Form 10-Q
period 1995-03-31
SOVEREIGN BANCORP INC
filed 1995-05-11
CIK 811830

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
       EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533

                            SOVEREIGN BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                        23-2453088
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
    (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number:  (610) 320-8400

                                      N/A
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at May 10, 1995
Common Stock (no par value)                   47,486,991 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                         Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1995
             and December 31, 1994                                                                        2 - 3

             Consolidated Statements of Operations for the three-
             month periods ended March 31, 1995 and 1994                                                  4 - 5

             Consolidated Statements of Cash Flows for the three-
             month periods ended March 31, 1995 and 1994                                                  5 - 6

             Notes to Consolidated Financial Statements                                                   6 - 14

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                                             14 - 24

PART II.   OTHER INFORMATION

     Item 6.   Reports on Form 8-K                                                                         25

SIGNATURES                                                                                                 25

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                 1995                    1994
                                                                              (Unaudited)               (Note)

                                                                                 (in thousands, except
                                                                                    per share data)

ASSETS
  Cash and amounts due from
    depository institutions                                                     $ 83,348              $ 110,270
  Interest-earning deposits                                                       32,026                 29,131
  Loans held for resale (approximate fair
    value of $3,920 and $7,666 at
    March 31, 1995 and December 31, 1994,
    respectively)                                                                  3,832                  7,666
  Investment and mortgage-backed securities
    available-for-sale                                                            61,656                 87,128
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $1,901,915 and $1,701,143 at March 31,
    1995 and December 31, 1994, respectively)                                  1,962,726              1,816,840
  Loans                                                                        4,421,422              4,350,898
  Allowance for possible loan losses                                             (35,669)               (36,289)
  Premises and equipment                                                          54,040                 48,096
  Real estate owned                                                                9,804                  9,191
  Accrued interest receivable                                                     32,866                 30,369
  Goodwill and other intangible assets                                           129,194                 64,553
  Other assets                                                                    48,335                 46,229
                                                                              ----------             ----------
      TOTAL ASSETS                                                            $6,803,580             $6,564,082
                                                                              ==========             ==========

LIABILITIES
  Deposits                                                                    $5,007,649             $4,027,119
  Borrowings:
    Short-term                                                                 1,163,663              1,722,726
    Long-term                                                                    250,797                439,861
  Advance payments by borrowers
    for taxes and insurance                                                       24,138                 25,893
  Other liabilities                                                               45,100                 44,583
                                                                              ----------             ----------

      TOTAL LIABILITIES                                                        6,491,347              6,260,182
                                                                              ----------             ----------

STOCKHOLDERS' EQUITY
  Preferred stock; 7,500,000 shares
    authorized; none outstanding                                                      -                      -
  Common stock; no par value;
    100,000,000 shares authorized;
    45,742,791 shares issued at March 31,
    1995 and 45,566,971 shares issued at
    December 31, 1994                                                            226,191                224,958
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    465,000 shares at March 31, 1995                                              (4,195)                    -
  Unrecognized loss on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                                  (138)                  (887)
  Retained earnings                                                               90,375                 79,829
                                                                              ----------             ----------

      TOTAL STOCKHOLDERS' EQUITY                                                 312,233                303,900
                                                                              ----------             ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                  $6,803,580             $6,564,082
                                                                              ==========             ==========

See accompanying notes to consolidated financial statements.

Note: The balance sheet at December 31, 1994 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                   Three-Month Period
                                                                                     Ended March 31,

                                                                                1995                   1994
                                                                                ----                   ----

                                                                                 (in thousands, except
                                                                                    per share data)

Interest income:
  Interest and dividends on investment
    and mortgage-backed securities
    and other interest-earning assets                                         $ 34,202               $ 24,189
  Interest and fees on loans                                                    77,207                 52,504
                                                                              --------               --------

      Total interest income                                                    111,409                 76,693
                                                                              --------               --------

Interest expense:
  Interest on deposits                                                          49,378                 25,497
  Interest on borrowings                                                        19,295                 14,835
                                                                              --------               --------

      Total interest expense                                                    68,673                 40,332
                                                                              --------               --------

Net interest income                                                             42,736                 36,361
Provision for possible loan losses                                                 250                  1,537
                                                                              --------               --------

Net interest income after provision for
  possible loan losses                                                          42,486                 34,824
                                                                              --------               --------

Other income:
  Other loan fees and service charges                                            1,245                  1,046
  Deposit fees                                                                   2,261                  1,108
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                                             111                    202
  Gain on sale of loans held for resale                                            640                    371
  Miscellaneous income                                                             610                    450
                                                                              --------               --------

      Total other income                                                         4,867                  3,177
                                                                              --------               --------

General and administrative expenses:
  Salaries and employee benefits                                                10,617                  8,324
  Occupancy and equipment expenses                                               4,656                  4,102
  Outside services                                                               1,444                  2,026
  Deposit insurance premiums                                                     2,817                  1,570
  Advertising                                                                      569                    675
  Other administrative expenses                                                  5,160                  2,674
                                                                              --------               --------

      Total general and administrative expenses                                 25,263                 19,371
                                                                              --------               --------

Other operating expenses:
  Amortization of goodwill and other intangibles                                 3,027                  1,159
  Real estate owned losses/(gains), net                                            502                     (1)
                                                                              --------               --------

      Total other operating expenses                                             3,529                  1,158
                                                                              --------               --------

Income before income taxes                                                      18,561                 17,472
Income tax provision                                                             6,431                  6,546
                                                                              --------               --------

Net Income                                                                    $ 12,130               $ 10,926
                                                                              ========               ========

Earnings per share (1)                                                            $.25                   $.23
                                                                              ========               ========

Dividends per share (1)                                                         $.0219                 $.0353
                                                                              ========               ========

(1) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

     See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   Three-Month Period
                                                                                     Ended March 31,

                                                                                 1995                   1994
                                                                                      (in thousands)

     Cash Flows from Operating Activities:
       Net income                                                             $  12,130              $  10,926
       Adjustments to reconcile net income to net cash provided
           by operating activities:
         Provision for possible loan losses and deferred taxes                    1,108                  1,703
         Depreciation                                                             1,224                    787
         Amortization                                                                81                  3,585
         Loss on sale of loans, investment and mortgage-
           backed securities and real estate owned                                  391                     45
         Net change in:
           Loans held for resale                                                  3,834                 38,170
           Other liabilities                                                        517                 (4,981)
           Other assets                                                          (7,910)                (2,474)
                                                                              ---------              ---------

     Net cash provided by operating activities                                   11,375                 47,761
                                                                              ---------              ---------

     Cash Flows from Investing Activities:
       Proceeds from sales of investment
         and mortgage-backed securities:
           Available-for-sale                                                    33,424                338,526
       Proceeds from repayments and maturities of investment
         and mortgage-backed securities:
           Available-for-sale                                                        -                   1,590
           Held-to-maturity                                                      38,817                156,494
       Purchases of investment and mortgage-backed securities:
           Available-for-sale                                                    (6,635)                (7,083)
           Held-to-maturity                                                    (182,586)              (421,893)
       Proceeds from sales of loans                                                 995                  1,608
       Purchase of loans                                                           (272)               (60,042)
       Net change in loans other than purchases and sales                       (72,221)              (122,828)
       Proceeds from sales of premises and equipment                                494                  1,896
       Purchases of premises and equipment                                       (7,831)                (1,197)
       Proceeds from sale of real estate owned                                    1,709                  1,446
       Other, net                                                                    -                  (4,394)
                                                                              ---------              ---------

     Net cash used by investing activities                                     (194,106)              (115,877)
                                                                              ---------              ---------

     Cash Flows from Financing Activities:
       Assumption of deposits                                                   842,410                    -
       Net increase in deposits                                                  71,305                  4,595
       Net decrease in short-term borrowings                                   (747,191)               (36,496)
       Proceeds from long-term borrowings                                            -                  75,000
       Prepayments of long-term borrowings                                         (714)                (2,304)
       Net (decrease)/increase in advance payments by
         borrowers for taxes and insurance                                       (1,755)                 5,345
       Proceeds from issuance of common stock                                       688                  1,238
       Cash dividends paid                                                       (1,039)                (1,656)
       Purchase of the Employee Stock Ownership Plan                             (5,000)                    -
                                                                              ---------              ---------

     Net cash provided by financing activities                                  158,704                 45,722
                                                                              ---------              ---------

     Net change in cash and cash equivalents                                    (24,027)               (22,394)
     Cash and cash equivalents at beginning of period                           139,401                130,267
                                                                              ---------              ---------

     Cash and cash equivalents at end of period                               $ 115,374              $ 107,873
                                                                              =========              =========

     Reconciliation of Cash and Cash Equivalents to Consolidated
       Balance Sheets:
     Cash and amounts due from depository institutions                        $  83,348              $  62,835
     Interest-earning deposits and federal funds sold                            32,026                 45,038
                                                                              ---------              ---------

                                                                              $ 115,374              $ 107,873
                                                                              =========              =========

     Supplemental Disclosures:

     Income tax payments totaled $440,000 for the three-month period ended March 31, 1995 and $3.0 million for the same period in 1994. Interest payments totaled $74.7 million for the three-month period ended March 31, 1995 and $40.5 million for the same period in 1994. Noncash activity consisted of mortgage loan securitization of $10.9 million for the three-month period ended March 31, 1995 and $105.9 million for the same period in 1994; reclassification of long-term borrowings to short-term borrowings of $176.4 million for the three-month period ended March 31, 1995 and $175.0 million for the same period in 1994; reclassification of mortgage loans to real estate owned of $3.1 million for the three-month period ended March 31, 1995 and $990,000 for the same period in 1994.

     See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank") and Sovereign Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1995 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1994.

(2)     EARNINGS PER SHARE

     Earnings per share have been computed based on the weighted average number of common and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month periods ended March 31, 1995 and 1994 were 49.0 million and 48.9 million, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

        The following table presents the composition and fair value of investmentand mortgage-backed securities available-for-sale at the dates indicated: (dollars in thousands)

                                                       March 31, 1995

                               Amortized         Unrealized        Unrealized          Fair
                                  Cost          Appreciation      Depreciation         Value

Equity Securities              $ 61,882             $ 585          $  811             $ 61,656
                               ========             =====          ======             ========

                                                     December 31, 1994

                               Amortized          Unrealized      Unrealized           Fair
                                 Cost            Appreciation    Depreciation          Value

Equity Securities              $ 88,583              $ 366           $1,821           $ 87,128
                               ========              =====           ======           ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment and mortgage-backed securities held-to-maturity at the dates indicated:
(dollars in thousands)


                                                                      March 31, 1995

                                              Amortized           Unrealized          Unrealized           Fair
                                                Cost             Appreciation        Depreciation         Value
Investments:
  U.S. Treasury and
    government agency                       $  159,176              $     6             $ 8,187        $  150,995
Corporate securities                             4,018                    -                  26             3,992
Other securities                                   419                    -                   3               416

Mortgage-backed Securities:
  FHLMC                                        330,709                  555              14,756           316,508
  FNMA                                         310,616                  179              16,921           293,874
  GNMA                                         236,112                7,508                 163           243,457
  RTC                                           32,045                    -               5,035            27,010
  Private issues                               265,349                    6              13,762           251,593
  Collateralized mortgage
    obligations                                624,282                1,785              11,997           614,070
                                             ---------              -------             -------        ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                          $1,962,726              $10,039            $70,850         $1,901,915
                                             =========              =======            =======         ==========

                                                                     December 31, 1994

                                              Amortized           Unrealized          Unrealized       Fair
                                                Cost             Appreciation        Depreciation      Value
Investments:
  U.S. Treasury and
    government agency                        $  159,353            $     17             $ 12,675       $  146,695
  Corporate securities                            4,025                   -                   43            3,982
  Other securities                                  420                   -                    4              416

Mortgage-backed Securities:
  FHLMC                                         336,556                 396               26,506          310,446
  FNMA                                          316,968                  17               26,390          290,595
  GNMA                                          237,308                 147                2,877          234,578
  RTC                                            33,976                   -                5,227           28,749
  Private issues                                272,833                  10               20,502          252,341
  Collateralized mortgage
    obligations                                 455,401               6,801               28,861          433,341
                                             ----------             -------             --------       ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                           $1,816,840            $ 7,388              $123,085       $1,701,143
                                             ==========            =======              ========       ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(5)  COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:
(dollars in thousands)

                                                                       March 31, 1995                 December 31, 1994

                                                                  Amount           Percent         Amount           Percent

Residential real estate loans                                   $3,782,994          85.56%       $3,710,150          85.27%

Real estate construction loans:
  Residential (net of loans in process
    of $28,083 and $33,095, respectively)                           42,772            .97            49,094           1.13

  Residential development (net of loans
    in process of $957 and $1,382,
    respectively)                                                    2,384            .06             3,226            .08

Multi-family loans                                                  88,557           2.00            95,216           2.19

Home equity loans                                                  425,908           9.63           413,037           9.49
                                                                ----------         ------         ---------         ------

     Total Residential Loans                                     4,342,615          98.22         4,270,723          98.16

Commercial real estate loans                                        41,005            .93            39,717            .91

Commercial loans                                                     5,439            .12             5,730            .13

Consumer loans                                                      32,363            .73            34,728            .80
                                                                ----------         ------        ----------         ------

     Total Loans                                                $4,421,422         100.00%       $4,350,898         100.00%
                                                                ==========         ======        ==========         ======

Total Loans with:
  Fixed rates                                                   $1,109,522          25.09%       $1,097,469          25.22%
  Variable rates                                                 3,311,900          74.91         3,253,429          74.78
                                                                ----------         ------        ----------         ------
     Total Loans                                                $4,421,422         100.00%       $4,350,898         100.00%
                                                                ==========         ======        ==========         ======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                            March 31, 1995                              December 31, 1994

                                                           Weighted                                        Weighted
                                                           Average                                         Average
    Account Type              Amount       Percent           Rate           Amount         Percent          Rate

Retail certificates         $2,976,764      59.44%           5.15%         $2,207,531       54.82%          4.75%
Jumbo certificates              74,088       1.48            5.25              78,794        1.96           4.86
Savings accounts               960,920      19.19            2.32             925,667       22.98           2.34
Demand deposit accounts        134,697       2.69              -              118,346        2.94             -
NOW accounts                   351,941       7.03            1.26             308,202        7.65           1.82
Money market accounts          509,239      10.17            3.64             388,579        9.65           2.44
                            ----------     ------            ----          ----------      ------           ----

  Total Deposits            $5,007,649     100.00%           4.04%         $4,027,119      100.00%          3.61%
                            ==========     ======            ====          ==========      ======           ====

(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)


                                                   March 31, 1995                    December 31, 1994

                                                               Weighted                            Weighted
                                                               Average                              Average
                                               Balance          Rate              Balance            Rate

Securities sold under
  repurchase agreements                      $  438,909          6.18%           $  608,810          5.72%
FHLB advances                                   856,485          5.32             1,434,081          5.25
Other borrowings                                119,066          7.75               119,696          7.71
                                             ----------         -----            ----------         -----
   Total Borrowings                          $1,414,460          5.79%           $2,162,587          5.52%
                                             ==========         =====            ==========         =====

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(8)  INTEREST RATE EXCHANGE AGREEMENTS

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated (in thousands):

                                                                    March 31, 1995

                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years

Amortizing interest rate
  swaps-pay variable
  receive fixed (1)                         $1,084,859          $   -            $ (49,588)           3.7
Non-amortizing interest
  rate swaps-pay variable
  receive fixed (2)                            250,000              -               (5,186)           1.2
Interest rate caps (3)                       1,446,000          13,845               1,260            1.8
                                             ---------         -------           ---------

                                            $2,780,859         $13,845           $ (53,514)
                                            ==========         =======           =========


                                                                 December 31, 1994

                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
Amortizing interest rate
  swaps-pay variable
  receive fixed (1)                         $1,085,645         $     -           $ (84,349)           3.9
Non-amortizing interest
  rate swaps-pay variable
  receive fixed (2)                            250,000               -              (7,931)           1.5
Interest rate caps (3)                         450,000            2,310             14,595            1.6
                                            ----------          -------          ---------
                                            $1,785,645          $ 2,310          $ (77,685)
                                            ==========          =======          =========

(1) The weighted average pay rate was 6.49% and 6.28% and the weighted average receive rate was 5.91% at March 31, 1995 and December 31, 1994, respectively.

(2) The weighted average pay rate was 6.53% and 6.59% and the weighted average receive rate was 5.73% at March 31, 1995 and December 31, 1994, respectively.
(3) The weighted average contract rate was 5.50% at March 31, 1995 and December 31, 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)
     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):

                                    Amortizing             Non-Amortizing            Interest
                                     Interest                Interest                  Rate
                                    Rate Swaps              Rate Swaps                 Caps

Balance, December 31, 1994          $1,085,645                $250,000               $  450,000
                                    ----------                --------               ----------
    Additions                                -                       -                  996,000
    Maturities/Amortization                786                       -                        -
    Terminations                             -                       -                        -
                                    ----------                --------                ---------
Balance, March 31, 1995             $1,084,859                $250,000               $1,446,000
                                    ==========                ========               ==========

(9) BUSINESS COMBINATIONS

    On April 21, 1995, Sovereign Bank completed its sale of seven southern New Jersey offices with related deposits totalling $106.7 million to Collective Bancorp ("Collective") headquartered in Egg Harbor, New Jersey. In addition, Sovereign acquired $7.0 million of deposits from Collective's Wilmington, Delaware branch office. As a result of this transaction, Sovereign reduced its core deposit intangible by approximately $6.0 million.

    On March 23, 1995, Sovereign executed an Agreement and Plan of Merger to purchase Colonial State Bank ("Colonial"), a New Jersey chartered commercial bank, headquartered in Freehold, New Jersey, with approximately $45 million in assets and one branch office. Upon consummation of the acquisition, Colonial will convert to a savings bank and remain a separate subsidiary of Sovereign.

    On January 1, 1995, Sovereign acquired 23 offices located in New Jersey and Delaware with $909.3 million of related deposits and a small amount of related deposit loans from Berkeley Federal Bank & Trust, FSB ("Berkeley") for a premium of $66.6 million. The acquisition was accounted for as a purchase.

    On November 1, 1994, Sovereign acquired Charter FSB Bancorp, Inc. ("Charter") of Randolph, New Jersey. Charter has 10 community banking offices located in Morris and Sussex counties, New Jersey. In accordance with the merger agreement, Charter common shareholders received 3.4 shares of Sovereign common stock in exchange for each share of Charter common stock. Sovereign issued a total of 7.0 million new shares (7.3 million shares as adjusted for all subsequent stock dividends) to complete the acquisition. The transaction was tax free to Sovereign, Charter and Charter shareholders and was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements have been restated to include the accounts of Charter for all periods presented. At September 30, 1994, Charter had total assets, deposits and stockholders' equity of approximately $405.8 million, $341.4 million and $41.7 million, respectively.

    On September 16, 1994, Sovereign acquired the Chadds Ford, Pennsylvania office and related deposits of Second National Federal Savings Association ("Second National") from the Resolution Trust Corporation ("RTC"), receiver for Second National. Sovereign assumed approximately $14.4 million of deposits from the Chadds Ford office for a premium of $675,000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

    On August 5, 1994, Sovereign acquired Shadow Lawn Savings Bank ("Shadow Lawn"), a state chartered financial institution from Rochester Community Savings Bank, in a transaction accounted for as a purchase. Shadow Lawn has 17 community banking offices located in Monmouth and Ocean counties, New Jersey. Sovereign acquired $787.5 million of assets consisting principally of investment and mortgage-backed securities and loans. Sovereign also assumed approximately $730.6 million of deposit liabilities. Sovereign acquired Shadow Lawn in exchange for an estimated purchase price of $78.4 million of cash. This transaction added a core deposit intangible of $13.0 million and goodwill of $26.7 million to Sovereign's balance sheet.

(10) STOCKHOLDERS' EQUITY

    On February 18, 1994, Sovereign filed a "Shelf Registration Statement" with the Securities and Exchange Commission to register $150.0 million of various debt and equity securities which Sovereign may issue in the future to provide additional funds for general corporate purposes, including, without limitation, funding investments in or extensions of credit to, its subsidiaries, repayments of obligations, redemption of outstanding indebtedness and financing possible future acquisitions.

    On April 20, 1995, Sovereign announced that it expects to offer for sale $75 million of convertible preferred stock pursuant to this shelf registration. The 6 1/4% cumulative Convertible Preferred Stock is convertible at a conversion rate of 4.752 shares of common stock for each share of preferred stock, equivalent to a conversion price of $10.523 per share of common stock. The sale is expected to close on or about May 16, 1995.

    On November 21, 1994, Sovereign's Board of Directors authorized an amendment to Sovereign's tax-qualified Employee Stock Ownership Plan ("ESOP") to add a leverage feature to purchase up to 4.2 million shares of Sovereign's outstanding common stock, in the open market or in negotiated transactions. As of March 31, 1995, Sovereign has advanced $5.0 million to the Employee Stock Ownership Plan and it had purchased 465,000 shares at a cost of $4.2 million. The cost of these shares is reported as a reduction of equity on the balance sheet. These shares are not considered outstanding for the earnings per share calculation.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations

RESULTS OF OPERATIONS

General

    Net income for the three-month period ended March 31, 1995 was $12.1 million, an increase of 11% when compared to net income of $10.9 million for the three-month period ended March 31, 1994. Earnings per share for the three-month period ended March 31, 1995 were $.25 per share, an increase of 9% when compared to $.23 for the same period in 1994. Earnings per share have been adjusted to reflect all stock dividends and stock splits including the 5% stock dividend declared on February 22, 1995.

    Return on average equity and return on average assets were 15.12% and .70%, respectively, for the three-month period ended
March 31, 1995 compared to 16.07% and .88%, respectively, for the same period in 1994.

Net Interest Income

    Net interest income for the three-month period ended March 31, 1995 was $42.7 million compared to $36.4 million for the same period in 1994. The increase is attributable to an increase in average balances resulting from recent acquisitions and internal growth. Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) was 2.50% for the three-month period ended March 31, 1995 compared to 2.97% for the same period in 1994.

    Interest and dividends on investment and mortgage-backed securities and other interest-earning assets were $34.2 million for the three-month period ended March 31, 1995 compared to $24.2 million for the same period in 1994. The average balance of investment and mortgage-backed securities and other interest-earning assets was $1.99 billion with an average yield of 6.90% for the three-month period ended March 31, 1995 compared to an average balance of $1.67 billion with an average yield of 5.83% for the same period in 1994. The increase in the average balance of investment and mortgage-backed securities and other assets was primarily due to the Shadow Lawn acquisition. The increase in yield is the result of generally higher interest rates.

    Interest and fees on loans were $77.2 million for the three-month period ended March 31, 1995 compared to $52.5 million for the same period in 1994. The average balance of loans was $4.40 billion with an average yield of 7.03% for the three-month period ended March 31, 1995 compared to an average balance of $3.01 billion with an average yield of 7.01% for the same period in 1994. The increase in the average balance of loans is due to the origination of variable rate mortgage loans and the Shadow Lawn acquisition.

    Interest on deposits was $49.4 million for the three-month period ended March 31, 1995 compared to $25.5 million for the same period in 1994. The average balance of deposits was $4.97 billion with an average cost of 4.03% for the three-month period ended March 31, 1995 compared to an average balance of $3.18 billion with an average cost of 3.25% for the same period in 1994. The increase in the average balance of deposits is primarily due to recent acquisitions. The cost of deposits has increased due to a general rise in interest rates.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    Interest on borrowings was $19.3 million for the three-month period ended March 31, 1995 compared to $14.8 million for the same period in 1994. The average balance of borrowings was $1.38 billion with an average cost of 5.64% for the three-month period ended March 31, 1995 compared to an average balance of $1.32 billion with an average cost of 4.53% for the same period in 1994. The cost of borrowings has increased due to the rise in interest rates.

Provision for Possible Loan Losses

    The provision for possible loan losses was $250,000 for the three-month period ended March 31, 1995 compared to $1.5 million for the same period in 1994. See "Financial Condition and Loan Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

    The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                 Three-Month Period Ended March 31,
                                                   1995                      1994


Allowance, beginning of period                   $36,289                   $33,099

Charge-offs:
     Residential                                     293                       517
     Consumer                                        132                       134
     Commercial Real Estate                          472                        -
                                                 -------                    ------
           Total Charge-offs                         897                       651
                                                 -------                   -------

Recoveries:
     Residential                                      18                         4
     Consumer                                          9                        17
     Commercial Real Estate                            -                         4
                                                 -------                   -------
             Total Recoveries                         27                        25
                                                 -------                   -------

Charge-offs, net of recoveries                       870                       626
Provision for possible loan losses                   250                     1,538
Acquired reserves and other additions                 -                         (6)
                                                 -------                   -------
Allowance, end of period                         $35,669                   $34,005
                                                 =======                   =======

Other Income

    Other income was $4.9 million for the three-month period ended March 31, 1995, compared to $3.2 million for the same period in 1994.

    Other loan fees and service charges were $1.2 million for the three-month period ended March 31, 1995 compared to $1.0 million for the same period in 1994. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $3.98 billion of its own loans and $1.10 billion of loans for others at March 31, 1995 compared to $2.84 billion of its own loans and $1.30 billion of loans for others at March 31, 1994.

    Deposit fees were $2.3 million for the three-month period ended March 31, 1995 compared to $1.1 million for the same period in 1994. This increase was primarily the result of the Shadow
Lawn and Berkeley acquisitions.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    Gain on sale of loans and investment and mortgage-backed securities available-for-sale was $111,000 for the three-month period ended March 31, 1995 compared to $202,000 for the same period in 1994.

    Gain on sale of loans held for resale was $640,000 for the three-month period ended March 31, 1995 compared to $371,000 for the same period in 1994.

General and Administrative Expenses

    Total general and administrative expenses were $25.3 million for the three-month period ended March 31, 1995 compared to $19.4 million for the same period in 1994. The ratio of general and administrative expenses to average assets for the three-month period ended March 31, 1995 was 1.50% compared to 1.59% for the same period in 1994. This decrease in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances.

    Other operating expenses were $3.5 million for the three-month period ended March 31, 1995 compared to $1.2 million for the same period in 1994. This increase was primarily due to the amortization of goodwill and intangible assets resulting from recent acquisitions and write downs of REO.

Income Tax Provision

    The income tax provision was $6.4 million for the three-month period ended March 31, 1995 compared to $6.5 million for the same period in 1994. The effective tax rate for the three-month period ended March 31, 1995 was 34.6% compared to 37.5% for the same period in 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Loan Portfolio

     Loans at March 31, 1995 were $4.42 billion compared to $4.35 billion at December 31, 1994. During the three-month period ended March 31, 1995, Sovereign closed approximately $151.4 million of first mortgage loans including approximately $121.5 million of variable rate mortgage loans which were retained in Sovereign's loan portfolio.

    Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result of Sovereign's focus on these products, 98.2% of Sovereign's total loan portfolio is secured by residential real estate and 75.0% of the total loan portfolio is comprised of variable rate loans. At March 31, 1995, Sovereign's total loan portfolio included $3.78 billion of first mortgage loans secured primarily by liens on owner occupied one-to-four family residential properties and $425.9 million of home equity loans secured primarily by second mortgages on owner occupied one-to-four family residential properties. At March 31, 1995, Sovereign's loan portfolio also included $88.6 million of multi-family loans. The remaining loans in Sovereign's portfolio are gradually declining although recent acquisitions have added a limited amount of commercial real estate loans. Sovereign has no commercial construction loans and only $2.4 million in residential development loans. For additional information on the composition of the loan portfolio, see Note 5 in the Notes to Consolidated Financial Statements.

    Sovereign places all loans 90 days or more delinquent
(except guaranteed student loans) on non-performing status. At March 31, 1995, Sovereign's non-performing assets were $38.4 million compared to $40.5 million at December 31, 1994. The ratio of non-performing assets to total assets was .56% at March 31, 1995 compared to .62% at December 31, 1994.

    At March 31, 1995, 82.94% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 85.01% at December 31, 1994. Historically, losses on disposition of non-performing residential real estate have been much lower than non-performing commercial and commercial real estate loans. Non-performing assets at March 31, 1995 include $9.80 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                    March 31,                   December 31,
                                                     1995                           1994
Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
        Residential                                 $25,509                         $25,379
        Other                                         1,775                           2,892

    Past due less than 90 days
    as to interest and principal:
        Residential                                   1,172                           2,980
                                                    -------                         -------
Total Non-Accrual Loans                              28,456                          31,251

Restructured Loans                                       98                              99
                                                    -------                         -------
Total Non-Performing Loans                           28,554                          31,350
                                                    -------                         -------
Real Estate Owned:
        Residential                                   5,134                           6,104
        Other                                         4,670                           3,087
                                                    -------                         -------
Total Real Estate Owned                               9,804                           9,191
                                                    -------                         -------

TOTAL NON-PERFORMING ASSETS                         $38,358                         $40,541
                                                    =======                         =======

Non-Performing Assets as a
percentage of Total Assets                             .56%                            .62%

Non-Performing Loans as a
percentage of Total Loans                              .65%                            .72%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                  .86%                            .93%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                          92.14%                          88.24%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                          123.77%                         114.11%




    Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At March 31, 1995, the allowance for possible loan losses was $35.7 million or .81% of loans compared to $36.3 million or .83% of loans at December 31, 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)


                                           March 31,                    December 31,
                                             1995                           1994
Balance at End of                    -------------------------------------------------------
Period Attributable to               Amount         Percent          Amount          Percent

Residential real estate             $10,567          29.63%         $10,540           29.05%
Commercial real estate                  506           1.42              657            1.81
Commercial                              126            .35              164             .45
Consumer                              4,437          12.44            4,435           12.22
Unallocated                          20,033          56.16           20,493           56.47
                                    -------         ------          -------          ------
    Total                           $35,669         100.00%         $36,289          100.00%
                                    =======         ======           ======          ======


    Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $3.9 million. These loans consist of $2.8 million of multi-family loans and $987,000 of commercial real estate loans.

Investment and Mortgage-backed Securities

    Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At March 31, 1995, total investment and mortgage-backed securities were $2.02 billion compared to $1.90 billion at December 31, 1994. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

    Total goodwill and other intangible assets at March 31, 1995 were $129.2 million compared to $64.6 million at December 31, 1994. The increase is the result of the Berkeley acquisition.

Deposits

    Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

    Total deposits at March 31, 1995 were $5.01 billion, compared to $4.03 billion at December 31, 1994. This increase is the result of the assumption of Berkeley deposits. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

Borrowings

    Sovereign utilizes borrowings as a source of funds for its asset growth. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by a security interest in U.S. Treasury securities or securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof.

    Total borrowings at March 31, 1995 were $1.41 billion of which $1.16 billion were short-term compared to $2.16 billion of which $1.72 billion were short-term at December 31, 1994. This decrease is the result of the use of funds received from the Berkeley deposits to pay down borrowings. For additional information on the borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

Stockholders' Equity

    Total stockholders' equity at March 31, 1995 was $312.2 million compared to $303.9 million at December 31, 1994. This increase is primarily attributable to the retention of earnings.

LIQUIDITY AND CAPITAL RESOURCES

    Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 5.83% for March 31, 1995.

    Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At March 31, 1995, Sovereign had $1.14 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

    The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), requires the OTS to prescribe uniformly applicable capital standards for all savings associations. These standards require savings associations to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum leverage capital ratio of not less than 3% of tangible assets and not less than 4% of risk adjusted assets and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. In all cases, these standards are to be no less stringent than the capital standards that are applicable to national banks. The OTS has issued a regulation that requires a minimum leverage capital requirement of 3% for associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum leverage capital requirement will be 3% plus at least an additional 100 to 200 basis points.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    The OTS issued its final regulations on the incorporation of an interest rate risk component into its risk-based capital requirements. Under the regulation, savings associations which are deemed to have an "above normal" level of interest rate risk must deduct a portion of that risk from total capital for regulatory capital purposes. Implementation of this interest rate risk capital deduction has been delayed by the OTS until further notification.

    The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), established five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

    At March 31, 1995, Sovereign Bank is classified as adequately capitalized and is in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be in compliance with all capital requirements.

    The following table sets forth the capital ratios of Sovereign Bank and Sovereign Bancorp and the current regulatory requirements at March 31, 1995:



                                    Sovereign         Sovereign
                                    Bancorp(1)          Bank            Requirement
Stockholders' equity to
   total assets                        4.59%            6.10%               None
Tangible capital to tangible
  assets                               2.78             4.27                1.50%
Leverage (core) capital to
  tangible assets                      2.78             4.27                3.00
Leverage (core) capital to
  risk adjusted assets                 5.90             9.21                4.00
Risk-based capital to risk
  adjusted assets                     10.60            10.14                8.00


(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

ASSET AND LIABILITY MANAGEMENT

    The objective of Sovereign's asset and liability management is to identify, manage and control its interest rate risk in order to produce consistent earnings that are not largely contingent upon favorable trends in interest rates. Sovereign manages its assets and liabilities to attain a stable net interest margin across a wide spectrum of interest rate environments. This is accomplished by monitoring the levels of interest rates, the relationships between the rates earned on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, off-balance sheet positions and the effect of all of these factors on the estimated level of net interest income.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and borrowing repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 3.8% at March 31, 1995.

    Sovereign also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

    Pursuant to its interest rate risk management strategy, Sovereign enters into off-balance sheet transactions which involve interest rate exchange agreements (swaps, caps and floors) for interest rate risk management purposes. Sovereign's objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact changes in interest rates have on net interest income. For additional information on Interest Rate Exchange Agreements, see Note 8 in the Notes to
Consolidated Financial Statement.

    Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Treasury Constant Maturity, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign utilizes non-amortizing swaps to convert fixed rate liabilities to floating rate, to reduce Sovereign's overall cost of funds.

    Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection.

    Due to competitive conditions, Sovereign originates fixed rate residential mortgages. It exchanges the majority of these loans with FHLMC, FNMA and private investors. The loans are exchanged for marketable fixed rate mortgage-backed securities which are generally sold, or cash. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as means of hedging loans in the mortgage pipeline which are originated for resale.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

    Sovereign's primary funding source is deposits obtained in its own marketplace. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on investment opportunities and also considering the cost of alternative funding sources. Borrowings are a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Items 1 through 5 are not applicable or the responses are negative.

Item 6 - Reports on Form 8-K.

           Report on Form 8-K, dated January 17, 1995 (date of earliest event - January 3, 1995), described the consummation of Sovereign's acquisition of 23 offices and related deposits from Berkeley Federal Bank and Trust, FSB pursuant to a Branch Purchase and Deposit Assumption Agreement dated September 19, 1994.

           Report on Form 8-K, dated March 24, 1995 (date of earliest event - March 7, 1995), described the termination of Sovereign's planned acquisition of Patriot Savings Bank and announced the signing of an Agreement and Plan of Merger dated March 23, 1995 pursuant to which Sovereign will acquire Colonial State Bank.

           Report on Form 8-K, dated April 20, 1995 (date of earliest event - April 20, 1995), contained a press release announcing Sovereign's intention to offer Convertible Preferred Stock.

           Report on Form 8-K, dated April 28, 1995 (date of earliest event - April 24, 1995), described the election of Richard E. Mohn as Chairman of the Board to succeed Frederick J. Jaindl who resigned as Chairman and as a Director of Sovereign earlier that day.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SOVEREIGN BANCORP, INC.
                                     -----------------------------------------
                                                   (Registrant)


Date        May 10, 1995                     /s/ Karl D. Gerhart
        ---------------------        -----------------------------------------
                                                 Karl D. Gerhart
                                             Chief Financial Officer


Date       May 10, 1995                        /s/ Richard A. Elko
        ---------------------         ----------------------------------------
                                                 Richard A. Elko
                                             Chief Accounting Officer