Form 10-Q
period 1995-06-30
SOVEREIGN BANCORP INC
filed 1995-08-14
CIK 811830

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at August 10, 1995
Common Stock (no par value)                     46,110,158 shares

Preferred Stock (no par value)                   2,000,000 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                                        Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 1995
             and December 31, 1994                                                                         3


             Consolidated Statements of Operations for the three-
             month and six-month periods ended June 30, 1995 and 1994                                      4


             Consolidated Statements of Cash Flows for the six-
             month periods ended June 30, 1995 and 1994                                                    5


             Notes to Consolidated Financial Statements                                                  6 - 12


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                                            13 - 22


PART II.   OTHER INFORMATION


     Item 6.  Reports on Form 8-K                                                                          23


PART III.   FINANCIAL DATA SCHEDULE                                                                         24


            SIGNATURES                                                                                     25


                                     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  1995                   1994
                                                                               -----------           ------------
                                                                               (Unaudited)              (Note)

                                                                                     (in thousands, except
                                                                                        per share data)

ASSETS
  Cash and amounts due from
    depository institutions                                                     $104,638              $ 110,270
  Interest-earning deposits                                                       29,514                 29,131
  Loans held for resale (approximate fair
    value of $15,811 and $7,666 at
    June 30, 1995 and December 31, 1994,
    respectively)                                                                 15,605                  7,666
  Investments available-for-sale                                                  62,820                 87,128
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,358,137 and $1,701,143 at June 30,
    1995 and December 31, 1994, respectively)                                  2,376,028              1,816,840
  Loans                                                                        4,503,052              4,350,898
  Allowance for possible loan losses                                             (34,803)               (36,289)
  Premises and equipment                                                          48,968                 48,096
  Real estate owned                                                                8,824                  9,191
  Accrued interest receivable                                                     34,514                 30,369
  Goodwill and other intangible assets                                           120,796                 64,553
  Other assets                                                                    51,250                 46,229
                                                                              ----------             ----------

      TOTAL ASSETS                                                            $7,321,206             $6,564,082
                                                                              ==========             ==========


LIABILITIES
  Deposits                                                                    $4,833,821             $4,027,119
  Borrowings:
    Short-term                                                                 1,409,581              1,722,726
    Long-term                                                                    270,373                439,861
  Advance payments by borrowers
    for taxes and insurance                                                       36,197                 25,893
  Other liabilities                                                              357,143                 44,583
                                                                              ----------             ----------

      TOTAL LIABILITIES                                                        6,907,115              6,260,182
                                                                              ----------             ----------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value;
    $50 liquidation preference;
    7,500,000 shares authorized;
    2,000,000 shares issued and outstanding
    at June 30, 1995                                                              96,660                     -
  Common stock; no par value;
    100,000,000 shares authorized;
    46,733,260 shares issued at June 30,
    1995 and 45,566,971 shares issued at
    December 31, 1994                                                            247,640                224,958
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    1,511,000 shares at June 30, 1995                                            (13,426)                    -
  Unrecognized gain/(loss) on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                                   323                   (887)
  Retained earnings                                                               82,894                 79,829
                                                                              ----------             ----------

      TOTAL STOCKHOLDERS' EQUITY                                                 414,091                303,900
                                                                              ----------             ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                  $7,321,206             $6,564,082
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                        Three-Month Period                Six-Month Period
                                                                          Ended June 30,                   Ended June 30,
                                                                        ------------------                ----------------
                                                                         1995          1994              1995           1994
                                                                         ----          ----              ----           ----

                                                                                    (in thousands, except
                                                                                       per share data)
Interest income:
  Interest and dividends on investment
    and mortgage-backed securities
    and other interest-earning assets                                 $ 36,520      $ 25,055          $ 70,722       $ 49,244

  Interest and fees on loans                                            79,700        55,660           156,907        108,164
                                                                      --------      --------          --------       --------

      Total interest income                                            116,220        80,715           227,629        157,408
                                                                      --------      --------          --------       --------

Interest expense:
  Interest on deposits                                                  52,362        26,572           101,740         52,069
  Interest on borrowings                                                22,483        17,085            41,778         31,920
                                                                      --------      --------          --------       --------

      Total interest expense                                            74,845        43,657           143,518         83,989
                                                                      --------      --------          --------       --------

Net interest income                                                     41,375        37,058            84,111         73,419
Provision for possible loan losses                                         250         1,013               500          2,550
                                                                      --------      --------          --------       --------


Net interest income after provision for
  possible loan losses                                                  41,125        36,045            83,611         70,869
                                                                      --------      --------          --------       --------


Other income:
  Other loan fees and service charges                                    1,051         1,131             2,296          2,177
  Deposit fees                                                           1,924         1,029             4,185          2,137
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                                      25           359               136            561
  Mortgage banking gains                                                 4,149            63             4,789            434
  Miscellaneous income                                                   2,145           390             2,755            840
                                                                      --------      --------          --------       --------

      Total other income                                                 9,294         2,972            14,161          6,149
                                                                      --------      --------          --------       --------

General and administrative expenses:
  Salaries and employee benefits                                         9,720         7,856            20,337         16,180
  Occupancy and equipment expenses                                       5,187         3,718             9,843          7,820
  Outside services                                                       4,321         1,637             5,765          3,663
  Deposit insurance premiums                                             2,775         1,559             5,592          3,129
  Advertising                                                            1,898         1,272             2,467          1,947
  Other administrative expenses                                          1,842         3,594             7,002          6,268
                                                                      --------      --------          --------       --------

      Total general and administrative expenses                         25,743        19,636            51,006         39,007

Other operating expenses:
  Amortization of goodwill and other intangibles                         3,053         1,204             6,080          2,363
  Real estate owned losses/(gains), net                                    133          (261)              635           (262)
                                                                      --------      --------          --------       --------

      Total other operating expenses                                     3,186           943             6,715          2,101
                                                                      --------      --------          --------       --------

Income before income taxes                                              21,490        18,438            40,051         35,910
Income tax provision                                                     7,347         6,769            13,778         13,315
                                                                      --------      --------          --------       --------

Net Income                                                            $ 14,143      $ 11,669          $ 26,273       $ 22,595
                                                                      ========      ========          ========       ========

Net Income Applicable to Common Stock                                 $ 12,580      $ 11,669          $ 24,710       $ 22,595
                                                                      ========      ========          ========       ========


Earnings per share (1)                                                    $.26          $.24              $.51           $.47
                                                                      ========      ========          ========       ========

Dividends per share (1)                                                  $.022        $.0269            $.0439         $.0622
                                                                      ========      ========          ========       ========



(1) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

     See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                       Six-Month Period
                                                                                         Ended June 30,
                                                                                -----------------------------
                                                                                   1995                 1994
                                                                                   ----                 ----
                                                                                         (in thousands)


     Cash Flows from Operating Activities:
       Net income                                                               $  26,273            $  22,595
       Adjustments to reconcile net income to net cash provided
           by operating activities:
         Provision for possible loan losses and deferred taxes                      3,686                2,716
         Depreciation                                                               2,499                1,768
         Amortization                                                              (1,191)              (3,700)
         Loss/(Gain) on sale of deposits, loans, investment and
           mortgage-backed securities and real estate owned                         1,886                 (787)
         Net change in:
           Loans held for resale                                                   (7,939)              47,857
           Other liabilities                                                        1,871               57,729
           Other assets                                                           (11,725)              (7,255)
                                                                                ---------            ---------

     Net cash provided by operating activities                                     15,360              120,923
                                                                                ---------            ---------

     Cash Flows from Investing Activities:
       Proceeds from sales of investment
         and mortgage-backed securities:
           Available-for-sale                                                      33,424              373,488
       Proceeds from repayments and maturities of investment
         and mortgage-backed securities:
           Available-for-sale                                                          -                 1,667
           Held-to-maturity                                                        92,406              243,235
       Purchases of investment and mortgage-backed securities:
           Available-for-sale                                                      (6,916)            (141,833)
           Held-to-maturity                                                      (336,815)            (430,729)
       Proceeds from sales of loans                                                 2,346                2,183
       Purchase of loans                                                          (75,455)             (68,791)
       Net change in loans other than purchases and sales                         (81,751)            (604,966)
       Proceeds from sales of premises and equipment                               10,392                1,966
       Purchases of premises and equipment                                        (10,051)              (2,050)
       Proceeds from sale of real estate owned                                      2,948                5,403
       Other, net                                                                      -                (4,394)
                                                                                ---------            ---------

     Net cash used by investing activities                                       (369,472)            (624,821)
                                                                                ---------            ---------

     Cash Flows from Financing Activities:
       Assumption of deposits (net)                                               748,631                  -
       Net (decrease)/increase in deposits                                         (4,219)             113,404
       Net (decrease)/increase in short-term borrowings                          (550,772)             274,724
       Proceeds from long-term borrowings                                          69,499               75,000
       Prepayments of long-term borrowings                                           (714)              (2,304)
       Net increase in advance payments by
         borrowers for taxes and insurance                                         10,304               10,572
       Proceeds from issuance of common stock                                       1,567                2,069
       Proceeds from issuance of preferred stock                                   96,660                   -
       Cash dividends paid                                                         (2,093)              (2,936)
       Purchase of the Employee Stock Ownership Plan                              (20,000)                  -
                                                                                ---------            --------

     Net cash provided by financing activities                                    348,863              470,529
                                                                                ---------            ---------

     Net change in cash and cash equivalents                                       (5,249)             (33,369)
     Cash and cash equivalents at beginning of period                             139,401              130,267
                                                                                ---------            ---------

     Cash and cash equivalents at end of period                                 $ 134,152            $  96,898
                                                                                =========            =========

     Reconciliation of Cash and Cash Equivalents to Consolidated
       Balance Sheets:
     Cash and amounts due from depository institutions                          $ 104,638            $  68,765
     Interest-earning deposits and federal funds sold                              29,514               28,133
                                                                                ---------            ---------

                                                                                $ 134,152            $  96,898
                                                                                =========            =========



Supplemental Disclosures:

Income tax payments  totaled $11.6  million for the six-month  period ended
June 30, 1995 and $13.9 million for the same period in 1994. Interest payments totaled $143.0 million for the six-month period ended June 30, 1995 and $81.7 million for the same period in 1994. Noncash activity consisted of mortgage loan securitization of $30.5 million for the six-month period ended June 30, 1995 and $135.0 million for the same period in 1994; reclassification of long-term borrowings to short-term borrowings of $226.4 million for the six-month period ended June 30, 1995 and $319.0 million for the same period in 1994; reclassification of mortgage loans to real estate owned of $3.6 million for the six-month period ended June 30, 1995 and $1.7 million for the same period in 1994.

     See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank") and Sovereign Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and six-month periods ended June 30, 1995 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1994.


(2)  EARNINGS PER SHARE

     Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month and six-month periods ended June 30, 1995 were 53.6 million and 51.3 million, compared to 48.9 million for the same periods in 1994. Earnings per share have been adjusted to reflect all stock dividends and stock splits.


(3)  INVESTMENTS AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment and mortgage-backed securities available-for-sale at the dates indicated:
(dollars in thousands)




                                                            June 30, 1995
                                                            -------------

                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                    ---------       ------------          ------------          -----

Equity Securities                  $ 62,163            $ 712                 $   55            $ 62,820
                                   ========            =====                 ======            ========



                                                           December 31, 1994
                                                           -----------------

                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                    ---------       ------------          ------------          -----

Equity Securities                   $ 88,583            $ 366                 $1,821           $ 87,128
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


                                                            June 30, 1995
                                                            -------------

                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                    ---------       ------------          ------------          -----

Investments:
  U.S. Treasury and
   government agency               $  153,196         $   145               $ 4,210           $  149,131
  Corporate securities                  1,012              44                    --                1,056
  Other Securities                        434              --                     1                  433

Mortgage-backed Securities:
  FHLMC                               348,545           1,499                 8,722              341,322
  FNMA                                376,561           1,281                 7,184              370,658
  GNMA                                234,753          10,584                    28              245,309
  Private issues                      288,751               6                12,873              275,884
  Collateralized mortgage
   obligations                        972,776           6,496                 4,928              974,344
                                    ---------         -------               -------           ----------
Total investment and
  mortgage-backed securities
  held-to-maturity                 $2,376,028         $20,055               $37,946           $2,358,137
                                   ==========         =======               =======           ==========


                                                           December 31, 1994
                                                           -----------------

                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                    ---------       ------------          ------------          -----
Investments:
  U.S. Treasury and
    government agency              $  159,353        $    17               $ 12,675          $  146,695
  Corporate securities                  4,025             --                     43               3,982
  Other securities                        420             --                      4                 416

Mortgage-backed Securities:
  FHLMC                               336,556            396                 26,506             310,446
  FNMA                                316,968             17                 26,390             290,595
  GNMA                                237,308            147                  2,877             234,578
  RTC                                  33,976             --                  5,227              28,749
  Private issues                      272,833             10                 20,502             252,341
  Collateralized mortgage
    obligations                       455,401          6,801                 28,861             433,341
                                   ----------        -------               --------          ----------
Total investment and
  mortgage-backed securities
  held-to-maturity                 $1,816,840        $ 7,388               $123,085          $1,701,143
                                   =========         =======               ========          ==========


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


                                                 June 30, 1995           December 31, 1994
                                                 -------------           -----------------
                                               Amount     Percent       Amount      Percent
                                               ------     -------       ------      -------


Residential real estate loans               $ 3,857,121    85.66%     $ 3,710,150    85.27%

Real estate construction loans:
  Residential (net of loans in process
    of $23,455 and $33,095, respectively)        40,719      .90           49,094     1.13

  Residential development (net of loans
    in process of $868 and $1,382,
    respectively)                                 1,964      .04            3,226      .08

Multi-family loans                               86,963     1.93           95,216     2.19

Home equity loans                               441,593     9.81          413,037     9.49
                                            -----------   ------      -----------   ------

     Total Residential Loans                  4,428,360    98.34        4,270,723    98.16

Commercial real estate loans                     38,684      .86           39,717      .91

Commercial loans                                  8,216      .18            5,730      .13

Consumer loans                                   27,792      .62           34,728      .80
                                            -----------   ------      -----------   ------

     Total Loans                            $ 4,503,052   100.00%     $ 4,350,898   100.00%
                                            ===========   ======      ===========   ======


Total Loans with:
  Fixed rates                               $ 1,110,691    24.67%     $ 1,097,469    25.22%
  Variable rates                              3,392,361    75.33        3,253,429    74.78
                                            -----------   ------      -----------   ------
     Total Loans                            $ 4,503,052   100.00%     $ 4,350,898   100.00%
                                            ===========   ======      ===========   ======


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)



                                      June 30, 1995                           December 31, 1994
                              ---------------------------------        ---------------------------------
                                                       Weighted                                 Weighted
                                                        Average                                  Average
   Account Type               Amount      Percent        Rate          Amount       Percent       Rate
   ------------               ------      -------      --------        ------       -------     ---------


Retail certificates         $2,836,223      58.67%       5.42%       $2,207,531      54.82%       4.75%
Jumbo certificates              37,912        .78        5.62            78,794       1.96        4.86
Savings accounts               921,691      19.07        2.33           925,667      22.98        2.34
Demand deposit accounts        145,872       3.02          --           118,346       2.94          --
NOW accounts                   340,609       7.05        1.39           308,202       7.65        1.82
Money market accounts          551,514      11.41        3.62           388,579       9.65        2.44
                            ----------     ------        ----        ----------     ------        ----
  Total Deposits            $4,833,821     100.00%       4.18%       $4,027,119     100.00%       3.61%
                            ==========     ======        ====        ==========     ======        ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)


                                 June 30, 1995             December 31, 1994
                                 -------------             -----------------
                                          Weighted                     Weighted
                                           Average                     Average
                               Balance      Rate           Balance      Rate
                               -------    --------        --------     --------

Securities sold under
  repurchase agreements     $   597,940     6.33%       $   608,810     5.72%
FHLB advances                   962,872     5.66          1,434,081     5.25
Other borrowings                119,142     7.75            119,696     7.71
                            -----------     ----        -----------     ----

  Total Borrowings          $ 1,679,954     6.05%       $ 2,162,587     5.52%
                            ===========     ====        ===========     ====


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(8)  INTEREST RATE EXCHANGE AGREEMENTS


     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated: (dollars in thousands)





                                                        June 30, 1995
                                                        -------------
                                                                                      Weighted
                                                                                       Average
                                   Notional           Book            Estimated       Maturity
                                    Amount            Value           Fair Value      In Years
                                  ---------          ------           ----------      --------


Amortizing interest rate
  swaps-pay variable
  receive fixed (1)             $   784,327              --          $   (19,714)       4.03
Non-amortizing interest
  rate swaps-pay variable
  receive fixed (2)                  50,000              --               (2,311)       5.18
Non-amortizing interest
  rate swaps-pay fixed
  receive variable (3)              190,000              --                  481        2.34
Interest rate caps (4)            1,446,000            13,492              6,571        2.13
                                -----------        ----------         ----------
                                $ 2,470,327        $   13,492          $ (14,973)
                                ===========        ===========        ==========





                                                    December 31, 1994
                                                    -----------------
                                                                                     Weighted
                                                                                     Average
                                  Notional           Book            Estimated       Maturity
                                   Amount            Value           Fair Value      In Years
                                  --------           -----           ----------      --------

Amortizing interest rate
  swaps-pay variable
  receive fixed (1)             $ 1,085,645              --          $   (84,349)      3.9
Non-amortizing interest
  rate swaps-pay variable
  receive fixed (2)                 250,000              --               (7,931)      1.5
Interest rate caps (4)              450,000             2,310             14,595       1.6
                                -----------        ----------        -----------
                                $ 1,785,645        $    2,310         $  (77,685)
                                ===========        ===========        ==========




(1) The weighted average pay rate was 6.04% and 6.28% and the weighted average receive rate was 5.62% and 5.91% at June 30, 1995 and December 31, 1994, respectively.

(2) The weighted average pay rate was 7.46% and 6.59% and the weighted average receive rate was 6.75% and 5.73% at June 30, 1995 and December 31, 1994, respectively.

(3) The weighted average pay rate was 5.83% and the weighted average receive rate was 5.88% at June 30, 1995.

(4) The weighted average contract rate was 6.36% and 5.50% at June 30, 1995 and December 31, 1994, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)



                                  Amortizing      Non-Amortizing       Interest
                                   Interest          Interest            Rate
                                  Rate Swaps        Rate Swaps           Caps
                                 -----------      --------------       ---------


Balance, December 31, 1994       $ 1,085,645       $   250,000       $   450,000
                                 -----------       -----------       -----------

  Additions                             --                --             996,000
  Maturities/Amortization                786              --                --
  Terminations                          --                --                --

Balance, March 31, 1995          $ 1,084,859       $   250,000       $ 1,446,000
                                 -----------       -----------       -----------

  Additions                             --             190,000              --
  Maturities/Amortization            300,532           200,000              --
  Terminations                          --                --                --
                                 -----------       -----------       -----------

Balance, June 30, 1995           $   784,327       $   240,000       $ 1,446,000
                                 ===========       ===========       ===========


(9) BRANCH SALE

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

(10) STOCKHOLDERS' EQUITY

     On May 17, 1995, Sovereign completed the sale of 2,000,000 shares of Convertible Preferred Stock, raising $97.0 million in capital. The 6 1/4%, non-voting, Cumulative Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate of
4.752 shares of common stock for each share of preferred stock, equivalent to a conversion price of $10.523 per share of common stock. The Preferred Stock may not be redeemed prior to May 15, 1998. Thereafter, the Preferred Stock is redeemable at the option of Sovereign, in whole or in part, at $52.188 per share during the twelve months beginning May 15, 1998, and thereafter at prices declining ratably to par on and after May 15, 2005.

     On July 18, 1995, Sovereign completed the sale of $50 million of Senior
Notes due July 1, 2000 at a rate of 6.75%, priced to yield 6.92%.

(11) ACCOUNTING CHANGES

     Effective July 1, 1995, Sovereign prospectively adopted the Financial
Accounting Standards Board ("FASB") Statement of Financial Accounting Standard
("SFAS") No. 122 "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that management recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights (MSR) based on




                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance. Management anticipates that the adoption of SFAS No. 122 will not have a material effect on Sovereign's operations.







                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

RESULTS OF OPERATIONS

General

     Net income for the three-month period ended June 30, 1995 was $14.1 million, an increase of 21% when compared to net income of $11.7 million for the three-month period ended June 30, 1994. Earnings per share for the three-month period ended June 30, 1995 were $.26 per share, an increase of 8% when compared to $.24 for the same period in 1994. Net income for the six-month period ended
June 30, 1995 was $26.3 million or $.51 per share compared to $22.6 million or $.47 per share for the same period in 1994. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity and return on average assets were 15.25% and .76%, respectively, for the six-month period ended June 30, 1995 compared to 16.48% and .89%, respectively, for the same period in 1994.


Net Interest Income

     Net interest income for the three-month and six-month periods ended June
30, 1995 was $41.4 million and $84.1 million compared to $37.1 million and $73.4 million for the same periods in 1994. The increase is attributable to an increase in average balances resulting from recent acquisitions and internal growth. Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) was 2.46% for the six-month period ended June 30, 1995 compared to 2.93% for the same period in 1994.

     Interest and dividends on investment and mortgage-backed securities and other interest-earning assets were $36.5 million and $70.7 million for the three-month and six-month periods ended June 30, 1995 compared to $25.1 million and $49.2 million for the same periods in 1994. The average balance of investment and mortgage-backed securities and other interest-earning assets was $2.06 billion with an average yield of 6.90% for the six-month period ended June
30, 1995 compared to an average balance of $1.65 billion with an average yield of 5.96% for the same period in 1994. The increase in the average balance of investment and mortgage-backed securities and other assets was due to recent purchases of mortgage-backed securities and to the Shadow Lawn acquisition on August 5, 1994 in which Sovereign acquired $787.5 million of assets and assumed
$730.6 million of deposit liabilities of Shadow Lawn Savings Bank. The increase in yield is the result of increasing rates on the variable rate portfolio and higher rates on new purchases.

     Interest and fees on loans were $79.7 million and $156.9 million for the three-month and six-month periods ended June 30, 1995 compared to $55.7 million and $108.2 million for the same periods in 1994. The average balance of loans was $4.41 billion with an average yield of 7.12% for the six-month period ended
June 30, 1995 compared to an average balance of $3.15 billion with an average yield of 6.88% for the same period in 1994. The increase in the average balance of loans is due to the origination of variable rate mortgage loans and the Shadow Lawn acquisition.

     Interest on deposits was $52.4 million and $101.7 million for the three-month and six-month periods ended June 30, 1995 compared to $26.6 million and $52.1 million for the same periods in 1994. The average balance of deposits was $4.95 billion with an average cost of 4.15% for the six-month period ended
June 30, 1995 compared to an average balance of $3.23 billion with an average cost of 3.25% for the same period in 1994. The increase in the average



                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations (Continued)


balance of deposits is primarily due to recent acquisitions. The cost of deposits has increased due to a general rise in interest rates.

     Interest on borrowings was $22.5 million and $41.8 million for the three-month and six-month periods ended June 30, 1995 compared to $17.1 million and $31.9 million for the same periods in 1994. The average balance of borrowings was $1.45 billion with an average cost of 5.78% for the six-month period ended June 30, 1995 compared to an average balance of $1.41 billion with an average cost of 4.55% for the same period in 1994. The cost of borrowings has increased due to the rise in interest rates.


Provision for Possible Loan Losses

     The provision for possible loan losses was $250,000 and $500,000 for the three-month and six-month periods ended June 30, 1995 compared to $1.0 million and $2.6 million for the same periods in 1994. See "Financial Condition and Loan
Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)




                                                   Six-Month Period Ended June 30,
                                                       1995              1994
                                                       ----              ----

Allowance, beginning of period                        $  36,289       $  33,099

Charge-offs:
  Residential                                             1,448             584
  Consumer                                                  279             189
  Commercial Real Estate                                    481            --
                                                      ---------       ---------
    Total Charge-offs                                     2,208             773
                                                      ---------       ---------

Recoveries:
  Residential                                               209               5
  Consumer                                                   13              20
  Commercial Real Estate                                   --                38
                                                      ---------       ---------
    Total Recoveries                                        222              63
                                                      ---------       ---------

Charge-offs, net of recoveries                            1,986             710
Provision for possible loan losses                          500           2,551
Acquired reserves and other additions                      --                (6)
                                                      ---------       ---------
Allowance, end of period                              $  34,803       $  34,934
                                                      =========       =========



Other Income

     Other income was $9.3 million and $14.2 million for the three-month and six-month periods ended June 30, 1995, compared to $3.0 million and $6.1 million for the same periods in 1994.

     Other loan fees and service charges were $1.1 million and $2.3 million for the three-month and six-month periods ended June 30, 1995 compared to $1.1 million and $2.2 million for the same periods in 1994. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $3.82 billion of its own loans and $852.0 million of loans for others at June 30, 1995 compared to $3.32 billion of its own loans and $1.27 billion of loans for others at June 30, 1994.

                  SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Deposit fees were $1.9 million and $4.2 million for the three-month and six-month periods ended June 30, 1995 compared to $1.0 million and $2.1 million for the same periods in 1994. This increase was primarily the result of the Shadow Lawn acquisition and the Berkeley acquisition on January 1, 1995 in which Sovereign acquired 23 offices and approximately $909.3 million of deposit liabilities from Berkeley Federal Bank and Trust.

     Gain on sale of loans and investment and mortgage-backed securities available-for-sale was $25,000 and $136,000 for the three-month and six-month periods ended June 30, 1995 compared to $359,000 and $561,000 for the same periods in 1994.

     Mortgage banking gains were $4.1 million and $4.8 million for the three-month and six-month periods ended June 30, 1995 compared to $63,000 and $434,000 for the same periods in 1994. This increase is due to a gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights.

     Miscellaneous income was $2.1 million and $2.8 million for the three-month and six-month periods ended June 30, 1995 compared to $390,000 and $840,000 for the same periods in 1994. This increase includes a $1.5 million gain on the sale of deposits to Collective.


General and Administrative Expenses

     Total general and administrative expenses were $25.7 million and $51.0 million for the three-month and six-month periods ended June 30, 1995 compared to $19.6 million and $39.0 million for the same periods in 1994. The ratio of general and administrative expenses to average assets for the three-month period ended June 30, 1995 was 1.50% compared to 1.54% for the same period in 1994. This improvement in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances.

     Other operating expenses were $3.2 million and $6.7 million for the three-month and six-month periods ended June 30, 1995 compared to $943,000 and $2.1 million for the same periods in 1994. This increase was primarily due to the amortization of goodwill and intangible assets resulting from recent acquisitions and write downs of REO.

Income Tax Provision

     The income tax provision was $7.3 million and $ 13.8 million for the three-month and six-month periods ended June 30, 1995 compared to $6.8 million and $13.3 million for the same periods in 1994. The effective tax rate for the three-month and six-month periods ended June 30, 1995 was 34.2% and 34.4% compared to 36.7% and 37.1% for the same periods in 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION

Loan Portfolio

     Loans at June 30, 1995 were $4.50 billion compared to $4.35 billion at December 31, 1994. During the six-month period ended June 30, 1995, Sovereign closed approximately $283.3 million of first mortgage loans including approximately $195.0 million of variable rate mortgage loans the majority of which were retained in Sovereign's loan portfolio.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result of Sovereign's focus on these products, 98.3% of Sovereign's total loan portfolio is secured by residential real estate and 75.3% of the total loan portfolio is comprised of variable rate loans. At June 30, 1995, Sovereign's total loan portfolio included $3.86 billion of first mortgage loans secured primarily by liens on owner occupied one-to-four family residential properties and $441.6 million of home equity loans secured primarily by second mortgages on owner occupied one-to-four family residential properties. At June 30, 1995, Sovereign's loan portfolio also included $87.0 million of multi-family loans. The remaining loans in Sovereign's portfolio are gradually declining although recent acquisitions have added a limited amount of commercial real estate loans. Sovereign has no commercial construction loans and only $2.0 million in residential development loans. For additional information on the composition of the loan portfolio, see Note 5 in the Notes to Consolidated Financial Statements.

     Sovereign places all loans 90 days or more delinquent (except guaranteed student loans) on non-performing status. At June 30, 1995, Sovereign's non-performing assets were $39.1 million compared to $40.5 million at December 31, 1994. The ratio of non-performing assets to total assets was .53% at June 30, 1995 compared to .62% at December 31, 1994.

     At June 30, 1995, 82.62% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 85.01% at December 31, 1994. Historically, losses on disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. Non-performing assets at June 30, 1995 include $8.82 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)



                                                    June 30,       December 31,
                                                      1995             1994
                                                      ----             ----

Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
      Residential                                  $ 26,903          $ 25,379
      Other                                           1,797             2,892

    Past due less than 90 days as to
    interest and principal:
      Residential                                     1,390             2,980
                                                   --------          --------

Total Non-Accrual Loans                              30,090            31,251

Restructured Loans                                      215                99
                                                   --------          --------

Total Non-Performing Loans                           30,305            31,350
                                                   --------          --------

Real Estate Owned:
      Residential                                     4,036             6,104
      Other                                           4,788             3,087
                                                   --------          --------
Total Real Estate Owned                               8,824             9,191
                                                   --------          --------

TOTAL NON-PERFORMING ASSETS                        $ 39,129          $ 40,541
                                                   ========          ========


Non-Performing Assets as a
percentage of Total Assets                              .53%              .62%

Non-Performing Loans as a
percentage of Total Loans                               .67%              .72%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                   .86%              .93%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                           88.03%            88.24%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                           113.67%           114.11%






     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At June 30, 1995, the allowance for possible loan losses was $34.8 million or .77% of loans compared to $36.3 million or .83% of loans at December 31, 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                   June 30,                December 31,
                                     1995                        1994
Balance at End of           --------------------       ----------------------
Period  Attributable to       Amount     Percent        Amount        Percent
-----------------------       ------     -------        ------        -------

Residential real estate     $ 10,909      31.35%       $ 10,540        29.05%
Commercial real estate           527       1.51             657         1.81
Commercial                       132        .38             164          .45
Consumer                       4,506      12.95           4,435        12.22
Unallocated                   18,729      53.81          20,493        56.47
                            --------     ------        --------        -----

  Total                     $ 34,803     100.00%        $36,289       100.00%
                            ========     ======        ========       ======


     Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $3.8 million. These loans consist of $2.7 million of multi-family loans and $987,000 of commercial real estate loans.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At June 30, 1995, total investment and mortgage-backed securities were $2.44 billion compared to $1.90 billion at December 31, 1994. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at June 30, 1995 were $120.8 million compared to $64.6 million at December 31, 1994. The increase is the result of the Berkeley acquisition.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at June 30, 1995 were $4.83 billion, compared to $4.03 billion at December 31, 1994. This increase is the result of the assumption of Berkeley deposits. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

     Total borrowings at June 30, 1995 were $1.68 billion of which $1.41 billion were short-term compared to $2.16 billion of which $1.72 billion were short-term at December 31, 1994. This decrease is the result of the use of funds received from the Berkeley deposits to pay down borrowings. For additional information on the borrowings, see Note 7 in the Notes to Consolidated Financial Statements.


Stockholders' Equity

     Total stockholders' equity at June 30, 1995 was $414.1 million compared to $303.9 million at December 31, 1994. This increase is primarily attributable to the retention of earnings and the issuance of preferred stock.


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 6.71% for June 30, 1995.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At June 30, 1995, Sovereign had $1.39 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

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

     At June 30, 1995, Sovereign Bank is classified as well capitalized and is in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all capital requirements.

     The following table sets forth the capital ratios of Sovereign Bank and Sovereign Bancorp and the current regulatory requirements at June 30, 1995:



                                Sovereign   Sovereign
                                Bancorp(1)     Bank     Requirement
                                ----------  ---------   -----------

Stockholders' equity to
  total assets                    5.66%        6.71%       None
Tangible capital to tangible
  assets                          4.12         5.12        1.50%
Leverage (core) capital to
  tangible assets                 4.12         5.12        3.00
Leverage (core) capital to
  risk adjusted assets            9.05        11.45        4.00
Risk-based capital to risk
  adjusted assets                13.57        12.34        8.00


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and borrowing repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative .1% at June 30, 1995.

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

           Report on Form 8-K, dated May 6, 1995 (date of earliest event - May 15, 1995), announced that the company filed a final prospectus supplement relating to an offering of up to 2,000,000 shares of Cumulative Convertible Preferred Stock.

           Report on Form 8-K, dated July 10, 1995 (date of earliest event - July 6, 1995), announced the resignation of a member of the Company's Board of Directors.

           Report on Form 8-K, dated July 13, 1995 (date of earliest event - July 13, 1995), contained a press release announcing the Company's expected earnings for the second quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SOVEREIGN BANCORP, INC.
                                       ----------------------------------------
                                       (Registrant)


Date    August 10, 1995                /s/ Karl D. Gerhart
     --------------------              ----------------------------------------
                                       Karl D. Gerhart
                                       Chief Financial Officer


Date    August 10, 1995                /s/ Richard A. Elko
     --------------------              ----------------------------------------
                                       Richard A. Elko
                                       Chief Accounting Officer