Form 10-Q
period 1995-09-30
SOVEREIGN BANCORP INC
filed 1995-11-14
CIK 811830

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533


                            SOVEREIGN BANCORP, INC.
                            -----------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                        23-2453088
-------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
-------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


                 Registrant's telephone number: (610) 320-8400


                                      N/A
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No ___.



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at November 13, 1995
----------------------------             ---------------------------------
Common Stock (no par value)                       45,498,015 shares
Preferred Stock (no par value)                     2,000,000 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                        Page
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at September 30, 1995
             and December 31, 1994                                                                         3


             Consolidated Statements of Operations for the three-
             month and nine-month periods ended September 30, 1995
             and 1994                                                                                      4


             Consolidated Statements of Cash Flows for the nine-
             month periods ended September 30, 1995 and 1994                                               5


             Notes to Consolidated Financial Statements                                                  6 - 12


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                                                           23


PART III.   FINANCIAL DATA SCHEDULE                                                                          24


SIGNATURES                                                                                                    25


                                       SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                                                               September 30,         December 31,
                                                                                   1995                  1994
                                                                               ------------          ------------
                                                                                (Unaudited)             (Note)
                                                                                     (in thousands, except
                                                                                        per share data)

ASSETS
  Cash and amounts due from
    depository institutions                                                     $116,406              $ 110,270
  Interest-earning deposits                                                       13,001                 29,131
  Loans held for resale (approximate fair
    value of $40,365 and $7,666 at
    September 30, 1995 and December 31, 1994,
    respectively)                                                                 39,780                  7,666
  Investments available-for-sale                                                 118,218                 87,128
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,714,226 and $1,701,143 at September 30,
    1995 and December 31, 1994, respectively)                                  2,726,861              1,816,840
  Loans                                                                        4,621,351              4,350,898
  Allowance for possible loan losses                                             (34,480)               (36,289)
  Premises and equipment                                                          49,469                 48,096
  Real estate owned                                                                7,423                  9,191
  Accrued interest receivable                                                     41,166                 30,369
  Goodwill and other intangible assets                                           117,751                 64,553
  Other assets                                                                    37,111                 46,229
                                                                              ----------             ----------
      TOTAL ASSETS                                                            $7,854,057             $6,564,082
                                                                              ==========             ==========

LIABILITIES
  Deposits                                                                    $4,987,862             $4,027,119
  Borrowings:
    Short-term                                                                 1,450,588              1,722,726
    Long-term                                                                    932,812                439,861
  Advance payments by borrowers
    for taxes and insurance                                                       19,416                 25,893
  Other liabilities                                                               48,373                 44,583
                                                                              ----------             ----------
      TOTAL LIABILITIES                                                        7,439,051              6,260,182
                                                                              ----------             ----------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value;
    $50 liquidation preference;
    7,500,000 shares authorized;
    2,000,000 shares issued and outstanding
    at September 30, 1995                                                         96,660                    --
  Common stock; no par value;
    100,000,000 shares authorized;
    48,365,124 shares issued at September 30,
    1995 and 45,566,971 shares issued at
    December 31, 1994                                                            248,311                224,958
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    2,526,334 shares at September 30, 1995                                       (23,708)                   --
  Unrecognized gain/(loss) on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                                   602                   (887)
  Retained earnings                                                               93,141                 79,829
                                                                              ----------             ----------
      TOTAL STOCKHOLDERS' EQUITY                                                 415,006                303,900
                                                                              ----------             ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                  $7,854,057             $6,564,082
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Three-Month Period                 Nine-Month Period
                                                                       Ended September 30,               Ended September 30,
                                                                       -------------------               -------------------
                                                                       1995           1994               1995           1994
                                                                       ----           ----               ----           ----
                                                                                    (in thousands, except
                                                                                        per share data)
Interest income:
  Interest and dividends on investment
    and mortgage-backed securities
    and other interest-earning assets                                 $ 44,496      $ 27,529          $115,218       $ 76,773

  Interest and fees on loans                                            84,331        66,837           241,238        175,001
                                                                      --------      --------          --------       --------
      Total interest income                                            128,827        94,366           356,456        251,774
                                                                      --------      --------          --------       --------

Interest expense:
  Interest on deposits                                                  53,678        32,447           155,418         84,516
  Interest on borrowings                                                31,472        21,424            73,250         53,344
                                                                      --------      --------          --------       --------
      Total interest expense                                            85,150        53,871           228,668        137,860
                                                                      --------      --------          --------       --------

Net interest income                                                     43,677        40,495           127,788        113,914
Provision for possible loan losses                                         250           950               750          3,500
                                                                      --------      --------          --------       --------

Net interest income after provision for
  possible loan losses                                                  43,427        39,545           127,038        110,414
                                                                      --------      --------          --------       --------

Other income:
  Other loan fees and service charges                                    1,053         1,379             3,349          3,556
  Deposit fees                                                           2,211         1,490             6,396          3,627
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                                      36           580               172          1,141
  Mortgage banking gains                                                   757           131             5,546            565
  Miscellaneous income                                                     837           436             3,592          1,276
                                                                      --------      --------          --------       --------
      Total other income                                                 4,894         4,016            19,055         10,165
                                                                      --------      --------          --------       --------

General and administrative expenses:
  Salaries and employee benefits                                         9,960         9,163            30,297         25,343
  Occupancy and equipment expenses                                       4,526         3,972            14,369         11,792
  Outside services                                                       2,213         2,209             7,978          5,872
  Deposit insurance premiums                                             2,867         2,155             8,459          5,284
  Advertising                                                              724           852             3,191          2,799
  Other administrative expenses                                          3,391         3,001            10,393          9,269
                                                                      --------      --------          --------       --------
      Total general and administrative expenses                         23,681        21,352            74,687         60,359

Other operating expenses:
  Amortization of goodwill and other intangibles                         2,998         1,761             9,078          4,124
  Real estate owned losses/(gains), net                                   (232)           24               403           (238)
                                                                      --------      --------          --------       --------
      Total other operating expenses                                     2,766         1,785             9,481          3,886
                                                                      --------      --------          --------       --------

Income before income taxes                                              21,874        20,424            61,925         56,334
Income tax provision                                                     7,436         8,188            21,214         21,503
                                                                      --------      --------          --------       --------
Net Income                                                            $ 14,438      $ 12,236          $ 40,711       $ 34,831
                                                                      ========      ========          ========       ========
Net Income Applicable to Common Stock                                 $ 12,875      $ 12,236          $ 37,585       $ 34,831
                                                                      ========      ========          ========       ========

Earnings per share (1)                                                    $.26          $.24              $.77           $.71
                                                                      ========      ========          ========       ========
Dividends per common share (1)                                           $.022         $.027             $.066          $.089
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine-Month Period
                                                                                       Ended September 30,
                                                                                   ---------------------------
                                                                                     1995               1994
                                                                                     ----               ----
                                                                                          (in thousands)

     Cash Flows from Operating Activities:
       Net income                                                               $    40,711          $  34,831
       Adjustments to reconcile net income to net cash provided
           by operating activities:
         Provision for possible loan losses and deferred taxes                        3,936              3,300
         Depreciation                                                                 3,734              3,760
         Amortization                                                                 1,331             (2,761)
         Gain on sale of deposits, loans, investment and
           mortgage-backed securities and real estate owned                          (1,480)            (1,370)
         Net change in:
           Loans held for resale                                                    (32,114)            25,131
           Other liabilities                                                          3,790              4,232
           Other assets                                                              (6,276)           (69,057)
                                                                                -----------          ---------
     Net cash provided/(used) by operating activities                                13,632             (1,934)
                                                                                -----------          ---------

     Cash Flows from Investing Activities:
       Proceeds from sales of investment
         and mortgage-backed securities:
           Available-for-sale                                                        36,285            675,176
       Proceeds from repayments and maturities of investment
         and mortgage-backed securities:
           Available-for-sale                                                           --               3,277
           Held-to-maturity                                                         179,127            296,040
       Purchases of investment and mortgage-backed securities:
           Available-for-sale                                                       (64,719)          (245,752)
           Held-to-maturity                                                      (1,082,382)          (434,237)
       Proceeds from sales of loans                                                   5,954              5,577
       Purchase of loans                                                           (228,449)           (72,143)
       Net change in loans other than purchases and sales                           (52,523)          (812,068)
       Proceeds from sales of premises and equipment                                 10,497              2,045
       Purchases of premises and equipment                                          (11,946)            (3,958)
       Proceeds from sale of real estate owned                                        4,328              7,249
       Other, net                                                                       --              42,265
                                                                                -----------          ---------
     Net cash used by investing activities                                       (1,203,828)          (536,529)
                                                                                -----------          ---------

     Cash Flows from Financing Activities:
       Assumption of deposits (net)                                                 748,631             13,687
       Net increase in deposits                                                     152,958            161,442
       Net (decrease)/increase in short-term borrowings                            (509,309)           259,043
       Proceeds from long-term borrowings                                           732,499             75,000
       Prepayments of long-term borrowings                                             (714)            (3,019)
       Net (decrease)/increase in advance payments by
         borrowers for taxes and insurance                                           (6,477)               879
       Proceeds from issuance of common stock                                         2,238              3,108
       Proceeds from issuance of preferred stock                                     96,660                 -
       Cash dividends paid                                                           (6,284)            (4,222)
       Advance to the Employee Stock Ownership Plan                                 (30,000)                -
                                                                                -----------          --------
     Net cash provided by financing activities                                    1,180,202            505,918
                                                                                -----------          ---------

     Net change in cash and cash equivalents                                         (9,994)           (32,545)
     Cash and cash equivalents at beginning of period                               139,401            130,267
                                                                                -----------          ---------
     Cash and cash equivalents at end of period                                 $   129,407          $  97,722
                                                                                ===========          =========

     Reconciliation of Cash and Cash Equivalents to Consolidated
       Balance Sheets:
     Cash and amounts due from depository institutions                          $   116,406          $  94,677
     Interest-earning deposits and federal funds sold                                13,001              3,045
                                                                                -----------          ---------

                                                                                $   129,407          $  97,722
                                                                                ===========          =========

     Supplemental Disclosures:

     Income tax payments totaled $12.1 million for the nine-month period ended September 30, 1995 and $17.5 million for the same period in 1994. Interest payments totaled $215.3 million for the nine-month period ended September 30, 1995 and $135.2 million for the same period in 1994. Noncash activity consisted of mortgage loan securitization of $112.3 million for the nine-month period ended September 30, 1995 and $149.2 million for the same period in 1994; reclassification of long-term borrowings to short-term borrowings of $226.4 million for the nine-month period ended September 30, 1995 and $319.0 million for the same period in 1994; reclassification of mortgage loans to real estate owned of $4.2 million for the nine-month period ended September 30, 1995 and $5.6 million for the same period in 1994.



          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     (1)  GENERAL

          The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank") and Sovereign Investment Company. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month and nine-month periods ended September 30, 1995 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1994.


     (2)EARNINGS PER SHARE

          Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month and nine-month periods ended September 30, 1995 were 56.7 million and 53.1 million, compared to 49.0 million and 48.9 million for the same periods in 1994. Earnings per share have been adjusted to reflect all stock dividends and stock splits.


     (3)INVESTMENTS AVAILABLE-FOR-SALE

        The following table presents the composition and fair value of investments available-for-sale at the dates indicated:
     (dollars in thousands)

                                                          September 30, 1995
                                                          ------------------
                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                   -----------      -------------         ------------          -----


     Equity Securities               $117,232          $1,156              $  170              $118,218
                                     ========          ======              ======              ========

                                                  December 31, 1994
                                                  ------------------
                                     Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                   -----------      -------------         ------------          -----

     Equity Securities              $ 88,583           $  366              $1,821              $ 87,128
                                     ========          ======              ======              ========


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

                                                         September 30, 1995
                                                         ------------------
                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                   -----------      -------------         ------------          -----
     Investments:
       U.S. Treasury and
        government agency          $  150,219     $    71                  $ 3,902             $  146,388
       Corporate Securities             1,011          39                       --                  1,050
       Other securities                   483          --                        1                    482

     Mortgage-backed Securities:
       FHLMC                          336,420       1,598                    8,679                329,339
       FNMA                           367,163       1,505                    7,248                361,420
       GNMA                           231,214       9,803                       11                241,006
       RTC                             29,900          --                    4,536                 25,364
       Private issues                 294,673          11                    7,016                287,668
       Collateralized mortgage
        obligations                1,315, 778       8,048                    2,317              1,321,509
                                   ------ ---       -----                    -----              ---------

     Total investment and
       mortgage-backed securities
       held-to-maturity           $2,726,861      $21,075                  $33,710             $2,714,226
                                  ==========      =======                  =======             ==========



                                                         December 31, 1994
                                                         ------------------
                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                   -----------      -------------         ------------          -----

     Investments:
       U.S. Treasury and
        government securities     $  159,353     $    17                  $ 12,675            $  146,695
       Corporate securities            4,025          --                        43                 3,982
       Other securities                  420          --                         4                   416

     Mortgage-backed Securities:
       FHLMC                         336,556         396                    26,506               310,446
       FNMA                          316,968          17                    26,390               290,595
       GNMA                          237,308         147                     2,877               234,578
       RTC                            33,976          --                     5,227                28,749
       Private issues                272,833          10                    20,502               252,341
       Collateralized mortgage
        obligations                 455,401        6,801                     28,861              433,341
                                    -------        -----                     ------              -------

     Total investment and
       mortgage-backed securities
       held-to-maturity          $1,816,840     $ 7,388                    $123,085           $1,701,143
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

                                                         September 30, 1995
                                                         ------------------
                                    Amortized        Unrealized            Unrealized           Fair
                                      Cost          Appreciation          Depreciation          Value
                                   -----------      -------------         ------------          -----

   Residential real estate loans   $3,971,438        85.94%              $3,710,150             85.27%

     Real estate construction loans:
       Residential (net of loans
        in process of $24,284 and
         $33,095, respectively)        36,923          .80                   49,094              1.13

       Residential development
       (net of loans in process of
        $868 and $1,382,
          respectively)                 1,692          .04                    3,226               .08

     Multi-family loans                83,681         1.81                   95,216              2.19

     Home equity loans                452,364         9.79                  413,037              9.49
                                   ----------       ------                ----------            ------

        Total Residential Loans     4,546,098        98.38                 4,270,723             98.16

     Commercial real estate loans      37,907          .82                    39,717               .91

     Commercial loans                   8,035          .17                     5,730               .13

     Consumer loans                    29,311          .63                    34,728               .80
                                   ----------       ------                ----------            ------
          Total Loans              $4,621,351       100.00%               $4,350,898            100.00%
                                   ==========       ======                ==========            ======

     Total Loans with:
       Fixed rates                 $1,115,467        24.14%               $1,097,469             25.22%
       Variable rates               3,505,884        75.86                 3,253,429             74.78
                                   ----------       ------                ----------            ------
          Total Loans              $4,621,351       100.00%               $4,350,898            100.00%
                                   ==========       ======                ==========            ======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


     (6)  DEPOSIT PORTFOLIO COMPOSITION

          The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                           September 30, 1995                              December 31, 1994
                                           ------------------                              -----------------
                                                                Weighted                                     Weighted
                                                                 Average                                      Average
       Account Type                Amount         Percent         Rate            Amount        Percent        Rate
       ------------                ------         -------       ---------         ------        -------      --------

     Retail certificates        $2,833,581         56.81%         5.54%         $2,207,531       54.82%         4.75%
     Jumbo certificates            140,731          2.82          5.73              78,794        1.96          4.86
     Savings acccounts             897,556         18.00          2.33             925,667       22.98          2.34
     Demand deposit accounts       150,214          3.01            --             118,346        2.94            --
     NOW accounts                  340,737          6.83          1.44             308,202        7.65          1.82
     Money market accounts         625,043         12.53          3.37             388,579        9.65          2.44
                                ----------        ------          ----          ----------      ------          ----
       Total Deposits           $4,987,862        100.00%         4.25%         $4,027,119      100.00%         3.61%
                                ==========        ======          ====          ==========      ======          ====

     (7)  BORROWINGS

          The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                           September 30, 1995                  December 31, 1994
                                           ------------------                  -----------------
                                                       Weighted                             Weighted
                                                        Average                              Average
                                         Balance         Rate                  Balance        Rate
                                         -------       ---------               -------      --------

     Securities sold under
       repurchase agreements            $  608,044       6.16%                $  608,810         5.72%
     FHLB advances                       1,607,489       5.73                  1,434,081         5.25
     Other borrowings                      167,867       7.48                    119,696         7.71
                                        ----------       ----                 ----------         ----
       Total Borrowings                 $2,383,400       5.97%                $2,162,587         5.52%
                                        ==========       ====                 ==========         ====

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

                                                                 September 30, 1995
                                                                 ------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                              --------           ------          ----------         --------
     Amortizing interest rate
       swaps-pay variable
       receive fixed (1)                     $  765,018         $    --           $(18,825)            3.85
     Non-amortizing interest
       rate swaps-pay variable
       receive fixed (2)                         50,000              --             (2,079)            4.86
     Non-amortizing interest
       rate swaps-pay fixed
       receive variable (3)                     280,000              --                369             2.03
     Interest rate caps (4)                   1,446,000          13,134              4,901             1.85
                                             ----------         -------          ---------             ----
                                             $2,541,018         $13,134          $ (15,634)
                                             ==========         =======          =========



                                                                 December 31, 1994
                                                                 ------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                              --------           ------          ----------         --------
     Amortizing interest rate
       swaps-pay variable
       receive fixed fixed (1)               $1,085,645         $    --          $ (84,349)           3.9
     Non-amortizing interest
       rate swaps-pay variable
       receive fixed (2)                        250,000              --             (7,931)           1.5
     Interest rate caps (4)                     450,000           2,310             14,595            1.6
                                             ----------         -------          ---------            ----
                                             $1,785,645         $ 2,310          $ (77,685)
                                             ==========         =======          =========

(1) The weighted average pay rate was 5.83% and 6.28% and the weighted average receive rate was 5.63% and 5.91% at September 30, 1995 and December 31, 1994, respectively.

(2) The weighted average pay rate was 7.28% and 6.59% and the weighted average receive rate was 6.75% and 5.73% at September 30, 1995 and December 31, 1994, respectively.

(3) The weighted average pay rate was 5.90% and the weighted average receive rate was 5.89% at September 3 , 1995.

(4) The weighted average contract rate was 6.36% and 5.50% at September 30, 1995 and December 31, 1994, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                                                   Amortizing             Non-Amortizing             Interest
                                                    Interest                 Interest                  Rate
                                                   Rate Swaps               Rate Swaps                 Caps
                                                   -----------            -------------              --------

Balance, December 31, 1994                       $1,085,645               $250,000                  $  450,000
                                                 ----------               --------                  ----------
   Additions                                             --                     --                     996,000
   Maturitities/Amortization                            786                     --                          --
   Terminations                                          --                     --                          --
                                                 ----------               --------                  ----------

Balance, March 31, 1995                          $1,084,859               $250,000                  $1,446,000
                                                 ----------               --------                  ----------
   Additions                                             --                190,000                          --
   Maturitities/Amortization                        300,532                200,000                          --
   Terminations                                          --                     --                          --
                                                 ----------               --------                  ----------
 Balance, June 30, 1995                          $  784,327               $240,000                  $1,446,000
                                                 ----------               --------                  ----------
   Additions                                             --                 90,000                          --
   Maturitities/Amortization                         19,309                     --                          --
   Terminations                                          --                     --                          --
                                                 ----------               --------                  ----------
Balance, September 30, 1995                      $  765,018               $330,000                  $1,446,000
                                                 ==========               ========                  ==========



(9)  ACQUISITIONS

     On October 2, 1995, Sovereign executed a Definitive Agreement to acquire West Jersey Bancshares, Inc. West Jersey is a $100 million commercial bank headquartered in Fairfield, New Jersey. The terms of the Agreement call for Sovereign to exchange $8.40 in Sovereign Common Stock (subject to adjustment) for each share of West Jersey Common Stock. The transaction will be tax free and accounted for as a pooling-of-interests. The transaction is subject to regulatory approval and approval of West Jersey shareholders, and is expected to close during the second quarter of 1996.

     On August 16, 1995, Sovereign announced its planned acquisition of the deposits and related assets of two offices from Berkeley Federal Bank and Trust, FSB in New Jersey, having deposits of approximately $112.9 million. The transaction will be accounted for as a purchase and is expected to close November 17, 1995.

     On March 23, 1995, Sovereign executed an Agreement and Plan of Merger to purchase Colonial State Bank ("Colonial"), a New Jersey chartered commercial bank, headquartered in Freehold, New Jersey, with approximately $45 million in assets and one branch office. This transaction will be accounted for as a purchase and is expected to close on November 15, 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (Continued)

(10) ACCOUNTING CHANGES

     Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires the recognition of, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired and that the total cost of mortgage loans, either purchased or originated, be allocated to the loans and the mortgage servicing rights based on their relative fair value. The adoption of SFAS 122 has not had a significant effect on Sovereign and no significant effect is anticipated for the future.


(11) RECENT DEVELOPMENTS


     In proposed legislation to recapitalize the Savings Association Insurance Fund ("SAIF") and merge the thrift fund with the Bank Insurance a one-time special assessment of at least .85% of deposits appears almost certain. It is expected that this one-time special assessment will cost Sovereign approximately $22 million after taxes with an anticipated reduction in the Federal Deposit Insurance Corporation ("FDIC") premiums of almost $6 million after taxes each year.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General
     Net income for the three-month period ended September 30, 1995 was $14.4 million, an increase of 18% when compared to net income of $12.2 million for the three-month period ended September 30, 1994. Earnings per share for the three-month period ended September 30, 1995 were $.26 per share, an increase of 8% when compared to $.24 for the same period in 1994. Net income for the nine-month period ended September 30, 1995 was $40.7 million or $.77 per share compared to $34.8 million or $.71 per share for the same period in 1994. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity and return on average assets were 14.88% and .77%, respectively, for the nine-month period ended September 30, 1995 compared to 16.75% and .87%, respectively, for the same period in 1994.

Net Interest Income

     Net interest income for the three-month and nine-month periods ended September 30, 1995 was $43.7 million and $127.8 million compared to $40.5 million and $113.9 million for the same periods in 1994. The increase is attributable to an increase in average balances resulting from recent acquisitions and internal growth partially offset by a decline in Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) to 2.43% for the nine-month period ended September 30, 1995 from 2.87% for the same period in 1994.

     Interest and dividends on investment and mortgage-backed securities and other interest-earning assets were $44.5 million and $115.2 million for the three-month and nine-month periods ended September 30, 1995 compared to $27.6 million and $76.8 million for the same periods in 1994. The average balance of investment and mortgage-backed securities and other interest-earning assets was $2.21 billion with an average yield of 6.97% for the nine-month period ended September 30, 1995 compared to an average balance of $1.69 billion with an average yield of 6.09% for the same period in 1994. The increase in the average balance of investment and mortgage-backed securities and other assets was due to recent purchases of mortgage-backed securities and to the Shadow Lawn acquisition on August 5, 1994 in which Sovereign acquired $787.5 million of assets and assumed $730.6 million of deposit liabilities of Shadow Lawn Savings Bank. The increase in yield is the result of increasing rates on the variable rate portfolio and higher rates on new purchases.

     Interest and fees on loans were $84.3 million and $241.2 million for the three-month and nine-month periods ended September 30, 1995 compared to $66.8 million and $175.0 million for the same periods in 1994. The average balance of loans was $4.48 billion with an average yield of 7.18% for the nine-month period ended September 30, 1995 compared to an average balance of $3.41 billion with an average yield of 6.86% for the same period in 1994. The increase in the average balance of loans is due to the origination of new mortgage loans and the Shadow Lawn acquisition.

     Interest on deposits was $53.7 million and $155.4 million for the three-month and nine-month periods ended September 30, 1995 compared to $32.4 million and $84.5 million for the same periods in 1994. The average balance of deposits was $4.93 billion with an average cost of 4.22% for the nine-month period ended September 30, 1995 compared to an average balance of $3.42 billion with an average cost of 3.31% for the same period in 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The increase in the average balance of deposits is primarily due to the Shadow Lawn acquisition and the assumption of $909.3 million of deposits from Berkeley Federal Bank and Trust, FSB on January 1, 1995 . The cost of deposits has increased due to a general rise in interest rates.

     Interest on borrowings was $31.5 million and $73.3 million for the three-month and nine-month periods ended September 30, 1995 compared to $21.4 million and $53.3 million for the same periods in 1994. The average balance of borrowings was $1.66 billion with an average cost of 5.87% for the nine-month period ended September 30, 1995 compared to an average balance of $1.52 billion with an average cost of 4.68% for the same period in 1994. The cost of borrowings has increased due to the rise in interest rates.

Provision for Possible Loan Losses

     The provision for possible loan losses was $250,000 and $750,000 for the three-month and nine-month periods ended September 30, 1995 compared to $950,000 and $3.5 million for the same periods in 1994. See "Financial Condition and Loan Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)


                                                               Nine-Month Period Ended September 30,
                                                                     1995              1994
                                                               -------------------------------------
Allowance, beginning of period                                     $36,289             $33,099

Charge-offs:
     Residential                                                     2,048               1,772
     Consumer                                                          363                 496
     Commercial Real Estate                                            486                 115
                                                                   -------              -------
         Total Charge-offs                                           2,897               2,383
                                                                   -------              -------

Recoveries:
    Residential                                                        291                 142
    Consumer                                                            19                  23
    Commercial                                                          --                   1
    Commercial Real Estate                                              28                  42
                                                                   -------              -------
       Total Recoveries                                                338                  208
                                                                   -------              -------

Charge-offs, net of recoveries                                       2,559                2,175
Provision for possible loan losses                                     750                3,500
Acquired reserves and other additions                                   --                4,712
                                                                   -------              -------
Allowance, end of period                                           $34,480              $39,136
                                                                   =======              =======


Other Income

                                                              Other  income  was
     $4.9 million and $19.1 million for the three-month and nine-month periods ended September 30, 1995, compared to $4.0 million and $10.2 million for the same periods in 1994.

     Other loan fees and service charges were $1.1 million and $3.3 million for the three-month and nine-month periods ended September 30, 1995 compared to $1.4 million and $3.6 million for the same periods in 1994. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $4.03 billion of its own loans and $891.9 million of loans for others at September 30, 1995 compared to $3.99 billion of its own loans and $1.14 billion of loans for others at September 30, 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)




                                                 Deposit  fees were $2.2 million
     and $6.4 million for the three-month and nine-month periods ended September 30, 1995 compared to $1.5 million and $3.6 million for the same periods in 1994. This increase was primarily the result of the Shadow Lawn and Berkeley acquisitions.

     Gain on sale of loans and investment and mortgage-backed securities available-for-sale was $36,000 and $172,000 for the three-month and nine-month periods ended September 30, 1995 compared to $580,000 and $1.1 million for the same periods in 1994.

     Mortgage banking gains were $757,000 and $5.5 million for the three-month and nine-month periods ended September 30, 1995 compared to $131,000 and $565,000 for the same periods in 1994. The nine-month period increase is due to a gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights in May, 1995.

     Miscellaneous income was $837,000 and $3.6 million for the three-month and nine-month periods ended September 30, 1995 compared to $436,000 and $1.3 million for the same periods in 1994. The nine-month period increase includes a $1.5 million gain on the April 21, 1995 sale of deposits totaling $106.7 million.


General and Administrative Expenses

     Total general and administrative expenses were $23.7 million and $74.7 million for the three-month and nine-month periods ended September 30, 1995 compared to $21.4 million and $60.4 million for the same periods in 1994. The ratio of general and administrative expenses to average assets for the three-month period ended September 30, 1995 was 1.27% compared to 1.45% for the same period in 1994. This improvement in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances.

     Other operating expenses were $2.8 million and $9.5 million for the three-month and nine-month periods ended September 30, 1995 compared to $1.8 and $3.9 million for the same periods in 1994. This increase was primarily due to the amortization of goodwill and intangible assets resulting from recent acquisitions and write downs of REO.

Income Tax Provision

     The income tax provision was $7.4 million and $21.2 million for the three-month and nine-month periods ended September 30, 1995 compared to $8.2 million and $21.5 million for the same periods in 1994. The effective tax rate for the three-month and nine-month periods ended September 30, 1995 was 34.0% and 34.3% compared to 40.1% and 38.2% for the same periods in 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION

Loan Portfolio

     Loans at September 30, 1995 were $4.62 billion compared to $4.35 billion at December 31, 1994. During the nine-month period ended September 30, 1995, Sovereign closed approximately $525.7 million of first mortgage loans including approximately $288.9 million of variable rate mortgage loans the majority of which were retained in Sovereign's loan portfolio.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result of Sovereign's focus on these products, 85.94% of Sovereign's total loan portfolio is secured by residential real estate and 75.86% of the total loan portfolio is comprised of variable rate loans. At September 30, 1995, Sovereign's total loan portfolio included $3.97 billion of first mortgage loans secured primarily by liens on owner occupied one-to-four family residential properties and $452.4 million of home equity loans secured primarily by second mortgages on owner occupied one-to-four family residential properties.

     Sovereign places substantially all loans 90 days or more delinquent on non-performing status. At September 30, 1995, Sovereign's non-performing assets were $43.8 million compared to $40.5 million at December 31, 1994. The ratio of non-performing assets to total assets was .56% at September 30, 1995 compared to
 .62% at December 31, 1994.

     At September 30, 1995, 81.16% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 85.01% at December 31, 1994. Historically, losses on disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. Non-performing assets at September 30, 1995 include $7.4 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)


                                     September 30,    December 31,
                                          1995           1994
                                     ------------     -----------
Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
      Residential                      $ 30,977        $ 25,379
      Other                               3,736           2,892

    Past due less than 90 days as to
    interest and principal:
      Residential                         1,386          2,980
                                       --------       --------

Total Non-Accrual Loans                  36,099         31,251

Restructured Loans                          296             99
                                        --------       --------

Total Non-Performing Loans               36,395         31,350
                                        --------       --------

Real Estate Owned:
      Residential                         3,201          6,104
      Other                               4,221          3,087
                                       --------       --------
Total Real Estate Owned                   7,422          9,191
                                        --------      --------

TOTAL NON-PERFORMING ASSETS             $43,817       $ 40,541
                                        ========      ========


Non-Performing Assets as a
percentage of Total Assets                  .56%            .62%

Non-Performing Loans as a
percentage of Total Loans                   .78%            .72%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                       .94%            .93%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                77.98%          88.24%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                 93.88%         114.11%


     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At September 30, 1995, the allowance for possible loan losses was $34.5 million or .75% of loans compared to $36.3 million or .83% of loans at December 31, 1994.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                      September 30,                   December 31,
Balance at End of                         1995                          1994
Period  Amounttable to            Amount       Percent          Amount          Percent
--------------------------       --------    ---------         ---------      ----------
Resideential real estate           $11,451      33.21%         $10,540           29.05%
Commercial real estate                 547       1.59              657            1.81
Commercial                             137        .40              164             .45
Consumer                             4,565      13.24            4,435           12.22
Unallocated                         17,780      51.56           20,493           56.47
                                   -------     ------          -------          ------

   Total                          $34,480      100.00%         $36,289          100.00%
                                  =======      ======          =======          ======



     Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $2.5 million. These loans consist of $2.3 million of multi-family loans and $224,000 of commercial real estate loans.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At September 30, 1995, total investment and mortgage-backed securities were $2.85 billion compared to $1.90 billion at December 31, 1994. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at September 30, 1995 were $117.8 million compared to $64.6 million at December 31, 1994. The increase is the result of the Berkeley acquisition of January l, 1995.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at September 30, 1995 were $4.99 billion, compared to $4.03 billion at December 31, 1994. This increase is the result of the assumption of Berkeley deposits. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

     Total borrowings at September 30, 1995 were $2.38 billion of which $1.45 billion were short-term compared to $2.16 billion of which $1.72 billion were short-term at December 31, 1994. This decrease in short-term borrowings is the result of the use of funds received from the Berkeley deposits to pay down borrowings. For additional information on the borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

Stockholders' Equity

     Total stockholders' equity at September 30, 1995 was $415.0 million compared to $303.9 million at December 31, 1994. This increase is primarily attributable to the retention of earnings and the issuance of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 6.03% for September 30, 1995.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At September 30, 1995, Sovereign had $1.77 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the nine-month period ended September 30, 1995, cash and cash equivalents decreased $10.0 million. Net cash provided by operating activities was $13.6 million for the nine-month period ended September 30, 1995. Net cash used by investing activities for the nine-month period ended September 30, 1995, was $1.20 billion consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity. The considerable flattening of the yield curve has diminished the market for originating adjustable rate mortgage loans. As a result, Sovereign has focused on the mortgage-backed security portfolio to provide earning assets. Net cash provided by financing activities for the nine-month period ended September 30, 1995, was $1.18 billion which includes the assumption of $748.6 million of deposits from recent acquisitions and proceeds from long-term borrowings of $732.5 million which was partially offset by a decrease in short-term borrowings due to Sovereign's effort to extend borrowings to manage its interest rate risk.

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

     At September 30, 1995, Sovereign Bank is classified as well capitalized and is in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all capital requirements.

     The following table sets forth the capital ratios of Sovereign Bank and Sovereign Bancorp and the current regulatory requirements at September 30, 1995:

                                     Sovereign      Sovereign
                                     Bancorp(1)       Bank         Requirement
                                     ----------     ---------      -----------
Stockholders' equity to
  total assets                         5.28%          6.46%            None
Tangible capital to tangible
  assets                               3.91           5.02             1.50%
Leverage (core) capital to
  tangible assets                      3.91           5.02             3.00
Leverage (core) capital to
  risk adjusted assets                 8.78          11.53             4.00
Risk-based capital to risk
  adjusted assets                     14.50          12.38             8.00


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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and borrowing repricing in its computation, Sovereign estimates that its cumulative one year gap position was a positive .8% at September 30, 1995.

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

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Treasury Constant Maturity, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign generally utilizes non-amortizing swaps to convert fixed rate liabilities to floating rate, to reduce Sovereign's overall cost of funds.

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

                          PART II -- OTHER INFORMATION


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

          Report on Form 8-K, dated October 23, 1995 (date of earliest event - October 18, 1995), contained a press release announcing the Company's earnings for the third quarter of 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SOVEREIGN BANCORP, INC.
                                --------------------------------------------
                                               ( Registrant)





Date      November 13, 1995            /s/  Karl D. Gerhart
      -----------------------  ----------------------------------------------
                                                Karl D. Gerhart
                                           Chief Financial Officer





Date      November 13, 1995            /s/  Richard A. Elko
      -----------------------  ----------------------------------------------
                                              Richard A. Elko
                                          Chief Accounting Officer