Form 10-K
period 1995-12-31
SOVEREIGN BANCORP INC
filed 1996-03-29
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
       December 31, 1995, or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934, for the transition period
       from    N/A    to __________.

                            Commission File Number 0-16533

                                SOVEREIGN BANCORP, INC.
                (Exact name of Registrant as specified in its charter)

         Pennsylvania                             23-2453088
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

       1130 Berkshire Boulevard, Wyomissing, Pennsylvania  19610
       (Address of principal executive offices)         Zip Code)

       Registrant's telephone number:  (215) 320-8400

       Securities registered pursuant to Section 12(b) of the Act:
None

       Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock (without par value)
                                   (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No.      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $508,253,463 at March 4, 1996. As of March 4, 1996, the
Registrant had 47,835,620 shares of Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement to be used in connection with its 1996 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

                                        PART I

Item 1.   BUSINESS.

General

       Sovereign Bancorp, Inc. ("Sovereign") is a Pennsylvania business corporation and is the holding company for Sovereign Bank, a Federal Savings Bank ("Sovereign Bank") and for Colonial Bank for Savings, a Federal Savings Bank ("Colonial Bank"). Both Sovereign and Sovereign Bank are headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania. Colonial Bank is headquartered in Freehold, New Jersey.

       Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster Counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated by Sovereign Bank in 1987.

       From 1989 through 1994, Sovereign expanded its markets throughout eastern Pennsylvania and central New Jersey by completing ten acquisitions with assets totaling approximately $3.3 billion. At December 31, 1994, Sovereign had 130 offices and $6.6 billion in assets.

       On November 17, 1995, Sovereign acquired two branch offices located in Bergen County, New Jersey, and related deposits from Berkeley. Sovereign assumed approximately $111.7 million in deposits for a premium of $5.5 million. The acquisition was accounted for as a purchase.

       On November 15, 1995, Sovereign acquired Colonial State Bank in a transaction accounted for as a purchase. After receipt of regulatory approvals and pursuant to the terms of the agreement entered into by Sovereign and Colonial State Bank, upon acquisition, Colonial State Bank became a wholly-owned, BIF insured, subsidiary of Sovereign and converted to a federal savings bank under the name Colonial Bank for Savings, a Federal Savings Bank. Sovereign acquired Colonial Bank in exchange for $6.3 million in cash. Sovereign acquired $46.5 million in assets, consisting principally of loans and investment securities, and also assumed approximately $42.0 million in deposit liabilities.

       On November 10, 1995, Sovereign completed the sale of its Pottsville, Pennsylvania, branch office with related deposits totaling $23.9 million to Northwest Savings Bank and the sale of its English Village branch office in North Wales, Pennsylvania with related deposits of $12.4 million to Union National Bank & Trust Company.

       On April 21, 1995, Sovereign completed its sale of seven southern New Jersey offices with related deposits totalling $106.7 million to Collective Bancorp, Inc. ("Collective"). Six of these offices had previously been purchased from Berkeley as part of the transaction which closed on January 1, 1995. In addition, Sovereign acquired $7.0 million in deposits from Collective's Wilmington, Delaware branch office.

       On January 1, 1995, Sovereign acquired 23 branch offices located in New Jersey and Delaware, $909.3 million of related deposits, cash and fixed assets from Berkeley Federal Bank & Trust, FSB ("Berkeley") for a premium of $66.6 million. The acquisition was accounted for as a purchase.

       On November 1, 1994, Sovereign acquired Charter FSB Bancorp, Inc. ("Charter"), with assets of $405.8 million and 10 offices located in Morris and Sussex Counties, New Jersey. Sovereign exchanged a total of 7.0 million new shares (7.7 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock for all the outstanding shares of Charter. The acquisition was accounted for as a pooling-of-interests.

       On September 16, 1994, Sovereign acquired the Chadds Ford Pennsylvania office and $14.4 million of related deposits of Second National Federal Savings Association ("Second National") from the Resolution Trust Corporation, receiver for Second National, and received approximately $13.7 million of cash. The acquisition was accounted for as a purchase.

       On August 5, 1994, Sovereign acquired all the capital stock of Shadow Lawn Savings Bank ("Shadow Lawn") with assets of
$787.5 million and 17 offices located in Monmouth and Ocean
Counties, New Jersey.  Sovereign also assumed approximately
$730.6 million of deposit liabilities.  Sovereign acquired Shadow
Lawn in exchange for $78.4 million of cash. The acquisition was accounted for as a purchase.

       On November 5, 1993, Sovereign acquired Valley Federal Savings and Loan Association ("Valley Federal"). At
September 30, 1993, Valley Federal had total assets, deposits and stockholders' equity of $315.7 million, $256.4 million and $18.6 million, respectively. Sovereign exchanged a total of
2.9 million new shares (3.5 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock with a value of $32.3 million for all of the outstanding shares of Valley Federal common stock. The acquisition was accounted for as a pooling-of-interests.

       On August 27, 1993, Sovereign assumed $252.3 million of deposit liabilities and received $233.7 million of cash from the RTC as receiver of 9 branch offices of Home Unity Federal Savings and Loan Association.

       On January 15, 1993, Sovereign formally acquired Harmonia Bancorp, Inc. ("Harmonia") in a transaction that was accounted or as a purchase. Sovereign acquired total assets of $621.0 million and assumed liabilities consisting principally of deposits in exchange for $19.6 million of cash and 9.6 million new shares (11.6 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock, issued at a value of $66.1 million.

       On October 2, 1995, Sovereign entered into an Agreement to acquire West Jersey Bancshares, Inc. ("West Jersey") and West Jersey's wholly-owned subsidiary, West Jersey Community Bank ("WJCB"). WJCB is a $101 million New Jersey commercial bank headquartered in Fairfield, New Jersey. The terms of the Agreement call for Sovereign to exchange $8.40 in Sovereign common stock (subject to adjustment) for each share of West Jersey common stock. Subject to regulatory approvals and pursuant to the Agreement, the acquisition will be effected by the merger of West Jersey with and into Sovereign and the merger of WJCB with and into Sovereign Bank. The acquisition is expected to close in April 1996, and is expected to be tax free and accounted for as a pooling-of-interests.

       At December 31, 1995, Sovereign's consolidated assets, deposits and shareholders' equity were approximately $8.08 billion, $5.04 billion and $427.0 million, respectively. Based on assets at December 31, 1995, Sovereign is the largest thrift holding company headquartered in Pennsylvania.

       Sovereign's primary business consists of attracting deposits from its network of community banking offices, located in Pennsylvania, New Jersey and Delaware, and originating residential mortgage loans and home equity lines of credit in those communities. Sovereign Bank originates mortgage loans through its community banking offices and its Outside Sales Division that consists of commissioned employees who conduct business out of loan production offices. Sovereign also originates mortgage loans through its Wholesale Division that uses a network of independent mortgage bankers and brokers. All underwriting for the Wholesale Division is performed by Sovereign Bank.

       Sovereign operates in a heavily regulated environment.
Changes in laws and regulations affecting it and its subsidiaries may have an impact on its operations. See "Business -
Supervision and Regulation."

       For additional information with respect to Sovereign's business activities see Part III, Item 7 hereof.

       The following table sets forth the maturity schedule for Sovereign's loan portfolio (excluding residential real estate and consumer loans):

                                 Amounts at December 31, 1995, Maturing
                            -------------------------------------------------

LOAN MATURITY SCHEDULE      In One Year  After One Year     After
(IN THOUSANDS)                or Less    - Five Years    Five Years    Total
                            -----------  --------------  ----------    -----
Commercial real estate
  loans:                       $2,487        $ 7,793      $36,897    $ 47,177
Real estate construction
  loans:
   Residential
     (net of loans in
     process of
     $23,365)                     267            791       37,093      38,151
   Residential development
     (net of loans in
     process of
     $736)                      1,255              -          421       1,676

Commercial loans                4,871          3,674        7,286      15,831
                              -------        -------      -------    --------
Total                         $ 8,880        $12,258      $81,697    $102,835
                              =======        =======      =======    ========


Loans with:
  Fixed rates                 $ 2,403        $ 8,631      $15,742    $ 26,776
  Variable rates                6,477          3,627       65,955      76,059
                              -------        -------      -------    --------
Total                         $ 8,880        $12,258      $81,697    $102,835
                              =======        =======      =======    ========

       The following table summarizes the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the past five years:

ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES
(IN THOUSANDS)

                                                                                   December 31,

                          --------------------------------------------------------------------------------------------------------

Balance at end of
Period Attributable to:         1995                  1994                   1993                 1992                 1991
-----------------------   -------------------   -------------------   ------------------   ------------------   ------------------
                           Amount     Percent    Amount     Percent    Amount    Percent    Amount    Percent    Amount    Percent
                           ------     -------    ------     -------    ------    -------    ------    -------    ------    -------
Residential real
  estate                  $10,520      30.18%   $10,540      29.05%   $ 6,737     20.35%   $ 7,316     27.54%   $ 4,061     30.77%

Commercial real
  estate                      698       2.00        657       1.81      1,180      3.57      1,663      6.26        777      5.89

Commercial                    181        .52        164       0.45        125      0.38        135      0.51        225      1.70

Consumer                    4,190      12.02      4,435      12.22        927      2.80        997      3.75        754      5.71

Unallocated                19,267      55.28     20,493      56.47     24,130     72.90     16,451     61.94      7,381     55.93
                          -------     -------   -------     -------   -------    -------   -------    -------   -------    -------

Total                     $34,856     100.00%   $36,289     100.00%   $33,099    100.00%   $26,562    100.00%   $13,198    100.00%
                          =======     =======   =======     ======    =======    ======    =======    ======    =======    ======

       The following table sets forth the maturity and yields of Sovereign's investment and mortgage-backed securities held-to-maturity at December 31, 1995. The maturities of mortgage-backed securities held-to-maturity are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's federal tax rate of 35%.

                                                      Amounts at December 31, 1995, Due
                                      ----------------------------------------------------------------
INVESTMENT AND MORTGAGE-BACKED
SECURITIES HELD-TO-MATURITY
(IN THOUSANDS)

                                                     After One   After Five
                                      In One Year      Year-        Years-      After
                                        or Less     Five Years    Ten Years   Ten Years       Total
                                      -----------   ----------   ----------   ---------       -----
Investment Securities:
----------------------
U.S. Treasury and U.S.                     $498         $2,995      $1,500          --         $4,993
  Government Agency                       6.84%          6.40%       7.09%          --          6.65%
  Securities

Corporate securities                        --           1,010         --           --          1,010
                                            --           8.20%         --           --          8.20%

Other securities                            --             305         177          --            482
                                            --           4.17%       1.94%          --          3.35%

Mortgage-backed Securities:
---------------------------
FHLMC                                     6,022         63,896      88,237       10,558       168,713
                                          7.61%          7.34%       6.36%        7.97%         6.88%

FNMA                                        633         48,131     156,822       15,460       221,046
                                          7.77%          7.11%       6.45%        7.01%         6.64%

GNMA                                        --             540      12,891      156,633       170,064
                                            --           9.61%       6.61%        8.90%         8.73%

RTC                                         --             --       28,954          --         28,954
                                            --             --        6.80%          --          6.80%

Private Issues                              --         139,489      91,509       53,642       284,640
                                            --           6.33%       6.82%        6.98%         6.61%

Collateralized Mortgage Obligations        478       1,088,394      42,168       66,270     1,197,310
                                         7.75%           7.40%       6.45%        6.52%         7.32%
                                         -----       ---------      ------       ------     ---------
TOTAL                                   $7,631      $1,344,760    $422,258     $302,563    $2,077,212
                                        ======      ==========    ========     ========    ==========
                                         7.58%           7.27%       6.54%        7.91%         7.22%
                                        ======      ==========    ========     ========    ==========

       The following table sets forth the maturities and yields of Sovereign's investment and mortgage-backed securities available-for-sale at December 31, 1995. The maturities of the mortgage-backed securities available-for-sale are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's federal tax rate of 35%.

                                                      Amounts at December 31, 1995, Due

INVESTMENT AND MORTGAGE-BACKED
SECURITIES AVAILABLE-FOR-SALE
(IN THOUSANDS)

                                                                                              No
                                                   After One     After Five                 Stated
                                    In One Year      Year-          Years-      After      Maturity
                                      or Less      Five Years     Ten Years   Ten Years     or Rate         Total

Investment Securities:
U.S. Treasury and U.S.
  Government Agency
  Securities                        $12,001         $133,234        $5,007    $   --      $   --         $150,242
                                      4.61%            5.26%         6.25%        --          --            5.24%

Equity Securities                      --              --             --          --        135,494       135,494
                                       --              --             --          --          4.75%         4.75%

Mortgage-backed Securities:
FHLMC                                  --            131,370          --        24,753         --         156,123
                                       --              5.42%          --         7.61%         --           5.77%

FNMA                                   --             64,906          --        71,955         --         136,861
                                       --              5.63%          --         7.65%         --           6.69%

GNMA                                   --                --           --        59,215         --          59,215
                                       --                --           --         8.87%         --           8.87%

Collateralized Mortgage
   Obligations                     46,201          198,836            --           --          --         245,037
                                    7.50%            7.54%            --           --          --           7.53%

TOTAL                             $58,202         $528,346        $5,007     $155,923    $135,494        $882,972
                                    6.90%            6.20%         6.25%        8.11%       4.75%           6.36%

       At December 31, 1995, Sovereign held the following securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's shareholders' equity:

     INVESTMENT AND MORTGAGE-BACKED
     SECURITIES                            At December 31, 1995
     (IN THOUSANDS)
                 Issuer                  Book Value  Market Value

G.E. Capital Mortgage Servicing, Inc. $ 189,944 $ 190,868 Prudential Home Mortgage Securities,
   Inc.                                     162,809      164,260
Residential Funding Mortgage
   Securities, Inc.                         138,472      139,262
Securitized Asset Sales, Inc.               136,244      136,804
PHH Mortgage Servicing Corp.                101,097      102,986
Housing Security, Inc.                       91,682       90,581
Independent National Mortgage Corp.          73,095       73,508
Capstead Mortgage Corp.                      72,906       72,969
Saxon Mortgage Securities Corp.              55,822       54,820
          TOTAL                          $1,022,071   $1,026,058
                                         ==========   ==========

       The following table sets forth the maturity of certificates of deposit of $100,000 or more at December 31, 1995:

                                               At December 31,
                                                    1995
                                               (IN THOUSANDS)

     Three months or less. . . . . . . .           $94,918

     Over three through six months. .  .            71,231

     Over six through twelve months. . .            40,002

     Over twelve months. . . . . . . . .            20,245

          Total. . . . . . . . . . . . .          $226,396
                                                  ========


Subsidiaries

       Sovereign has three wholly-owned subsidiaries:  Sovereign
Bank, Colonial Bank and Sovereign Investment Corporation, a
Delaware corporation that purchases and holds investment securities.

       In 1995, Sovereign Bank reorganized its existing subsidiary structure. Sovereign Bank now has the following wholly-owned subsidiaries: First Lancaster Financial Corp. and
201 Associates, Inc. 201 Associates, Inc. is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. First Lancaster Financial Corp. is a Pennsylvania business corporation whose primary function is to act as a holding company for The Sovereign Annuity Corp. and The Sovereign Agency, Inc. Sovereign Annuity Corp. is a New Jersey corporation whose primary purpose is to market investment securities and mutual funds. The Sovereign Agency, Inc. is a New Jersey corporation whose primary purpose is to market insurance annuities. Colonial Bank has one subsidiary: CSB Building Corporation, a New Jersey corporation whose primary purpose is to hold title to property.

       Federal regulations generally permit federally-chartered savings institutions to invest up to 2% of assets in the capital stock of, and make secured and unsecured loans to, certain types of subsidiary service corporations. At December 31, 1995, Sovereign Bank was authorized to have a maximum investment of approximately $160.2 million in such subsidiaries, pursuant to applicable federal regulations. As of such date, Sovereign Bank had a total investment of $28.4 million in subsidiary service corporations.

Employees

       At December 31, 1995, Sovereign had 1,272 full-time and 232 part-time employees. None of these employees is represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

Competition

       Sovereign experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other thrift institutions and commercial banks. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

Environmental Laws

       Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank and Colonial Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank or Colonial Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of Sovereign Bank or of Colonial Bank.

Supervision and Regulation

       General. Sovereign is a "savings and loan holding company" registered with the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act ("HOLA") and, as such, Sovereign is subject to OTS regulation, examination, supervision and reporting. The deposits of Sovereign Bank are insured by the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The deposits of Colonial Bank are insured by the Bank Insurance Fund (the "BIF") of the FDIC. The SAIF and the BIF are administered by the FDIC, but are required to be separately maintained and not combined.
See "Insurance of Deposit Accounts" below. Sovereign Bank and Colonial Bank are required to file reports with the OTS describing their respective activities and financial condition and are periodically examined to test compliance with various regulatory requirements. Sovereign Bank and Colonial Bank are also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign, Sovereign Bank or Colonial Bank. Sovereign Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. Colonial Bank is a member of the FHLB of New York. Sovereign Bank and Colonial Bank are also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters. Except as described herein, Sovereign's management is not aware of any current recommendations by regulatory authorities that would have a material effect on Sovereign's operations, capital resources or liquidity.

       Holding Company Regulation. The HOLA prohibits a registered savings and loan holding company from directly or indirectly acquiring control, including through an acquisition by merger, consolidation or purchase of assets, of any savings association
(as defined in HOLA to include a federal savings bank) or any other savings and loan holding company, without prior OTS approval. Generally, a savings and loan holding company may not acquire more than 5% of the voting shares of any savings association unless by merger, consolidation or purchase of assets. Certain regulations of the OTS describe standards for control under the HOLA. See "Control of Sovereign" below.

       Federal law empowers the Director of the OTS to take substantive action when the Director determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of a savings and loan holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary,
(i) limit the payment of dividends by the savings institution;
(ii) limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either;
(iii) limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.
Any such limits would be issued in the form of a directive having the legal efficacy of a cease and desist order.

       Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank and Colonial Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations.

       Regulatory Capital Requirements. OTS Regulations require savings associations to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum core capital, or "leverage," ratio of not less than 3% and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks. Federal banking agencies are required to ensure that their risk-based capital guidelines take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. In August, 1995, the federal banking agencies, including the OTS, issued a rule modifying their then-existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a depository institution's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating an institution's capital adequacy. The new rule does not establish a measurement framework for assessing an institution's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual institution's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing an institution's capital adequacy for interest rate risk is transitional. The second step of the Federal banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies will implement this second step at some future date.

       The federal banking agencies, including the OTS, also adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17, 1995. The agencies declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing an institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal agencies incorporated the evaluation of the risks of non-traditional activities into the overall assessment of capital adequacy. The agencies also indicated that proposed rules regarding specific types of non-traditional activities will be promulgated from time to time.

       Under the Federal Deposit Insurance Act ("FDIA") insured depository institutions must be classified in one of five defined categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OTS regulations, an institution will be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution is one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized institution. An institution will be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest regulatory examination rating); (B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets of equal to or less than 2%. The OTS may, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the OTS determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A savings institution's capital category is determined with respect to its most recent thrift financial report filed with the OTS. In the event an institution's capital deteriorates to the undercapitalized category or below, the FDIA and OTS regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business.

       If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 1995, Sovereign Bank and Colonial Bank each met the criteria to be classified as "well capitalized."

       Standards for Safety and Soundness. The federal banking agencies adopted, effective in August, 1995, certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, and compensation standards for officers, directors and employees. Sovereign does not anticipate that the implementation or enforcement of these guidelines will have a material adverse effect on its results of operations.

       Insurance of Deposit Accounts. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 1995, Sovereign Bank and Colonial Bank were classified as well capitalized for purposes of calculating insurance assessments. Institutions are prohibited from disclosing the risk classification to which they have been assigned. As of December 31, 1995, the FDIC calculated deposit insurance assessments at the rate of $.23 for every $100 of deposits for the members of SAIF in the lowest risk-based premium category and $0.31 for every $100 of insured deposits for members of SAIF in the highest risk-based premium category.

       In August, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depository institutions with deposits insured by BIF to $.04 per $100 of insured deposits. On November 14, 1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates for SAIF-insured institutions. The reduced BIF assessment rates result in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings associations at a significant competitive disadvantage to BIF-insured institutions.

       Sovereign Bank is subject to FDIC deposit insurance assessments at the rate applicable to SAIF-insured institutions except, however, that the deposits acquired, on January 15, 1993, when Sovereign acquired Harmonia Bancorp, Inc., remain subject to BIF insurance assessment rates. The balance of these Harmonia deposits was $756.0 million at December 31, 1995. Colonial Bank, acquired by Sovereign on November 15, 1995, is subject to FDIC deposit insurance assessments at the rate applicable to BIF insured institutions.

       Federal savings banks like Sovereign Bank and Colonial Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a quarterly basis and is computed based on total assets of the institution, including subsidiaries.

Taxation

       Federal Taxation. Sovereign and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual basis method of accounting. Sovereign and its subsidiaries file a consolidated federal income tax return on a calendar year basis. Each member of the consolidated group separately computes its income and deductions.
Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

       In computing separate taxable income and loss, Sovereign Bank and Colonial Bank each separately computes additions to its bad debt reserves, pursuant to the special preferential rules of
Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), applicable only to certain savings banks, cooperative banks, and domestic building and loan associations (generically, sometimes referred to as either a "thrift" or a "savings institution"). Under certain circumstances, the separate bad debt reserve additions of Sovereign Bank and of Colonial Bank may be subject to adjustments upon consolidation.

       For purposes of computing the annual deductible addition to the bad debt reserve, Sovereign Bank and Colonial Bank each must separate its loans into "qualifying real property loans" (i.e., generally those loans secured by interests in real property - "qualifying loans") and all other loans ("nonqualifying loans"). The deduction with respect to "nonqualifying loans" must be computed under the experience method (using actual historical experience), which essentially approximates a deduction for Sovereign Bank's or Colonial Bank's actual charge-offs, as the case may be. A savings institution, which meets the qualifying assets test (as further described below), is able to compute its bad debt deduction with respect to "qualifying loans" using one of two methods (whichever results in the larger deduction):
(i) experience method, or (ii) the "percentage of taxable income method" (less the amount deductible for the addition to the reserve for "nonqualifying loans"). The amount so determined is subject to limitation in certain cases. The sum of the additions to each reserve for Sovereign Bank and for Colonial Bank for each year is the annual consolidated bad debt deduction, subject to any consolidating adjustments referred to above. Sovereign Bank and Colonial Bank intend to elect to utilize whatever available method provides the maximum bad debt reserve additions.

       If Sovereign Bank or Colonial Bank distributes amounts to stockholders (i.e., to Sovereign) and the distribution is treated as being from accumulated bad debt reserves, the distribution will cause Sovereign Bank or Colonial Bank, as the case may be, to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the bad debt reserves exceed the amount that would have been accumulated on the basis of the experience method, and (b) the distribution is a "nondividend distribution." A distribution in respect of stock is a "nondividend distribution" to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a partial or complete liquidation of the institution or (iii) the distribution, together with all other such distributions during the taxable year, exceeds the distributing savings institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income resulting from a "nondividend distribution" is an amount that, when reduced by the tax attributable to such distribution, is equal to the amount of the distribution.

       The Code imposes a corporate alternative minimum tax ("AMT"). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of (i) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, but such amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). The excess, if any, of the bad debt deduction using the "percentage of taxable income" method over the bad debt deduction calculated on the basis of actual experience method is treated as a preference item for determining AMTI. Although there are other applicable adjustment and preference items (e.g., the adjustment for depreciation) for determining AMTI of a savings institution, this particular preference item is significant in determining AMTI.
If a savings institution is subject to AMT, then all or a portion of the amount of such preference will effectively be subject to a 20% surtax.

       Sovereign's consolidated federal income tax return, as well as certain prior year separate returns of Jersey Shore and Harmonia, for the tax years beginning after 1991 are open under the statute of limitations.

       State Taxation. Sovereign and its nonthrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1995 and thereafter is 9.99% and is imposed on a corporate taxpayer's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

       Sovereign Bank is taxed under the Pennsylvania Mutual Thrift Institutions Tax Act (the "Mutual Tax Act"). The Mutual Tax Act exempts Sovereign Bank from all other corporate taxes imposed by the Commonwealth of Pennsylvania for Pennsylvania purposes and from all local taxation imposed by political subdivisions of Pennsylvania, except taxes on real estate and real estate transfers. The Mutual Tax Act is a tax upon net income apportioned to Pennsylvania, determined in accordance with generally accepted accounting principles ("GAAP"), with certain modifications. The Mutual Tax Act, in computing GAAP income, allows for the deduction of interest earned on Pennsylvania governmental and federal securities, while disallowing a percentage of a thrift's interest expense deduction in the proportion of the interest income from those securities to the overall interest income of the institution. Pursuant to the Mutual Tax Act, Sovereign Bank's tax rate is presently 11.5% of such net income.

       Sovereign Bank and Colonial Bank are also taxed under the New Jersey Savings Institution Tax. The Savings Institution Tax rate is 3% and is imposed on the portion of the taxpayer's modified federal taxable income (with certain adjustments) that is properly attributable to New Jersey. Effective September 29, 1995, Sovereign Bank is subject to a Delaware Franchise Tax that is imposed on federal savings banks not headquartered in Delaware. The tax, which is imposed on taxable income properly attributable to Delaware branches, varies from a rate of 8.7% on taxable income up to $20 million to a rate of 2.7% on taxable income over $30 million.

Item 2.   PROPERTIES.

       Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign's and Sovereign Bank's executive offices and as Sovereign Bank's operations center. Colonial Bank leases its office building in Freehold, Monmouth County, New Jersey, from its wholly-owned subsidiary, CSB Building Corporation. The building is used as Colonial Bank's executive offices, retail banking office and operations center.

       Sovereign Bank has 120 branch offices, including 6 loan production and personalized banking offices. Sovereign owns 65 of these offices and leases 55. Branch office leases are generally long-term. Loan production and personalized banking office leases generally have terms of two years or less. Colonial Bank has no branch offices.

Item 3.   LEGAL PROCEEDINGS.

       Sovereign is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

       Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 4, 1996, is set forth below:

       Richard E. Mohn - Age 65. Mr. Mohn was elected the Chairman of the Board of Sovereign on April 24, 1995. Mr. Mohn became
Chairman of the Board of Sovereign Bank in November, 1989.   He
is Chairman of Cloister Spring Water Company, Lancaster,
Pennsylvania, a bottler and distributor of spring water.

       Jay S. Sidhu - Age 44. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 21, 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank and Colonial Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

       Lawrence M. Thompson, Jr. - Age 43. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign and Chief Administrative Officer and Secretary of Sovereign Bank. Upon Sovereign's acquisition of Colonial Bank on November 15, 1995,
Mr. Thompson became Secretary of Colonial Bank. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986 he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January, 1990, he became Group Executive Officer - Lending and in June, 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank.

       Karl D. Gerhart - Age 43. Mr. Gerhart was elected Chief Financial Officer and Treasurer of Sovereign on February 20, 1990. Mr. Gerhart is also Group Executive Officer, Treasurer and Chief Financial Officer of Sovereign Bank and Treasurer and Chief Financial Officer of Colonial Bank. Mr. Gerhart joined Sovereign Bank in 1975 and in 1986 was promoted to Vice President-Investments. In 1987, he became Sovereign Bank's Senior Vice President, Treasurer and Chief Investment Officer, responsible for managing Sovereign Bank's investment portfolio and interest rate risk.

                                        PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 4, 1996, the total number of holders of record of Sovereign's common stock was 8,452.

       The high and low bid prices reported on the NASDAQ National Market System for Sovereign's common stock for 1994, adjusted to reflect all stock dividends and splits, including a 5% stock dividend declared on December 20, 1995, were $11.000 and $7.000 and for 1995 were $10.375 and $7.000, respectively.

       During 1995, Sovereign paid a cash dividend of $.0209 per share in the first quarter, $.0209 per share in the second quarter, $.0209 per share in the third quarter and $.0210 per share in the fourth quarter. During 1994, Sovereign paid a cash dividend of $.0336 per share in the first quarter, $.0256 per share in the second quarter, $.0258 per share in the third quarter and $.0209 per share in the fourth quarter. During 1993, Sovereign paid a cash dividend of $0.0250 per share in the first quarter, $.0259 in the second quarter, $.0252 in the third quarter and $.0231 in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits and acquisitions accounted for as pooling-of-interests.

       For certain limitations on the ability of Sovereign Bank and of Colonial Bank to pay dividends to Sovereign, see Note 10 to Sovereign's consolidated financial statements, incorporated by reference herein at Item 8 "Financial Statements and Supplementary Data" and Item 1 "Business--Supervision and
Regulation--Restriction on Capital Distributions" hereof.

Item 6.   SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA(1)

BALANCE SHEET DATA
(IN THOUSANDS)

                                                                                              AT DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                         1995         1994         1993        1992(2)       1991
                                                                      ----------   ----------   ----------   ----------   ----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $8,078,287   $6,564,082   $4,877,166   $3,699,084   $2,274,702
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,674,364    4,350,898    2,898,014    2,337,382    1,437,247
Allowance for possible loan losses  . . . . . . . . . . . . . . . .       34,856       36,289       33,099       26,562       13,198
Investment and mortgage-backed securities available-for-sale  . . .      889,509       87,128           --           --           --
Investment and mortgage-backed securities held-to-maturity  . . . .    2,077,212    1,816,840    1,689,304    1,001,356      644,061
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,039,143    4,027,119    3,183,107    2,961,058    1,815,679
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,530,656    2,162,587    1,367,100      427,591      285,059
Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .      427,025      303,900      259,121      220,419      137,259

SUMMARY STATEMENT OF OPERATIONS
(IN THOUSANDS)
                                                                                          YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                         1995         1994         1993        1992(2)       1991
                                                                      ----------   ----------   ----------   ----------   ----------
Total interest income . . . . . . . . . . . . . . . . . . . . . .     $  493,031   $  354,141   $  282,790   $  199,431   $  182,015
Total interest expense  . . . . . . . . . . . . . . . . . . . . .        318,805      198,741      153,318      118,585      125,326
                                                                      ----------   ----------   ----------   ----------   ----------
Net interest income . . . . . . . . . . . . . . . . . . . . . . .        174,226      155,400      129,472       80,846       56,689
Provision for possible loan losses  . . . . . . . . . . . . . . .          1,000        4,100        8,650       10,080        6,796
                                                                      ----------   ----------   ----------   ----------   ----------
Net interest income after provision for possible loan losses. . .        173,226      151,300      120,822       70,766       49,893
                                                                      ----------   ----------   ----------   ----------   ----------
Other income  . . . . . . . . . . . . . . . . . . . . . . . . . .         25,829       14,554       15,167       10,965        5,083
Other expenses  . . . . . . . . . . . . . . . . . . . . . . . . .        113,108       90,989       77,377       47,036       33,460
                                                                      ----------   ----------   ----------   ----------   ----------
Income before income taxes and cumulative effect of change
  in accounting principle . . . . . . . . . . . . . . . . . . . .         85,947       74,865       58,612       34,695       21,516
Income tax provision  . . . . . . . . . . . . . . . . . . . . . .         29,539       28,467       22,998       15,057        9,534
                                                                      ----------   ----------   ----------   ----------   ----------
Income before cumulative effect of change in accounting principle         56,408       46,398       35,614       19,638       11,982
Cumulative effect of change in accounting principle . . . . . . .             --           --        4,800           --           --
                                                                      ----------   ----------   ----------   ----------   ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   56,408   $   46,398   $   40,414   $   19,638   $   11,982
                                                                      ==========   ==========   ==========   ==========   ==========

Net income applicable to common stock . . . . . . . . . . . . . .     $   51,719   $   46,398   $   40,414   $   19,638   $   11,982
                                                                      ==========   ==========   ==========   ==========   ==========

SHARE DATA(3)

Common shares outstanding at end of period (in thousands)  . . . .        45,465      45,567        41,357       40,682       23,898
Preferred shares outstanding at end of period (in thousands) . . .         2,000          --            --           --           --
Earnings per common and common equivalent share:
     Before cumulative effect of change in accounting principle. .    $     1.00   $     .90    $      .70   $      .51   $      .37
     After cumulative effect of change in accounting principle . .          1.00         .90           .80          .51          .37
Book value per common and common equivalent share at end of
  period(4). . . . . . . . . . . . . . . . . . . . . . . . . . . .          7.40        6.05          5.24         4.53         3.73
Common share price at end of period  . . . . . . . . . . . . . . .         9 5/8           7      10 11/16       6 1/16       3 3/16
Dividends paid per common share  . . . . . . . . . . . . . . . . .          .084        .106          .099         .082         .058
Dividend payout ratio. . . . . . . . . . . . . . . . . . . . . . .         8.40%      11.78%        14.14%       16.08%       15.68%

(1) The acquisitions of Valley Federal and Charter were accounted for as pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Valley Federal and Charter for all periods presented.

(2) The acquisition of Harmonia was accounted for as a purchase at the close of business on December 31, 1992. Sovereign's consolidated balance sheet at December 31, 1992, includes
       Harmonia. Sovereign's 1992 consolidated results of operations do not include Harmonia's results.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

(4) Book value is calculated using equity divided by common shares and, if converted, preferred shares.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

       General. Sovereign and subsidiaries reported net income of $56.4 million for the year ended December 31, 1995. This represents an increase of 22% over net income of $46.4 million reported for 1994. Earnings per share were $1.00 for 1995 which represents an increase of 11% over 1994 earnings per share of $.90. Return on average equity and return on average assets were 14.95% and .78%, respectively, for 1995 compared to 16.47% and
 .84%, respectively, for 1994. Return on average risk-adjusted assets was 1.68% for 1995 compared to 1.77% for 1994.
Sovereign's financial results include the following significant events:

       Interest Rate Environment. During 1995, the Board of Governors of the Federal Reserve System lowered short-term interest rates three times, resulting in a 1% reduction in short-term rates. Long-term interest rates responded dramatically to 1995's slowing economy and lower rate of inflation by decreasing more than 2% during the year. This tightening of interest rates resulted in a flat yield curve (a shrinking of the difference between short-term rates and long-term rates). The flat yield curve coupled with a low interest rate environment caused a contraction of Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) from 2.82% in 1994 to 2.42% in 1995. While the flat yield curve compressed Sovereign's interest rate spread, it did allow Sovereign the opportunity to extend the maturity and repricing of its liabilities and shorten the maturity and repricing of its assets. This repositioning shifted Sovereign's one year gap position (the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of average assets) from a negative 10.5% at December 31, 1994, to a negative .29% at December 31, 1995.

       Berkeley. On November 17, 1995, Sovereign acquired two branch offices and related deposits from Berkeley Federal Bank &
Trust, FSB ("Berkeley").  Sovereign assumed approximately
$111.7 million of deposit liabilities and received approximately
$104.9 million of cash.

       Colonial. On November 15, 1995, Sovereign acquired Colonial Bank in a transaction accounted for as a purchase. Sovereign acquired $46.5 million of assets consisting principally of loans and investment securities. Sovereign also assumed approximately $42.0 million of deposit liabilities. Sovereign acquired
Colonial Bank in exchange for $6.3 million in cash.  Colonial
Bank operates as a separate banking subsidiary of Sovereign.

         Colonial's results of operations from November 15, 1995, and thereafter, have been included in Sovereign's consolidated results of operations.

       Northwest Savings Bank and Union National Bank & Trust
Company.   On November 10, 1995, Sovereign completed the sale of
its Pottsville, Pennsylvania branch office with related deposits totalling $23.9 million to Northwest Savings Bank ("Northwest") and the sale of its English Village branch office in North Wales, Pennsylvania with related deposits of $12.4 million to Union National Bank & Trust Company ("Union National"). As a result of these transactions, Sovereign recognized a pre-tax gain of $1.1 million and reduced goodwill by $568,000, respectively.

       Collective. On April 21, 1995, Sovereign completed the sale of seven southern New Jersey offices with related deposits totalling $106.7 million to Collective Bancorp, Inc. ("Collective"). Six of these offices had previously been purchased from Berkeley as part of a transaction which occurred on January 1, 1995. In addition, Sovereign acquired $7.0 million of deposits from Collective's Wilmington, Delaware branch office. As a result of this transaction, Sovereign recognized a pre-tax gain of $1.5 million and reduced its existing core deposit intangible by approximately $6.0 million.

       Berkeley.   On January 1, 1995, Sovereign acquired 23 branch
offices located in New Jersey and Delaware with $909.3 million of deposit liabilities from Berkeley. In exchange for assuming the deposits of the Berkeley offices, Sovereign acquired principally cash and fixed assets, net of a deposit premium of $66.6 million.

       Charter. On November 1, 1994, Sovereign acquired Charter FSB Bancorp, Inc. ("Charter"). At September 30, 1994, Charter had total assets, deposits and stockholders' equity of approximately $405.8 million, $341.4 million and $41.7 million,
respectively.   Sovereign exchanged a total of 7.0 million new
shares (7.7 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock with a value of $62.7 million for all of the outstanding shares of Charter common stock.

       The acquisition of Charter was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Charter for all periods presented.

       Second National. On September 16, 1994, Sovereign acquired the Chadds Ford, Pennsylvania office and related deposits of Second National Federal Savings Association ("Second National") from the Resolution Trust Corporation ("RTC"), receiver for Second National. Sovereign assumed approximately $14.4 million of deposit liabilities and received approximately $13.7 million of cash.

       Shadow Lawn. On August 5, 1994, Sovereign acquired Shadow Lawn Savings Bank ("Shadow Lawn") in a transaction accounted for as a purchase. Sovereign acquired $787.5 million of assets consisting principally of investment and mortgage-backed securities and loans. Sovereign also assumed approximately $730.6 million of deposit liabilities. Sovereign acquired Shadow Lawn in exchange for $78.4 million of cash.

       Shadow Lawn's results of operations from August 5, 1994, and thereafter, have been included in Sovereign's consolidated results of operations.

       Valley Federal. On November 5, 1993, Sovereign acquired Valley Federal Savings and Loan Association ("Valley Federal"). At September 30, 1993, Valley Federal had total assets, deposits and stockholders' equity of $315.7 million, $256.4 million and $18.6 million, respectively. Sovereign exchanged a total of
2.9 million new shares (3.5 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock with a value of $32.3 million for all of the outstanding shares of Valley Federal common stock.

       The acquisition of Valley Federal was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Valley
Federal for all periods presented.

       Home Unity.  On August 27, 1993, Sovereign assumed
$252.3 million of deposit liabilities and received $233.7 million of cash from the RTC as receiver of nine branch offices of Home
Unity Federal Savings and Loan Association ("Home Unity").

       Harmonia. On January 15, 1993, Sovereign formally acquired Harmonia Bancorp, Inc. ("Harmonia") in a transaction which was accounted for as a purchase. Pursuant to applicable accounting guidance for business combinations, the Harmonia acquisition was accounted for as having been completed at the close of business on December 31, 1992, because control of Harmonia had been transferred to Sovereign as of that date. Sovereign acquired total assets of $621.0 million consisting principally of cash and interest-earning deposits, federal funds sold, investment and mortgage-backed securities and performing loans. Sovereign assumed liabilities consisting principally of deposits.
Sovereign acquired Harmonia in exchange for $19.6 million of cash and 9.6 million new shares (11.6 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock which were issued at a value of $66.1 million.

       Since the Harmonia acquisition was accounted for at the close of business on December 31, 1992, Sovereign's consolidated balance sheet at December 31, 1992, includes Harmonia. Sovereign's consolidated results of operations include Harmonia's results of operations from January 1, 1993, and thereafter.

       Accounting Changes. In January 1994, Sovereign adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, Sovereign classified $1.29 billion of securities as held-to-maturity, $391.0 million of securities as available-for-sale and $6.5 million of securities as trading securities. The adoption of SFAS No. 115 resulted in an $836,000 increase to stockholders' equity accounted for as the cumulative effect of a change in accounting principle in 1994. On November 15, 1995, the Financial Accounting Standards Board ("FASB") issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". On December 7, 1995, in accordance with provisions in that Special Report, Sovereign reclassified $750.2 million of securities from held-to-maturity to available-for-sale. This reclassification resulted in a $1.7 million unrealized gain, net of tax, which is included in Sovereign's stockholders' equity at December 31, 1995.

       In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which provides companies with a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Companies electing the disclosure only method will be required to include the pro forma effects of all awards granted in fiscal years beginning after December 15, 1994. Sovereign plans to adopt the disclosure only method during 1996.

       Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". SFAS No.
122 requires that management recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Management allocates the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance. The adoption of SFAS
No. 122 will not have a material effect on Sovereign's operations.

         Sovereign adopted SFAS No. 109 in January 1993, and has applied the provisions of the statement without restating prior years' financial statements. The adoption of SFAS No. 109 resulted in a $4.8 million increase to net income ($.10 per share) that was accounted for as the cumulative effect of a change in accounting principle.

       Subordinated Debentures. On July 18, 1995, Sovereign issued $50.0 million of 6.75% non-amortizing subordinated debentures due July 1, 2000, receiving net proceeds of approximately
$49.4 million.  On September 1, 1993, Sovereign issued
$50.0 million of 6.75% non-amortizing subordinated debentures due September 1, 2000, receiving net proceeds of approximately
$49.2 million. On April 7, 1993, Sovereign issued $50.0 million of 8.00% non-amortizing subordinated debentures due March 15, 2003, receiving net proceeds of approximately $48.7 million. All of the subordinated debentures qualify as supplementary capital at Sovereign Bancorp. Approximately $100.0 million of the net proceeds of Sovereign's subordinated debentures has been contributed to the capital of Sovereign Bank and qualifies as primary capital at Sovereign Bank.

       Preferred Stock. On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.7 million in capital. The 6 1/4%, non-voting, Cumulative Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate of 4.989 shares of common stock for each share of preferred stock, equivalent to a conversion price of $10.022 per share of common stock.

       Stock Dividends. Sovereign declared a 5% stock dividend on December 20, 1995 and on February 22, 1995, and a 10% stock dividend on April 19, 1994. All per share information such as earnings, book value, share price and dividends have been restated to reflect all stock dividends and stock splits. See
Item 8, at Note 1(c) to Sovereign Consolidated Financial
Statements for a detailed discussion of Sovereign's stock dividends and stock splits.

       Federal Deposit Insurance Corporation. Sovereign Bank is insured by the SAIF of the FDIC and pays insurance fees equal to $.23 per $100.00 (23 basis points) of insured deposits annually, the lowest rate permitted. The average SAIF premium is 24 basis points. Colonial Bank is insured by the BIF of the FDIC. During recent years, the FDIC's BIF, which insures commercial banks and certain savings banks, has also charged an average premium to its members of 24 basis points, and a minimum assessment of 23 basis points.

       Effective September 30, 1995, the average BIF premium was reduced from 24 basis points to 4.4 basis points, with the minimum assessment being reduced from 23 basis points to 4 basis points. Subsequently, the minimum BIF assessment was reduced to 0 basis points effective January 1, 1996, subject to the minimum FDIC annual assessment of $1,000. The average and minimum SAIF premiums remain at 24 and 23 basis points, respectively, until the SAIF reserves reach $1.25 per $100.00 in insured deposits.

       In order to accelerate the recapitalization of the SAIF, it has been proposed that SAIF-insured institutions such as Sovereign Bank be assessed a one-time charge of between 85 and 90 basis points of their insured deposits as of March 31, 1995.
If enacted, this assessment would result in a pre-tax charge to Sovereign Bank's earnings of approximately $36.0 million to $38.1 million. This charge would have a significant negative impact on earnings in the period enacted. In accordance with FASB guidance on this specific issue, no liability or charge for this assessment is included in the 1995 audited financial statements.

       While it cannot be determined at this time what the outcome of these events and proposals will be, Sovereign Bank has been placed at a significant competitive disadvantage which will remain until the BIF and SAIF insurance premiums are again made equal.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND
1994

       Net Interest Income.  Net interest income for 1995 was
$174.2 million compared to $155.4 million in 1994. This represents an increase of 12% and is primarily due to an increase in the size of the balance sheet resulting from the recent acquisitions and internal growth, partially offset by a decline in Sovereign's interest rate spread.

       Interest and fees on loans were $327.5 million for 1995 compared to $248.7 million for 1994. The average balance of loans was $4.50 billion with an average yield of 7.29% for 1995 compared to an average balance of $3.58 billion with an average yield of 6.95% for 1994. The increase in average balance was primarily due to the origination of $1.06 billion of residential mortgage loans of which $808.8 million (principally discounted adjustable rate loans) were retained in Sovereign's loan portfolio. The increase in yield was the result of the upward repricing of discounted adjustable rate loans which Sovereign originated in 1994.

       Interest on investment and mortgage-backed securities available-for-sale was $10.1 million for 1995 compared to $6.2 million for 1994. The average balance of investment and mortgage-backed securities available-for-sale was $147.7 million with an average yield of 7.09% for 1995 compared to an average balance of $104.3 million with an average yield of 6.27% in 1994. The increase in average yield is the result of generally higher interest rates.

       Interest on investment and mortgage-backed securities held-to-maturity was $151.6 million for 1995 compared to $96.7 million for 1994. The average balance of investment and mortgage-backed securities held-to-maturity was $2.19 billion with an average yield of 6.92% for 1995 compared to an average balance of $1.55 billion with an average yield of 6.24% for 1994.

       Interest on interest-earning deposits was $3.8 million for 1995 compared to $2.5 million for 1994. The average balance of interest-earning deposits was $23.9 million with an average yield of 16.10% for 1995 compared to an average balance of $43.5 million with an average yield of 5.77% for 1994.

       Interest on total deposits was $210.3 million for 1995 compared to $121.8 million for 1994. The average balance of total deposits was $4.95 billion with an average cost of 4.25% for 1995 compared to an average balance of $3.58 billion with an average cost of 3.40% for 1994. The increase in average balance was primarily due to the Berkeley acquisition. The increase in the average cost of deposits was a result of a general rise in interest rates.

       Interest on total borrowings was $108.5 million for 1995 compared to $76.9 million for 1994. The average balance of total borrowings was $1.83 billion with an average cost of 5.92% for 1995 compared to an average balance of $1.59 billion with an average cost of 4.84% for 1994. The increase in average cost of borrowings is a result of the general rise in interest rates and the cost of the subordinated debentures issued during 1995.

       Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years ended
December 31, 1995, 1994 and 1993 (in thousands):

       Table 1: Spread Analysis

                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                                 1995                               1994
                                                    ---------------------------------------------------------------
                                                      AVERAGE                YIELD/    AVERAGE               YIELD/
                                                      BALANCE    INTEREST    RATE      BALANCE    INTEREST    RATE
                                                    ----------   --------   ------   ----------   --------   ------
Interest-earning assets:

Interest-earning deposits . . . . . . . . . . . .   $   23,868   $  3,843   16.10%   $   43,503   $  2,508    5.77%
Investment and mortgage-backed securities
  available-for-sale(1) . . . . . . . . . . . . .      147,658     10,118    7.09       104,296      6,188    6.27
Investment and mortgage-backed securities
  held-to-maturity(2)(3)  . . . . . . . . . . . .    2,191,395    151,620    6.92     1,549,999     96,729    6.24
Net loans(4)(5)   . . . . . . . . . . . . . . . .    4,496,756    327,450    7.29     3,581,685    248,716    6.95
                                                    ----------   --------   -----    ----------   --------    ----
Total interest-earning assets . . . . . . . . . .    6,859,677    493,031    7.19     5,279,483    354,141    6.72
Non-interest-earning assets . . . . . . . . . . .      366,931         --      --       250,836         --      --
                                                    ----------   --------   -----    ----------   --------    ----
  Total assets  . . . . . . . . . . . . . . . . .   $7,226,608    493,031    6.83    $5,530,319    354,141    6.41
                                                    ==========   --------   -----    ==========   --------    ----
Interest-bearing liabilities:

Deposits:
  Savings deposits  . . . . . . . . . . . . . . .   $2,017,194     53,059    2.63    $1,594,473     36,677    2.30
  Certificates  . . . . . . . . . . . . . . . . .    2,929,025    157,208    5.37     1,989,931     85,135    4.28
                                                    ----------   --------   -----    ----------   --------    ----
  Total deposits  . . . . . . . . . . . . . . . .    4,946,219    210,267    4.25     3,584,404    121,812    3.40
Total borrowings  . . . . . . . . . . . . . . . .    1,832,446    108,538    5.92     1,588,560     76,929    4.84
                                                    ----------   --------   -----    ----------   --------    ----
Total interest-bearing liabilities                   6,778,665    318,805    4.70     5,172,964    198,741    3.84
Non-interest-bearing liabilities                        70,630         --      --        75,694         --      --
                                                    ----------   --------   -----    ----------   --------    ----
  Total liabilities   . . . . . . . . . . . . . .    6,849,295    318,805    4.65     5,248,658    198,741    3.79
Stockholders' equity  . . . . . . . . . . . . . .      377,313         --      --       281,661         --      --
                                                    ----------   --------   -----    ----------   --------    ----
  Total liabilities and stockholders' equity  . .   $7,226,608    318,805    4.41    $5,530,319    198,741    3.59
                                                    ==========   --------   -----    ==========   --------    ----

Interest rate spread(6)   . . . . . . . . . . . .                            2.42%                            2.82%
                                                                            =====                             ====

Net interest income/net yield on total
  interest-earning assets(7)                                     $174,226    2.54%                 $155,400   2.96%
                                                                 ========   =====                  ========   ====
Ratio of interest-earning assets to interest-
  bearing liabilities . . . . . . . . . . . . . .                            1.01x                            1.02x
                                                                             =====                            ====

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                                 1993
                                                    ------------------------------
                                                      AVERAGE               YIELD/
                                                      BALANCE    INTEREST    RATE
                                                    ----------   --------   ------
Interest-earning assets:
Interest-earning deposits . . . .                   $   82,980   $  3,344   4.03%
Investment and
  mortgage-backed securities
  available-for-sale(1) . . . . .                           --         --     --
Investment and
  mortgage-backed securities
  held-to-maturity(2)(3)  . . . .                    1,530,073     92,534   6.06
Net loans(4)(5)   . . . . . . . .                    2,547,943    186,912   7.34
                                                    ----------   --------  -----
Total interest-earning assets   .                    4,160,996    282,790   6.80
Non-interest-earning assets . . .                      213,247         --     --
                                                    ----------   --------  -----
  Total assets  . . . . . . . . .                   $4,374,243    282,790   6.47
                                                    ==========   --------  -----

Interest-bearing liabilities:
Deposits:
  Savings deposits  . . . . . . .                   $1,388,795     38,368   2.76
  Certificates  . . . . . . . . .                    1,665,038     69,702   4.19
                                                    ----------   --------  -----
  Total deposits  . . . . . . . .                    3,053,833    108,070   3.54
Total borrowings  . . . . . . . .                    1,001,793     45,248   4.52
                                                    ----------   --------  -----
Total interest-bearing liabilities                   4,055,626    153,318   3.78
Non-interest-bearing liabilities                        77,447         --     --
                                                    ----------   --------  -----
  Total liabilities   . . . . . .                    4,133,073    153,318   3.71
Stockholders' equity  . . . . . .                      241,170         --     --
                                                    ----------   --------  -----
  Total liabilities and
    stockholders' equity  . . . .                   $4,374,243    153,318   3.51
                                                    ==========   --------  -----


Interest rate spread(6)   . . . .                                          2.96%
                                                                           ====

Net interest income/net yield on
total interest-earning assets(7)                                $129,472   3.11%
                                                                ========   ====
Ratio of interest-earning
  assets to interest-
  bearing liabilities . . . . . .                                          1.03x
                                                                           ====


(1)    The tax equivalent adjustments for the years ended
       December 31, 1995 and 1994 were $344,000 and $346,000,
       respectively, and are based on a tax rate of 38% in 1995 and 35% in 1994.

(2)    The tax equivalent adjustment for the year ended
       December 31, 1993 was $145,000 and is based on a tax rate of 35%, (none in 1994 or 1995).

(3) Amortization of fees of $52,000 pertaining to mortgage-backed securities is included in interest income for the year ended December 31, 1993, (none in 1994 or 1995).

(4) Amortization of net fees of $2,574,000, $476,000 and $4,491,000 for the years ended December 31, 1995, 1994 and 1993, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for resale.

(5)    The tax equivalent adjustments for the years ended
       December 31, 1995, 1994 and 1993, were $144,000, $150,000
       and $152,000, respectively, and are based on a tax rate of 38% in 1995 and 35% in 1994 and 1993.

(6) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.

(7) Represents tax equivalent net interest income divided by interest-earning assets.

       Table 2 presents, prior to any tax equivalent adjustments, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest income and interest expense attributable to the combined impact of both volume and rate has been allocated proportionately to the change due to volume and the change due to rate (in thousands):

       Table 2: Volume/Rate Analysis

                                                                         YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------
                                                        1995 VS. 1994                               1994 VS. 1993
                                                    INCREASE/(DECREASE)                           INCREASE/(DECREASE)
                                           -------------------------------------        --------------------------------------
                                            VOLUME         RATE           TOTAL          VOLUME          RATE           TOTAL
                                           -------      ---------       --------        --------       --------        -------
Interest-earning assets:
Interest-earning deposits . . . .          $  (449)      $  1,784       $  1,335        $ (8,809)      $  7,973        $  (836)
  Investment and mortgage-backed
    securities available-for-sale            2,863          1,067          3,930           6,188             --          6,188
  Investment and mortgage-backed
    securities held-to-maturity .           43,472         11,419         54,891           1,216          2,979          4,195
Net Loans(1)  . . . . . . . . . .           66,140         12,594         78,734          72,255        (10,451)        61,804
                                           =======       ========       --------        ========       ========       --------
Total interest-earning assets . .                                        138,890                                        71,351
                                                                        --------                                      --------
Interest-bearing liabilities:
  Deposits  . . . . . . . . . . .           53,273         35,182         88,455          18,169         (4,427)        13,742
  Borrowings  . . . . . . . . . .           12,885         18,724         31,609          28,205          3,476         31,681
                                           =======       ========       --------        ========       ========       --------
Total interest-bearing liabilities                                       120,064                                        45,423
                                                                        --------                                      --------
Net change in net interest income          $42,395       $(23,569)      $ 18,826        $ 32,183       $ (6,255)       $25,928
                                           =======       ========       ========        ========       ========       ========



(1)    Includes non-accrual loans and loans held for resale.

       Provision for Possible Loan Losses. The provision for possible loan losses was $1.0 million for 1995 compared to $4.1 million for 1994. This decreased provision was the result of improved asset quality. See "Credit Quality" for a detailed discussion of Sovereign's asset quality.

       During 1995, Sovereign charged-off (net of recoveries) $2.9 million of loans compared to $5.6 million during 1994. The decreased level of charge-offs is primarily due to $2.4 million of charge-offs in 1994 that did not recur in 1995. The
$2.4 million of charge-offs in 1994 were related to the disposition of $40.4 million of non-performing assets acquired in the Shadow Lawn acquisition. Sovereign also acquired a $485,000 allowance for possible loan losses in the Colonial acquisition.

       Table 3 presents the activity in the allowance for possible loan losses for the years indicated (in thousands):

       Table 3: Reconciliation of the Allowance for Possible Loan
Losses

                                                                                        DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                            1995           1994           1993           1992           1991
                                                          -------        -------         -------        -------        -------
Allowance, beginning of year  . . . . . . . . . . . .     $36,289        $33,099         $26,562        $13,198        $ 8,823
Charge-offs:
  Residential . . . . . . . . . . . . . . . . . . . .       2,679          2,563           1,077            905          2,216
  Commercial real estate  . . . . . . . . . . . . . .         498          2,932             292            618            133
  Commercial  . . . . . . . . . . . . . . . . . . . .          --             --               1          1,853            104
  Consumer (including home equity lines of credit)  .         403            933             894            740              5
                                                          -------        -------         -------        -------        -------
    Total charge-offs   . . . . . . . . . . . . . . .       3,580          6,428           2,264          4,116          2,458
                                                          -------        -------         -------        -------        -------
Recoveries:
  Residential   . . . . . . . . . . . . . . . . . . .         514            352               7             41             17
  Commercial real estate  . . . . . . . . . . . . . .         125             82              49             54              5
  Commercial  . . . . . . . . . . . . . . . . . . . .          --             75              45              3             12
  Consumer (including home equity lines of credit)  .          23            297               6             28              3
                                                          -------        -------         -------        -------        -------
    Total recoveries  . . . . . . . . . . . . . . . .         662            806             107            126             37
                                                          -------        -------         -------        -------        -------
Charge-offs, net of recoveries  . . . . . . . . . . .       2,918          5,622           2,157          3,990          2,421
Provision for possible loan losses  . . . . . . . . .       1,000          4,100           8,650         10,080          6,796
Acquired reserves and other additions . . . . . . . .         485          4,712              44          7,274             --
                                                          -------        -------         -------        -------        -------
Allowance, end of year  . . . . . . . . . . . . . . .     $34,856        $36,289         $33,099        $26,562        $13,198
                                                          =======        =======         =======        =======        =======

Charge-offs, net of recoveries to average loans . . .        .064%          .155%           .084%          .237%          .179%
                                                          =======        =======         =======        =======        =======



       Other Income. Total other income was $25.8 million for 1995 compared to $14.6 million for 1994.

       Other loan fees and service charges were $4.4 million for 1995 compared to $5.0 million for 1994. This decrease was primarily due to a decrease in Sovereign's servicing portfolio. At December 31, 1995, Sovereign serviced $4.04 billion of its own loans and $947.1 million of loans for others. This compares to $3.90 billion of its own loans and $1.11 billion of loans for others at December 31, 1994.

       Deposit fees were $9.4 million for 1995 compared to $5.8 million for 1994. This increase was primarily the result of the Berkeley acquisition and the full year effect of the Shadow
Lawn acquisition.

       The gain on loans and investment and mortgage-backed securities was $419,000 for 1995 compared to $494,000 for 1994.

       Mortgage banking gains were $6.1 million for 1995 compared to $1.5 million for 1994. The 1995 gain includes a $3.6 million gain recognized on the sale of $238.5 million of mortgage servicing rights. The 1994 gain includes a $1.1 million gain on the sale of servicing rights related to $111.4 million of residential mortgage loans.

       Miscellaneous income was $5.5 million for 1995 compared to $1.8 million for 1994. This increase includes a $2.6 million gain on the sale of $130.6 million of deposits sold during 1995.

       General and Administrative Expenses. Total general and administrative expenses were $100.3 million for 1995 compared to $84.4 million for 1994. The 19% increase in general and administrative expenses from 1994 to 1995 compares to a 31% increase in the average balance sheet over the same time period. The ratio of general and administrative expenses to average assets was 1.39% for 1995 compared to 1.53% for 1994. This decrease in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances without a corresponding increase in operating expenses.

       Other operating expenses were $12.8 million for 1995 compared to $6.6 million for 1994. Included in other operating expenses was amortization of goodwill and other intangible assets of $12.2 million for 1995 compared to $6.5 million for 1994.
This increase was primarily the result of the Berkeley acquisition and a full year of amortization of goodwill and core deposit intangibles resulting from the Shadow Lawn acquisition. Real estate owned ("REO") losses were $657,000 for 1995 compared to $91,000 for 1994.

       Income Tax Provision. The income tax provision was $29.5 million for 1995 compared to $28.5 million for 1994. The effective tax rate for 1995 was 34.4% compared to 38.0% for 1994.

FINANCIAL CONDITION

       Loan Portfolio. Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. Sovereign's focus on these products has resulted in 97.8% of Sovereign's total loan portfolio at December 31, 1995 being secured by residential real estate and $3.54 billion or 75.7% of the total loan portfolio being comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps, $426.1 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. Also, $295.7 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period. At December 31, 1995, Sovereign's total loan portfolio of $4.67 billion included $4.00 billion of first mortgage loans secured primarily by liens on owner occupied one-to-four family residential properties and $456.9 million of outstanding home equity loans ($293.1 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner occupied one-to-four family residential properties. At December 31, 1995, Sovereign's residential loan portfolio also included $75.2 million of multi-family loans.

       Table 4 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (in thousands):

       Table 4: Composition of Loan Portfolio

                                                                     AT DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                  1995                      1994                       1993
                                        -----------------------    -----------------------     ----------------------
                                          BALANCE       PERCENT     BALANCE       PERCENT       BALANCE      PERCENT
                                        ----------      -------    ----------     --------     ----------    --------
Residential real estate
  loans:  . . . . . . . . . . . . .     $3,998,048       85.53%    $3,710,150        85.27%    $2,434,520       84.01%
Real estate construction
  loans:
    Residential . . . . . . . . . .         38,151         .82         49,094         1.13         23,086         .80
    Residential development . . . .          1,676         .04          3,226          .08          3,205         .11
Multi-family loans  . . . . . . . .         75,218        1.61         95,216         2.19        117,257        4.04
Home equity loans . . . . . . . . .        456,922        9.77        413,037         9.49        270,471        9.33
                                        ----------      ------     ----------        -----      ---------      ------
  Total Residential
    Loans . . . . . . . . . . . . .      4,570,015       97.77      4,270,723        98.16      2,848,539       98.29
Commercial real estate
  loans . . . . . . . . . . . . . .         47,177        1.01         39,717          .91         18,259         .63
Commercial loans  . . . . . . . . .         15,831         .34          5,730          .13          8,351         .29
Consumer loans  . . . . . . . . . .         41,341         .88         34,728          .80         22,865         .79
                                        ----------      ------     ----------       ------     ----------      ------
  Total Loans . . . . . . . . . . .     $4,674,364      100.00%    $4,350,898       100.00%    $2,898,014      100.00%
                                        ==========      ======     ==========       ======     ==========      ======

Total Loans with:
  Fixed rates . . . . . . . . . . .     $1,134,542       24.27%    $1,097,469        25.22%      $905,320       31.24%
  Variable rates  . . . . . . . . .      3,539,822       75.73      3,253,429        74.78      1,992,694       68.76
                                        ----------      ------     ----------       ------     ----------      ------
    Total Loans . . . . . . . . . .     $4,674,364      100.00%    $4,350,898       100.00%    $2,898,014      100.00%
                                        ==========      ======     ==========       ======     ==========      ======

                                                          AT DECEMBER 31,
                                        -------------------------------------------------
                                                   1992                     1991
                                        ----------------------     ----------------------
                                           BALANCE     PERCENT       BALANCE      PERCENT
                                        ----------     -------     ----------     -------
Residential real estate
  loans:  . . . . . . . . . . . . .     $1,830,629       78.32%    $1,113,224       77.46%
Real estate construction
  loans:
    Residential . . . . . . . . . .         38,954        1.67         28,040        1.95
    Residential development . . . .          2,029         .09          2,522         .18
Multi-family loans  . . . . . . . .        125,443        5.37          6,748         .47
Home equity loans . . . . . . . . .        260,514       11.14        191,651       13.33
                                        ----------       -----     ----------       -----
  Total Residential
    Loans . . . . . . . . . . . . .      2,257,569       96.59      1,342,185       93.39
Commercial real estate
  loans . . . . . . . . . . . . . .         31,214        1.34         42,455        2.95
Commercial loans  . . . . . . . . .          7,565         .32          7,878         .55
Consumer loans  . . . . . . . . . .         41,034        1.75         44,729        3.11
                                        ----------       -----     ----------       -----
  Total Loans . . . . . . . . . . .     $2,337,382      100.00%    $1,437,247      100.00%
                                        ==========      ======     ==========      ======

Total Loans with:
  Fixed rates . . . . . . . . . . .     $  737,339       31.55%    $  420,151       29.23%
  Variable rates  . . . . . . . . .      1,600,043       68.45      1,017,096       70.77
                                         ---------      ------      ---------      ------
    Total Loans . . . . . . . . . .     $2,337,382      100.00%    $1,437,247      100.00%
                                        ==========      ======     ==========      ======

       Credit Quality. Since Sovereign's primary loan products are residential loans, Sovereign has instituted various controls specifically designed to improve the credit quality of residential loans. For instance, Sovereign utilizes underwriting standards which in some cases are more conservative than the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Sovereign maintains an independent Loan Review Department which each month reviews a statistical sampling of all new originations for sound underwriting practices and reviews and rates all mortgage loan requests in excess of $300,000 with a loan-to-value ratio in excess of 75% and all applications for home equity lines of credit of $100,000 and over with a loan-to-value ratio in excess of 70%, prior to submission of the loan for underwriting.
Results of these loan reviews are discussed at quarterly Loan Review meetings. Criticized loans and deficiencies in those loans are discussed and corrected.

       Sovereign also closely monitors delinquencies as a means of maintaining high asset quality. Collection efforts begin as early as 15 days after a loan payment is due. All borrowers whose loans are more than 30 days past due are contacted by a collection officer in an effort to correct the delinquency. Once a loan is more than 90 days past due, it is referred to the Asset Recovery and Liquidation Department and the process of liquidation begins. Sovereign monitors delinquency trends at 30, 60 and 90 days past due. These trends are discussed at the quarterly Loan Review and monthly Asset Review meetings, and with the Boards of Directors of Sovereign Bancorp and Sovereign Bank.

       At December 31, 1995, Sovereign's non-performing assets were $43.7 million compared to $40.5 million at December 31, 1994. Non-performing assets as a percentage of total assets were .54% at December 31, 1995 compared to .62% at December 31, 1994. At December 31, 1995, 84% of non-performing assets consisted of loans or REO related to one-to-four family residential real estate. Historically, losses on the disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. The remainder of Sovereign's non-performing assets consist principally of commercial, residential development and multi-family REO acquired in the Shadow Lawn acquisition. Non-performing assets at December 31, 1995, included $4.5 million of REO which is carried at lower of cost or estimated fair value minus estimated costs to sell. Sovereign places all loans
90 days or more delinquent (except loans guaranteed by the government) on non-performing status.

       Table 5 presents the composition of non-performing assets at the dates indicated (in thousands):

Table 5:  Non-performing Assets

                                                                                     AT DECEMBER 31,
                                                                    ------------------------------------------------
                                                                      1995      1994       1993      1992     1991
                                                                    -------   -------    -------   -------   -------
Non-accrual loans:
    Past due 90 or more days as to interest or principal:
         Residential  . . . . . . . . . . . . . . . . . . .         $33,580   $25,379    $20,740   $20,465   $14,327
         Other  . . . . . . . . . . . . . . . . . . . . . .           3,902     2,892      1,795       835       762
    Past due less than 90 days as to interest or principal:
         Residential  . . . . . . . . . . . . . . . . . . .             644     2,980      1,056        --        --
         Other  . . . . . . . . . . . . . . . . . . . . . .             739        --         --        --        81
                                                                    -------   -------    -------   -------   -------
Total non-accrual loans . . . . . . . . . . . . . . . . . .          38,865    31,251     23,591    21,300    15,170
Restructured loans  . . . . . . . . . . . . . . . . . . . .             296        99        372     1,183        30
                                                                    -------   -------    -------   -------   -------
Total non-performing loans  . . . . . . . . . . . . . . . .          39,161    31,350     23,963    22,483    15,200
Real estate owned:
    Residential   . . . . . . . . . . . . . . . . . . . . .           2,437     6,104      4,510     7,655    10,079
    Other   . . . . . . . . . . . . . . . . . . . . . . . .           2,076     3,087      8,306    12,247     1,148
                                                                    -------   -------    -------   -------   -------
Total real estate owned . . . . . . . . . . . . . . . . . .           4,513     9,191     12,816    19,902    11,227
                                                                    -------   -------    -------   -------   -------
Total non-performing assets . . . . . . . . . . . . . . . .          43,674    40,541     36,779    42,385    26,427
Past due 90 days or more as to interest or principal
    and accruing interest   . . . . . . . . . . . . . . . .              --        --         63        75       130
                                                                    -------   -------    -------   -------   -------
Non-performing assets and loans past due 90 days or more
    and accruing    . . . . . . . . . . . . . . . . . . . .         $43,674   $40,541    $36,842   $42,460   $26,557
                                                                    =======   =======    =======   =======   =======

Non-performing assets as a percentage of total assets . . .             .54%      .62%       .75%     1.15%     1.16%
Non-performing loans as a percentage of total loans . . . .             .83       .72        .81       .94      1.03
Non-performing assets as a percentage of total loans
    and real estate owned   . . . . . . . . . . . . . . . .             .92       .93       1.24      1.75      1.78
Allowance for possible loan losses as a percentage of total
    non-performing assets   . . . . . . . . . . . . . . . .           78.95     88.24      89.24     61.91     49.00
Allowance for possible loan losses as a percentage of total
    non-performing loans  . . . . . . . . . . . . . . . . .           88.05    114.11     136.97    116.72     85.18


       In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," that amends SFAS
No. 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan. Originally, SFAS No. 114 would have required creditors to apply one of two allowable methods. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain industry regulators. SFAS No. 118 also clarified SFAS No. 114's disclosure requirements. SFAS No. 114 and SFAS No. 118 were adopted by Sovereign beginning January 1, 1995. The effect of SFAS No. 114 and SFAS No. 118 on Sovereign was not significant.

       Potential problem loans (consisting of loans which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) were comprised of 17 loans which amounted to $5.7 million at December 31, 1995 and consisted principally of multi-family loans.

       At December 31, 1995, Sovereign serviced, with recourse, a total of $78.2 million of single-family residential loans.
Substantially all of this recourse servicing was acquired in the Jersey Shore acquisition. These are seasoned loans and historical loss experience has been minimal.

       The adequacy of Sovereign's allowance for possible loan losses is constantly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 1.32% at December 31, 1995, up slightly from 1994 delinquencies of 1.16% of total loans.

       These factors indicated to management that a provision for possible loan losses of $1.0 million was necessary to maintain the allowance for possible loan losses at a level which management conservatively estimates is necessary to absorb potential future losses in consideration of the factors noted above.

       Investment and Mortgage-backed Securities Available-For-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset liability management strategies.

       Table 6 presents the amortized cost and estimated fair value of investment and mortgage-backed securities available-for-sale at the dates indicated (in thousands):

       Table 6:  Investment and Mortgage-backed Securities
Available-for-Sale

                                                                   AT DECEMBER 31,
                                        ------------------------------------------------------------------
                                                1995                   1994                    1993
                                        --------------------    -------------------    -------------------
                                        AMORTIZED     FAIR      AMORTIZED     FAIR     AMORTIZED      FAIR
                                          COST       VALUE        COST       VALUE       COST        VALUE
                                        ---------    -----      ---------    -----     ---------     -----
Investment Securities:
  U.S. Treasury and government
    agency securities . . . . . . .     $150,242    $149,109    $    --     $    --     $   --      $   --
  Equity Securities . . . . . . . .      135,494     136,571     88,583      87,128         --          --
Mortgage-backed Securities: . . . .
  FHLMC . . . . . . . . . . . . . .      156,123     155,529         --          --         --          --
  FNMA  . . . . . . . . . . . . . .      136,861     138,445         --          --         --          --
  GNMA  . . . . . . . . . . . . . .       59,215      61,912         --          --         --          --
  Collateralized mortgage obligations    245,037     247,943         --          --         --          --
                                        --------    --------    -------     -------     ------      ------
Total investment and mortgage-backed
  securities available-for-sale . .     $882,972    $889,509    $88,583     $87,128     $   --      $   --
                                        ========    ========    =======     =======     ======      ======


       Investment and Mortgage-backed Securities Held-To-Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association ("GNMA"), the RTC and private issuers; and collateralized mortgage obligations.

       Table 7 presents the amortized cost and estimated fair value of investment and mortgage-backed securities held-to-maturity at the dates indicated (in thousands):

       Table 7: Investment and Mortgage-backed Securities
Held-To-Maturity

                                                                 AT DECEMBER 31,
                                      ----------------------------------------------------------------------
                                                1995                    1994                    1993
                                      -----------------------  ---------------------  ----------------------
                                        AMORTIZED     FAIR      AMORTIZED    FAIR      AMORTIZED     FAIR
                                           COST       VALUE        COST      VALUE        COST       VALUE
                                        ---------     -----     ---------    -----     ---------     -----
Investment Securities:
  U.S. Treasury and government
    agency securities . . . . . . .   $    4,993  $    5,030  $  159,353  $  146,695  $  125,077  $  125,021
  Corporate securities  . . . . . .        1,010       1,070       4,025       3,982      14,070      14,332
  Other securities  . . . . . . . .          482         482         420         416      81,754      82,930
Mortgage-backed Securities: . . . .
  FHLMC . . . . . . . . . . . . . .      168,713     169,169     336,556     310,446     190,076     192,459
  FNMA  . . . . . . . . . . . . . .      221,046     220,260     316,968     290,595     243,688     246,417
  GNMA  . . . . . . . . . . . . . .      170,064     176,532     237,308     234,578      47,783      50,043
  RTC . . . . . . . . . . . . . . .       28,954      24,498      33,976      28,749      44,744      44,757
  Private issues  . . . . . . . . .      284,640     282,636     272,833     252,341     361,826     361,346
  Collateralized mortgage obligations  1,197,310   1,207,679     455,401     433,341     580,286     579,565
                                      ----------  ----------  ----------  ----------  ----------  ----------
Total investment and mortgage-
  backed securities held-to-maturity  $2,077,212  $2,087,356  $1,816,840  $1,701,143  $1,689,304  $1,696,870
                                      ==========  ==========  ==========  ==========  ==========  ==========


       In January 1994, Sovereign adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, Sovereign adopted SFAS No. 115 and classified $1.29 billion of securities as held-to-maturity, $391.0 million of securities as available-for-sale and $6.5 million of securities as trading securities. The adoption of SFAS No. 115 resulted in an $836,000 increase to stockholders' equity accounted for as the cumulative effect of a change in accounting principle in 1994.

       On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". On
December 7, 1995, in accordance with provisions in that Special Report, Sovereign reclassified $750.2 million of securities from held-to-maturity to available-for-sale. This reclassification resulted in a $2.8 million unrealized gain which is included in Sovereign's stockholders' equity at December 31, 1995.

       Prior to the adoption of SFAS No. 115, management determined the appropriate classification of securities at the time of purchase. If Sovereign had the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they were classified as investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis were classified as available-for-sale and carried at the lower of cost or estimated fair value. Securities held for indefinite periods of time included securities that management intended to use as part of its asset/liability management strategy and that may have been sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

       Other Assets.  Other assets at December 31, 1995, were
$26.3 million compared to $46.2 million at December 31, 1994.

       Premises and equipment at December 31, 1995, was $57.0 million compared to $48.1 million at December 31, 1994.
The increase is primarily due to capital expenditures related to system conversions and the expansion of Sovereign's market.

       Goodwill and intangible assets at December 31, 1995, were $123.2 million compared to $64.6 million at December 31, 1994.
The increase is primarily related to the Berkeley acquisition in January 1995.

       Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

       Total deposits at December 31, 1995, were $5.04 billion compared to $4.03 billion at December 31, 1994. The increase was primarily the result of the acquisition of the Berkeley deposits which added $909.3 million of deposits.

       Table 8 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

       Table 8: Deposit Portfolio Composition

                                                                  AT DECEMBER 31,
                                      ---------------------------------------------------------------------
                                               1995                     1994                   1993
                                      ----------------------   ---------------------  ---------------------
                                                      % OF                    % OF                   % OF
         ACCOUNT TYPE                   BALANCE     DEPOSITS     BALANCE    DEPOSITS    BALANCE    DEPOSITS
         ------------                   -------     --------     -------    --------    -------    --------
Savings accounts  . . . . . . . . .   $  925,842     18.37%    $  925,667    22.98%   $  779,016     24.48%
NOW and money market accounts   . .    1,101,472     21.86        696,781    17.30       557,465     17.51
Demand deposit accounts   . . . . .      168,757      3.35        118,346     2.94       105,787      3.32
Retail certificates of deposit  . .    2,731,009     54.20      2,207,531    54.82     1,637,721     51.45
                                      ----------    ------     ----------   ------    ----------    ------
  Total retail deposits . . . . . .    4,927,080     97.78      3,948,325    98.04     3,079,989     96.76
Jumbo certificates of deposit . . .      112,063      2.22         78,794     1.96       103,118      3.24
                                      ----------    ------     ----------   ------    ----------    ------
  Total deposits  . . . . . . . . .   $5,039,143    100.00%    $4,027,119   100.00%   $3,183,107    100.00%
                                      ==========    ======     ==========   ======    ==========    ======


       Borrowings. Sovereign utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof.

       Total borrowings at December 31, 1995, were $2.53 billion of which $1.51 billion were short-term compared to total borrowings of $2.16 billion of which $1.72 billion were short-term at December 31, 1994.

       Table 9 presents information regarding borrowings at the dates indicated (in thousands):

         Table 9: Borrowings

                                                              AT DECEMBER 31,
                              -------------------------------------------------------------------------------
                                        1995                        1994                       1993
                              ------------------------   -------------------------   ------------------------
                                            WEIGHTED                    WEIGHTED                   WEIGHTED
                                BALANCE   AVERAGE RATE     BALANCE    AVERAGE RATE    BALANCE    AVERAGE RATE
                                -------   ------------     -------    ------------    -------    ------------
Securities sold under
  repurchase agreements . .   $  382,279      6.38%      $  608,810       5.72%      $  315,616      3.40%
FHLB advances . . . . . . .    1,979,551      5.75        1,434,081       5.25          929,106      4.39
Other borrowings  . . . . .      168,826      7.49          119,696       7.71          122,378      7.84
                              ----------     -----       ----------      -----       ----------     -----
  Total borrowings  . . . .   $2,530,656      5.96%      $2,162,587       5.52%      $1,367,100      4.47%
                              ==========     =====       ==========      =====       ==========     =====


       Of the above advances, $280.0 million have been effectively converted to fixed rate obligations through the use of interest rate swaps.

       Of the other borrowings, $50.0 million of subordinated debentures have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

       In addition, $996.0 million of borrowings have been protected from upward repricing through the use of interest rate caps.

       Stockholders' Equity. Total stockholders' equity at December 31, 1995, was $427.0 million compared to $303.9 million at December 31, 1994. The increase in stockholders' equity was primarily attributable to the retention of earnings of $56.4 million and the issuance of $100.0 million of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

       Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 12.80% for December 1995.

       Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. During 1995, Sovereign increased its deposit base and market share when it acquired the Berkeley offices. At December
31, 1995, Sovereign had $2.37 billion in unpledged investment and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities. The interest rate environment experienced in 1995 resulted in slower prepayments of mortgage-backed securities and loans than in prior years. Therefore, Sovereign obtained required funding in the form of borrowings and additional deposits.

       Cash and cash equivalents increased $8.4 million for 1995. Net cash provided by operating activities was $5.7 million for 1995. Net cash used by investing activities for 1995 was $1.33 billion consisting primarily of purchases of mortgage-backed securities which were classified as held-to-maturity. In the fourth quarter of 1995, $587.0 million of these mortgage-backed securities were transferred to the available-for-sale portfolio. The considerable flattening of the yield curve has diminished the market for originating adjustable rate mortgage loans. As a result, Sovereign has focused on the mortgage-backed security portfolio to provide earning assets.
Net cash provided by financing activities for 1995 was $1.33 billion which includes the assumption of $818.9 million of deposits from recent acquisitions net of sales, and proceeds from long-term borrowings of $905.5 million which was partially offset by a decrease in short-term borrowings due to Sovereign's effort to extend borrowings to manage its interest rate risk.

       The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires the OTS to prescribe uniformly applicable capital standards for all savings associations. These standards currently require institutions to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum leverage capital ratio of not less than 3% of tangible assets and not less than 4% of risk-adjusted assets and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. In all cases, these standards are to be no less stringent than the capital standards that are applicable to national banks. The OTS requires a minimum leverage capital requirement of 3% for associations rated composite 1 under the OTS MACRO rating system. For all other savings associations, the minimum leverage capital requirement will be 3% plus at least an additional 100 to 200 basis points.

       The OTS issued its final regulations on incorporating an interest rate risk component into its risk-based capital requirements. Under the regulation, savings associations which are deemed to have an "above normal" level of interest rate risk must deduct a portion of that risk from total capital for regulatory capital purposes. Implementation of this interest rate risk capital deduction has been delayed by the OTS until further notification.

       The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well capitalized or adequately capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

       At December 31, 1995, Sovereign Bank and Colonial Bank were classified as well capitalized and were in compliance with all capital requirements. The following table sets forth the capital ratios of Sovereign Bank, Colonial Bank and Sovereign Bancorp and the current regulatory requirements at December 31, 1995:


                                                        SOVEREIGN  COLONIAL  SOVEREIGN
                                                           BANK      BANK    BANCORP(1)  REQUIREMENT
                                                        ---------  --------  ----------  -----------
Tangible capital to tangible assets . . . . . . .           5.12%     6.26%       3.79%       1.50%
Leverage (core) capital to tangible assets  . . .           5.12      6.26        3.79        3.00
Leverage (core) capital to risk-adjusted assets .          11.80      9.23        8.53        4.00
Risk-based capital to risk-adjusted assets  . . .          12.64     10.38       14.27        8.00


(1)    OTS capital regulations do not apply to holding companies.
       These ratios are computed as if those regulations did apply to Sovereign Bancorp.

ASSET AND LIABILITY MANAGEMENT

       The objective of Sovereign's asset and liability management is to identify, measure and control its interest rate risk in order to produce consistent earnings that are not contingent upon favorable trends in interest rates. Sovereign manages its assets and liabilities to attain a stable net interest margin across a wide spectrum of interest rate environments. This is attained by monitoring the levels of interest rates, the relationships between the rates earned on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, off-balance sheet positions and the effect of all these factors on the estimated level of net interest income.

       There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative .29% at December 31, 1995.

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

       Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rates for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Treasury Constant Maturity, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign utilizes non-amortizing interest rate swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds.

       Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and interest rate floors are generally used to limit the exposure from the repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection.

       Due to competitive conditions, Sovereign originates fixed rate residential mortgages. It exchanges the majority of these loans with FHLMC, FNMA and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as means of hedging loans in the mortgage pipeline which are originated for resale.

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

       Table 10 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 1995, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands).

       Table 10: Gap Analysis

                                                                       2-3               3-5              OVER 5
                                                   1 YEAR             YEARS             YEARS             YEARS             TOTAL
                                                   ------             -----             -----             ------            -----
Interest-earning assets:
   Loans(1)   . . . . . . . . . . . . .       $ 2,680,622      $  1,400,761         $ 280,801        $  347,836       $ 4,710,020
                                                     7.78%             7.02%             7.51%             8.41%             7.46%
   Investment and mortgage-backed
     securities(2)(3)   . . . . . . . .         1,284,229         1,042,269           398,366           258,787         2,983,651
                                                     7.08%             6.48%             6.88%             6.94%             6.94%
                                              -----------      ------------         ---------        ----------       -----------
Total interest-earning assets . . . . .         3,964,851         2,443,030           679,167           606,623         7,693,671
                                                     7.56%             6.79%             7.14%             7.79%             7.26%
Non-interest-earning assets . . . . . .                --                --                --           384,616           384,616
                                              -----------      ------------         ---------        ----------       -----------
Total assets  . . . . . . . . . . . . .       $ 3,964,851      $  2,443,030         $ 679,167        $  991,239       $ 8,078,287
                                                     7.56%             6.79%             7.14%             4.76%             7.01%
Interest-bearing liabilities:
   Deposits(4)  . . . . . . . . . . .         $ 3,243,138      $    379,477         $ 723,052        $  693,476       $ 5,039,143
                                                     5.05%             4.94%             2.28%             2.15%             4.24%
   Borrowings   . . . . . . . . . . .           1,685,354           689,763            98,831            56,708         2,530,656
                                                     5.79%             5.95%             7.73%             9.32%             5.96%
                                              -----------      ------------         ---------        ----------       -----------
Total interest-bearing liabilities  . .         4,928,492         1,069,240           821,883           750,184         7,569,799
                                                     5.30%             5.59%             2.93%             2.69%             4.83%
Non-interest-bearing liabilities  . . .                --                --                --            81,463            81,463
Stockholders' equity  . . . . . . . . .                --                --                --           427,025           427,025
                                              -----------      ------------         ---------        ----------       -----------
Total liabilities and stockholders' equity    $ 4,928,492      $  1,069,240         $ 821,883        $1,258,672       $ 8,078,287
                                                     5.30%             5.59%             2.93%             1.60%             4.55%
                                              -----------      ------------         ---------        ----------       -----------
Excess assets (liabilities) before effect
   of off-balance sheet positions . . .       $  (963,641)     $  1,373,790         $(142,716)       $ (267,433)
                                              -----------      ------------         ---------        ----------
   To total assets  . . . . . . . . . .            (11.93)%           17.01%            (1.77)%           (3.31)%            2.46%
                                              ===========      ============         =========        ==========       ===========
Cumulative excess assets (liabilities)
   before effect of off-balance sheet
   positions  . . . . . . . . . . . .         $  (963,641)     $    410,149         $ 267,433        $       --
                                              ===========      ============         =========        ==========
     To total assets  . . . . . . . . .            (11.93)%            5.08%             3.31%

Effect of off-balance sheet positions on
     assets and liabilities   . . . . .       $   940,262      $ (1,276,000)        $ 254,948        $   80,790
                                              -----------      ------------         ---------        ----------
Excess assets (liabilities) after effect of
     off-balance sheet positions  . . .       $   (23,379)     $     97,790         $ 112,232        $ (186,643)
                                              ===========      ============         =========        ==========
     To total assets  . . . . . . . . .              (.29)%            1.21%             1.39%            (2.31)%

Cumulative excess assets (liabilities)
     after off-balance sheet positions        $   (23,379)     $     74,411         $ 186,643        $       --
                                              ===========      ============         =========        ==========
     To total assets  . . . . . . . . .              (.29)%             .92%             2.31%


(1) Loan balances include annual prepayment and repayment assumptions between 6% and 35% initially with gradual slowing thereafter. Loan balances are presented net of deferred loan fees and include loans held for resale and the allowance for loan losses.

(2) Mortgage-backed securities include annual prepayment and repayment assumptions between 6% and 30% initially with gradual slowing thereafter. Balances on these securities are presented net of deferred loan fees.

(3)    Includes interest-earning deposits.

(4) Savings, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 20%.

       Table 11 presents selected quarterly consolidated financial data (in thousands, except per share data):

       Table 11: Selected Quarterly Consolidated Financial Data

                                                                          THREE MONTHS ENDED
                                          --------------------------------------------------------------------------------------
                                          DEC. 31,    SEPT. 30,  JUNE 30,    MAR. 31,   DEC. 31,  SEPT. 30,   JUNE 30,  MAR. 31,
                                            1995        1995       1995        1995       1994      1994        1994      1994
                                            ----        ----       ----        ----       ----      ----        ----      ----
Total interest income . . . . . . .      $ 136,575   $ 128,827  $ 116,220   $ 111,409  $ 102,367   $ 94,366  $  80,715  $ 76,693
Total interest expense  . . . . . .         90,137      85,150     74,845      68,673     60,881     53,871     43,657    40,332
                                         ---------   ---------  ---------   ---------  ---------   --------  ---------  --------
Net interest income . . . . . . . .         46,438      43,677     41,375      42,736     41,486     40,495     37,058    36,361
Provision for possible loan
  losses  . . . . . . . . . . . . .            250         250        250         250        600        950      1,013     1,537
                                         ---------   ---------  ---------   ---------  ---------   --------  ---------  --------
Net interest income after
  provision   . . . . . . . . . . .         46,188      43,427     41,125      42,486     40,886     39,545     36,045    34,824
Other income  . . . . . . . . . . .          6,774       4,894      9,294       4,867      4,389      4,016      2,972     3,177
Other expenses  . . . . . . . . . .         28,940      26,447     28,929      28,792     26,744     23,137     20,579    20,529
                                         ---------   ---------  ---------   ---------  ---------   --------  ---------  --------
Income before income taxes  . . . .         24,022      21,874     21,490      18,561     18,531     20,424     18,438    17,472
Income tax provision  . . . . . . .          8,325       7,436      7,347       6,431      6,964      8,188      6,769     6,546
                                         ---------   ---------  ---------   ---------  ---------   --------  ---------  --------
Net income  . . . . . . . . . . . .      $  15,697   $  14,438  $  14,143   $  12,130  $  11,567   $ 12,236  $  11,669  $ 10,926
                                         =========   =========  =========   =========  =========   ========  =========  ========
Net income applicable to common
  stock . . . . . . . . . . . . . .      $  14,134   $  12,875  $  12,580   $  12,130  $  11,567   $ 12,236  $  11,669  $ 10,926
                                         =========   =========  =========   =========  =========   ========  =========  ========
Earnings per share:(1)  . . . . . .      $     .27   $     .24  $     .25   $     .24  $     .22   $    .24  $     .23  $    .21
Market Prices(1)
  High  . . . . . . . . . . . . . .         10 3/8      10 1/4     9 3/16     8 13/16     9 1/16    10 3/16    10 7/16        11
  Low   . . . . . . . . . . . . . .         9 3/16     8 15/16      7 5/8           7          7      8 3/4      8 3/4   7 13/16
Dividends per share(1)  . . . . . .          .0210       .0209      .0209       .0209      .0209      .0258      .0256     .0336


(1) All per share data have been adjusted to reflect all stock dividends and stock splits.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994 AND
1993

       Net Income. Net income for the year ended December 31, 1994, was $46.4 million, a 30% increase over $35.6 million for the year ended December 31, 1993. On a per share basis, net income rose to $.90 in 1994 from $.70 in 1993. Return on average assets was .84% for 1994, compared to .81% for 1993. Return on average equity for 1994 was 16.47% compared to 14.77% for 1993.

       The 1993 results presented above exclude a $4.8 million increase to net income from the adoption of SFAS No. 109.

       Net Interest Income. Net interest income was $155.4 million for 1994 compared to $129.5 million for 1993. The increase was primarily due to an increase in the size of the balance sheet resulting from the Shadow Lawn acquisition and strong loan growth.

       Interest and fees on loans were $248.7 million in 1994 compared to $186.9 million in 1993. Loans averaged $3.58 billion with an average yield of 6.95% in 1994 compared to $2.55 billion with an average yield of 7.34% in 1993. The increase in average balance was primarily due to the Shadow Lawn acquisition and the origination of $1.66 billion of residential mortgage loans of which $1.44 billion were retained in Sovereign's loan portfolio. The decrease in yield was the result of discounted rates during the initial term on newly originated adjustable rate loans somewhat offset by generally higher interest rates.

       Interest on investment and mortgage-backed securities available-for-sale was $6.2 million with an average yield of 6.27% for 1994. There were no investment and mortgage-backed securities classified as available-for-sale in 1993.

       Interest on investment and mortgage-backed securities held-to-maturity was $96.7 million for 1995 compared to $92.5 million for 1993. The average balance of investment and mortgage-backed securities held-to-maturity was $1.55 billion with an average yield of 6.24% for 1994 compared to an average balance of $1.53 billion with an average yield of 6.06% for 1993.

       Interest on deposits was $121.8 million for 1994 compared to $108.1 million for 1993. Average deposits were $3.58 billion for 1994 compared to $3.05 billion for 1993. The increase in average balance was primarily due to the Shadow Lawn acquisition. The average rate paid on deposits was 3.40% for 1994 compared to 3.54% for 1993. The decrease in the average cost of deposits was a result of a change in deposit composition toward lower cost transaction accounts.

       Interest on borrowings was $76.9 million for 1994 compared to $45.2 million for 1993. During 1994, average outstanding borrowings were $1.59 billion with a cost of 4.84% compared to $1.00 billion for 1993 with a cost of 4.52%. The increase in average balance is the result of the significant loan growth being funded principally by borrowings. The increase in average cost of borrowings is a result of the general rise in interest rates and the full year effect of the cost of subordinated debentures issued during 1993.

       Provision for Possible Loan Losses. The provision for possible loan losses for 1994 was $4.1 million compared to $8.7 million in 1993. This decreased provision was the result of improved asset quality.

       Other Income. Other income was $14.6 million for 1994 compared to $15.2 million for 1993.

       Mortgage banking gains were $1.5 million for 1994 compared to $2.4 million for 1993. During 1994, Sovereign recognized a gain of $1.1 million on the sale of servicing rights related to $111.4 million of residential mortgage loans.

       Other loan fees and service charges were $5.0 million for 1994 compared to $4.4 million for 1993. This increase was primarily due to an increase in Sovereign's servicing portfolio.

       Deposit fee income was $5.8 million for 1994 compared to $4.4 million for 1993. This increase was the result of the Shadow Lawn acquisition.

       General and Administrative Expenses. Total general and administrative expenses were $84.4 million for 1994 compared to $73.3 million for 1993. The 15% increase in general and administrative expenses from 1993 to 1994 compares to a 26% increase in the average balance sheet over the same time period.

       Other operating expenses were $6.6 million for 1994 compared to $4.1 million for 1993. Amortization of goodwill and other intangible assets was $6.5 million for 1994 compared to $3.5 million for 1993. This increase was primarily the result of the Shadow Lawn acquisition and a full year of amortization of core deposit intangible resulting from the Home Unity acquisition. Net REO losses were $91,000 for 1994 compared to $603,000 for 1993.

       Income Tax Provision. The income tax provision was $28.5 million for 1994 compared to $23.0 million for 1993. The effective tax rate for 1994 was 38.0% compared to 39.2% for 1993.

MARKET AND DIVIDEND INFORMATION

       Sovereign's common and preferred stock is traded and listed on the NASDAQ Stock market under the symbol "SVRN" and "SVRNP", respectively. Options on Sovereign common stock are traded on the Philadelphia Stock Exchange (PHLX) under the symbol "SVRN" or "SQV". At December 31, 1995, the total number of holders of record of Sovereign's common stock was 8,338.

       Holders of Sovereign's common stock are entitled to receive dividends when, as and if declared by Sovereign's Board of Directors, out of funds legally available therefor. The timing and amount of any future dividends will depend on earnings, capital requirements, federal and state laws, regulations and policies and other factors including the amounts of dividends payable to Sovereign by its subsidiaries. The current quarterly dividend is $.021 per share.

       Holders of Sovereign's preferred stock are entitled to receive, when and as declared by the Board of Directors, out of assets of the Corporation legally available for payment, cash dividends payable quarterly at the rate of 6-1/4% per annum. Dividends on the preferred stock, calculated as a percentage of the liquidation preference, are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sovereign Bancorp, Inc.

       We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 financial statements of Charter FSB Bancorp, Inc., a company acquired on November 1, 1994 as more fully described in Note 2, which statements reflect net income constituting 12% of the related 1993 consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Charter FSB Bancorp, Inc., is based solely on the report of other auditors.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

       In our opinion, based on our audits and, for 1993, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

       In 1995, the Company changed its method of accounting for mortgage servicing rights, as discussed in Note 1, to the consolidated financial statements. In 1994, the Company changed its method of accounting for investment and mortgage-backed securities, as discussed in Note 1 to the consolidated financial statements. In 1993, the Company changed its method of accounting for income taxes, as discussed in Note 13 to the consolidated financial statements.

/s/ ERNST & YOUNG LLP

January 17, 1996
Reading, Pennsylvania

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       AT DECEMBER 31,
                                                                                               --------------------------
                                                                                                    1995          1994
                                                                                               -----------    -----------
ASSETS
       Cash and amounts due from depository institutions    . . . . . . . . . . . .            $   130,841    $   110,270
       Interest-earning deposits  . . . . . . . . . . . . . . . . . . . . . . . . .                 16,930         29,131
       Loans held for resale (approximate fair value of $71,297 and $7,666
         at December 31, 1995 and 1994, respectively)   . . . . . . . . . . . . . .                 70,512          7,666
       Investment and mortgage-backed securities available-for-sale   . . . . . . .                889,509         87,128
       Investment and mortgage-backed securities held-to-maturity
         (approximate fair value of $2,087,356 and $1,701,143 at
         December 31, 1995 and 1994, respectively)    . . . . . . . . . . . . . . .              2,077,212      1,816,840
       Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              4,674,364      4,350,898
       Allowance for possible loan losses   . . . . . . . . . . . . . . . . . . . .                (34,856)       (36,289)
       Premises and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . .                 56,951         48,096
       Real estate owned  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,514          9,191
       Accrued interest receivable    . . . . . . . . . . . . . . . . . . . . . . .                 42,785         30,369
       Goodwill and other intangible assets   . . . . . . . . . . . . . . . . . . .                123,243         64,553
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 26,282         46,229
                                                                                                 ---------      ---------
           Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 8,078,287    $ 6,564,082
                                                                                               ===========    ===========
LIABILITIES
       Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 5,039,143    $ 4,027,119
       Borrowings
         Short-term . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,512,720      1,722,726
         Long-term  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,017,936        439,861
       Advance payments by borrowers for taxes and insurance    . . . . . . . . . .                 22,117         25,893
       Other liabilities    . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 59,346         44,583
                                                                                               -----------    -----------
           Total Liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .            $ 7,651,262    $ 6,260,182
                                                                                               ===========    ===========
STOCKHOLDERS' EQUITY
       Preferred stock; 7,500,000 shares authorized; 2,000,000 shares
         issued at December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .                 96,446             --
       Common stock; no par value; 100,000,000 shares authorized;
         48,438,944 shares issued at December 31, 1995
         and 45,566,971 shares issued at December 31, 1994  . . . . . . . . . . . .                248,875        224,958
       Unallocated Common stock held by ESOP at cost;
         2,974,346 shares at December 31, 1995  . . . . . . . . . . . . . . . . . .                (28,772)            --
       Unrecognized gain (loss) on investment and mortgage-backed securities
         available-for-sale, net of tax   . . . . . . . . . . . . . . . . . . . . .                  3,988           (887)
       Retained earnings    . . . . . . . . . . . . . . . . . . . . . . . . . . . .                106,488         79,829
                                                                                               -----------    -----------
         Total Stockholders' Equity   . . . . . . . . . . . . . . . . . . . . . . .                427,025        303,900
                                                                                               -----------    -----------
           Total Liabilities and Stockholders' Equity   . . . . . . . . . . . . . .            $ 8,078,287    $ 6,564,082
                                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                          ---------------------------------------
                                                                                              1995           1994         1993
                                                                                              ----           ----         ----
INTEREST INCOME:
    Interest and dividends on investment and mortgage-backed
         securities and other interest-earning deposits   . . . . . . . . . . . . .       $ 165,581      $ 105,425       $ 95,878
    Interest and fees on loans  . . . . . . . . . . . . . . . . . . . . . . . . . .         327,450        248,716        186,912
                                                                                          ---------      ---------       --------
              Total interest income   . . . . . . . . . . . . . . . . . . . . . . .         493,031        354,141        282,790
                                                                                          ---------      ---------       --------
INTEREST EXPENSE:
    Interest on deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         210,267        121,812        108,070
    Interest on borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         108,538         76,929         45,248
                                                                                          ---------      ---------       --------
              Total interest expense  . . . . . . . . . . . . . . . . . . . . . . .         318,805        198,741        153,318
                                                                                          ---------      ---------       --------
Net Interest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         174,226        155,400        129,472
Provision for possible loan losses  . . . . . . . . . . . . . . . . . . . . . . . .           1,000          4,100          8,650
                                                                                          ---------      ---------       --------
Net interest income after provision for possible loan losses  . . . . . . . . . . .         173,226        151,300        120,822
                                                                                          ---------      ---------       --------
OTHER INCOME:
    Other loan fees and service charges   . . . . . . . . . . . . . . . . . . . . .           4,445          5,018          4,431
    Deposit fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,427          5,755          4,364
    Gain on loans and investment and mortgage-backed securities   . . . . . . . . .             419            494          2,173
    Mortgage banking gains  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,079          1,486          2,367
    Miscellaneous income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,459          1,801          1,832
                                                                                          ---------      ---------       --------
              Total other income  . . . . . . . . . . . . . . . . . . . . . . . . .          25,829         14,554         15,167
                                                                                          ---------      ---------       --------
GENERAL AND ADMINISTRATIVE EXPENSES:
    Salaries and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . .          41,158         33,896         32,414
    Occupancy and equipment expenses  . . . . . . . . . . . . . . . . . . . . . . .          19,286         15,908         12,543
    Outside services  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,890          7,627          6,360
    Deposit insurance premiums  . . . . . . . . . . . . . . . . . . . . . . . . . .          10,423          7,627          6,444
    Advertising   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,602          4,013          3,356
    Other administrative expenses   . . . . . . . . . . . . . . . . . . . . . . . .          13,908         15,319         12,195
                                                                                          ---------      ---------       --------
              Total general and administrative expenses   . . . . . . . . . . . . .         100,267         84,390         73,312
                                                                                          ---------      ---------       --------
OTHER OPERATING EXPENSES:
    Amortization of goodwill and other intangible assets  . . . . . . . . . . . . .          12,184          6,508          3,462
    Real estate owned losses  . . . . . . . . . . . . . . . . . . . . . . . . . . .             657             91            603
                                                                                          ---------      ---------       --------
              Total other operating expenses  . . . . . . . . . . . . . . . . . . .          12,841          6,599          4,065
                                                                                          ---------      ---------       --------
Income before income taxes and cumulative effect of change in
    accounting principle  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          85,947         74,865         58,612
Income tax provision  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          29,539         28,467         22,998
                                                                                          ---------      ---------       --------
Income before cumulative effect of change in accounting principle . . . . . . . . .          56,408         46,398         35,614
Cumulative effect of change in accounting principle . . . . . . . . . . . . . . . .              --             --          4,800
                                                                                          ---------      ---------       --------
NET INCOME      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  56,408      $  46,398       $ 40,414
                                                                                          =========      =========       ========
NET INCOME APPLICABLE TO COMMON STOCK . . . . . . . . . . . . . . . . . . . . . . .       $  51,719      $  46,398       $ 40,414
                                                                                          =========      =========       ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:(1)
    Before cumulative effect of change in accounting principle  . . . . . . . . . .       $    1.00      $     .90       $    .70
                                                                                          =========      =========       ========
    After cumulative effect of change in accounting principle   . . . . . . . . . .       $    1.00      $     .90       $    .80
                                                                                          =========      =========       ========
DIVIDENDS PER COMMON SHARE(1) . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    .084      $    .106       $   .099
                                                                                          =========      =========       ========


(1) All per share data have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)


                                                 COMMON       PREFERRED
                                                 SHARES         SHARES        COMMON      PREFERRED     RETAINED       TREASURY
                                              OUTSTANDING    OUTSTANDING      STOCK         STOCK       EARNINGS         STOCK
                                              -----------    -----------     ---------     --------    ---------       --------
BALANCE, DECEMBER 31, 1992  . . . . . . .         40,682             --      $ 182,543     $     --    $  39,834       $ (1,958)

Net income  . . . . . . . . . . . . . . .             --             --             --           --       40,414             --
Exercise of stock options . . . . . . . .            403             --            727           --           --             --
Cash in lieu of fractional shares . . . .             (4)            --            (45)          --           --             --
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .            229             --          1,605           --           --             --
Dividends paid, $.0993 per share  . . . .             --             --             --           --       (4,570)            --
Other . . . . . . . . . . . . . . . . . .             47             --             56           --          515             --
                                              ----------     ----------      ---------     --------    ---------       --------
BALANCE, DECEMBER 31, 1993  . . . . . . .         41,357             --        184,886           --       76,193         (1,958)
                                              ----------     ----------      ---------     --------    ---------       --------
Net income  . . . . . . . . . . . . . . .             --             --             --           --       46,398             --
Exercise of stock options . . . . . . . .            552             --          1,318           --           --             --
Cash in lieu of fractional shares . . . .             (1)            --            (14)          --           --             --
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .            191             --          2,580           --           --             --
Stock Dividends . . . . . . . . . . . . .          3,468             --         38,135           --      (38,135)            --
Dividends paid, $.1059 per share  . . . .             --             --             --           --       (5,252)            --
Treasury stock retired  . . . . . . . . .             --             --         (1,958)          --           --          1,958
Unrecognized loss on investment
    and mortgage-backed securities
    available-for-sale, net of tax  . . .             --             --             --           --           --             --
Other . . . . . . . . . . . . . . . . . .             --             --             11           --          625             --
                                              ----------     ----------      ---------     --------    ---------       --------
BALANCE, DECEMBER 31, 1994  . . . . . . .         45,567             --        224,958           --       79,829             --
                                              ----------     ----------      ---------     --------    ---------       --------
Net Income  . . . . . . . . . . . . . . .             --             --             --           --       56,408             --
Exercise of stock options . . . . . . . .            377             --            840           --           --             --
Cash in lieu of fractional shares . . . .             --             --             (2)          --           --             --
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .            209             --          1,963           --           --             --
Stock dividends . . . . . . . . . . . . .          2,286             --         20,571           --      (20,571)            --
Dividends paid on common stock,
    $.0837 per share  . . . . . . . . . .             --             --             --           --       (3,945)            --
Preferred Stock offering  . . . . . . . .             --          2,000             --       96,446           --             --
Dividends paid on preferred stock,
    $2.34 per share   . . . . . . . . . .             --             --             --           --       (4,688)            --
Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax  . . .             --             --             --           --           --             --
Purchase of shares under Employee
    Stock Ownership Plan  . . . . . . . .         (3,131)            --             --           --           --             --
Allocation of shares under Employee
    Stock Ownership Plan  . . . . . . . .            157             --             --           --           --             --
    Other   . . . . . . . . . . . . . . .             --             --            545           --         (545)            --
                                              ----------     ----------      ---------     --------    ---------       --------
BALANCE, DECEMBER 31, 1995  . . . . . . .         45,465          2,000      $ 248,875     $ 96,446    $ 106,488             --
                                              ==========     ==========      =========     ========    =========       ========

                                                UNALLOCATED   UNRECOGNIZED
                                                  COMMON      LOSS/GAIN ON
                                                   STOCK       AVAILABLE-        TOTAL
                                                  HELD BY       FOR-SALE     STOCKHOLDERS'
                                                   ESOP         PORTFOLIO       EQUITY
                                                -----------    -----------    ------------
BALANCE, DECEMBER 31, 1992  . . . . . . .       $      --             --      $ 220,419

Net income  . . . . . . . . . . . . . . .              --             --         40,414
Exercise of stock options . . . . . . . .              --             --            727
Cash in lieu of fractional shares . . . .              --             --            (45)
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .              --             --          1,605
Dividends paid, $.0993 per share  . . . .              --             --         (4,570)
Other . . . . . . . . . . . . . . . . . .              --             --            571
                                                ---------        -------       --------
BALANCE, DECEMBER 31, 1993  . . . . . . .              --             --        259,121
                                                ---------        -------       --------
Net income  . . . . . . . . . . . . . . .              --             --         46,398
Exercise of stock options . . . . . . . .              --             --          1,318
Cash in lieu of fractional shares . . . .              --             --            (14)
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .              --             --          2,580
Stock Dividends . . . . . . . . . . . . .              --             --             --
Dividends paid, $.1059 per share  . . . .              --             --         (5,252)
Treasury stock retired  . . . . . . . . .              --             --             --
Unrecognized loss on investment
    and mortgage-backed securities
    available-for-sale, net of tax  . . .              --           (887)          (887)
Other . . . . . . . . . . . . . . . . . .              --             --            636
                                                ---------        -------       --------
BALANCE, DECEMBER 31, 1994  . . . . . . .              --           (887)       303,900
                                                ---------        -------       --------
Net Income  . . . . . . . . . . . . . . .              --             --         56,408
Exercise of stock options . . . . . . . .              --             --            840
Cash in lieu of fractional shares . . . .              --             --             (2)
Sale of stock under Dividend
    Reinvestment Plan and
    Employee Stock Purchase Plan  . . . .              --             --          1,963
Stock dividends . . . . . . . . . . . . .              --             --             --
Dividends paid on common stock,
    $.0837 per share  . . . . . . . . . .              --             --         (3,945)
Preferred Stock offering  . . . . . . . .              --             --         96,446
Dividends paid on preferred stock,
    $2.34 per share   . . . . . . . . . .              --             --         (4,688)
Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax  . . .              --          4,875          4,875
Purchase of shares under Employee
    Stock Ownership Plan  . . . . . . . .         (30,286)            --        (30,286)
Allocation of shares under Employee
    Stock Ownership Plan  . . . . . . . .           1,514             --          1,514
    Other   . . . . . . . . . . . . . . .              --             --             --
                                                ---------        -------       --------
BALANCE, DECEMBER 31, 1995  . . . . . . .       $ (28,772)       $ 3,988       $427,025
                                                =========        =======       ========


See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------------------
                                                                                              1995            1994          1993
                                                                                              ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   56,408    $    46,398   $    40,414
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for possible loan losses and deferred taxes   . . . . . . . . . . . .         5,269          9,837         8,452
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,154          4,873         4,144
        Amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,162           (533)        3,626
        Gain on loans, investment and mortgage-backed securities and real estate
            owned   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,538)        (1,504)       (1,570)
        Cumulative effect of change in accounting principle   . . . . . . . . . . . . .            --             --        (4,800)
        Net change in:
            Loans held for resale   . . . . . . . . . . . . . . . . . . . . . . . . . .       (62,846)        44,901         9,166
            Official checks and other liabilities   . . . . . . . . . . . . . . . . . .        14,647         (4,826)      (19,350)
            Accrued interest receivable and other assets  . . . . . . . . . . . . . . .       (15,586)       (79,698)      (11,858)
                                                                                           ----------    -----------   -----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . . . . .         5,670         19,448        28,224
                                                                                           ----------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of investment and mortgage-backed securities:
        Available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,393        750,441            --
        Held-to-maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             --        45,366
    Proceeds from repayments and maturities of investment and mortgage-backed securities:
        Available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          3,961            --
        Held-to-maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       335,313        333,412       650,792
    Purchases of investment and mortgage-backed securities:
        Available-for-sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (83,860)      (337,046)           --
        Held-to-maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,322,625)      (655,664)   (1,387,913)
    Proceeds from sales of loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,307          6,515        19,423
    Purchase of loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (305,794)       (72,808)      (49,075)
    Net change in loans other than purchases and sales  . . . . . . . . . . . . . . . .        (3,933)    (1,012,243)     (546,783)
    Proceeds from sales of premises and equipment   . . . . . . . . . . . . . . . . . .        10,729          2,060           115
    Purchases of premises and equipment   . . . . . . . . . . . . . . . . . . . . . . .       (18,551)        (4,820)       (5,726)
    Proceeds from sales of real estate owned  . . . . . . . . . . . . . . . . . . . . .         6,972         12,556         6,940
    Net cash received from business combinations  . . . . . . . . . . . . . . . . . . .         5,569         46,659            --
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         (4,395)       13,896
                                                                                           ----------    -----------   -----------
Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . . . . .    (1,331,480)      (931,372)   (1,252,965)
                                                                                           ----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Assumption of deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       818,913         13,687       233,703
    Net increase (decrease) in deposits   . . . . . . . . . . . . . . . . . . . . . . .        88,085        101,535       (15,473)
    Net increase (decrease) in short-term borrowings  . . . . . . . . . . . . . . . . .      (535,669)       731,231       229,175
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .       905,499         75,000       714,000
    Repayments of long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . .          (714)        (3,019)       (1,540)
    Net increase (decrease) in advance payments by borrowers for taxes and insurance  .        (3,776)         3,992        (3,700)
    Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . .         2,801          3,884         2,287
    Proceeds from issuance of preferred stock   . . . . . . . . . . . . . . . . . . . .        96,446             --            --
    Allocation of ESOP shares   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,514             --            --
    Advance to the ESOP   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (30,286)            --            --
    Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,633)        (5,252)       (4,570)
                                                                                           ----------    -----------   -----------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . .     1,334,180        921,058     1,153,882
                                                                                           ----------    -----------   -----------
Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .         8,370          9,134       (70,859)
Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . . . . . .       139,401        130,267       201,126
                                                                                           ----------    -----------   -----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . . . . . .    $  147,771    $   139,401   $   130,267
                                                                                           ==========    ===========   ===========
RECONCILIATION OF CASH AND CASH EQUIVALENTS TO CONSOLIDATED BALANCE SHEETS:
Cash and amounts due from depository institutions . . . . . . . . . . . . . . . . . . .    $  130,841    $   110,270   $    77,107
Interest-earning deposits and federal funds sold  . . . . . . . . . . . . . . . . . . .        16,930         29,131        53,160
                                                                                           ----------    -----------   -----------
                                                                                           $  147,771    $   139,401   $   130,267
                                                                                           ==========    ===========   ===========


SUPPLEMENTAL DISCLOSURES:

       Income tax payments totaled $20.6 million in 1995, $23.7 million in 1994 and $17.1 million in 1993. Interest payments totaled $303.6 million in 1995, $196.0 million in 1994 and $145.8 million in 1993. Noncash activity consisted of mortgage loan securitization of $200.9 million in 1995, $159.5 million in 1994 and $243.1 million in 1993; reclassification of long-term borrowings to short-term borrowings of $315.8 million in 1995, $159.5 million in 1994 and $190.0 million in 1993; and reclassification of mortgage loans to real estate owned of $4.5 million in 1995, $7.2 million in 1994 and $4.3 million in 1993.

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following is a description of the significant accounting policies of Sovereign Bancorp, Inc. and subsidiaries
("Sovereign"). Such accounting policies are in accordance with generally accepted accounting principles and have been followed on a consistent basis, except as separately noted herein.

       a. Principles of Consolidation -- The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries:
Sovereign Bank, FSB ("Sovereign Bank") and its wholly-owned subsidiaries, Colonial Bank for Savings, FSB ("Colonial Bank") and its wholly-owned subsidiary and Sovereign Investment Company. All material intercompany balances and transactions have been eliminated in consolidation.

       b. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       c. Per Share Information -- Earnings per share have been calculated based on the average common shares outstanding (including assumed conversion of preferred shares) for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless anti-dilutive. The number of shares used in the computation of fully diluted earnings per share for the years ended December 31, 1995, 1994, and 1993 were 56.6 million, 51.4 million and
50.9 million, respectively. All per share data have been restated to reflect the effect of the 5% stock dividends which were authorized on December 20, 1995 and February 22, 1995, with record dates of February 1, 1996 and March 31, 1995, respectively, the 10% stock dividend which was authorized on April 19, 1994, with a record date of April 29, 1994, the 20% stock splits which were authorized on October 19, 1993 and April 7, 1993, with record dates of November 15, 1993 and
April 30, 1993, respectively, the 5% stock dividend which was authorized on December 22, 1992, with a record date of January 5, 1993, the 20% stock split which was authorized on October 13, 1992, with a record date of November 2, 1992, the 10% stock dividends which were authorized on July 21, 1992, April 21, 1992, and January 21, 1992, with record dates of August 4, 1992,
April 30, 1992, and February 17, 1992, respectively, the 25% stock splits which were authorized on September 17, 1991, June 18, 1991, and April 16, 1991 with record dates of
September 30, 1991, June 30, 1991, and April 30, 1991,
respectively, the 20% stock dividend which was authorized on December 19, 1990, with a record date of January 31, 1991, and the 25% stock dividend which was authorized on October 17, 1989, with a record date of December 1, 1989.

       d. Interest-Earning Deposits -- Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank of Pittsburgh ("FHLB") and deposits with other financial institutions generally having maturities of three months or less.

       e. Investment and Mortgage-backed Securities -- Effective January 1, 1994, Sovereign adopted Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities that the company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Sovereign has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. In 1993 and prior periods, investment and mortgage-backed securities were intended to be held-to-maturity and were generally carried at cost, adjusted for amortization of premiums and accretion of discounts, because Sovereign had both the intent and ability to hold these securities to maturity or on a long-term basis. Marketable equity securities were carried at the lower of cost or estimated fair value on an aggregate basis. Trading securities were carried at fair value.

       f. Forward Commitments and Options -- Sovereign utilizes forward commitments and/or options to hedge interest rate risk associated with loans held for resale and/or, commitments to fund loans. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

       g. Mortgage Banking Activity -- Loans held for resale consist of residential mortgage loans and mortgage-backed securities originated or purchased by Sovereign. They are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated statements of operations. The fair value calculation includes consideration of all open positions, outstanding commitments and related fees paid. Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing net revenues as established by the federally sponsored secondary market makers. Resultant premiums are deferred and amortized over the estimated life of the related mortgages using the constant yield method.

       Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". SFAS No. 122 requires that management recognize as separate assets, rights to service mortgage loans for others, however these servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance. The adoption of SFAS
No. 122 will not have a material effect on Sovereign's operations.

       h. Allowance for Possible Loan Losses -- An allowance for possible loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

       i. Interest on Loans -- Interest on loans is credited to income as it is earned. Interest income is not recognized for those loans when interest is 90 days or more delinquent (unless government guaranteed) or sooner if management feels the possibility for receiving interest payments in the future is doubtful. When a loan is placed on non-accrual, all uncollected interest is reversed.

       j. Loan Fees, Discounts and Premiums -- Loan origination fees and certain direct loan origination costs are deferred and recognized as interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method, except in the case of certain discounted loans in which a portion of the net deferred fee may be amortized over the discount period. Discounts and premiums on loans purchased are amortized into income utilizing methods which approximate the level yield method.

       k. Premises and Equipment -- Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing both accelerated and straight-line methods.
Estimated useful lives are as follows:

Office buildings  . . . . . . . . . . . . . . .   15 to 50 years
Leasehold improvements  . . . . . . . . . . . .    5 to 10 years
Furniture, fixtures and equipment   . . . . . .    3 to 10 years
Automobiles   . . . . . . . . . . . . . . . . .          3 years

       Expenditures for maintenance and repairs are charged to expense as incurred.

       l. Real Estate Owned -- Real estate owned consists of properties acquired by or in lieu of foreclosure and properties that qualify for in-substance foreclosure. Real estate owned is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of real estate owned which occur after the initial transfer from the loan portfolio are recorded as other operating expenses. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

       m. Income Taxes -- Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109
"Accounting for Income Taxes".

       n. Interest Rate Exchange Agreements (Including Swaps, Caps, and Floors) -- Sovereign has entered into certain interest rate exchange agreements in connection with its asset/liability management program as hedges. Related fees are deferred and amortized on a straight line basis over the life of the interest rate exchange agreement. Net interest payments/receipts are accrued as an adjustment of interest expense/income on the hedged assets or liabilities. Gains or losses resulting from early termination of interest rate exchange agreements are deferred and amortized over the remaining term of the original exchange agreements. In the event the related asset/liability is disposed of, such deferred gains or losses are recognized as an adjustment to the respective gain or loss on disposition. Changes in the value of interest rate exchange agreements are not recorded in the financial statements because the interest rate exchange agreements are designated as hedges.

       o. General and Administrative Expenses -- General and administrative expenses are classified on a functional basis, except for salaries and employee benefits. Certain direct loan origination costs are deferred and are being amortized as a yield adjustment through net interest income (see note 1-j).

       p. Consolidated Statement of Cash Flows -- For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits, federal funds sold and securities purchased under resale agreements with an original maturity of three months or less.

       q. Reclassifications -- Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in these financial statements. These reclassifications have no effect on net income.

       r. Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign will adopt SFAS No. 121 in the first quarter of 1996, and based on current circumstances, Sovereign does not believe the effect of adoption will be material.

       s. Intangibles -- Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are being amortized on accelerated bases pursuant to core deposit studies and in accordance with SFAS No. 72
"Accounting for Certain Acquisitions of Banking or Thrift Institutions," over the estimated lives of the existing deposit relationships acquired, but not exceeding 15 years. Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Goodwill is being amortized using the straight line method over various periods not exceeding 20 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value.

(2) BUSINESS COMBINATIONS

       On November 17, 1995, Sovereign acquired two branch offices and related deposits of Berkeley Federal Bank & Trust, FSB
("Berkeley"). Sovereign assumed approximately $111.7 million of deposits for a premium of $5.5 million. Of this premium, $604,000 was recorded as a core deposit intangible and $4.9 million was recorded as goodwill. The balances of this core deposit intangible and goodwill at December 31, 1995 were $579,000 and $4.9 million, respectively.

       On November 15, 1995, Sovereign acquired Colonial State Bank ("Colonial") in a transaction accounted for as a purchase. Sovereign acquired $46.5 million of assets consisting principally of loans and investment securities. Sovereign also assumed approximately $42.0 million of deposit liabilities. Sovereign acquired Colonial in exchange for $6.3 million in cash. This transaction added goodwill of $3.3 million to Sovereign's balance sheet. The balance of the goodwill at December 31, 1995 was $3.3 million. Colonial will operate as a separate Banking subsidiary of Sovereign under the name Colonial Bank for Savings, FSB ("Colonial Bank").

       On November 10, 1995, Sovereign completed the sale of its Pottsville, Pennsylvania branch office with related deposits totalling $23.9 million to Northwest Savings Bank ("Northwest") and the sale of its English Village branch office in North Wales, Pennsylvania with related deposits of $12.4 million to Union National Bank & Trust Company ("Union National"). As a result of these transactions, Sovereign recognized a pre-tax gain of $1.1 million and reduced goodwill by $568,000, respectively.

       On April 21, 1995, Sovereign completed its sale of seven southern New Jersey offices with related deposits totalling $106.7 million to Collective Bancorp, Inc. ("Collective"). Six of these offices had previously been purchased from Berkeley as part of a transaction which occurred on January 1, 1995. In addition, Sovereign acquired $7.0 million of deposits from Collective's Wilmington, Delaware branch office. As a result of this transaction, Sovereign recognized a pre-tax gain of $1.5 million and reduced its existing core deposit intangible by approximately $6.0 million.

       On January 1, 1995, Sovereign acquired 23 branch offices located in New Jersey and Delaware with $909.3 million of deposit liabilities from Berkeley. In exchange for assuming the deposits of the Berkeley offices, Sovereign acquired principally cash and fixed assets, net of a deposit premium of $66.6 million which was recorded as $7.6 million of core deposit intangible and $59.0 million of goodwill. The balances of this core deposit intangible and goodwill at December 31, 1995 were $4.5 million and $52.0 million, respectively.

       On November 1, 1994, Sovereign acquired Charter FSB Bancorp, Inc. ("Charter"). Sovereign exchanged a total of 7.0 million new shares (7.7 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock for all of the outstanding shares of Charter common stock. The acquisition of Charter was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Charter for all periods presented. Charter's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the years ended
December 31, 1993 and 1992 include Charter's results of
operations for the twelve-month period ended September 30, 1993
and 1992, respectively.   Sovereign's consolidated results of
operations for the year ended December 31, 1994, include
Charter's results of operations for the twelve-month period ended December 31, 1994. A net increase to Sovereign's stockholders' equity of $636,000 has been made to reflect Charter's activity for the three-month period ended December 31, 1993. That activity consisted of proceeds from the exercise of stock options of $11,000, net income of $1.0 million and dividends paid of $397,000.

       On September 16, 1994, Sovereign acquired the Chadds Ford, Pennsylvania office and related deposits of Second National Federal Savings Association ("Second National") from the Resolution Trust Corporation ("RTC"), receiver for Second
National.   Sovereign assumed approximately $14.4 million of
deposits from the Chadds Ford office for a premium of $675,000 which was recorded as a core deposit intangible. The balance of this core deposit intangible was $472,000 at December 31, 1995.

       On August 5, 1994, Sovereign acquired Shadow Lawn Savings Bank ("Shadow Lawn") in a transaction accounted for as a purchase. Sovereign acquired $787.5 million of assets consisting principally of investment and mortgage-backed securities and
loans.   Sovereign also assumed approximately $730.6 million of
deposit liabilities. Sovereign acquired Shadow Lawn in exchange for an estimated purchase price of $78.4 million of cash. This transaction added a core deposit intangible of $13.0 million and goodwill of $26.7 million to Sovereign's balance sheet. The balances of this core deposit intangible and goodwill at December 31, 1995 were $9.4 million and $25.7 million, respectively.

       On November 5, 1993, Sovereign acquired Valley Federal Savings and Loan Association ("Valley Federal"). At
September 30, 1993, Valley Federal had total assets, deposits and stockholders' equity of $315.7 million, $256.4 million and $18.6 million, respectively. Sovereign exchanged a total of
2.9 million new shares (3.5 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock with a value of $32.3 million for all of the outstanding shares of Valley Federal common stock.

       The acquisition of Valley Federal was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Valley Federal for all periods presented. Valley Federal's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the year ended December 31, 1992 include Valley Federal's results of operations for the twelve-month period ended September 30, 1992. Sovereign's consolidated results of operations for the year ended
December 31, 1993 include Valley's Federal's results of operations for the twelve-month period ended December 31, 1993. A net increase to Sovereign's stockholders' equity of $571,000 has been made to reflect Valley Federal's activity for the three-month period ended December 31, 1992. That activity consisted of proceeds from the exercise of stock options of $56,000, net income of $603,000 and dividends paid of $88,000.

       On August 27, 1993, Sovereign assumed $252.3 million of deposit liabilities in exchange for $233.7 million in cash from the RTC as receiver for Home Unity Federal Savings and Loan Association ("Home Unity"). This transaction added a
$5.0 million core deposit intangible and $13.5 million of goodwill to Sovereign's balance sheet. The balances of this core deposit intangible and goodwill at December 31, 1995 were $2.4 million and $10.6 million, respectively.

       On January 15, 1993, Sovereign formally acquired Harmonia Bancorp, Inc. ("Harmonia") in a transaction accounted for as a purchase. Pursuant to Accounting Principles Board ("APB") Opinion No. 16, the Harmonia acquisition was accounted for as having been completed at the close of business on December
31, 1992 because control of Harmonia had been transferred to Sovereign as of that date. Sovereign acquired total assets of $621.0 million representing the historical amount of Harmonia's assets, purchase accounting adjustments and the elimination of intercompany accounts. The total assets acquired consisted principally of cash and interest-earning deposits, federal funds sold, investment and mortgage-backed securities, and performing loans. Sovereign assumed liabilities consisting principally of deposits. Sovereign acquired Harmonia in exchange for $19.6 million in cash and 9.6 million new shares (11.6 million shares as adjusted for all subsequent stock dividends) of Sovereign common stock which were issued at a value of $66.1 million. The transaction added a core deposit intangible of $2.1 million to Sovereign's balance sheet. The balance of this core deposit intangible at December 31, 1995 was $756,000. Since the Harmonia acquisition was accounted for at the close of business on December 31, 1992, Sovereign's consolidated balance sheet at December 31, 1992 includes Harmonia. Sovereign's consolidated results of operations include Harmonia's results of operations from January 1, 1993 and thereafter.

       On September 11, 1992, Sovereign acquired Jersey Shore Savings and Loan Association ("Jersey Shore") in a transaction accounted for as a purchase and supervised by the Office of Thrift Supervision ("OTS"). Sovereign acquired total assets of $505.4 million consisting principally of cash and interest-earning deposits, investment and mortgage-backed securities and performing loans. Sovereign assumed liabilities consisting principally of deposits. Sovereign paid one thousand dollars for Jersey Shore and the transaction added a $7.2 million core deposit intangible to Sovereign's balance sheet. The balance of this core deposit intangible at December 31, 1995 was $3.3 million. Jersey Shore's results of operations from September 11, 1992 and thereafter have been included in Sovereign's consolidated results of operations.

       On August 23, 1991, Sovereign assumed $153.6 million of deposit liabilities from the RTC as receiver for Nassau Federal Savings and Loan Association, Princeton, New Jersey. On September 6, 1991, Sovereign assumed $169.7 million of deposit liabilities from the RTC as receiver for United Savings and Loan Association of Trenton, F.A., Lawrenceville, New Jersey. In connection with these transactions, Sovereign received assets of $320.2 million consisting almost entirely of cash. These transactions added a $3.3 million core deposit intangible and $135,000 of goodwill to Sovereign's balance sheet. The balances of this core deposit intangible and goodwill at December 31, 1995 were $1.2 million and $96,000, respectively.

       The pre-merger results of operations for Sovereign and Charter (which was acquired pursuant to a transaction accounted for as a pooling-of-interests) were as follows (in thousands):


                                                                       SOVEREIGN              CHARTER            COMBINED
                                                                       ---------              -------            --------
Year ended December 31, 1993
Net interest income   . . . . . . . . . . . . . . . . . . .            $ 115,396              $14,076            $129,472
Provision for possible loan losses  . . . . . . . . . . . .                8,050                  600               8,650
Other income  . . . . . . . . . . . . . . . . . . . . . . .               14,456                  711              15,167
Non-interest expense  . . . . . . . . . . . . . . . . . . .               70,734                6,643              77,377
Income tax provision  . . . . . . . . . . . . . . . . . . .               20,470                2,528              22,998
Cumulative effect of change in accounting principle . . . .                4,800                   --               4,800
                                                                       ---------              -------            --------
Net income  . . . . . . . . . . . . . . . . . . . . . . . .            $  35,398              $ 5,016            $ 40,414
                                                                       =========              =======            ========


       Following are selected unaudited pro forma results of operations for 1995, 1994 and 1993 as if the Colonial, Shadow Lawn and Harmonia acquisitions (which were accounted for as purchases) had occurred at the beginning of 1993 (in thousands, except per share data):



                                                                              YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------
                                                                         1995          1994           1993
                                                                         ----          ----           ----
Total interest and non-interest income  . . . . . . . . . . . .       $ 522,160      $ 403,772     $ 358,638
Net interest income . . . . . . . . . . . . . . . . . . . . . .         176,016        171,531       154,828
Net income before cumulative effect of change in
    accounting principle    . . . . . . . . . . . . . . . . . .          56,602         47,313        39,783
Cumulative effect of change in accounting principle   . . . . .              --             --         6,892
Net income after cumulative effect of change in
    accounting principle    . . . . . . . . . . . . . . . . . .          56,602         47,313        46,675
Earnings per share:
    Before cumulative effect of change in accounting principle             1.00            .92           .78
    After cumulative effect of change in accounting principle              1.00            .92           .92

       On October 2, 1995, Sovereign executed an agreement to acquire West Jersey Bancshares, Inc. ("West Jersey"), a commercial bank headquartered in Fairfield, New Jersey. The transaction will be accounted for as a pooling-of-interests and is expected to close in the second quarter of 1996. Under the terms of the agreement, Sovereign would exchange $8.40 in Sovereign Common Stock (subject to adjustment) in exchange for each share of West Jersey Common Stock. The transaction is valued at approximately $17.2 million and Sovereign expects to issue about 1.6 million new shares.

       At December 31, 1995, West Jersey has assets, deposits and stockholders' equity of $101.6 million, $92.3 million and $8.5 million, respectively.

(3) RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY
INSTITUTIONS

       Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board.
The amounts of those reserve balances for the reserve computation periods which included December 31, 1995 and 1994 were $50.8 million and $34.8 million, respectively.

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES

       The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows (in thousands):


                                                                                AT DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                                1995                                         1994
                                     -----------------------------------------------  ---------------------------------------------
                                     AMORTIZED     UNREALIZED     UNREALIZED   FAIR   AMORTIZED   UNREALIZED    UNREALIZED     FAIR
                                        COST      APPRECIATION   DEPRECIATION  VALUE    COST     APPRECIATION  DEPRECIATION   VALUE
                                        ----      ------------   ------------  -----    ----     ------------  ------------   -----
INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:

Investment Securities:
   U.S. Treasury and
       government agency
       securities . . . . . . . .    $    4,993   $      37      $     --  $     5,030 $  159,353 $     17     $  12,675 $   146,695
   Corporate securities   . . . .         1,010          60            --        1,070      4,025       --            43       3,982
   Other securities   . . . . . .           482          --            --          482        420       --             4         416
Mortgage-backed Securities:
   FHLMC  . . . . . . . . . . . .       168,713       1,730         1,274      169,169    336,556      396        26,506     310,446
   FNMA   . . . . . . . . . . . .       221,046       1,240         2,026      220,260    316,968       17        26,390     290,595
   GNMA   . . . . . . . . . . . .       170,064       6,548            80      176,532    237,308      147         2,877     234,578
   RTC  . . . . . . . . . . . . .        28,954          --         4,456       24,498     33,976       --         5,227      28,749
   Private issues   . . . . . . .       284,640         622         2,626      282,636    272,833       10        20,502     252,341
   Collateralized mortgage
       obligations  . . . . . . .     1,197,310      10,556           187    1,207,679    455,401    6,801        28,861     433,341
                                     ----------   ---------      --------  ----------- ---------- --------     --------- -----------
Total investment and
   mortgage-backed securities
   held-to-maturity   . . . . . .    $2,077,212   $  20,793      $ 10,649  $ 2,087,356 $1,816,840 $  7,388     $ 123,085 $ 1,701,143
                                     ==========   =========      ========  =========== ========== ========     ========= ===========
INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE:

Investment Securities:
   U.S. Treasury and government
     agency securities  . . . . .    $  150,242    $    131      $  1,264  $   149,109 $       -- $     --     $      -- $        --
   Equity Securities  . . . . . .       135,494       1,166            89      136,571     88,583      366         1,821      87,128

Mortgage-backed Securities:
   FHLMC  . . . . . . . . . . . .       156,123         763         1,357      155,529         --       --            --          --
   FNMA   . . . . . . . . . . . .       136,861       2,241           657      138,445         --       --            --          --
   GNMA   . . . . . . . . . . . .        59,215       2,697            --       61,912         --       --            --          --
   Collateralized mortgage
       obligations  . . . . . . .       245,037       3,568           662      247,943         --       --            --          --
                                     ----------    --------      --------  ----------- ---------- --------     --------- -----------
Total investment and
   mortgage-backed securities
   available-for-sale   . . . . .    $  882,972    $ 10,566      $  4,029  $   889,509 $   88,583 $    366     $   1,821 $    87,128
                                     ==========    ========      ========  =========== ========== ========     ========= ===========


       The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1995 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):


                                                                                                   AMORTIZED             FAIR
                                                                                                     COST               VALUE
                                                                                                     ----               -----
INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY:
Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     5,192        $     5,194
Due after one year through five years . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,174             88,689
Due after five years through ten years  . . . . . . . . . . . . . . . . . . . . . . . . . .           39,180             39,622
Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,945,666          1,953,851
                                                                                                 -----------        -----------
Total investment and mortgage-backed securities held-to-maturity  . . . . . . . . . . . . .      $ 2,077,212        $ 2,087,356
                                                                                                 ===========        ===========


                                                                                                   AMORTIZED             FAIR
                                                                                                     COST               VALUE
                                                                                                     ----               -----
INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE:

Due in one year or less . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  12,001          $  11,934
Due after one year through five years . . . . . . . . . . . . . . . . . . . . . . . . . . .          198,728            196,895
Due after five years through ten years  . . . . . . . . . . . . . . . . . . . . . . . . . .          201,231            200,119
Due after ten years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          335,518            343,990
No stated Maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          135,494            136,571
                                                                                                   ---------          ---------
Total investment and mortgage-backed securities available-for-sale  . . . . . . . . . . . .        $ 882,972          $ 889,509
                                                                                                   =========          =========


       Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows (in thousands):


                                                  HELD-TO-MATURITY                        AVAILABLE-FOR-SALE
                                         -------------------------------       ---------------------------------------
                                              YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                         -------------------------------       ---------------------------------------
                                          1995        1994        1993           1995            1994           1993
                                          ----        ----        ----           ----            ----           ----
Proceeds from sales   . . . . . . . .   $   --     $    --      $ 45,366       $ 37,393       $ 750,441         $   --
                                        ======     =======      ========       ========       =========         ======
Gross realized gains  . . . . . . . .   $   --     $    --      $    231       $    326       $   2,377         $   --
Gross realized losses . . . . . . . .       --          --            16              7             840             --
                                        ------     -------      --------       --------       ---------         ------
Net realized gains  . . . . . . . . .   $   --     $    --      $    215       $    319       $   1,537         $   --
                                        ======     =======      ========       ========       =========         ======


       Included in investment securities held-to-maturity at December 31, 1993 was a portfolio of $6.5 million of marketable equity securities which was carried at fair value. Sovereign recognized a gain of $1.6 million for the year ended December 31, 1993 from appreciation of this portfolio.

       Investment and mortgage-backed securities with an estimated fair value of $578.3 million and $707.9 million were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 1995 and 1994, respectively.

       In May 1993, the FASB issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No.
115 requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, Sovereign adopted SFAS No. 115 and classified $1.29 billion of securities as held-to-maturity, $391.0 million of securities as available-for-sale and $6.5 million of securities as trading securities. The adoption of SFAS No. 115 resulted in an $836,000 increase to stockholders' equity accounted for as the cumulative effect of a change in accounting principle in 1994.

       On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". On
December 7, 1995, in accordance with provisions in that Special Report, Sovereign reclassified $750.2 million of securities from held-to-maturity to available-for-sale. This reclassification resulted in a $1.7 million unrealized gain, net of tax, which is included in Sovereign's stockholders' equity at December 31, 1995.

(5)  LOANS

       A summary of loans included in the consolidated balance sheets follows (in thousands):


                                                                                        AT DECEMBER 31,
                                                                                  ----------------------------
                                                                                      1995            1994
                                                                                      ----            ----
Residential real estate loans   . . . . . . . . . . . . . . . . . . . . . .       $ 3,998,048      $ 3,710,150
Real estate construction loans:
  Residential (net of loans in process of $23,365 and $33,095,
    respectively)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            38,151           49,094
  Residential development (net of loans in process of $736 and
    $1,382, respectively)   . . . . . . . . . . . . . . . . . . . . . . . .             1,676            3,226
  Multi-family loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .            75,218           95,216
  Home equity loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .           456,922          413,037
                                                                                  -----------      -----------
      Total Residential Loans . . . . . . . . . . . . . . . . . . . . . . .         4,570,015        4,270,723
Commercial real estate loans  . . . . . . . . . . . . . . . . . . . . . . .            47,177           39,717
Commercial loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,831            5,730
Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            41,341           34,728
                                                                                  -----------      -----------
      Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,674,364      $ 4,350,898
                                                                                  -----------      -----------
Total Loans with:
  Fixed rate  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,134,542      $ 1,097,469
  Adjustable rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,539,822        3,253,429
                                                                                  -----------      -----------
      Total Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,674,364      $ 4,350,898
                                                                                  ===========      ===========


       As a result of Sovereign's use of interest rate swaps, $426.1 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. Also, $295.7 million of intermediate variable rate mortgage loans
(loans with a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period.

       The majority of all loans are located in Sovereign's marketplace (eastern Pennsylvania, New Jersey and northern
Delaware). This is Sovereign's only significant geographic concentration.

       The total amount of loans being serviced for the benefit of others was $947.1 million and $1.11 billion at December 31, 1995 and 1994, respectively. During 1995, Sovereign recognized a gain of $3.6 million on the sale of servicing rights related to $238.5 million of residential mortgage loans. At December 31, 1995 and 1994, Sovereign had capitalized excess servicing assets of $2.3 million and $4.5 million, respectively and no purchased servicing assets.

       Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights". SFAS No.
122 requires that management recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance. The adoption of SFAS
No. 122 will not have a material effect on Sovereign's operations.

       The activity in the allowance for possible loan losses is as follows (in thousands):

                                                                                YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------
                                                                      1995             1994             1993
                                                                      ----             ----             ----
Balance, beginning of period  . . . . . . . . . . . . . . .         $ 36,289         $ 33,099         $ 26,562
Acquired reserves and other additions   . . . . . . . . . .              485            4,712               44
Provision for possible loan losses  . . . . . . . . . . . .            1,000            4,100            8,650
Charge-offs   . . . . . . . . . . . . . . . . . . . . . . .            3,580            6,428            2,264
Recoveries    . . . . . . . . . . . . . . . . . . . . . . .              662              806              107
                                                                    --------         --------         --------
Balance, end of period  . . . . . . . . . . . . . . . . . .         $ 34,856         $ 36,289         $ 33,099
                                                                    ========         ========         ========


       In May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures", that amends SFAS
No. 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan. Originally, SFAS
No. 114 would have required creditors to apply one of two allowable methods. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain industry regulators. SFAS No. 118 also clarified SFAS No. 114's disclosure requirements. SFAS No. 114 and SFAS No. 118 were adopted by Sovereign beginning January 1, 1995. The effect of SFAS No. 114 and SFAS No. 118 on Sovereign was not significant.

(6) PREMISES AND EQUIPMENT

       A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                                                                     AT DECEMBER 31,
                                                                                               ---------------------------
                                                                                                    1995          1994
                                                                                                    ----          ----
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 10,067      $  9,934
Office buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,133        36,697
Furniture, fixtures, and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,681        36,995
Leasehold improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,937         3,161
Automobiles   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            914           758
                                                                                                  --------      --------
                                                                                                   100,732        87,545
Less accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (43,781)      (39,449)
                                                                                                  --------      --------
                                                                                                  $ 56,951      $ 48,096
                                                                                                  ========      ========


       Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1995, are summarized as follows (in thousands):

               1996                                     $  2,340
               1997                                        1,733
               1998                                        1,496
               1999                                          995
               2000                                          756
               Thereafter                                  3,473
                                                        --------
                                                        $ 10,793
                                                        ========


       Total rental expense for all leases for the years ended
December 31, 1995, 1994 and 1993 was $2.7 million, $2.1 million, and $1.6 million, respectively.

(7) ACCRUED INTEREST RECEIVABLE

       Accrued interest receivable is summarized as follows (in thousands):

                                                                                            AT DECEMBER 31,
                                                                                    ---------------------------
                                                                                     1995                1994
                                                                                     ----                ----
Accrued interest receivable on:
Investment and mortgage-backed securities . . . . . . . . . . . . . . . . .         $ 17,106           $ 10,721
Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,679             19,648
                                                                                    --------           --------
                                                                                    $ 42,785           $ 30,369
                                                                                    ========           ========


       Accrued interest receivable is stated net of an allowance for potentially uncollected interest (for loans on non-accrual and for loans that have been restructured). If these non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31,1995, 1994 and 1993 would have increased by approximately $2.5 million, $1.7 million and $2.3 million, respectively. Interest income which was recorded on these loans for the years ended
December 31, 1995, 1994 and 1993 was $1.1 million, $1.1 million and $545,000, respectively.

(8) DEPOSITS

       Deposits are summarized as follows (in thousands):

                                                                                          AT DECEMBER 31,
                                                ------------------------------------------------------------------------------------
                                                                   1995                                         1994
                                                -----------------------------------------    ---------------------------------------
                                                                              WEIGHTED                                    WEIGHTED
            TYPE OF ACCOUNT                        BALANCE      PERCENT     AVERAGE RATE        BALANCE      PERCENT    AVERAGE RATE
            ---------------                        -------      -------     ------------        -------      -------    ------------
Retail certificates   . . . . . . . . . .        $ 2,731,009         54%            5.48%     $ 2,207,531        55%           4.75%
Jumbo certificates  . . . . . . . . . . .            112,063          2             5.70           78,794         2            4.86
Savings accounts  . . . . . . . . . . . .            925,842         19             2.31          925,667        23            2.34
Demand deposit accounts . . . . . . . . .            168,757          3               --          118,346         3              --
NOW accounts  . . . . . . . . . . . . . .            380,475          8             1.26          308,202         8            1.82
Money market accounts . . . . . . . . . .            720,997         14             4.36          388,579         9            2.44
                                                 -----------        ---             ----      -----------       ---            -----
                                                 $ 5,039,143        100%            4.24%     $ 4,027,119       100%           3.61%
                                                 ===========        ===             ====      ===========       ===            =====


       While certificate accounts frequently are renewed at maturity rather than paid out, they were scheduled to mature contractually at December 31, 1995 as follows (in thousands):


                                      WITHIN       SIX MOS. -   ONE -         THREE -      FIVE -         OVER
                                     SIX MOS.       ONE YR.   THREE YRS.     FIVE YRS.    TEN YRS.       TEN YRS.     TOTAL
                                   -----------     ---------- ----------     ---------    --------       --------     -----
Certificate accounts
  by rate:
2.001 -- 4.000% . . . . . . . .    $    75,982      $  9,532   $  2,279       $   948      $  241         $   13   $   88,995
4.001 -- 6.000% . . . . . . . .        933,899       740,019    312,146        51,496       5,202             80    2,042,832
6.001 -- 8.000% . . . . . . . .        552,435        36,087     42,187        24,039      32,792          3,403      690,943
8.001 -- 10.000%  . . . . . . .          5,990         1,146      4,706         2,914         741            747       16,244
Above 10.000% . . . . . . . . .            347           690        483           832       1,706             --        4,058
                                   -----------      --------   --------       -------     -------         ------   ----------
Total certificate
   accounts . . . . . . . . . .    $ 1,568,643      $787,474   $361,801       $80,229     $40,682         $4,243   $2,843,072
                                   ===========      ========   ========       =======     =======         ======   ==========


       Interest expense on deposits is summarized as follows (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------
                                                                               1995             1994             1993
                                                                               ----             ----             ----
Certificates of deposit   . . . . . . . . . . . . . . . . . . . .           $ 157,208        $  85,135         $ 69,702
Savings accounts  . . . . . . . . . . . . . . . . . . . . . . . .              23,158           24,267           24,209
NOW and money market accounts . . . . . . . . . . . . . . . . . .              29,901           12,410           14,159
                                                                            ---------        ---------         --------
                                                                            $ 210,267        $ 121,812         $108,070
                                                                            =========        =========         ========


       Sovereign Bank is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") and pays insurance fees equal to $.23 per $100.00 (23 basis points) of insured deposits annually, the lowest rate permitted. The average SAIF premium is 24 basis points. Colonial Bank is insured by the Bank Insurance Fund ("BIF") of the FDIC. During recent years, the FDIC's BIF, which insures commercial banks and certain savings banks, has also charged an average premium to its members of 24 basis points, and a minimum assessment of 23 basis points.

       Effective September 30, 1995, the average BIF premium was reduced from 24 basis points to 4.4 basis points, with the minimum assessment being reduced from 23 basis points to 4 basis points. Subsequently, the minimum BIF assessment was reduced to 0 basis points effective January 1, 1996, subject to the minimum FDIC annual assessment of $1,000. The average and minimum SAIF premiums remain at 24 and 23 basis points, respectively, until the SAIF reserves reach $1.25 per $100.00 in insured deposits.

       In order to accelerate the recapitalization of the SAIF, it has been proposed that SAIF-insured institutions such as Sovereign Bank be assessed a one-time charge of between 85 and 90 basis points of their insured deposits as of March 31, 1995.
If enacted, this assessment would result in a pre-tax charge to Sovereign Bank's earnings of approximately $36.0 million to $38.1 million. This charge would have a significant negative impact on earnings in the period enacted. In accordance with FASB guidance on this specific issue, no liability or charge for this assessment is included in the 1995 audited financial statements.

       While it cannot be determined at this time what the outcome of these events and proposals will be, Sovereign Bank has been placed at a significant competitive disadvantage which will remain until the BIF and SAIF insurance premiums are again made equal.

(9) SHORT-TERM AND LONG-TERM BORROWINGS

       Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):


                                                                                                     AT DECEMBER 31,
                                                                                            ---------------------------
                                                                                                 1995             1994
                                                                                                 ----             ----
Securities sold under repurchase agreements . . . . . . . . . . . . . . . . . . . .         $   382,279      $   608,810
Federal Home Loan Bank advances . . . . . . . . . . . . . . . . . . . . . . . . . .           1,128,886        1,113,916
Amortizing loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,555               --
                                                                                            -----------      -----------
Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,512,720      $ 1,722,726
                                                                                            ===========      ===========


       Included in short-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of mortgage-backed securities which had a book value of $387.2 million and $335.3 million and a market value of $392.6 million and $321.7 million at December 31, 1995 and 1994, respectively.

       At December 31, 1995, short-term borrowings include an 11.60% amortizing loan with principal of $714,000 which is collateralized by 15% of the outstanding shares of common stock of Sovereign Bank (all of the outstanding shares of Sovereign Bank are owned by Sovereign Bancorp).

       Qualifying repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to resell to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primary broker/dealers reporting to the Federal Reserve Bank of New York. The following table summarizes information regarding securities sold under repurchase agreements (in thousands):

Securities Sold Under Repurchase Agreements

                                                                                             DECEMBER 31,
                                                                            ------------------------------------------
                                                                              1995             1994             1993
                                                                              ----             ----             ----
Balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 382,279        $ 608,810        $ 315,616
Weighted average interest rate  . . . . . . . . . . . . . . . . .                6.38%            5.72%            3.40%
Maximum amount outstanding at any month-end
  during the period . . . . . . . . . . . . . . . . . . . . . . .           $ 630,077        $ 608,810        $ 315,616
Average amount outstanding during the period  . . . . . . . . . .           $ 477,195        $ 427,509        $ 140,968
Weighted average interest rate during the period  . . . . . . . .                6.01%            4.49%            3.61%


       The following table summarizes information regarding short-term FHLB advances (in thousands):

Federal Home Loan Bank Advances

                                                                                         DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             1995             1994              1993
                                                                             ----             ----              ----
Balance . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 1,128,886      $ 1,113,916        $ 314,941
Weighted average interest rate  . . . . . . . . . . . . . . . . .                5.65%            5.33%            4.16%
Maximum amount outstanding at any month-end
  during the period . . . . . . . . . . . . . . . . . . . . . . .         $ 1,128,886      $ 1,113,916        $ 434,901
Average amount outstanding during the period  . . . . . . . . . .         $   792,450      $   616,869        $ 350,866
Weighted average interest rate during the period  . . . . . . . .                5.54%            4.57%            3.94%


       Long-term Borrowings. Long-term FHLB advances had weighted average interest rates of 5.88% and 4.96% at December 31, 1995 and 1994, respectively. Long-term borrowings are as follows (in thousands):

                                                                                              AT DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1995             1994
                                                                                         ----             ----
FHLB advances, maturing January 1997 to May 1998  . . . . . . . . . . . . . .        $   850,665        $ 320,165
Amortizing loan at 11.60%, maturing March 1996  . . . . . . . . . . . . . . .                 --            2,143
6.75% subordinated debentures, due 2000 . . . . . . . . . . . . . . . . . . .             98,851           49,359
8.50% subordinated debentures, due 2002 . . . . . . . . . . . . . . . . . . .             19,471           19,392
8.00% subordinated debentures, due 2003 . . . . . . . . . . . . . . . . . . .             48,949           48,802
                                                                                     -----------        ---------
                                                                                     $ 1,017,936        $ 439,861
                                                                                     ===========        =========


       The 6.75% debentures are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures have, through the use of an interest rate swap, been effectively converted from a fixed rate obligation to a variable rate obligation tied to the 3-month LIBOR plus 140.5 basis points. The 8.50% debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part at any time on or after September 15, 1999. The 8.00% debentures are non-amortizing and are not redeemable prior to maturity.

(10) STOCKHOLDERS' EQUITY

       In conformity with the OTS regulations, a "liquidation account" was established for Sovereign Bank and acquired banks at the time of their conversion to the stock form of ownership. In the unlikely event of a complete liquidation of Sovereign Bank, holders of savings accounts with qualifying deposits, who continue to maintain their savings accounts, would be entitled to a distribution from the "liquidation account" in an amount equal to their then current adjusted savings account balance before any liquidation distribution could be made with respect to capital stock. The balance in the "liquidation account" was $11.1 million at December 31, 1995, for Sovereign Bank. This amount may not be utilized for the payment of cash dividends to the holding company.

       The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the OTS to have minimum regulatory tangible capital equal to 1.5% of total tangible assets, a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Sovereign Bank was in compliance with all of these capital requirements as of December 31, 1995. The following schedule summarizes the actual capital balances of Sovereign Bank and Colonial Bank at December 31, 1995 (in thousands):


                                                                                                                RISK-BASED
                                                                                        LEVERAGE CAPITAL TO     CAPITAL TO
                                             TANGIBLE CAPITAL TO   LEVERAGE CAPITAL TO     RISK-ADJUSTED      RISK-ADJUSTED
SOVEREIGN BANK                                 TANGIBLE ASSETS       TANGIBLE ASSETS          ASSETS             ASSETS
--------------                               -------------------   -------------------  --------------------  -------------
Regulatory capital  . . . . . . . . . . . . .     $ 404,470              $ 404,470         $ 404,470           $433,211
Minimum capital requirement . . . . . . . . .       118,586                237,172           137,075            274,151
                                                  ---------              ---------         ---------           --------
   Excess . . . . . . . . . . . . . . . . . .     $ 285,884              $ 167,298         $ 267,395           $159,060
                                                  =========              =========         =========           ========
Capital ratio . . . . . . . . . . . . . . . .          5.12%                  5.12%            11.80%             12.64%

COLONIAL BANK
-------------
Regulatory capital  . . . . . . . . . . . . .     $   2,855              $   2,855         $   2,855           $  3,210
Minimum capital requirement . . . . . . . . .           684                  1,369             1,237              2,474
                                                  ---------              ---------         ---------           --------
   Excess . . . . . . . . . . . . . . . . . .     $   2,171              $   1,486         $   1,618           $    736
                                                  =========              =========         =========           ========
Capital ratio . . . . . . . . . . . . . . . .          6.26%                  6.26%             9.23%             10.38%


       OTS capital regulations do not apply to holding companies.
The following schedule summarizes actual capital balances of Sovereign Bancorp as if those regulations did apply to Sovereign
Bancorp (in thousands):


                                                                                                                 RISK-BASED
                                                                                         LEVERAGE CAPITAL TO     CAPITAL TO
                                             TANGIBLE CAPITAL TO   LEVERAGE CAPITAL TO      RISK-ADJUSTED      RISK-ADJUSTED
SOVEREIGN BANCORP                              TANGIBLE ASSETS      TANGIBLE ASSETS            ASSETS             ASSETS
-----------------                            -------------------   -------------------   -------------------   -------------
Regulatory capital  . . . . . . . . . . . . .      $295,397               $295,397          $295,397           $494,493
Minimum capital requirement . . . . . . . . .       116,989                233,979           138,600            277,200
                                                   --------               --------          --------           --------
Excess  . . . . . . . . . . . . . . . . . . .      $178,408               $ 61,418          $156,797           $217,293
                                                   ========               ========          ========           ========
Capital ratio . . . . . . . . . . . . . . . .          3.79%                  3.79%             8.53%             14.27%


       The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well capitalized, adequately capitalized, under capitalized, significantly under capitalized and critically under capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well capitalized or adequately capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1995, Sovereign Bank was classified as well capitalized.

       For income tax return purposes, Sovereign Bank is permitted a special bad debt deduction limited generally to a percentage of otherwise taxable income and subject to certain limitations based on aggregate loans and savings account balances at the end of the year. If these reserves, created from taxable deductions, are subsequently used for purposes other than to absorb loan losses, the amount used will be subject to federal income tax at the then prevailing corporate tax rate. It is not contemplated that the accumulated reserves will be used in a manner that will create income tax liabilities. Retained earnings at December 31, 1995 includes $47.9 million representing such bad debt deduction reserves, for which no provision for federal income taxes has been made.

       Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 1995, purchases of common stock with reinvested dividends are made at a 5% discount from current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

       Sovereign maintains a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders from attempts to acquire control of Sovereign at an inadequate price. Under the Rights Plan, Sovereign distributed a dividend of one right to purchase a unit of preferred stock on each outstanding share of Sovereign's common stock. The rights are not currently exercisable or transferable and no separate certificates evidencing such rights will be distributed, unless certain events
occur.   The rights attach to shares of common stock outstanding
on October 2, 1989, and will expire on September 27, 2004 as stated in the amendment to the Rights Plan dated September 27, 1995. The rights will entitle the holders to purchase either Sovereign's common stock or the common stock of the potential acquirer at a substantially reduced price.

       On November 21, 1994, Sovereign's Board of Directors authorized an amendment to Sovereign's tax-qualified Employee Stock Ownership Plan ("ESOP") to add a leverage feature to purchase up to 4.2 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions.

       On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.7 million in capital. The 6 1/4%, non-voting, Cumulative Convertible
Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate of
4.989 shares of common stock for each share of preferred stock, equivalent to a conversion price of $10.022 per share of common stock. The preferred stock may not be redeemed prior to May 15, 1998. Thereafter, the preferred stock is redeemable at the option of Sovereign, in whole or in part, at $52.188 per share during the twelve months beginning May 15, 1998, and thereafter at prices declining ratably to par on and after May 15, 2005.

(11) STOCK OPTION PLANS

       Sovereign grants stock options for a fixed number of shares to key officers and directors with an exercise price equal to the fair value of the shares at the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants. There are 4.0 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits.


                                       1986 PLAN          1988 PLAN      1990 PLAN              1993 PLAN
                                      ------------        ---------      ---------       ---------------------
OPTION PRICE                          $1.38-$10.00         $1.82          $1.87          $5.80         $6.30          TOTAL
                                      ------------        ---------      ---------       -------       -------      ---------
Options outstanding
  December 31, 1993 . . . . . .          1,280,051        182,957        513,360             --        630,433      2,606,801
                                      ------------        -------       --------        -------        -------      ---------
  Granted . . . . . . . . . . .                 --             --             --        184,616             --        184,616
  Exercised . . . . . . . . . .           (292,591)       (96,662)      (150,878)       (69,912)            --       (610,043)
  Forfeited . . . . . . . . . .                 --             --             --             --        (29,688)       (29,688)
                                      ------------        -------       --------        -------        -------      ---------
Options outstanding
  December 31, 1994 . . . . . .            987,460         86,295        362,482        114,704        600,745      2,151,686
                                      ------------        -------       --------        -------        -------      ---------
  Granted . . . . . . . . . . .              7,350             --             --             --             --          7,350
  Exercised . . . . . . . . . .           (146,887)       (86,295)      (134,820)       (34,298)            --       (402,300)
  Forfeited . . . . . . . . . .                 --             --             --         (1,499)       (96,050)       (97,549)
                                      ------------        -------       --------        -------        -------      ---------
Options outstanding
  December 31, 1995 . . . . . .            847,923             --        227,662         78,907        504,695      1,659,187
                                      ------------        -------       --------        -------        -------      ---------
Options exercisable
  December 31, 1995 . . . . . .            840,573             --        227,662         78,907             --      1,147,142
                                      ============        =======       ========        =======        =======      =========


       In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which provides companies with a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Companies electing the disclosure only method will be required to include the pro forma effects of all awards granted in fiscal years beginning after December 15, 1994. Sovereign plans to adopt the disclosure only method during 1996.

(12) EMPLOYEE BENEFIT PLANS

       Sovereign sponsors a non-contributory defined benefit pension plan which covers substantially all employees who have attained the age of 21 and completed one year of service. Benefits under the plan are based upon years of service and the employees' average compensation computed based upon the five consecutive plan years of highest pay during the ten years preceding retirement or termination.

       It is Sovereign's policy to fund the minimum contribution as determined by an actuarial valuation. The net periodic pension costs for this plan for 1995, 1994 and 1993 were $526,000, $929,000 and $841,000, respectively, and are comprised of the following components (in thousands):


                                                                                            1995         1994            1993
                                                                                            ----         ----            ----
Service cost benefits earned during the period  . . . . . . . . . . . . . . . . . . .    $   851        $ 1,082         $ 1,111
Interest cost on projected benefit obligation . . . . . . . . . . . . . . . . . . . .      1,378          1,333           1,215
Actual return on plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,656)           181          (1,496)
Amortization of unrecognized net assets and other deferred amounts, net . . . . . . .      2,953         (1,667)             11
                                                                                         -------        -------         -------
Net periodic pension expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   526        $   929         $   841
                                                                                         =======        =======         =======


       The following table sets forth the pension plan's funded status at December 31, 1995 and 1994 (in thousands):

                                                                                               1995           1994
                                                                                               ----           ----
   Fair value of plan assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 23,225       $ 18,613
                                                                                             ========       ========
   Projected benefit obligation:
     Vested benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 19,800       $ 16,435
     Non-vested benefits    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             335            233
     Effect of projected future salary increases    . . . . . . . . . . . . . . . . .           1,701          2,165
                                                                                             --------       --------
   Projected benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 21,836       $ 18,833
                                                                                             ========       ========
   Plan assets in excess of (less than) the projected benefit obligation  . . . . . .        $  1,389       $   (220)
   Unrecognized net (asset) liability existing at transition date . . . . . . . . . .            (205)            34
   Unrecognized net loss    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,720          2,446
   Unrecognized prior service cost    . . . . . . . . . . . . . . . . . . . . . . . .            (112)          (103)
                                                                                             --------       --------
   Net pension asset included in balance sheet    . . . . . . . . . . . . . . . . . .        $  2,792       $  2,157
                                                                                             ========       ========


       In determining the projected benefit obligation, the assumed discount rates at December 31, 1995, 1994 and 1993 were 7.00%, 8.00% and 7.00%, respectively. The weighted average rate of salary increase was 5.00% for 1995, 4.75% for 1994 and 5.00% for 1993. The expected long-term rate of return on assets used in determining net periodic pension expense was 9.00% for all three years.

       The pension plan's assets consist primarily of common stock, fixed income securities such as corporate bonds and U.S. Treasury securities and units of certain common trust funds.

       Sovereign also maintains a 401(k) savings plan. Substantially all employees of Sovereign are eligible to participate in the 401(k) savings plan on the January 1 and July 1 following their completion of one year of service and attaining age 21. Sovereign's contributions to this plan were $109,000, $111,000 and $114,000 during 1995, 1994 and 1993, respectively. Pursuant to this plan, employees can contribute up to 10% of their compensation to the plan. Sovereign contributes 50% of the employee contribution up to 6% of compensation in the form of Sovereign common stock.

       Sovereign maintains an ESOP. Substantially all employees of Sovereign are eligible to participate in the ESOP on the January 1 or July 1 following their completion of one year of service and attaining age 21. The ESOP is a deferred contribution plan which provides retirement benefits for participants and beneficiaries by purchasing Sovereign common stock in the open market. The amount of annual contributions to the ESOP by Sovereign is determined by the Board of Directors based upon the financial performance of Sovereign each year. Sovereign contributed and recognized as expense $1.5 million and $1.1 million to the ESOP during 1994 and 1993, respectively.

       On November 21, 1994, Sovereign's Board of Directors authorized an amendment to Sovereign's ESOP to add a leverage feature to purchase up to 4.2 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The ESOP is funded through direct loans from Sovereign totalling $30.0 million in 1995. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Compensation expense of $1.6 million was recognized in 1995. Sovereign has committed to make contributions sufficient to provide for the ESOP debt requirements. At December 31, 1995, the ESOP held 3.1 million shares of which 157,000 shares are allocated to employee accounts. The outstanding loan balances of $28.8 million are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 1995, the fair value of the unallocated shares held by the ESOP was $30.1 million.

       Sovereign's Compensation Committee administers the ESOP.
Under the ESOP, the trustees are directed to vote all shares held in the ESOP in accordance with the instructions of the participants to whom the shares have been allocated. In addition, the trustees shall vote in their discretion any shares in the unallocated suspense account.

       In 1992, Sovereign implemented the Employee Stock Purchase Plan which permits eligible employees to purchase Sovereign common stock directly from Sovereign. Purchases of common stock are limited to 15% of a participant's compensation. During 1995, 1994 and 1993, participants purchased Sovereign common stock at a price equal to 92.5% of the fair value of Sovereign common stock on the offering date. Compensation expense for this plan for the year ended December 31, 1995, 1994 and 1993 was $31,000, $31,000 and $21,000, respectively.

(13) INCOME TAXES

       Effective January 1, 1993, Sovereign adopted SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method which recognizes deferred tax assets and liabilities for the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Sovereign has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. The cumulative effect of this change of $4.8 million was determined as of January 1, 1993, and is reported separately in the consolidated statement of operations for the year ended
December 31, 1993.

       The provision for income taxes in the consolidated statement of operations consists of the following components (in thousands):


                                                                      YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                              1995           1994           1993
                                                              ----           ----           ----
Current:
  Federal   . . . . . . . . . . . . . . . . . . . . . .      $ 23,251       $ 12,986       $ 20,133
  State   . . . . . . . . . . . . . . . . . . . . . . .         2,931          3,155          3,063
                                                             --------       --------       --------
                                                               26,182         16,141         23,196

Deferred  . . . . . . . . . . . . . . . . . . . . . . .         3,357         12,326           (198)
                                                             --------       --------       --------
Total income tax expense  . . . . . . . . . . . . . . .      $ 29,539       $ 28,467       $ 22,998
                                                             ========       ========       ========


       The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for 1995, 1994 and 1993:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                      1995        1994        1993
                                                                                      ----        ----        ----
Federal income tax at statutory rate  . . . . . . . . . . . . . . . . . . . .         35.0%       35.0%       35.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (.3)        (.4)        (.4)
  State income taxes, net of federal tax benefit  . . . . . . . . . . . . . .          2.2         2.8         3.5
  Amortization of intangible assets and other
    purchase accounting adjustments   . . . . . . . . . . . . . . . . . . . .         2.4         1.7         1.5

  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4.9)       (1.1)        (.4)
                                                                                     -----       -----        ----
                                                                                      34.4%       38.0%       39.2%
                                                                                     =====       =====        ====


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1995        1994        1993
                                                                                    ----        ----        ----
Deferred tax assets:
  Allowance for possible loan losses  . . . . . . . . . . . . . . . . . . . .    $  13,937   $  14,106    $ 12,203
  Merger related liabilities  . . . . . . . . . . . . . . . . . . . . . . . .          785         392         163
  Purchase accounting adjustments . . . . . . . . . . . . . . . . . . . . . .        3,538       7,846       6,229
  Deferred loan fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --          --         411
  Unrealized loss on available-for-sale
    portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         567          --
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,003       1,374         479
                                                                                 ---------   ---------    --------
  Total gross deferred tax assets . . . . . . . . . . . . . . . . . . . . . .       19,263      24,285      19,485
  Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . .         (900)       (900)       (900)
                                                                                 ---------   ---------    --------
  Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . .    $  18,363   $  23,385    $ 18,585
                                                                                 ---------   ---------    --------
Deferred tax liabilities:
  Purchase accounting adjustments . . . . . . . . . . . . . . . . . . . . . .    $  (8,559)  $  (9,038)   $ (1,581)
  Deferred loan fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,952)     (2,088)         --
  Unrealized gain on available-for-sale
    portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,708)         --          --
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,684)       (183)       (491)
                                                                                 ---------   ---------    --------
  Total gross deferred tax liabilities  . . . . . . . . . . . . . . . . . . .    $ (19,903)  $ (11,309)   $ (2,072)
                                                                                 ---------   ---------    --------
  Net deferred tax (liability) asset  . . . . . . . . . . . . . . . . . . . .    $  (1,540)  $  12,076    $ 16,513
                                                                                 =========   =========    ========


       The valuation for deferred tax assets is unchanged from the balance at January 1, 1993, and is primarily related to state deductible temporary differences resulting from the Harmonia acquisition.

       Sovereign has determined that it is not required to establish any additional valuation reserve for deferred tax assets since it is more likely than not that deferred tax assets (other than those for which the valuation allowance has been established) will be principally realized through carry back to taxable income in prior years. Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results.
Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

(14) COMMITMENTS AND CONTINGENCIES

       Financial Instruments

       Sovereign is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement Sovereign has in particular classes of financial instruments.

       Sovereign's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual notional amount of those instruments. Sovereign uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps and floors and forward contracts, the contract or notional amounts do not represent exposure to credit loss. Sovereign controls the credit risk of its interest rate swaps, caps and floors, and forward contracts through credit approvals, limits and monitoring procedures. Unless noted otherwise, Sovereign does not require and is not required to pledge collateral or other security to support financial instruments with credit risk.

       The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

                                                                                                   CONTRACT OR
                                                                                                 NOTIONAL AMOUNT
                                                                                                  AT DECEMBER 31,
                                                                                             --------------------------
                                                                                                1995             1994
                                                                                                ----             ----
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit  . . . . . . . . . . . . . . . . . . . . . . . . . .         $  420,763       $  474,621
  Standby letters of credit   . . . . . . . . . . . . . . . . . . . . . . . . . . .                648              510
  Loans sold with recourse  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             78,193           73,880

Financial instruments whose notional or contract amounts exceed the amount of credit risk:
  Forward contracts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             77,250            9,600
  Interest rate swaps   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,211,130        1,335,645
  Interest rate caps  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,446,000          450,000


       Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.

       Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. One guarantee for $17,000 expires in June 1996, one guarantee for $10,000 expires in August 1996, three guarantees totaling $79,000 expire in September 1996, one guarantee for $10,000 expires in October
1996, one guarantee for $75,000 expires in August 1997, and one guarantee for $457,000 expires in September 2000. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.
The extent of collateral held for the commitments at December 31, 1995 and December 31, 1994 varies from 100% to 120%; the average amount collateralized is 115%.

       Loans sold with recourse primarily represent residential loans that were originated and sold by Jersey Shore and acquired by Sovereign as part of the Jersey Shore acquisition.

       The forward contracts used by Sovereign in its mortgage banking activities are contracts for delayed delivery of securities in which Sovereign agrees to make delivery of a specified instrument, at a specified future date, at a specified
price or yield.   Risks arise from the possible inability of
counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

       Interest rate swaps, caps and floors enable Sovereign to transfer, modify or reduce its interest rate risk and are used as part of asset and liability management. Sovereign may become a principal in the exchange of interest payments with another party and therefore, is exposed to loss should one of the other parties default. Sovereign minimizes this risk by performing credit reviews on counterparties. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

       Litigation

       At December 31, 1995, Sovereign was party to a number of lawsuits. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents disclosures about fair value of financial instruments. These fair values are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial
instrument.   In cases where quoted market prices are not
available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity's entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Sovereign (in thousands):

                                                                                          AT DECEMBER 31,
                                                                    ------------------------------------------------------
                                                                                 1995                        1994
                                                                    -------------------------    -------------------------
                                                                    CARRYING          FAIR       CARRYING          FAIR
                                                                      VALUE           VALUE        VALUE           VALUE
                                                                      ----            -----        -----           -----
Financial Assets:
     Cash and amounts due from depository institutions  . . . .     $  130,841      $  130,841   $  110,270     $  110,270
     Interest-earning deposits    . . . . . . . . . . . . . . .         16,930          16,930       29,131         29,131
     Loans held for resale  . . . . . . . . . . . . . . . . . .         70,512          71,297        7,666          7,666
     Investment and mortgage-backed securities available-
           for-sale . . . . . . . . . . . . . . . . . . . . . .        889,509         889,509       87,128         87,128
     Investment and mortgage-backed securities
           held-to-maturity . . . . . . . . . . . . . . . . . .      2,077,212       2,087,356    1,816,840      1,701,143
     Loans, net   . . . . . . . . . . . . . . . . . . . . . . .      4,639,508       4,669,233    4,314,609      4,198,886
     Excess servicing   . . . . . . . . . . . . . . . . . . . .          2,328           7,330        4,459          8,678
     Originated mortgage servicing rights   . . . . . . . . . .          1,894           2,840           --             --
Financial Liabilities:
     Deposits   . . . . . . . . . . . . . . . . . . . . . . . .      5,039,143       5,050,523    4,027,119      3,985,208
     Borrowings(1)  . . . . . . . . . . . . . . . . . . . . . .      2,542,465       2,557,990    2,162,587      2,131,250
Unrecognized Financial Instruments:(2)
     Commitments to extend credit   . . . . . . . . . . . . . .            930             869          687            481
     Standby letters of credit  . . . . . . . . . . . . . . . .              4               6            4              5
     Loans sold with recourse   . . . . . . . . . . . . . . . .            391             156          369            236
     Interest rate swaps, caps and floors   . . . . . . . . . .         12,777          (9,873)       2,310        (77,685)

----------------


(1) Borrowings are shown without unamortized cap premiums, as cap premiums are reflected separately below in "Interest rate swaps, caps and floors".

(2) The amounts shown under "carrying value" represent accruals or deferred income (cost) arising from those unrecognized financial instruments.

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

       Loans held for resale. Fair values are estimated using quoted rates based upon secondary market sources for securities backed by similar loans. Fair value estimates include consideration of all open positions (including forward contracts), outstanding commitments and related fees paid.

       Investment and mortgage-backed securities available-for-sale. The fair value of investment and mortgage-backed securities available-for-sale are based on quoted market prices as of the balance sheet date.

       Investment and mortgage-backed securities held-to-maturity. The carrying amounts for short-term investment and mortgage-backed securities held-to-maturity approximate fair value because of the short maturity of these instruments and they do not present unanticipated credit concerns. The fair value of long-term investments and mortgage-backed securities held-to-maturity is estimated based upon bid quotations received from securities dealers and an independent pricing servicing bureau.

       Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

       Excess servicing and originated mortgage servicing rights. The fair value of excess servicing is estimated using quoted rates based upon secondary market sources. The estimated fair value approximates the amount for which the servicing could currently be sold.

       Deposits. The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand as of December 31, 1995. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities.

       Borrowings. Fair value is estimated by discounting cash flows using rates currently available to Sovereign for other borrowings with similar terms and remaining maturities.

       Commitments to extend credit. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

       Standby letters of credit. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

       Loans sold with recourse. The fair value of loans sold with recourse is estimated based upon the cost to terminate
Sovereign's obligations under the recourse provisions.

       Interest rate swaps, caps and floors. The fair value of interest rate swaps, caps and floors which represent the estimated amount Sovereign would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties are obtained from dealer quotes.

(16) INTEREST RATE EXCHANGE AGREEMENTS

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

                                                      AT DECEMBER 31, 1995                           AT DECEMBER 31, 1994
                                          -----------------------------------------------   ---------------------------------------
                                                                                 WEIGHTED                                 WEIGHTED
                                                                                 AVERAGE                                  AVERAGE
                                          NOTIONAL       BOOK       ESTIMATED    MATURITY  NOTIONAL   BOOK   ESTIMATED   MATURITY
                                           AMOUNT        VALUE     FAIR VALUE    IN YEARS   AMOUNT   VALUE   FAIR VALUE  IN YEARS
                                           ------        -----     ----------    --------   ------   -----   ----------  --------
Amortizing interest rate swaps:
   Pay variable-receive
     fixed(1)   . . . . . . . . . .      $  585,429    $    --       $ (4,066)    4.2    $ 1,085,645  $    --  $ (84,349)     3.9
   Pay fixed-receive
     variable(2)  . . . . . . . . .         295,701         --         (3,653)    3.3             --       --         --      ---
Non-amortizing interest rate swaps:
   Pay variable-receive
     fixed(3) . . . . . . . . . . .          50,000         --           (837)    4.6        250,000       --     (7,931)     1.5
   Pay fixed-receive
     variable (4) . . . . . . . . .         280,000         --         (2,780)    1.8             --       --         --      ---
Interest rate caps(5) . . . . . . .       1,446,000     12,777          1,463     1.6        450,000    2,310     14,595      1.6
                                          ---------    -------       --------            -----------  -------  ---------
                                         $2,657,130    $12,777       $ (9,873)           $ 1,785,645  $ 2,310  $ (77,685)
                                         ==========    =======       ========            ===========  =======  =========


(1) The weighted average pay rate was 5.56% and 6.28% and the weighted average receive rate was 5.61% and 5.91% at December 31, 1995 and 1994, respectively.

(2) The weighted average pay rate was 6.87% and the weighted average receive rate was 6.92%.

(3) The weighted average pay rate was 7.28% and 6.59% and the weighted average receive rate was 6.75% and 5.73% at December 31, 1995 and 1994, respectively.

(4) The weighted average pay rate was 5.91% and the weighted average receive rate was 5.89%.

(5) The weighted average contract rate was 6.36% and 5.50% at December 31, 1995 and 1994, respectively.

       The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):

                                                          AMORTIZING INTEREST     NON-AMORTIZING INTEREST     INTEREST RATE
                                                              RATE SWAPS                 RATE SWAPS               CAPS
                                                              ----------                 ----------               ----
 Balance, December 31, 1992 . . . . . . . . . . . . . . .      $      --                 $     --              $   50,000
                                                               ----------                ---------             -----------
     Additions  . . . . . . . . . . . . . . . . . . . . .         655,166                   50,000                 250,000
     Maturities/Amortization  . . . . . . . . . . . . . .          34,232                       --                      --
     Terminations   . . . . . . . . . . . . . . . . . . .              --                       --                      --
                                                               ----------                ---------             -----------
 Balance, December 31, 1993 . . . . . . . . . . . . . . .         620,934                   50,000                 300,000
                                                               ----------                ---------             -----------
     Additions  . . . . . . . . . . . . . . . . . . . . .         591,800                  200,000                 980,000
     Maturities/Amortization  . . . . . . . . . . . . . .         127,089                       --                  50,000
     Terminations   . . . . . . . . . . . . . . . . . . .              --                       --                 780,000
                                                               ----------                ---------             -----------
 Balance, December 31, 1994 . . . . . . . . . . . . . . .       1,085,645                  250,000                 450,000
                                                               ----------                ---------             -----------
     Additions  . . . . . . . . . . . . . . . . . . . . .         300,000                  280,000                 996,000
     Maturities/Amortization  . . . . . . . . . . . . . .         326,795                  200,000                      --
     Terminations   . . . . . . . . . . . . . . . . . . .         177,720                       --                      --
                                                               ----------                ---------             -----------
 Balance, December 31, 1995 . . . . . . . . . . . . . . .      $  881,130                $ 330,000             $ 1,446,000
                                                               ==========                =========             ===========


       At December 31, 1993, Sovereign's balance sheet included a net deferred gain of $132,000 related to interest rate exchange agreements terminated in November, 1994 and December, 1995 which were originally accounted for as hedges. Of this net deferred gain, $152,000 will amortize into interest income in 1996 and $20,000 will amortize into interest expense in 1997.

       Net interest income includes $(1.9) million in 1995, $8.0 million in 1994 and $2.0 million in 1993 of income (expense) resulting from interest rate exchange agreements.

(17) PARENT COMPANY FINANCIAL INFORMATION

       Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):

                                                                          BALANCE SHEETS
                                                                  -------------------------------
                                                                          AT DECEMBER 31,
                                                                  -------------------------------
                                                                   1995                    1994
                                                                   ----                    ----
Assets
   Interest-earning deposits    . . . . . . . . . . . . . .       $     280             $   1,041
   Investment securities  . . . . . . . . . . . . . . . . .           9,129                 9,634
   Investment in subsidiaries   . . . . . . . . . . . . . .         542,869               412,858
   Other assets   . . . . . . . . . . . . . . . . . . . . .          46,342                 1,065
                                                                  ---------             ---------
Total Assets  . . . . . . . . . . . . . . . . . . . . . . .       $ 598,620             $ 424,598
                                                                  =========             =========

Liabilities and Stockholders' Equity
   Short-term borrowings  . . . . . . . . . . . . . . . . .       $     714             $      --
   Long-term borrowings   . . . . . . . . . . . . . . . . .         167,271               119,696
   Other liabilities  . . . . . . . . . . . . . . . . . . .           3,610                 1,002
   Stockholders' equity   . . . . . . . . . . . . . . . . .         427,025               303,900
                                                                  ---------             ---------
Total Liabilities and Stockholders' Equity  . . . . . . . .       $ 598,620             $ 424,598
                                                                  =========             =========


                                                                                  STATEMENTS OF OPERATIONS
                                                                     ---------------------------------------------------
                                                                                   YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------
                                                                       1995                    1994                1993
                                                                       ----                    ----                ----
   Interest income  . . . . . . . . . . . . . . . . . . . .          $  4,308                $    192           $  1,426
   Other income   . . . . . . . . . . . . . . . . . . . . .             2,791                  13,008              7,607
                                                                     --------                --------           --------
   Total income   . . . . . . . . . . . . . . . . . . . . .             7,099                  13,200              9,033
                                                                     --------                --------           --------
   Interest expense   . . . . . . . . . . . . . . . . . . .            11,758                   9,341              6,116
   Other expense  . . . . . . . . . . . . . . . . . . . . .             4,532                   3,858              2,846
                                                                     --------                --------           --------
   Total expense  . . . . . . . . . . . . . . . . . . . . .            16,290                  13,199              8,962
                                                                     --------                --------           --------
   Income before taxes, dividends and equity in
      undistributed earnings of subsidiaries  . . . . . . .            (9,191)                      1                 71
   Income taxes   . . . . . . . . . . . . . . . . . . . . .            (4,181)                     --                 64
                                                                     --------                --------           --------
   Income before earnings of subsidiaries   . . . . . . . .            (5,010)                      1                  7
   Distributed earnings from subsidiaries   . . . . . . . .            19,544                  18,246              2,564
   Undistributed earnings of subsidiaries   . . . . . . . .            41,874                  28,151             37,843
                                                                     --------                --------           --------
   Net Income   . . . . . . . . . . . . . . . . . . . . . .          $ 56,408                $ 46,398           $ 40,414
                                                                     ========                ========           ========


                                                                                STATEMENTS OF CASH FLOWS
                                                                     ----------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                       1995              1994               1993
                                                                       ----              ----               ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income  . . . . . . . . . . . . . . . . . . . . .          $ 56,408          $ 46,398           $ 40,414
      Adjustments to reconcile net income to net cash
         provided by operating activities:
         Dividends received from subsidiaries   . . . . . .            19,544            18,246              2,564
         Earnings from subsidiaries   . . . . . . . . . . .           (61,418)          (46,397)           (40,407)
         Change in other assets   . . . . . . . . . . . . .           (45,277)           10,439             (8,629)
         Change in other liabilities  . . . . . . . . . . .             2,608            (3,168)           (16,906)
                                                                     --------          --------           --------
   Net cash (used) provided by operating activities   . . .           (28,135)           25,518            (22,964)
                                                                     --------          --------           --------
   CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in subsidiaries  . . . . . . . . . . . . .           (88,137)          (17,140)           (91,876)
      Maturity and repayments of investment
         securities   . . . . . . . . . . . . . . . . . . .               505             5,319              3,567
      Purchase of investment securities   . . . . . . . . .                --           (10,096)            (4,857)
      Other, net  . . . . . . . . . . . . . . . . . . . . .             4,875              (251)              (635)
                                                                     --------          --------           --------
   Net cash used by investing activities  . . . . . . . . .           (82,757)          (22,168)           (93,801)
                                                                     --------          --------           --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash dividends paid to stockholders   . . . . . . . .            (8,633)           (5,252)            (4,570)
      Net cash received from debt offering  . . . . . . . .            49,379                --             97,985
      Net proceeds from issuance of common stock  . . . . .             2,801             3,884              2,287
      Net proceeds from issuance of preferred stock   . . .            96,446                --                 --
      Purchase of ESOP shares   . . . . . . . . . . . . . .           (30,286)               --                 --
      Allocation of ESOP shares   . . . . . . . . . . . . .             1,514                --                 --
      Repayment of long-term debt borrowings  . . . . . . .              (376)           (1,092)            (1,429)
      Net change in short-term borrowings   . . . . . . . .              (714)               --                --
                                                                     --------          --------           --------
   Net cash provided (used) by financing activities   . . .           110,131            (2,460)            94,273
                                                                     --------          --------           --------
   Increase (decrease) in cash and cash equivalents   . . .              (761)              890            (22,492)
   Cash and cash equivalents at beginning of period   . . .             1,041               151             22,643
                                                                     --------          --------           --------
   Cash and cash equivalents at end of period   . . . . . .          $    280          $  1,041           $    151
                                                                     ========          ========           ========


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.
                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located on pages 5 through 8 of the definitive Proxy Statement to be used in connection with Sovereign's 1996 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Additional Information Regarding Directors and Officers" on page 15 of the Proxy Statement.

Item 11.  EXECUTIVE COMPENSATION.

       The information required by this item is incorporated herein by reference to (i) the sections captioned "Compensation Paid to Directors" through "Indemnification" on pages 8 through 15 of the Proxy Statement and (ii) the section captioned "Performance
Graph" on page 16 of the Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

       The information required by this item is incorporated herein by reference to (i) the section captioned "Principal
Shareholders" on page 17 of the Proxy Statement and (ii) that portion of the section captioned "Election of Directors" located on pages 5 through 8 of the Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information required by this item is incorporated herein by reference to the sections captioned "Indebtedness of Management" on page 15 of the Proxy Statement.

                                        PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

       (a)   1.     Financial Statements.

                    The following consolidated financial statements are included by reference in Part II, Item 8 hereof:

                       Sovereign Bancorp, Inc. and Subsidiaries.
                           Independent Auditors' Report
                           Consolidated Balance Sheets.
                           Consolidated Statements of Operations.
                           Consolidated Statements of Stockholders'
                           Equity.
                           Consolidated Statements of Cash Flows.
                           Notes to Consolidated Financial Statements.

             2.     Financial Statement Schedules.

                    Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

             3.     Exhibits.

(3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.

(3.2)        By-Laws of Sovereign Bancorp, Inc.
             (Incorporated by reference to Exhibit 3.2 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

(4.1)        Sovereign Bancorp, Inc. has certain
             long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc.
             and its subsidiaries on a consolidated basis;
             therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies of such instruments to the Commission on request.

(10.1)       Sovereign Bancorp, Inc. Stock Option Plan.
             (Incorporated by reference to Exhibit 10.1 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 32 1994.)

(10.2)       Sovereign Bancorp, Inc. Employee Stock
             Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Sovereign's Registration
             Statement No. 33-44108 on Form S-8.)

(10.3) Agreement dated as of September 15, 1992, between Sovereign Bancorp, Inc., Sovereign
             Bank, a Federal Savings Bank, and Jay S.
             Sidhu.  (Incorporated by reference to
             Exhibit 10.3 to Sovereign's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1992.)

(10.4) Agreement dated as of September 15, 1992, between Sovereign Bank, a Federal Savings
             Bank and Karl D. Gerhart. (Incorporated by reference to Exhibit 10.4 to Sovereign's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

(10.5) Agreement dated as of September 15, 1992, between Sovereign Bank, a Federal Savings
             Bank and Lawrence M. Thompson, Jr.
             (Incorporated by reference to Exhibit 10.5 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

(10.6)       Penn Savings Bank Senior Officer Incentive
             Plan.  (Incorporated by reference to
             Exhibit 10.6 to Sovereign's Annual Report on Form 10-K for the year ended December
             31, 1994.)

(10.11) Rights Agreement dated September 19, 1989, between Sovereign Bancorp, Inc. and Harris
             Trust Company of New York. (Incorporated by reference to Exhibit 4.3 to Sovereign's
             Registration Statement No. 33-89586 on
             Form S-8).

(10.12)      Sovereign Bancorp, Inc. Non-Employee Director
             Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.12 to Sovereign's
             Registration Statement No. 33-43195 on Form
             S-1).

(10.14)      1993 Sovereign Bancorp, Inc. Stock Option Plan.
             (Incorporated by reference to Exhibit 10.23 to Sovereign's Annual Report on Form 10-K for the year ended December 31, 1992).

(10.15)      Indemnification Agreement dated December 21,
             1993, between Sovereign Bank and Jay S. Sidhu.
             (Incorporated by reference to Exhibit 10.25 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

(10.16)      Agreement and Plan of Merger, dated
             June 16, 1994, by and between Sovereign
             Bancorp, Inc. and Charter FSB Bancorp, Inc.
             (Incorporated by reference to Exhibit 2.1 to Sovereign's Registration Statement No. 33-82846 on Form S-4.)

(10.17) Branch Purchase and Deposit Assumption Agreement, dated September 19, 1994, between Berkeley Federal Bank & Trust FSB and Sovereign Bank, a Federal Savings Bank. (Incorporated by reference to Exhibit 2.1 to Sovereign's Current Report on Form 8-K dated September 16, 1994.)

(10.18)      Employment Agreement dated as of August 8,
             1988, between Charter Federal Savings Bank and Patrick J. Petrone. (Incorporated by reference to Exhibit 10.23 to Sovereign's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

(10.19)      Amendment to Employment Agreement between
             Patrick J. Petrone and Charter Federal
             Savings Bank, dated October 17, 1994.
             (Incorporated by reference to Exhibit 10.24 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

(10.20)      Charter One Bancorp, Inc. Stock Incentive
             Plan.  (Incorporated by reference to
             Exhibit 4.1 to Registration Statement No.
             33-36895 of Charter FSB Bancorp, Inc. on
             Form S-8).

(10.21)      Amendments to Charter FSB Bancorp, Inc.
             Stock Incentive Plan. (Incorporated herein by reference to Exhibit 4.2 to Registration
             Statement No. 33-36895 of Charter FSB Bancorp,
             Inc. on Form S-8.)

(10.22) Charter One Bancorp, Inc. Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 4.1 to Registration
             Statement No. 33-36896 of Charter FSB Bancorp,
             Inc. Form S-8.)

(10.23)      Amendments to Charter FSB Bancorp, Inc. Stock
             Option Plan for Non-Employee Directors.
             (Incorporated herein by reference to
             Exhibit 4.2 to Registration Statement No.
             33-36896 of Charter FSB Bancorp, Inc. on
             Form S-8).

(10.24) Amendment to Rights Agreement, dated as of September 27, 1995, between Sovereign Bancorp,
             Inc. and Chemical Bank, as successor to Harris
             Trust Company of New York, as Rights Agent.
             (Incorporated by reference to Exhibit 2.2 of Amendment No. 1 of Sovereign's Registration
             Statement on Form 8-A.)


(10.25)      Agreement and Plan of Merger, dated March 23,
             1995, by and between Sovereign Bancorp, Inc.
             and Colonial State Bank.

(10.26)      Agreement and Plan of Merger, dated
             September 29, 1995, between Sovereign
             Bancorp, Inc. and West Jersey Bancshares,
             Inc.  (Incorporated by reference to
             Exhibit 2.1 to Sovereign's Registration
             Statement 33-64807 on Form S-4.)

(11.1)       Computation of Per Share Earnings.

(21)         Subsidiaries of the Registrant.

(23.1)       Consent of Ernst & Young LLP, Independent
             Auditors.

(23.2)       Consent of BDO Seidman, LLP, Independent Auditors.

(27)         Financial Data Schedule.

(99.1)       Report of BDO Seidman, LLP, Independent Auditors.

       (b)   Reports on Form 8-K.

             1.     Report on Form 8-K, dated
                    October 23, 1995 (date of earliest
                    event reported - October 18, 1995)
                    re:  Sovereign's Press Release,
                    dated October 18, 1995, announcing,
                    among other things, earnings for
                    the third quarter of 1995.

                                      SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOVEREIGN BANCORP, INC.
                                               (Registrant)

March 27, 1996                          By   /s/ Jay S. Sidhu
                                               Jay S. Sidhu, President
                                               and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature               Title

/s/ Howard D. Mackey         Director          March 27, 1996
Howard D. Mackey

/s/ Richard E. Mohn          Chairman of       March 27, 1996
Richard E. Mohn              Board and
                             Director

/s/ Rhoda S. Oberholtzer     Director          March 27, 1996
Rhoda S. Oberholtzer

/s/ Patrick J. Petrone       Director          March 27, 1996
Patrick J. Petrone

/s/ Daniel K. Rothermel      Director          March 27, 1996
Daniel K. Rothermel

/s/ Jay S. Sidhu             Director,         March 27, 1996
Jay S. Sidhu                 President and
                             Chief Executive
                             Officer (Principal
                             Executive Officer)

/s/ G. Arthur Weaver         Director          March 27, 1996
G. Arthur Weaver

/s/Samuel R. Willard, Jr.    Director          March 27, 1996
Samuel R. Willard, Jr.

/s/ Theodore Ziaylek, Jr.    Director          March 27, 1996
Theodore Ziaylek, Jr.

/s/ Karl D. Gerhart          Chief Financial   March 27, 1996
Karl D. Gerhart              Officer (Principal
                             Financial Officer
                             and Principal
                             Accounting Officer)

                                     EXHIBIT INDEX

                                                             Page number in
                                                             manually signed
                                                                 original

(3.1)        Articles of Incorporation, as
             amended and restated, of
             Sovereign Bancorp, Inc.

(10.25)      Agreement and Plan of Merger, dated
             March 23, 1995, by and between
             Sovereign Bancorp, Inc. and
             Colonial State Bank.

(11.1)       Computation of Per Share Earnings.

(21)         Subsidiaries of the Registrant.

(23.1)       Consent of Ernst & Young LLP, Independent
             Auditors.

(23.2)       Consent of BDO Seidman, LLP, Independent
             Auditors.

(27)         Financial Data Schedule.

(99.1)       Report of BDO Seidman, LLP, Independent
             Auditors.