Form 10-Q
period 1996-03-31
SOVEREIGN BANCORP INC
filed 1996-05-13
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

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


                                       N/A
- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 10, 1996
- ----------------------------                    ---------------------------
Common Stock (no par value)                         47,492,326 shares

Preferred Stock (no par value)                       2,000,000 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1996
             and December 31, 1995                                        3


             Consolidated Statements of Operations for the three-
             month periods ended March 31, 1996 and 1995                  4


             Consolidated Statements of Cash Flows for the three-
             month periods ended March 31, 1996 and 1995                  5


             Notes to Consolidated Financial Statements                 6 - 14


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           15 - 24


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                       25


PART III.  FINANCIAL DATA SCHEDULE                                       26


SIGNATURES                                                               27

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 March 31,            December 31,
                                                                   1996                   1995
                                                                ----------            ------------
                                                                (Unaudited)              (Note)

                                                                      (in thousands, except
                                                                         per share data)
ASSETS
 Cash and amounts due from
  depository institutions                                        $   126,388           $   130,841
 Interest-earning deposits                                            12,471                16,930
 Loans held for resale (approximate fair
  value of $70,327 and $71,297 at
  March 31, 1996 and December 31, 1995,
  respectively)                                                       70,327                70,512
 Investment and mortgage-backed securities
  available-for-sale                                                 380,094               889,509
 Investment and mortgage-backed securities
  held-to-maturity (approximate fair value
  of $2,637,386 and $2,087,356 at March 31,
  1996 and December 31, 1995, respectively)                        2,659,974             2,077,212
 Loans                                                             4,940,125             4,674,364
 Allowance for possible loan losses                                  (34,321)              (34,856)
 Premises and equipment                                               56,072                56,951
 Real estate owned                                                     4,859                 4,514
 Accrued interest receivable                                          45,266                42,785
 Goodwill and other intangible assets                                120,643               123,243
 Other assets                                                         29,210                26,282
                                                                 -----------           -----------

        TOTAL ASSETS                                             $ 8,411,108           $ 8,078,287
                                                                 ===========           ===========


LIABILITIES
 Deposits                                                        $ 4,964,515           $ 5,039,143
 Borrowings:
  Short-term                                                       1,794,856             1,512,720
  Long-term                                                          963,055             1,017,936
 Advance payments by borrowers
  for taxes and insurance                                             24,158                22,117
 Other liabilities                                                   226,063                59,346
                                                                 -----------           -----------

        TOTAL LIABILITIES                                          7,972,647             7,651,262
                                                                 -----------           -----------

STOCKHOLDERS' EQUITY
 Preferred stock; no par value; $50 liquidation
  preference; 7,500,000 shares
  authorized; 2,000,000 shares issued at March 31, 1996
  and December 31, 1995, respectively                                 96,446                96,446
 Common stock; no par value;
  100,000,000 shares authorized;
  50,960,906 shares issued at March 31,
  1996 and 48,438,944 shares issued at
  December 31, 1995                                                  273,982               248,875
 Unallocated common stock held by the Employee
  Stock Ownership Plan at cost;
  3,123,063 shares at March 31, 1996
  and 2,974,346 at December 31, 1995, respectively                   (30,344)              (28,772)
 Unrecognized gain on investment
  and mortgage-backed securities
  available-for-sale, net of tax                                       1,774                 3,988
 Retained earnings                                                    96,603               106,488
                                                                 -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                                   438,461               427,025
                                                                 -----------           -----------

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                    $ 8,411,108           $ 8,078,287
                                                                 ===========           ===========



          See accompanying notes to consolidated financial statements.



Note: The balance sheet at December 31, 1995 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three-Month Period
                                                          Ended March 31,
                                                        ------------------
                                                      1996          1995
                                                      ----          ----

                                                      (in thousands, except
                                                         per share data)
Interest income:
  Interest on interest-earning deposits              $    829     $  1,232
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                  8,887        1,253
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                   39,551       31,717
  Interest and fees on loans                           90,659       77,207
                                                     --------     --------

      Total interest income                           139,926      111,409
                                                     --------     --------

Interest expense:
  Interest on deposits                                 51,700       49,378
  Interest on borrowings                               37,295       19,295
                                                     --------     --------

      Total interest expense                           88,995       68,673
                                                     --------     --------

Net interest income                                    50,931       42,736
Provision for possible loan losses                        500          250
                                                     --------     --------

Net interest income after provision for
  possible loan losses                                 50,431       42,486
                                                     --------     --------

Other income:
  Other loan fees and service charges                   1,073        1,245
  Deposit fees                                          2,466        2,261
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                    158          111
  Mortgage banking gains                                  487          640
  Miscellaneous income                                    682          610
                                                     --------     --------

      Total other income                                4,866        4,867
                                                     --------     --------

General and administrative expenses:
  Salaries and employee benefits                       11,586       10,617
  Occupancy and equipment expenses                      5,476        4,656
  Outside services                                      3,052        2,884
  Deposit insurance premiums                            2,485        2,817
  Advertising                                           1,100          569
  Other administrative expenses                         3,228        3,720
                                                     --------     --------

      Total general and administrative expenses        26,927       25,263
                                                     --------     --------

Other operating expenses:
  Amortization of goodwill and other intangibles        2,941        3,027
  Real estate owned losses, net                           119          502
                                                     --------     --------

      Total other operating expenses                    3,060        3,529
                                                     --------     --------

Income before income taxes                             25,310       18,561
Income tax provision                                    9,629        6,431
                                                     --------     --------

Net Income                                           $ 15,681     $ 12,130
                                                     ========     ========

Net Income Applicable to Common Stock                $ 14,119     $ 11,927
                                                     ========     ========

Earnings per share (1)                               $    .27     $    .24
                                                     ========     ========

Dividends per common share (1)                       $  .0210     $  .0209
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three-Month Period
                                                                     Ended March 31,
                                                                  --------------------
                                                                  1996            1995
                                                                  ----            ----
                                                                     (in thousands)

Cash Flows from Operating Activities:
  Net income                                                    $  15,681      $  12,130
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes           6,548          1,108
    Depreciation                                                    1,309          1,224
    Amortization                                                    2,890             81
    (Gain)/loss on sale of loans, investment and
      mortgage-backed securities and real estate owned                (39)           391
    Net change in:
      Loans held for resale                                           185          3,834
      Other liabilities                                             9,441            517
      Other assets                                                (12,040)        (7,910)
                                                                ---------      ---------

Net cash provided by operating activities                          23,975         11,375
                                                                ---------      ---------

Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                          514,964         33,424
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                           28,762           --
      Held-to-maturity                                            130,681         38,817
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                          (37,273)        (6,635)
      Held-to-maturity                                           (554,690)      (182,586)
  Proceeds from sales of loans                                        955            995
  Purchase of loans                                              (276,952)          (272)
  Net change in loans other than purchases and sales                8,342        (72,221)
  Proceeds from sales of premises and equipment                       438            494
  Purchases of premises and equipment                                (923)        (7,831)
  Proceeds from sale of real estate owned                             655          1,709
                                                                ---------      ---------

Net cash used by investing activities                            (185,041)      (194,106)
                                                                ---------      ---------

Cash Flows from Financing Activities:
  Assumption of deposits                                             --          842,410
  Net (decrease)/increase in deposits                             (74,335)        71,305
  Net increase/(decrease)in short-term borrowings                 226,479       (747,191)
  Prepayments of long-term borrowings                                --             (714)
  Net increase/(decrease)in advance payments by
    borrowers for taxes and insurance                               2,041         (1,755)
  Proceeds from issuance of common stock                              598            688
  Cash dividends paid                                              (2,629)        (1,039)
  Advance to the Employee Stock Ownership Plan                       --           (5,000)
                                                                ---------      ---------

Net cash provided by financing activities                         152,154        158,704
                                                                ---------      ---------

Net change in cash and cash equivalents                            (8,912)       (24,027)
Cash and cash equivalents at beginning of period                  147,771        139,401
                                                                ---------      ---------

Cash and cash equivalents at end of period                      $ 138,859      $ 115,374
                                                                =========      =========

Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions               $ 126,388      $  83,348
Interest-earning deposits                                          12,471         32,026
                                                                ---------      ---------

                                                                $ 138,859      $ 115,374
                                                                =========      =========


Supplemental Disclosures:

Income tax payments totaled $3.2 million for the three-month period ended March 31, 1996 and $440,000 for the same period in 1995. Interest payments totaled $90.6 million for the three-month period ended March 31, 1996 and $74.7 million for the same period in 1995. Noncash activity consisted of mortgage loan securitization of $125.8 million for the three-month period ended March 31, 1996 and $10.9 million for the same period in 1995; reclassification of long-term borrowings to short-term borrowings of $75.0 million for the three-month period ended March 31, 1996 and $176.4 million for the same period in 1995; reclassification of mortgage loans to real estate owned of $1.7 million for the three-month period ended March 31, 1996 and $3.1 million for the same period in 1995.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank"), Sovereign Investment Company and Sovereign Community Bank, formerly Colonial State Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995.


(2)     EARNINGS PER SHARE

     Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month periods ended March 31, 1996 and 1995 were 58.9 million and 51.5 million, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

        The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)




                                                        March 31, 1996

                                   Amortized       Unrealized      Unrealized        Fair
                                     Cost         Appreciation    Depreciation       Value
                                   ---------      ------------    ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency               $  4,972        $     71        $   --          $  5,043
  Equity Securities                  152,166           1,437              27         153,576

Mortgage-backed Securities:
  FHLMC                                 --              --              --              --
  FNMA                                  --              --              --              --
  GNMA                                  --              --              --              --
  Collateralized mortgage
    obligations                      220,048           2,140             713         221,475
                                    --------        --------        --------        --------

Total investment and
  mortgage-backed securities
  available-for-sale                $377,186        $  3,648        $    740        $380,094
                                    ========        ========        ========        ========



                                                        December 31, 1995

                                   Amortized       Unrealized      Unrealized        Fair
                                     Cost         Appreciation    Depreciation       Value
                                   ---------      ------------    ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency               $150,242        $    131        $  1,264        $149,109
  Equity Securities                  135,494           1,166              89         136,571

Mortgage-backed Securities:
  FHLMC                              156,123             763           1,357         155,529
  FNMA                               136,861           2,241             657         138,445
  GNMA                                59,215           2,697            --            61,912
  Collateralized mortgage
    obligations                      245,037           3,568             662         247,943
                                    --------        --------        --------        --------

Total investment and
  mortgage-backed securities
  available-for-sale                $882,972        $ 10,566        $  4,029        $889,509
                                    ========        ========        ========        ========


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


                                                        March 31, 1996

                                     Amortized         Unrealized        Unrealized          Fair
                                       Cost           Appreciation      Depreciation         Value
                                     ---------        ------------      ------------         -----
Investment Securities:
  U.S. Treasury and
    government agency               $    2,246        $       10        $        1        $    2,255
  Corporate securities                   1,009                38              --               1,047
  Other securities                         441              --                --                 441

Mortgage-backed Securities:
  FHLMC                                160,538             1,089             5,375           156,252
  FNMA                                 212,903               694             7,314           206,283
  GNMA                                 180,464             4,461               375           184,550
  RTC                                   28,389              --               4,081            24,308
  Private issues                       414,226               118             8,719           405,625
  Collateralized mortgage
    obligations                      1,659,758             6,927            10,060         1,656,625
                                    ----------        ----------        ----------        ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                  $2,659,974        $   13,337        $   35,925        $2,637,386
                                    ==========        ==========        ==========        ==========




                                                           December 31, 1995

                                     Amortized         Unrealized        Unrealized          Fair
                                       Cost           Appreciation      Depreciation         Value
                                     ---------        ------------      ------------         -----
Investment Securities:
  U.S. Treasury and
    government agency               $    4,993        $       37        $     --          $    5,030
  Corporate securities                   1,010                60              --               1,070
  Other securities                         482              --                --                 482

Mortgage-backed Securities:
  FHLMC                                168,713             1,730             1,274           169,169
  FNMA                                 221,046             1,240             2,026           220,260
  GNMA                                 170,064             6,548                80           176,532
  RTC                                   28,954              --               4,456            24,498
  Private issues                       284,640               622             2,626           282,636
  Collateralized mortgage
    obligations                      1,197,310            10,556               187         1,207,679
                                    ----------        ----------        ----------        ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                  $2,077,212        $   20,793        $   10,649        $2,087,356
                                    ==========        ==========        ==========        ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:
(dollars in thousands)


                                                        March 31, 1996                 December 31, 1995
                                                        --------------                 -----------------

                                                   Amount            Percent        Amount            Percent
                                                   ------            -------        ------            -------
Residential real estate loans                    $4,248,468            86.00%     $3,998,048            85.53%

Real estate construction loans:
  Residential (net of loans in process
    of $26,370 and $23,365, respectively)            34,229              .69          38,151              .82

  Residential development (net of loans
    in process of $663 and $736,
    respectively)                                     1,537              .03           1,676              .04

Multi-family loans                                   73,572             1.49          75,218             1.61

Home equity loans                                   459,342             9.30         456,922             9.77
                                                ----------            ------      ----------           ------

     Total Residential Loans                      4,817,148            97.51       4,570,015            97.77

Commercial real estate loans                         49,277             1.00          47,177             1.01

Commercial loans                                     27,410              .55          15,831              .34

Consumer loans                                       46,290              .94          41,341              .88
                                                ----------            ------      ----------           ------

     Total Loans                                 $4,940,125           100.00%     $4,674,364           100.00%
                                                 ==========           ======      ==========           ======


Total Loans with:
  Fixed rates                                    $1,340,643            27.14%     $1,134,542            24.27%
  Variable rates                                  3,599,482            72.86       3,539,822            75.73
                                                 ----------           ------      ----------           ------
     Total Loans                                 $4,940,125           100.00%     $4,674,364           100.00%
                                                 ==========           ======      ==========           ======



                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)




                                                March 31, 1996                                December 31, 1995
                                                --------------                                -----------------

                                                                     Weighted                                       Weighted
                                                                     Average                                         Average
  Account Type                            Amount        Percent        Rate               Amount       Percent        Rate
  ------------                            ------        -------      --------             ------       -------        -----
Retail certificates                    $2,619,258        52.76%        5.34%           $2,731,009        54.20%        5.48%
Jumbo certificates                        119,100         2.40         4.66               112,063         2.22         5.70
Savings accounts                          986,438        19.87         2.35               925,842        18.37         2.31
Demand deposit accounts                   172,652         3.48           -                168,757         3.35           -
NOW accounts                              392,153         7.90         1.26               380,475         7.55         1.26
Money market accounts                     674,914        13.59         4.00               720,997        14.31         4.36
                                       ----------       ------         ----            ----------       ------         ----

  Total Deposits                       $4,964,515       100.00%        4.04%           $5,039,143       100.00%        4.24%
                                       ==========       ======         ====            ==========       ======         ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)



                                                 March 31, 1996                     December 31, 1995
                                                 --------------                     -----------------

                                                               Weighted                             Weighted
                                                               Average                              Average
                                               Balance          Rate               Balance           Rate
                                               -------         --------            -------          --------
Securities sold under
  repurchase agreements                      $  225,474          6.89%           $  382,279           6.38%
FHLB advances                                 2,364,210          5.64             1,979,551           5.75
Other borrowings                                168,227          7.48               168,826           7.49
                                             ----------          ----            ----------           ----

  Total Borrowings                           $2,757,911          5.85%           $2,530,656           5.96%
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



                                                                    March 31, 1996
                                                                    --------------
                                                                                                           Weighted
                                                                                                            Average
                                              Notional             Book              Estimated              Maturity
                                               Amount              Value             Fair Value             In Years
                                              --------             -----             ----------            ---------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)           $   584,482           $    --           $   (15,048)                3.9
  Pay fixed-receive variable (2)               283,161                --                   199                 3.1
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                50,000                --                (2,058)                4.4
  Pay fixed-receive variable (4)               680,000                --                 1,876                 2.3
Interest rate caps (5)                       1,246,000              12,137               2,578                 1.6
                                           -----------           ---------           ---------
                                           $ 2,843,643           $  12,137           $ (12,453)
                                           ===========           =========           =========




                                                                  December 31, 1995
                                                                  -----------------
                                                                                                        Weighted
                                                                                                         Average
                                              Notional           Book               Estimated            Maturity
                                               Amount            Value              Fair Value           In Years
                                              --------           -----              ----------           --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)           $   585,429        $      --              $ (4,066)               4.2
  Pay fixed-receive variable (2)               295,701               --                (3,653)               3.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                50,000               --                  (837)               4.6
  Pay fixed-receive variable (4)               280,000               --                (2,780)               1.8
Interest rate caps (5)                       1,446,000             12,777               1,463                1.6
                                           -----------        -----------            --------
                                           $ 2,657,130        $    12,777            $ (9,873)
                                           ===========        ===========            ========


(1) The weighted average pay rate was 5.07% and 5.56% and the weighted average receive rate was 5.61% and 5.61% at March 31, 1996 and December 31, 1995, respectively.
(2) The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 6.92% and 6.92% at March 31, 1996 and December 31, 1995, respectively.
(3) The weighted average pay rate was 6.67% and 7.28% and the weighted average receive rate was 6.75% and 6.75% at March 31, 1996 and December 31, 1995, respectively.
(4) The weighted average pay rate was 5.23% and 5.91% and the weighted average receive rate was 5.38% and 5.89% at March 31, 1996 and December 31, 1995, respectively.
(5) The weighted average contract rate was 6.50% and 6.36% at March 31, 1996 and December 31, 1995, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                                  Amortizing      Non-Amortizing      Interest
                                   Interest          Interest           Rate
                                  Rate Swaps        Rate Swaps          Caps
                                  ----------      --------------      --------

Balance, December 31, 1995        $  881,130        $  330,000        $1,446,000
                                  ----------        ----------        ----------

  Additions                             --             400,000              --
  Maturities/Amortization             13,487              --             200,000
  Terminations                          --                --                --
                                  ----------        ----------        ----------

Balance, March 31, 1996           $  867,643        $  730,000        $1,246,000
                                  ==========        ==========        ==========





(9)  ACQUISITIONS

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

     On November 15, 1995, Sovereign acquired Colonial State Bank ("Colonial") in a transaction accounted for as a purchase. Sovereign acquired $46.5 million of assets consisting principally of loans and investment securities. Sovereign also assumed approximately $42.0 million of deposit liabilities. Sovereign acquired Colonial in exchange for $6.3 million in cash. This transaction added goodwill of $3.3 million to Sovereign's balance sheet. The balance of the goodwill at December 31, 1995 was $3.3 million. Colonial will operate as a separate Banking subsidiary of Sovereign under the name Sovereign Community Bank.

     On November 10, 1995, Sovereign completed the sale of its Pottsville, Pennsylvania branch office with related deposits totaling $23.9 million to Northwest Savings Bank ("Northwest") and the sale of its English Village branch office in North Wales, Pennsylvania with related deposits of $12.4 million to Union National Bank & Trust Company ("Union National"). As a result of these transactions, Sovereign recognized a pre-tax gain of $1.1 million and reduced goodwill by $568,000, respectively.

      On October 2, 1995, Sovereign executed a Definitive Agreement to acquire West Jersey Bancshares, Inc. ("West Jersey"). West Jersey is a $100 million commercial bank headquartered in Fairfield, New Jersey. The terms of the Agreement call for Sovereign to exchange $8.40 in Sovereign Common Stock (subject to adjustment) for each share of West Jersey Common Stock. The transaction will be tax free to Sovereign, West Jersey and West Jersey shareholders and will be accounted for as a pooling-of-interests. The transaction is expected to close during the second quarter of 1996.

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

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996, and based on current circumstances, the effect of adoption was not material.


(11) RECENT DEVELOPMENTS

     Sovereign Bank is insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") and pays insurance fees equal to $.23 per $100.00 (23 basis points of insured deposits annually, the lowest rate permitted. The average SAIF premium is 24 basis points. Sovereign Community Bank is insured by the Bank Insurance Fund ("BIF") of the FDIC. During recent years, the FDIC's BIF, which insures commercial banks and certain savings banks, has also charged an average premium to its members of 24 basis points, and a minimum assessment of 23 basis points.

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

     In order to accelerate the recapitalization of the SAIF, it has been proposed that SAIF-insured institutions such as Sovereign Bank be assessed a one-time charge of between 85 and 90 basis points of their insured deposits as of March 31, 1995. If enacted, this assessment would result in a pre-tax charge to Sovereign Bank's earnings of approximately $36.0 million to $38.1 million. This charge would have a significant negative impact on earnings in

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


the period enacted. In accordance with FASB guidance on this specific issue, no liability or charge for this assessment is included in the March 31, 1996 financial statements.

    While it cannot be determined at this time what the outcome of these events and proposals will be, Sovereign Bank has been placed at a significant competitive disadvantage.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended March 31, 1996 was $15.7 million, an increase of 29% when compared to net income of $12.1 million for the three-month period ended March 31, 1995. Earnings per share for the three-month period ended March 31, 1996 were $.27 per share, an increase of 13% when compared to $.24 for the same period in 1995. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity and return on average assets were 14.31% and .77%, respectively, for the three-month period ended March 31, 1996 compared to 15.12% and .70%, respectively, for the same period in 1995.


Net Interest Income

        Net interest income for the three-month period ended March 31, 1996 was $50.9 million compared to $42.7 million for the same period in 1995. The increase is attributable to an increase in average balances resulting from recent acquisitions and internal growth. Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) was 2.54% for the three-month period ended March 31, 1996 compared to 2.50% for the same period in 1995.

     Interest on interest-earning deposits was $829,000 for the three-month period ended March 31, 1996 compared to $1.2 million for the same period in 1995. The average balance of interest-earning deposits was $16.3 million with an average yield of 20.41% for the three-month period ended March 31, 1996 compared to an average balance of $44.5 million with an average yield of 11.23% for the same period in 1995.

     Interest on investment and mortgage-backed securities available-for-sale was $8.9 million for the three-month period ended March 31, 1996 compared to $1.3 million for the same period in 1995. The average balance of investment and mortgage-backed securities available-for-sale was $531.1 million with an average yield of 6.79% for the three-month period ended March 31, 1996 compared to an average balance of $79.4 million with an average yield of 6.74% for the same period in 1995. The increase in average balance is a result of the reclassification of $750.2 million of securities from held-to-maturity to available-for-sale in December 1995.

    Interest on investment and mortgage-backed securities held-to-maturity was $40.0 million for the three-month period ended March 31, 1996 compared to $31.7 million for the same period in 1995. The average balance of investment and mortgage-backed securities held-to-maturity was $2.21 billion with an average yield of 7.16% for the three-month period ended March 31, 1996 compared to an average balance of $1.86 billion with an average yield of 6.81% for the same period in 1995.

     Interest and fees on loans were $90.7 million for the three-month period ended March 31, 1996 compared to $77.2 million for the same period in 1995. The average balance of loans was $4.89 billion with an average yield of 7.43% for the three-month period ended March 31, 1996 compared to an average balance of $4.40 billion with an average yield of 7.03% for the same period in 1995. The increase in the average balance of loans is due to the origination of new mortgage loans.
                                      -15-

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on deposits was $51.7 million for the three-month period ended March 31, 1996 compared to $49.4 million for the same period in 1995. The average balance of deposits was $4.99 billion with an average cost of 4.17% for the three-month period ended March 31, 1996 compared to an average balance of $4.97 billion with an average cost of 4.03% for the same period in 1995. The cost of deposits has increased due to a general rise in interest rates.

     Interest on borrowings was $37.3 million for the three-month period ended March 31, 1996 compared to $19.3 million for the same period in 1995. The average balance of borrowings was $2.50 billion with an average cost of 5.98% for the three-month period ended March 31, 1996 compared to an average balance of $1.38 billion with an average cost of 5.64% for the same period in 1995. The increase in the average balance of borrowings is the result of the growth of the balance sheet being funded principally by borrowings. The cost of borrowings has increased due to the rise in interest rates.

Provision for Possible Loan Losses

        The provision for possible loan losses was $500,000 for the three-month period ended March 31, 1996 compared to $250,000 for the same period in 1995. See "Financial Condition and Loan Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                    Three-Month Period Ended March 31,
                                    ----------------------------------
                                           1996            1995
                                           ----            ----
Allowance, beginning of period            $34,856        $36,289

Charge-offs:
  Residential                               1,005            293
  Consumer                                     95            132
  Commercial Real Estate                     --              472
                                          -------        -------
      Total Charge-offs                     1,100            897
                                          -------        -------

Recoveries:
  Residential                                  47             18
  Consumer                                     18              9
  Commercial Real Estate                     --             --
                                          -------        -------
      Total Recoveries                         65             27
                                          -------        -------

Charge-offs, net of recoveries              1,035            870
Provision for possible loan losses            500            250
                                          -------        -------
Allowance, end of period                  $34,321        $35,669
                                          =======        =======


Other Income

     Other income was $4.9 million for the three-month period ended March 31, 1996, unchanged from $4.9 million for the same period in 1995.

     Other loan fees and service charges were $1.1 million for the three-month period ended March 31, 1996 compared to $1.2 million for the same period in 1995. Other loan fees and service charges result primarily from

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Sovereign's loan servicing portfolio. Sovereign serviced $4.04 billion of its own loans and $1.04 billion of loans for others at March 31, 1996 compared to $3.98 billion of its own loans and $1.10 billion of loans for others at March 31, 1995.

     Deposit fees were $2.5 million for the three-month period ended March 31, 1996 compared to $2.3 million for the same period in 1995. This increase is primarily the result of an increase in the number of transaction accounts and recent acquisitions.

General and Administrative Expenses

     Total general and administrative expenses were $26.9 million for the three-month period ended March 31, 1996 compared to $25.3 million for the same period in 1995. The ratio of general and administrative expenses to average assets for the three-month period ended March 31, 1996 was 1.35% compared to 1.50% for the same period in 1995. This improvement in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances.

    Other operating expenses were $3.1 million for the three-month period ended March 31, 1996 compared to $3.5 million for the same period in 1995.

Income Tax Provision

     The income tax provision was $9.6 million for the three-month period ended March 31, 1996 compared to $6.4 million for the same period in 1995. The effective tax rate for the three-month period ended March 31, 1996 was 38.0% compared to 34.6% for the same period in 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION

Loan Portfolio

     Loans at March 31, 1996 were $4.94 billion compared to $4.67 billion at December 31, 1995. During the three-month period ended March 31, 1996, Sovereign closed approximately $576.0 million of first mortgage loans including approximately $435.5 million of variable rate mortgage loans, the majority of which were retained in Sovereign's loan portfolio.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result of Sovereign's focus on these products, 86.00% of Sovereign's total loan portfolio is secured by residential real estate and 72.86% of the total loan portfolio is comprised of variable rate loans. At March 31, 1996, Sovereign's total loan portfolio included $4.25 billion of first mortgage loans secured primarily by liens on owner occupied one-to-four family residential properties and $459.3 million of home equity loans secured primarily by second mortgages on owner occupied one-to-four family residential properties.

     Sovereign places substantially all loans 90 days or more delinquent on non-performing status. At March 31, 1996, Sovereign's non-performing assets were $46.1 million compared to $43.7 million at December 31, 1995. The ratio of non-performing assets to total assets was .55% at March 31, 1996 compared to
 .54% at December 31, 1995.

     At March 31, 1996, 85.56% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 83.94% at December 31, 1995. Historically, losses on disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. Non-performing assets at March 31, 1996 include $4.9 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                         March 31,    December 31,
                                          1996           1995
                                          ----           ----
Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
      Residential                        $35,301         $33,580
      Other                                4,265           3,902

    Past due less than 90 days
    as to interest and principal:
      Residential                            643             644
      Other                                  736             739
                                         -------         -------

Total Non-Accrual Loans                   40,945          38,865

Restructured Loans                           295             296
                                         -------         -------

Total Non-Performing Loans                41,240          39,161
                                         -------         -------

Real Estate Owned:
      Residential                          3,499           2,437
      Other                                1,360           2,076
                                         -------         -------
Total Real Estate Owned                    4,859           4,513
                                         -------         -------

TOTAL NON-PERFORMING ASSETS               46,099          43,674
                                         -------         -------


Past due 90 days or more as to
interest or principal and
accruing interest                             31            --

Non-performing assets and loans
past due 90 days or more and
accruing                                 $46,130         $43,674
                                         =======         =======

Non-Performing Assets as a
percentage of Total Assets                   .55%            .54%

Non-Performing Loans as a
percentage of Total Loans                    .82%            .83%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                        .92%            .92%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                73.59%          78.95%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                 82.26%          88.05%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At March 31, 1996, the allowance for possible loan losses was $34.3 million or .69% of loans compared to $34.9 million or .75% of loans at December 31, 1995.


     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)


                                                        March 31,                      December 31,
                                                          1996                             1995
Balance at End of                                      ---------                      ------------
Period Attributable to                              Amount         Percent          Amount          Percent
                                                    ------         -------          ------          -------
Residential real estate                            $11,197          32.63%         $10,520           30.18%
Commercial real estate                                 803           2.34              698            2.00
Commercial                                             206            .60              181             .52
Consumer                                             4,305          12.54            4,190           12.02
Unallocated                                         17,810          51.89           19,267           55.28
                                                   -------         ------          -------          ------

  Total                                            $34,321         100.00%         $34,856          100.00%
                                                   =======         ======          =======          ======


     Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $4.1 million. These loans consist of $2.6 million of multi-family loans and $1.3 million of commercial real estate loans and $233,000 of consumer loans.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At March 31, 1996, total investment and mortgage-backed securities available-for-sale were $380.1 million compared to $889.5 million at December 31, 1995 and investment and mortgage-backed securities held-to-maturity were $2.66 billion compared to $2.08 billion at December 31, 1995. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996, and based on current circumstances, the effect of adoption was not material.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at March 31, 1996 were $120.6 million compared to $123.2 million at December 31, 1995.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at March 31, 1996 were $4.96 billion, compared to $5.04 billion at December 31, 1995. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at March 31, 1996 were $2.76 billion of which $1.79 billion were short-term compared to $2.53 billion of which $1.51 billion were short-term at December 31, 1995. This increase in short-term borrowings is the result of the growth of the balance sheet being funded principally by borrowings. For additional information on the borrowings, see Note 7 in the Notes to Consolidated Financial Statements.


Stockholders' Equity

     Total stockholders' equity at March 31, 1996 was $438.5 million compared to $427.0 million at December 31, 1995. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 6.01% for March 31, 1996.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At March 31, 1996, Sovereign had $2.40 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the three-month period ended March 31, 1996, cash and cash equivalents decreased $8.9 million. Net cash provided by operating activities was $23.4 million for the three-month period ended March 31, 1996. Net cash used by investing activities for the three-month period ended March 31, 1996, was $185.0 million consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity and loans, partially offset by proceeds from sales of investment and mortgage-backed securities available-for-sale. The considerable flattening of the yield curve has diminished the market for originating adjustable rate mortgage loans. As a result, Sovereign has focused on the mortgage-backed security portfolio to provide earning assets. Net cash provided by financing activities for the three-month period ended March 31, 1996, was $152.2 million which includes an increase in short-term borrowings of $226.5 million which was partially offset by a decrease in deposits.

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

     At March 31, 1996, Sovereign Bank is classified as well capitalized and is in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp, Sovereign Bank and Sovereign Community Bank and the current regulatory requirements at March 31, 1996:


                                                                       Sovereign
                                           Sovereign     Sovereign     Community
                                           Bancorp (1)     Bank          Bank       Requirement
                                           -----------   ---------     ---------    -----------
  Stockholders' equity to
    total assets                             5.21%         6.51%         8.20%           None
  Tangible capital to tangible
    assets                                   3.78          5.15          5.55            1.50%
  Leverage (core) capital to
    tangible assets                          3.78          5.15          5.55            3.00
  Leverage (core) capital to
    risk adjusted assets                     8.52         11.81         14.57            4.00
  Risk-based capital to risk
    adjusted assets                         13.98         12.61         15.39            8.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and borrowing repricing in its

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


computation, Sovereign estimates that its cumulative one year gap position was a negative 4.78% at March 31, 1996.

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


Item 6 - Reports on Form 8-K.



           Report on Form 8-K, dated February 2, 1996 (date of earliest event - January 31, 1996), contained a press release outlining the Company's strategic vision for year 2000.

           Report on Form 8-K, dated February 13, 1996 (date of earliest event - January 18, 1996), contained a press release announcing the Company's earnings for the year ended December 31, 1995.

           Report on Form 8-K/A, dated January 8, 1996 (date of earliest event - September 18, 1989), described the Company's amendment to their Rights Agreement with Chemical Bank, as Rights Agent.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SOVEREIGN BANCORP, INC.
                                           ---------------------------
                                                  (Registrant)






Date        May 10, 1996              /s/ Karl D. Gerhart
      -------------------------       ----------------------------
                                              Karl D. Gerhart
                                      Chief Financial Officer and Treasurer






Date        May 10, 1996            /s/Lawrence M. Thompson, Jr.
     -------------------------      ----------------------------
                                             Lawrence M. Thompson, Jr.
                                    Chief Administrative Officer and Secretary