Form 10-Q
period 1996-06-30
SOVEREIGN BANCORP INC
filed 1996-08-14
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
       EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 13, 1996
- -------------------------------                -------------------------------
Common Stock (no par value)                         49,299,092 shares

Preferred Stock (no par value)                       2,000,000 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets at June 30, 1996
             and December 31, 1995                                         3


             Consolidated Statements of Operations for the three-
             month and six-month periods ended June 30, 1996 and 1995      4


             Consolidated Statements of Cash Flows for the six-
             month periods ended June 30, 1996 and 1995                    5


             Notes to Consolidated Financial Statements                  6 - 14


     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition              15 - 24


PART II.   OTHER INFORMATION


     Item 6. Reports on Form 8-K                                          25


PART III.  FINANCIAL DATA SCHEDULE                                        26


SIGNATURES                                                                27

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              June 30,          December 31,
                                                                1996                1995
                                                             -----------        ------------
                                                             (Unaudited)           (Note)

                                                                   (in thousands, except
                                                                      per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                  $   141,155      $   130,841
  Interest-earning deposits                                        5,752           16,930
  Loans held for resale (approximate fair
    value of $19,381 and $71,297 at
    June 30, 1996 and December 31, 1995,
    respectively)                                                 19,312           70,512
  Investment and mortgage-backed securities
    available-for-sale                                           478,547          889,509
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,526,874 and $2,087,356 at June 30,
    1996 and December 31, 1995, respectively)                  2,580,747        2,077,212
  Loans                                                        5,717,061        4,674,364
  Allowance for possible loan losses                             (34,620)         (34,856)
  Premises and equipment                                          55,851           56,951
  Real estate owned                                                3,868            4,514
  Accrued interest receivable                                     50,354           42,785
  Goodwill and other intangible assets                           117,444          123,243
  Other assets                                                    47,976           26,282
                                                             -----------      -----------

      TOTAL ASSETS                                           $ 9,183,447      $ 8,078,287
                                                             ===========      ===========


LIABILITIES
  Deposits                                                   $ 4,941,897      $ 5,039,143
  Borrowings:
    Short-term                                                 2,437,703        1,512,720
    Long-term                                                  1,246,509        1,017,936
  Advance payments by borrowers
    for taxes and insurance                                       34,675           22,117
  Other liabilities                                               61,197           59,346
                                                             -----------      -----------

      TOTAL LIABILITIES                                        8,721,981        7,651,262
                                                             -----------      -----------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares
    authorized; 2,000,000 shares issued at June 30, 1996
    and December 31, 1995, respectively                           96,446           96,446
  Common stock; no par value;
    100,000,000 shares authorized;
    52,771,314 shares issued at June 30,
    1996 and 50,860,861 shares issued at
    December 31, 1995                                            275,655          248,875
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    3,198,036 shares at June 30, 1996
    and 3,123,036 at December 31, 1995, respectively             (30,278)         (28,772)
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                 1,556            3,988
  Retained earnings                                              118,087          106,488
                                                             -----------      -----------

      TOTAL STOCKHOLDERS' EQUITY                                 461,466          427,025
                                                             -----------      -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                 $ 9,183,447      $ 8,078,287
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                         Three-Month Period              Six-Month Period
                                                                           Ended June 30,                 Ended June 30,
                                                                         ------------------              -----------------
                                                                         1996          1995              1996           1995
                                                                         ----          ----              ----           ----

                                                                                    (in thousands, except
                                                                                       per share data)
Interest income:
  Interest on interest-earning deposits                               $    736      $    661          $  1,565       $  1,893
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                                   7,222         1,334            16,109          2,587
  Interest and dividends on investment
    and mortgage-backed securities
    held-for-maturity                                                   45,620        34,525            85,171         66,242
  Interest and fees on loans                                            96,615        79,700           187,274        156,907
                                                                       -------       -------           -------        -------

      Total interest income                                            150,193       116,220           290,119        227,629
                                                                       -------       -------           -------        -------

Interest expense:
  Interest on deposits                                                  48,397        52,362           100,097        101,740
  Interest on borrowings                                                46,934        22,483            84,229         41,778
                                                                      --------      --------          --------       --------

      Total interest expense                                            95,331        74,845           184,326        143,518
                                                                      --------      --------          --------       --------

Net interest income                                                     54,862        41,375           105,793         84,111
Provision for possible loan losses                                         516           250             1,016            500
                                                                      --------      --------          --------       --------

Net interest income after provision for
  possible loan losses                                                  54,346        41,125           104,777         83,611
                                                                      --------      --------          --------       --------

Other income:
  Other loan fees and service charges                                    1,328         1,051             2,401          2,296
  Deposit fees                                                           2,675         1,924             5,141          4,185
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                                      20            25               178            136
  Mortgage banking gains                                                   442         4,149               929          4,789
  Miscellaneous income                                                     967         2,145             1,649          2,755
                                                                      --------      --------          --------       --------

      Total other income                                                 5,432         9,294            10,298         14,161
                                                                      --------      --------          --------       --------

General and administrative expenses:
  Salaries and employee benefits                                        12,496         9,720            24,082         20,337
  Occupancy and equipment expenses                                       5,670         5,187            11,146          9,843
  Outside services                                                       3,534         4,321             6,586          5,765
  Deposit insurance premiums                                             2,416         2,775             4,901          5,592
  Advertising                                                            1,237         1,898             2,337          2,467
  Other administrative expenses                                          4,576         1,842             7,804          7,002
                                                                      --------      --------          --------       --------

      Total general and administrative expenses                         29,929        25,743            56,856         51,006

Other operating expenses:
  Amortization of goodwill and other intangibles                         2,946         3,053             5,887          6,080
  Real estate owned (gains)/losses, net                                   (168)          133               (49)           635
                                                                      --------      --------          ---------      --------

      Total other operating expenses                                     2,778         3,186             5,838          6,715
                                                                      --------      --------          --------       --------

Income before income taxes                                              27,071        21,490            52,381         40,051
Income tax provision                                                    10,276         7,347            19,905         13,778
                                                                      --------      --------          --------       --------

Net Income                                                            $ 16,795      $ 14,143          $ 32,476       $ 26,273
                                                                      ========      ========          ========       ========

Net Income Applicable to Common Stock                                 $ 15,233      $ 12,580          $ 29,351       $ 24,710
                                                                      ========      ========          ========       ========

Earnings per share (1)                                                    $.28          $.25              $.55           $.49
                                                                      ========      ========          ========       ========

Dividends per share (1)                                                  $.021         $.021             $.042          $.042
                                                                      ========      ========          ========       ========


- -------------------

(1) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                        Six-Month Period
                                                                                          Ended June 30,
                                                                                -------------------------------
                                                                                     1996               1995
                                                                                     ----               ----
                                                                                         (in thousands)
Cash Flows from Operating Activities:
  Net income                                                                    $    32,476          $  26,273
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes                             7,064              3,686
    Depreciation                                                                      2,885              2,499
    Amortization                                                                     (1,326)            (1,191)
    (Gain)/loss on sale of loans, investment and
      mortgage-backed securities and real estate owned                                 (227)             1,886
    Net change in:
      Loans held for resale                                                          51,200             (7,939)
      Accrued interest receivable                                                    (7,015)            (4,145)
      Prepaid expenses and other assets                                             (18,733)            (7,580)
      Other liabilities                                                                 813              1,871
                                                                                -----------          ---------

Net cash provided by operating activities                                            67,137             15,360
                                                                                -----------          ---------

Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                                            514,964             33,424
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                                             66,199                 -
      Held-to-maturity                                                              262,198             92,406
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                                           (172,955)            (6,916)
      Held-to-maturity                                                             (750,867)          (336,815)
  Proceeds from sales of loans                                                        2,421              2,346
  Purchase of loans                                                                (609,974)           (75,455)
  Net change in loans other than purchases and sales                               (365,631)           (81,751)
  Proceeds from sales of premises and equipment                                       1,669             10,392
  Purchases of premises and equipment                                                (2,858)           (10,051)
  Proceeds from sale of real estate owned                                             2,652              2,948
  Net cash received from business combinations                                        4,983                 -
                                                                                -----------          ---------

Net cash used by investing activities                                            (1,047,199)          (369,472)
                                                                                -----------          ---------

Cash Flows from Financing Activities:
  Assumption of deposits                                                                 -             748,631
  Net decrease in deposits                                                         (184,177)            (4,219)
  Net increase/(decrease)in short-term borrowings                                   773,922           (550,772)
  Proceeds from long-term borrowings                                                385,000             69,499
  Repayments of long-term borrowings                                                     -                (714)
  Net increase in advance payments by
    borrowers for taxes and insurance                                                12,443             10,304
  Proceeds from issuance of common stock                                              2,271              1,567
  Proceeds from issuance of preferred stock                                              -              96,660
  Cash dividends paid                                                                (5,261)            (2,093)
  Advance to the Employee Stock Ownership Plan                                       (5,000)           (20,000)
                                                                                -----------          ---------

Net cash provided by financing activities                                           979,198            348,863
                                                                                -----------          ---------

Net change in cash and cash equivalents                                                (864)            (5,249)
Cash and cash equivalents at beginning of period                                    147,771            139,401
                                                                                -----------          ---------

Cash and cash equivalents at end of period                                      $   146,907          $ 134,152
                                                                                ===========          =========

Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                               $   141,155          $ 104,638
Interest-earning deposits                                                             5,752             29,514
                                                                                -----------          ---------

                                                                                $   146,907          $ 134,152
                                                                                ===========          =========


Supplemental Disclosures:

Income tax payments totaled $20.3 million for the six-month period ended June 30, 1996 and $11.6 million for the same period in 1995. Interest payments totaled $176.5 million for the six-month period ended June 30, 1996 and $143.0 million for the same period in 1995. Noncash activity consisted of mortgage loan securitization of $256.7 million for the six-month period ended June 30, 1996 and $30.5 million for the same period in 1995; reclassification of long-term borrowings to short-term borrowings of $176.7 million for the six-month period ended June 30, 1996 and $226.4 million for the same period in 1995; reclassification of mortgage loans to real estate owned of $3.1 million for the six-month period ended June 30, 1996 and $3.6 million for the same period in 1995.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank"), Sovereign Investment Company and Sovereign Community Bank, formerly Colonial State Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual result could differ from those estimates.

     The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995.


(2)     EARNINGS PER SHARE

     Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month and six-month periods ended June 30, 1996 were 59.5 million and 59.2 million compared to 56.3 million and 53.9 million for the same periods in 1995. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

        The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)



                                                                      June 30, 1996
                                                                      -------------

                                              Amortized           Unrealized          Unrealized           Fair
                                                Cost             Appreciation        Depreciation          Value
                                              ---------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency                        $    4,974            $    27             $    -           $    5,001
  Equity Securities                             233,859              1,264                 417             234,706

Mortgage-backed Securities:
  FHLMC                                              -                  -                   -                   -
  FNMA                                               -                  -                   -                   -
  GNMA                                               -                  -                   -                   -
  Collateralized mortgage
    obligations                                 237,163              2,092                 415             238,840
                                             ----------            -------             -------          ----------

Total investment and
  mortgage-backed securities
  available-for-sale                         $ 475,996             $ 3,383             $   832          $ 478,547
                                             =========             =======             =======          =========



                                                                     December 31, 1995
                                                                     -----------------

                                              Amortized           Unrealized          Unrealized           Fair
                                                Cost             Appreciation        Depreciation          Value
                                              ---------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency                          $150,242            $   131               $1,264           $149,109
  Equity Securities                             135,494              1,166                   89            136,571

Mortgage-backed Securities:
  FHLMC                                         156,123                763                1,357            155,529
  FNMA                                          136,861              2,241                  657            138,445
  GNMA                                           59,215              2,697                   -              61,912
  Collateralized mortgage
    obligations                                 245,037              3,568                  662            247,943
                                               --------           --------               ------            -------

Total investment and
  mortgage-backed securities
  available-for-sale                           $882,972            $10,566               $4,029           $889,509
                                               ========            =======               ======           ========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment and mortgage-backed securities held-to-maturity at the dates indicated: (dollars in thousands)



                                                                         June 30,1996
                                                                         ------------

                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                              ---------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency                        $    8,777            $    23             $    22          $    8,778
  Corporate securities                               -                  -                   -                   -
  Other securities                                1,730                 27                  -                1,757

Mortgage-backed Securities:
  FHLMC                                         153,492                688               6,478             147,702
  FNMA                                          205,430                302               7,954             197,778
  GNMA                                          197,063              1,430               1,706             196,787
  RTC                                            26,519                 -                4,480              22,039
  Private issues                                267,959                187              11,866             256,280
  Collateralized mortgage
    obligations                               1,719,777              1,589              25,613           1,695,753
                                             ----------            -------             -------          ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                           $2,580,747            $ 4,246             $58,119          $2,526,874
                                             ==========            =======             =======          ==========



                                                                     December 31, 1995
                                                                     -----------------

                                              Amortized           Unrealized          Unrealized          Fair
                                                Cost             Appreciation        Depreciation         Value
                                              ---------          ------------        ------------         -----
Investment Securities:
  U.S. Treasury and
    government agency                        $    4,993            $    37             $    -           $    5,030
  Corporate securities                            1,010                 60                  -                1,070
  Other securities                                  482                 -                   -                  482

Mortgage-backed Securities:
  FHLMC                                         168,713              1,730               1,274             169,169
  FNMA                                          221,046              1,240               2,026             220,260
  GNMA                                          170,064              6,548                  80             176,532
  RTC                                            28,954                 -                4,456              24,498
  Private issues                                284,640                622               2,626             282,636
  Collateralized mortgage
    obligations                               1,197,310             10,556                 187           1,207,679
                                             ----------            -------             -------          ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                           $2,077,212            $20,793             $10,649          $2,087,356
                                             ==========            =======             =======          ==========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:
(dollars in thousands)


                                                                    June 30, 1996                  December 31, 1995
                                                                    -------------                  -----------------

                                                                  Amount           Percent         Amount           Percent
                                                                  ------           -------         ------           -------
Residential real estate loans                                   $4,723,421          82.62%       $3,998,048          85.53%

Real estate construction loans:
  Residential (net of loans in process
    of $42,811 and $23,365, respectively)                           47,599            .83            38,151            .82

  Residential development (net of loans
    in process of $0 and $736,
    respectively)                                                    1,781            .03             1,676            .04

Multi-family loans                                                  68,900           1.21            75,218           1.61

Home equity loans                                                  474,163           8.29           456,922           9.77
                                                                ----------         ------         ---------         ------

     Total Residential Loans                                     5,315,864          92.98         4,570,015          97.77

Commercial real estate loans                                        51,754            .90            47,177           1.01

Commercial loans                                                    75,815           1.33            15,831            .34

Consumer loans                                                     273,628           4.79            41,341            .88
                                                                ----------         ------        ----------         ------

     Total Loans                                                $5,717,061         100.00%       $4,674,364         100.00%
                                                                ==========         ======        ==========         ======


Total Loans with:
  Fixed rates                                                   $1,775,116          31.05%       $1,134,542          24.27%
  Variable rates                                                 3,941,945          68.95         3,539,822          75.73
                                                                ----------         ------        ----------         ------
     Total Loans                                                $5,717,061         100.00%       $4,674,364         100.00%
                                                                ==========         ======        ==========         ======


                                     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)
                                                    (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)


                                                June 30, 1996                                 December 31, 1995
                                                -------------                                 -----------------

                                                                     Weighted                                        Weighted
                                                                     Average                                         Average
  Account Type                            Amount       Percent        Rate               Amount        Percent        Rate
  ------------                            ------       -------       --------            ------        -------        -----
Retail certificates                    $2,593,069        52.47%        5.21%           $2,731,009        54.20%        5.48%
Jumbo certificates                         87,376         1.77         5.41               112,063         2.22         5.70
Savings accounts                        1,001,226        20.26         2.37               925,842        18.37         2.31
Demand deposit accounts                   203,720         4.12           -                168,757         3.35           -
NOW accounts                              404,567         8.19         1.26               380,475         7.55         1.26
Money market accounts                     651,939        13.19         3.97               720,997        14.31         4.36
                                       ----------       ------         ----            ----------       ------         ----

  Total Deposits                       $4,941,897       100.00%        3.94%           $5,039,143       100.00%        4.24%
                                       ==========       ======         ====            ==========       ======         ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)


                                                 June 30, 1996                      December 31, 1995
                                                 -------------                      -----------------

                                                                Weighted                             Weighted
                                                                Average                              Average
                                               Balance           Rate              Balance            Rate
                                               -------          -------            -------           --------
Securities sold under
  repurchase agreements                      $  255,901          5.50%           $  382,279           6.38%
FHLB advances                                 3,260,802          5.70             1,979,551           5.75
Other borrowings                                167,509          7.46               168,826           7.49
                                             ----------          ----            ----------           ----

  Total Borrowings                           $3,684,212          5.77%           $2,530,656           5.96%
                                             ==========          ====            ==========           ====



                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(8)  INTEREST RATE EXCHANGE AGREEMENTS

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated: (dollars in thousands)



                                                                June 30, 1996
                                                                -------------

                                                                                                Weighted
                                                                                                Average
                                          Notional           Book            Estimated          Maturity
                                           Amount            Value           Fair Value         In Years
                                         ----------         ------           ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)        $   723,424      $      --        $   (18,019)             4.1
  Pay fixed-receive variable (2)            421,139             --              1,838              2.8
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)             50,000             --             (2,516)             4.1
  Pay fixed-receive variable (4)            880,000             --              3,951              2.3
Interest rate caps (5)                      750,000           10,605           10,087              3.4
                                         -----------       ---------         --------
                                         $ 2,824,563       $  10,605         $ (4,659)
                                         ===========       =========         ========


                                                                  December 31, 1995
                                                                  -----------------

                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                             ----------          -----           ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  585,429          $    -           $(4,066)            4.2
  Pay fixed-receive variable (2)                295,701               -            (3,653)            3.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                 50,000               -              (837)            4.6
  Pay fixed-receive variable (4)                280,000               -            (2,780)            1.8
Interest rate caps (5)                        1,446,000          12,777             1,463             1.6
                                             ----------         -------           -------
                                             $2,657,130         $12,777           $(9,873)
                                             ==========         =======           =======



- -----------------------
(1) The weighted average pay rate was 5.34% and 5.56% and the weighted average receive rate was 5.93% and 5.61% at June 30, 1996 and December 31, 1995, respectively.
(2) The weighted average pay rate was 6.77% and 6.87% and the weighted average receive rate was 6.20% and 6.92% at June 30, 1996 and December 31, 1995, respectively.
(3) The weighted average pay rate was 6.91% and 7.28% and the weighted average receive rate was 6.75% and 6.75% at June 30, 1996 and December 31, 1995, respectively.
(4) The weighted average pay rate was 5.25% and 5.91% and the weighted average receive rate was 5.49% and 5.89% at June 30, 1996 and December 31, 1995, respectively.
(5) The weighted average contract rate was 5.83% and 6.36% at June 30, 1996 and December 31, 1995, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)



                                                   Amortizing             Non-Amortizing             Interest
                                                    Interest                 Interest                  Rate
                                                   Rate Swaps               Rate Swaps                 Caps
                                                   ----------             --------------             --------
Balance, December 31, 1995                         $  881,130                $330,000               $1,446,000
                                                   ----------                --------               ----------

  Additions                                                -                  400,000                       -
  Maturities/Amortization                              13,487                      -                   200,000
  Terminations                                             -                       -                        -
                                                   ----------                --------               ---------

Balance, March 31, 1996                            $  867,643                $730,000               $1,246,000
                                                   ----------                --------               ----------

  Additions                                           300,000                 200,000                  500,000
  Maturities/Amortization                              23,080                      -                        -
  Terminations                                             -                       -                   996,000
                                                   ----------                 -------               ----------

Balance, June 30, 1996                             $1,144,563                $930,000               $  750,000
                                                   ==========                ========               ==========




(9)  ACQUISITIONS

     On June 25, 1996, Sovereign executed a Definitive Agreement to acquire First State Financial Services ("First State"), a $666 million holding company headquartered in West Caldwell, New Jersey. First State's sole banking subsidiary, First Dewitt Bank, operates 13 branch offices located in central and northern New Jersey. The transaction will add loans of approximately $540 million and deposits of approximately $590 million to Sovereign's balance sheet. The terms of the agreement call for Sovereign to exchange $14.75 in Sovereign common stock (subject to adjustment) for each share of First State common stock. Sovereign expects to issue 5.8 million new shares in connection with the transaction, which will be tax-free to First State and First State's shareholders. Sovereign expects the transaction will close late in the fourth quarter of 1996 or early in the first quarter of 1997.

     On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. Sovereign acquired approximately $100 million in assets consisting principally of investment securities and loans and assumed approximately $73 million of deposit liabilities. West Jersey shareholders received .8335 shares of Sovereign common stock in exchange for each share of West Jersey common stock, or $8.91 per share. Sovereign issued approximately 1.7 million new shares of common stock in connection with the transaction, which will be tax-free to West Jersey and West Jersey shareholders.

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

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996 and the effect of adoption was not material.


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

     In order to accelerate the recapitalization of the SAIF, it has been proposed that SAIF-insured institutions such as Sovereign Bank be assessed a one-time charge of between 85 and 90 basis points of their insured deposits as of March 31, 1995. If enacted, this assessment would result in a pre-tax charge to Sovereign Bank's earnings of approximately $36.0 million to $38.1 million. This charge would have a significant negative impact on earnings in the period enacted. In accordance with FASB guidance on this specific issue, no liability or charge for this assessment is included in the June 30, 1996 financial statements.

     Sovereign has executed eight merger transactions since 1990 which have resulted in the acquisition of loans and/or deposits of SAIF-insured institutions which were accounted for under the purchase method of accounting. At the time of acquisition, Sovereign had in good faith assumed that these

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


entities would be able to effectively compete with commercial banks in their respective regions for the acquisition of customer loans and deposits.

     As a result of the BIF/SAIF assessment rate disparity and potential recapitalization described above, Sovereign has been placed in a significant competitive disadvantage in the markets it serves. Because commercial banks currently pay an annual deposit premium which is on average 24 basis points less than the assessment charged to savings banks, commercial banks are able to more aggressively price loans and deposits. As long as commercial banks maintain this pricing advantage over Sovereign, it will become increasingly difficult for Sovereign to maintain and grow its customer base.

     While it is uncertain how long this BIF/SAIF assessment rate disparity will remain in the marketplace, Sovereign believes that over time this inconsistency may impact the value of Sovereign's franchise. Sovereign is currently monitoring this issue, and if it determines in future periods that a material impairment to franchise value has occurred, it will record this impairment in accordance with generally accepted accounting principles.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended June 30, 1996 was $16.8 million, an increase of 19% when compared to net income of $14.1 million for the three-month period ended June 30, 1995. Earnings per share for the three-month period ended June 30, 1996 were $.28 per share, an increase of 12% when compared to $.25 for the same period in 1995. Net income for the six-month period ended June 30, 1996 was $32.5 million or $.55 per share compared to $26.3 million or $.49 per share for the same period in 1995. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity and return on average assets were 14.57% and .77%, respectively, for the six-month period ended June 30, 1996 compared to 15.25% and .76%, respectively, for the same period in 1995.


Net Interest Income

        Net interest income for the three-month and six-month periods ended June 30, 1996 was $54.9 million and $105.8 million compared to $41.4 million and $84.1 million for the same periods in 1995. The increase is attributable to an increase in average balances resulting from internal growth and recent acquisitions. Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) was 2.54% for the six-month period ended June 30, 1996 compared to 2.46% for the same period in 1995.

     Interest on investment and mortgage-backed securities available-for-sale was $7.2 million and $16.1 million for the three-month and six-month periods ended June 30, 1996 compared to $1.3 million and $2.6 million for the same periods in 1995. The average balance of investment and mortgage-backed securities available-for-sale was $475.4 million with an average yield of 6.79% for the six-month period ended June 30, 1996 compared to an average balance of $81.3 million with an average yield of 6.79% for the same period in 1995. The increase in average balance is a result of the reclassification of $750.2 million of securities from held-to-maturity to available-for-sale in December 1995.

     Interest on investment and mortgage-backed securities held-to-maturity was $45.6 million and $85.2 million for the three-month and six-month periods ended June 30, 1996 compared to $34.5 million and $66.2 million for the same periods in 1995. The average balance of investment and mortgage-backed securities held-to-maturity was $2.39 billion with an average yield of 7.14% for the six-month period ended June 30, 1996 compared to an average balance of $1.95 billion with an average yield of 6.80% for the same period in 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest and fees on loans were $96.6 million and $187.3 million for the three-month and six-month periods ended June 30, 1996 compared to $79.7 million and $156.9 million for the same periods in 1995. The average balance of loans was $5.06 billion with an average yield of 7.40% for the six-month period ended June 30, 1996 compared to an average balance of $4.41 billion with an average yield of 7.12% for the same period in 1995. The increase in the average balance of loans is primarily due to the origination of new loans.

     Interest on deposits was $48.4 million and $100.1 million for the three-month and six-month periods ended June 30, 1996 compared to $52.4 million and $101.7 million for the same periods in 1995. The average balance of deposits was $4.94 billion with an average cost of 4.07% for the six-month period ended June 30, 1996 compared to an average balance of $4.95 billion with an average cost of 4.15% for the same period in 1995. Despite a general rise in interest rates, the cost of deposits has decreased due to increased balances of lower interest rate deposit products.

     Interest on borrowings was $46.9 million and $84.2 million for the three-month and six-month periods ended June 30, 1996 compared to $22.5 million and $41.8 million for the same periods in 1995. The average balance of borrowings was $2.85 billion with an average cost of 5.94% for the six-month period ended June 30, 1996 compared to an average balance of $1.45 billion with an average cost of 5.78% for the same period in 1995. The increase in the average balance of borrowings is the result of balance sheet growth being funded principally by borrowings. The cost of borrowings has increased due to a general rise in interest rates.

Provision for Possible Loan Losses

        The provision for possible loan losses was $516,000 and $1.0 million for the three-month and six-month periods ended June 30, 1996 compared to $250,000 and $500,000 for the same periods in 1995. See "Financial Condition - Loan Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                              Six-Month Period Ended June 30,
                                                1996               1995
                                              -------             -------
Allowance, beginning of period                $34,856             $36,289

Charge-offs:
  Residential                                   1,713               1,448
  Consumer                                        466                 279
  Commercial Real Estate                           56                 481
                                              -------             -------
      Total Charge-offs                         2,235               2,208
                                              -------             -------

Recoveries:
  Residential                                     175                 209
  Consumer                                         30                  13
  Commercial Real Estate                           64                  -
                                              -------             ------
      Total Recoveries                            269                 222
                                              -------             -------

Charge-offs, net of recoveries                  1,966               1,986
Provision for possible loan losses              1,016                 500
Acquired reserves and other additions             714                  -
                                              -------             ------
Allowance, end of period                      $34,620             $34,803
                                              =======             =======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Other Income

        Other income was $5.4 million and $10.3 million for the three-month and six-month periods ended June 30, 1996, compared to $9.3 million and $14.2 million for the same periods in 1995.

     Other loan fees and service charges were $1.3 million and $2.4 million for the three-month and six-month periods ended June 30, 1996 compared to $1.1 million and $2.3 million for the same periods in 1995. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $4.49 billion of its own loans and $1.11 billion of loans for others at June 30, 1996 compared to $3.82 billion of its own loans and $852.0 million of loans for others at June 30, 1995.

     Deposit fees were $2.7 million and $5.1 million for the three-month and six-month periods ended June 30, 1996 compared to $1.9 million and $4.2 million for the same periods in 1995. This increase is primarily the result of an increase in the number of transaction accounts and recent acquisitions.

     Mortgage banking gains were $442,000 and $929,000 for the three-month and six-month periods ended June 30, 1996 compared to $4.1 million and $4.8 million for the same periods in 1995. This decrease is largely due to a non-recurring gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights in May 1995.

     Miscellaneous income was $967,000 and $1.6 million for the three-month and six-month periods ended June 30, 1996 compared to $2.1 million and $2.8 million for the same periods in 1995. This decrease is primarily due to a non-recurring gain of $1.5 million from the sale of deposits in April 1995.


General and Administrative Expenses

        Total general and administrative expenses were $29.9 million and $56.9 million for the three-month and six-month periods ended June 30, 1996 compared to $25.7 million and $51.0 million for the same periods in 1995. The ratio of general and administrative expenses to average assets for the three-month period ended June 30, 1996 was 1.39% compared to 1.50% for the same period in 1995. This improvement in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances.

    Other operating expenses were $2.8 million and $5.8 million for the three-month and six-month periods ended June 30, 1996 compared to $3.2 million and $6.7 million for the same periods in 1995.

Income Tax Provision

     The income tax provision was $10.3 million and $19.9 million for the three-month and six-month periods ended June 30, 1996 compared to $7.3 million and $13.8 million for the same periods in 1995. The effective tax rate for both the three-month and six-month periods ended June 30, 1996 was 38.0% compared to 34.2% and 34.4% for the same periods in 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at June 30, 1996 was $5.72 billion compared to $4.67 billion at December 31, 1995. This increase is the result of record level residential first mortgage loan closings. During the six-month period ended June 30, 1996, Sovereign closed approximately $1.35 billion of first mortgage loans including approximately $1.11 billion of variable rate mortgage loans. This compares to first mortgage loan closings of $283.3 million including approximately $195.0 million of variable rate mortgage loans for the same period in 1995.

     Sovereign is currently placing an increased emphasis on commercial loan and consumer loan originations. As a result, during the six-month period ended June 30, 1996, Sovereign closed $42.4 million of commercial loans and approximately $321.4 million of consumer loans, including the purchase of $200.0 million of government guaranteed student loans. These results compare to $3.1 million of commercial loans and $85.5 million of consumer loans closed during the same period in 1995.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result, 83% of Sovereign's total loan portfolio is secured by residential real estate and 69% of the total loan portfolio is comprised of variable rate loans. At June 30, 1996, Sovereign's total loan portfolio included $4.72 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties and $474.2 million of home equity loans secured primarily by second mortgages on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending, at June 30, 1996, Sovereign's total loan portfolio also included $273.6 million of consumer loans and $75.8 million of commercial loans.

     Sovereign places substantially all loans 90 days or more delinquent on non-performing status. At June 30, 1996, Sovereign's non-performing assets were $45.4 million compared to $43.7 million at December 31, 1995. The ratio of non-performing assets to total assets was .49% at June 30, 1996 compared to .54% at December 31, 1995.

     At June 30, 1996, 87% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 84% at December 31, 1995. Historically, losses on disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. Non-performing assets at June 30, 1996 include $3.9 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                  June 30,       December 31,
                                                   1996              1995
                                                  --------       ------------
Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
      Residential                                 $35,887           $33,580
      Other                                         4,155             3,902

    Past due less than 90 days as to
    interest and principal:
      Residential                                     642               644
      Other                                           733               739
                                                  -------           -------

Total Non-Accrual Loans                            41,417            38,865

Restructured Loans                                    146               296
                                                  -------           -------

Total Non-Performing Loans                         41,563            39,161
                                                  -------           -------

Real Estate Owned:
      Residential                                   3,167             2,437
      Other                                           701             2,076
                                                  -------           -------
Total Real Estate Owned                             3,868             4,513
                                                  -------           -------

TOTAL NON-PERFORMING ASSETS                        45,431            43,674
                                                  -------           -------


Past due 90 days or more as to
interest or principal and
accruing interest                                      97                -

Non-performing assets and loans
past due 90 days or more and
accruing                                          $45,528           $43,674
                                                  =======           =======

Non-Performing Assets as a
percentage of Total Assets                            .49%              .54%

Non-Performing Loans as a
percentage of Total Loans                             .72%              .83%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                 .79%              .92%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                         75.39%            78.95%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                          82.41%            88.05%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At June 30, 1996, the allowance for possible loan losses was $34.6 million or .61% of loans compared to $34.9 million or .75% of loans at December 31, 1995.


     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)


                                    June 30,               December 31,
                                      1996                     1995
                                -----------------       ---------------------
Balance at End of
Period Attributable to          Amount    Percent       Amount        Percent
- ----------------------          ------    -------       ------        -------
Residential real estate        $11,944     34.50%      $10,520         30.18%
Commercial real estate           1,253      3.62           698          2.00
Commercial                         318       .92           181           .52
Consumer                         5,156     14.89         4,190         12.02
Unallocated                     15,949     46.07        19,267         55.28
                               -------    ------       -------        ------
  Total                        $34,620    100.00%      $34,856        100.00%
                               =======    ======       =======        ======


     Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $4.3 million at June 30, 1996. These loans consist of $2.7 million of multi-family loans, $1.4 million of commercial real estate loans and $189,000 of consumer loans.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At June 30, 1996, total investment and mortgage-backed securities available-for-sale were $478.5 million compared to $889.5 million at December 31, 1995 and investment and mortgage-backed securities held-to- maturity were $2.58 billion compared to $2.08 billion at December 31, 1995. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996 and the effect of adoption was not material.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at June 30, 1996 were $117.4 million compared to $123.2 million at December 31, 1995.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at June 30, 1996 were $4.94 billion, compared to $5.04 billion at December 31, 1995. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at June 30, 1996 were $3.68 billion of which $2.44 billion were short-term compared to $2.53 billion of which $1.51 billion were short-term at December 31, 1995. This increase in short-term borrowings is the result of balance sheet growth being funded principally by borrowings. For additional information on borrowings, see Note 7 in the Notes to Consolidated Financial Statements.


Stockholders' Equity

     Total stockholders' equity at June 30, 1996 was $461.5 million compared to $427.0 million at December 31, 1995. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP and the acquisition of West Jersey.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio was 5.77% for June 30, 1996.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At June 30, 1996, Sovereign had $2.43 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the six-month period ended June 30, 1996, cash and cash equivalents decreased $864,000. Net cash provided by operating activities was $67.1 million for the six-month period ended June 30, 1996. Net cash used by investing activities for the six-month period ended June 30, 1996 was $1.05 billion consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity and loans, partially offset by proceeds from sales of investment and mortgage-backed securities available-for-sale. Net cash used for purchases of loans was $610.0 million for the six-month period ended June 30, 1996, an increase of $534.5 million over the same period last year. This increase is primarily attributable to the purchase of $200.0 million of government guaranteed student loans and increased purchases of residential mortgage loans through the secondary market. Sovereign anticipates that this purchasing activity in the secondary market will continue in the future as long as market conditions remain favorable. Net cash provided by financing activities for the six-month period ended June 30, 1996 was $979.2 million which includes an increase in short-term borrowings of $773.9 million which was partially offset by a decrease in deposits.

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

     At June 30, 1996, Sovereign Bank and Sovereign Community Bank are both classified as well capitalized and are in compliance with all capital requirements. Management anticipates that Sovereign Bank and Sovereign Community Bank will each continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp, Sovereign Bank and Sovereign Community Bank and the current regulatory requirements at June 30, 1996:


                                                              Sovereign
                                     Sovereign     Sovereign  Community
                                     Bancorp (1)     Bank        Bank     Requirement
                                     -----------   ---------  ---------   -----------
  Stockholders' equity to
    total assets                       5.02%          6.31%     12.42%        None
  Tangible capital to tangible
    assets                             3.78           5.09       8.71         1.50%
  Leverage (core) capital to
    tangible assets                    3.78           5.09       8.71         3.00
  Leverage (core) capital to
    risk adjusted assets               8.40          11.54      19.90         4.00
  Risk-based capital to risk
    adjusted assets                   13.35          12.27      21.15         8.00


- --------------------
(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and borrowing repricing in its

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


computation, Sovereign estimates that its cumulative one year gap position was a negative 5.62% at June 30, 1996.

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


Item 6 - Reports on Form 8-K.



           Report on Form 8-K, dated May 31, 1996 (date of earliest event May 31, 1996), contained a press release announcing Sovereign's completion of the acquisition of West Jersey Bancshares, Inc.

           Report on Form 8-K, dated July 29, 1996 (date of earliest event - July 15, 1996), contained a press release announcing Sovereign's earnings for the second quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SOVEREIGN BANCORP, INC.
                                          ------------------------------
                                                  (Registrant)






Date      August 13, 1996          /s/ Mark R. McCollom
     -------------------------     -----------------------------
                                             Mark R. McCollom
                                         Chief Accounting Officer






Date      August 13, 1996          /s/ Lawrence M. Thompson, Jr.
     -------------------------     ----------------------------
                                           Lawrence M. Thompson, Jr.
                                   Chief Administrative Officer and Secretary