Form 10-Q
period 1996-09-30
SOVEREIGN BANCORP INC
filed 1996-11-14
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                        23-2453088
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
-----------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number:  (610) 320-8400


                                N/A
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No    .
                                     -----   ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at November 13, 1996
--------------------------                    --------------------------------
Common Stock (no par value)                         49,342,712 shares

Preferred Stock (no par value)                       2,000,000 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                          Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at September 30, 1996
             and December 31, 1995                                         3


             Consolidated Statements of Operations for the three-
             month and nine-month periods ended September 30,
             1996 and 1995                                                 4


             Consolidated Statements of Cash Flows for the nine-
             month periods ended September 30, 1996 and 1995               5


             Notes to Consolidated Financial Statements                 6 - 13


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           14 - 24


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                        25


PART III.  FINANCIAL DATA SCHEDULE                                        26


SIGNATURES                                                                27

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,          December 31,
                                                                                  1996                   1995
                                                                              -------------          ------------
                                                                               (Unaudited)              (Note)
                                                                                     (in thousands, except
                                                                                        per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                                   $  122,973             $  130,841
  Interest-earning deposits                                                       19,479                 16,930
  Loans held for resale (approximate fair
    value of $14,483 and $71,297 at
    September 30, 1996 and December 31, 1995,
    respectively)                                                                 14,324                 70,512
  Investment and mortgage-backed securities
    available-for-sale                                                           526,700                889,509
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,434,266 and $2,087,356 at September 30,
    1996 and December 31, 1995, respectively)                                  2,478,239              2,077,212
  Loans                                                                        5,990,552              4,674,364
  Allowance for possible loan losses                                             (34,018)               (34,856)
  Premises and equipment                                                          53,869                 56,951
  Real estate owned                                                                4,774                  4,514
  Accrued interest receivable                                                     52,490                 42,785
  Goodwill and other intangible assets                                           114,524                123,243
  Other assets                                                                    20,730                 26,282
                                                                              ----------             ----------
      TOTAL ASSETS                                                            $9,364,636             $8,078,287
                                                                              ==========             ==========

LIABILITIES
  Deposits                                                                    $5,007,118             $5,039,143
  Borrowings:
    Short-term                                                                 2,621,199              1,512,720
    Long-term                                                                  1,193,629              1,017,936
  Advance payments by borrowers
    for taxes and insurance                                                       20,866                 22,117
  Other liabilities                                                               61,743                 59,346
                                                                              ----------             ----------
      TOTAL LIABILITIES                                                        8,904,555              7,651,262
                                                                              ----------             ----------


STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 2,000,000 shares issued at September 30, 1996
    and December 31, 1995, respectively                                           96,446                 96,446
  Common stock; no par value;
    100,000,000 shares authorized;
    52,912,514 shares issued at September 30,
    1996 and 48,438,944 shares issued at
    December 31, 1995                                                            276,498                248,875
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    3,198,036 shares at September 30, 1996
    and 2,974,346 at December 31, 1995, respectively                             (30,278)               (28,772)
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                                 1,989                  3,988
  Retained earnings                                                              115,452                106,488
  Treasury stock at cost; 2,556 shares
    at September 30, 1996                                                            (26)                   --
                                                                              ----------             ----------
      TOTAL STOCKHOLDERS' EQUITY                                                 460,081                427,025
                                                                              ----------             ----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                  $9,364,636             $8,078,287
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three-Month Period              Nine-Month Period
                                                                       Ended September 30,             Ended September 30,
                                                                       -------------------             -------------------
                                                                         1996         1995             1996          1995
                                                                         ----         ----             ----          ----
                                                                               (in thousands, except per share data)
Interest income:
  Interest on interest-earning deposits                               $    785       $ 1,037          $  2,350       $  2,930
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                                   8,083         1,683            24,192          4,270
  Interest and dividends on investment
    and mortgage-backed securities
    held-for-maturity                                                   45,174        41,776           130,345        108,018
  Interest and fees on loans                                           107,633        84,331           294,907        241,238
                                                                      --------      --------          --------        -------
      Total interest income                                            161,675       128,827           451,794        356,456
                                                                      --------      --------          --------        -------
Interest expense:
  Interest on deposits                                                  50,356        53,678           150,453        155,418
  Interest on borrowings                                                56,103        31,472           140,332         73,250
                                                                      --------      --------          --------        -------
      Total interest expense                                           106,459        85,150           290,785        228,668
                                                                      --------      --------          --------        -------
Net interest income                                                     55,216        43,677           161,009        127,788
Provision for possible loan losses                                         500           250             1,516            750
                                                                      --------      --------          --------        -------
Net interest income after provision for
  possible loan losses                                                  54,716        43,427           159,493        127,038
                                                                      --------      --------          --------        -------
Other income:
  Other loan fees and service charges                                    1,348         1,053             3,749          3,349
  Deposit fees                                                           2,852         2,211             7,993          6,396
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                                   1,360            36             1,538            172
  Gain on sale of loans held for resale                                    239           757             1,168          5,546
  Miscellaneous income                                                     935           837             2,584          3,592
                                                                      --------      --------          --------        -------
      Total other income                                                 6,734         4,894            17,032         19,055
                                                                      --------      --------          --------        -------
General and administrative expenses:
  Salaries and employee benefits                                        14,298         9,960            38,380         30,297
  Occupancy and equipment expenses                                       5,387         4,526            16,533         14,369
  Outside services                                                       3,986         2,213            10,572          7,978
  Deposit insurance premiums                                             2,343         2,867             7,244          8,459
  Advertising                                                              682           724             3,019          3,191
  Other administrative expenses                                          3,854         3,391            11,658         10,393
                                                                      --------      --------           -------         ------
      Total general and administrative expenses                         30,550        23,681            87,406         74,687
                                                                      --------      --------           -------         ------
Other operating expenses:
  Non-recurring SAIF assessment                                         27,818           --             27,818            --
  Amortization of goodwill and other intangibles                         2,942         2,998             8,829          9,078
  Real estate owned losses/(gains), net                                    106          (232)               57            403
                                                                      --------      --------           -------         ------
      Total other operating expenses                                    30,866         2,766            36,704          9,481
                                                                      --------      --------           -------         ------
Income before income taxes                                                  34        21,874            52,415         61,925
Income tax provision                                                         6         7,436            19,911         21,214
                                                                      --------      --------          --------       --------
Net Income (2)                                                        $     28      $ 14,438          $ 32,504       $ 40,711
                                                                      ========      ========          ========       ========
Net (Loss)/Income Applicable to Common Stock                          $ (1,534)     $ 12,875          $ 27,817       $ 37,585
                                                                      ========      ========          ========       ========
Earnings per share (1) (2)                                                $.00          $.24              $.55           $.73
                                                                      ========      ========          ========       ========
Dividends per share (1)                                                  $.021         $.021             $.063          $.063
                                                                      ========      ========          ========       ========

(1) Per share amounts have been adjusted to reflect all stock dividends and stock splits.
(2) Excluding the non-recurring SAIF assessment of $27.8 million paid in September 1996, net income and earnings per share were $17.3 million and $.29 per share, respectively, for the three-month period ended September 30, 1996 and $49.8 million and $.84 per share, respectively, for the nine-month period ended September 30, 1996.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine-Month Period
                                                                                        Ended September 30,
                                                                                -----------------------------------
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                          (in thousands)
Cash Flows from Operating Activities:
  Net income                                                                    $    32,504            $    40,711
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes                             7,564                  3,936
    Depreciation                                                                      4,402                  3,734
    Amortization                                                                      2,781                  1,331
     Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned                                 (744)                (1,480)
    Net change in:
      Loans held for resale                                                          56,188                (32,114)
      Accrued interest receivable                                                    (9,151)               (10,797)
      Prepaid expenses and other assets                                               1,053                  4,521
      Other liabilities                                                               1,359                  3,790
                                                                                -----------             ----------
Net cash provided by operating activities                                            95,956                 13,632
                                                                                -----------             ----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                                            519,227                 36,285
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                                             90,800                    --
      Held-to-maturity                                                              366,488                179,127
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                                           (248,060)               (64,719)
      Held-to-maturity                                                             (750,867)            (1,082,382)
  Proceeds from sales of loans                                                        6,219                  5,954
  Purchase of loans                                                                (666,412)              (228,449)
  Net change in loans other than purchases and sales                               (580,134)               (52,523)
  Proceeds from sales of premises and equipment                                       2,527                 10,497
  Purchases of premises and equipment                                                (3,305)               (11,946)
  Proceeds from sale of real estate owned                                             4,345                  4,328
  Net cash received from business combinations                                        4,983                    --
                                                                                -----------             ----------
Net cash used by investing activities                                            (1,254,189)            (1,203,828)
                                                                                -----------             ----------

Cash Flows from Financing Activities:
  Assumption of deposits                                                                --                 748,631
  Net (decrease)/increase in deposits                                              (118,671)               152,958
  Net increase/(decrease)in short-term borrowings                                   502,786               (509,309)
  Proceeds from long-term borrowings                                                785,001                732,499
  Repayments of long-term borrowings                                                    --                    (714)
  Net increase in advance payments by
    borrowers for taxes and insurance                                                (1,366)                (6,477)
  Proceeds from issuance of common stock                                              3,114                  2,238
  Proceeds from issuance of preferred stock                                             --                  96,660
  Cash dividends paid                                                                (7,924)                (6,284)
  Advance to the Employee Stock Ownership Plan                                      (10,000)               (30,000)
  Purchase of Treasury Stock                                                            (26)                   --
                                                                                -----------            -----------
Net cash provided by financing activities                                         1,152,914              1,180,202
                                                                                -----------            -----------
Net change in cash and cash equivalents                                              (5,319)                (9,994)
Cash and cash equivalents at beginning of period                                    147,771                 39,401
                                                                                -----------            -----------
Cash and cash equivalents at end of period                                      $   142,452            $   129,407
                                                                                ===========            ===========
Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                               $   122,973            $   116,406
Interest-earning deposits                                                            19,479                 13,001
                                                                                -----------            -----------
                                                                                $   142,452            $   129,407
                                                                                ===========            ===========

Supplemental Disclosures:

Income tax payments totaled $27.9 million for the nine-month period ended September 30, 1996 and $12.1 million for the same period in 1995. Interest payments totaled $278.5 million for the nine-month period ended September 30, 1996 and $215.3 million for the same period in 1995. Noncash activity consisted of mortgage loan securitization of $313.1 million for the nine-month period ended September 30, 1996 and $112.3 million for the same period in 1995; reclassification of long-term borrowings to short-term borrowings of $629.7 million for the nine-month period ended September 30, 1996 and $226.4 million for the same period in 1995; and reclassification of mortgage loans to real estate owned of $5.6 million for the nine-month period ended September 30, 1996 and $4.2 million for the same period in 1995.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, F.S.B. ("Sovereign Bank"), Sovereign Investment Company and Sovereign Community Bank. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the annual report on Form 10-K for the year ended December 31, 1995.


(2)     EARNINGS PER SHARE

     Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month and nine-month periods ended September 30, 1996 were 60.3 million and 59.6 million compared to 59.6 million and 55.8 million for the same periods in 1995. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

        The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                                     September 30, 1996
                                                                     ------------------

                                              Amortized           Unrealized          Unrealized      Fair
                                                Cost             Appreciation        Depreciation     Value
                                              ---------          ------------        ------------     -----
Investment Securities:
  U.S. Treasury and
    government agency                          $  4,976            $    47              $  --             $  5,023
  Equity Securities                             305,506              1,780                  32             307,254

Mortgage-backed Securities:
  FHLMC                                             --                 --                  --                  --
  FNMA                                              --                 --                  --                  --
  GNMA                                              --                 --                  --                  --
  Collateralized mortgage
    obligations                                 212,957              1,702                 236             214,423
                                               --------            -------              ------            --------
Total investment and
  mortgage-backed securities
  available-for-sale                           $523,439            $ 3,529              $  268            $526,700
                                               ========            =======              ======            ========

                                                                     December 31, 1995
                                                                     -----------------

                                              Amortized           Unrealized          Unrealized      Fair
                                                Cost             Appreciation        Depreciation     Value
                                              ---------          ------------        ------------     -----
Investment Securities:
  U.S. Treasury and
    government agency                          $150,242            $   131              $1,264            $149,109
  Equity Securities                             135,494              1,166                  89             136,571

Mortgage-backed Securities:
  FHLMC                                         156,123                763               1,357             155,529
  FNMA                                          136,861              2,241                  57             138,445
  GNMA                                           59,215              2,697                 --               61,912
  Collateralized mortgage
    obligations                                 245,037              3,568                 662             247,943
                                               --------            -------              ------            --------
Total investment and
  mortgage-backed securities
  available-for-sale                           $882,972            $10,566              $4,029            $889,509
                                               ========            =======              ======            ========

                                      -7-

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

                                                                     September 30, 1996
                                                                     ------------------

                                              Amortized           Unrealized          Unrealized             Fair
                                                Cost             Appreciation        Depreciation            Value
                                              ---------          ------------        ------------            -----
Investment Securities:
  U.S. Treasury and
    government agency                        $    8,772            $    54             $    42          $    8,784
  Corporate securities                            1,007                 28                 --                1,035
  Other securities                                  400                --                  --                  400

Mortgage-backed Securities:
  FHLMC                                         143,864                789               4,930             139,723
  FNMA                                          197,099                297               6,893             190,503
  GNMA                                          192,862              2,556                 933             194,485
  RTC                                            25,563                --                4,276              21,287
  Private issues                                258,146                 11               8,669             249,488
  Collateralized mortgage
    obligations                               1,650,526              2,671              24,636           1,628,561
                                             ----------            -------             -------          ----------
Total investment and
  mortgage-backed securities
  held-to-maturity                           $2,478,239            $ 6,406             $50,379          $2,434,266
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
                                             ==========            =======             =======          ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:
(dollars in thousands)


                                                                    September 30, 1996               December 31, 1995
                                                                --------------------------       --------------------------
                                                                  Amount           Percent         Amount           Percent
                                                                  ------           -------         ------           -------

Residential real estate loans                                   $4,938,544          82.44%       $3,998,048          85.53%

Real estate construction loans:
  Residential (net of loans in process
    of $54,036 and $23,365, respectively)                           65,711           1.10            38,151            .82

  Residential development (net of loans
    in process of $0 and $736,
    respectively)                                                    4,239            .07             1,676            .04

Multi-family loans                                                  62,264           1.04            75,218           1.61
                                                                ----------         ------        ----------          ------
     Total Residential Loans                                     5,070,758          84.65         4,113,093          88.00

Commercial real estate loans                                        64,048           1.07            47,177           1.01

Commercial loans                                                    82,855           1.38            15,831            .34

Consumer loans (1)                                                 722,891          12.90           498,263          10.65
                                                                ----------         -------       ----------         -------
     Total Loans                                                $5,990,552         100.00%       $4,674,364         100.00%
                                                                ==========         =======       ==========         =======

Total Loans with:
  Fixed rates                                                   $1,197,727          19.99%       $1,134,542          24.27%
  Variable rates                                                 4,792,825          80.01         3,539,822          75.73
                                                                ----------         -------       ----------         -------
     Total Loans                                                $5,990,552         100.00%       $4,674,364         100.00%
                                                                ==========         =======       ==========         =======

(1) Consumer loan balances include home equity loans of $495.5 million at September 30, 1996 and $456.9 million at December 31, 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                                 September 30, 1996                              December 31, 1995
                                       --------------------------------------          --------------------------------------
                                                                     Weighted                                        Weighted
                                                                     Average                                         Average
  Account Type                            Amount        Percent        Rate               Amount        Percent        Rate
                                          ------        -------      --------             ------        -------      --------
Retail certificates                    $2,710,924        54.14%        5.30%           $2,731,009        54.20%        5.48%
Jumbo certificates                         81,826         1.64         5.43               112,063         2.22         5.70
Savings accounts                          992,333        19.82         2.38               925,842        18.37         2.31
Demand deposit accounts                   207,309         4.14          --                168,757         3.35          --
NOW accounts                              398,161         7.95         1.25               380,475         7.55         1.26
Money market accounts                     616,565        12.31         3.98               720,997        14.31         4.36
                                       ----------       ------         ----            ----------       ------         ----
  Total Deposits                       $5,007,118       100.00%        4.02%           $5,039,143       100.00%        4.24%
                                       ==========       ======         ====            ==========       ======         ====

(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                 September 30, 1996                    December 31, 1995
                                             --------------------------          ---------------------------
                                                               Weighted                             Weighted
                                                               Average                              Average
                                               Balance           Rate              Balance            Rate
                                               -------         --------            -------          --------
Securities sold under
  repurchase agreements                      $   49,753          5.65%           $  382,279           6.38%
FHLB advances                                 3,597,446          5.82             1,979,551           5.75
Other borrowings                                167,629          7.46               168,826           7.49
                                             ----------          ----            ----------           ----
  Total Borrowings                           $3,814,828          5.89%           $2,530,656           5.96%
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

                                                                 September 30, 1996
                                            ----------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                              --------           -----           ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)            $  715,756          $    --          $ (15,822)             3.9
  Pay fixed-receive variable (2)               409,614               --              1,329              2.6
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                50,000               --             (2,264)             3.9
  Pay fixed-receive variable (4)               830,000               --              2,487              1.9
Interest rate caps (5)                         750,000               9,892           8,707              3.1
                                             ----------         ----------       ---------
                                             $2,755,370            $ 9,892        $ (5,563)
                                             ==========         ==========       =========

                                                                  December 31, 1995
                                            ----------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                              --------           -----           ----------         --------

Amortizing interest rate swaps:
  Pay variable-receive fixed (1)            $  585,429         $   --             $(4,066)             4.2
  Pay fixed-receive variable (2)               295,701             --              (3,653)             3.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                50,000             --                (837)             4.6
  Pay fixed-receive variable (4)               280,000             --              (2,780)             1.8
Interest rate caps (5)                       1,446,000          12,777              1,463              1.6
                                            ----------         -------            -------
                                            $2,657,130         $12,777            $(9,873)
                                            ==========         =======            =======

         (1) The weighted average pay rate was 5.60% and 5.56% and the weighted average receive rate was 5.93% and 5.61% at September 30, 1996 and December 31, 1995, respectively.

         (2) The weighted average pay rate was 6.76% and 6.87% and the weighted average receive rate was 6.20% and 6.92% at September 30, 1996 and December 31, 1995, respectively.

         (3) The weighted average pay rate was 6.97% and 7.28% and the weighted average receive rate was 6.75% and 6.75% at September 30, 1996 and December 31, 1995, respectively.

         (4) The weighted average pay rate was 5.26% and 5.91% and the weighted average receive rate was 5.60% and 5.89% at September 30, 1996 and December 31, 1995, respectively.

         (5) The weighted average contract rate was 5.83% and 6.36% at September 30, 1996 and December 31, 1995, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                                                   Amortizing             Non-Amortizing             Interest
                                                    Interest                 Interest                  Rate
                                                   Rate Swaps               Rate Swaps                 Caps
                                                   ----------             --------------             --------

Balance, December 31, 1995                         $  881,130                $330,000               $1,446,000
                                                   ----------                --------               ----------
  Additions                                               --                  400,000                      --
  Maturities/Amortization                              13,487                     --                   200,000
  Terminations                                            --                      --                       --
                                                   ----------                --------               ----------
Balance, March 31, 1996                            $  867,643                $730,000               $1,246,000
                                                   ----------                --------               ----------
  Additions                                           300,000                 200,000                  500,000
  Maturities/Amortization                              23,080                     --                       --
  Terminations                                            --                      --                   996,000
                                                   ----------                --------               ----------
Balance, June 30, 1996                             $1,144,563                $930,000               $  750,000
                                                   ----------                --------               ----------
  Additions                                               --                      --                       --
  Maturities/Amortization                              19,193                     --                       --
  Terminations                                            --                   50,000                      --
                                                   ----------                --------               ----------
Balance, September 30, 1996                        $1,125,370                $880,000               $  750,000
                                                   ==========                ========               ==========


(9)  ACQUISITIONS

     On June 25, 1996, Sovereign executed a Definitive Agreement to acquire First State Financial Services ("First State"), a $666 million holding company headquartered in West Caldwell, New Jersey. First State's sole banking subsidiary, First Dewitt Bank, operates 14 branch offices located in central and northern New Jersey. The transaction will add loans of approximately $540 million and deposits of approximately $590 million to Sovereign's balance sheet. The terms of the agreement call for Sovereign to exchange $14.75 in Sovereign common stock (subject to adjustment) for each share of First State common stock. Sovereign expects to issue 5.1 million new shares in connection with the transaction, which will be tax-free to First State and First State's shareholders, and is anticipated to be accounted for as a pooling-of-interests. Sovereign expects the transaction will close early in the first quarter of 1997.


(10) ACCOUNTING CHANGES

     In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights", and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", although the practice of recording a servicing asset based on fair value is retained in SFAS No. 125. The Statement adopts the concept of recording only one "loan servicing asset", which is a departure from current accounting guidance and results in the elimination of the terms "normal servicing fee" and "excess servicing fee".

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Companies are required to adopt SFAS No. 125 on a prospective basis only for transactions occurring after December 31, 1996. Sovereign intends to adopt SFAS No. 125 in 1997.


(11) RECENT DEVELOPMENTS

     The majority of Sovereign's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As a result, Sovereign pays insurance fees equal to $.23 per $100.00 (23 basis points) of insured deposits annually, the lowest rate permitted. Banks which are insured by the Bank Insurance Fund ("BIF") of the FDIC have been required to pay rates as low as 4.4 basis points since September 30, 1995, and most BIF-insured institutions have been required to pay only $2,000 in annual insurance premiums since January 2, 1996. Also, prior to September 30, 1996, legislation was being considered which would require SAIF-insured banks to pay a one-time assessment to recapitalize the SAIF fund.

     This disparity between SAIF and BIF insurance premiums over the last five quarters has placed Sovereign at a competitive disadvantage in the markets it serves. Because BIF-insured institutions have been paying annual deposit insurance premiums which are up to 23 basis points lower than the rate charged to Sovereign and other SAIF-insured institutions, BIF-insured banks could more aggressively price loans and deposits.

     In previous quarters, Sovereign disclosed that it was monitoring the BIF/SAIF disparity and its potential impact on the value of Sovereign's franchise, specifically certain of its intangible assets. However, at that time Sovereign was unable to quantify whether or not the value of certain long-lived assets had been impaired, due to the uncertainty surrounding both the one-time assessment and the timing of the BIF/SAIF premium disparity.

     On September 30, 1996, legislation was signed into law which effectively ends the BIF/SAIF disparity by the year 2000. As part of the new law, SAIF-insured institutions were required to make a one-time payment of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. At Sovereign, this amounted to an after tax charge of $17.2 million.

     As a result of the legislation, previous market uncertainties were now quantifiable, and Sovereign was able to complete its asset impairment study. After an extensive internal review and consultation with external advisors, Sovereign has determined that no impairment of franchise value has occurred at this time. In accordance with generally accepted accounting principles, Sovereign will continue to monitor the carrying value of its intangible assets in accordance with its stated policy.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     On September 30, 1996, legislation resolving the disparity between insurance premiums paid by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") was signed into law. In order to recapitalize the SAIF, all banks and thrifts in the nation which have SAIF-insured FDIC deposits were required to make a one-time payment to the FDIC of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. Sovereign's one-time after tax charge was $17.2 million. The following paragraph presents Sovereign's results of operations for the third quarter of 1996 excluding this non-recurring charge.

     Operating net income for the three-month period ended September 30, 1996 was $17.3 million, an increase of 20% when compared to net income of $14.4 million for the three-month period ended September 30, 1995. Operating earnings per share for the three-month period ended September 30, 1996 was $.29 per share, an increase of 21% when compared to $.24 per share for the same period in 1995. Operating net income for the nine-month period ended September 30, 1996 was $49.8 million or $.84 operating earnings per share compared to $40.7 million or $.73 per share for the same period in 1995.

     Actual net income for the three-month period ended September 30, 1996, which includes the impact of the non-recurring charge for the SAIF assessment, was $28,000. Hence, Sovereign's reported net income for the nine-month period ended September 30, 1996 was $32.5 million and earnings per share was $.55. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity and return on average assets, excluding the non-recurring charge, were 14.69% and .77%, respectively, for the nine-month period ended September 30, 1996 compared to 14.88% and .77% for the same period in 1995.

Net Interest Income

        Net interest income for the three-month and nine-month periods ended September 30, 1996 was $55.2 million and $161.0 million compared to $43.7 million and $127.8 million for the same periods in 1995. The increase is attributable to an increase in average balances resulting from internal growth and recent acquisitions. Sovereign's interest rate spread (the difference between the yield on total assets and the cost of total liabilities and stockholders' equity) was 2.50% for the nine-month period ended September 30, 1996 compared to 2.43% for the same period in 1995.

     Interest on investment and mortgage-backed securities available-for-sale was $8.1 million and $24.2 million for the three-month and nine-month periods ended September 30, 1996 compared to $1.7 million and $4.3 million for the same periods in 1995. The average balance of investment and mortgage-backed securities available-for-sale was $474.2 million with an average yield of 7.09% for the nine-month period ended September 30, 1996 compared to an average balance of $88.5 million with an average yield of 6.82% for the same period in 1995. The increase in average balance is a result of the reclassification of $750.2 million of securities from held-to-maturity to available-for-sale in December 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on investment and mortgage-backed securities held-to-maturity was $45.2 million and $130.3 million for the three-month and nine-month periods ended September 30, 1996 compared to $41.8 million and $108.0 million for the same periods in 1995. The average balance of investment and mortgage-backed securities held-to-maturity was $2.43 billion with an average yield of 7.15% for the nine-month period ended September 30, 1996 compared to an average balance of $2.10 billion with an average yield of 6.87% for the same period in 1995.

     Interest and fees on loans were $107.6 million and $294.9 million for the three-month and nine-month periods ended September 30, 1996 compared to $84.3 million and $241.2 million for the same periods in 1995. The average balance of loans was $5.34 billion with an average yield of 7.37% for the nine-month period ended September 30, 1996 compared to an average balance of $4.48 billion with an average yield of 7.18% for the same period in 1995. The increase in the average balance of loans is primarily due to stronger loan origination levels in 1996 compared to 1995.

     Interest on deposits was $50.4 million and $150.5 million for the three-month and nine-month periods ended September 30, 1996 compared to $53.7 million and $155.4 million for the same periods in 1995. The average balance of deposits was $4.95 billion with an average cost of 4.06% for the nine-month period ended September 30, 1996 compared to an average balance of $4.93 billion with an average cost of 4.22% for the same period in 1995. Despite a general rise in interest rates, the cost of deposits has decreased due to increased balances of lower interest rate deposit products.

     Interest on borrowings was $56.1 million and $140.3 million for the three-month and nine-month periods ended September 30, 1996 compared to $31.5 million and $73.3 million for the same periods in 1995. The average balance of borrowings was $3.14 billion with an average cost of 5.96% for the nine-month period ended September 30, 1996 compared to an average balance of $1.66 billion with an average cost of 5.87% for the same period in 1995. The increase in the average balance of borrowings is the result of balance sheet growth being funded principally by borrowings. The cost of borrowings has increased due to a general rise in interest rates and an extension of the maturity dates of certain borrowings in order to further reduce interest rate risk.

Provision for Possible Loan Losses

        The provision for possible loan losses was $500,000 and $1.5 million for the three-month and nine-month periods ended September 30, 1996 compared to $250,000 and $750,000 for the same periods in 1995. See "Financial Condition -- Loan Portfolio" for a discussion of credit quality of Sovereign's loan portfolio.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                            Nine-Month Period Ended September 30,
                                                 1996              1995
                                            -------------------------------------
Allowance, beginning of period                 $34,856            $36,289

Charge-offs:
  Residential                                    2,777              2,048
  Consumer                                         730                363
  Commercial Real Estate                           192                486
                                               -------            -------
      Total Charge-offs                          3,699              2,897
                                               -------            -------
Recoveries:
  Residential                                      501                291
  Consumer                                          63                 19
  Commercial Real Estate                            65                 28
                                               -------            -------
      Total Recoveries                             629                338
                                               -------            -------
Charge-offs, net of recoveries                   3,070              2,559
Provision for possible loan losses               1,516                750
Acquired reserves and other additions              716                 --
                                               -------            -------
Allowance, end of period                       $34,018            $34,480
                                               =======            =======


Other Income

        Other income was $6.7 million and $17.0 million for the three-month and nine-month periods ended September 30, 1996, compared to $4.9 million and $19.1 million for the same periods in 1995.

     Other loan fees and service charges were $1.3 million and $3.7 million for the three-month and nine-month periods ended September 30, 1996 compared to $1.1 million and $3.3 million for the same periods in 1995. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $4.73 billion of its own loans and $1.13 billion of loans for others at September 30, 1996 compared to $4.03 billion of its own loans and $891.9 million of loans for others at September 30, 1995.

     Deposit fees were $2.9 million and $8.0 million for the three-month and nine-month periods ended September 30, 1996 compared to $2.2 million and $6.4 million for the same periods in 1995. This increase is primarily the result of an increase in the number of transaction accounts in 1996 compared to 1995.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $1.4 million and $1.5 million for the three-month and nine-month periods ended September 30, 1996 compared to $36,000 and $172,000 for the same periods in 1995. This increase is primarily attributable to the liquidation of $3.5 million of equity securities in September 1996 in order to take advantage of favorable market conditions.

     Gains on sales of loans held for resale were $239,000 and $1.2 million for the three-month and nine-month periods ended September 30, 1996 compared to $757,000 and $5.5 million for the same periods in 1995. The year-to-date decrease is largely due to a non-recurring gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights in May 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Miscellaneous income was $935,000 and $2.6 million for the three-month and nine-month periods ended September 30, 1996 compared to $837,000 and $3.6 million for the same periods in 1995. The year-to-date decrease is primarily due to a non-recurring gain of $1.5 million from the sale of deposits in April 1995.


General and Administrative Expenses

        Total general and administrative expenses were $30.6 million and $87.4 million for the three-month and nine-month periods ended September 30, 1996 compared to $23.7 million and $74.7 million for the same periods in 1995. The ratio of general and administrative expenses to average assets for the three-month period ended September 30, 1996 was 1.32%, a slight increase from 1.27% for the same period in 1995, however a decrease from 1.39% in the second quarter of 1996 and 1.35% in the first quarter of 1996. The ratio of general and administrative expenses to average assets for the nine-month period ended September 30, 1996 was 1.35%, an improvement from 1.42% for the same period in 1995.

    Other operating expenses were $30.9 million and $36.7 million for the three-month and nine-month periods ended September 30, 1996 compared to $2.8 million and $9.5 million for the same periods in 1995. This increase is primarily the result of a non-recurring assessment charge of $27.8 million paid to the FDIC for the recapitalization of the SAIF in September 1996.


Income Tax Provision

     The income tax provision was $6,000 and $19.9 million for the three-month and nine-month periods ended September 30, 1996 compared to $7.4 million and $21.2 million for the same periods in 1995. The effective tax rate for the three-month and nine-month periods ended September 30, 1996 was 17.6% and 38.0% compared to 34.0% and 34.3% for the same periods in 1995. The decrease in the income tax provision and the effective tax rate for the three-month period ended September 30, 1996 is attributable to pre-tax income for the third quarter of 1996 of $34,000 resulting from a non-recurring assessment charge of $27.8 million paid to the FDIC for the recapitalization of SAIF in September 1996. Sovereign's after tax assessment charge was $17.2 million.



FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at September 30, 1996 was $5.99 billion compared to $4.67 billion at December 31, 1995. This increase is the result of record level residential first mortgage loan closings in 1996. During the nine-month period ended September 30, 1996, Sovereign closed approximately $1.80 billion of first mortgage loans including approximately $1.49 billion of variable rate mortgage loans. This compares to first mortgage loan closings of $525.7 million including approximately $288.9 million of variable rate mortgage loans for the same period in 1995.

     Sovereign is currently placing an increased emphasis on commercial loan and consumer loan originations. As a result, during the nine-month period ended September 30, 1996, Sovereign closed $83.1 million of commercial loans and approximately $406.9 million of consumer loans, including the purchase of

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$200.0 million of government guaranteed student loans during the second quarter. These results compare to $3.1 million of commercial loans and $134.4 million of consumer loans closed during the same period in 1995.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result, 82% of Sovereign's total loan portfolio is secured by residential real estate and 80% of the total loan portfolio is comprised of variable rate loans. At September 30, 1996, Sovereign's total loan portfolio included $4.94 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending, at September 30, 1996, Sovereign's total loan portfolio also included $82.9 million of commercial loans and $772.9 million of consumer loans, including $495.5 million of home equity loans secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     Sovereign places substantially all loans 90 days or more delinquent on non-performing status. At September 30, 1996, Sovereign's non-performing assets were $51.4 million compared to $43.7 million at December 31, 1995. The ratio of non-performing assets to total assets was .55% at September 30, 1996 compared to
 .54% at December 31, 1995.

     At September 30, 1996, 89% of non-performing assets consisted of loans or real estate owned (REO) related to residential real estate compared to 84% at December 31, 1995. Historically, losses on disposition of non-performing residential real estate have been lower than non-performing commercial and commercial real estate loans. Non-performing assets at September 30, 1996 include $4.8 million of REO which is carried at lower of cost or estimated fair market value less estimated disposal costs.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                            September 30,                    December 31,
                                                                1996                             1995
                                                            -------------                    ------------
Non-Accrual Loans:
    Past due 90 or more days
    as to interest or principal:
      Residential                                                $40,752                         $33,580
      Other                                                        4,401                           3,902

    Past due less than 90 days as to interest and principal:
      Residential                                                    640                             644
      Other                                                          730                             739
                                                                 -------                         -------
Total Non-Accrual Loans                                           46,523                          38,865

Restructured Loans                                                   146                             296
                                                                 -------                          ------
Total Non-Performing Loans                                        46,669                          39,161
                                                                 -------                          ------

Real Estate Owned:
      Residential                                                  4,144                           2,437
      Other                                                          630                           2,076
                                                                 -------                          ------
Total Real Estate Owned                                            4,774                           4,513
                                                                 -------                          ------
TOTAL NON-PERFORMING ASSETS                                       51,443                          43,674
                                                                 -------                          ------
Past due 90 days or more as to
interest or principal and
accruing interest (1)                                             11,860                             --

Non-performing assets and loans
past due 90 days or more and
accruing                                                         $63,303                         $43,674
                                                                 =======                         =======
Non-Performing Assets as a
percentage of Total Assets                                           .55%                            .54%

Non-Performing Loans as a
percentage of Total Loans                                            .78%                            .83%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                               1.05%                            .92%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                                        64.69%                          78.95%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                                         71.30%                          88.05%

(1) At September 30, 1996, non-performing assets past due 90 days or more as to interest or principal and accruing interest include $11.6 million of government-guaranteed student loans which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At September 30, 1996, the allowance for possible loan losses was $34.0 million or .57% of loans compared to $34.9 million or .75% of loans at December 31, 1995.

     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                                      September 30,          December 31,
                                                          1996                  1995
Balance at End of                                  ----------------------------------------
Period Attributable to                              Amount   Percent       Amount   Percent
----------------------                              ------   -------       ------   -------
Residential real estate                            $12,455    36.61%      $10,520    30.18%
Commercial real estate                               1,665     4.89           698     2.00
Commercial                                             359     1.06           181      .52
Consumer                                             5,394    15.86         4,190    12.02
Unallocated                                         14,145    41.58        19,267    55.28
                                                   -------   ------       -------   ------
  Total                                            $34,018   100.00%      $34,856   100.00%
                                                   =======   ======       =======   ======

     Potential problem loans (consisting of loans as to which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $6.8 million at September 30, 1996. These loans consist of $5.7 million of multi-family loans and $1.1 million of commercial real estate loans.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of obligations issued by FHLMC, FNMA, GNMA, RTC or private issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or rated "AAA" or "AA" by Standard and Poor's or Moody's. At September 30, 1996, total investment and mortgage-backed securities available-for-sale were $526.7 million compared to $889.5 million at December 31, 1995 and investment and mortgage-backed securities held-to-maturity were $2.48 billion compared to $2.08 billion at December 31, 1995. For additional information on the investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


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


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at September 30, 1996 were $114.5 million compared to $123.2 million at December 31, 1995.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at September 30, 1996 were $5.01 billion, compared to $5.04 billion at December 31, 1995. For additional information on the deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at September 30, 1996 were $3.81 billion of which $2.62 billion were short-term compared to $2.53 billion of which $1.51 billion were short-term at December 31, 1995. This increase in short-term borrowings is the result of balance sheet growth being funded principally by borrowings. For additional information on borrowings, see Note 7 in the Notes to Consolidated Financial Statements.


Stockholders' Equity

     Total stockholders' equity at September 30, 1996 was $460.1 million compared to $427.0 million at December 31, 1995. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP, and the acquisition of West Jersey Bancshares, Inc. during the second quarter of 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank and Sovereign Community Bank for September 30, 1996 was 5.56% and 114.96%, respectively.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. At September 30, 1996, Sovereign had $2.80 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the nine-month period ended September 30, 1996, cash and cash equivalents decreased $5.3 million. Net cash provided by operating activities was $96.0 million for the nine-month period ended September 30, 1996. Net cash used by investing activities for the nine-month period ended September 30, 1996 was $1.25 billion consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity and loans, partially offset by proceeds from sales of investment and mortgage-backed securities available-for-sale. Net cash used for purchases of loans was $666.4 million for the nine-month period ended September 30, 1996, an increase of $438.0 million over the same period last year. This increase is primarily attributable to the purchase of $200.0 million of government guaranteed student loans and increased purchases of residential mortgage loans through the secondary market. Net cash provided by financing activities for the nine-month period ended September 30, 1996 was $1.15 billion which includes an increase in short-term borrowings of $502.8 million and an increase in proceeds from long-term borrowings of $785.0 million which were the result of a year-to-date decrease in deposits.

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

     At September 30, 1996, Sovereign Bank and Sovereign Community Bank are both classified as well capitalized and are in compliance with all capital requirements. Management anticipates that Sovereign Bank and Sovereign Community Bank will each continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp, Sovereign Bank and Sovereign Community Bank and the current regulatory requirements at September 30, 1996:

                                                                           Sovereign
                                                  Sovereign     Sovereign  Community
                                                  Bancorp (1)     Bank        Bank    Requirement
                                                  -----------   ---------  ---------  -----------
  Stockholders' equity to
    total assets                                    4.91%         6.22%       6.81%       None
  Tangible capital to tangible
    assets                                          3.63          5.04        5.02        1.50%
  Leverage (core) capital to
    tangible assets                                 3.63          5.04        5.02        3.00
  Leverage (core) capital to
    risk adjusted assets                            7.80         11.16       14.38        4.00
  Risk-based capital to risk
    adjusted assets                                12.43         11.85       15.63        8.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


computation, Sovereign estimates that its cumulative one year gap position was a negative 7.65% at September 30, 1996.

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

     Due to competitive conditions, Sovereign originates fixed rate residential mortgages. It exchanges the majority of these loans with FHLMC, FNMA and private investors. The loans are exchanged for marketable fixed rate mortgage-backed securities which are generally sold, or cash. This helps insulate Sovereign from the interest rate and prepayment risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as means of hedging loans in the mortgage pipeline which are originated for resale.

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


Item 6 - Reports on Form 8-K.



           Report on Form 8-K, dated October 30, 1996 (date of earliest event - October 22, 1996), contained a press release announcing Sovereign's earnings for the third quarter of 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SOVEREIGN BANCORP, INC.
                                             -----------------------
                                                  (Registrant)






Date     November 13, 1996            /s/Karl D. Gerhart
         -----------------            ------------------
                                      Karl D. Gerhart
                                      Chief Financial Officer





Date     November 13, 1996            /s/Mark R. McCollom
         -----------------            -------------------
                                      Mark R. McCollom
                                      Chief Accounting Officer