Form 10-K
period 1996-12-31
SOVEREIGN BANCORP INC
filed 1997-03-10
CIK 811830

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM  N/A TO              .
                                                 ---     ------------

                         COMMISSION FILE NUMBER 0-16533

                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  PENNSYLVANIA                                   23-2453088
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                or organization)                             Identification No.)

 1130 BERKSHIRE BOULEVARD, WYOMISSING, PENNSYLVANIA                 19610
 ---------------------------------------------------            -------------
       (Address of principal executive offices)                  (Zip Code)


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
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $826,654,852 at March 3, 1997. As of March 3, 1997, the Registrant had 65,477,612 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 1996 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Sovereign Bancorp, Inc. ("Sovereign") is a Pennsylvania business corporation and is the holding company for Sovereign Bank, a Federal Savings Bank ("Sovereign Bank") and for Sovereign Community Bank, formerly Colonial Bank for Savings, a Federal Savings Bank. Both Sovereign and Sovereign Bank are headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania. Sovereign Community Bank is headquartered in Freehold, New Jersey.

     Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster Counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated by Sovereign Bank in 1987.

     From 1989 through 1995, Sovereign expanded its markets throughout eastern Pennsylvania, central New Jersey and northern Delaware by completing 14 acquisitions with assets totaling approximately $4.4 billion. At December 31, 1995, Sovereign had 120 offices and $8.1 billion in assets.

     On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. As a result of the West Jersey transaction, Sovereign acquired two branch offices located in Essex County, New Jersey and approximately $100.0 million in assets and assumed approximately $73.0 million of deposit liabilities.

     At December 31, 1996, Sovereign's consolidated assets, deposits and shareholders' equity were approximately $9.43 billion, $5.05 billion and $475.8 million, respectively. Based on assets at December 31, 1996, Sovereign is the largest thrift holding company headquartered in Pennsylvania.

     Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities.

     Sovereign operates in a heavily regulated environment. Changes in laws and regulations affecting it and its subsidiaries may have an impact on its operations. See "Business -- Supervision and Regulation."

     For additional information with respect to Sovereign's business activities, see Part II, Item 7 hereof.

SUBSIDIARIES

     Sovereign has two wholly-owned subsidiaries: Sovereign Bank and Sovereign Community Bank.

     In 1995, Sovereign Bank reorganized its existing subsidiary structure. Sovereign Bank now has the following wholly-owned subsidiaries: First Lancaster Financial Corp. and 201 Associates, Inc. 201 Associates, Inc. is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. First Lancaster Financial Corp. is a Pennsylvania business corporation whose primary function is to act as a holding company for The Sovereign Annuity Corp. and The Sovereign Agency, Inc. The Sovereign Annuity Corp. is a New Jersey corporation whose primary purpose is to market investment securities and mutual funds. The Sovereign Agency, Inc. is a New Jersey corporation whose primary purpose is to market insurance annuities. Sovereign Community Bank has no subsidiaries.

     Federal regulations generally permit federally-chartered savings institutions to invest up to 2% of assets in the capital stock of, and make secured and unsecured loans to, certain types of subsidiary service corporations. At December 31, 1996, Sovereign Bank was authorized to have a maximum investment of approximately $185.4 million in such subsidiaries, pursuant to applicable federal regulations. As of such date, Sovereign Bank had a total investment of $2.0 million in subsidiary service corporations, which excludes 201 Associates, Inc., as it is considered to be an operating subsidiary for purposes of this test.

EMPLOYEES

     At December 31, 1996, Sovereign had 1,304 full-time and 259 part-time employees. None of these employees is represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

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

ENVIRONMENTAL LAWS

     Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank and Sovereign Community Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank or Sovereign Community Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of Sovereign Bank or of Sovereign Community Bank.

SUPERVISION AND REGULATION

     General. Sovereign is a "savings and loan holding company" registered with the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act ("HOLA") and as such, Sovereign is subject to OTS regulation, examination, supervision and reporting. The deposits of Sovereign Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The deposits of Sovereign Community Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The SAIF and the BIF are administered by the FDIC, but are required to be separately maintained and not combined. See "Insurance of Deposit Accounts" below. Sovereign Bank and Sovereign Community Bank are required to file reports with the OTS describing their respective activities and financial condition and are periodically examined to test compliance with various regulatory requirements. Sovereign Bank and Sovereign Community Bank are also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign, Sovereign Bank or Sovereign Community Bank. Sovereign Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. Sovereign Community Bank is a member of the FHLB of New York. Sovereign Bank and Sovereign Community Bank are also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters. Except as described herein, Sovereign's management is not aware of any current recommendations by regulatory authorities that would have a material effect on Sovereign's operations, capital resources or liquidity.

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

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank and Sovereign Community Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 1996, no individual corporation or other entity owned more than 10% of Sovereign's captial stock.

     Regulatory Capital Requirements. OTS regulations require savings associations to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum core capital, or "leverage" ratio of not less than 3% and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks. Federal banking agencies are required to ensure that their risk-based capital guidelines take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities. In August 1995, the federal banking agencies, including the OTS, issued a rule modifying their then-existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a depository institution's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating an institution's capital adequacy. The new rule does not establish a measurement framework for assessing an institution's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual institution's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing an institution's capital adequacy for interest rate risk is transitional. The second step of the federal banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies may implement this second step at some future date.

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

     Under the Federal Deposit Insurance Act ("FDIA"), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OTS regulations, an institution will be considered "well-capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately-capitalized" institution is one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well-capitalized institution. An institution will be considered (A) "undercapitalized" if it has
(i) a total risk-based capital ratio of less than 8% (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest regulatory examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6% (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets of equal to or less than 2%. The OTS may, under certain circumstances, reclassify a "well-capitalized" institution as "adequately-capitalized" or require an "adequately-capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the OTS determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). A savings institution's capital category is determined with respect to its most recent thrift financial report filed with the OTS. In the event an institution's capital deteriorates to the undercapitalized category or below, the FDIA and OTS regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business.

     If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 1996, Sovereign Bank and Sovereign Community Bank each met the criteria to be classified as "well-capitalized."

     Standards for Safety and Soundness. The federal banking agencies adopted, effective in August 1995, certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, and compensation standards for officers, directors and employees. The implementation or enforcement of these guidelines did not have a material adverse effect on Sovereign's results of operations.

     Insurance of Deposit Accounts. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each institution to one of three capital groups (well-capitalized, adequately-capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. At December 31, 1996, Sovereign Bank and Sovereign Community Bank were classified as well-capitalized for purposes of calculating insurance assessments. Institutions are prohibited from disclosing the risk classification of the subgroup to which they have been assigned. For the year ended December 31, 1996, the FDIC calculated deposit insurance assessments at the rate of $.23 for every $100 of deposits for the members of the SAIF in the lowest risk-based premium category and $.31 for every $100 of insured deposits for members of the SAIF in the highest risk-based premium category.

     In August 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depository institutions with deposits insured by the BIF to $.04 per $100 of insured deposits. On November 14, 1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk to $.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates for SAIF-insured institutions. The reduced BIF assessment rates resulted in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and placed SAIF-insured savings associations at a significant competitive disadvantage to BIF-insured institutions.

     On September 30, 1996, legislation was signed into law which effectively ends the BIF/SAIF rate disparity by the year 2000, and significantly reduces the disparity for years 1997 through 1999. As part of the new law, SAIF-insured institutions were required to make a one-time payment of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. At Sovereign, this amounted to an after-tax charge of $17.2 million.

     Sovereign Bank is subject to FDIC deposit insurance assessments at the rate applicable to SAIF-insured institutions except, however, that the deposits acquired on January 15, 1993, when Sovereign acquired Harmonia Bancorp, Inc. and the deposits acquired on May 31, 1996, when Sovereign acquired West Jersey Bancshares, Inc., remain subject to BIF insurance assessment rates. The balance of these Harmonia and West Jersey deposits was $886.5 million at December 31, 1996. Sovereign Community Bank, acquired by Sovereign on November 15, 1995, is subject to FDIC deposit insurance assessments at the rate applicable to BIF-insured institutions. At December 31, 1996, BIF-insured deposits held by Sovereign Community Bank totaled $217.0 million.

     Federal savings banks like Sovereign Bank and Sovereign Community Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a quarterly basis and is computed based on total assets of the institution, including subsidiaries.

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

     In computing separate taxable income and loss, Sovereign Bank and Sovereign Community Bank each separately compute additions to its bad debt reserves, pursuant to the special preferential rules of Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), applicable only to certain savings banks, cooperative banks, and domestic building and loan associations (generically, sometimes referred to as either a "thrift" or a "savings institution"). Under certain circumstances, the separate bad debt reserve additions of Sovereign Bank and of Sovereign Community Bank may be subject to adjustments upon consolidation.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs.

     The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances, such as in the case of certain excess distributions or complete redemptions. If Sovereign Bank or Sovereign Community Bank distributes amounts to stockholders (i.e., to Sovereign) and the distribution is treated as being from accumulated bad debt reserves, the distribution will cause Sovereign Bank or Sovereign Community Bank, as the case may be, to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the bad debt reserves exceed the amount that would have been accumulated on the basis of the experience method and (b) the distribution is a "nondividend distribution." A distribution in respect of stock is a "nondividend distribution" to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a partial or complete liquidation of the institution or (iii) the distribution, together with all other such distributions during the taxable year, exceeds the distributing savings institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income resulting from a "nondividend distribution" is an amount that, when reduced by the tax attributable to such distribution, is equal to the amount of the distribution. None of the limited circumstances requiring recapture are anticipated by Sovereign.

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

     Sovereign's consolidated federal income tax return, as well as certain prior year separate returns from predecessor companies for the tax years beginning after 1992, are open under the statute of limitations.

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

     Sovereign Bank and Sovereign Community Bank are also taxed under the New Jersey Savings Institution Tax. The New Jersey Savings Institution Tax rate is 3% and is imposed on the portion of the taxpayer's modified federal taxable income (with certain adjustments) that is properly attributable to New Jersey. Effective September 29, 1995, Sovereign Bank is subject to a Delaware Franchise Tax that is imposed on federal savings banks not headquartered in Delaware. The Delaware Franchise Tax, which is imposed on taxable income properly attributable to Delaware branches, varies from a rate of 8.7% on taxable income up to $20 million to a rate of 2.7% on taxable income over $30 million.

ITEM 2.  PROPERTIES.

     Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign's and Sovereign Bank's executive offices and as Sovereign Bank's operations center. Sovereign Community Bank is the owner of a two-story office building in Freehold, Monmouth County, New Jersey. The building is used as Sovereign Community Bank's retail banking office and lending offices.

     Sovereign Bank has 120 branch offices, including 6 loan production and personalized banking offices. Sovereign owns 61 of these offices and leases 59. Branch office leases are generally long-term. Loan production and personalized banking office leases generally have terms of two years or less. Sovereign Community Bank has no branch offices.

ITEM 3.  LEGAL PROCEEDINGS.

     Sovereign is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 3, 1997, is set forth below:

     Richard E. Mohn -- Age 66. Mr. Mohn was elected the Chairman of the Board of Sovereign on April 24, 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

     Jay S. Sidhu -- Age 45. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 21, 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank and Sovereign Community Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

     Lawrence M. Thompson, Jr. -- Age 44. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign and Chief Operating Officer and Secretary of Sovereign Bank. Upon Sovereign's acquisition of Sovereign Community Bank on November 15, 1995, Mr. Thompson became Secretary of Sovereign Community Bank. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer -- Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank.

     Karl D. Gerhart -- Age 44. Mr. Gerhart was elected Chief Financial Officer and Treasurer of Sovereign on February 20, 1990. Mr. Gerhart is also Group Executive Officer, Treasurer and Chief Financial Officer of Sovereign Bank and Treasurer and Chief Financial Officer of Sovereign Community Bank. Mr. Gerhart joined Sovereign Bank in 1975 and in 1986 was promoted to Vice President -- Investments. In 1987, he became Sovereign Bank's Senior Vice President, Treasurer and Chief Investment Officer, responsible for managing Sovereign Bank's investment portfolio and interest rate risk.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 3, 1997, the total number of holders of record of Sovereign's common stock was 9,753.

     The high and low bid prices reported on the NASDAQ National Market System for Sovereign's common stock for 1996, adjusted to reflect all stock dividends and splits, including a 20% stock split declared on January 16, 1997, were $11.375 and $7.750 and for 1995 were $8.500 and $5.938, respectively.

     During 1996, Sovereign paid a cash dividend of $.0175 per share in the first quarter, $.0175 per share in the second quarter, $.0175 per share in the third quarter and $.0175 per share in the fourth quarter. During 1995, Sovereign paid a cash dividend of $.0174 per share in the first quarter, $.0174 per share in the second quarter, $.0174 per share in the third quarter and $.0175 per share in the fourth quarter. During 1994, Sovereign paid a cash dividend of $.0280 per share in the first quarter, $.0213 in the second quarter, $.0215 in the third quarter and $.0174 in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits declared through January 1997.

     For certain limitations on the ability of Sovereign Bank and of Sovereign Community Bank to pay dividends to Sovereign, see Part I, Item 1 "Business -- Supervision and Regulation -- Regulatory Capital Requirements" and Note 10 at
Item 8 "Financial Statements and Supplementary Data" hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

                           SELECTED FINANCIAL DATA(1)

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                           AT DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                      1996         1995         1994         1993        1992(2)
                                                   -----------  -----------  -----------  -----------  -----------
Total assets.....................................  $ 9,433,154  $ 8,078,287  $ 6,564,082  $ 4,877,166  $ 3,699,084
Loans............................................    6,156,322    4,674,364    4,350,898    2,898,014    2,337,382
Allowance for possible loan losses...............       33,809       34,856       36,289       33,099       26,562
Investment and mortgage-backed securities
  available-for-sale.............................      484,339      889,509       87,128           --           --
Investment and mortgage-backed securities
  held-to-maturity...............................    2,431,948    2,077,212    1,816,840    1,689,304    1,001,356
Deposits.........................................    5,052,441    5,039,143    4,027,119    3,183,107    2,961,058
Borrowings.......................................    3,856,266    2,530,656    2,162,587    1,367,100      427,591
Stockholders' equity.............................      475,815      427,025      303,900      259,121      220,419

                        SUMMARY STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1996       1995       1994       1993      1992(2)
                                                           ---------  ---------  ---------  ---------  ---------
Total interest income....................................  $ 616,250  $ 493,031  $ 354,141  $ 282,790  $ 199,431
Total interest expense...................................    399,540    318,805    198,741    153,318    118,585
                                                           ---------  ---------  ---------  ---------  ---------
Net interest income......................................    216,710    174,226    155,400    129,472     80,846
Provision for possible loan losses.......................      2,516      1,000      4,100      8,650     10,080
                                                           ---------  ---------  ---------  ---------  ---------
Net interest income after provision for possible loan
  losses.................................................    214,194    173,226    151,300    120,822     70,766
                                                           ---------  ---------  ---------  ---------  ---------
Other income.............................................     26,683     25,829     14,554     15,167     10,965
Other expenses...........................................    130,053    113,108     90,989     77,377     47,036
Non-recurring SAIF assessment............................     27,818         --         --         --         --
                                                           ---------  ---------  ---------  ---------  ---------
Income before income taxes and cumulative effect of
  change in accounting principle.........................     83,006     85,947     74,865     58,612     34,695
Income tax provision.....................................     31,543     29,539     28,467     22,998     15,057
                                                           ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of change in accounting
  principle..............................................     51,463     56,408     46,398     35,614     19,638
Cumulative effect of change in accounting principle......         --         --         --      4,800         --
                                                           ---------  ---------  ---------  ---------  ---------
Net income...............................................  $  51,463  $  56,408  $  46,398  $  40,414  $  19,638
                                                           =========  =========  =========  =========  =========

Net income applicable to common stock....................  $  45,213  $  51,719  $  46,398  $  40,414  $  19,638
                                                           =========  =========  =========  =========  =========

                                FINANCIAL RATIOS

                                                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                                                         -------------------------------------------------------
                                                                           1996       1995       1994       1993       1992(2)
                                                                         ---------  ---------  ---------  ---------  -----------
Performance Ratios:
Return on average equity(3)............................................      15.14%     14.95%     16.47%     14.77%      13.51%
Return on average total assets(3)......................................        .78        .78        .84        .81         .75
Average equity to average total assets.................................       5.14       5.22       5.09       5.51        5.53
Spread on average total assets.........................................       2.47       2.42       2.82       2.96        3.10
Stockholders' equity to total assets...................................       5.04       5.29       4.63       5.31        5.96
General and administrative expenses to average total assets............       1.34       1.39       1.53       1.68        1.72
Efficiency ratio.......................................................      49.48      50.91      49.80      52.19       49.34

Asset Quality Ratios:
Non-performing assets to total assets..................................        .54        .54        .62        .75        1.15
Non-performing loans to total loans....................................        .72        .83        .72        .81         .94
Allowance for loan losses to total loans...............................        .55        .73        .83       1.12        1.11
Loan loss reserves to non-performing loans.............................      74.15      88.05     114.11     136.97      116.72

Capital Ratios:
Tangible/leverage capital to tangible assets...........................       3.98       3.79       3.75       4.83        5.48
Leverage capital to risk-adjusted assets...............................       8.37       8.53       7.86      10.03       10.08
Risk-based capital to risk-adjusted assets.............................      12.97      14.27      12.65      16.20       11.98
Return on average risk-adjusted assets(3)..............................       1.61       1.68       1.77       1.66        1.44

                                 SHARE DATA (4)


                                                                                          AT DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                        1996       1995       1994       1993       1992(2)
                                                                      ---------  ---------  ---------  ---------  -----------
Common shares outstanding at end of period (in thousands)...........     59,641     54,558     54,680     49,628      48,818
Preferred shares outstanding at end of period (in thousands)........      2,000      2,000         --         --          --
Earnings per common and common equivalent share:(5)
    Before cumulative effect of change in accounting principle......  $     .72  $     .83  $     .75  $     .58   $     .43
    After cumulative effect of change in accounting principle.......        .72        .83        .75        .67         .43
Book value per common and common equivalent share at end of
  period(6).........................................................       6.64       6.17       5.04       4.37        3.78
Common share price at end of period.................................         10 15/16    8 1/16     5 7/8      9           5 1/8
Dividends paid per common share.....................................       .070       .070       .088       .082        .068
Dividend payout ratio...............................................       9.72%      8.43%     11.73%     12.24%      15.81%

------------------
(1) The acquisitions of Valley Federal and Charter were accounted for as pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Valley Federal and Charter for all periods presented.

(2) The acquisition of Harmonia was accounted for as a purchase at the close of business on December 31, 1992. Sovereign's consolidated balance sheet at December 31, 1992, includes Harmonia. Sovereign's 1992 consolidated results of operations do not include Harmonia's results.

(3) The 1996 results do not include the non-recurring SAIF assessment of $17.2 million (after-tax) charged by the FDIC for the recapitalization of the SAIF. The 1993 results do not include a $4.8 million cumulative effect of change in accounting principle resulting from the adoption of Statement of Financial Accounting Standard No. 109 in 1993.

(4) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1997.

(5) The 1996 results incude the non-recurring SAIF assessment described in Note 3 above. Excluding the non-recurring SAIF assessment, earnings per common and common equivalent share for 1996 would have been $.96.

(6) Book value is calculated using equity divided by common shares and, if converted, preferred shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General. Sovereign and subsidiaries reported net operating income of $68.7 million for the year ended December 31, 1996. This represents an increase of 22% over net operating income of $56.4 million reported for 1995. Operating earnings per share were $.96 for 1996, which represents an increase of 16% over 1995 operating earnings per share of $.83. Return on average equity and return on average assets were 15.14% and .78%, respectively, for 1996 compared to 14.95% and .78%, respectively, for 1995. Return on average risk-adjusted assets was 1.61% for 1996 compared to 1.68% for 1995. The amounts presented exclude a non-recurring after-tax charge of $17.2 million paid to the Federal Deposit Insurance Corporation ("FDIC") during 1996 for the recapitalization of the Savings Association Insurance Fund ("SAIF").

     Reported net income for the year ended December 31, 1996, including the impact of the non-recurring charge for the SAIF assessment, was $51.5 million or $.72 per share.

     Sovereign's financial results for 1996 include the following significant events:

     Interest Rate Environment. During 1996, unlike 1995, interest rates remained relatively stable, as the Federal Reserve System did not make any significant interest rate adjustments during the year. A flat yield curve (little difference between short-term and long-term interest rates) and a low interest rate environment caused Sovereign's net interest margin to stay relatively constant in 1996, averaging 2.59% for the year as compared to 2.54% for 1995. Predictions of interest rate increases during the first half of 1996 caused a temporary refinancing boom which tapered back to normal origination levels by mid-1996.

     West Jersey. On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. Sovereign acquired two branch offices located in Essex County, New Jersey and approximately $100.0 million in assets and assumed approximately $73.0 million of deposit liabilities.

     Accounting Changes. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," and SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," although the practice of recording a servicing asset based on fair value is retained in SFAS No. 125. The Statement adopts the concept of recording only one "loan servicing asset," which is a departure from current accounting guidance and results in the elimination of the terms "normal servicing fee" and "excess servicing fee."

     Companies are required to adopt SFAS No. 125 on a prospective basis only for transactions occurring after December 31, 1996. Sovereign will adopt SFAS No. 125 in 1997 and does not anticipate the impact on its financial statements will be material.

     Stock Dividends/Splits. Sovereign declared a 20% stock split on January 16, 1997 and a 5% stock dividend on December 20, 1995 and on February 22, 1995. All per share information such as earnings, book value, share price and dividends have been restated to reflect all stock dividends and stock splits declared through January 1997. For a detailed discussion of Sovereign's stock dividends and stock splits, see Note 1(c) at Item 8 "Financial Statements and Supplementary Data" hereof.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Interest Income. Net interest income for 1996 was $216.7 million compared to $174.2 million for 1995. This represents an increase of 24% and is primarily due to an increase in average balances resulting from internal growth and also an increase in Sovereign's interest rate spread.

     Interest on interest-earning deposits was $3.1 million for 1996 compared to $3.8 million for 1995. The average balance of interest-earning deposits was $11.1 million with an average yield of 27.59% for 1996 compared to an average balance of $23.9 million with an average yield of 16.10% for 1995. The high yields in 1996 and 1995 were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-bearing deposits in 1997 and future years.

     Interest on investment and mortgage-backed securities available-for-sale was $33.7 million for 1996 compared to $10.1 million for 1995. The average balance of investment and mortgage-backed securities available-for-sale was $500.9 million with an average yield of 7.06% for 1996 compared to an average balance of $147.7 million with an average yield of 7.09% for 1995. The increase in average balance was the result of the reclassification of $750.2 million of securities from held-to-maturity to available-for-sale in December 1995.

     Interest on investment and mortgage-backed securities held-to-maturity was $173.3 million for 1996 compared to $151.6 million for 1995. The average balance of investment and mortgage-backed securities held-to-maturity was $2.43 billion with an average yield of 7.14% for 1996 compared to an average balance of $2.19 billion with an average yield of 6.92% for 1995.

     Interest and fees on loans were $406.2 million for 1996 compared to $327.5 million for 1995. The average balance of loans was $5.49 billion with an average yield of 7.40% for 1996 compared to an average balance of $4.50 billion with an average yield of 7.29% for 1995. The increases in average balance and interest income were primarily due to the origination of $2.06 billion of residential mortgage loans of which $1.71 billion (principally discounted adjustable rate loans) were retained in Sovereign's loan portfolio. The increase in average yield was the result of the upward repricing of discounted adjustable rate loans which Sovereign originated in 1995 and generally higher interest rates on newly originated loans in 1996.

     Interest on total deposits was $201.5 million for 1996 compared to $210.3 million for 1995. The average balance of total deposits was $4.97 billion with an average cost of 4.05% for 1996 compared to an average balance of $4.95 billion with an average cost of 4.25% for 1995. Despite a general rise in interest rates, the average cost of deposits decreased due to increased average balances of lower interest rate deposit products.

     Interest on total borrowings was $198.1 million for 1996 compared to $108.5 million for 1995. The average balance of total borrowings was $3.33 billion with an average cost of 5.95% for 1996 compared to an average balance of $1.83 billion with an average cost of 5.92% for 1995. The increase in average balance was the result of balance sheet growth being funded principally by borrowings.

     Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

                            TABLE 1: SPREAD ANALYSIS

                                                                      YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                   1996                                 1995                         1994
                                     ---------------------------------    ---------------------------------    --------------------
                                      AVERAGE                YIELD/       AVERAGE                 YIELD/        AVERAGE
                                      BALANCE    INTEREST     RATE        BALANCE    INTEREST      RATE         BALANCE   INTEREST
                                     ---------   ---------   -----       ---------   ---------  -----------    ---------  ---------
Interest-earning assets:
Interest-earning deposits.......... $   11,136  $   3,072    27.59%      $  23,868  $   3,843      16.10%     $   43,503  $   2,508
Investment and mortgage-backed
  securities
  available-for-sale(1)............    500,857     33,722     7.06         147,658     10,118       7.09         104,296      6,188
Investment and mortgage-backed
  securities held-to-maturity......  2,426,972    173,297     7.14       2,191,395    151,620       6.92       1,549,999     96,729
Net loans(2)(3)....................  5,488,984    406,159     7.40       4,496,756    327,450       7.29       3,581,685    248,716
                                     ---------  ---------    -----       ---------  ---------      -----       ---------  ---------
Total interest-earning assets......  8,427,949    616,250     7.33       6,859,677    493,031       7.19       5,279,483    354,141
Non-interest-earning assets........    399,813         --       --         366,931         --         --         250,836         --
                                     ---------  ---------    -----      ----------  ---------      -----      ----------  ---------
 Total assets...................... $8,827,762    616,250     7.00      $7,226,608    493,031       6.83      $5,530,319    354,141
                                    ==========  ---------    -----      ==========  ---------      -----      ==========  ---------
Interest-bearing liabilities:
Deposits:
 Demand deposit and NOW accounts... $  584,895      4,911      .84      $  489,478      5,195       1.06      $  353,067      4,153
 Savings accounts..................  1,025,063     23,925     2.33         975,643     23,158       2.37         944,178     24,267
 Money market accounts.............    638,172     25,786     4.04         552,073     24,706       4.48         297,228      8,257
 Certificates of deposit...........  2,725,540    146,861     5.39       2,929,025    157,208       5.37       1,989,931     85,135
                                     ---------  ---------    -----      ----------   ---------     -----      ----------  ---------
 Total deposits....................  4,973,670    201,483     4.05       4,946,219    210,267       4.25       3,584,404    121,812
Total borrowings...................  3,325,935    198,057     5.95       1,832,446    108,538       5.92       1,588,560     76,929
                                     ---------  ---------    -----       ---------  ---------      -----      ----------  ---------
Total interest-bearing
  liabilities......................  8,299,605    399,540     4.81       6,778,665    318,805       4.70       5,172,964    198,741
Non-interest-bearing liabilities...     74,448         --       --          70,630         --         --          75,694         --
                                     ---------  ---------    -----       ---------  ---------      -----      ----------  ---------
 Total liabilities.................  8,374,053    399,540     4.77       6,849,295    318,805       4.65       5,248,658    198,741
Stockholders' equity...............    453,709         --       --         377,313         --         --         281,661         --
                                     ---------  ---------    -----       ---------  ---------      -----      ----------  ---------
 Total liabilities and
   stockholders' equity............ $8,827,762    399,540     4.53      $7,226,608    318,805       4.41      $5,530,319    198,741
                                    ==========  ---------    -----      ==========  ---------      -----      ==========  ---------
Interest rate spread(4)............                           2.47%                                 2.42%
                                                             =====                                 =====
Net interest income/net interest
  margin(5)........................             $ 216,710     2.59%                  $174,226       2.54%                  $155,400
                                                =========    =====                   ========      =====                   ========
Ratio of interest-earning assets to
  interest-bearing liabilities.....                           1.02X                                 1.01x
                                                             =====                                 =====

                                       YIELD/
                                        RATE
                                     -----------
Interest-earning assets:
Interest-earning deposits..........        5.77%
Investment and mortgage-backed
  securities
  available-for-sale(1)............        6.27
Investment and mortgage-backed
  securities held-to-maturity......        6.24
Net loans(2)(3)....................        6.95
                                           ----
Total interest-earning assets......        6.72
Non-interest-earning assets........          --
                                           ----
 Total assets......................        6.41
                                           ----

Interest-bearing liabilities:
Deposits:
 Demand deposit and NOW accounts...        1.18
 Savings accounts..................        2.57
 Money market accounts.............        2.78
 Certificates of deposit...........        4.28
                                           ----
 Total deposits....................        3.40
Total borrowings...................        4.84
                                           ----
Total interest-bearing
  liabilities......................        3.84
Non-interest-bearing liabilities...          --
                                           ----
 Total liabilities.................        3.79
Stockholders' equity...............          --
                                           ----
 Total liabilities and
   stockholders' equity............        3.59
                                           ----

Interest rate spread(4)............        2.82%
                                           ====
Net interest income/net interest
  margin(5)........................        2.96%
                                           ====
Ratio of interest-earning assets to
  interest-bearing liabilities.....        1.02x
                                           ====


------------------
(1) The tax equivalent adjustments for the years ended December 31, 1996, 1995 and 1994 were $1,628,000, $344,000 and $346,000, respectively, and are based on an effective tax rate of 38% in 1996 and 1994 and 35% in 1995.

(2) Amortization of net fees of $1,534,000, $2,574,000 and $476,000 for the years ended December 31, 1996, 1995 and 1994, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for resale.

(3) The tax equivalent adjustments for the years ended December 31, 1996, 1995 and 1994, were $144,000, $144,000 and $150,000, respectively, and are based on an effective tax rate of 38% in 1996 and 1994 and 35% in 1995.

(4) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.

(5) Represents tax equivalent net interest income divided by interest-earning assets.

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

                         TABLE 2:  VOLUME/RATE ANALYSIS


                                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                           1996 VS. 1995                    1995 VS. 1994
                                                        INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                                  -------------------------------  -------------------------------
                                                    VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Interest-earning assets:
Interest-earning deposits.......................  $   2,286  $  (3,057) $    (771) $    (449) $   1,784  $   1,335
  Investment and mortgage-backed securities
    available-for-sale..........................     23,777       (173)    23,604      2,863      1,067      3,930
  Investment and mortgage-backed securities
    held-to-maturity............................     16,701      4,976     21,677     43,472     11,419     54,891
Net loans(1)....................................     73,341      5,368     78,709     66,140     12,594     78,734
                                                                        ---------                        ---------
Total interest-earning assets...................                          123,219                          138,890
                                                                        ---------                        ---------
Interest-bearing liabilities:
  Deposits......................................      1,174     (9,958)    (8,784)    53,273     35,182     88,455
  Borrowings....................................     88,933        586     89,519     12,885     18,724     31,609
                                                                        ---------                        ---------
Total interest-bearing liabilities..............                           80,735                          120,064
                                                                        ---------                        ---------
Net change in net interest income...............  $  41,477  $   1,007  $  42,484  $  42,395  $ (23,569) $  18,826
                                                  =========  =========  =========  =========  =========  =========

------------------
(1) Includes non-accrual loans and loans held for resale.

     Provision for Possible Loan Losses. The provision for possible loan losses was $2.5 million for 1996 compared to $1.0 million for 1995 and $4.1 million for 1994. In 1996, Sovereign diversified its lending efforts and began to offer small business loans and an expanded line of consumer products, such as automobile loans and credit cards. As a result of the increased risk inherent in these products, Sovereign increased its 1996 loan loss provision by 150%, or $1.5 million over 1995 levels. Also, Sovereign acquired approximately $713,000 in loan loss reserves as a result of its acquisition of West Jersey during 1996. As Sovereign continues to place emphasis on small business and consumer lending in 1997 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management"s Discussion and Analysis of Financial Condition and Results of Operations -- Credit Quality."

     During 1996, Sovereign charged-off (net of recoveries) $4.3 million of loans compared to $2.9 million during 1995. The increased level of charge-offs is primarily due to growth of $1.5 billion, or 31% in Sovereign's loan portfolio during 1996.

     Table 3 presents the activity in the allowance for possible loan losses for the years indicated (in thousands):

       TABLE 3:  RECONCILIATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES



                                                                             DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1996       1995       1994       1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
Allowance, beginning of year...........................  $  34,856  $  36,289  $  33,099  $  26,562  $  13,198
Charge-offs:
  Residential..........................................      4,333      2,679      2,563      1,077        905
  Commercial real estate...............................        192        498      2,932        292        618
  Commercial...........................................         --         --         --          1      1,853
  Consumer (including home equity lines of credit).....      1,051        403        933        894        740
                                                         ---------  ---------  ---------  ---------  ---------
     Total charge-offs.................................      5,576      3,580      6,428      2,264      4,116
                                                         ---------  ---------  ---------  ---------  ---------
Recoveries:
  Residential..........................................      1,052        514        352          7         41
  Commercial real estate...............................         75        125         82         49         54
  Commercial...........................................         --         --         75         45          3
  Consumer (including home equity lines of credit).....        170         23        297          6         28
                                                         ---------  ---------  ---------  ---------  ---------
     Total recoveries..................................      1,297        662        806        107        126
                                                         ---------  ---------  ---------  ---------  ---------
Charge-offs, net of recoveries.........................      4,279      2,918      5,622      2,157      3,990
Provision for possible loan losses.....................      2,516      1,000      4,100      8,650     10,080
Acquired reserves and other additions..................        716        485      4,712         44      7,274
                                                         ---------  ---------  ---------  ---------  ---------
Allowance, end of year.................................  $  33,809  $  34,856  $  36,289  $  33,099  $  26,562
                                                         =========  =========  =========  =========  =========
Charge-offs, net of recoveries to
  average loans........................................       .077%      .064%      .155%      .084%     .237%
                                                         =========  =========  =========  =========  =========

     Table 4 summarizes the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the years indicated (in thousands):

         TABLE 4: ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                         DECEMBER 31,
                                ----------------------------------------------------------------------------------------------

BALANCE AT END OF
PERIOD ATTRIBUTABLE TO:                  1996                    1995                    1994                    1993
------------------------------  ----------------------  ----------------------  ----------------------  ----------------------
                                  AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
                                ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
Residential real estate.......  $  12,701       37.57%  $  10,520       30.18%  $  10,540       29.05%  $   6,737       20.35%
Commercial real estate........      1,814        5.36         698        2.00         657        1.81       1,180        3.57
Commercial....................        369        1.09         181         .52         164         .45         125         .38
Consumer......................      6,940       20.53       4,190       12.02       4,435       12.22         927        2.80
Unallocated...................     11,985       35.45      19,267       55.28      20,493       56.47      24,130       72.90
                                ---------  ----------   ---------  ----------   ---------  ----------   ---------  ----------
    Total.....................  $  33,809      100.00%  $  34,856      100.00%  $  36,289      100.00%  $  33,099      100.00%
                                =========  ==========   =========  ==========   =========  ==========   =========  ==========


BALANCE AT END OF
PERIOD ATTRIBUTABLE TO:                  1992
------------------------------  ----------------------
                                  AMOUNT      PERCENT
                                ---------  -----------
Residential real estate.......  $   7,316       27.54%
Commercial real estate........      1,663        6.26
Commercial....................        135         .51
Consumer......................        997        3.75
Unallocated...................     16,451       61.94
                                ---------  ----------
    Total.....................  $  26,562      100.00%
                                =========  ==========


     Other Income. Total other income was $26.7 million for 1996 compared to $25.8 million for 1995.

     Other loan fees and service charges were $5.1 million for 1996 compared to $4.4 million for 1995. This increase was primarily due to an increase in Sovereign's servicing portfolio. At December 31, 1996, Sovereign serviced $4.93 billion of its own loans and $1.14 billion of loans for others. This compares to $4.04 billion of its own loans and $947.1 million of loans for others at December 31, 1995.

     Deposit fees were $12.0 million for 1996 compared to $9.4 million for 1995. This increase was primarily the result of a 16% increase in the number of transaction accounts in 1996 compared to 1995.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $4.5 million for 1996 compared to $419,000 for 1995. This increase was primarily attributable to gains of $4.2 million related to the liquidation of $156.5 million of available-for-sale and equity securities in 1996. These gains were realized as part of Sovereign's ongoing management of risk in its available-for-sale portfolio and taking advantage of favorable market conditions.

     Gains on sales of loans held for resale were $1.4 million for 1996 compared to $6.1 million for 1995. This decrease was primarily due to a gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights in 1995.

     Miscellaneous income was $3.7 million for 1996 compared to $5.5 million for 1995. This decrease was primarily due to a $2.6 million gain related to the sale of $130.6 million of deposits sold in 1995.

     General and Administrative Expenses. Total general and administrative expenses were $118.2 million for 1996 compared to $100.3 million for 1995. The 18% increase in general and administrative expenses from 1995 to 1996 compares to a 22% increase in the average balance sheet over the same time period. The ratio of general and administrative expenses to average assets was 1.34% for 1996 compared to 1.39% for 1995.

     Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1996 was 49.48% compared to 50.91% for 1995. The decrease in these expense ratios was the result of efficiences realized from improved productivity and controlled expenses through process improvements and technological initiatives.

     Other Operating Expenses. Total other operating expenses were $39.7 million for 1996 compared to $12.8 million for 1995. This increase is primarily the result of a non-recurring assessment charge of $27.8 million paid to the FDIC for the recapitalization of the SAIF in 1996. Included in other operating expenses was amortization of goodwill and other intangible assets of $11.8 million for 1996 compared to $12.2 million for 1995 and net real estate owned ("REO") losses of $99,000 for 1996 compared to $657,000 for 1995.

     Income Tax Provision. The income tax provision was $31.5 million for 1996 compared to $29.5 million for 1995. The effective tax rate for 1996 was 38% compared to 34.4% for 1995. The increased effective tax rate in 1996 was primarily attributable to a lower than normal effective tax rate in 1995, which was caused by the reversal of certain tax reserves which management determined were no longer necessary.

                              FINANCIAL CONDITION

     Loan Portfolio. Sovereign's loan portfolio at December 31, 1996 was $6.16 billion compared to $4.67 billion at December 31, 1995. This increase is the result of record level residential first mortgage loan closings in 1996 of $2.06 billion including approximately $1.67 billion of variable rate mortgage loans. This compares to first mortgage loan closings of $1.06 billion including approximately $678.0 million of variable rate mortgage loans during 1995.

     Sovereign is currently placing an increased emphasis on commercial loan and consumer loan originations. As a result, during 1996, Sovereign closed $117.2 million of commercial loans and $665.1 million of consumer loans, including the purchase of approximately $200.0 million of government guaranteed student loans. These results compare to $7.1 million of commercial loans and $256.6 million of consumer loans closed during 1995.

     Sovereign's primary loan products are variable rate mortgage loans on owner occupied residential real estate. As a result, at December 31, 1996, 82% of Sovereign's total loan portfolio was secured by residential real estate and 78% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, $561.2 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. Also, $248.6 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) and $150.0 million of short-term variable rate mortgage loans (loans with less than a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period.

     At December 31, 1996, Sovereign's total loan portfolio included $4.98 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending, at December 31, 1996, Sovereign's total loan portfolio also included $201.1 million of commercial loans and $894.6 million of consumer loans, including $556.7 million of outstanding home equity loans ($324.6 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     Table 5 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

                    TABLE 5:  COMPOSITION OF LOAN PORTFOLIO

                                                                   AT DECEMBER 31,
                      ---------------------------------------------------------------------------------------------------------
                               1996                    1995                    1994                    1993                1992
                      ----------------------   ----------------------   ----------------------   ----------------------   ---------
                       BALANCE     PERCENT      BALANCE     PERCENT      BALANCE     PERCENT      BALANCE     PERCENT      BALANCE
                      ---------  -----------   ---------  -----------   ---------  -----------   ---------  -----------   ---------
Residential real
  estate loans...... $4,982,416       80.93%  $3,998,048       85.53%  $3,710,150       85.27%  $2,434,520       84.01%  $1,830,629
  Residential
    construction
    loans...........     78,211        1.27       38,151         .82       49,094        1.13       23,086         .80       38,954
                     ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------   ----------
  Total Residential
    Loans...........  5,060,627       82.20    4,036,199       86.35    3,759,244       86.40    2,457,606       84.81    1,869,583
                     ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------   ----------
Multi-family
  loans.............     45,129         .74       75,218        1.61       95,216        2.19      117,257        4.04      125,443
Commercial real
  estate loans......     67,837        1.10       48,853        1.05       42,943         .99       21,464         .74       33,243
Commercial loans....     88,095        1.43       15,831         .34        5,730         .13        8,351         .29        7,565
                     ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------   ----------
Total Commercial
  Loans.............    201,061        3.27      139,902        3.00      143,889        3.31      147,072        5.07      166,251
                     ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------   ----------
  Consumer
    loans(1)........    894,634       14.53      498,263       10.65      447,765       10.29      293,336       10.12      301,548
                     ----------  ----------   ----------  ----------   ----------  ----------   ----------  ----------   ----------
    Total Loans..... $6,156,322      100.00%  $4,674,364      100.00%  $4,350,898      100.00%  $2,898,014      100.00%  $2,337,382
                     ==========  ==========   ==========  ==========   ==========  ==========   ==========  ==========   ==========

Total Loans with:(2)
  Fixed rates....... $1,330,625       21.61%  $1,134,542       24.27%  $1,097,469       25.22%   $ 905,320       31.24%   $ 737,339
  Variable rates....  4,825,697       78.39    3,539,822       75.73    3,253,429       74.78    1,992,694       68.76    1,600,043
                     ----------  -----------  ----------  ----------   ----------   ---------   ----------  ----------   ----------
    Total Loans..... $6,156,322      100.00%  $4,674,364      100.00%  $4,350,898      100.00%  $2,898,014      100.00%  $2,337,382
                     ==========  ===========  ==========  ==========   ==========  ==========   ==========  ==========   ==========


                        PERCENT
                      ----------
Residential real
  estate loans......       78.32%
  Residential
    construction
    loans...........        1.67
                      ----------
  Total Residential
    Loans...........       79.99
                      ----------
Multi-family
  loans.............        5.37
Commercial real
  estate loans......        1.43
Commercial loans....         .32
                      ----------
Total Commercial
  Loans.............        7.12
                      ----------
  Consumer
    loans(1)........       12.89
                      ----------
    Total Loans.....      100.00%
                      ==========
Total Loans with:(2)
  Fixed rates.......       31.55%
  Variable rates....       68.45
                      ----------
    Total Loans.....      100.00%
                      ==========


------------------

(1) Consumer loan balances at December 31, 1996, 1995, 1994, 1993 and 1992 include home equity loans of $556.7 million, $456.9 million, $413.0 million, $270.5 million and $260.5 million, respectively.

(2) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management"s Discussion and Analysis of Financial Condition and Results of Operations -- Loan Portfolio."

     Table 6 sets forth the maturity of Sovereign's residential construction, commercial real estate and commercial loans as scheduled to mature contractually at December 31, 1996 (in thousands):

                        TABLE 6: LOAN MATURITY SCHEDULE


                                                                     AMOUNTS AT DECEMBER 31, 1996, MATURING
                                                              -----------------------------------------------------
                                                              IN ONE YEAR   AFTER ONE YEAR      AFTER
                                                                OR LESS      --FIVE YEARS    FIVE YEARS     TOTAL
                                                              ------------  ---------------  -----------  ---------
Residential construction loans (net of loans in process of
  $41,935)..................................................   $    2,002      $   3,544      $  72,665   $  78,211
Commercial real estate loans................................        4,841         24,740         38,256      67,837
Commercial loans............................................       36,966         36,398         14,731      88,095
                                                               ----------      ---------      ---------   ---------
      Total.................................................   $   43,809      $  64,682      $ 125,652   $ 234,143
                                                               ==========      =========      =========   =========
Loans with:
  Fixed rates...............................................   $    6,526      $  30,637      $  60,576   $  97,739
  Variable rates............................................       37,283         34,045         65,076     136,404
                                                               ----------      ---------      ---------   ---------
      Total.................................................   $   43,809      $  64,682      $ 125,652   $ 234,143
                                                               ==========      =========      =========   =========

     Credit Quality. Since Sovereign's primary loan products are residential loans, Sovereign has instituted various controls specifically designed to improve the credit quality of residential loans. For instance, Sovereign utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Sovereign maintains an independent Loan Review Department which each month reviews a statistical sampling of all new originations for sound underwriting practices and reviews and rates all mortgage loan requests in excess of $300,000 with a loan-to-value ratio in excess of 75% and all applications for home equity lines of credit of $100,000 and over with a loan-to-value ratio in excess of 70%, prior to submission of the loan for underwriting. Results of these loan reviews are discussed at quarterly Loan Review meetings. Criticized loans and deficiencies in those loans are discussed. Guidelines are modified to prevent future deficiencies.

     Sovereign also closely monitors delinquencies as a means of maintaining high asset quality. Collection efforts begin as early as 15 days after a loan payment is due. All borrowers whose loans are more than 30 days past due are contacted by a collection officer in an effort to correct the delinquency. A variety of loss mitigation options are offered. Once a loan is more than 90 days past due, it is referred to the Asset Recovery and Liquidation Department and the process of liquidation begins. Sovereign monitors delinquency trends at 30, 60 and 90 days past due. These trends are discussed at the quarterly Loan Review and monthly Asset Review meetings, and with the Boards of Directors of Sovereign Bank and Sovereign Community Bank.

     At December 31, 1996, Sovereign's non-performing assets were $50.8 million compared to $43.7 million at December 31, 1995. Non-performing assets as a percentage of total assets were .54% at December 31, 1996 and 1995. At December 31, 1996, 89% of non-performing assets consisted of loans or REO related to one-to-four family residential real estate. The remainder of Sovereign's non-performing assets consist principally of commercial and multi-family REO; most of which have been acquired through acquisitions. Non-performing assets at December 31, 1996, included $6.6 million of REO which is carried at lower of cost or estimated fair value minus estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except loans guaranteed by the government or secured by deposit accounts) on non-performing status.

     Table 7 presents the composition of non-performing assets at the dates indicated (in thousands):

                        TABLE 7:  NON-PERFORMING ASSETS


                                                                                    AT DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                   1996       1995       1994       1993       1992
                                                                 ---------  ---------  ---------  ---------  ---------
Non-accrual loans:
  Past due 90 days or more as to interest or principal:
    Residential................................................  $  38,898  $  33,580  $  25,379  $  20,740  $  20,465
    Other......................................................      4.545      3,902      2,892      1,795        835
  Past due less than 90 days as to interest or principal:
    Residential................................................        639        644      2,980      1,056         --
    Other......................................................         --        739         --         --         --
                                                                 ---------  ---------  ---------  ---------  ---------
Total non-accrual loans........................................     44,082     38,865     31,251     23,591     21,300
Restructured loans.............................................        145        296         99        372      1,183
                                                                 ---------  ---------  ---------  ---------  ---------
Total non-performing loans.....................................     44,227     39,161     31,350     23,963     22,483
Real estate owned:
  Residential..................................................      5,929      2,437      6,104      4,510      7,655
  Other........................................................        660      2,076      3,087      8,306     12,247
                                                                 ---------  ---------  ---------  ---------  ---------
Total real estate owned........................................      6,589      4,513      9,191     12,816     19,902
                                                                 ---------  ---------  ---------  ---------  ---------
Total non-performing assets....................................  $  50,816  $ 43,674   $ 40,541   $ 36,779   $  42,385
                                                                 =========  ========   ========   ========   =========

Past due 90 days or more as to interest or principal and
  accruing interest(1).........................................  $  10,955  $      --  $      --  $      63  $      75

Non-performing assets as a percentage of total assets..........        .54%       .54%       .62%       .75%      1.15%
Non-performing loans as a percentage of total loans............        .72        .83        .72        .81        .94
Non-performing assets as a percentage of total loans and real
  estate owned.................................................       1.00        .92        .93       1.24       1.75
Allowance for possible loan losses as a percentage of total
  non-performing assets........................................      64.53      78.95      88.24      89.24      61.91
Allowance for possible loan losses as a percentage of total
  non-performing loans.........................................      74.15      88.05     114.11     136.97     116.72


------------------
(1) At December 31, 1996, non-performing assets past due 90 days or more as to interest or principal and accruing interest include $10.5 million of government-guaranteed student loans which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Potential problem loans (consisting of loans which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) were comprised of 5 loans which amounted to $4.5 million at December 31, 1996 and consisted principally of multi-family loans.

     At December 31, 1996, Sovereign serviced, with recourse, a total of $60.1 million of single-family residential loans. Substantially all of this recourse servicing was acquired in the Jersey Shore acquisition. These are seasoned loans and historical loss experience has been minimal.

     The adequacy of Sovereign's allowance for possible loan losses is constantly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At December 31, 1996, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 1.54% compared to 1.32% at December 31, 1995. This increase is attributable to the growth of Sovereign's student loan portfolio and delinquencies associated with it. Sovereign's loan delinquencies as a percentage of total loans excluding student loans delinquencies was 1.27%, down slightly from 1995.

Sovereign's student loans are government-guaranteed which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     These factors indicated to management that a provision for possible loan losses of $2.5 million was necessary to maintain the allowance for possible loan losses at a level which management conservatively estimates is necessary to absorb potential future losses in consideration of the factors noted above.

     Investment and Mortgage-backed Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of AAA by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At December 31, 1996, three securities, or 5% of Sovereign's total investment portfolio are classified as high risk securities as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at December 31, 1996 is 2.2 years.

     Investment and Mortgage-backed Securities Available-for-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment and mortgage-backed securities available-for-sale, see Note 4 at Item 8 "Financial Statements and Supplementary Data" hereof.

     The maturities of mortgage-backed securities available-for-sale are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's effective tax rate of 38%.

     Table 8 sets forth the amortized cost, expected maturities and yields of Sovereign's investment and mortgage-backed securities available-for-sale at December 31, 1996 (in thousands):

     TABLE 8: INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
                               MATURITY SCHEDULE


                                                            AMOUNTS AT DECEMBER 31, 1996, DUE
                                          ----------------------------------------------------------------------
                                                                                             NO
                                                                                           STATED
                                          IN ONE YEAR     ONE YEAR       FIVE YEARS       MATURITY
                                            OR LESS     --FIVE YEARS    --TEN YEARS       OR RATE        TOTAL
                                          ------------  -------------  --------------  --------------  ---------
Investment Securities:
  U.S. Treasury and government agency
    securities..........................   $       --     $   4,978      $       --      $       --    $   4,978
                                                   --          7.03%             --              --         7.03%
  Equity securities.....................           --            --                         285,367      285,367
                                                   --            --              --            4.66%        4.66%
Mortgage-backed Securities:
  FHLMC.................................           --            --          25,288              --       25,288
                                                   --            --            6.58%             --         6.58%
  Collateralized mortgage obligations...       47,802       116,657              --              --      164,459
                                                 7.14%         6.75%             --              --         6.86%
                                           ----------     ---------      ----------      ----------    ---------
      Total investment and
         mortgage-backed securities
         available-for-sale.............   $   47,802     $ 121,635      $   25,288      $  285,367    $ 480,092
                                           ==========     =========      ==========      ==========    =========
                                                 7.14%         6.76%           6.58%           4.66%        5.54%
                                           ==========     =========      ==========      ==========    =========

     Investment and Mortgage-backed Securities Held-to-Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association ("GNMA"), the RTC and private issuers; and collateralized mortgage obligations. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment and mortgage-backed securities held-to-maturity, see Note 4 at Item 8 "Financial Statements and Supplementary Data" hereof.

     The maturities of the mortgage-backed securities held-to-maturity are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's effective tax rate of 38%.

     Table 9 sets forth the expected maturity and yields of Sovereign's investment and mortgage-backed securities held-to-maturity at December 31, 1996 (in thousands):

      TABLE 9: INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY
                               MATURITY SCHEDULE


                                                               AMOUNTS AT DECEMBER 31, 1996, DUE
                                              --------------------------------------------------------------------
                                              IN ONE YEAR      ONE YEAR      FIVE YEARS      AFTER
                                                OR LESS      --FIVE YEARS   --TEN YEARS    TEN YEARS      TOTAL
                                              ------------  --------------  ------------  -----------  -----------
Investment Securities:
  U.S. Treasury and government agency
    securities..............................   $      749     $    2,520     $       --    $      --   $     3,269
                                                     7.17%          6.21%            --           --          6.43%
  Corporate securities......................           --          1,006             --           --         1,006
                                                       --           8.20%            --           --          8.20%
  Other securities..........................       50,075            205            310           10        50,600
                                                     1.67%          3.65%          7.52%          --          1.71%
Mortgage-backed Securities:
  FHLMC.....................................        9,983         28,041         93,512        6,339       137,875
                                                     7.06%          7.78%          6.34%        7.46%         6.74%
  FNMA......................................          454         35,348        145,188        9,919       190,909
                                                     8.61%          7.06%          6.38%        6.87%         6.54%
  GNMA......................................           --            444         14,941      172,558       187,943
                                                       --           9.46%          6.75%        7.64%         7.57%
  RTC.......................................           --             --             --       25,284        25,284
                                                       --             --             --         6.76%         6.76%
  Private issues............................        6,083        137,935        102,580          896       247,494
                                                     7.31%          6.59%          6.79%        6.06%         6.69%
  Collateralized mortgage obligations.......       31,842        454,124        487,509      614,093     1,587,568
                                                     7.47%          7.27%          7.06%        6.73%         7.00%
                                               ----------     ----------     ----------    ---------   -----------
    Total investment and mortgage-backed
      securities held-to-maturity...........   $   99,186     $  659,623     $  844,040    $ 829,099   $ 2,431,948
                                               ==========     ==========     ==========    =========   ===========
                                                     4.49%          7.14%          6.83%        6.93%         6.85%
                                               ==========     ==========     ==========    =========   ===========

     Table 10 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's shareholders' equity which were held by Sovereign at December 31, 1996 (in thousands):

              TABLE 10: INVESTMENT AND MORTGAGE-BACKED SECURITIES


                                                                                         AT DECEMBER 31, 1996
                                                                                     -----------------------------
                                      ISSUER                                         CARRYING VALUE   FAIR VALUE
                                      ------                                         --------------  -------------
CMS Securities Corp................................................................   $     64,661   $      63,832
G.E. Capital Mortgage Servicing, Inc...............................................        318,679         313,902
Housing Securities, Inc............................................................         74,869          72,242
Independent National Mortgage Corp.................................................         65,677          65,425
PHH Mortgage Servicing Corp........................................................        185,366         185,639
Prudential Home Mortgage Securities, Inc...........................................        207,456         207,380
Residential Funding Mortgage Securities, Inc.......................................        277,756         275,671
Securitized Asset Sales, Inc.......................................................        101,699         101,261
Saxon Mortgage Securities Corp.....................................................         47,666          46,036
                                                                                      ------------   -------------
  Total............................................................................   $  1,343,829   $   1,331,388
                                                                                      ============   =============

     Prior to the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determined the appropriate classification of securities at the time of purchase. If Sovereign had the intent and the ability at the time of purchase to hold securities until maturity or on a long-term basis, they were classified as investments and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held-to-maturity or on a long-term basis were classified as available-for-sale and carried at the lower of cost or estimated fair value. Securities held for indefinite periods of time included securities that management intended to use as part of its asset/liability management strategy and that may have been sold in response to changes in interest rates, resultant prepayment risk, and other factors related to interest rate and resultant prepayment risk changes.

     Other Assets. Premises and equipment at December 31, 1996 was $53.6 million compared to $57.0 million at December 31, 1995. This decrease is attributable to depreciation and the disposition of certain fixed assets without a corresponding increase in purchases.

     Goodwill and intangible assets at December 31, 1996 were $111.5 million compared to $123.2 million at December 31, 1995. This decrease is due to the amortization of these assets with no additional goodwill created or acquired through acquisitions in 1996.

     Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at December 31, 1996 were $5.05 billion compared to $5.04 billion at December 31, 1995.

     Table 11 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

                    TABLE 11:  DEPOSIT PORTFOLIO COMPOSITION


                                                                            AT DECEMBER 31,
                                              ----------------------------------------------------------------------------
                                                        1996                      1995                      1994
                                              ------------------------  ------------------------  ------------------------
                                                              % OF                      % OF                      % OF
                ACCOUNT TYPE                    BALANCE     DEPOSITS      BALANCE     DEPOSITS      BALANCE     DEPOSITS
--------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Demand deposit and NOW accounts.............  $   659,828       13.06%  $   549,232       10.90%  $   426,548       10.59%
Savings accounts............................      991,970       19.63       925,842       18.37       925,667       22.98
Money market accounts.......................      610,491       12.08       720,997       14.31       388,579        9.65
Retail certificates of deposit..............    2,672,567       52.90     2,731,009       54.20     2,207,531       54.82
                                              -----------  ----------   -----------  ----------   -----------  ----------
  Total retail deposits.....................    4,934,856       97.67     4,927,080       97.78     3,948,325       98.04
Jumbo certificates of deposit...............      117,585        2.33       112,063        2.22        78,794        1.96
                                              -----------  ----------   -----------  ----------   -----------  ----------
  Total deposits............................  $ 5,052,441      100.00%  $ 5,039,143      100.00%  $ 4,027,119      100.00%
                                              ===========  ==========   ===========  ==========   ===========  ==========

     Borrowings. Sovereign utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh ("FHLB") provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof.

     Total borrowings at December 31, 1996 were $3.86 billion of which $2.76 billion were short-term compared to total borrowings of $2.53 billion of which $1.51 billion were short-term at December 31, 1995.

     Table 12 presents information regarding borrowings at the dates indicated (in thousands):

                             TABLE 12:  BORROWINGS


                                                                     AT DECEMBER 31,
                                 ----------------------------------------------------------------------------------------
                                             1996                          1995                          1994
                                 ----------------------------  ----------------------------  ----------------------------
                                                 WEIGHTED                      WEIGHTED                      WEIGHTED
                                   BALANCE     AVERAGE RATE      BALANCE     AVERAGE RATE      BALANCE     AVERAGE RATE
                                 -----------  ---------------  -----------  ---------------  -----------  ---------------
Securities sold under
  repurchase agreements........  $        --            --%    $   382,279          6.38%    $   608,810          5.72%
FHLB advances..................    3,688,518          5.85       1,979,551          5.75       1,434,081          5.25
Other borrowings...............      167,748          7.46         168,826          7.49         119,696          7.71
                                 -----------          ----     -----------          ----     -----------          ----
  Total borrowings.............  $ 3,856,266          5.92%    $ 2,530,656          5.96%    $ 2,162,587          5.52%
                                 ===========          ====     ===========          ====     ===========          ====

     Through the use of interest rate swaps, $1.36 billion of the 1996 FHLB advances have been effectively converted to fixed rate obligations.

     At December 31, 1996, other borrowings include $50.0 million of subordinated debentures which have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

     In addition, $500.0 million of borrowings have been protected from upward repricing through the use of interest rate caps.

     Stockholders' Equity. Total stockholders' equity at December 31, 1996 was $475.8 million compared to $427.0 million at December 31, 1995. The increase in stockholders' equity was primarily attributable to the retention of earnings of $51.5 million in 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank and Sovereign Community Bank are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank and Sovereign Community Bank for December 1996 was 5.34% and 72.63%, respectively.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $50 million per month. At December 31, 1996, Sovereign had $2.77 billion in unpledged investment and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     Cash and cash equivalents decreased $42.6 million for 1996. Net cash provided by operating activities was $46.4 million for 1996. Net cash used by investing activities for 1996 was $1.33 billion consisting primarily of purchases of mortgage-backed securities and loans, partially offset by proceeds from sales of investment and mortgage-backed securities available-for-sale. Net cash used for purchases of loans was $885.0 million for 1996 compared to $305.8 million for 1995. This increase is primarily attributable to the purchase of approximately $200.0 million of government guaranteed student loans and increased purchases of residential mortgage loans through the secondary market. Net cash provided by financing activities for 1996 was $1.24 billion which includes an increase in short-term borrowings of $322.5 million and an increase in proceeds from long-term borrowings of $1.01 billion resulting from Sovereign's effort to extend borrowings to manage its interest rate risk and balance sheet growth that could not be funded through deposit growth.

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

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

     At December 31, 1996, Sovereign Bank and Sovereign Community Bank were classified as well-capitalized and were in compliance with all capital requirements. The following table sets forth the capital ratios of Sovereign Bank, Sovereign Community Bank and Sovereign Bancorp and the current regulatory requirements at December 31, 1996:


                                                                SOVEREIGN
                                                  SOVEREIGN     COMMUNITY    SOVEREIGN
                                                    BANK          BANK       BANCORP(1)     REQUIREMENT
                                                 -----------  -------------  -----------  ---------------
Tangible capital to tangible assets............      5.33%         5.33%         3.98%          1.50%
Leverage (core) capital to tangible
  assets.......................................      5.33          5.33          3.98           3.00
Leverage (core) capital to risk-adjusted
  assets.......................................     11.51          9.13          8.37           4.00
Risk-based capital to risk-adjusted
  assets.......................................     12.25         10.06         12.97           8.00

------------------
(1) OTS capital regulations do not apply to holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 7.69% at December 31, 1996.

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

     Sovereign Bank manages the one year interest rate gap within a range of +/-10%. A negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +200 basis point instantaneous rate shock environment to be within a 5% loss. At December 31, 1996, Sovereign estimates that if interest rates rise by 200 basis points, net interest income would decrease by 1.62%.

     Pursuant to its interest rate risk management strategy, Sovereign enters into off-balance sheet transactions which involve interest rate exchange agreements (swaps, caps and floors) for interest rate risk management purposes. Sovereign's objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

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

     Table 13 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 1996, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

                            TABLE 13:  GAP ANALYSIS


                                                                     0-3         4 MONTHS         YEAR 2
                                                                   MONTHS        -1 YEAR          & OVER           TOTAL
                                                                 ----------     -----------     -----------     ----------
Interest-earning assets:
  Investment and mortgage-backed securities(1)(2) ............   $  864,215     $   321,335     $ 1,736,190     $2,921,740
                                                                       6.41 %          6.94 %          6.97%          6.80%
  Loans(3) ...................................................    1,139,609       1,951,712       3,055,041      6,146,362
                                                                       8.06 %          7.48 %          7.35%          7.52%
                                                                 ----------     -----------     -----------     ----------
Total interest-earning assets ................................    2,003,824       2,273,047       4,791,231      9,068,102
                                                                       7.35 %          7.40 %          7.21%          7.29%
Non-interest-earning assets ..................................         --              --           365,052        365,052
                                                                 ----------     -----------     -----------     ----------
Total assets .................................................   $2,003,824     $ 2,273,047     $ 5,156,283     $9,433,154
                                                                       7.35 %          7.40 %          6.70%          7.01%
                                                                 ----------     -----------     -----------     ----------
Interest-bearing liabilities:
  Deposits(4) ................................................   $  671,397     $ 1,798,143     $ 2,582,901     $5,052,441
                                                                       4.50 %          4.67 %          3.39%          3.99%
  Borrowings .................................................    1,625,283       1,146,426       1,084,557      3,856,266
                                                                       5.63 %          5.96 %          6.32%          5.92%
                                                                 ----------     -----------     -----------     ----------
Total interest-bearing liabilities ...........................    2,296,680       2,944,569       3,667,458      8,908,707
                                                                       5.30 %          5.17 %          4.26%          4.83%
Non-interest-bearing liabilities .............................         --              --            48,632         48,632
Stockholders' equity .........................................         --              --           475,815        475,815
                                                                 ----------       ---------     -----------     ----------
Total liabilities and stockholders' equity ...................   $2,296,680     $ 2,944,569     $ 4,191,905     $9,433,154
                                                                       5.30 %          5.17 %          3.73%          4.56%
                                                                 ----------     -----------     -----------     ----------
Excess assets (liabilities) before effect of off-balance sheet
  positions ..................................................   $ (292,856)    $  (671,522)    $   964,378
                                                                 ----------     -----------     -----------
  To total assets ............................................        (3.10)%         (7.12)%         10.22%          2.45%
                                                                 ==========     ===========     ===========     ==========
Cumulative excess assets (liabilities) before effect of
  off-balance sheet positions ................................   $ (292,856)    $  (964,378)    $      --
                                                                 ==========     ===========     ===========
    To total assets ..........................................        (3.10)%        (10.22)%
Effect of off-balance sheet positions on assets and
  liabilities ................................................   $  940,601     $  (701,422)    $  (239,179)
                                                                 ==========     ===========     ===========
Excess assets (liabilities) after effect of off-balance sheet
  positions ..................................................   $  647,745     $(1,372,944)    $   725,199
                                                                 ==========     ===========     ===========
    To total assets ..........................................         6.87 %        (14.55)%          7.69%
Cumulative excess assets (liabilities) after off-balance sheet
  positions ..................................................   $  647,745     $  (725,199)    $      --
                                                                 ==========     ===========     ===========
    To total assets ..........................................         6.87 %         (7.69)%

------------------
(1) Includes interest-earning deposits.
(2) Mortgage-backed securities include annual prepayment and repayment assumptions between 6% and 30% initially with gradual slowing thereafter. Balances on these securities are presented net of deferred loan fees.
(3) Loan balances include annual prepayment and repayment assumptions between 6% and 35% initially with gradual slowing thereafter. Loan balances are presented net of deferred loan fees and include loans held for resale and the allowance for loan losses.
(4) Savings, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 20%.

     Table 14 presents selected quarterly consolidated financial data (in thousands, except per share data):

           TABLE 14:  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA


                                                                       THREE MONTHS ENDED
                                     --------------------------------------------------------------------------------------
                                     DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,
                                       1996       1996       1996       1996       1995       1995       1995       1995
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total interest income..............   $164,456   $161,675   $150,193   $139,926   $136,575   $128,827   $116,220   $111,409
Total interest expense.............    108,755    106,459     95,331     88,995     90,137     85,150     74,845     68,673
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net interest income................     55,701     55,216     54,862     50,931     46,438     43,677     41,375     42,736
Provision for possible loan
  losses...........................      1,000        500        516        500        250        250        250        250
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after
  provision........................     54,701     54,716     54,346     50,431     46,188     43,427     41,125     42,486
Other income.......................      9,651      6,734      5,432      4,866      6,774      4,894      9,294      4,867
Other expenses.....................     33,761     33,598     32,707     29,987     28,940     26,447     28,929     28,792
Non-recurring SAIF assessment(1)...         --     27,818         --         --         --         --         --         --
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes.........     30,591         34     27,071     25,310     24,022     21,874     21,490     18,561
Income tax provision...............     11,632          6     10,276      9,629      8,325      7,436      7,347      6,431
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income.........................   $ 18,959   $     28   $ 16,795   $ 15,681   $ 15,697   $ 14,438   $ 14,143   $ 12,130
                                      ========   ========   ========   ========   ========   ========   ========   ========
Net income before non-recurring
  SAIF assessment..................   $ 18,959   $ 17,275   $ 16,795   $ 15,681   $ 15,697   $ 14,438   $ 14,143   $ 12,130
                                      ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) applicable to
  common stock.....................   $ 17,396   $ (1,534)  $ 15,233   $ 14,118   $ 14,134   $ 12,875   $ 12,580   $ 12,130
                                      ========   ========   ========   ========   ========   ========   ========   ========
Earnings per common and common
  equivalent share(2)(3)...........   $    .26   $    .00   $    .24   $    .22   $    .22   $    .20   $    .21   $    .20
Market prices(2)
  High.............................     11 3/8     9 3/16      9 3/8      9 1/4      8 1/2      8 1/2      7 5/8     7 3/16
  Low..............................     9 1/16          8     8 5/16      7 3/4      7 3/4     7 9/16      6 3/8    5 15/16
Dividends per share(2).............      .0175      .0175      .0175      .0175      .0175      .0174      .0174      .0174

------------------
(1) Reflects a one-time assessment of $17.2 million (after-tax) charged by the FDIC for the recapitalization of the SAIF.

(2) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1997.

(3) The results for the three-month period ended September 30, 1996 include the non-recurring SAIF assessment described in Note 1 above. Excluding the non-recurring SAIF assessment, earnings per common and common equivalent share for the three-month period ended September 30, 1996 would have been $.24.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

     Net Income. Net income for the year ended December 31, 1995 was $56.4 million, a 22% increase over $46.4 million for the year ended December 31, 1994. On a per share basis, net income rose to $.83 in 1995 from $.75 in 1994. Return on average assets was .78% for 1995 compared to .84% for 1994. Return on average equity for 1995 was 14.95% compared to 16.47% for 1994.

     Net Interest Income. Net interest income for 1995 was $174.2 million compared to $155.4 million in 1994. This represents an increase of 12% and is primarily due to an increase in the size of the balance sheet resulting from recent acquisitions and internal growth, partially offset by a decline in Sovereign's interest rate spread.

     Interest on interest-earning deposits was $3.8 million for 1995 compared to $2.5 million for 1994. The average balance of interest-earning deposits was $23.9 million with an average yield of 16.10% for 1995 compared to an average balance of $43.5 million with an average yield of 5.77% for 1994. The high yield in 1995 was the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-bearing deposits in future years.

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

     Provision for Possible Loan Losses. The provision for possible loan losses for 1995 was $1.0 million compared to $4.1 million for 1994. The decreased loan loss provision from 1994 to 1995 was the result of two primary factors. During 1995, Sovereign's loan charge-offs (net of recoveries) decreased by 93% compared to 1994 levels, which coincides with the reduction of loan loss provision for 1995. Also, Sovereign acquired reserves of $485,000 from its Sovereign Community Bank acquisition in 1995, which more than offset the credit risk of the acquired loan portfolio and helped to offset incremental provisioning in 1995. Management closely monitors the level of loan loss reserves in relation to current and anticipated origination levels, past loan loss experience, geographic and industry concentrations, the credit risk inherent in its loan portfolio, economic conditions, and several other factors.

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

     Deposit fees were $9.4 million for 1995 compared to $5.8 million for 1994. This increase was the result of the Berkeley acquisition and the full year effect of the Shadow Lawn acquisition.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $419,000 for 1995 compared to $494,000 for 1994.

     Gains on sales of loans held for resale were $6.1 million for 1995 compared to $1.5 million for 1994. The 1995 gain includes a $3.6 million gain recognized on the sale of $238.5 million of mortgage servicing rights. The 1994 gain includes a $1.1 million gain on the sale of servicing rights related to $111.4 million of residential mortgage loans.

     Miscellaneous income was $5.5 million for 1995 compared to $1.8 million for 1994. This increase includes a $2.6 million gain related to the sale of $130.6 million of deposits sold in 1995.

     General and Administrative Expenses. Total general and administrative expenses were $100.3 million for 1995 compared to $84.4 million for 1994. The 19% increase in general and administrative expenses from 1994 to 1995 compares to a 31% increase in the average balance sheet over the same time period. The ratio of general and administrative expenses to average assets was 1.39% for 1995 compared to 1.53% for 1994. This decrease in the expense ratio is the result of efficiencies realized from recent acquisitions and an increase in average balances without a corresponding increase in operating expenses. Sovereign's efficiency ratio for 1995 was 50.91% compared to 49.80% for 1994.

     Other Operating Expenses. Total other operating expenses were $12.8 million for 1995 compared to $6.6 million for 1994. Included in other operating expenses was amortization of goodwill and other intangible assets of $12.2 million for 1995 compared to $6.5 million for 1994. This increase was primarily the result of the Berkeley acquisition and a full year of amortization of goodwill and core deposit intangibles resulting from the Shadow Lawn acquisition. Net REO losses were $657,000 for 1995 compared to $91,000 for 1994.

     Income Tax Provision. The income tax provision for 1995 was $29.5 million compared to $28.5 million for 1994. The effective tax rate for 1995 was 34.4% compared to 38.0% for 1994. The decreased effective tax rate in 1995 as compared to 1994 was primarily attributable to the reversal of certain tax reserves during 1995 which management determined were no longer necessary.

                        MARKET AND DIVIDEND INFORMATION

     Sovereign's common and preferred stock is traded and listed on the NASDAQ National Market System under the symbol "SVRN" and "SVRNP," respectively. Options on Sovereign common stock are traded on the Philadelphia Stock Exchange
(PHLX) under the symbol "SVRN" or "SQV." At December 31, 1996, the total number of holders of record of Sovereign's common stock was 8,559.

     Holders of Sovereign's common stock are entitled to receive dividends when, as and if declared by Sovereign's Board of Directors, out of funds legally available therefor. The timing and amount of any future dividends will depend on earnings, capital requirements, federal and state laws, regulations and policies and other factors including the amounts of dividends payable to Sovereign by its subsidiaries. The current quarterly dividend, adjusted to reflect all stock dividends and stock splits declared through January 1997, is $.020 per share.

     Holders of Sovereign's preferred stock are entitled to receive, when and as declared by the Board of Directors, out of assets of the Corporation legally available for payment, cash dividends payable quarterly at the rate of 6 1/4% per annum. Dividends on the preferred stock, calculated as a percentage of the liquidation preference, are payable quarterly on February 15, May 15, August 15 and November 15 of each year.

                              REPORT OF MANAGEMENT

To Our Stockholders:

FINANCIAL STATEMENTS

Sovereign Bancorp, Inc. ("Sovereign") is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to annual financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

     Management assessed Sovereign's internal control structure over financial reporting as of December 31, 1996. This assessment was based on criteria for effective internal control over the preparation of its published annual financial statements described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained an effective internal control structure over the preparation of its published annual financial statements as of December 31, 1996.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

     Management assessed compliance by Sovereign Bank, FSB ("Sovereign Bank") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Sovereign Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1996.


JAY S. SIDHU               KARL D. GERHART              MARK R. MCCOLLOM
PRESIDENT AND              TREASURER AND                CHIEF ACCOUNTING OFFICER
CHIEF EXECUTIVE OFFICER    CHIEF FINANCIAL OFFICER

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sovereign Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant assumptions made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     In 1995, the Company changed its method of accounting for mortgage servicing rights, as discussed in Note 1 to the consolidated financial statements. In 1994, the Company changed its method of accounting for investment and mortgage-backed securities, as discussed in Note 1 to the consolidated financial statements.

/s/ ERNST & YOUNG LLP
    -----------------------
January 21, 1997
Reading, Pennsylvania

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                          AT DECEMBER 31,
                                                                                      ----------------------
                                                                                         1996        1995
                                                                                      ----------  ----------
ASSETS
  Cash and amounts due from depository institutions.................................  $   99,721  $  130,841
  Interest-earning deposits.........................................................       5,453      16,930
  Loans held for resale (approximate fair value of $24,056 and $71,297 at December
     31, 1996 and 1995, respectively)...............................................      23,849      70,512
  Investment and mortgage-backed securities available-for-sale......................     484,339     889,509
  Investment and mortgage-backed securities held-to-maturity (approximate fair value
     of $2,409,929 and $2,087,356 at December 31, 1996 and 1995, respectively)......   2,431,948   2,077,212
  Loans.............................................................................   6,156,322   4,674,364
  Allowance for possible loan losses................................................     (33,809)    (34,856)
  Premises and equipment............................................................      53,592      56,951
  Real estate owned.................................................................       6,589       4,514
  Accrued interest receivable.......................................................      52,906      42,785
  Goodwill and other intangible assets..............................................     111,457     123,243
  Other assets......................................................................      40,787      26,282
                                                                                      ----------  ----------
        TOTAL ASSETS................................................................  $9,433,154  $8,078,287
                                                                                      ==========  ==========
LIABILITIES
  Deposits..........................................................................  $5,052,441  $5,039,143
  Borrowings
     Short-term.....................................................................   2,764,518   1,512,720
     Long-term......................................................................   1,091,748   1,017,936
  Advance payments by borrowers for taxes and insurance.............................      23,335      22,117
  Other liabilities.................................................................      25,297      59,346
                                                                                      ----------  ----------
        Total Liabilities...........................................................   8,957,339   7,651,262
                                                                                      ----------  ----------
STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation preference;
     7,500,000 shares authorized; 2,000,000 shares issued and outstanding at
     December 31, 1996 and December 31, 1995........................................      96,446      96,446
  Common stock; no par value; 100,000,000 shares authorized;
     63,716,294 shares issued at December 31, 1996 and 58,126,733 shares issued
     at December 31, 1995...........................................................     278,076     248,875
  Unallocated common stock held by the Employee Stock Ownership Plan at cost; 4,067,047 shares at December 31, 1996 and 3,569,215 shares at
     December 31, 1995..............................................................     (33,015)    (28,772)
  Treasury stock; at cost; 7,934 shares.............................................         (88)         --
  Unrecognized gain on investment and mortgage-backed securities available-for-sale,
     net of tax.....................................................................       2,590       3,988
  Retained earnings.................................................................     131,806     106,488
                                                                                      ----------  ----------
     Total Stockholders' Equity.....................................................     475,815     427,025
                                                                                      ----------  ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................  $9,433,154  $8,078,287
                                                                                      ==========  ==========

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                               1996      1995      1994
                                                                             --------  --------  --------
INTEREST INCOME:
  Interest on interest-earning deposits....................................  $  3,072  $  3,843  $  2,508
  Interest and dividends on investment and mortgage-backed securities
     available-for-sale....................................................    33,722    10,118     6,188
  Interest and dividends on investment and mortgage-backed securities
     held-to-maturity......................................................   173,297   151,620    96,729
  Interest and fees on loans...............................................   406,159   327,450   248,716
                                                                             --------  --------  --------
           Total interest income...........................................   616,250   493,031   354,141
                                                                             --------  --------  --------
INTEREST EXPENSE:
  Interest on deposits.....................................................   201,483   210,267   121,812
  Interest on borrowings...................................................   198,057   108,538    76,929
                                                                             --------  --------  --------
           Total interest expense..........................................   399,540   318,805   198,741
                                                                             --------  --------  --------
NET INTEREST INCOME........................................................   216,710   174,226   155,400
Provision for possible loan losses.........................................     2,516     1,000     4,100
                                                                             --------  --------  --------
Net interest income after provision for possible loan losses...............   214,194   173,226   151,300
                                                                             --------  --------  --------
OTHER INCOME:
  Other loan fees and service charges......................................     5,101     4,445     5,018
  Deposit fees.............................................................    11,984     9,427     5,755
  Gain on sale of loans and investment and mortgage-backed securities
     available-for-sale....................................................     4,520       419       494
  Gain on sale of loans held for resale....................................     1,419     6,079     1,486
  Miscellaneous income.....................................................     3,659     5,459     1,801
                                                                             --------  --------  --------
           Total other income..............................................    26,683    25,829    14,554
                                                                             --------  --------  --------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and employee benefits...........................................    51,480    41,158    33,896
  Occupancy and equipment expenses.........................................    22,171    19,286    15,908
  Outside services.........................................................    14,886    10,890     7,627
  Deposit insurance premiums...............................................     8,997    10,423     7,627
  Advertising..............................................................     3,576     4,602     4,013
  Other administrative expenses............................................    17,081    13,908    15,319
                                                                             --------  --------  --------
           Total general and administrative expenses.......................   118,191   100,267    84,390
                                                                             --------  --------  --------
OTHER OPERATING EXPENSES:
  Non-recurring SAIF assessment............................................    27,818        --        --
  Amortization of goodwill and other intangible assets.....................    11,763    12,184     6,508
  Real estate owned losses.................................................        99       657        91
                                                                             --------  --------  --------
           Total other operating expenses..................................    39,680    12,841     6,599
                                                                             --------  --------  --------
Income before income taxes.................................................    83,006    85,947    74,865
Income tax provision.......................................................    31,543    29,539    28,467
                                                                             --------  --------  --------
NET INCOME.................................................................  $ 51,463  $ 56,408  $ 46,398
                                                                             ========  ========  ========
NET INCOME APPLICABLE TO COMMON STOCK......................................  $ 45,213  $ 51,719  $ 46,398
                                                                             ========  ========  ========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE(1)                           $    .72  $    .83  $    .75
                                                                             ========  ========  ========
DIVIDENDS PER COMMON SHARE(1)..............................................  $   .070  $   .070  $   .088
                                                                             ========  ========  ========

------------------
(1) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1997.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                       UNALLOCATED
                                                                                                                         COMMON
                                      COMMON         PREFERRED                                                            STOCK
                                      SHARES          SHARES         COMMON      PREFERRED    RETAINED     TREASURY      HELD BY
                                    OUTSTANDING     OUTSTANDING       STOCK        STOCK      EARNINGS       STOCK        ESOP
                                   -------------  ---------------  -----------  -----------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 1993.......       49,628              --       $184,886   $       --     $ 76,193     $ (1,958)    $     --
Net income.......................           --              --             --           --       46,398           --           --
Exercise of stock options........          662              --          1,318           --           --           --           --
Cash in lieu of fractional
 shares..........................           (1)             --            (14)          --           --           --           --
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............          229              --          2,580           --           --           --           --
Stock dividends..................        4,162              --         38,135           --      (38,135)          --           --
Dividends paid, $.0882 per
 share...........................           --              --             --           --       (5,252)          --           --
Treasury stock retired...........           --              --         (1,958)          --           --        1,958           --
Unrecognized loss on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................           --              --             --           --           --           --           --
Other............................           --              --             11           --          625           --           --
                                        ------           -----       --------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 1994.......       54,680              --        224,958           --       79,829           --           --
                                        ------           -----       --------      -------     --------     --------     --------
Net Income.......................           --              --             --           --       56,408           --           --
Exercise of stock options........          453              --            840           --           --           --           --
Cash in lieu of fractional
 shares..........................           --              --             (2)          --           --           --           --
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............          251              --          1,963           --           --           --           --
Stock dividends..................        2,743              --         20,571           --      (20,571)          --           --
Dividends paid on common stock,
 $.0697 per share................           --              --             --           --       (3,945)          --           --
Preferred stock offering.........           --           2,000             --       96,446           --           --           --
Dividends paid on preferred
 stock, $2.34 per share..........           --              --             --           --       (4,688)          --           --
Unrecognized gain on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................           --              --             --           --           --           --           --
Purchase of shares under Employee
 Stock Ownership Plan............       (3,757)             --             --           --           --           --      (30,286)
Allocation of shares under
 Employee Stock Ownership Plan...          188              --             --           --           --           --        1,514
Other............................           --              --            545           --         (545)          --           --
                                        ------           -----       --------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 1995.......       54,558           2,000        248,875       96,446      106,488           --      (28,772)
                                        ------           -----       --------      -------     --------     --------     --------
Net Income.......................           --              --             --           --       51,463           --           --
Exercise of stock options........          488              --          1,322           --           --           --           --
Cash in lieu of fractional
 shares..........................           --              --             (2)          --           (9)          --           --
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............          201              --          1,699           --           --           --           --
Stock dividends..................        2,905              --         24,509           --      (24,509)          --           --
Stock dividends on unallocated
 Employee Stock Ownership Plan
 shares..........................         (179)             --             --           --        1,506           --       (1,506)
Dividends paid on common stock,
 $.0700 per share................           --              --             --           --       (4,138)          --           --
Dividends paid on preferred
 stock, $3.125 per share.........           --              --             --           --       (6,250)          --           --
Treasury stock repurchase........           (8)             --             --           --           --          (88)          --
Unrecognized loss on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................           --              --             --           --           --           --           --
Purchase of shares under Employee
 Stock Ownership Plan............         (544)             --             --           --           --           --       (4,559)
Allocation of shares under
 Employee Stock Ownership Plan...          224              --            643           --           --           --        1,822
Issuance of stock for West
 Jersey..........................        1,996              --          1,030           --        7,255           --           --
                                        ------           -----       --------      -------     --------     --------     --------
BALANCE, DECEMBER 31, 1996.......       59,641           2,000        $278,076      $96,446     $131,806     $    (88)    $(33,015)
                                        ======           =====        ========      =======     ========     ========     ========


                                    UNRECOGNIZED
                                    LOSS/GAIN ON
                                     AVAILABLE-         TOTAL
                                      FOR-SALE      STOCKHOLDERS'
                                      PORTFOLIO        EQUITY
                                   ---------------  -------------
BALANCE, DECEMBER 31, 1993.......     $      --       $ 259,121
Net income.......................            --          46,398
Exercise of stock options........            --           1,318
Cash in lieu of fractional
 shares..........................            --             (14)
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............            --           2,580
Stock dividends..................            --              --
Dividends paid, $.0882 per
 share...........................            --          (5,252)
Treasury stock retired...........            --              --
Unrecognized loss on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................          (887)           (887)
Other............................            --             636
                                         ------        --------
BALANCE, DECEMBER 31, 1994.......          (887)        303,900
                                         ------        --------
Net Income.......................            --          56,408
Exercise of stock options........            --             840
Cash in lieu of fractional
 shares..........................            --              (2)
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............            --           1,963
Stock dividends..................            --              --
Dividends paid on common stock,
 $.0697 per share................            --          (3,945)
Preferred stock offering.........            --          96,446
Dividends paid on preferred
 stock, $2.34 per share..........            --          (4,688)
Unrecognized gain on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................         4,875           4,875
Purchase of shares under Employee
 Stock Ownership Plan............                       (30,286)
Allocation of shares under
 Employee Stock Ownership Plan...            --           1,514
Other............................            --              --
                                         ------        --------
BALANCE, DECEMBER 31, 1995.......         3,988         427,025
                                         ------        --------
Net Income.......................            --          51,463
Exercise of stock options........            --           1,322
Cash in lieu of fractional
 shares..........................            --             (11)
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan.............            --           1,699
Stock dividends..................            --              --
Stock dividends on unallocated
 Employee Stock Ownership Plan
 shares..........................            --              --
Dividends paid on common stock,
 $.0700 per share................            --          (4,138)
Dividends paid on preferred
 stock, $3.125 per share.........            --          (6,250)
Treasury stock repurchase........            --             (88)
Unrecognized loss on investment
 and mortgage-backed securities
 available-for-sale, net of
 tax.............................        (1,398)         (1,398)
Purchase of shares under Employee
 Stock Ownership Plan............            --          (4,559)
Allocation of shares under
 Employee Stock Ownership Plan...            --           2,465
Issuance of stock for West
 Jersey..........................            --           8,285
                                         ------     -------------
BALANCE, DECEMBER 31, 1996.......        $2,590        $475,815
                                         ======        ========

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................  $   51,463  $   56,408  $   46,398
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses and deferred taxes......................       9,037       5,269       9,837
  Depreciation...............................................................       6,029       5,154       4,873
  Amortization...............................................................       8,664       5,162        (533)
  Gain on sale of loans, investment and mortgage-backed securities and real
    estate owned.............................................................      (4,421)     (2,538)     (1,504)
  Allocation of Employee Stock Ownership Plan................................       2,465       1,514          --
  Net change in:
    Loans held for resale....................................................      46,663     (62,846)     44,901
    Accrued interest receivable..............................................      (9,567)    (12,416)    (10,609)
    Prepaid expenses and other assets........................................     (28,807)     (3,170)    (69,089)
    Other liabilities........................................................     (35,087)     14,647      (4,826)
                                                                               ----------  ----------  ----------
Net cash provided by operating activities....................................      46,439       7,184      19,448
                                                                               ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment and mortgage-backed securities:
  Available-for-sale.........................................................     655,127      37,393     750,441
  Held-to-maturity...........................................................          --          --          --
Proceeds from repayments and maturities of investment and mortgage-backed securities:
  Available-for-sale.........................................................     113,394          --       3,961
  Held-to-maturity...........................................................     464,317     335,313     333,412
Purchases of investment and mortgage-backed securities:
  Available-for-sale.........................................................    (359,144)    (83,860)   (337,046)
  Held-to-maturity...........................................................    (801,067) (1,322,625)   (655,664)
Proceeds from sales of loans.................................................       7,716       7,307       6,515
Purchase of loans............................................................    (885,033)   (305,794)    (72,808)
Net change in loans other than purchases and sales...........................    (532,489)     (3,933) (1,012,243)
Proceeds from sales of premises and equipment................................       2,970      10,729       2,060
Purchases of premises and equipment..........................................      (5,152)    (18,551)     (4,820)
Proceeds from sales of real estate owned.....................................       6,471       6,972      12,556
Net cash received from business combinations.................................       4,983       5,569      46,659
Other, net...................................................................          --          --      (4,395)
                                                                               ----------  ----------  ----------
Net cash used by investing activities........................................  (1,327,907) (1,331,480)   (931,372)
                                                                               ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Assumption of deposits.......................................................          --     818,913      13,687
Net increase (decrease) in deposits..........................................     (73,063)     88,085     101,535
Net increase (decrease) in short-term borrowings.............................     322,472    (535,669)    731,231
Proceeds from long-term borrowings...........................................   1,005,001     905,499      75,000
Repayments of long-term borrowings...........................................          --        (714)     (3,019)
Net increase (decrease) in advance payments by borrowers for taxes and
  insurance..................................................................       1,103      (3,776)      3,992
Cash dividends paid to stockholders..........................................     (10,388)     (8,633)     (5,252)
Net proceeds from issuance of common stock...................................       4,040       2,801       3,884
Net proceeds from issuance of preferred stock................................          --      96,446          --
Advance to the Employee Stock Ownership Plan.................................     (10,206)    (30,286)         --
Purchase of treasury stock...................................................         (88)         --          --
                                                                               ----------  ----------  ----------
Net cash provided by financing activities....................................   1,238,871   1,332,666     921,058
                                                                               ----------  ----------  ----------
Net change in cash and cash equivalents......................................     (42,597)      8,370       9,134
Cash and cash equivalents at beginning of period.............................     147,771     139,401     130,267
                                                                               ----------  ----------  ----------
Cash and cash equivalents at end of period...................................  $  105,174  $  147,771  $  139,401
                                                                               ==========  ==========  ==========
RECONCILIATION OF CASH AND CASH EQUIVALENTS TO CONSOLIDATED BALANCE SHEETS:
Cash and amounts due from depository institutions............................  $   99,721  $  130,841  $  110,270
Interest-earning deposits....................................................       5,453      16,930      29,131
                                                                               ----------  ----------  ----------
Cash and cash equivalents at end of period...................................  $  105,174  $  147,771  $  139,401
                                                                               ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES:

     Income tax payments totaled $39.6 million in 1996, $20.6 million in 1995 and $23.7 million in 1994. Interest payments totaled $453.3 million in 1996, $303.6 million in 1995 and $196.0 million in 1994. Noncash activity consisted of mortgage loan securitization of $372.1 million in 1996, $200.9 million in 1995 and $159.5 million in 1994; reclassification of long-term borrowings to short-term borrowings of $931.7 million in 1996, $315.8 million in 1995 and $159.5 million in 1994; and reclassification of mortgage loans to real estate owned of $10.0 million in 1996, $4.5 million in 1995 and $7.2 million in 1994.

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

     a. Principles of Consolidation -- The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank and Sovereign Community Bank. All material intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information -- Earnings per share have been calculated based on the average common shares outstanding (including assumed conversion of preferred shares and excluding unallocated shares in Sovereign's Employee Stock Ownership Plan ("ESOP")) for the respective periods. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless anti-dilutive. The number of shares used in the computation of fully diluted earnings per share for the years ended December 31, 1996, 1995, and 1994 were
71.8 million, 67.9 million and 61.7 million, respectively. All per share data has been restated to reflect the effect of the 20% stock split which was authorized on January 16, 1997, with a record date of March 3, 1997, the 5% stock dividends which were authorized on December 20, 1995 and February 22, 1995, with record dates of February 1, 1996 and March 31, 1995, respectively, the 10% stock dividend which was authorized on April 19, 1994, with a record date of April 29, 1994 and all prior stock dividends and stock splits.

     d. Interest-Earning Deposits -- Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank of Pittsburgh ("FHLB") and deposits with other financial institutions generally having maturities of three months or less.

     e. Investment and Mortgage-backed Securities -- Effective January 1, 1994, Sovereign adopted Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities that the company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Sovereign has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method. In 1993 and prior periods, investment and mortgage-backed securities were intended to be held-to-maturity and were generally carried at cost, adjusted for amortization of premiums and accretion of discounts, because Sovereign had both the intent and ability to hold these securities to maturity or on a long-term basis. Marketable equity securities were carried at the lower of cost or estimated fair value on an aggregate basis. Trading securities were carried at fair value.

     f. Forward Commitments and Options -- Sovereign utilizes forward commitments and/or options to hedge interest rate risk associated with loans held for resale and/or commitments to fund loans. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that management recognize as separate assets, rights to service mortgage loans for others, however these servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance.

     For purposes of measuring impairment of capitalized mortgage servicing rights and minimizing the impact of risk, Sovereign conservatively evaluates the loans underlying these rights by stratifying them into certain homogeneous categories which include, but are not limited to, residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. Sovereign also takes into consideration any inherent risks, which historically have been minimal on these loan types, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

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

     i. Loans -- Interest on loans is credited to income as it is earned. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (unless government-guaranteed or secured by deposit accounts) or sooner if management believes the loan has become impaired. Sovereign defines impairment as the existence of one or a combination of any of the following loan weaknesses:

          o the primary source of repayment is gone or severely impaired and Sovereign may have to rely on the secondary source

          o loss does not seem likely, but sufficient problems have arisen to cause Sovereign to go to abnormal lengths to protect its position in order to maintain a high probability of repayment

          o Obligors are unable to generate enough cash flow to reduce their debts

          o Deterioration in collateral value or inadequate inspection or verification of value (if the collateral is expected to be a source of repayment)

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

          o Flaws in documentation leave Sovereign in a subordinated or unsecured position when the collateral is needed for repayment of the loan

     When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. In order for a non-accrual loan to revert to accruing status, all delinquent interest must be paid and Sovereign must approve a repayment plan.

     Loans delinquent 180 days or more are considered for charge-off unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples of this would include: a loan which is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. A decision to charge-off a loan does not necessarily mean that the asset has no recovery or salvage value, but rather it is not practical to defer writing off the balance, even though partial or full recovery may be realized in the future.

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

Office buildings..........................................       15 to 50 years
Leasehold improvements....................................        5 to 10 years
Furniture, fixtures and equipment.........................        3 to 10 years
Automobiles...............................................              3 years


     Expenditures for maintenance and repairs are charged to expense as incurred.

     1. Real Estate Owned -- Real estate owned consists of properties acquired by or in lieu of foreclosure and properties that qualify for in-substance foreclosure. Real estate owned is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of real estate owned which occur after the initial transfer from the loan portfolio are recorded as other operating expenses. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

     m. Income Taxes -- Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     p. Consolidated Statement of Cash Flows -- For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

     q. Reclassifications -- Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in these financial statements. These reclassifications have no effect on net income.

     r. Long-Lived Assets -- In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in 1996 and the effect of adoption was not material.

     s. Intangibles -- Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are being amortized on accelerated bases pursuant to core deposit studies and in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," over the estimated lives of the existing deposit relationships acquired, but not exceeding 15 years. Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Goodwill is being amortized using the straight line method over various periods not exceeding 20 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121.

(2) BUSINESS COMBINATIONS

     On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. Sovereign acquired approximately $100.0 million in assets consisting principally of investment securities and loans and assumed approximately $73.0 million of deposit liabilities. West Jersey shareholders received .8335 shares of Sovereign common stock in exchange for each share of West Jersey common stock, or $8.91 per share. Sovereign issued 1.7 million new shares (2.0 million shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction, which was tax-free to West Jersey and West Jersey shareholders.

     On November 17, 1995, Sovereign acquired two branch offices and related deposits of Berkeley Federal Bank & Trust, FSB ("Berkeley"). Sovereign assumed approximately $111.7 million of deposits for a premium of $5.5 million. Of this premium, $604,000 was recorded as a core deposit

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)

intangible and $4.9 million was recorded as goodwill. The balances of this core deposit intangible and goodwill at December 31, 1996 were $441,000 and $4.6 million, respectively.

     On November 15, 1995, Sovereign acquired Colonial State Bank in a transaction accounted for as a purchase. Sovereign acquired $46.5 million of assets consisting principally of loans and investment securities. Sovereign also assumed approximately $42.0 million of deposit liabilities. Sovereign acquired Colonial State Bank in exchange for $6.3 million in cash. This transaction added goodwill of $3.3 million to Sovereign's balance sheet. The balance of the goodwill at December 31, 1996 was $3.1 million. After receipt of regulatory approvals and pursuant to the terms of the agreement entered into by Sovereign and Colonial State Bank, upon acquisition, Colonial State Bank became a wholly-owned, BIF-insured subsidiary of Sovereign and converted to a federal savings bank under the name Colonial Bank for Savings, a Federal Savings Bank. On April 1, 1996, Colonial Bank for Savings, FSB was renamed Sovereign Community Bank. It is management's intention to merge Sovereign Community Bank into Sovereign Bank in 1997.

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

     On April 21, 1995, Sovereign completed its sale of seven southern New Jersey offices with related deposits totaling $106.7 million to Collective Bancorp, Inc. ("Collective"). Six of these offices had previously been purchased from Berkeley as part of a transaction which occurred on January 1, 1995. In addition, Sovereign acquired $7.0 million of deposits from Collective's Wilmington, Delaware branch office. As a result of this transaction, Sovereign recognized a pre-tax gain of $1.5 million and reduced its existing core deposit intangible by approximately $6.0 million.

     On January 1, 1995, Sovereign acquired 23 branch offices located in New Jersey and Delaware with $909.3 million of deposit liabilities from Berkeley. In exchange for assuming the deposits of the Berkeley offices, Sovereign acquired principally cash and fixed assets, net of a deposit premium of $66.6 million which was recorded as $7.6 million of core deposit intangible and $59.0 million of goodwill. The balances of this core deposit intangible and goodwill at December 31, 1996 were $3.4 million and $49.4 million, respectively.

     On November 1, 1994, Sovereign acquired Charter FSB Bancorp, Inc. ("Charter"). Sovereign exchanged a total of 7.0 million new shares (9.3 million shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock for all of the outstanding shares of Charter common stock. The acquisition of Charter was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Charter for all periods presented. Sovereign's consolidated results of operations for the year ended December 31, 1994 include Charter's results of operations for the twelve-month period ended December 31, 1994.

     On September 16, 1994, Sovereign acquired the Chadds Ford, Pennsylvania office and related deposits of Second National Federal Savings Association ("Second National") from the Resolution Trust Corporation ("RTC"), receiver for Second National. Sovereign assumed approximately $14.4 million of deposits from the Chadds Ford office for a premium of $675,000, which was recorded as a core deposit intangible. The balance of this core deposit intangible was $337,000 at December 31, 1996.

     On August 5, 1994, Sovereign acquired Shadow Lawn Savings Bank ("Shadow Lawn") in a transaction accounted for as a purchase. Sovereign acquired $787.5 million of assets consisting principally of investment and mortgage-backed securities and loans. Sovereign also assumed approximately $730.6 million of deposit liabilities. Sovereign acquired Shadow Lawn in exchange for an estimated purchase price of $78.4 million of cash. This transaction added a core deposit intangible

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)

of $13.0 million and goodwill of $26.7 million to Sovereign's balance sheet. The balances of this core deposit intangible and goodwill at December 31, 1996 were $7.4 million and $24.3 million, respectively.

     Following are selected unaudited pro forma results of operations for 1996, 1995 and 1994 as if the Colonial and Shadow Lawn acquisitions (which were accounted for as purchases) had occurred at the beginning of 1994 (in thousands, except per share data):

                                                   YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
Total interest and non-interest income.....  $642,933     $522,160     $403,772
Net interest income........................   216,710      176,016      171,531
Net income.................................    51,463       56,602       47,313
Earnings per common and
 common equivalent share...................       .72          .83          .75


     On June 25, 1996, Sovereign executed a Definitive Agreement to acquire First State Financial Services ("First State"), a $600.0 million holding company headquartered in West Caldwell, New Jersey. The transaction closed on February 18, 1997; accordingly, financial data for First State is not reflected in Sovereign's year-end financial results. First State's sole banking subsidiary, First Dewitt Bank, operates 14 branch offices located in central and northern New Jersey. The transaction will add loans of approximately $450.0 million and deposits of approximately $520.0 million to Sovereign's balance sheet. The terms of the agreement called for Sovereign to exchange 1.225 shares (1.47 shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock for each share of First State common stock. Sovereign will issue approximately 4.9 million new shares (5.9 million shares as adjusted for all subsequent stock dividends and stock splits) in connection with the transaction, which will be tax-free to First State and First State's shareholders, and will be accounted for as a pooling-of-interests.

     On February 5, 1997, Sovereign executed a Definitive Agreement to acquire Bankers Corp., Inc. ("Banker's"), a $2.5 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth, and Ocean counties, New Jersey. The transaction will add loans, deposits, and shareholders' equity to Sovereign of $1.7 billion, $1.6 billion, and $193.0 million, respectively. The terms of the Agreement call for Sovereign to exchange $25.50 in Sovereign common stock for each outstanding common share of Bankers. The transaction will be tax-free to Bankers and Bankers' shareholders, and will be accounted for as a pooling-of-interests. Sovereign anticipates that the transaction will close during the third quarter of 1997.

(3) RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Sovereign Bank and Sovereign Community Bank are required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 1996 and 1995 were $43.7 million and $50.8 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows (in thousands):


                                                                      AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                                    1996                                             1995
                              ------------------------------------------------  ----------------------------------------------
                              AMORTIZED   UNREALIZED    UNREALIZED     FAIR     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                COST     APPRECIATION   DEPRECIATION   VALUE      COST     APPRECIATION DEPRECIATION   VALUE
                              ---------  -------------  -----------  ---------  ---------  -----------  -----------  ---------
Investment and Mortgage-
  backed Securities
  Available-for-Sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $   4,978    $      43     $      --   $   5,021  $ 150,242   $     131    $   1,264   $ 149,109
  Equity securities.........    285,367        3,725            --     289,092    135,494       1,166           89     136,571
Mortgage-backed Securities:
  FHLMC.....................     25,288           --           287      25,001    156,123         763        1,357     155,529
  FNMA......................         --           --            --          --    136,861       2,241          657     138,445
  GNMA......................         --           --            --          --     59,215       2,697           --      61,912
  Collateralized mortgage
    obligations.............    164,459          895           129     165,225    245,037       3,568          662     247,943
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------
Total investment and
  mortgage-backed securities
  available-for-sale........  $ 480,092    $   4,663     $     416   $ 484,339  $ 882,972   $  10,566    $   4,029   $ 889,509
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------


                                                                      AT DECEMBER 31,
                              ------------------------------------------------------------------------------------------------
                                                    1996                                             1995
                              ------------------------------------------------  ----------------------------------------------
                              AMORTIZED   UNREALIZED    UNREALIZED     FAIR     AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                COST     APPRECIATION   DEPRECIATION   VALUE      COST     APPRECIATION DEPRECIATION   VALUE
                              ---------  -------------  -----------  ---------  ---------  -----------  -----------  ---------
Investment and Mortgage-
  backed Securities Held-to-
  Maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $   3,269    $      46     $      25   $   3,290  $   4,993   $      37    $      --   $   5,030
  Corporate securities......      1,006           32            --       1,038      1,010          60           --       1,070
  Other securities..........     50,600           --            --      50,600        482          --           --         482
Mortgage-backed Securities:
  FHLMC.....................    137,875          849         3,311     135,413    168,713       1,730        1,274     169,169
  FNMA......................    190,909          369         5,029     186,249    221,046       1,240        2,026     220,260
  GNMA......................    187,943        3,559           207     191,295    170,064       6,548           80     176,532
  RTC.......................         --           --            --          --     28,954          --        4,456      24,498
  Private issues............    272,778           87         9,529     263,336    284,640         622        2,626     282,636
  Collateralized mortgage
    obligations.............  1,587,568        4,521        13,381   1,578,708  1,197,310      10,556          187   1,207,679
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------
Total investment and
  mortgage-backed securities
  held-to-maturity..........  $2,431,948   $   9,463     $  31,482   $2,409,929 $2,077,212  $  20,793    $  10,649   $2,087,356
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------
                              ---------       ------    -----------  ---------  ---------  -----------  -----------  ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):


                                                                                  AMORTIZED      FAIR
                                                                                    COST         VALUE
                                                                                 -----------  -----------
Investment and Mortgage-backed Securities Available-for-Sale:
  Due in one year or less......................................................  $        --   $      --
  Due after one year through five years........................................       11,802      11,815
  Due after five years through ten years.......................................       15,545      15,424
  Due after ten years..........................................................      167,378     168,008
  No stated maturity...........................................................      285,367     289,092
                                                                                 -----------  -----------
    Total investment and mortgage-backed securities available-for-sale.........  $   480,092   $ 484,339
                                                                                 -----------  -----------
                                                                                 -----------  -----------

                                                                                  AMORTIZED      FAIR
                                                                                    COST         VALUE
                                                                                 -----------  -----------
Investment and Mortgage-backed Securities Held-to-Maturity:
  Due in one year or less......................................................  $    58,471   $  58,500
  Due after one year through five years........................................       49,157      49,456
  Due after five years through ten years.......................................       46,688      46,957
  Due after ten years..........................................................    2,277,632   2,255,016
                                                                                 -----------  -----------
    Total investment and mortgage-backed securities held-to-maturity...........  $ 2,431,948   $2,409,929
                                                                                 -----------  -----------
                                                                                 -----------  -----------

     There were no sales of investment and mortgage-backed securities held-to-maturity in 1996, 1995 and 1994. Proceeds from sales of investment and mortgage-backed securities available-for-sale and the realized gross gains and losses from those sales are as follows (in thousands):


                                                                                AVAILABLE-FOR-SALE
                                                                           ------------------------------
                                                                              YEAR ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                             1996       1995       1994
                                                                           --------    -------   --------
Proceeds from sales.....................................................   $655,127    $37,393   $750,441
                                                                           --------    -------   --------
                                                                           --------    -------   --------
Gross realized gains....................................................   $  8,857    $   326   $  2,377
Gross realized losses...................................................      4,435          7        840
                                                                           --------    -------   --------
Net realized gains......................................................   $  4,422    $   319   $  1,537
                                                                           --------    -------   --------
                                                                           --------    -------   --------

     Investment and mortgage-backed securities with an estimated fair value of $98.9 million and $578.3 million were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 1996 and 1995, respectively.

     In May 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires management to classify investments in equity securities that have readily determinable fair values and all investments in debt securities as either held-to-maturity and reported at amortized cost, available-for-sale and reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, or trading securities and reported at fair value with unrealized gains and losses included in earnings. Effective January 1, 1994, Sovereign adopted SFAS No. 115 and classified $1.29 billion of securities as held-to-maturity, $391.0 million of securities as available-for-sale and $6.5 million of securities as trading securities. The

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES -- (CONTINUED)

adoption of SFAS No. 115 resulted in an $836,000 increase to stockholders' equity accounted for as the cumulative effect of a change in accounting principle in 1994.

     On November 15, 1995, the FASB issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." On December 7, 1995, in accordance with provisions in that Special Report, Sovereign reclassified $750.2 million of securities from held-to-maturity to available-for-sale. This reclassification resulted in a $1.7 million unrealized gain, net of tax, which is included in Sovereign's stockholders' equity at December 31, 1995.

(5) LOANS

     A summary of loans included in the consolidated balance sheets follows (in thousands):


                                                             AT DECEMBER 31,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
                                                          BALANCE       BALANCE
                                                        ----------    ----------
Residential real estate loans ......................    $4,982,416    $3,998,048
Residential construction loans (net of loans in
  process of $41,935 and $33,095, respectively) ....        78,211        38,151
                                                        ----------    ----------
     Total Residential Loans .......................     5,060,627     4,036,199
                                                        ----------    ----------
Multi-family loans .................................        45,129        75,218
Commercial real estate loans .......................        67,837        48,853
Commercial loans ...................................        88,095        15,831
                                                        ----------    ----------
     Total Commercial Loans ........................       201,061       139,902
                                                        ----------    ----------
Consumer loans(1) ..................................       894,634       498,263
                                                        ----------    ----------
     Total Loans ...................................    $6,156,322    $4,674,364
                                                        ----------    ----------
                                                        ----------    ----------
Total Loans with:
  Fixed rates ......................................    $1,330,625    $1,134,542
  Variable rates ...................................     4,825,697     3,539,822
                                                        ----------    ----------
     Total Loans ...................................    $6,156,322    $4,674,364
                                                        ----------    ----------
                                                        ----------    ----------

------------------
(1) Consumer loan balances at December 31, 1996 and 1995 include home equity loans of $556.7 million and $456.9 million, respectively.

     As a result of Sovereign's use of interest rate swaps, $561.2 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. Also, $248.6 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) and $150.0 million of short-term variable rate mortgage loans (loans with less than a five year fixed rate period) have effectively been converted to a variable rate over the fixed rate period.

     The majority of all loans are located in Sovereign's marketplace (eastern Pennsylvania, New Jersey and northern Delaware). This is Sovereign's only significant geographic concentration.

     The total amount of loans being serviced for the benefit of others was $1.14 billion and $947.1 million at December 31, 1996 and 1995, respectively. During 1995, Sovereign recognized a gain of $3.6 million on the sale of servicing rights related to $238.5 million of residential mortgage loans. At December 31, 1996 and 1995, Sovereign had capitalized excess servicing assets of $815,000 and $2.3 million and originated mortgage servicing rights of $5.5 million and $1.9 million, respectively and no purchased servicing assets.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(5) LOANS -- (CONTINUED)

     Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that management recognize as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. The Statement also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance.

     The activity in the allowance for possible loan losses is as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1996        1995        1994
                                                 -------     -------     -------
Balance, beginning of period ...............     $34,856     $36,289     $33,099
Acquired reserves and other additions ......         716         485       4,712
Provision for possible loan losses .........       2,516       1,000       4,100
Charge-offs ................................       5,576       3,580       6,428
Recoveries .................................       1,297         662         806
                                                 -------     -------     -------
Balance, end of period .....................     $33,809     $34,856     $36,289
                                                 -------     -------     -------
                                                 -------     -------     -------

     In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," that amends SFAS No. 114 and eliminates its provisions regarding how a creditor should report income on an impaired loan. Originally, SFAS No. 114 would have required creditors to apply one of two allowable methods. As a result of the amendment, creditors may now continue to use existing methods for recognizing income on impaired loans, including methods that are required by certain industry regulators. SFAS No. 118 also clarified SFAS No. 114's disclosure requirements. Consistent with SFAS No. 114, Sovereign excludes all residential and consumer loans from the requirements of this Statement, as these smaller-balance, homogeneous loans are collectively evaluated for impairment. SFAS No. 114 and SFAS No. 118 were adopted by Sovereign beginning January 1, 1995. The effect of SFAS No. 114 and SFAS No. 118 on Sovereign was not significant.

(6) PREMISES AND EQUIPMENT

     A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                           AT DECEMBER 31,
                                                     --------------------------
                                                       1996              1995
                                                     --------          --------
Land .......................................         $  9,895          $ 10,067
Office buildings ...........................           37,395            38,133
Furniture, fixtures, and equipment .........           49,871            45,681
Leasehold improvements .....................            6,538             5,937
Automobiles ................................              900               914
                                                     --------          --------
                                                      104,599           100,732
Less accumulated depreciation ..............          (51,007)          (43,781)
                                                     --------          --------
     Total premises and equipment ..........         $ 53,592          $ 56,951
                                                     --------          --------
                                                     --------          --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(6) PREMISES AND EQUIPMENT -- (CONTINUED)

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1996, are summarized as follows (in thousands):

 1997................................................................  $   2,986
1998................................................................      2,466
1999................................................................      1,954
2000................................................................      1,531
2001................................................................      1,338
Thereafter..........................................................      4,232
                                                                      ---------
                                                                      $  14,507
                                                                      ---------
                                                                      ---------

     Total rental expense for all leases for the years ended December 31, 1996, 1995 and 1994 was $3.2 million, $2.7 million and $2.1 million, respectively.

(7) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                             AT DECEMBER 31,
                                                          ----------------------
                                                            1996          1995
                                                          -------        -------
Accrued interest receivable on:
Investment and mortgage-backed securities ........        $17,399        $17,106
Loans ............................................         35,507         25,679
                                                          -------        -------
     Total interest receivable ...................        $52,906        $42,785
                                                          -------        -------
                                                          -------        -------

     Accrued interest receivable is stated net of an allowance for potentially uncollected interest (for loans on non-accrual and for loans that have been restructured). If these non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 1996 and 1995 would have increased by approximately $3.3 million and $2.5 million, respectively. Interest income, which was recorded on these loans for the years ended December 31, 1996 and 1995 was $1.6 million and $1.1 million, respectively.

(8) DEPOSITS

     Deposits are summarized as follows (in thousands):


                                                                   AT DECEMBER 31,
                                   ------------------------------------------------------------------------------
                                                    1996                                     1995
                                   ---------------------------------------  -------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                                                AVERAGE                                  AVERAGE
TYPE OF ACCOUNT                       BALANCE     PERCENT         RATE       BALANCE         PERCENT       RATE
---------------------------------  ----------     -------       --------    ----------       -------     --------
Demand deposit accounts..........  $  241,044           5%          --%     $  168,757           3%          --%
NOW accounts.....................     418,784           8         1.27         380,475           8         1.26
Savings accounts.................     991,970          20         2.40         925,842          19         2.31
Money market accounts............     610,491          12         3.98         720,997          14         4.36
Retail certificates of deposit...   2,672,567          53         5.31       2,731,009          54         5.48
Jumbo certificates of deposit....     117,585           2         5.45         112,063           2         5.70
                                   ----------       -----        -----      ----------         ---        -----
     Total deposits..............  $5,052,441        100%        3.99%      $5,039,143         100%       4.24%
                                   ----------       -----        -----      ----------         ---        -----
                                   ----------       -----        -----      ----------         ---        -----

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(8) DEPOSITS -- (CONTINUED)

     Certificate accounts are frequently renewed at maturity rather than paid out. The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1996 (in thousands):


                                            WITHIN     SIX MOS. -     ONE -        THREE -      FIVE -         OVER
                                            SIX MOS.     ONE YR.    THREE YRS.    FIVE YRS.    TEN YRS.      TEN YRS.      TOTAL
                                            --------   ----------   ----------    ---------    --------      --------   ----------
Certificate accounts by rate:
2.001 -- 4.000%.........................     $27,726   $      166    $    478      $   284      $    25       $   32    $   28,711
4.001 -- 6.000%.........................          14    1,946,757     628,319       18,372        7,507           52     2,601,021
6.001 -- 8.000%.........................      22,771       16,134      51,805       21,532       31,762        3,347       147,351
8.001 -- 10.000%........................       1,083        1,063       5,607          727          883          461         9,824
Above 10.000%...........................         198          167         344          843        1,693           --         3,245
                                             --------  ----------    --------      -------      -------       ------    ----------
Total certificate accounts..............     $51,792   $1,964,287    $686,553      $41,758      $41,870       $3,892    $2,790,152
                                             --------  ----------    --------      -------      -------       ------    ----------
                                             --------  ----------    --------      -------      -------       ------    ----------

     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 1996:

                                                          AT DECEMBER 31,
                                                               1996
                                                          ---------------
                                                          (IN THOUSANDS)
Three months or less....................................     $ 77,269
Over three through six months...........................       50,471
Over six through twelve months..........................       46,822
Over twelve months......................................       62,767
                                                             --------
     Total..............................................     $237,329
                                                             --------
                                                             --------

     Interest expense on deposits is summarized as follows (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                1996         1995         1994
                                              --------     --------     --------
Demand deposit and NOW accounts..........     $  4,911     $  5,195     $  4,153
Savings accounts.........................       23,925       23,158       24,267
Money market accounts....................       25,786       24,706        8,257
Certificates of deposit..................      146,861      157,208       85,135
                                              --------     --------     --------
  Total interest expense on deposits.....     $201,483     $210,267     $121,812
                                              --------     --------     --------
                                              --------     --------     --------

     The majority of Sovereign's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). As a result, for 1996, Sovereign paid insurance fees equal to $.23 per $100.00 (23 basis points) of insured deposits annually, the lowest rate permitted. Banks which are insured by the Bank Insurance Fund ("BIF") of the FDIC have been required to pay rates as low as 4.4 basis points since September 30, 1995, and most BIF-insured institutions have been required to pay only $2,000 in annual insurance premiums since January 2, 1996.

     On September 30, 1996, legislation was signed into law which effectively ends the BIF/SAIF disparity by the year 2000. As part of the new law, SAIF-insured institutions were required to make a one-time payment of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. At Sovereign, this amounted to an after-tax charge of $17.2 million.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(9) SHORT-TERM AND LONG-TERM BORROWINGS

     Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

                                                            AT DECEMBER 31,
                                                      ----------      ----------
                                                         1996            1995
                                                      ----------      ----------
Securities sold under repurchase agreements ....      $     --        $  382,279
Federal Home Loan Bank advances ................       2,764,518       1,128,886
Amortizing loans ...............................            --             1,555
                                                      ----------      ----------
     Total short-term borrowings ...............      $2,764,518      $1,512,720
                                                      ----------      ----------
                                                      ----------      ----------

     Included in short-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of mortgage-backed securities which had a book value of $387.2 million and a market value of $392.6 million at December 31, 1995.

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

                   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS


                                                                        DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           --------      --------      --------
Balance ..............................................     $     --      $382,279      $608,810
Weighted average interest rate .......................           --%         6.38%         5.72%
Maximum amount outstanding at any month-end
 during the period ...................................     $288,155      $630,077      $608,810
Average amount outstanding during the period .........     $181,526      $477,195      $427,509
Weighted average interest rate during the period .....         6.57%         6.01%         4.49%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(9) SHORT-TERM AND LONG-TERM BORROWINGS -- (CONTINUED)

     The following table summarizes information regarding short-term FHLB advances (in thousands):

                         FEDERAL HOME LOAN BANK ADVANCES


                                                                      DECEMBER 31,
                                                       ------------------------------------------
                                                           1996           1995           1994
                                                       ----------      ----------      ----------
Balance ..........................................     $2,764,518      $1,128,886      $1,113,916
Weighted average interest rate ...................           5.79%           5.65%           5.33%
Maximum amount outstanding at any month-end
  during the period ..............................     $3,278,866      $1,128,886      $1,113,916
Average amount outstanding during the period .....     $1,997,239      $  792,450      $  616,869
Weighted average interest rate during the period .           5.88%           5.54%           4.57%

     Long-term Borrowings. Long-term FHLB advances had weighted average interest rates of 6.03% and 5.88% at December 31, 1996 and 1995, respectively. Long-term borrowings are as follows (in thousands):


                                                                  AT DECEMBER 31,
                                                             -------------------------
                                                                1996           1995
                                                             ----------     ----------
FHLB advances, maturing January 1998 to May 1998 .......     $  924,000     $  850,665
6.75% senior notes, due July 1, 2000 ...................         49,517         49,379
6.75% subordinated debentures, due September 1, 2000 ...         49,585         49,472
8.50% subordinated debentures, due September 15, 2002 ..         19,550         19,471
8.00% subordinated debentures, due March 15, 2003 ......         49,096         48,949
                                                             ----------     ----------
     Total long-term borrowings ........................     $1,091,748     $1,017,936
                                                             ----------     ----------
                                                             ----------     ----------

     The 6.75% notes are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures have, through the use of an interest rate swap, been effectively converted from a fixed rate obligation to a variable rate obligation tied to the 3-month LIBOR plus 140.5 basis points. The 8.50% debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part at any time on or after September 15, 1999. The 8.00% debentures are non-amortizing and are not redeemable prior to maturity.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the OTS to have minimum regulatory tangible capital equal to 1.5% of total tangible assets, a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Sovereign Bank and Sovereign Community Bank were in compliance with all of these capital requirements as of December 31, 1996. The following schedule summarizes the actual capital balances of Sovereign Bank and Sovereign Community Bank at December 31, 1996 (in thousands):


                                    TANGIBLE     LEVERAGE      LEVERAGE      RISK-BASED
                                   CAPITAL TO   CAPITAL TO    CAPITAL TO     CAPITAL TO
                                    TANGIBLE     TANGIBLE    RISK-ADJUSTED  RISK-ADJUSTED
                                     ASSETS       ASSETS        ASSETS         ASSETS
                                   ----------   ----------   -------------  -------------
Sovereign Bank:
---------------
Regulatory capital ............     $489,416      $489,416      $489,416      $520,701
Minimum capital requirement ...      137,728       275,455       170,047       340,094
                                    --------      --------      --------      --------
  Excess ......................     $351,688      $213,961      $319,369      $180,607
                                    --------      --------      --------      --------
                                    --------      --------      --------      --------
Capital ratio .................         5.33%         5.33%        11.51%        12.25%
Sovereign Community Bank:
-------------------------
Regulatory capital ............     $ 12,246      $ 12,246      $ 12,246      $ 13,495
Minimum capital requirement ...        3,444         6,888         5,367        10,734
                                    --------      --------      --------      --------
  Excess ......................     $  8,802      $  5,358      $  6,879      $  2,761
                                    --------      --------      --------      --------
                                    --------      --------      --------      --------
Capital ratio .................         5.33%         5.33%         9.13%        10.06%

     OTS capital regulations do not apply to holding companies. The following schedule summarizes actual capital balances of Sovereign Bancorp at December 31, 1996 as if those regulations did apply to Sovereign Bancorp (in thousands):


                                    TANGIBLE     LEVERAGE      LEVERAGE      RISK-BASED
                                   CAPITAL TO   CAPITAL TO    CAPITAL TO     CAPITAL TO
                                    TANGIBLE     TANGIBLE    RISK-ADJUSTED  RISK-ADJUSTED
                                     ASSETS       ASSETS        ASSETS         ASSETS
                                   ----------   ----------   -------------  -------------
Sovereign Bancorp:
------------------
Regulatory capital ............     $368,375      $368,375      $368,375      $570,909
Minimum capital requirement ...      138,954       277,909       176,035       352,069
                                    --------      --------      --------      --------
  Excess ......................     $229,421      $ 90,466      $192,340      $218,840
                                    --------      --------      --------      --------
                                    --------      --------      --------      --------
Capital ratio .................         3.98%         3.98%         8.37%        12.97%

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1996, Sovereign Bank and Sovereign Community Bank were both classified as well-capitalized and were in compliance with all capital requirements. Management anticipates that Sovereign Bank and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(10) STOCKHOLDERS' EQUITY -- (CONTINUED)

Sovereign Community Bank will each continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs. The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances such as in the case of certain excess distributions or complete redemptions. None of the limited circumstances requiring recapture are anticipated by Sovereign. Retained earnings at December 31, 1996 includes $48.9 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

     Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 1996, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

     Sovereign maintains a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders from attempts to acquire control of Sovereign at an inadequate price. Under the Rights Plan, Sovereign distributed a dividend of one right to purchase a unit of preferred stock on each outstanding share of Sovereign's common stock. The rights are not currently exercisable or transferable and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights attach to shares of common stock outstanding on October 2, 1989 and will expire on September 27, 2004 as stated in the amendment to the Rights Plan dated September 27, 1995. The rights will entitle the holders to purchase either Sovereign's common stock or the common stock of the potential acquirer at a substantially reduced price.

     On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.7 million in capital. The 6 1/4% non-voting, Cumulative Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate (adjusted to reflect all stock dividends and stock splits declared through January 1997) of 5.987 shares of common stock for each share of preferred stock; equivalent to a conversion price of $8.352 per share of common stock. The preferred stock may not be redeemed prior to May 15, 1998. Thereafter, the preferred stock is redeemable at the option of Sovereign, in whole or in part, at $52.188 per share during the twelve months beginning May 15, 1998, and thereafter at prices declining ratably to par on and after May 15, 2005.

(11) STOCK OPTION PLANS

     Sovereign grants stock options for a fixed number of shares to key officers and directors with an exercise price equal to the fair value of the shares at the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 10.8 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits declared through January 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(11) STOCK OPTION PLANS -- (CONTINUED)


                                         1988         1989         1990                                 1996
                        1986 PLAN        PLAN         PLAN         PLAN             1993 PLAN           PLAN
                       -----------     ---------    ---------    --------      --------------------     -----
OPTION PRICE ......    $1.15-$8.33       $1.52        $5.00        $1.56        $4.84        $5.25      $8.33      TOTAL
-------------------    -----------     --------     ---------    --------      -------     --------     -----     ---------
Options outstanding
  December 31,
    1994 ..........      1,184,952      103,554           --      434,978      137,645      720,894        --     2,582,023
                       -----------     --------     --------     --------      -------     --------     -----     ---------
  Granted .........          8,820           --           --           --           --           --        --         8,820
  Exercised .......       (176,264)    (103,554)          --     (161,784)     (41,158)          --        --      (482,760)
  Forfeited .......             --           --           --           --       (1,799)    (115,260)       --      (117,059)
Options outstanding
  December 31,
    1995 ..........      1,017,508           --           --      273,194       94,688      605,634        --     1,991,024
                        ----------     --------     --------     --------      -------     --------     -----     ---------
  Granted .........         71,820           --      134,937           --           --           --     9,600       216,357
  Exercised .......       (114,254)          --     (126,935)    (205,141)     (42,284)          --        --      (488,614)
  Forfeited .......         (1,260)          --           --           --           --      (46,104)     --         (47,364)

Options outstanding
  December 31,
    1996 ..........        973,814           --        8,002       68,053       52,404      559,530     9,600     1,671,403
                        ----------     --------     --------     --------      -------     --------     -----     ---------
Options exercisable
  December 31,
    1996 ..........        901,994           --        8,002       68,053       52,404         --        --       1,030,453
                        ----------     --------     --------     --------      -------     --------     -----     ---------
                        ----------     --------     --------     --------      -------     --------     -----     ---------

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides companies with a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Companies electing the disclosure only method will be required to include the pro forma effects of all awards granted in fiscal years beginning after December 15, 1994. Sovereign adopted the disclosure only method during 1996.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                           1986 PLAN                 1996 PLAN
                                    ------------------------         ---------
Grant date ....................     12/6/95          1/24/96          6/26/96
Options granted ...............       8,820           71,820            9,600
Options forfeited .............          --            1,260               --
Expected volatility ...........        .292             .292             .292
Expected life in years ........           6                6                6
Stock price on date of grant ..     $  8.33          $  7.84          $  8.33
Exercise price ................     $  8.33          $  7.84          $  8.33
Expected dividend yield .......         .21%             .22%             .21%
Risk-free interest rate .......        5.55%            6.30%            6.86%
Vesting period in years .......           1                1                1

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Sovereign's employee stock options have characteristics significantly different from

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(11) STOCK OPTION PLANS -- (CONTINUED)

those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide reliable single measure of fair value of its employee stock options.

     Pro forma disclosures of the impact on net income and earnings per share are not shown as the impact of applying SFAS No. 123's fair value method to Sovereign's stock-based awards is immaterial.

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

     It is Sovereign's policy to fund the minimum contribution as determined by an actuarial valuation. The net periodic pension costs for this plan are comprised of the following components (in thousands):


                                                                   1996         1995         1994
                                                                  -------      -------      -------
Service cost benefits earned during the period ..............     $ 1,194      $   851      $ 1,082
Interest cost on projected benefit obligation ...............       1,470        1,378        1,333
Actual (return) loss on plan assets .........................      (2,946)      (4,656)         181
Amortization (accretion) of unrecognized net assets and other
  deferred amounts, net .....................................         802        2,953       (1,667)
                                                                  -------      -------      -------
  Net periodic pension expense ..............................     $   520      $   526      $   929
                                                                  -------      -------      -------
                                                                  -------      -------      -------

     The following table sets forth the pension plan's funded status at December 31, 1996 and 1995 (in thousands):


                                                                1996         1995
                                                               -------      -------
Fair value of plan assets ...............................      $26,072      $23,225
                                                               -------      -------
                                                               -------      -------
Projected benefit obligation:
  Vested benefits .......................................      $20,276      $19,800
  Non-vested benefits ...................................          449          335
  Effect of projected future salary increases ...........        2,411        1,701
                                                               -------      -------
     Projected benefit obligation .......................      $23,136      $21,836
                                                               -------      -------
                                                               -------      -------
Plan assets in excess of the projected benefit obligation      $ 2,937      $ 1,389
Unrecognized net asset existing at transition date ......         (164)        (205)
Unrecognized net loss ...................................          498        1,720
Unrecognized prior service cost .........................         (102)        (112)
                                                               -------      -------
  Net pension asset included in balance sheet ...........      $ 3,169      $ 2,792
                                                               -------      -------
                                                               -------      -------

     In determining the projected benefit obligation, the assumed discount rates at December 31, 1996, 1995 and 1994 were 7.00%, 7.00% and 8.00%, respectively.
The weighted average rate of salary increase was 5.00% for 1996, 5.00% for 1995 and 4.75% for 1994. The expected long-term rate of return on assets used in determining net periodic pension expense was 9.00% for all three years.

     The pension plan's assets consist primarily of common stock, fixed income securities such as corporate bonds and U.S. Treasury securities and units of certain common trust funds.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(12) EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     Sovereign also maintains a 401(k) savings plan. Substantially all employees of Sovereign are eligible to participate in the 401(k) savings plan on the January 1 and July 1 following their completion of one year of service and attaining age 21. Sovereign's contributions to this plan were $100,000, $109,000 and $111,000 during 1996, 1995 and 1994, respectively. Pursuant to this plan, employees can contribute up to 10% of their compensation to the plan. Sovereign contributes 50% of the employee contribution up to 6% of compensation in the form of Sovereign common stock.

     Sovereign maintains an ESOP. Substantially all employees of Sovereign are eligible to participate in the ESOP on the January 1 or July 1 following their completion of one year of service and attaining age 21. The ESOP is a deferred contribution plan which provides retirement benefits for participants and beneficiaries by purchasing Sovereign common stock in the open market. The amount of annual contributions to the ESOP by Sovereign is determined by the Board of Directors based upon the financial performance of Sovereign each year. Sovereign recognized as expense $2.5 million, $1.6 million and $1.5 million to the ESOP during 1996, 1995 and 1994, respectively.

     On November 21, 1994, Sovereign's Board of Directors authorized an amendment to Sovereign's ESOP to add a leverage feature to purchase up to 4.2 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The ESOP is funded through direct loans from Sovereign totaling $40.0 million in 1996. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Sovereign has committed to make contributions sufficient to provide for the ESOP debt requirements. At December 31, 1996, the ESOP held 4.5 million shares of which 412,000 shares were allocated to employee accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 1996, the fair value of the unallocated shares held by the ESOP was $44.5 million.

     Sovereign's Compensation Committee administers the ESOP. Under the ESOP, the trustees are directed to vote all allocated shares held in the ESOP in accordance with the instructions of the participants to whom the shares have been allocated. In addition, the trustees shall vote in their sole discretion any shares in the unallocated suspense account.

     In 1992, Sovereign implemented the Employee Stock Purchase Plan which permits eligible employees to purchase Sovereign common stock directly from Sovereign. Purchases of common stock are limited to 15% of a participant's compensation. During 1996, 1995 and 1994, participants purchased Sovereign common stock at a price equal to 92.5% of the fair value of Sovereign common stock on the offering date. Compensation expense for this plan for the year ended December 31, 1996, 1995 and 1994 was $41,000, $31,000 and $31,000,
respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(13) INCOME TAXES

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                            1996           1995           1994
                                           -------        -------        -------
Current:
  Federal .........................        $23,326        $23,251        $12,986
  State ...........................          2,401          2,931          3,155
                                           -------        -------        -------
                                            25,727         26,182         16,141
Deferred ..........................          5,816          3,357         12,326
                                           -------        -------        -------
  Total income tax expense ........        $31,543        $29,539        $28,467
                                           -------        -------        -------
                                           -------        -------        -------

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for 1996, 1995 and 1994:


                                                                         YEAR ENDED DECEMBER 31,
                                                                       ---------------------------
                                                                        1996       1995       1994
                                                                       -----       ----       ----
Federal income tax at statutory rate ............................       35.0%      35.0%      35.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest ...........................................       (1.4)       (.3)       (.4)
  State income taxes, net of federal tax benefit ................        1.9        2.2        2.8
  Amortization of intangible assets and other purchase accounting
    adjustments .................................................        2.1        2.4        1.7
Other ...........................................................         .4       (4.9)      (1.1)
                                                                        ----       ----       ----
                                                                        38.0%      34.4%      38.0%
                                                                        ----       ----       ----
                                                                        ----       ----       ----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                             YEAR ENDED DECEMBER 31,
                                                      ------------------------------------
                                                        1996          1995          1994
                                                      --------      --------      --------
Deferred tax assets:
  Allowance for possible loan losses ............     $ 12,036      $ 13,937      $ 14,106
  Merger related liabilities ....................        1,006           785           392
  Purchase accounting adjustments ...............        2,329         3,538         7,846
  Unrealized loss on available-for-sale portfolio           --            --           567
  Other .........................................        3,350         1,003         1,374
                                                      --------      --------      --------
  Total gross deferred tax assets ...............       18,721        19,263        24,285
  Less valuation allowance ......................         (900)         (900)         (900)
                                                      --------      --------      --------
  Net deferred tax assets .......................     $ 17,821      $ 18,363      $ 23,385
                                                      --------      --------      --------
Deferred tax liabilities:
  Purchase accounting adjustments ...............     $ (7,188)     $ (8,559)     $ (9,038)
  Deferred loan fees ............................       (5,530)       (2,952)       (2,088)
  Unrealized gain on available-for-sale portfolio       (1,815)       (2,708)           --
  Other .........................................       (8,826)       (5,684)         (183)
                                                      --------      --------      --------
  Total gross deferred tax liabilities ..........     $(23,359)     $(19,903)     $(11,309)
                                                      --------      --------      --------
  Net deferred tax (liability) asset ............     $ (5,538)     $ (1,540)     $ 12,076
                                                      --------      --------      --------
                                                      --------      --------      --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(13) INCOME TAXES -- (CONTINUED)

     The valuation allowance for deferred tax assets is unchanged from the balance at January 1, 1994, and is primarily related to state deductible temporary differences resulting from the Harmonia acquisition.

     Sovereign has determined that it is not required to establish any additional valuation reserve for deferred tax assets since it is more likely than not that deferred tax assets (other than those for which a valuation allowance has been established) will be principally realized through carry back to taxable income in prior years. Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

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

     Sovereign's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. Sovereign uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps and floors and forward contracts, the contract or notional amounts do not represent exposure to credit loss. Sovereign controls the credit risk of its interest rate swaps, caps and floors and forward contracts through credit approvals, limits and monitoring procedures. Unless noted otherwise, Sovereign does not require and is not required to pledge collateral or other security to support financial instruments with credit risk.

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):


                                                                                              CONTRACT OR
                                                                                            NOTIONAL AMOUNT
                                                                                            AT DECEMBER 31,
                                                                                       -------------------------
                                                                                          1996           1995
                                                                                       ----------     ----------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit....................................................     $  499,335     $  420,763
  Standby letters of credit.......................................................          2,763            648
  Loans sold with recourse........................................................         60,113         78,193
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
  Forward contracts...............................................................         32,500         77,250
  Interest rate swaps.............................................................      2,517,013      1,211,130
  Interest rate caps..............................................................        500,000      1,446,000

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(14) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire in 1997, one guarantee expires in September 2000 and one guarantee for $1.4 million expires in January 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.

     Loans sold with recourse primarily represent residential loans.

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

  Litigation

     At December 31, 1996, Sovereign was party to a number of lawsuits. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, "Fair Value of Financial Instruments." These fair values are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity's entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Sovereign (in thousands):

                                                                         AT DECEMBER 31,
                                                  -------------------------------------------------------------
                                                              1996                             1995
                                                  -------------------------------  ----------------------------
                                                   CARRYING          FAIR            CARRYING          FAIR
                                                     VALUE           VALUE             VALUE           VALUE
                                                  ----------       ----------       ----------       ----------
Financial Assets:
  Cash and amounts due from depository
     institutions .........................       $   99,721       $   99,721       $  130,841       $  130,841
  Interest-earning deposits ...............            5,453            5,453           16,930           16,930
  Loans held for resale ...................           23,849           24,056           70,512           71,297
  Investment and mortgage-backed securities
     available-for-sale ...................          484,339          484,339          889,509          889,509
  Investment and mortgage-backed securities
     held-to-maturity .....................        2,431,948        2,409,929        2,077,212        2,087,356
  Loans, net ..............................        6,122,513        6,113,543        4,639,508        4,669,233
  Excess servicing ........................              815            4,187            2,328            7,330
  Originated mortgage servicing rights ....            5,483            6,854            1,894            2,840
Financial Liabilities:
  Deposits ................................        5,052,441        5,049,856        5,039,143        5,050,523
  Borrowings(1) ...........................        3,870,413        3,874,375        2,542,465        2,557,990
Unrecognized Financial Instruments:(2)
  Commitments to extend credit ............            1,315            1,239              930              869
  Standby letters of credit ...............                7               12                4                6
  Loans sold with recourse ................              301              120              391              156
  Interest rate swaps, caps and floors ....            9,283            3,755           12,777           (9,873)

------------------
(1) Borrowings are shown without unamortized cap premiums, as cap premiums are reflected separately below in "Interest rate swaps, caps and floors."

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

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

     Excess servicing and originated mortgage servicing rights. The fair value of excess servicing and originated mortgage servicing rights is estimated using quoted rates based upon secondary market sources. The estimated fair value approximates the amount for which the servicing could currently be sold.

     Deposits. The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

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


                                              AT DECEMBER 31, 1996                              AT DECEMBER 31, 1995
                                ---------------------------------------------     ---------------------------------------------
                                                                     WEIGHTED                                          WEIGHTED
                                                                      AVERAGE                                           AVERAGE
                                NOTIONAL     BOOK      ESTIMATED     MATURITY     NOTIONAL     BOOK      ESTIMATED     MATURITY
                                 AMOUNT      VALUE    FAIR VALUE     IN YEARS      AMOUNT      VALUE    FAIR VALUE     IN YEARS
                                ---------  ---------  -----------  ----------     ---------    -----    ----------     --------
Amortizing interest rate
  swaps:
  Pay variable-receive
    fixed(1)..................  $ 713,448   $   --     $(10,459)        3.6     $  585,429    $    --     $(4,066)        4.2
  Pay fixed-receive
    variable(2)...............    398,565       --         (464)        2.3        295,701         --      (3,653)        3.3
Non-amortizing interest rate
  swaps:
  Pay variable-receive
    fixed(3)..................     50,000       --       (1,738)        3.7         50,000         --        (837)        4.6
  Pay fixed-receive
    variable(4)...............  1,355,000       --        9,152         2.2        280,000         --      (2,780)        1.8
Interest rate caps(5).........    500,000    9,283        7,264         4.5      1,446,000     12,777       1,463         1.6
                                ---------   ------     --------                 ----------    -------     -------
                               $3,017,013   $9,283     $  3,755                 $2,657,130    $12,777     $(9,873)
                               ----------   ------     --------                 ----------    -------     -------
                               ----------   ------     --------                 ----------    -------     -------

------------------
(1) The weighted average pay rate was 5.50% and 5.56% and the weighted average receive rate was 5.93% and 5.61% at December 31, 1996 and 1995, respectively.

(2) The weighted average pay rate was 6.76% and 6.87% and the weighted average receive rate was 6.18% and 6.92% at December 31, 1996 and 1995, respectively.

(3) The weighted average pay rate was 6.91% and 7.28% and the weighted average receive rate was 6.75% and 6.75% at December 31, 1996 and 1995, respectively.

(4) The weighted average pay rate was 5.28% and 5.91% and the weighted average receive rate was 5.53% and 5.89% at December 31, 1996 and 1995, respectively.

(5) The weighted average contract rate was 6.00% and 6.36% at December 31, 1996 and 1995, respectively.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):


                                                               AMORTIZING          NON-AMORTIZING
                                                                INTEREST              INTEREST         INTEREST RATE
                                                               RATE SWAPS            RATE SWAPS             CAPS
                                                               ----------          ---------------     -------------
Balance, December 31, 1993.............................        $  620,934            $   50,000         $  300,000
                                                               ----------            ----------         ----------

  Additions............................................           591,800               200,000            980,000
  Maturities/Amortization..............................           127,089                    --             50,000
  Terminations.........................................                --                    --            780,000
                                                               ----------            ----------         ----------
Balance, December 31, 1994.............................         1,085,645               250,000            450,000
                                                               ----------            ----------         ----------
  Additions............................................           300,000               280,000            996,000
  Maturities/Amortization..............................           326,795               200,000                 --
  Terminations.........................................           177,720                    --                 --
                                                               ----------            ----------         ----------
Balance, December 31, 1995.............................           881,130               330,000          1,446,000
                                                               ----------            ----------         ----------
  Additions............................................           300,000             1,125,000            500,000
  Maturities/Amortization..............................            69,117                    --            450,000
  Terminations.........................................                --                50,000            996,000
                                                               ----------            ----------         ----------
Balance, December 31, 1996.............................        $1,112,013            $1,405,000         $  500,000
                                                               ==========            ==========         ==========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(16) INTEREST RATE EXCHANGE AGREEMENTS -- (CONTINUED)

     At December 31, 1996, Sovereign's balance sheet included a net deferred loss of $4.9 million related to interest rate exchange agreements terminated in December 1995 and June 1996 which were originally accounted for as hedges. Of this net deferred loss, $4.4 million will amortize into interest expense in 1997 and $465,000 will amortize into interest expense in 1998.

     Net interest income resulting from interest rate exchange agreements includes $5.1 million of income and $7.4 million of expense for 1996, $1.7 million of income and $3.6 million of expense for 1995 and $10.0 million of income and $2.0 million of expense for 1994.

(17) PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):


                                                             BALANCE SHEETS
                                                        ------------------------
                                                             AT DECEMBER 31,
                                                        ------------------------
                                                          1996            1995
                                                        --------        --------
Assets
  Interest-earning deposits ....................        $     61        $    280
  Investment securities ........................          17,010           9,129
  Investment in subsidiaries ...................         615,045         542,869
  Other assets .................................          16,352          46,342
                                                        --------        --------
Total Assets ...................................        $648,468        $598,620
                                                        --------        --------
                                                        --------        --------
Liabilities and Stockholders' Equity
  Short-term borrowings ........................        $   --          $    714
  Long-term borrowings .........................         167,748         167,271
  Other liabilities ............................           4,905           3,610
  Stockholders' equity .........................         475,815         427,025
                                                        --------        --------
Total Liabilities and Stockholders' Equity .....        $648,468        $598,620
                                                        --------        --------
                                                        --------        --------


                                                                               STATEMENTS OF OPERATIONS
                                                                         -----------------------------------
                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1996          1995          1994
                                                                         -------       -------       -------
Interest income ...................................................      $ 2,676       $ 4,308       $   192
Other income ......................................................            3         2,791        13,008
                                                                         -------       -------       -------
Total income ......................................................        2,679         7,099        13,200
                                                                         -------       -------       -------
Interest expense ..................................................       13,117        11,758         9,341
Other expense .....................................................        5,365         4,532         3,858
                                                                         -------       -------       -------
Total expense .....................................................       18,482        16,290        13,199
                                                                         -------       -------       -------
Income before taxes, dividends and equity in undistributed earnings
  of subsidiaries .................................................      (15,803)       (9,191)            1
Income taxes ......................................................       (5,373)       (4,181)           --
                                                                         -------       -------       -------
Income before earnings of subsidiaries ............................      (10,430)       (5,010)            1
Distributed earnings from subsidiaries ............................         --          19,544        18,246
Undistributed earnings of subsidiaries ............................       61,893        41,874        28,151
                                                                         -------       -------       -------
Net Income ........................................................      $51,463       $56,408       $46,398
                                                                         -------       -------       -------
                                                                         -------       -------       -------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(17) PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)


                                                                                    STATEMENTS OF CASH FLOWS
                                                                                  ------------------------------
                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                   1996       1995       1994
                                                                                  --------   --------   --------
Cash Flows from Operating Activities:
  Net income...................................................................    $51,463    $56,408    $46,398
  Adjustments to reconcile net income to net cash provided by operating activities:
     Dividends received from subsidiaries(1)...................................         --     19,544     18,246
     Earnings from subsidiaries................................................    (61,893)   (61,418)   (46,397)
     Allocation of Employee Stock Ownership Plan shares........................      2,465      1,514         --
     Change in other assets....................................................     29,990    (45,277)    10,439
     Change in other liabilities...............................................      1,295      2,608     (3,168)
                                                                                  --------   --------   --------
Net cash provided (used) by operating activities...............................     23,320    (26,621)    25,518
                                                                                  --------   --------   --------

Cash Flows from Investing Activities:
  Investment in subsidiaries...................................................    (10,283)   (88,137)   (17,140)
  Maturity and repayments of investment securities.............................        849        505      5,319
  Net change in investment securities(1).......................................     (8,730)        --    (10,096)
  Other, net...................................................................      5,857      4,875       (251)
                                                                                  --------   --------   --------
Net cash used by investing activities..........................................    (12,307)   (82,757)   (22,168)
                                                                                  --------   --------   --------

Cash Flows from Financing Activities:
  Net change in short-term borrowings..........................................       (714)      (714)        --
  Net change in long-term borrowings...........................................        477       (376)    (1,092)
  Cash dividends paid to stockholders..........................................    (10,388)    (8,633)    (5,252)
  Net cash received from debt offering.........................................         --     49,379         --
  Net proceeds from issuance of common stock...................................      4,040      2,801      3,884
  Net proceeds from issuance of preferred stock................................         --     96,446         --
  Purchase of Employee Stock Ownership Plan shares.............................     (4,559)   (30,286)        --
  Purchase of treasury stock...................................................        (88)        --         --
                                                                                  --------   --------   --------
Net cash provided (used) by financing activities...............................    (11,232)   108,617     (2,460)
                                                                                  --------   --------   --------
Increase (decrease) in cash and cash equivalents...............................       (219)      (761)       890
Cash and cash equivalents at beginning of period...............................        280      1,041        151
                                                                                  --------   --------   --------
Cash and cash equivalents at end of period.....................................   $     61   $    280   $  1,041
                                                                                  --------   --------   --------
                                                                                  --------   --------   --------

------------------
(1) The 1996 results reflect the dissolution and subsequent merger of Sovereign Investment Corporation into Sovereign Bancorp during 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located in the definitive Proxy Statement to be used in connection with Sovereign's 1997 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Additional Information Regarding Directors and Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference to (i) the sections captioned "Compensation Paid to Directors" through "Indemnification" in the Proxy Statement and (ii) the section captioned "Performance Graph" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference to (i) the section captioned "Principal Shareholders" in the Proxy Statement and
(ii) that portion of the section captioned "Election of Directors" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the sections captioned "Indebtedness of Management" in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     Consolidated financial statements are omitted because the required information is either not applicable, not required or is shown in the respective financial statements in the notes thereto.

2. FINANCIAL STATEMENT SCHEDULES.

     Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

3. EXHIBITS.

       (3.1) Articles of Incorporation, as amended and restated, of Sovereign
             Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

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

     (10.20) Charter FSB Bancorp, Inc. Stock Incentive Plan. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36895 of Charter FSB Bancorp, Inc. on Form S-8).

     (10.21) Amendments to Charter FSB Bancorp, Inc. Stock Incentive Plan.
             (Incorporated herein by reference to Exhibit 4.2 to Registration Statement No. 33-36895 of Charter FSB Bancorp, Inc. on Form S-8.)

     (10.22) Charter FSB Bancorp, Inc. Stock Option Plan for Non-Employee
             Directors. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36896 of Charter FSB Bancorp, Inc. Form S-8.)

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

      (11.1) Computation of Per Share Earnings.

        (21) Subsidiaries of the Registrant

      (23.1) Consent of Ernst & Young LLP, Independent Auditors.

        (27) Financial Data Schedule


(B) REPORTS ON FORM 8-K.

     1. Report on Form 8-K, dated February 2, 1996 (date of earliest event -- January 31, 1996), contained a press release outlining Sovereign's strategic vision for year 2000.

     2. Report on Form 8-K, dated February 13, 1996 (date of earliest event -- January 18, 1996), contained a press release announcing Sovereign's earnings for the year ended December 31, 1995.

     3. Report on Form 8-K, dated May 31, 1996 (date of earliest event -- May 31, 1996), contained a press release announcing Sovereign's completion of the acquisition of West Jersey Bancshares, Inc.

     4. Report on Form 8-K, dated July 29, 1996 (date of earliest event -- July 15, 1996), contained a press release announcing Sovereign's earnings for the second quarter of 1996.

     5. Report on Form 8-K, dated October 30, 1996 (date of earliest event -- October 22, 1996), contained a press release announcing Sovereign's earnings for the third quarter of 1996.

     6. Report on Form 8-K, dated November 27, 1996 (date of earliest event -- November 26, 1996), contained a press release announcing an amendment to the Definitive Agreement and Plan of Merger, dated as of June 24, 1996, between Sovereign and First State Financial Services, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOVEREIGN BANCORP, INC.
                                                  (Registrant)

March 3, 1997                               By /s/ JAY S. SIDHU
                                               --------------------------------
                                               Jay S. Sidhu, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     SIGNATURE                       TITLE                             DATE
     ---------                       -----                             ----

/S/ FRED D. HAFER             Director                             March 3, 1997
-------------------------
Fred D. Hafer


/S/ HOWARD D. MACKEY          Director                             March 3, 1997
-------------------------
Howard D. Mackey


/S/ RICHARD E. MOHN           Chairman of Board and Director       March 3, 1997
-------------------------
Richard E. Mohn


/S/ RHODA S. OBERHOLTZER      Director                             March 3, 1997
-------------------------
Rhoda S. Oberholtzer


/S/ PATRICK J. PETRONE        Director                             March 3, 1997
-------------------------
Patrick J. Petrone


/S/ DANIEL K. ROTHERMEL       Director                             March 3, 1997
-------------------------
Daniel K. Rothermel


/S/ JAY S. SIDHU              Director, President and Chief        March 3, 1997
-------------------------     Executive Officer
Jay S. Sidhu                  (Principal Executive Officer)


/S/ G. ARTHUR WEAVER          Director                             March 3, 1997
-------------------------
G. Arthur Weaver

/S/ THEODORE ZIAYLEK, JR.     Director                             March 3, 1997
-------------------------
Theodore Ziaylek, Jr.

/S/ KARL D. GERHART           Chief Financial Officer              March 3, 1997
-------------------------
Karl D. Gerhart