Form 10-Q
period 1997-03-31
SOVEREIGN BANCORP INC
filed 1997-05-15
CIK 811830

WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                        23-2453088
---------------------------------                    --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


             Registrant's telephone number:  (610) 320-8400


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  |X|.   No ___.



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 13, 1997
-------------------------------               ----------------------------
  Common Stock (no par value)                       65,976,000 shares

Preferred Stock (no par value)                       2,000,000 shares

                       SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1997
             and December 31, 1996                                      3

             Consolidated Statements of Operations
             for the three-month periods ended
             March 31, 1997 and 1996                                    4


             Consolidated Statements of Cash Flows
             for the three-month periods
             ended March 31, 1997 and 1996                              5

             Notes to Consolidated Financial Statements               6 - 16


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition         17 - 30


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                     31


PART III.  FINANCIAL DATA SCHEDULE                                     32


SIGNATURES                                                             33

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,         December 31,
                                                               1997                 1996
                                                               ----                 ----
                                                            (Unaudited)            (Note)
                                                                 (in thousands, except
                                                                    per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                 $   106,168       $   111,296
  Interest-earning deposits                                      37,340             6,273
  Loans held for resale (approximate fair
    value of $19,810 and $33,162 at
    March 31, 1997 and December 31, 1996,
    respectively)                                                19,777            32,955
  Investment and mortgage-backed securities
    available-for-sale                                          559,599           494,997
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,703,659 and $2,464,844 at March 31,
    1997 and December 31, 1996, respectively)                 2,756,105         2,487,615
  Loans                                                       6,563,717         6,649,537
  Allowance for possible loan losses                            (50,537)          (46,093)
  Premises and equipment                                         60,176            63,763
  Real estate owned                                               9,206            10,634
  Accrued interest receivable                                    57,947            56,848
  Goodwill and other intangible assets                          110,795           113,606
  Other assets                                                   54,101            59,928
                                                            -----------       -----------
      TOTAL ASSETS                                          $10,284,394       $10,041,359
                                                            ===========       ===========
LIABILITIES
  Deposits                                                  $ 5,736,579       $ 5,606,333
  Borrowings:
    Short-term                                                2,786,851         2,765,118
    Long-term                                                   946,867         1,097,076
  Advance payments by borrowers
    for taxes and insurance                                      35,273            25,949
  Other liabilities                                             170,964            38,044
                                                            -----------       -----------

      TOTAL LIABILITIES                                       9,676,534         9,532,520
                                                            -----------       -----------
Corporation-obligated mandatorily redeemable
  capital securities of subsidiary
  trust holding solely subordinated
  debentures of Sovereign
  Bancorp, Inc.                                                  97,574              --
                                                            -----------       -----------
STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares
    authorized; 2,000,000 shares issued at
    March 31, 1997 and December 31, 1996, respectively           96,446            96,446
  Common stock; no par value;
    100,000,000 shares authorized;
    69,843,681 shares issued at March 31,
    1997 and 69,475,922 shares issued at
    December 31, 1996                                           299,161           297,145
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,067,046 shares at March 31, 1997
    and 4,067,046 at December 31, 1996                          (33,091)          (33,015)
  Treasury stock at cost; 11,924 shares at March 31,
    1997 and 7,934 shares at December 31, 1996                     (149)              (88)
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                1,926             2,362
  Retained earnings                                             145,993           145,989
                                                            -----------       -----------
 TOTAL STOCKHOLDERS' EQUITY                                     510,286           508,839
                                                            -----------       -----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                $10,284,394       $10,041,359
                                                            ===========       ===========

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 1996 is taken from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                        Three-Month Period
                                                           Ended March 31,
                                                        ---------------------
                                                        1997             1996
                                                        ----             ----
                                                        (in thousands, except
                                                           per share data)
Interest income:
  Interest on interest-earning deposits               $     649       $   1,031
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                    8,477           9,103
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                     43,974          40,175
  Interest and fees on loans                            121,960         101,460
                                                      ---------       ---------
      Total interest income                             175,060         151,769
                                                      ---------       ---------
Interest expense:
  Interest on deposits                                   55,893          57,528
  Interest on borrowings                                 57,480          37,404
                                                      ---------       ---------
      Total interest expense                            113,373          94,932
                                                      ---------       ---------
Net interest income                                      61,687          56,837
Provision for possible loan losses (1)                    8,700             800
                                                      ---------       ---------
Net interest income after provision for
  possible loan losses                                   52,987          56,037
                                                      ---------       ---------
Other income:
  Other loan fees and service charges                     1,549           2,888
  Deposit fees                                            3,327           2,921
  (Loss)/gain on sale of loans held for
    resale and investment and mortgage-
    backed securities available-for-sale                    (17)          1,135
  Gain on sale of loans held for resale                   1,065             547
  Miscellaneous income                                    1,443             837
                                                      ---------       ---------
      Total other income                                  7,367           8,328
                                                      ---------       ---------
General and administrative expenses:
  Salaries and employee benefits                         14,648          13,537
  Occupancy and equipment expenses                        6,574           6,043
  Outside services                                        4,388           5,721
  Deposit insurance premiums                                828           2,781
  Advertising                                             1,529           1,302
  Other administrative expenses                           5,378           3,847
                                                      ---------       ---------
      Total general and administrative expenses          33,345          33,231
                                                      ---------       ---------
Other operating expenses:
  One-time, merger-related charge                         7,955            --
  Amortization of goodwill and other intangibles          2,710           2,991
  Real estate owned losses, net                              92             570
                                                      ---------       ---------
      Total other operating expenses                     10,757           3,561
                                                      ---------       ---------
Income before income taxes                               16,252          27,573
Income tax provision                                      7,045          10,387
                                                      ---------       ---------
Net Income (2)                                        $   9,207       $  17,186
                                                      =========       =========
Net Income Applicable to Common Stock                 $   7,645       $  15,623
                                                      =========       =========
Earnings per share (2) (3)                            $     .12       $     .22
                                                      =========       =========
Dividends per share (3)                               $    .023       $    .019
                                                      =========       =========

(1) Includes $7.9 million of a one-time charge related to the acquisition of First State Financial Services, Inc. ("First State").
(2) Excluding the one-time, after-tax charge of $10.7 million related to the acquisition of First State, net income and earnings per share were $19.9 million and $.25 per share, respectively, for the three-month period ended March 31, 1997.
(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three-Month Period
                                                                       Ended March 31,
                                                                     -------------------
                                                                     1997           1996
                                                                     ----           ----
                                                                       (in thousands)
Cash Flows from Operating Activities:
  Net income                                                     $   9,207       $  17,186
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes           15,154           7,908
    Depreciation                                                     1,963           1,613
    Amortization                                                     1,238           2,903
    Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned                 108            (176)
    Net change in:
      Loans held for resale                                         13,178          61,236
      Accrued interest receivable                                   (1,099)         (2,290)
      Prepaid expenses and other assets                             (8,102)        (10,038)
      Other liabilities                                            132,920           9,102
                                                                 ---------       ---------
Net cash provided by operating activities                          164,567          87,444
                                                                 ---------       ---------
Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                            49,068         532,927
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                            17,744          28,762
      Held-to-maturity                                             204,417         132,704
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                          (108,955)        (48,186)
      Held-to-maturity                                            (499,180)       (567,700)
  Proceeds from sales of loans                                         920             955
  Purchase of loans                                                (59,533)       (276,952)
  Net change in loans other than purchases and sales               150,050          (9,680)
  Proceeds from sales of premises and equipment                      3,444             438
  Purchases of premises and equipment                               (1,875)         (1,360)
  Proceeds from sale of real estate owned                            2,095           3,048
  Other, net                                                        (5,208)           --
                                                                 ---------       ---------
Net cash used by investing activities                             (247,013)       (205,044)
                                                                 ---------       ---------
Cash Flows from Financing Activities:
  Net increase/(decrease) in deposits                              130,531        (103,146)
  Net (decrease)increase in short-term borrowings                 (221,600)        215,704
  Proceeds from long-term borrowings                               192,246            --
  Net increase in advance payments by
    borrowers for taxes and insurance                                9,324             805
  Cash dividends paid to stockholders                               (3,062)         (2,843)
  Net proceeds from issuance of common stock                         1,007             680
  Purchase of treasury stock                                           (61)           --
                                                                 ---------       ---------
Net cash provided by financing activities                          108,385         111,200
                                                                 ---------       ---------
Net change in cash and cash equivalents                             25,939          (6,400)
Cash and cash equivalents at beginning of period                   117,569         159,563
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 143,508       $ 153,163
                                                                 =========       =========
Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                $ 106,168       $ 139,566
Interest-earning deposits                                           37,340          13,597
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 143,508       $ 153,163
                                                                 =========       =========


Supplemental Disclosures:

Income tax payments totaled $610,100 for the three-month period ended March 31, 1997 and $3.3 million for the same period in 1996. Interest payments totaled $111.0 million for the three-month period ended March 31, 1997 and $96.8 million for the same period in 1996. Noncash activity consisted of mortgage loan securitization of $70.6 million for the three-month period ended March 31, 1997 and $125.8 million for the same period in 1996; reclassification of long-term borrowings to short-term borrowings of $245.0 million for the three-month period ended March 31, 1997 and $75.0 million for the same period in 1996; and reclassification of mortgage loans to real estate owned of $4.8 million for the three-month period ended March 31, 1997 and $1.9 million for the same period in 1996.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiary: Sovereign Bank ("Sovereign Bank"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  EARNINGS PER SHARE

     Earnings per share have been computed on a fully diluted basis based on the weighted average number of common shares (including assumed conversion of convertible preferred shares) and common equivalent shares (dilutive stock options) outstanding during the periods. Fully diluted shares for the three-month periods ended March 31, 1997 and 1996 were 79.0 million and 76.6 million, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits. The following table presents the computation of fully diluted earnings per share at the dates indicated:

                                                        Three-Month Period
                                                          Ended March 31,
                                                        -------------------
                                                        1997           1996
                                                        ----           ----
                                                      (in thousands, except
                                                          per share data)

Net Income (1)                                         $ 9,207        $17,186
                                                       -------        -------
Average common and common equivalent
  shares outstanding at end of period                   77,547         75,007
Average stock options considered to be
  common stock equivalents, net of shares
  assumed to be repurchased under the
  treasury stock method                                  1,441          1,615
                                                       -------        -------
Total average fully diluted shares                      78,987         76,622
                                                       =======        =======
Fully diluted earnings per share                        $  .12        $  .22
                                                       =======        ======


(1) The results for the three-month period ended March 31, 1997 include a one-time, after-tax charge of $10.7 million related to the acquisition of First State. Excluding the one-time charge, fully diluted earnings per share for the three-month period ended March 31, 1997 would have been $.25.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Sovereign will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material. For additional information with respect to SFAS No. 128, see Note 10 in the Notes to Consolidated Financial Statements.

                 SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                           March 31, 1997
                                                           --------------

                                     Amortized         Unrealized      Unrealized            Fair
                                       Cost           Appreciation    Depreciation           Value
                                       ----           ------------    ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                        $  4,981          $     21          $   --            $  5,002
  Equity securities                    277,396             4,645              --             282,041
  Other securities                        --                --                --                --

Mortgage-backed Securities:
  FHLMC                                 25,196              --                 477            24,719
  GNMA                                  62,674              --                 945            61,729
  Collateralized mortgage
    obligations                        186,406               318               616           186,108
  Other securities                        --                --                --                --
                                      --------          --------          --------          --------
Total investment and
  mortgage-backed securities
  available-for-sale                  $556,653          $  4,984          $  2,038          $559,599
                                      ========          ========          ========          ========

                                                            December 31, 1996
                                                            -----------------

                                      Amortized         Unrealized      Unrealized            Fair
                                       Cost           Appreciation    Depreciation           Value
                                       ----           ------------    ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                        $  5,728          $     43          $      7          $  5,764
  Equity securities                    286,773             3,525              --             290,298
  Other securities                       7,720              --                 248             7,472

Mortgage-backed Securities:
  FHLMC                                 25,288              --                 287            25,001
  GNMA                                    --                --                --                --
  Collateralized mortgage
    obligations                        164,459               895               129           165,225
  Other securities                       1,259              --                  22             1,237
                                      --------          --------          --------          --------
Total investment and
  mortgage-backed securities
  available-for-sale                  $491,227          $  4,463          $    693          $494,997
                                      ========          ========          ========          ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)  INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment and mortgage-backed securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                           March 31,1997
                                                           -------------

                                      Amortized      Unrealized       Unrealized        Fair
                                        Cost        Appreciation     Depreciation       Value
                                        ----        ------------     ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                        $    9,375     $       28       $      190      $    9,213
  Corporate securities                     1,005             19             --             1,024
  Other securities                        31,880           --                178          31,702

Mortgage-backed Securities:
  FHLMC                                  188,049            692            5,583         183,158
  FNMA                                   235,631            252            8,265         227,618
  GNMA                                   270,715          1,737            2,077         270,375
  Private issues                         261,012             13            8,538         252,487
  Collateralized mortgage
    obligations                        1,758,438          1,617           31,973       1,728,082
  Other securities                          --             --               --              --
                                      ----------     ----------       ----------      ----------
Total investment and
  mortgage-backed securities
  held-to-maturity                    $2,756,105     $    4,358       $   56,804      $2,703,659
                                      ==========     ==========       ==========      ==========

                                                         December 31, 1996
                                                         -----------------

                                      Amortized      Unrealized       Unrealized        Fair
                                        Cost        Appreciation     Depreciation       Value
                                        ----        ------------     ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                        $   13,426     $       60       $      171      $   13,315
  Corporate securities                     1,006             32             --             1,038
  Other securities                        65,086             86              242          64,930

Mortgage-backed Securities:
  FHLMC                                  145,075            900            3,425         142,550
  FNMA                                   193,607            374            5,102         188,879
  GNMA                                   194,782          3,590              370         198,002
  Private issues                         272,778             87            9,529         263,336
  Collateralized mortgage
    obligations                        1,599,769          4,589           13,614       1,590,744
  Other securities                         2,086           --                 36           2,050
                                      ----------     ----------       ----------      ----------
Total investment and
  mortgage-backed securities
  held-to-maturity                    $2,487,615     $    9,718       $   32,489      $2,464,844
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


                                                    March 31, 1997              December 31, 1996
                                                    --------------              -----------------
                                                 Amount        Percent         Amount       Percent
                                                 ------        -------         ------       -------

Residential real estate loans                  $5,205,746       79.31%       $5,286,017       79.50%

Residential construction loans
  (net of loans in process of
   $30,983 and $45,088, respectively)              68,523        1.04            82,579        1.24
                                               ----------      ------        ----------      ------
     Total Residential Loans                    5,274,269       80.35         5,368,596       80.74
                                               ----------      ------        ----------      ------
Multi-family loans                                 67,788        1.03            71,815        1.08
Commercial real estate loans                      139,512        2.13           140,973        2.12
Commercial loans                                  132,647        2.02           125,706        1.89
                                               ----------      ------        ----------      ------
     Total Commercial Loans                       339,947        5.18           338,494        5.09
                                               ----------      ------        ----------      ------
Consumer loans (1)                                949,501       14.47           942,447       14.17
                                               ----------      ------        ----------      ------
     Total Loans                               $6,563,717      100.00%       $6,649,537      100.00%
                                               ==========      ======        ==========      ======


Total Loans with: (2)
  Fixed rates                                  $1,571,834       23.95%       $1,503,497       22.61%
  Variable rates                                4,991,883       76.05         5,146,040       77.39
                                               ----------      ------        ----------      ------
     Total Loans                               $6,563,717      100.00%       $6,649,537      100.00%
                                               ==========      ======        ==========      ======


(1) Consumer loan balances include home equity loans of $594.4 million at March 31, 1997 and $583.2 million at December 31, 1996.

(2) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                         March 31, 1997                     December 31, 1996
                                         --------------                     -----------------
                                                         Weighted                            Weighted
                                                         Average                              Average
  Account Type                  Amount      Percent        Rate         Amount     Percent      Rate
  ------------                  ------      -------      --------       ------     -------     -----

Demand deposit accounts      $  263,511       4.59%         -- %      $  272,445     4.86%        -- %
NOW accounts                    473,458       8.25         1.27          469,810     8.38        1.40
Savings accounts              1,132,991      19.75         2.41        1,091,556    19.47        2.38
Money market accounts           644,871      11.24         3.94          661,987    11.81        3.96
Retail certificates           3,073,834      53.59         5.36        2,951,917    52.65        5.31
Jumbo certificates              147,914       2.58         5.52          158,618     2.83        5.56
                             ----------     ------         ----       ----------   ------        ----
Total Deposits               $5,736,579     100.00%        4.04%      $5,606,333   100.00%       4.00%
                             ==========     ======         ====       ==========   ======        ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                March 31, 1997            December 31, 1996
                                --------------            -----------------
                                           Weighted                  Weighted
                                            Average                   Average
                               Balance       Rate        Balance       Rate
                               -------       ----        -------       ----

FHLB advances                $3,565,851       5.86%    $3,694,446       5.85%
Other borrowings (1)            265,441       8.07        167,748       7.46
                             ----------       ----     ----------       ----

  Total Borrowings           $3,831,292       6.01%    $3,862,194       5.92%
                             ==========       ====     ==========       ====


(1) At March 31, 1997, other borrowings included the issuance of $97.6 million of 9% Trust Preferred securities as discussed in Note 11 in the Notes to Consolidated Financial Statements.

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

                                                                   March 31, 1997
                                                                   --------------
                                                                                     Weighted
                                                                                     Average
                                         Notional          Book       Estimated      Maturity
                                          Amount           Value      Fair Value     In Years
                                          ------           -----      ----------     --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)         $  712,541       $  --       $(16,893)          3.4
  Pay fixed-receive variable (2)            391,455          --          2,695           2.1
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)            125,000          --         (2,773)          2.4
  Pay fixed-receive variable (4)          1,580,000          --          5,641           2.9
Interest rate caps (5)                      500,000         8,770        9,692           4.2
Interest rate floors (6)                    100,000        (1,003)        (445)          4.9
Interest rate corridors (7)                 100,000         4,268        4,695           4.9
                                         ----------       -------     --------
                                         $3,508,996       $12,035     $  2,612
                                         ==========       =======     ========


                                                           December 31, 1996
                                                           -----------------
                                                                                     Weighted
                                                                                     Average
                                         Notional          Book       Estimated      Maturity
                                          Amount           Value      Fair Value     In Years
                                          ------           -----      ----------     --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)         $  713,448       $   --       $(10,459)        3.6
  Pay fixed-receive variable (2)            398,565           --           (464)        2.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)             50,000           --         (1,738)        3.7
  Pay fixed-receive variable (4)          1,355,000           --          9,152         2.2
Interest rate caps (5)                      500,000         9,283         7,264         4.5
                                         ----------       -------      --------
                                         $3,017,013       $ 9,283      $  3,755
                                         ==========       =======      ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.53% and 5.50% and the weighted average receive rate was 5.93% and 5.93% at March 31, 1997 and December 31, 1996, respectively.

(2) The weighted average pay rate was 6.76% and 6.76% and the weighted average receive rate was 6.17% and 6.18% at March 31, 1997 and December 31, 1996, respectively.

(3) The weighted average pay rate was 6.08% and 6.91% and the weighted average receive rate was 6.54% and 6.75% at March 31, 1997 and December 31, 1996, respectively.

(4) The weighted average pay rate was 5.44% and 5.28% and the weighted average receive rate was 5.55% and 5.53% at March 31, 1997 and December 31, 1996, respectively. Of the March 31, 1997 notional amount, $250.0 million has an effective date of March 18, 1998.

(5) The weighted average contract rate was 6.00% and 6.00% at March 31, 1997 and December 31, 1996, respectively.

(6)  The weighted average contract rate was 5.25% at March 31, 1997.

(7) The weighted average contract rate range was 5.25% - 7.25% at March 31, 1997.


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                            Amortizing     Non-Amortizing    Interest     Interest       Interest
                             Interest         Interest         Rate         Rate           Rate
                            Rate Swaps       Rate Swaps        Caps        Floors        Corridors
                            ----------       ----------        ----        ------        ---------

Balance,
December 31, 1996            $1,112,013      $1,405,000      $  500,000   $     --      $     --
                             ----------      ----------      ----------   ----------    ----------
Additions                          --           850,000            --        100,000       100,000
Maturities/Amortization           8,017            --              --           --            --
Terminations                       --           550,000            --           --            --
                             ----------      ----------      ----------   ----------    ----------
Balance, March 31, 1997      $1,103,996      $1,705,000      $  500,000   $  100,000    $  100,000
                             ==========      ==========      ==========   ==========    ==========


     At March 31, 1997, Sovereign's balance sheet included a net deferred loss of $3.8 million related to interest rate exchange agreements terminated in December 1995 and June 1996 which were originally accounted for as hedges. Of this net deferred loss, $3.3 million will amortize into interest expense in 1997 and $465,000 will amortize into interest expense in 1998.

     Net interest income resulting from interest rate exchange agreements includes $1.5 million of income and $2.2 million of expense for the three-month period ended March 31, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(9)  ACQUISITIONS

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. In accordance with the merger agreement, First State shareholders received 1.225 (1.47 shares as adjusted for all subsequent stock dividend and stock splits) shares of Sovereign common stock in exchange for each share of First State common stock. Sovereign issued approximately 4.9 million new shares (5.9 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction, which was tax-free to First State and First State shareholders. This transaction was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of First State for all periods presented.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:



                                              Years Ended December 31,
                                           1996                      1995
                                         -----------------------------------
     Net interest income
       Sovereign                         $216,710                   $174,226
       First State                         25,185                     22,584
                                         --------                   --------

       Combined                          $241,895                   $196,810
                                         ========                   ========


     Net income (loss):
       Sovereign                         $ 51,463                   $ 56,408
       First State                         (5,649)                     3,998
                                       ----------                    -------

       Combined                          $ 45,814                   $ 60,406
                                       ==========                   ========


     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the three-month period ended March 31, 1997 include First State's results of operations for the and Sovereign's consolidated results of operations for the three-month period ended March 31, 1996 include First State's results of operations for the three-month period ended December 31, 1995. A net decrease to Sovereign's stockholders' equity of $5.2 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net loss of $6.4 million and net change in unrecognized loss on available-for-sale securities of $228,000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     On February 5, 1997, Sovereign executed a Definitive Agreement to acquire Bankers Corp., Inc. ("Banker's"), a $2.5 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth, and Ocean counties, New Jersey. The transaction will add loans, deposits, and shareholders' equity to Sovereign of $1.7 billion, $1.6 billion, and $193.0 million, respectively. The terms of the Agreement call for Sovereign to exchange $25.50 in Sovereign common stock (subject to adjustment under certain conditions) for each outstanding common share of Bankers. The transaction will be tax-free to Bankers and Bankers' shareholders, and will be accounted for as a pooling-of-interests. Sovereign anticipates that the transaction will close during the third quarter of 1997.


(10) ACCOUNTING CHANGES

     In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. This statement supersedes APB Opinion No. 15, "Earnings per Share" and FASB Statement No. 85, "Yield Test for Determining whether a Convertible Security Is a Common Stock Equivalent". The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share". SFAS No. 128 is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period earnings per share amounts are required to be restated to conform to the provisions of SFAS No. 128.

     Under SFAS No. 128, primary earnings per share will be replaced with basic earnings per share. Basic earnings per share will be calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation.

     Fully diluted earnings per share has been renamed diluted earnings per share. Income available to common stockholders will be adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants will continue to be calculated using the treasury stock method. However, unlike the existing calculation of fully diluted earnings per share, the treasury stock method will be applied using the average market price for the period rather that the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock will continue to be calculated using the if-converted method.


(11) RECENT DEVELOPMENTS

     During March 1997, Sovereign issued $100 million of preferred capital securities ("Trust Preferred") through Sovereign Capital Trust I ("Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the Trust Preferred will be payable at an annual

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. After issuance costs, proceeds of $97.6 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred offering. Cash distributions on the Trust Preferred are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Trust Preferred securities are redeemable in whole. Otherwise, the Trust Preferred securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the Trust Preferred securities may be redeemed at 100% of the liquidation amount.

     The Trust Preferred offering is classified as and is similar to minority interests and is presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of Sovereign Bancorp, Inc." The Trust Preferred offering qualifies for Tier 1 capital treatment for Sovereign, and the loan payments from Sovereign to the Trust are fully tax deductible. Sovereign intends to use the proceeds of the transaction for general corporate purposes.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended March 31, 1997, excluding a one-time, after-tax charge of $10.7 million related to the acquisition of First State, was $19.9 million, an increase of 16% when compared to net income of $17.2 million for the three-month period ended March 31, 1996. Earnings per share, excluding the one-time, merger-related charge, for the three-month period ended March 31, 1997 was $.25 per share, an increase of 14% when compared to $.22 per share for the same period in 1996.

     Net income for the three-month period ended March 31, 1997, which includes the impact of the one-time, merger-related charge, was $9.2 million and earnings per share was $.12. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity, return on average total assets, and average equity to average total assets, excluding the one-time, merger related charge, were 15.34%, .78%, and 5.09%, respectively, for the three-month period ended March 31, 1997 compared to 14.23%, .79% and 5.52%, respectively, for the same period in 1996.

Net Interest Income

        Net interest income for the three-month period ended March 31, 1997 was $61.7 million compared to $56.8 million for the same period in 1996. The increase is attributable to an increase in average balances resulting from internal growth, partially offset by a decline in Sovereign's net interest margin. Sovereign's net interest margin (net interest income divided by interest-earning assets) was 2.60% for the three-month period ended March 31, 1997 compared to 2.79% for the same period in 1996.

     Interest on interest-earning deposits for the three-month period ended March 31, 1997 was $649,000 compared to $1.0 million for the same period in 1996. The average balance of interest-earning deposits was 14.5 million with an average yield of 18.13% for the three-month period ending March 31, 1997 compared to an average balance of $29.5 million with an average yield of 13.82% for the same period in 1996. The high yields on Sovereign's interest-earning deposits are the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in 1997 and future years.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on investment and mortgage-backed securities available-for-sale was $8.5 million for the three-month period ended March 31, 1997 compared to $9.1 million for the same period in 1996. The average balance of investment and mortgage-backed securities available-for-sale was $544.9 million with an average yield of 6.25% for the three-month period ended March 31, 1997 compared to an average balance of $552.1 million with an average yield of 6.76% for the same period in 1996.

     Interest on investment and mortgage-backed securities held-to-maturity was $44.0 million for the three-month period ended March 31, 1997 compared to $40.2 million for the same period in 1996. The average balance of investment and mortgage-backed securities held-to-maturity was $2.49 billion with an average yield of 7.06% for the three-month period ended March 31, 1997 compared to an average balance of $2.24 billion with an average yield of 7.14% for the same period in 1996.

     Interest and fees on loans were $122.0 million for the three-month period ended March 31, 1997 compared to $101.5 million for the same period in 1996. The average balance of loans was $6.62 billion with an average yield of 7.41% for the three-month period ended March 31, 1997 compared to an average balance of $5.38 billion with an average yield of 7.56% for the same period in 1996. The increases in the average balance of loans and in the interest and fees on loans are primarily due to the full year-to-date effect of Sovereign's record level of loan originations in 1996.

     Interest on deposits was $55.9 million for the three-month period ended March 31, 1997 compared to $57.5 million for the same period in 1996. The average balance of deposits was $5.61 billion with an average cost of 4.04% for the three-month period ended March 31, 1997 compared to an average balance of $5.54 billion with an average cost of 4.17% for the same period in 1996. Despite a general rise in interest rates, the cost of deposits has decreased due to increased balances of lower interest rate deposit products.

     Interest on borrowings was $57.5 million for the three-month period ended March 31, 1997 compared to $37.4 million for the same period in 1996. The average balance of borrowings was $3.89 billion with an average cost of 5.92% for the three-month period ended March 31, 1997 compared to an average balance of $2.51 billion with an average cost of 5.98% for the same period in 1996. The increase in the average balance of borrowings is the result of balance sheet growth being funded principally by borrowings.


Provision for Possible Loan Losses

        The provision for possible loan losses was $8.7 million for the three-month period ended March 31, 1997, which includes $7.9 million of reserves attributable to a change in strategic direction related to the workout of certain non-performing assets acquired from First State.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     In 1996, Sovereign diversified its lending efforts and began to offer small business loans and an expanded line of consumer products, such as automobile loans and credit cards. As a result of the increased risk inherent in these products and as Sovereign continues to place emphasis on small business and consumer lending in 1997 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     During the three-month period ended March 31, 1997, Sovereign charged-off (net of recoveries) $1.6 million of loans compared to $1.7 million for the same period in 1996.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                          Three-Month Period Ended March 31,
                                              1997                 1996
                                          ---------------------------------

Allowance, beginning of period               $46,093              $40,938

Charge-offs:
  Residential                                  1,903                1,005
  Consumer                                       498                  218
  Commercial                                      -                    -
  Commercial Real Estate                         363                  594
                                             -------              -------
      Total Charge-offs                        2,764                1,817
                                             -------              -------
Recoveries:
  Residential                                    288                   47
  Consumer                                        12                   29
  Commercial Real Estate                         882                   -
                                             -------              ------
      Total Recoveries                         1,182                   76
                                             -------              -------
Charge-offs, net of recoveries                 1,582                1,741
Provision for possible loan losses             8,700                  800
Other additions (1)                           (2,674)                  -
                                             -------              ------
Allowance, end of period                     $50,537              $39,997
                                             =======              =======


(1) Represents net charge-offs of First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.


Other Income

        Other income was $7.4 million for the three-month period ended March 31, 1997 compared to $8.3 million for the same period in 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Other loan fees and service charges were $1.5 million for the three-month period ended March 31, 1997 compared to $2.9 million for the same period in 1996. The decrease in other loan fees and service charges is primarily the result of fees earned in 1996 by First State's credit card portfolio which was sold prior to Sovereign's acquisition of First State in February 1997. Excluding First State's credit card portfolio in 1996, other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $5.25 billion of its own loans and $1.35 billion of loans for others at March 31, 1997 compared to $4.52 billion of its own loans and $1.22 billion of loans for others at March 31, 1996.

     Deposit fees were $3.3 million for the three-month period ended March 31, 1997 compared to $2.9 million for the same period in 1996. This increase is primarily the result of growth in the number of Sovereign's transaction accounts over the last year.

     (Losses)/gains on sales of loans and investment and mortgage-backed securities available-for-sale were $(17,000) for the three-month period ended March 31, 1997 compared to $1.1 million for the same period in 1996. This decrease is primarily attributable to losses of $912,000 relating to the liquidation of $29.1 million of investments.

     Gains on sales of loans held for resale were $1.1 million for the three-month period ended March 31, 1997 compared to $547,000 for the same period in 1996. Gains on sales of loans held for resale have increased as rates have declined and loan volumes have accelerated in 1997 compared to 1996.

     Miscellaneous income was $1.4 million for the three-month period ended March 31, 1997 compared to $837,000 for the same period in 1996. This increase is primarily due to increased inter-change income resulting from growth in the number of Sovereign's check cards and credit cards over the last year.


General and Administrative Expenses

        Total general and administrative expenses were $33.3 million for the three-month period ended March 31, 1997 compared to $33.2 million for the same period in 1996. The ratio of general and administrative expenses to average assets, excluding the one-time, merger-related charge, for the three-month period ended March 31, 1997 was 1.33%, a significant improvement compared to 1.55% for the same period in 1996. In addition, Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income), excluding the one-time, merger-related charge, for the three-month period ended March 31, 1997 was 48.29% compared to 51.90% for the same period in 1996. The decrease in these expense ratios is the result of efficiencies realized from recent acquisitions and an increase in average balances and net interest income without a corresponding increase in operating expenses.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


    Other operating expenses were $10.8 million for the three-month period ended March 31, 1997 compared to $3.6 million for the same period in 1996. This increase is primarily the result of a one-time charge of $8.0 million related to the acquisition of First State. These expenses include human resources related costs, loss on sale of certain assets, and other expenses, including investment banker fees and legal expenses.


Income Tax Provision

     The income tax provision was $7.0 million for the three-month period ended March 31, 1997 compared to $10.4 million for the same period in 1996. The effective tax rate for the three-month period ended March 31, 1997 was 43.3% compared to 37.7% for the same period in 1996. The decrease in the income tax provision for the three-month period ended March 31, 1997 is attributable to pre-tax income for the first quarter of 1997 of $16.3 million resulting from the one-time, after-tax charge of $10.7 million related to the acquisition of First State. The increase in Sovereign's effective tax rate for the three-month period ended March 31, 1997 is due to the tax effect of certain non-deductible merger-related costs.


FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at March 31, 1997 was $6.56 billion compared to $6.65 billion at December 31, 1996. This decrease was the result of planned payoffs of certain commercial loans and normal residential loan amortization exceeding new loan origination volumes. During the three-month period ended March 31, 1997, Sovereign closed approximately $161.9 million of first mortgage loans including approximately $91.5 million of variable rate mortgage loans. This compares to first mortgage loan closings of $602.5 million including approximately $450.4 million of variable rate mortgage loans for the same period in 1996.

     Sovereign is currently placing an increased emphasis on commercial loan and consumer loan originations. As a result, during the three-month period ended March 31, 1997, Sovereign closed $20.0 million of commercial loans and $134.4 million of consumer loans. These results compare to $25.8 million of commercial loans and $57.2 million of consumer loans closed during the same period in 1996.

     Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at March 31, 1997, 90% of Sovereign's total loan portfolio was secured by residential real estate and 80% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at March 31, 1997, $560.7 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. Also,

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$241.5 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) and $150.0 million of short-term variable rate mortgage loans (loans with less than a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period.

     At March 31, 1997, Sovereign's total loan portfolio included $5.21 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending, at March 31, 1997, Sovereign's total loan portfolio also included $340.0 million of commercial loans and $949.5 million of consumer loans, including $594.4 million of outstanding home equity loans ($341.8 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     At March 31, 1997, Sovereign's non-performing assets were $55.5 million compared to $74.1 million at December 31, 1996. Non-performing assets as a percentage of total assets were .54% at March 31, 1997 compared to .74% at December 31, 1996. This decrease is primarily attributable to the liquidation of $21.0 million of certain problem commercial loans and non-performing assets during the first quarter which were acquired in the First State transaction. At March 31, 1997, 87% of non-performing assets consisted of loans or REO related to real estate compared to 76% at December 31, 1996. The remainder of Sovereign's non-performing assets consist principally of commercial and multi-family REO; most of which have been acquired through acquisitions. Non-performing assets at March 31, 1997, included $9.2 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all 90 days or more delinquent (except loans guaranteed by the government or secured by deposit accounts) on non-performing status.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                   March 31,     December 31,
                                                     1997           1996
                                                     ----           ----
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                          $38,882          $49,018
      Other                                          6,304           12,076

    Past due less than 90 days as to
    interest and principal:
      Real estate related                              638              639
      Other                                           --                160
                                                   -------          -------
Total Non-Accrual Loans                             45,824           61,893
Restructured Loans                                     431            1,561
                                                   -------          -------
Total Non-Performing Loans                          46,255           63,454
                                                   -------          -------
Real Estate Owned:
      Real estate related                            8,660            6,974
      Other                                            546            3,660
                                                   -------          -------
Total Real Estate Owned                              9,206           10,634
                                                   -------          -------
TOTAL NON-PERFORMING ASSETS                        $55,461          $74,088
                                                   =======          =======
Past due 90 days or more as to
interest or principal and
accruing interest (1)                              $ 6,364          $12,869

Non-Performing Assets as a
percentage of Total Assets                             .54%             .74%

Non-Performing Loans as a
percentage of Total Loans                              .70%             .95%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                  .94%            1.30%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                          88.96%           57.41%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                          106.67%           67.03%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


(1) At March 31, 1997 and December 31, 1996, non-performing assets past due 90 days or more as to interest or principal and accruing interest included $6.4 million and $10.5 million, respectively, of government-guaranteed student loans which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At March 31, 1997, the allowance for possible loan losses was $50.5 million or .77% of total loans compared to $46.1 million or .69% of total loans at December 31, 1996.

     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)


                                       March 31,             December 31,
                                         1997                    1996
Balance at End of                -------------------------------------------
Period Attributable to           Amount       Percent     Amount      Percent
----------------------           ------       -------     ------      -------

Residential real estate         $13,360        26.44%    $17,390       37.73%
Commercial real estate            7,981        15.79       5,581       12.11
Commercial                        3,630         7.18       3,100        6.72
Consumer                          8,239        16.30       8,037       17.44
Unallocated                      17,327        34.29      11,985       26.00
                                -------       ------     -------      ------
Total                           $50,537       100.00%    $46,093      100.00%
                                =======       ======     =======      ======


     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $15.3 million at March 31, 1997. These loans consist of $2.1 million of multi-family loans and $13.2 million of commercial real estate loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At March 31, 1997, Sovereign's total investment portfolio had no securities classified as high risk as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at March 31, 1997 was 2.8 years.

     At March 31, 1997, total investment and mortgage-backed securities available-for-sale were $559.6 million compared to $495.0 million at December 31, 1996 and investment and mortgage-backed securities held-to-maturity were $2.76 billion compared to $2.49 billion at December 31, 1996. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board (AFASB@) issued SFAS No. 121, AAccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of@, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996 and the effect of adoption was not material.

     At March 31, 1997, Sovereign had a $1.6 million reserve for assets that are expected to be disposed of in connection with the acquisition of First State.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at March 31, 1997 were $110.8 million compared to $113.6 million at December 31, 1996.

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

     Total deposits at March 31, 1997 were $5.74 billion compared to $5.61 billion at December 31, 1996. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at March 31, 1997, including $97.6 million of Trust Preferred securities, were $3.83 billion of which $2.79 billion were short-term compared to $3.86 billion of which $2.77 billion were short-term at December 31, 1996. This increase in short-term borrowings is the result of balance sheet growth being funded principally by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $900.0 million of FHLB advances and $430.0 million of borrowings have been effectively converted from variable rate obligations to fixed rate obligations and $75.0 million of FHLB advances have been effectively converted from a fixed rate obligation to a variable rate obligation.

     At March 31, 1997, other borrowings included $50.0 million of subordinated debentures which have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

     In addition, $500.0 million, $100.0 million, and $100.0 million of borrowings have been protected from upward repricing through the use of interest rate caps, floors, and corridors, respectively, and effective March 18, 1998, $250.0 million of short-term borrowings will, through the use of a forward swap, be converted to longer-term, fixed rate borrowings.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Stockholders' Equity

     Total stockholders' equity at March 31, 1997 was $510.3 million compared to $508.8 million at December 31, 1996. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP and an adjustment to stockholders' equity to reflect First State's activity for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank for March 31, 1997 was 5.50%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $55 million per month. At March 31, 1997, Sovereign had $3.04 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the three-month period ended March 31, 1997, cash and cash equivalents increased $25.9 million. Net cash provided by operating activities was $155.3 million for the three-month period ended March 31, 1997. Net cash used by investing activities for the three-month period ended March 31, 1997 was $237.9 million consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity, partially offset by proceeds from sales of investment and mortgage-backed securities held-to-maturity acquired in the First State transaction. Net cash provided by financing activities for the three-month period ended March 31, 1997 was $108.6 million which includes an increase in deposits of $130.5 million and an increase in proceeds from long-term borrowings of $192.2 million, partially offset by a decrease in short-term borrowings.

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

     At March 31, 1997, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at March 31, 1997:

                                                                                    Well
                                      Sovereign     Sovereign      Minimum       Capitalized
                                      Bancorp (1)     Bank        Requirement   Requirement
                                      --------      ---------     -----------   -----------
  Stockholders' equity to
    total assets                        4.98%          6.29%          None           None
  Tangible capital to tangible
    assets                              4.87           5.23           1.50%          None
  Leverage (core) capital to
    tangible assets                     4.87           5.23           3.00           5.00%
  Leverage (core) capital to
    risk adjusted assets               10.28          11.27           4.00           6.00
  Risk-based capital to risk
    adjusted assets                    14.88          12.31           8.00          10.00


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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 12.74% at March 31, 1997. A negative gap position implies that the Bank is liability sensitive which could cause net interest income to decrease if interest rates rise.

     Sovereign also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions. Sovereign manages the impact to net interest income in a +200 basis point instantaneous rate shock environment to be within a 5% loss. At March 31, 1997, Sovereign estimates that if interest rates rise by 200 basis points, net interest income would decrease by .27%.

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


Item 6 - Reports on Form 8-K.


         Report on Form 8-K, dated March 17, 1997 (date of earliest event - March 17, 1997), contained pro forma financial information showing the effects of the merger of First State Financial Services, Inc. with and into Sovereign Bancorp, Inc., which was effective as of February 18, 1997, and the pending acquisition of Bankers Corp.


         Report on Form 8-K, dated February 13, 1997 (date of earliest event
         - February 5, 1997), described the Agreement and Plan of Merger dated February 5, 1997 pursuant to which Sovereign will acquire Bankers Corp.


         Report on Form 8-K, dated February 6, 1997 (date of earliest event - February 6, 1997), contained a press release announcing the execution of an Agreement and Plan of Merger for Sovereign to acquire Bankers Corp.


         Report on Form 8-K, dated February 3, 1997 (date of earliest event - January 20, 1997), contained a press release announcing Sovereign's earnings for the year ended December 31, 1996 and a press release announcing an amendment to the timing of the 6 for 5 stock split on Sovereign common stock which was declared on January 16, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SOVEREIGN BANCORP, INC.
                                        ------------------------------
                                                 (Registrant)






Date        May 13, 1997                  /s/ Karl D. Gerhart
      ------------------------          -------------------------------
                                                 Karl D. Gerhart
                                           Chief Financial Officer





Date        May 13, 1997                 /s/ Mark R. McCollom
      ------------------------          -------------------------------
                                                 Mark R. McCollom
                                           Chief Accounting Officer