Form 10-K/A
period 1996-12-31
SOVEREIGN BANCORP INC
filed 1997-07-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         FORM 10-K/NO. 1

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended
     December 31, 1996, or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934, for the transition period from N/A to ______.

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

         6-1/4% Cumulative Convertible Preferred Stock,
                  Series B (without par value)
                        (Title of class)

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

(4.1) Sovereign Bancorp, Inc. has certain long-term debt outstanding. None of the instruments evidencing such debt authorized an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies of such instruments to the Commission on request.

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

(10.22)   Charter FSB Bancorp, Inc. Stock Option Plan for Non-
          Employee Directors. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 33-36896 of
          Charter FSB Bancorp, Inc. Form S-8.)

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

(11.1)    Computation of Per Share Earnings. *

(21)      Subsidiaries of the Registrant *

(23.1)    Consent of Ernst & Young LLP, Independent Auditors *

(27)      Amended Financial Data Schedule

* Previously Filed.

(b)  Reports on Form 8-K.

     1. Report on Form 8-K, dated February 2, 1996 (date of earliest event -- January 31, 1996), contained a press release outlining Sovereign's strategic vision for year 2000.

     2. Report on Form 8-K, dated February 13, 1996, (date of earliest event -- January 18, 1996), contained a press release announcing Sovereign's earnings for the year ended December 31, 1995.

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

                              SOVEREIGN BANCORP, INC.
                              (Registrant)

July 10, 1997                 By/s/ Mark R. McCollom
                                   Mark R. McCollom,
                                   Chief Accounting Officer

                          EXHIBIT INDEX

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

(4.1) Sovereign Bancorp, Inc. has certain long-term debt outstanding. None of the instruments evidencing such debt authorized an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis;
          therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies of such instruments to the Commission on request.

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

(10.23)   Amendments to Charter FSB Bancorp, Inc. Stock
          Option Plan for Non-Employee Directors.
          (Incorporated herein by reference to
          Exhibit 4.2 to Registration Statement No. 33-
          36896 of Charter FSB Bancorp, Inc. on
          Form S-8).

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

(11.1)    Computation of Per Share Earnings. *

(21)      Subsidiaries of the Registrant *

(23.1)    Consent of Ernst & Young LLP, Independent Auditors *

(27)      Amended Financial Data Schedule

* Previously Filed.