Form 10-Q/A
period 1997-03-31
SOVEREIGN BANCORP INC
filed 1997-07-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q/A NO. 1

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________ TO _______________

Commission file number 0-16533


                     SOVEREIGN BANCORP, INC.
     (Exact name of registrant as specified in its charter)

     Pennsylvania                               23-2453088
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

  1130 Berkshire Boulevard
  Wyomissing, Pennsylvania                          19610
(Address of principal executive                   (Zip Code)
offices)

                         (610) 320-8400
      (Registrant's telephone number, including area code)

                               N/A
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
There were 65,976,000 shares of common stock, no par value, outstanding as of May 13, 1997.

                   PART II - OTHER INFORMATION

Items 1 through 5 are not applicable or the responses are negative.

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1      Employment Agreement, dated as of March 1,
                    1997, between Sovereign Bancorp, Inc.,
                    Sovereign Bank, a Federal Savings Bank, and
                    Jay S. Sidhu.

          27        Amended Financial Data Schedule.

     (b)  Reports on Form 8-K.

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

                              SOVEREIGN BANCORP, INC.
                              (Registrant)

Date:  July 10, 1997          /s/ Mark R. McCollom
                              Mark R. McCollom,
                              Chief Accounting Officer

                          EXHIBIT INDEX

     (a)  Exhibits.

          10.1      Employment Agreement, dated as of March 1,
                    1997, between Sovereign Bancorp, Inc.,
                    Sovereign Bank, a Federal Savings Bank, and
                    Jay S. Sidhu.

          27        Amended Financial Data Schedule.