Form 10-Q
period 1997-06-30
SOVEREIGN BANCORP INC
filed 1997-08-13
CIK 811830

WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to  ________________

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                          23-2453088
         ------------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania                     19610
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   |X|.   No |_|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 11, 1997
-------------------------------               ------------------------------
  Common Stock (no par value)                         65,957,499 shares

Preferred Stock (no par value)                         1,998,700 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 1997
             and December 31, 1996                                         3

             Consolidated Statements of Operations
             for the three-month and six-month
             periods ended June 30, 1997 and 1996                          4


             Consolidated Statement of Stockholders' Equity for
             the six-month period ended June 30, 1997                      5


             Consolidated Statements of Cash Flows for the
             six-month periods ended June 30, 1997
             and 1996                                                      6

             Notes to Consolidated Financial Statements                  7 - 19


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition            20 - 34


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                        35

PART III.  FINANCIAL DATA SCHEDULE                                      36 - 37


SIGNATURES                                                                38

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,        December 31,
                                                               1997              1996
                                                               ----              ----
                                                            (Unaudited)         (Note)
                                                                (in thousands, except
                                                                   per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                $    133,910       $    111,296
  Interest-earning deposits                                      18,268              6,273
  Loans held for resale (approximate fair
    value of $13,293 and $33,162 at
    June 30, 1997 and December 31, 1996,
    respectively)                                                13,148             32,955
  Investment and mortgage-backed securities
    available-for-sale                                          718,052            494,997
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,927,042 and $2,464,844 at June 30,
    1997 and December 31, 1996, respectively)                 2,943,867          2,487,615
  Loans                                                       6,829,705          6,649,537
  Allowance for possible loan losses                            (48,948)           (46,093)
  Premises and equipment                                         58,010             63,763
  Real estate owned                                               8,936             10,634
  Accrued interest receivable                                    61,633             56,848
  Goodwill and other intangible assets                          108,041            113,606
  Other assets                                                   53,950             59,928
                                                           ------------       ------------

      TOTAL ASSETS                                         $ 10,898,572       $ 10,041,359
                                                           ============       ============

LIABILITIES
  Deposits                                                 $  5,856,717       $  5,606,333
  Borrowings:
    Short-term                                                3,752,000          2,765,118
    Long-term                                                   593,152          1,097,076
  Advance payments by borrowers
    for taxes and insurance                                      37,998             25,949
  Other liabilities                                              27,100             38,044
                                                           ------------       ------------

      TOTAL LIABILITIES                                      10,266,967          9,532,520
                                                           ------------       ------------

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust
  holding solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")                   97,568               --
                                                           ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares authorized;
    2,000,000 shares issued at June 30, 1997
    and December 31, 1996, respectively                          96,441             96,446
  Common stock; no par value;
    100,000,000 shares authorized;
    70,022,133 shares issued at June 30,
    1997 and 69,492,593 shares issued at
    December 31, 1996                                           301,749            299,357
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,067,047 shares at June 30, 1997
    and December 31, 1996, respectively                         (33,091)           (33,015)
  Treasury stock at cost; 11,673 shares at June 30,
    1997 and 229,168 shares at December 31, 1996                   (147)            (2,300)
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                4,537              2,362
  Retained earnings                                             164,548            145,989
                                                           ------------       ------------

 TOTAL STOCKHOLDERS' EQUITY                                     534,037            508,839
                                                           ------------       ------------

      TOTAL LIABILITIES, MINORITY INTERESTS AND
        STOCKHOLDERS' EQUITY                               $ 10,898,572       $ 10,041,359
                                                           ============       ============

See accompanying notes to consolidated financial statements.

Note: The balance sheet at December 31, 1996 is taken from the audited supplemental financial statements at that date restated to reflect the merger with First State Financial Services, Inc., but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three-Month Period           Six-Month Period
                                                            Ended June 30,              Ended June 30,
                                                            --------------              --------------
                                                         1997            1996          1997             1996
                                                         ----            ----          ----             ----
                                                                   (in thousands, except
                                                                       per share data)
Interest income:
  Interest on interest-earning deposits               $     716       $     753      $   1,365      $   1,784
Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                   10,021           7,438         18,498         16,541
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                     50,367          46,373         94,341         86,548
  Interest and fees on loans                            124,652         107,231        246,612        208,691
                                                      ---------       ---------      ---------      ---------

      Total interest income                             185,756         161,795        360,816        313,564
                                                      ---------       ---------      ---------      ---------

Interest expense:
  Interest on deposits                                   59,562          53,872        115,455        111,400
  Interest on borrowings                                 61,545          47,182        118,847         84,586
                                                      ---------       ---------      ---------      ---------

      Total interest expense                            121,107         101,054        234,302        195,986
                                                      ---------       ---------      ---------      ---------

Net interest income                                      64,649          60,741        126,514        117,578
Provision for possible loan losses (1)                    1,000           1,416          9,700          2,216
                                                      ---------       ---------      ---------      ---------
Net interest income after provision for
  possible loan losses                                   63,649          59,325        116,814        115,362
                                                      ---------       ---------      ---------      ---------

Other income:
  Other loan fees and service charges                     1,631           4,480          3,180          7,368
  Deposit fees                                            3,826           3,107          7,153          6,028
  Gain on sale of loans
    and investment and mortgage-
    backed securities available-for-sale                  1,110              46          1,093          1,181
  Gain on sale of loans held for resale                   1,680             569          2,745          1,116
  Miscellaneous income                                    1,291           1,130          2,734          1,967
                                                      ---------       ---------      ---------      ---------

      Total other income                                  9,538           9,332         16,905         17,660
                                                      ---------       ---------      ---------      ---------

General and administrative expenses:
  Salaries and employee benefits                         16,200          14,561         30,848         28,098
  Occupancy and equipment expenses                        4,596           6,278         11,170         12,321
  Outside services                                        4,998           7,863          9,386         13,584
  Deposit insurance premiums                                879           2,748          1,707          5,529
  Advertising                                             1,360           1,440          2,889          2,742
  Other administrative expenses                           5,490           5,167         10,868          9,014
                                                      ---------       ---------      ---------      ---------

      Total general and administrative expenses          33,523          38,057         66,868         71,288
                                                      ---------       ---------      ---------      ---------

Other operating expenses:
  One-time, merger-related charge                          --              --            7,955           --
  Amortization of goodwill and other intangibles          2,709           2,996          5,419          5,987
  Trust Preferred Securities expense                      2,269            --            2,447           --
  Real estate owned (gains)/losses, net                      (5)             94             87            664
                                                      ---------       ---------      ---------      ---------
      Total other operating expenses                      4,973           3,090         15,908          6,651
                                                      ---------       ---------      ---------      ---------

Income before income taxes                               34,691          27,510         50,943         55,083
Income tax provision                                     13,185          10,407         20,230         20,794
                                                      ---------       ---------      ---------      ---------

Net Income (2)                                        $  21,506       $  17,103      $  30,713      $  34,289
                                                      =========       =========      =========      =========

Net Income Applicable to Common Stock                 $  19,944       $  15,541      $  27,588      $  31,164
                                                      =========       =========      =========      =========

Earnings per share (2) (3)                            $     .27       $     .23      $     .39      $     .45
                                                      =========       =========      =========      =========

Dividends per share (3)                               $   0.020       $   0.020      $   0.043      $   0.037
                                                      =========       =========      =========      =========

----------
(1) Results for the six-month period ended June 30, 1997 include $7.9 million of a one-time, pre-tax charge related to the acquisition of First State Financial Services, Inc. ("First State") taken in the first quarter of 1997.
(2) Excluding the one-time, after-tax charge of $10.7 million related to the acquisition of First State, net income and earnings per share for the six-month period ended June 30, 1997 were $41.4 million and $.52 per share, respectively.
(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)




                                          Common       Preferred                                                Unallocated
                                          Shares         Shares     Common   Preferred   Retained     Treasury  Common Stock
                                        Outstanding    Outstanding   Stock     Stock     Earnings      Stock    Held by ESOP
                                        -----------    -----------   -----   ---------   --------     --------  ------------

Balance, December 31, 1996                65,196          2,000    $299,357   $96,446    $145,989     $(2,300)   $(33,015)
  Net income                                --             --          --        --        30,713        --          --
  Exercise of stock options                  494           --         2,199      --          --          --          --
  Cash in lieu of fractional shares           (2)          --           (21)     --          --          --          --
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                      100           --         1,200      --          --          --          --
  Dividends paid on common stock,
    $.043 per share                         --             --          --        --        (2,812)       --           (76)
  Dividends paid on preferred stock,
    $1.56 per share                         --             --          --        --        (3,125)       --          --
  Treasury stock repurchase                  (20)          --          --        --          --          (250)       --
  Treasury stock sale                         16           --          --        --          --           191        --
  Retirement of treasury shares             --             --        (2,212)     --          --         2,212        --
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax          --             --          --        --          --          --          --
  Conversion of Preferred stock                1           --             5        (5)       --          --          --
  Adjustment for First State's
   different fiscal year end                 158           --         1,010      --        (6,217)       --          --
  Other                                     --             --           211      --          --          --          --
                                          ------          -----    --------   -------    --------     -------    --------

Balance, June 30, 1997                    65,943          2,000    $301,749   $96,441    $164,548     $  (147)   $(33,091)
                                          ======          =====    ========   =======    ========     =======    ========

                                                              Total
                                               Unrecognized   Stock-
                                                 Loss on      Holders'
                                                   AFS        Equity
                                               ------------   ------

Balance, December 31, 1996                      $2,362       $508,839
  Net income                                      --           30,713
  Exercise of stock options                       --            2,199
  Cash in lieu of fractional shares               --              (21)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                           --            1,200
  Dividends paid on common stock,
    $.043 per share                               --           (2,888)
  Dividends paid on preferred stock,
    $1.56 per share                               --           (3,125)
  Treasury stock repurchase                       --             (250)
  Treasury stock sale                             --              191
  Retirement of treasury shares                   --             --
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax               1,947          1,947
  Conversion of Preferred stock                   --             --
  Adjustment for First State's
   different fiscal year end                       228         (4,979)
  Other                                           --              211
                                                ------       --------

Balance, June 30, 1997                          $4,537       $534,037
                                                ======       ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six-Month Period
                                                                 Ended June 30,
                                                           ---------------------------
                                                               1997         1996
                                                               ----         ----
                                                                 (in thousands)


Cash Flows from Operating Activities:
  Net income                                                $  30,713    $    34,289
  Adjustments to reconcile net income
      to net cash provided by
      operating activities:
    Provision for possible loan losses and deferred taxes      22,840          9,603
    Depreciation                                                2,948          3,492
    Amortization                                                8,446         (1,289)
    Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned         (1,007)          (261)
    Net change in:
      Loans held for resale                                    19,807        110,194
      Accrued interest receivable                              (4,785)        (7,023)
      Prepaid expenses and other assets                       (14,723)       (19,771)
      Other liabilities                                        86,624          1,575
                                                            ---------    -----------

Net cash provided by operating activities                     150,863        130,809
                                                            ---------    -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                       53,668        544,948
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                       44,542         66,199
      Held-to-maturity                                        333,897        266,117
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                     (292,156)      (199,992)
      Held-to-maturity                                       (816,396)      (773,774)
  Proceeds from sales of loans                                  3,284          2,421
  Purchase of loans                                          (388,548)      (609,974)
  Net change in loans other than purchases and sales          199,846       (402,391)
  Proceeds from sales of premises and equipment                 7,895          1,669
  Purchases of premises and equipment                          (5,199)        (3,465)
  Proceeds from sale of real estate owned                       4,995          5,340
  Other, net                                                   (4,996)         4,983
                                                            ---------    -----------

Net cash used by investing activities                        (859,168)    (1,097,919)
                                                            ---------    -----------

Cash Flows from Financing Activities:
  Net increase/(decrease) in deposits                         250,954       (194,035)
  Net (decrease)increase in short-term borrowings             462,767        774,247
  Proceeds from long-term borrowings                           19,838        385,000
  Repayments of long-term borrowings                             --               (1)
  Net increase in advance payments by
    borrowers for taxes and insurance                          12,049         11,457
  Cash dividends paid to stockholders                          (6,013)        (5,689)
  Net proceeds from issuance of common stock                    3,378          2,521
  Advance to the Employee Stock Ownership Plan                   --           (5,000)
  Purchase of treasury stock, net                                 (59)          --
                                                            ---------    -----------

Net cash provided by financing activities                     742,914        968,500
                                                            ---------    -----------

Net change in cash and cash equivalents                        34,609          1,390
Cash and cash equivalents at beginning of period              117,569        159,563
                                                            ---------    -----------

Cash and cash equivalents at end of period                  $ 152,178    $   160,953
                                                            =========    ===========

Reconciliation of Cash and Cash Equivalents
  to Consolidated Balance Sheets:
Cash and amounts due from depository institutions           $ 133,910    $   155,161
Interest-earning deposits                                      18,268          5,792
                                                            ---------    -----------

Cash and cash equivalents at end of period                  $ 152,178    $   160,953
                                                            =========    ===========


Supplemental Disclosures:

Income tax payments totaled $13.9 million for the six-month period ended June 30, 1997 and $20.3 million for the same period in 1996. Interest payments totaled $231.7 million for the six-month period ended June 30, 1997 and $188.1 million for the same period in 1996. Noncash activity consisted of mortgage loan securitization of $139.9 million for the six-month period ended June 30, 1997 and $256.7 million for the same period in 1996; reclassification of long-term borrowings to short-term borrowings of $524.0 million for the six-month period ended June 30, 1997 and $176.7 million for the same period in 1996; and reclassification of mortgage loans to real estate owned of $8.2 million for the six-month period ended June 30, 1997 and $4.1 million for the same period in 1996.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiary: Sovereign Bank ("Sovereign Bank"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1996, and the audited supplemental consolidated financial statements, restated for the merger of First State Financial Services, Inc. filed on Form 8-K dated June 17, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  EARNINGS PER SHARE

     Primary and fully diluted earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive stock options for both primary and fully diluted earnings per share. Fully diluted shares also assume the conversion of convertible preferred shares. Primary shares outstanding for the six-month periods ended June 30, 1997 and 1996 were 66.9 million and 65.0 million, respectively and fully diluted shares outstanding for the same periods were 79.0 million and 76.9 million, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits. The following table presents the computation of primary and fully diluted earnings per share at the dates indicated: (dollars in thousands, except per share data)

                                            Six-Month Period Ended June 30,
                                            -------------------------------
                                              Primary          Fully Diluted
                                              -------          -------------
                                          1997      1996       1997       1996
                                          ----      ----       ----       ----


Net income (1)                          $30,713    $34,289    $30,713    $34,289

Preferred dividends                     $ 3,125    $ 3,125    $ 3,125    $ 3,125

Net income applicable to
  common stock                          $27,588    $31,164    $27,588    $31,164

Average common shares
 outstanding at end of
 period                                  65,566     63,430     77,540     75,403

Average stock options
  considered to be common
  stock equivalents, net of
  shares assumed to be
  repurchased under the
  treasury stock method                   1,351      1,527      1,460      1,527
                                        -------    -------    -------    -------

Average common and common
  equivalent shares
  outstanding at end of
  period                                 66,917     64,957     79,000     76,930
                                        =======    =======    =======    =======

Earnings per share                      $   .41    $   .48    $   .39    $   .45
                                        =======    =======    =======    =======


(1) Results for the six-month period ended June 30, 1997 include a one-time, after-tax charge of $10.7 million related to the acquisition of First State. Excluding the one-time charge, primary and fully diluted earnings per share for the six-month period ended June 30, 1997 would have been $.57 and $.52, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Sovereign will be required to change the method currently used to compute earnings per share and to restate all prior periods. Contrary to the current computation of primary earnings per share, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share under the requirements of SFAS No. 128. The impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material. For additional information with respect to SFAS No. 128, see Note 10 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                 June 30, 1997
                                                 -------------
                                  Amortized    Unrealized     Unrealized      Fair
                                    Cost      Appreciation   Depreciation     Value
                                    ----      ------------   ------------     -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   --        $   --        $   --        $   --
  Equity securities                367,598         7,368            19       374,947
  Other securities                    --            --            --            --

Mortgage-backed Securities:
  FHLMC                             24,952            27           425        24,554
  GNMA                              62,395          --               2        62,393
  Collateralized mortgage
    obligations                    255,670           669           181       256,158
  Other securities                    --            --            --            --
                                  --------      --------      --------      --------
Total investment and
  mortgage-backed securities
  available-for-sale              $710,615      $  8,064      $    627      $718,052
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


                                                      June 30, 1997
                                                      -------------
                                  Amortized    Unrealized         Unrealized      Fair
                                    Cost      Appreciation       Depreciation     Value
                                    ----      ------------       ------------     -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $    9,372      $       35      $      117      $    9,290
  Corporate securities                 1,003              24            --             1,027
  Other securities                    55,119             686             115          55,690

Mortgage-backed Securities:
  FHLMC                              232,340             892           3,427         229,805
  FNMA                               227,981             340           4,727         223,594
  GNMA                               263,808           3,890             287         267,411
  RTC                                 21,873            --             2,915          18,958
  Private issues                     228,533             143           2,456         226,220
  Collateralized mortgage
    obligations                    1,903,838           4,987          13,778       1,895,047
  Other securities                      --              --              --              --
                                  ----------      ----------      ----------      ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                $2,943,867      $   10,997      $   27,822      $2,927,042
                                  ==========      ==========      ==========      ==========

                                                        December 31, 1996
                                                        -----------------
                                  Amortized       Unrealized         Unrealized      Fair
                                    Cost         Appreciation       Depreciation     Value
                                    ----         ------------       ------------     -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   13,426      $       60      $      171      $   13,315
  Corporate securities                 1,006              32            --             1,038
  Other securities                    65,086              86             242          64,930

Mortgage-backed Securities:
  FHLMC                              145,075             900           3,425         142,550
  FNMA                               193,607             374           5,102         188,879
  GNMA                               194,782           3,590             370         198,002
  RTC                                   --              --              --              --
  Private issues                     272,778              87           9,529         263,336
  Collateralized mortgage
    obligations                    1,599,769           4,589          13,614       1,590,744
  Other securities                     2,086            --                36           2,050
                                  ----------      ----------      ----------      ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                $2,487,615      $    9,718      $   32,489      $2,464,844
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


                                                      June 30, 1997                  December 31, 1996
                                                      -------------                  -----------------
                                                 Amount           Percent         Amount           Percent
                                                 ------           -------         ------           -------
Residential real estate loans                  $5,348,574          78.31%       $5,286,017          79.50%

Residential construction loans
  (net of loans in process of
   $35,534 and $45,088, respectively)              69,357           1.02            82,579           1.24
                                               ----------          -----        ----------         ------

     Total Residential Loans                    5,417,931          79.33         5,368,596          80.74
                                               ----------         ------        ----------         ------

Multi-family loans                                 59,411            .87            71,815           1.08
Commercial real estate loans                      139,933           2.05           140,973           2.12
Commercial loans                                  124,909           1.83           125,706           1.89
                                               ----------         ------        ----------         ------

     Total Commercial Loans                       324,253           4.75           338,494           5.09
                                               ----------         ------        ----------         ------

Consumer loans (1)                              1,087,521          15.92           942,447          14.17
                                               ----------         ------        ----------         ------

     Total Loans                               $6,829,705         100.00%       $6,649,537         100.00%
                                               ==========         ======        ==========         ======


Total Loans with: (2)
  Fixed rates                                  $1,817,669          26.61%       $1,503,497          22.61%
  Variable rates                                5,012,036          73.39         5,146,040          77.39
                                               ----------         ------        ----------         ------
     Total Loans                               $6,829,705         100.00%       $6,649,537         100.00%
                                               ==========         ======        ==========         ======

----------
(1) Consumer loan balances include home equity loans of $706.0 million at June 30, 1997 and $583.2 million at December 31, 1996.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                       June 30, 1997                            December 31, 1996
                                       -------------                            -----------------
                                                            Weighted                                  Weighted
                                                             Average                                   Average
  Account Type                     Amount        Percent       Rate         Amount       Percent        Rate
  ------------                     ------        -------     --------      ------        -------        -----

Demand deposit accounts         $  293,692         5.02%         -- %    $  272,445         4.86%        -- %
NOW accounts                       476,597         8.14         1.26        469,810         8.38        1.40
Savings accounts                 1,129,852        19.29         2.42      1,091,556        19.47        2.38
Money market accounts              657,124        11.22         4.16        661,987        11.81        3.96
Retail certificates              3,090,727        52.77         5.45      2,951,917        52.65        5.31
Jumbo certificates                 208,725         3.56         5.65        158,618         2.83        5.56
                                ----------       ------         ----     ----------       ------        ----

Total Deposits                  $5,856,717       100.00%        4.11%    $5,606,333       100.00%       4.00%
                                ==========       ======         ====     ==========       ======        ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                        June 30, 1997                      December 31, 1996
                                        -------------                      -----------------
                                                    Weighted                             Weighted
                                                    Average                              Average
                                    Balance          Rate              Balance             Rate
                                    -------          ----              -------             ----
Securities sold under
  repurchase agreements           $  358,934          5.50%           $  --                  --%
FHLB advances                      3,818,231          5.95             3,694,446           5.85
Other borrowings                     167,987          7.46               167,748           7.46
                                  ----------          ----            ----------           ----

  Total Borrowings                $4,345,152          5.97%           $3,862,194           5.92%
                                  ==========          ====            ==========           ====

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(8)  INTEREST RATE EXCHANGE AGREEMENTS

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps or floors are simultaneously bought and sold to create a range of protection (interest rate corridors) against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated: (dollars in thousands)

                                                              June 30, 1997
                                                              -------------
                                                                                        Weighted
                                                                                        Average
                                          Notional         Book          Estimated      Maturity
                                           Amount          Value         Fair Value     In Years
                                           ------          -----         ----------     --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)         $1,207,669      $     --         $ (9,449)        3.5
  Pay fixed-receive variable (2)            377,821            --              751         1.9
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)            125,000            --           (1,765)        2.2
  Pay fixed-receive variable (4)          1,380,000            --            1,215         2.4
Interest rate caps/floors/
  corridors (5)                           1,200,000          11,349         10,726         4.4
                                         ----------      ----------       --------
                                         $4,290,490      $   11,349       $  1,478
                                         ==========      ==========       ========



                                                            December 31, 1996
                                                            -----------------
                                                                                        Weighted
                                                                                        Average
                                          Notional         Book          Estimated      Maturity
                                           Amount          Value         Fair Value     In Years
                                           ------          -----         ----------     --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)         $  713,448      $     --         $(10,459)       3.6
  Pay fixed-receive variable (2)            398,565            --             (464)       2.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)             50,000            --           (1,738)       3.7
  Pay fixed-receive variable (4)          1,355,000            --            9,152        2.2
Interest rate caps (5)                      500,000           9,283          7,264        4.5
                                         ----------      ----------       --------
                                         $3,017,013      $    9,283       $  3,755
                                         ==========      ==========       ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.82% and 5.50% and the weighted average receive rate was 6.61% and 5.93% at June 30, 1997 and December 31, 1996, respectively.
(2) The weighted average pay rate was 6.76% and 6.76% and the weighted average receive rate was 6.58% and 6.18% at June 30, 1997 and December 31, 1996, respectively.
(3) The weighted average pay rate was 6.38% and 6.91% and the weighted average receive rate was 6.54% and 6.75% at June 30, 1997 and December 31, 1996, respectively.
(4) The weighted average pay rate was 5.85% and 5.28% and the weighted average receive rate was 5.83% and 5.53% at June 30, 1997 and December 31, 1996, respectively. Of the June 30, 1997 notional amount, $250.0 million has an effective date of March 18, 1998.
(5) The weighted average contract rate range was 5.25% - 9.00% at June 30, 1997.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                         Balance
                             December 31,     Maturities/                                      June 30,
                                1996           Additions    Amortization   Terminations          1997
                             -----------      -----------   ------------   ------------        --------
Amortizing interest
  rate swaps                 $1,112,013      $     --        $   26,523      $     --        $1,085,490
Non-amortizing interest
  rate swaps                  1,405,000       1,725,000            --         1,125,000       2,005,000
Interest rate
  caps/floors/corridors         500,000         700,000            --              --         1,200,000
                             ----------      ----------      ----------      ----------      ----------

                             $3,017,013      $2,425,000      $   26,523      $1,125,000      $4,290,490
                             ==========      ==========      ==========      ==========      ==========

     At June 30, 1997, Sovereign's balance sheet included a net deferred loss of $2.7 million related to interest rate exchange agreements terminated in June 1996 which were originally accounted for as hedges. Of this net deferred loss, $2.2 million will amortize into interest expense during the remainder of 1997 and $525,000 will amortize into interest expense in 1998.

     Net interest income resulting from interest rate exchange agreements includes $4.1 million of income and $5.9 million of expense for the six-month period ended June 30, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9)  ACQUISITIONS

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. In accordance with the merger agreement, First State shareholders received 1.47 shares of Sovereign common stock in exchange for each share of First State common stock. Sovereign issued 5.9 million new shares of Sovereign common stock in connection with the transaction, which was tax-free to First State and First State shareholders. This transaction was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of First State for all periods presented.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                        Years Ended December 31,
                                          1996          1995
                                          ----          ----
      Net interest income
        Sovereign                      $216,710      $174,226
        First State                      25,185        22,584
                                       --------      --------

        Combined                       $241,895      $196,810
                                       ========      ========


      Net income (loss):
        Sovereign                      $ 51,463      $ 56,408
        First State                      (5,649)        3,998
                                       --------      --------

        Combined                       $ 45,814      $ 60,406
                                       ========      ========


     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the three-month and six-month periods ended June 30, 1997 include First State's results of operations for the same periods. Sovereign's consolidated results of operations for the three-month and six-month periods ended June 30, 1996 include First State's results of operations for the three-month period ended December 31, 1995 and the six-month period ended March 31, 1996, respectively. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net loss of $6.4 million, dividends paid of $223,000 and net change in unrecognized loss on available-for-sale securities of $228,000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     On February 5, 1997, Sovereign executed a Definitive Agreement to acquire Bankers Corp., Inc. ("Banker's"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth, and Ocean counties, New Jersey. The transaction will add loans, deposits, and shareholders' equity to Sovereign of $1.5 billion, $1.7 billion, and $203.5 million, respectively. The terms of the Agreement call for Sovereign to exchange $25.50 in Sovereign common stock (subject to adjustment under certain conditions) for each outstanding common share of Bankers. Should the average closing price of Sovereign common stock be greater than $13.75 per share during the pricing period as defined in the definitive agreement, each share of Bankers common stock will be converted into 1.854 shares of Sovereign common stock. The transaction will be tax-free to Bankers and Bankers' shareholders, and will be accounted for as a pooling-of-interests. Sovereign anticipates that the transaction will close during the third quarter of 1997.

     On July 2, 1997, Sovereign executed a Definitive Agreement to acquire Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet Auto is the result of Fleet's acquisition over the last two years of Shawmut and NatWest. Fleet Auto consists of approximately $2.0 billion of indirect auto loans, dealer floor plan loans and lessor loans and serves customers throughout New Jersey, New York and several New England states. The terms of the transaction call for Sovereign to buy Fleet's auto finance business at a discount, which will be used in part to establish initial reserves for possible loan losses of approximately $19.0 million. As part of the transaction, Sovereign has agreed to offer employment to substantially all of the employees of Fleet Auto. Sovereign anticipates that the transaction will be accounted for as a purchase and will close during the third quarter of 1997.


(10) ACCOUNTING CHANGES

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The overall objective of SFAS No. 130 is to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for all periods ending after December 15, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 131.

     Sovereign is currently evaluating the impact of SFAS No. 130 and SFAS No. 131 on its consolidated financial statements.

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

     Under SFAS No. 128, fully diluted earnings per share will be renamed diluted earnings per share. Income available to common stockholders will be adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants will continue to be calculated using the treasury stock method. However, unlike the existing calculation of fully diluted earnings per share, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock will continue to be calculated using the if-converted method.


(11) RECENT DEVELOPMENTS

     During March 1997, Sovereign issued $100 million of preferred capital securities ("Trust Preferred Securities") through Sovereign Capital Trust I ("Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the Trust Preferred Securities will be payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. After issuance costs, proceeds of $97.6 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred Securities offering. Cash distributions on the Trust Preferred Securities are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Trust Preferred Securities are redeemable in whole. Otherwise, the Trust Preferred Securities

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the Trust Preferred Securities may be redeemed at 100% of the liquidation amount.

     The Trust Preferred Securities offering is classified as and is similar to minority interests and is presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of Sovereign Bancorp, Inc." The Trust Preferred offering qualifies for Tier 1 capital treatment for Sovereign, and the loan payments from Sovereign to the Trust are fully tax deductible. Sovereign intends to use the proceeds of the transaction for general corporate purposes.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended June 30, 1997, was $21.5 million, an increase of 26% when compared to net income of $17.1 million for the three-month period ended June 30, 1996. Earnings per share, for the three-month period ended June 30, 1997 was $.27 per share, an increase of 17% when compared to $.23 per share for the same period in 1996.

     Net income for the six-month period ended June 30, 1997, excluding a one-time, after-tax charge of $10.7 million in the first quarter related to the acquisition of First State was $41.4 million or $.52 per share compared to $34.3 million or $.45 per share for the same period in 1996. Net income for the six-month period ended June 30, 1997, which includes the impact of the one-time, merger-related charge, was $30.7 million and earnings per share was $.39. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity, return on average total assets, and average equity to average total assets, excluding the one-time, merger related charge, were 13.79%, .70% and 5.02%, respectively, for the six-month period ended June 30, 1997 compared to 14.01%, .76% and 5.42%, respectively, for the same period in 1996.

Net Interest Income

     Net interest income for the three-month and six-month periods ended June 30, 1997 was $64.6 million and $126.5 million compared to $60.7 million and $117.6 million for the same periods in 1996. The increase is attributable to an increase in average balances resulting from internal growth, partially offset by a decline in Sovereign's net interest margin. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and six-month periods ended June 30, 1997 was 2.57% and 2.54% compared to 2.79% and 2.80% for the same periods in 1996.

     Interest on interest-earning deposits for the three-month and six-month periods ended June 30, 1997 was $716,000 and $1.4 million compared to $753,000 and $1.8 million for the same periods in 1996. The average balance of interest-earning deposits was 15.3 million with an average yield of 17.72% for the six-month period ending June 30, 1997 compared to an average balance of $17.0 million with an average yield of 20.39% for the same period in 1996. The high yields on Sovereign's interest-earning deposits are the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

impact the yield on Sovereign's interest-earning deposits in 1997 and future years.

     Interest on investment and mortgage-backed securities available-for-sale was $10.0 million and $18.5 million for the three-month and six-month periods ended June 30, 1997 compared to $7.4 million and $16.5 million for the same periods in 1996. The average balance of investment and mortgage-backed securities available-for-sale was $585.6 million with an average yield of 6.75% for the six-month period ended June 30, 1997 compared to an average balance of $496.3 million with an average yield of 7.04% for the same period in 1996.

     Interest on investment and mortgage-backed securities held-to-maturity was $50.4 million and $94.3 million for the three-month and six-month periods ended June 30, 1997 compared to $46.4 million and $86.5 million for the same periods in 1996. The average balance of investment and mortgage-backed securities held-to-maturity was $2.66 billion with an average yield of 7.10% for the six-month period ended June 30, 1997 compared to an average balance of $2.42 billion with an average yield of 7.13% for the same period in 1996.

     Interest and fees on loans were $124.7 million and $246.6 million for the three-month and six-month periods ended June 30, 1997 compared to $107.2 million and $208.7 million for the same periods in 1996. The average balance of loans was $6.65 billion with an average yield of 7.45% for the six-month period ended June 30, 1997 compared to an average balance of $5.56 billion with an average yield of 7.53% for the same period in 1996. The increases in the average balance of loans and in the interest and fees on loans are primarily due to the full year-to-date effect of Sovereign's record level of loan originations in 1996.

     Interest on deposits was $59.6 million and $115.5 million for the three-month and six-month periods ended June 30, 1997 compared to $53.9 million and $111.4 million for the same periods in 1996. The average balance of deposits was $5.71 billion with an average cost of 4.08% for the six-month period ended June 30, 1997 compared to an average balance of $5.49 billion with an average cost of 4.08% for the same period in 1996. The increase in the average balance of deposits is primarily the result of Sovereign's emphasis on relationship selling rather than relying strictly on rates.

     Interest on borrowings was $61.5 million and $118.8 million for the three-month and six-month periods ended June 30, 1997 compared to $47.2 million and $84.6 million for the same periods in 1996. The average balance of borrowings was $3.97 billion with an average cost of 5.99% for the six-month period ended June 30, 1997 compared to an average balance of $2.86 billion with an average cost of 5.94% for the same period in 1996. The increase in the average balance of borrowings is the result of balance sheet growth being funded principally by borrowings.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Provision for Possible Loan Losses

     The provision for possible loan losses was $1.0 million and $9.7 million for the three-month and six-month periods ended June 30, 1997, which includes $7.9 million of reserves attributable to a change in strategic direction related to the workout of certain non-performing assets acquired from First State. This compares to provision for possible loan losses of $1.4 million and $2.2 million for the same periods in 1996.

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

     During the six-month period ended June 30, 1997, Sovereign charged-off (net of recoveries) $4.2 million of loans compared to $2.7 million for the same period in 1996. This increased level of charge-offs is primarily related to the charge-offs of certain non-performing assets acquired from First State, which coincides with the addition of $7.9 million of reserves taken as part of the one-time, merger-related charge. This additional loan loss provision and related charge-offs reflects Sovereign's decision to take a more conservative approach than First State with regard to the workout of certain assets. In Sovereign's experience, strategy that involves the accelerated resolution of problem assets has been more economical than a long-term workout approach. In connection with this change in philosophy, additional reserves were deemed prudent.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                            Six-Month Period Ended June 30,
                                            -------------------------------
                                               1997                 1996
                                               ----                 ----

Allowance, beginning of period                $46,093              $40,938

Charge-offs:
  Residential                                   2,976                1,713
  Commercial Real Estate                          518                  650
  Commercial                                    1,303                   13
  Consumer                                        998                  595
                                              -------              -------
      Total Charge-offs                         5,795                2,971
                                              -------              -------

Recoveries:
  Residential                                     422                  175
  Commercial Real Estate                        1,012                   64
  Commercial                                      161                  --
  Consumer                                         29                   46
                                              -------              -------
      Total Recoveries                          1,624                  285
                                              -------              -------

Charge-offs, net of recoveries                  4,171                2,686
Provision for possible loan losses              9,700                2,216
Other additions (1)                            (2,674)                 714
                                              -------              -------
Allowance, end of period                      $48,948              $41,182
                                              =======              =======

----------
(1) Represents net charge-offs of First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.


Other Income

     Other income was $9.5 million and $16.9 million for the three-month and six-month periods ended June 30, 1997 compared to $9.3 million and $17.7 million for the same periods in 1996.

     Other loan fees and service charges were $1.6 million and $3.2 million for the three-month and six-month periods ended June 30, 1997 compared to $4.5 million and $7.4 million for the same periods in 1996. The decrease in other loan fees and service charges is primarily the result of fees earned in 1996 by First State's credit card portfolio which was sold prior to Sovereign's acquisition of First State in February 1997. Excluding First State's credit card portfolio in 1996, other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $5.33 billion of its own loans and $1.37 billion of loans for others at June 30, 1997 compared to $4.99 billion of its own loans and $1.28 billion of loans for others at June 30, 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Deposit fees were $3.8 million and $7.2 million for the three-month and six-month periods ended June 30, 1997 compared to $3.1 million and $6.0 million for the same periods in 1996. This increase is primarily the result of growth in the number of Sovereign's transaction accounts over the last year.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $1.1 million for both the three-month and six-month periods ended June 30, 1997 compared to $46,000 and $1.2 million for the same periods in 1996.

     Gains on sales of loans held for resale were $1.7 million and $2.7 million for the three-month and six-month periods ended June 30, 1997 compared to $569,000 and $1.1 million for the same periods in 1996. This increase is primarily due to increased mortgage banking gains resulting from a gain of $1.3 million from the sale of mortgage servicing rights during the second quarter of 1997 and profitability enhancements made to Sovereign's secondary marketing area in 1997.

     Miscellaneous income was $1.3 million and $2.7 million for the three-month and six-month periods ended June 30, 1997 compared to $1.1 million and $2.0 million for the same periods in 1996. This increase is primarily due to increased inter-change income resulting from growth in the number of Sovereign's check cards and credit cards over the last year.


General and Administrative Expenses

     Total general and administrative expenses were $33.5 million and $66.9 million for the three-month and six-month periods ended June 30, 1997 compared to $38.1 million and $71.3 million for the same periods in 1996. This decrease is primarily the result of outside services expenses incurred in 1996 which relate to First State's credit card portfolio.

     The ratio of general and administrative expenses to average assets for the three-month period ended June 30, 1997 was 1.27% compared to 1.65% for the same period in 1996. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month period ended June 30, 1997 was 45.9% compared to 54.4% for the same period in 1996. The decrease in these expense ratios is the result of efficiencies realized from recent acquisitions and an increase in average balances and net interest income without a corresponding increase in operating expenses.

    Other operating expenses were $5.0 million and $15.9 million for the three-month and six-month periods ended June 30, 1997 compared to $3.1 million and $6.7 million for the same periods in 1996. This year-to-date increase is primarily the result of $2.4 million of Trust Preferred Securities expense incurred in 1997 verses none in 1996 and a one-time charge of $8.0 million related to the acquisition of First State. Expenses included as part of the one-time charge were human resources related costs, loss on sale of certain assets and other expenses, including investment banker fees and legal expenses.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Income Tax Provision

     The income tax provision was $13.2 million and $20.2 million for the three-month and six-month periods ended June 30, 1997 compared to $10.4 million and $20.8 million for the same periods in 1996. The effective tax rate for the three-month and six-month periods ended June 30, 1997 was 38.0% and 39.7% compared to 37.8% for each of the same periods in 1996. The increase in the effective tax rate for the six-month period ended June 30, 1997 was primarily attributable to certain non-deductible expenses incurred in conjunction with the merger of First State.


FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at June 30, 1997 was $6.83 billion compared to $6.65 billion at December 31, 1996. This increase is primarily the result of strong consumer loan originations. During the six-month period ended June 30, 1997, Sovereign closed approximately $663.3 million of first mortgage loans including approximately $520.5 million of variable rate mortgage loans. This compares to first mortgage loan closings of $1.40 billion including approximately $1.13 billion of variable rate mortgage loans for the same period in 1996.

     During the six-month period ended June 30, 1997, Sovereign closed $36.5 million of commercial loans compared to $62.8 million of commercial loans closed during the same period in 1996.

     Sovereign closed $304.5 million of consumer loans during the six-month period ended June 30, 1997. This compares to $347.1 million of consumer loans (including the purchase of $200.0 million of government guaranteed student loans) closed during the same period in 1996.

     Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at June 30, 1997, 91% of Sovereign's total loan portfolio was secured by residential real estate and 73% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at June 30, 1997, $557.1 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. In addition, $227.8 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) and $150.0 million of short-term variable rate mortgage loans (loans with less than a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period through the use of interest rate swaps.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     At June 30, 1997, Sovereign's total loan portfolio included $5.35 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending, at June 30, 1997, Sovereign's total loan portfolio also included $324.3 million of commercial loans and $1.09 billion of consumer loans, including $706.0 million of outstanding home equity loans secured primarily by second mortgages on owner-occupied one-to-four family residential properties. Sovereign has recorded as off-balance sheet liabilities $623.4 million of additional unused commitments for home equity lines of credit.

     At June 30, 1997, Sovereign's non-performing assets were $57.2 million compared to $74.1 million at December 31, 1996. Non-performing assets as a percentage of total assets were .53% at June 30, 1997 compared to .74% at December 31, 1996. This decrease is primarily attributable to the sale of $21.0 million of certain problem commercial loans and non-performing assets during the first quarter which were acquired in the First State transaction. At June 30, 1997, 86% of non-performing assets consisted of loans or REO related to real estate compared to 76% at December 31, 1996. The remainder of Sovereign's non-performing assets consist principally of commercial and multi-family REO; most of which have been acquired through acquisitions. Non-performing assets at June 30, 1997, included $8.9 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except loans guaranteed by the government or secured by deposit accounts) on non-performing status.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                June 30,       December 31,
                                                  1997             1996
                                                  ----             ----
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                        $40,079           $49,018
      Other                                        7,195            12,076

    Past due less than 90 days
    as to interest and principal:
      Real estate related                            635               639
      Other                                         --                 160
                                                 -------           -------

Total Non-Accrual Loans                           47,909            61,893

Restructured Loans                                   390             1,561
                                                 -------           -------

Total Non-Performing Loans                        48,299            63,454
                                                 -------           -------

Real Estate Owned:
      Real estate related                          8,565             6,974
      Other                                          371             3,660
                                                 -------           -------
Total Real Estate Owned                            8,936            10,634
                                                 -------           -------

TOTAL NON-PERFORMING ASSETS                      $57,235           $74,088
                                                 =======           =======

Past due 90 days or more as to
interest or principal and
accruing interest (1)                            $ 4,844           $12,869

Non-Performing Assets as a
percentage of Total Assets                           .53%              .74%

Non-Performing Loans as a
percentage of Total Loans                            .71%              .95%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                .91%             1.30%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                        83.56%            57.41%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                         99.01%            67.03%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

----------
(1) At June 30, 1997 and December 31, 1996, non-performing assets past due 90 days or more as to interest or principal and accruing interest included $4.8 million and $10.5 million, respectively, of government-guaranteed student loans which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At June 30, 1997, the allowance for possible loan losses was $48.9 million or .72% of total loans compared to $46.1 million or .69% of total loans at December 31, 1996.

     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                   June 30,                December 31,
                                     1997                     1996
Balance at End of                    ----                     ----
Period Attributable to        Amount      Percent       Amount        Percent
----------------------        ------      -------       ------        -------

Residential real estate      $13,630       27.85%       $17,390        37.73%
Commercial real estate         7,184       14.68          5,581        12.11
Commercial                     4,484        9.16          3,100         6.72
Consumer                       7,941       16.22          8,037        17.44
Unallocated                   15,709       32.09         11,985        26.00
                             -------      ------        -------       ------

Total                        $48,948      100.00%       $46,093       100.00%
                             =======      ======        =======       ======


     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $16.6 million at June 30, 1997. These loans consist of $2.1 million of multi-family loans and $14.5 million of commercial real estate loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At June 30, 1997, two securities, or approximately 3% of Sovereign's total investment portfolio were classified as high risk as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at June 30, 1997 was 2.4 years.

     At June 30, 1997, total investment and mortgage-backed securities available-for-sale were $718.1 million compared to $495.0 million at December 31, 1996 and investment and mortgage-backed securities held-to-maturity were $2.94 billion compared to $2.49 billion at December 31, 1996. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


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


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at June 30, 1997 were $108.0 million compared to $113.6 million at December 31, 1996.

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

     Total deposits at June 30, 1997 were $5.86 billion compared to $5.61 billion at December 31, 1996. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at June 30, 1997 were $4.35 billion of which $3.75 billion were short-term compared to $3.86 billion of which $2.77 billion were short-term at December 31, 1996. This increase in short-term borrowings is the result of balance sheet growth being funded principally by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $1.06 billion of FHLB advances have been effectively converted from variable rate obligations to fixed rate obligations and a $75.0 million FHLB advance has been effectively converted from a fixed rate obligation to a variable rate obligation.

     At June 30, 1997, other borrowings included $50.0 million of subordinated debentures which have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

     In addition, $1.0 billion, $100.0 million, and $100.0 million of borrowings have been protected from upward repricing through the use of interest rate caps, floors, and corridors, respectively. Effective July 15, 1997 and March 18, 1998, $150.0 million and $250.0 million, respectively, of short-term borrowings will be converted to longer-term, fixed rate borrowings through the use of forward swaps.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Stockholders' Equity

     Total stockholders' equity at June 30, 1997 was $534.0 million compared to $508.8 million at December 31, 1996. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP and an adjustment to stockholders' equity to reflect First State's activity for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions.
The liquidity ratio of Sovereign Bank for June 30, 1997 was 5.44%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $70 million per month. At June 30, 1997, Sovereign had $3.05 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the six-month period ended June 30, 1997, cash and cash equivalents increased $34.6 million. Net cash provided by operating activities was $150.9 million for the six-month period ended June 30, 1997. Net cash used by investing activities for the six-month period ended June 30, 1997 was $859.2 million consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity and loans, partially offset by proceeds from sales of investment and mortgage-backed securities held-to-maturity acquired in the First State transaction. Net cash provided by financing activities for the six-month period ended June 30, 1997 was $742.9 million which includes an increase in deposits of $251.0 million and an increase in short-term borrowings of $462.8 million.

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

     At June 30, 1997, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at June 30, 1997:

                                                                                   Well
                                       Sovereign     Sovereign      Minimum     Capitalized
                                       Bancorp (1)     Bank       Requirement   Requirement
                                       --------      ---------    -----------   -----------
  Stockholders' equity to
    total assets                         4.90%          6.18%         None         None
  Tangible capital to tangible
    assets                               3.88           5.19          1.50%        None
  Leverage (core) capital to
    tangible assets                      4.82           5.19          3.00         5.00%
  Leverage (core) capital to
    risk adjusted assets                10.15          11.18          4.00         6.00
  Risk-based capital to risk
    adjusted assets                     14.43          12.11          8.00        10.00

----------
(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 9.25% at June 30, 1997. A negative gap position implies that the Bank is liability sensitive which could cause net interest income to decrease if interest rates rise.

     Sovereign also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions. Sovereign also monitors the impact to net interest income of a +200 basis point instantaneous rate shock. At June 30, 1997, Sovereign estimates that if interest rates would instantaneously rise by 200 basis points, net interest income would decrease by 7.28%.

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


Item 6 - Reports on Form 8-K.



            Report on Form 8-K, dated June 17, 1997 (date of earliest event - June 17, 1997), contained Sovereign's 1996 Form 10-K restated to include the merger of First State Financial Services, Inc. with and into Sovereign Bancorp, Inc. First State's 1996 Form 10-K was also presented.

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



                                             SOVEREIGN BANCORP, INC.
                                                 (Registrant)






Date     August 11, 1997                 /s/ Karl D. Gerhart
     -------------------------          --------------------------------------
                                                  Karl D. Gerhart
                                              Chief Financial Officer





Date     August 11, 1997               /s/ Mark R. McCollom
     -------------------------        ----------------------------------------
                                                  Mark R. McCollom
                                              Chief Accounting Officer