Form 10-Q
period 1997-09-30
SOVEREIGN BANCORP INC
filed 1997-11-14
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997
                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________  to  _____________

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                        23-2453088
 ------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at November 12, 1997
-------------------------------               --------------------------------
Common Stock (no par value)                            89,316,645 shares

Preferred Stock (no par value)                          1,998,350 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at September 30, 1997
             and December 31, 1996                                       3


             Consolidated Statements of Operations for the three-
             month and nine-month periods ended September 30,
             1997 and 1996                                             4 - 5


             Consolidated Statement of Stockholders' Equity for
             the nine-month period ended September 30, 1997              6


             Consolidated Statements of Cash Flows for the nine-
             month periods ended September 30, 1997 and 1996             7


             Notes to Consolidated Financial Statements                8 - 20


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           1 - 35


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                      36


PART III.  FINANCIAL DATA SCHEDULE                                    37 - 38


SIGNATURES                                                              39

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,        December 31,
                                                                    1997                 1996
                                                                ------------         ------------
                                                                  (Unaudited)           (Note)
                                                                      (in thousands, except
                                                                          per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                     $    178,269         $    127,253
  Interest-earning deposits                                            5,990                6,273
  Loans held for resale (approximate fair
    value of $20,623 and $33,162 at
    September 30, 1997 and December 31, 1996,
    respectively)                                                     20,539               32,955
  Investment and mortgage-backed securities
    available-for-sale                                               869,894              529,178
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,961,320 and $3,176,660 at September 30,
    1997 and December 31, 1996, respectively)                      2,937,692            3,195,094
  Loans                                                           10,299,998            8,321,771
  Allowance for possible loan losses                                 (94,517)             (52,689)
  Premises and equipment                                              67,597               74,609
  Real estate owned                                                   12,292               15,296
  Accrued interest receivable                                         86,046               72,029
  Goodwill and other intangible assets                               118,117              116,935
  Other assets                                                        99,334               62,439
                                                                ------------         ------------

      TOTAL ASSETS                                              $ 14,601,251         $ 12,501,143
                                                                ============         ============

LIABILITIES
  Deposits                                                      $  7,750,849         $  7,235,395
  Borrowings:
    Short-term                                                     5,070,420            3,379,208
    Long-term                                                        854,589            1,097,076
  Advance payments by borrowers
    for taxes and insurance                                           35,877               38,152
  Other liabilities                                                   49,699               49,596
                                                                ------------         ------------

      TOTAL LIABILITIES                                           13,761,434           11,799,427
                                                                ------------         ------------

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary
  trust holding solely subordinated debentures
  of Sovereign Bancorp, Inc
  ("Trust Preferred Securities")                                      97,452                 --
                                                                ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares authorized; 1,998,350
    shares issued at September 30, 1997
    and December 31, 1996, respectively                               96,367               96,446
  Common stock; no par value;
    200,000,000 shares authorized;
    93,354,845 shares issued at September 30,
    1997 and 92,425,076 shares issued at
    December 31, 1996                                                380,032              400,638
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,067,047 shares at September 30, 1997
    and 4,230,713 shares at December 31, 1996                        (33,015)             (33,316)
  Treasury stock at cost; 12,319 shares at September 30,
    1997 and 266,248 shares at December 31, 1996                        (177)             (27,360)
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                                     7,440                1,794
  Retained earnings                                                  291,718              263,514
                                                                ------------         ------------

 TOTAL STOCKHOLDERS' EQUITY                                          742,365              701,716
                                                                ------------         ------------

      TOTAL LIABILITIES, MINORITY INTERESTS AND
        STOCKHOLDERS' EQUITY                                    $ 14,601,251         $ 12,501,143
                                                                ============         ============


See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 1996 is taken from the audited supplemental financial statements at that date restated to reflect Sovereign's merger with First State Financial Services, Inc., plus additions necessary to reflect Sovereign's August 29, 1997 acquisition of Bankers Corp., Inc., which was accounted for as a pooling-of-interests, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three-Month Period                Nine-Month Period
                                                         Ended September 30,               Ended September 30,

                                                          1997         1996                 1997         1996
                                                          ----         ----                 ----         ----
                                                                         (in thousands, except
                                                                             per share data)
Interest income:
  Interest on interest-earning deposits                  $    877     $    797            $  2,242     $  2,581
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                     12,703        8,811              32,185       26,271
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                       65,861       54,568             189,761      158,090
  Interest and fees on loans                              164,930      149,803             470,397      411,906
                                                         --------     --------            --------     --------

      Total interest income                               244,371      213,979             694,585      598,848
                                                         --------     --------            --------     --------

Interest expense:
  Interest on deposits                                     83,179       74,391             235,404      222,560
  Interest on borrowings                                   76,099       61,776             213,724      150,456
                                                         --------     --------            --------     --------

      Total interest expense                              159,278      136,167             449,128      373,016
                                                         --------     --------            --------     --------

Net interest income                                        85,093       77,812             245,457      225,832
Provision for possible loan losses (1)                     19,199        5,800              31,199       10,166
                                                         --------     --------            --------     --------

Net interest income after provision for
  possible loan losses                                     65,894       72,012             214,258      215,666
                                                         --------     --------            --------     --------

Other income:
  Other loan fees and service charges                       2,481        5,445               5,817       13,003
  Deposit fees                                              4,276        3,714              12,118       10,431
  Gain on sale of loans
    and investment and mortgage-
    backed securities available-for-sale                       22        1,369               1,251        2,560
  Gain on sale of loans held for resale                       989          252               3,734        1,368
  Miscellaneous income                                      1,435        1,594               4,410        3,728
                                                         --------     --------            --------     --------

      Total other income                                    9,203       12,374              27,330       31,090
                                                         --------     --------            --------     --------

General and administrative expenses:
  Salaries and employee benefits                           15,981       18,519              51,828       51,133
  Occupancy and equipment expenses                         10,090        6,668              22,550       20,390
  Outside services                                          5,487        9,744              14,975       23,410
  Deposit insurance premiums                                  869        3,002               2,806        9,227
  Advertising                                               1,546          994               4,766        4,101
  Other administrative expenses                             6,417        5,725              19,854       16,949
                                                         --------     --------            --------     --------

      Total general and administrative expenses            40,390       44,652             116,779      125,210
                                                         --------     --------            --------     --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                                                          Three-Month Period           Nine-Month Period
                                                          Ended September 30,          Ended September 30,
                                                          1997          1996           1997           1996
                                                          ----          ----           ----           ----
                                                                         (in thousands, except
                                                                             per share data)
Other operating expenses:
  One-time, merger-related charge                        21,303           --           29,258           --
  Non-recurring SAIF assessment                            --           30,657           --           30,657
  Amortization of goodwill and other intangibles          2,876          3,185          8,615          9,571
  Trust Preferred Securities expense                      2,271           --            4,718           --
  Real estate owned losses, net                             170          1,749            694          2,800
                                                        -------        -------        -------        -------

      Total other operating expenses                     26,620         35,591         43,285         43,028
                                                        -------        -------        -------        -------

Income before income taxes                                8,087          4,143         81,524         78,518
Income tax provision                                      5,547          1,902         33,949         29,643
                                                        -------        -------        -------        -------

Net Income (2)                                          $ 2,540        $ 2,241        $47,575        $48,875
                                                        =======        =======        =======        =======

Net Income Applicable to Common Stock                   $   979        $   649        $42,890        $44,188
                                                        =======        =======        =======        =======

Earnings per share (2) (3)                                 $.02           $.02           $.46           $.48
                                                        =======        =======        =======        =======

Dividends per share (3)                                   $.036          $.038          $.112          $.107
                                                        =======        =======        =======        =======



(1) Results for the three-month and nine-month periods ended September 30, 1997 include $17.0 million and $24.9 million, respectively, of one-time, pre-tax, merger charges related to the acquisitions of First State Financial Services, Inc. ("First State") in the first quarter of 1997 and Bankers Corp, Inc. ("Bankers") in the third quarter of 1997.

(2) Excluding the one-time, after-tax, merger related charges of $25.9 million and $36.6 million for the three-month and nine-month periods ended September 30, 1997, respectively, net income and earnings per share for the same periods were $28.6 million and $.28 per share and $84.3 and $.82 per share, respectively. Excluding the non-recurring, after-tax, SAIF assessment of $19.0 million paid in September 1996, net income and earnings per share for the three-month and nine- month periods ended September 30, 1996 were $21.3 million and $.21 per share and $68.0 million and $.67 per share respectively.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                             Common         Preferred
                                             Shares           Shares         Common        Preferred        Retained
                                           Outstanding     Outstanding       Stock           Stock          Earnings
                                           -----------     -----------       ------        ---------       ----------

Balance, December 31, 1996                    87,928           2,000       $ 400,638       $  96,446       $ 263,514
  Net income                                    --              --              --              --            47,575
  Exercise of stock options                      866            --             2,814            --              (461)
  Cash in lieu of fractional shares               (2)           --               (21)           --              --
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                          139            --             1,809            --              --
  Dividends paid on common stock,
    $.112 per share                             --              --              --              --            (8,008)
  Dividends paid on preferred stock,
    $2.34 per share                             --              --              --              --            (4,685)
  Treasury stock repurchase                      (27)           --              --              --              --
  Treasury stock sale                             23            --              --              --              --
  Retirement of treasury shares                 --              --           (26,508)           --              --
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax              --              --              --              --              --
  Conversion of Preferred stock                   10              (2)             79             (79)           --
  Allocation of shares under Employee
    Stock Ownership Plan                         164            --              --              --              --
  Adjustment for First State's
    different fiscal year end                    174            --             1,010            --            (6,217)
  Other                                         --              --               211            --              --
                                           ---------       ---------       ---------       ---------       ---------

Balance, September 30, 1997                   89,275           1,998       $ 380,032       $  96,367       $ 291,718
                                           =========       =========       =========       =========       =========


                                                                                              Total
                                                            Unallocated       Unrecognized    Stock-
                                               Treasury     Common Stock        Gain on       Holders'
                                                Stock       Held by ESOP          AFS         Equity
                                              ----------     ------------     ------------  -----------
Balance, December 31, 1996                    $ (27,360)      $ (33,316)      $   1,794      $ 701,716
  Net income                                       --              --              --           47,575
  Exercise of stock options                       1,055            --              --            3,408
  Cash in lieu of fractional shares                --              --              --              (21)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                            --              --              --            1,809
  Dividends paid on common stock,
    $.112 per share                                --              --              --           (8,008)
  Dividends paid on preferred stock,
    $2.34 per share                                --              --              --           (4,685)
  Treasury stock repurchase                        (656)           --              --             (656)
  Treasury stock sale                               276            --              --              276
  Retirement of treasury shares                  26,508            --              --             --
  Unrecognized gain on investment
    and mortgage-backed securities
    available-for-sale, net of tax                 --              --             5,418          5,418
  Conversion of Preferred stock                    --              --              --             --
  Allocation of shares under Employee
    Stock Ownership Plan                           --               301            --              301
  Adjustment for First State's
    different fiscal year end                      --              --               228         (4,979)
  Other                                            --              --              --              211
                                              ---------       ---------       ---------      ---------

Balance, September 30, 1997                   $    (177)      $ (33,015)      $   7,440      $ 742,365
                                              =========       =========       =========      =========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine-Month Period
                                                                                        Ended September 30,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                    ----                  ----
                                                                                          (in thousands)
Cash Flows from Operating Activities:
  Net income                                                                    $   47,575             $   48,875
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes                           47,564                 17,643
    Depreciation                                                                     5,730                  6,086
    Amortization                                                                    15,390                  3,686
    Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned                              (1,167)                (1,023)
    Net change in:
      Loans held for resale                                                         12,416                112,553
      Accrued interest receivable                                                  (14,017)               (11,408)
      Prepaid expenses and other assets                                            (79,020)                (2,506)
      Other liabilities                                                             99,658                 11,947
                                                                                ----------             ----------

Net cash provided by operating activities                                       $  134,129             $  185,853
                                                                                ----------             ----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment
    and mortgage-backed securities:
      Available-for-sale                                                           231,570                550,452
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                                            77,625                 90,800
      Held-to-maturity                                                           1,205,338                501,229
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                                          (483,386)              (313,140)
      Held-to-maturity                                                          (1,104,872)              (984,243)
  Proceeds from sales of loans                                                      20,084                  7,681
  Purchase of loans                                                             (2,632,063)            (1,090,389)
  Net change in loans other than purchases and sales                               641,699               (558,961)
  Proceeds from sales of premises and equipment                                      9,039                  2,527
  Purchases of premises and equipment                                               (7,926)                (4,653)
  Proceeds from sale of real estate owned                                           13,915                 13,466
  Net cash received in business combinations                                            --                  4,983
  Other, net                                                                        (4,996)                     -
                                                                                -----------            ----------

Net cash used by investing activities                                           (2,033,973)            (1,780,248)
                                                                                -----------            -----------

Cash Flows from Financing Activities:
  Net increase/(decrease) in deposits                                              516,309               (102,716)
  Net increase in short-term borrowings                                          1,040,244                932,847
  Proceeds from long-term borrowings                                               406,156                785,001
  Repayments of long-term borrowings                                                    --                     (1)
  Net increase in advance payments by
    borrowers for taxes and insurance                                               (2,275)                    56
  Cash dividends paid to stockholders                                              (14,674)               (14,158)
  Net proceeds from issuance of common stock                                         4,906                  3,669
  Advance to the Employee Stock Ownership Plan                                          --                (10,000)
  Purchase of treasury stock, net                                                      (89)               (10,684)
                                                                                -----------            -----------

Net cash provided by financing activities                                        1,950,577              1,584,014
                                                                                ----------             ----------

Net change in cash and cash equivalents                                             50,733                (10,381)
Cash and cash equivalents at beginning of period                                   133,526                182,900
                                                                                ----------             ----------

Cash and cash equivalents at end of period                                      $  184,259             $  172,519
                                                                                ==========             ==========


Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                               $  178,269             $  153,029
Interest-earning deposits                                                            5,990                 19,490
                                                                                ----------             ----------

Cash and cash equivalents at end of period                                      $  184,259             $  172,519
                                                                                ==========             ==========


Supplemental Disclosures:

Income tax payments totaled $31.1 million for the nine-month period ended September 30, 1997 and $38.8 million for the same period in 1996. Interest payments totaled $422.8 million for the nine-month period ended September 30, 1997 and $357.4 million for the same period in 1996. Noncash activity consisted of mortgage loan securitization of $192.1 million for the nine-month period ended September 30, 1997 and $313.1 million for the same period in 1996; reclassification of long-term borrowings to short-term borrowings of $649.0 million for the nine-month period ended September 30, 1997 and $629.7 million for the same period in 1996; and reclassification of mortgage loans to real estate owned of $16.9 million for the nine-month period ended September 30, 1997 and $12.7 million for the same period in 1996.

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

     The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1996, and the audited supplemental consolidated financial statements, restated for the merger of First State Financial Services, Inc. filed on Form 8-K dated June 17, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  EARNINGS PER SHARE

     Primary and fully diluted earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include dilutive stock options for both primary and fully diluted earnings per share. Fully diluted shares also assume the conversion of convertible preferred shares. Primary shares outstanding for the nine-month periods ended September 30, 1997 and 1996 were
90.5 million and 89.1 million, respectively and fully diluted shares outstanding for the same periods were 102.6 million and 101.1 million, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits. The following table presents the computation of primary and fully diluted earnings per share at the dates indicated: (dollars in thousands, except per share data)

                                                         Nine-Month Period Ended September 30,
                                                     ---------------------------------------------
                                                         Primary                  Fully Diluted
                                                         -------                  -------------
                                                     1997       1996            1997          1996
                                                     ----       ----            ----          ----
Net income (1)                                     $47,575     $48,875          $47,575       $48,875

Preferred dividends                                $ 4,685     $ 4,687          $ 4,685       $ 4,687

Net income applicable to
  common stock                                     $42,890     $44,188          $42,890       $44,188

Average common shares
 outstanding at end of
 period                                             88,661      87,168          100,632        99,142

Average stock options
  considered to be common
  stock equivalents, net of
  shares assumed to be
  repurchased under the
  treasury stock method                              1,805       1,939            1,967         2,007
                                                   -------     -------          -------       -------

Average common and common
  equivalent shares
  outstanding at end of
  period                                            90,466      89,107          102,599       101,149
                                                   =======     =======          =======       =======

Earnings per share                                 $   .47     $   .50          $   .46       $   .48
                                                   =======     =======          =======       =======

(1) Results for the nine-month period ended September 30, 1997 include one-time, after-tax, merger related charges of $36.6 million. Excluding the one-time charges, primary and fully diluted earnings per share for the nine-month period ended September 30, 1997 were $.88 and $.82, respectively. Results for the nine-month period ended September 30, 1996 include a non-recurring, after- tax, SAIF assessment of $19.0 million. Excluding the non-recurring SAIF assessment, primary and fully diluted earnings per share for the nine-month period ended September 30, 1996 were $.71 and $.67 respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Sovereign will be required to change the method currently used to compute earnings per share and to restate all prior periods. Contrary to the current computation of primary earnings per share, the dilutive effect of stock options will be excluded from the calculation of basic earnings per share under the requirements of SFAS No. 128. On a pro forma basis, the impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for these quarters is not material. For additional information with respect to SFAS No. 128, see
Note 10 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                     September 30, 1997
                                                     ------------------
                                    Amortized      Unrealized      Unrealized        Fair
                                      Cost        Appreciation    Depreciation       Value
                                      ----        ------------    ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   --          $   --          $   --          $   --
  Equity securities                  433,905          11,387            --           445,292
  Other securities                      --              --              --              --

Mortgage-backed Securities:
  FHLMC                               82,262             131            --            82,393
  FNMA                                33,532            --               179          33,353
  GNMA                                61,880             182            --            62,062
  Collateralized mortgage
    obligations                      246,119             901             226         246,794
  Other securities                      --              --              --              --
                                    --------        --------        --------        --------

Total investment and
  mortgage-backed securities
  available-for-sale                $857,698        $ 12,601        $    405        $869,894
                                    ========        ========        ========        ========

                                                      December 31, 1997
                                                      -----------------
                                    Amortized      Unrealized      Unrealized        Fair
                                      Cost        Appreciation    Depreciation       Value
                                      ----        ------------    ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $ 40,810        $     43        $    908        $ 39,945
  Equity securities                  286,773           3,525            --           290,298
  Other securities                     7,720            --               248           7,472

Mortgage-backed Securities:
  FHLMC                               25,288            --               287          25,001
  FNMA                                  --              --              --              --
  GNMA                                  --              --              --              --
  Collateralized mortgage
    obligations                      164,459             895             129         165,225
  Other securities                     1,259            --                22           1,237
                                    --------        --------        --------        --------

Total investment and
  mortgage-backed securities
  available-for-sale                $526,309        $  4,463        $  1,594        $529,178
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

                                                        September 30, 1997
                                                        ------------------
                                    Amortized         Unrealized        Unrealized          Fair
                                      Cost           Appreciation      Depreciation         Value
                                      ----           ------------      ------------         -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   12,131        $       52        $       35        $   12,148
  Corporate securities                   4,100                30              --               4,130
  Other securities                      58,328             2,119               112            60,335

Mortgage-backed Securities:
  FHLMC                                236,729             5,640               117           242,252
  FNMA                                 151,447             2,618                86           153,979
  GNMA                                 404,763             8,134              --             412,897
  Private issues                       110,429               961               127           111,263
  Collateralized mortgage
    obligations                      1,959,765             7,834             3,283         1,964,316
  Other securities                        --                --                --                --
                                    ----------        ----------        ----------        ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                  $2,937,692        $   27,388        $    3,760        $2,961,320
                                    ==========        ==========        ==========        ==========

                                                        December 31, 1997
                                                        -----------------
                                    Amortized         Unrealized        Unrealized          Fair
                                      Cost           Appreciation      Depreciation         Value
                                      ----           ------------      ------------         -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   13,926        $       60        $      171        $   13,815
  Corporate securities                  25,492               136                71            25,557
  Other securities                      66,061               128               242            65,947

Mortgage-backed Securities:
  FHLMC                                267,014             3,295             3,425           266,884
  FNMA                                 252,515             2,024             5,102           249,437
  GNMA                                 350,826             5,098               463           355,461
  Private issues                       273,555                87             9,546           264,096
  Collateralized mortgage
    obligations                      1,943,619             5,708            15,914         1,933,413
  Other securities                       2,086              --                  36             2,050
                                    ----------        ----------        ----------        ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                  $3,195,094        $   16,536        $   34,970        $3,176,660
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


                                                     September 30, 1997               December 31, 1996
                                                     ------------------               -----------------
                                                    Amount           Percent          Amount           Percent
                                                 -----------         -------        ----------         -------
Residential real estate loans                    $ 6,681,859            64.9%       $6,848,639           82.3%

Residential construction loans
  (net of loans in process of
   $38,248 and $45,088, respectively)                 60,352              .6            83,736            1.0
                                                 -----------           -----        ----------         ------

     Total Residential Loans                       6,742,211            65.5         6,932,375           83.3
                                                 -----------          ------        ----------         ------

Multi-family loans                                    75,941              .7            87,417            1.1
Commercial real estate loans                         276,321             2.7           175,896            2.1
Commercial loans                                     151,521             1.5           126,086            1.5
Automotive Floor Plan loans                          230,349             2.2                -              -
                                                 -----------           -----        ----------         -----

     Total Commercial Loans                          734,132             7.1           389,399            4.7
                                                 -----------          ------        ----------         ------

Home equity loans                                    778,059             7.5           634,194            7.6
Credit cards                                          60,338              .6            82,798            1.0
Student loans                                        182,158             1.8           204,797            2.4
Auto loans                                         1,513,144            14.7            64,033             .8
Vehicle funding loans                                277,351             2.7                -              -
Other                                                 12,605              .1            14,175             .2
                                                 -----------          ------        ----------         ------

     Total Consumer Loans                          2,823,655            27.4%          999,997           12.0%
                                                 -----------          ------        ----------         ------

       Total Loans                               $10,299,998          100.00%       $8,321,771          100.0%
                                                 ===========          ======        ==========         ======


Total Loans with: (1)
  Fixed rates                                    $ 3,268,664            31.7%       $1,547,309           18.6%
  Variable rates                                   7,031,334            68.3         6,774,462           81.4
                                                 -----------          ------        ----------         ------
       Total Loans                               $10,299,998           100.0%       $8,321,771          100.0%
                                                 ===========          ======        ==========         ======


(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                          September 30, 1997                             December 31, 1996
                                          ------------------                             -----------------
                                                              Weighted                                      Weighted
                                                              Average                                        Average
  Account Type                     Amount       Percent         Rate              Amount        Percent       Rate
  ------------                     ------       -------       -------             ------        -------       -----
Demand deposit accounts         $  333,604          4.3%         -- %           $  322,158          4.5%        -- %
NOW accounts                       552,345          7.1         1.36               552,221          7.6        1.51
Savings accounts                 1,273,090         16.4         2.42             1,258,233         17.4        2.41
Money market accounts            1,106,621         14.3         4.23             1,081,568         14.9        4.06
Retail certificates              3,985,959         51.4         5.52             3,795,733         52.5        5.33
Jumbo certificates                 499,230          6.5         5.73               225,482          3.1        5.54
                                ----------       ------         ----            ----------       ------        ----

Total Deposits                  $7,750,849        100.0%        4.31%           $7,235,395        100.0%       4.11%
                                ==========       ======         ====            ==========       ======        ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                September 30, 1997           December 31, 1996
                                ------------------           -----------------
                                              Weighted                    Weighted
                                              Average                     Average
                              Balance         Rate         Balance        Rate
                              -------         --------     -------        --------
Securities sold under
  repurchase agreements      $  875,249        5.75%     $  603,090        5.65%
FHLB advances                 4,834,265        5.92       3,694,446        5.85
Other borrowings                215,495        5.82         178,748        7.45
                             ----------        ----      ----------        ----

  Total Borrowings           $5,925,009        5.89%     $4,476,284        5.89%
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

                                                                  September 30, 1997
                                                                  ------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                               ------            -----           ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  623,038        $   --             $(4,377)             3.0
  Pay fixed-receive variable (2)                218,089            --                 499              1.6
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                625,000            --                 543              4.1
  Pay fixed-receive variable (4)              2,900,000            --              (3,831)             2.5
Interest rate caps/floors/
  corridors (5)                               1,200,000          10,656             2,567              4.2
                                             ----------         -------           -------
                                             $5,566,127         $10,656           $(4,599)
                                             ==========         =======           =======

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
                                             ==========         =======           ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.61% and 5.50% and the weighted average receive rate was 5.99% and 5.93% at September 30, 1997 and December 31, 1996, respectively.

(2) The weighted average pay rate was 6.87% and 6.76% and the weighted average receive rate was 7.08% and 6.18% at September 30, 1997 and December 31, 1996, respectively.

(3) The weighted average pay rate was 5.86% and 6.91% and the weighted average receive rate was 7.36% and 6.75% at September 30, 1997 and December 31, 1996, respectively.

(4) The weighted average pay rate was 5.73% and 5.28% and the weighted average receive rate was 5.72% and 5.53% at September 30, 1997 and December 31, 1996, respectively. Of the September 30, 1997 notional amount, $450.0 million and $650.0 million will become effective during the fourth quarter of 1997 and first quarter of 1998, respectively.

(5) The weighted average strike price range was 5.25% - 9.00% at September 30, 1997.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                             Balance
                             December 31,                     Maturities/                         Sept. 30,
                                1996          Additions       Amortization    Terminations          1997
                             -----------      -----------     ------------    ------------        --------
Amortizing interest          $1,112,013       $      --        $ 120,886       $  150,000         $  841,127
  rate swaps
Non-amortizing interest
  rate swaps                  1,405,000        3,900,000         180,000        1,600,000          3,525,000
Interest rate
  caps/floors/corridors         500,000          700,000             --               --           1,200,000
                             ----------       ----------       ---------       ----------          ---------

                             $3,017,013       $4,600,000       $ 300,886       $1,750,000         $5,566,127
                             ==========       ==========       =========       ==========         ==========


     At September 30, 1997, Sovereign's balance sheet included a net deferred loss of $2.2 million related to interest rate exchange agreements terminated in June 1996 and September 1997 which were originally accounted for as hedges. Of this net deferred loss, $1.3 million will amortize into interest expense during the remainder of 1997 and $956,000 will amortize into interest expense in 1998.

     Net interest income resulting from interest rate exchange agreements includes $3.5 million of income and $3.8 million of expense for the nine-month period ended September 30, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9)  ACQUISITIONS

     On September 19, 1997, Sovereign acquired Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet Auto is the result of Fleet's acquisition over the last two years of Shawmut and NatWest. Fleet Auto consists of approximately $2.0 billion of indirect auto loans, dealer floor plan loans and vehicle funding (loans to automotive lessors) loans. Fleet Auto has business relationships with over 2,000 automotive dealerships and serves approximately 225,000 customers throughout New Jersey, New York and several New England states. Sovereign purchased Fleet Auto at a discount, which in part, reflected the need to establish initial reserves for possible loan losses of approximately $22.0 million or 1.50% of the indirect auto loans acquired. As part of the transaction, Sovereign has offered employment to substantially all of the employees of Fleet Auto.

     On August 29, 1997, Sovereign acquired Bankers Corp., Inc. ("Bankers"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth, and Ocean counties, New Jersey. The transaction added loans, deposits, and shareholders' equity to Sovereign of $1.5 billion, $1.7 billion, and $203.5 million, respectively. In accordance with the merger agreement, Bankers shareholders received 1.854 shares of Sovereign common stock in exchange for each share of Bankers common stock. Sovereign issued approximately 23.0 million new shares of Sovereign common stock in connection with the transaction, which was tax-free to Bankers and Bankers shareholders. This transaction was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Bankers for all periods presented.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                               Years Ended December 31,
                                             1996                   1995
                                          --------------------------------
     Net interest income
       Sovereign                          $241,895                $196,810
       Bankers                              62,226                  55,447
                                          --------                --------

       Combined                           $304,121                $252,257
                                          ========                ========


     Net income
       Sovereign                          $ 45,814                $ 60,406
       Bankers                              24,325                  20,004
                                        ----------                 -------

       Combined                           $ 70,139                $ 80,410
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

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:


                                            Years Ended December 31,
                                             1996               1995
                                           ---------------------------
     Net interest income
       Sovereign                           $216,710           $174,226
       First State                           25,185             22,584
                                           --------           --------

       Combined                            $241,895           $196,810
                                           ========           ========


     Net income (loss):
       Sovereign                           $ 51,463           $ 56,408
       First State                           (5,649)             3,998
                                           ---------          --------

       Combined                            $ 45,814           $ 60,406
                                           ========           ========


     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the three-month and nine-month periods ended September 30, 1997 include First State's results of operations for the same periods. Sovereign's consolidated results of operations for the three-month and nine-month periods ended September 30, 1996 include First State's results of operations for the three-month and nine-month periods ended June 30, 1996, respectively. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net loss of $6.4 million, dividends paid of $223,000 and net change in unrecognized loss on available-for-sale securities of $228,000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     On September 18, 1997, Sovereign executed a Definitive Agreement to acquire ML Bancorp, Inc. ("ML Bancorp"), a $2.2 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operates 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. The terms of the Agreement call for Sovereign to exchange 1.67 shares of Sovereign common stock for each outstanding share of ML Bancorp common stock or a total consideration of approximately $345 million in Sovereign common stock. If Sovereign's average stock price remains between $13.80 and $18.67 per share (collectively, the "Collars") during a 20-day pricing period as set forth in the Agreement, the exchange ratio will remain fixed at 1.67 shares. However, if during the pricing period, Sovereign's average stock price is outside the lower or upper Collars, the price is fixed for ML Bancorp's shareholders at $23.05 and $31.18 per share, respectively, subject to adjustment under certain conditions. The transaction will be tax-free to ML Bancorp and ML Bancorp shareholders, and will be accounted for a pooling-of-interests. Sovereign anticipates that the transaction will close during the first quarter of 1998.


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

     Under SFAS No. 128, fully diluted earnings per share will be renamed diluted earnings per share. Income available to common stockholders will be adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants will continue to be calculated using the treasury stock method. However, unlike the existing calculation of fully diluted earnings per share, the treasury stock method will be applied using the average market price for the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock will continue to be calculated using the if-converted method. On a pro forma basis, the impact of SFAS No. 128 on the calculation of primary and fully diluted earnings per share for current and prior periods is not material.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended September 30, 1997, excluding a one-time, after-tax charge of $25.9 million related to the acquisitions of Bankers Corp., Inc. (Bankers") and the Automobile Finance Division from Fleet Financial Group, Inc. ("Fleet Auto") was $28.6 million, an increase of 34% when compared to net income of $21.3 million for the same period in 1996, excluding a non-recurring, after-tax charge of $19.0 million paid during the third quarter of 1996 for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Earnings per share for the three-month period ended September 30, 1997, excluding the one-time, merger-related charge was $.28 per share, an increase of 33% when compared to $.21 per share for the same period in 1996, excluding the non-recurring SAIF assessment.

     Net income for the nine-month period ended September 30, 1997, excluding one-time, after-tax charges totaling $36.6 million related to the acquisitions of First State Financial Services, Inc. ("First State") during the first quarter of 1997 and Bankers and Fleet Auto during the third quarter of 1997 was $84.3 million, an increase of 24% when compared to net income of $68.0 million for the same period in 1996, excluding the non-recurring SAIF assessment. Earnings per share for the nine-month period ended September 30, 1997, excluding the one-time, merger-related charges was $.82 per share, an increase of 22% when compared to $.67 per share for the same period in 1996, excluding the non-recurring SAIF assessment.

     Actual net income and earnings per share for the three-month and nine-month periods ended September 30, 1997, including the impact of the one-time, merger-related charges were $2.5 million and $.02 per share and $47.6 million and $.46 per share, respectively. Actual net income and earnings per share for the three-month and nine-month periods ended September 30, 1996, including the impact of the non-recurring charge for the SAIF assessment were $2.2 million and $.02 per share and $48.9 million and $.48 per share, respectively. Earnings per share have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity, return on average total assets, and average equity to average total assets, excluding the one-time, merger-related charges were 15.50%, .86% and 5.54%, respectively, for the nine-month period ended September 30, 1997 compared to 13.31%, .80% and 6.00%, respectively, for the same period in 1996, excluding the non-recurring SAIF assessment.

Net Interest Income

     Net interest income for the three-month and nine-month periods ended September 30, 1997 was $85.1 million and $245.5 million compared to $77.8 million and $225.8 million for the same periods in 1996. The increase is attributable to an increase in average balances resulting from internal growth, partially offset by a decline in Sovereign's net interest margin. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and nine-month periods ended September 30, 1997 was 2.58% and 2.61% compared to 2.66% and 2.79% for the same periods in 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on interest-earning deposits for the three-month and nine-month periods ended September 30, 1997 was $877,000 and $2.2 million compared to $797,000 and $2.6 million for the same periods in 1996. The average balance of interest-earning deposits was 13.4 million with an average yield of 22.26% for the nine-month period ending September 30, 1997 compared to an average balance of $14.1 million with an average yield of 23.23% for the same period in 1996. The high yields on Sovereign's interest-earning deposits are the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in 1997 and future years.

     Interest on investment and mortgage-backed securities available-for-sale was $12.7 million and $32.2 million for the three-month and nine-month periods ended September 30, 1997 compared to $8.8 million and $26.3 million for the same periods in 1996. The average balance of investment and mortgage-backed securities available-for-sale was $689.9 million with an average yield of 6.65% for the nine-month period ended September 30, 1997 compared to an average balance of $530.0 million with an average yield of 7.02% for the same period in 1996.

     Interest on investment and mortgage-backed securities held-to-maturity was $65.9 million and $189.8 million for the three-month and nine-month periods ended September 30, 1997 compared to $54.6 million and $158.1 million for the same periods in 1996. The average balance of investment and mortgage-backed securities held-to-maturity was $3.56 billion with an average yield of 7.11% for the nine-month period ended September 30, 1997 compared to an average balance of $2.97 billion with an average yield of 7.07% for the same period in 1996.

     Interest and fees on loans were $164.9 million and $470.4 million for the three-month and nine-month periods ended September 30, 1997 compared to $149.8 million and $411.9 million for the same periods in 1996. The average balance of loans was $8.38 billion with an average yield of 7.50% for the nine-month period ended September 30, 1997 compared to an average balance of $7.33 billion with an average yield of 7.50% for the same period in 1996. The increases in the average balance of loans and in the interest and fees on loans are primarily due to Sovereign's acquisition of Fleet Auto and the full year-to-date effect of Sovereign's record level of loan originations in 1996.

     Interest on deposits was $83.2 million and $235.4 million for the three-month and nine-month periods ended September 30, 1997 compared to $74.4 million and $222.6 million for the same periods in 1996. The average balance of deposits was $7.46 billion with an average cost of 4.22% for the nine-month period ended September 30, 1997 compared to an average balance of $7.14 billion with an average cost of 4.16% for the same period in 1996. The increase in the average balance of deposits is primarily the result of deposits acquired from the Fleet transaction and Sovereign's relationship selling campaign during 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on borrowings was $76.1 million and $213.7 million for the three-month and nine-month periods ended September 30, 1997 compared to $61.8 million and $150.5 million for the same periods in 1996. The average balance of borrowings was $4.74 billion with an average cost of 5.99% for the nine-month period ended September 30, 1997 compared to an average balance of $3.39 billion with an average cost of 5.92% for the same period in 1996. The increase in the average balance of borrowings is the result of the Fleet Auto acquisition and other internal balance sheet growth being funded principally by borrowings.


Provision for Possible Loan Losses


     The provision for possible loan losses was $19.2 million and $31.2 million for the three-month and nine-month periods ended September 30, 1997, which includes $17.0 million and $24.9 million, respectively of additional reserves, which Sovereign has determined will be necessary as a result of its conservative approach with respect to an aggressive workout plan for certain assets acquired from Bankers and First State. This compares to provision for possible loan losses of $5.8 million and $10.2 million for the same periods in 1996.

     In 1996, Sovereign diversified its lending efforts and began to offer small business loans and an expanded line of consumer products, such as automobile loans and credit cards. Sovereign's 1997 acquisition of Fleet Auto and Sovereign's planned acquisition of ML Bancorp in 1998 will further diversify its loan portfolio composition. As Sovereign continues to place emphasis on small business and consumer lending in 1997 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     During the nine-month period ended September 30, 1997, Sovereign charged-off $10.8 million of loans compared to $10.6 million for the same period in 1996. This slight increased level of charge-offs for the nine-month period ended September 30, 1997 has been partially off-set by recoveries of $2.1 million of loans primarily related to the commercial real estate portfolio, resulting in net charge-offs for 1997 of $8.7 million. This compares to recoveries of $906,000 and net charge-offs of $9.7 million for the same period in 1996. In Sovereign's experience, strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. In connection with this change in philosophy, additional reserves were deemed appropriate.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                         Nine-Month Period Ended September 30,
                                              1997                  1996
                                         -------------------------------------
Allowance, beginning of period              $52,689               $49,075

Charge-offs:
  Residential                                 6,796                 7,093
  Commercial Real Estate                        542                 1,894
  Commercial                                  1,305                   252
  Consumer                                    2,182                 1,382
                                            -------               -------
      Total Charge-offs                      10,825                10,621
                                            -------               -------

Recoveries:
  Residential                                   607                   711
  Commercial Real Estate                      1,074                    65
  Commercial                                    172                    -
  Consumer                                      273                   130
                                            -------               -------
      Total Recoveries                        2,126                   906
                                            -------               -------

Charge-offs, net of recoveries                8,699                 9,715
Provision for possible loan losses           31,199                10,166
Other additions (1)                          19,328                   716
                                            -------               -------
Allowance, end of period                    $94,517               $50,242
                                            =======               =======


(1) Represents net charge-offs for First State of $2.7 million for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements, plus the establishment of $22.0 million of initial reserves in connection with the Fleet Auto acquisition.


Other Income

     Other income was $9.2 million and $27.3 million for the three-month and nine-month periods ended September 30, 1997 compared to $12.4 million and $31.1 million for the same periods in 1996.

     Other loan fees and service charges were $2.5 million and $5.8 million for the three-month and nine-month periods ended September 30, 1997 compared to $5.4 million and $13.0 million for the same periods in 1996. The decrease in other loan fees and service charges is primarily the result of fees earned in 1996 by First State's credit card portfolio which was sold prior to Sovereign's acquisition of First State in February 1997. Excluding First State's credit card portfolio, other loan fees and service charges for the three-month and nine-month periods ended September 30, 1996 were $1.4 million and $4.0 million. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $8.34 billion of its own loans and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$1.45 billion of loans for others at September 30, 1997 compared to $6.38 billion of its own loans and $1.41 billion of loans for others at September 30, 1996.

     Deposit fees were $4.3 million and $12.1 million for the three-month and nine-month periods ended September 30, 1997 compared to $3.7 million and $10.4 million for the same periods in 1996. This increase is primarily the result of growth in the number of Sovereign's transaction accounts over the last year.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $22,000 and $1.3 million for the three-month and nine-month periods ended September 30, 1997 compared to $1.4 million and $2.6 million for the same periods in 1996. This decrease is primarily attributable to the liquidation of $3.5 million of equity securities in September 1996. In connection with the Bankers acquisition, during the third quarter of 1997, Sovereign liquidated $750.5 million of investments including some held-to-maturity securities. This sale was completed in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position. The $10.3 million (pre-tax) loss on the sale of these investments is included as part of the one-time, merger-related charge taken during the third quarter of 1997.

     Gains on sales of loans held for resale were $989,000 and $3.7 million for the three-month and nine-month periods ended September 30, 1997 compared to $252,000 and $1.4 million for the same periods in 1996. This year-to-date increase is primarily due to increased mortgage banking gains resulting from a gain of $1.3 million from the sale of mortgage servicing rights during the second quarter of 1997 and profitability enhancements made to Sovereign's secondary marketing area in 1997.

     Miscellaneous income was $1.4 million and $4.4 million for the three-month and nine-month periods ended September 30, 1997 compared to $1.6 million and $3.7 million for the same periods in 1996. This year-to-date increase is primarily due to increased inter-change income resulting from growth in the number of Sovereign's check cards and credit cards over the last year.


General and Administrative Expenses

     Total general and administrative expenses were $40.4 million and $116.8 million for the three-month and nine-month periods ended September 30, 1997 compared to $44.7 million and $125.2 million for the same periods in 1996. The ratio of general and administrative expenses to average assets for both the three-month and nine-month periods ended September 30, 1997 was 1.19% compared to 1.47% and 1.48% for the same periods in 1996. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month and nine-month periods ended September 30, 1997 was 42.8% and 43.0% compared to 49.9% and 49.1% for the same periods in 1996. The decrease in total general and administrative expenses

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


and the resulting favorable decrease in Sovereign's expense ratios is the result of efficiencies realized from recent acquisitions and an increase in average balances and net interest income without a corresponding increase in operating expenses.

     Other operating expenses were $26.6 million and $43.3 million for the three-month and nine-month periods ended September 30, 1997 compared to $35.6 million and $43.0 million for the same periods in 1996. Results for the three-month and nine-month periods ended September 30, 1997 include $2.3 million and $4.7 million, respectively, of Trust Preferred Securities expense which was not incurred in 1996 and one-time, merger-related charges of $21.3 million and $29.3 million related to Sovereign's 1997 acquisitions. Expenses included as part of the one-time charge were human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Results for both the three-month and nine-month periods ended September 30, 1996 include a non-recurring SAIF assessment charge of $30.7 million.

Income Tax Provision


     The income tax provision was $5.5 million and $33.9 million for the three-month and nine-month periods ended September 30, 1997 compared to $1.9 million and $29.6 million for the same periods in 1996. The effective tax rate for the three-month and nine-month periods ended September 30, 1997 was 68.6% and 41.6% compared to 45.9% and 37.8% for the same periods in 1996. The increase in the effective tax rate for the three-month and nine-month periods ended September 30, 1997 was primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's 1997 acquisitions. The increase in the effective tax rate for the three-month period ended September 30, 1996 was the result of a non-recurring SAIF assessment charge of $30.7 million paid in September 1996.


FINANCIAL CONDITION

Loan Portfolio


     Sovereign's loan portfolio at September 30, 1997 was $10.3 billion compared to $8.3 billion at December 31, 1996. This increase is primarily the result of Sovereign's recent acquisition of Fleet Auto which added $2.0 billion of commercial and consumer loans to Sovereign's loan portfolio.

     During the nine-month period ended September 30, 1997, Sovereign closed approximately $1.03 billion of first mortgage loans including approximately $805.7 million of variable rate mortgage loans. This compares to first mortgage loan closings of $1.98 billion including approximately $1.63 billion of variable rate mortgage loans for the same period in 1996.

     During the nine-month period ended September 30, 1997, Sovereign closed $91.2 million of commercial loans compared to $116.2 million of commercial loans closed during the same period in 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Sovereign closed $464.2 million of consumer loans during the nine-month period ended September 30, 1997. This compares to $482.6 million of consumer loans (including the purchase of $200.0 million of government guaranteed student loans) closed during the same period in 1996.

     Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at September 30, 1997, 75% of Sovereign's total loan portfolio was secured by residential real estate and 68% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at September 30, 1997, $897.4 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. In addition, $218.1 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to a variable rate over the fixed rate period through the use of interest rate swaps.

     At September 30, 1997, Sovereign's total loan portfolio included $6.68 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending and the Fleet Auto acquisition, at September 30, 1997, Sovereign's total loan portfolio also included $734.1 million of commercial loans and $2.82 billion of consumer loans, including $778.1 million of outstanding home equity loans secured primarily by second mortgages on owner-occupied one-to-four family residential properties. Sovereign has recorded as off-balance sheet liabilities $391.3 million of additional unused commitments for home equity lines of credit.

     At September 30, 1997, Sovereign's non-performing assets were $87.3 million compared to $100.1 million at December 31, 1996. Non-performing assets as a percentage of total assets were .60% at September 30, 1997 compared to .80% at December 31, 1996. This decrease is primarily attributable to the sale of $21.0 million of certain problem commercial loans and non-performing assets during the first quarter which were acquired in the First State transaction. At September 30, 1997, 77% of non-performing assets consisted of loans or REO related to real estate compared to 83% at December 31, 1996. This decrease is the result of Sovereign's increased focus on non-residential lending. The remainder of Sovereign's non-performing assets consist principally of commercial and multi-family REO; most of which have been acquired through acquisitions. Non-performing assets at September 30, 1997 included $12.3 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status. At September 30, 1997, the allowance for possible loan losses as a percentage of non-performing assets was 105.77% compared to 49.08% at December 31, 1996. This increase is primarily due to additional reserves related to the Bankers and Fleet acquisitions completed during the third quarter of 1997, as previously discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Possible Loan Losses."

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                              September 30,      December 31,
                                                  1997               1996
                                              -------------      ------------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                         $ 54,715           $ 70,359
      Other                                         18,919             12,080

    Past due less than 90 days as to
    interest and principal:
      Real estate related                              634                639
      Other                                            340                160
                                                  --------           --------

Total Non-Accrual Loans                             74,608             83,238

Restructured Loans                                     424              1,561
                                                  --------           --------

Total Non-Performing Loans                          75,032             84,799
                                                  --------           --------

Real Estate Owned:
      Real estate related                           12,009             11,636
      Other                                            283              3,660
                                                  --------           --------
Total Real Estate Owned                             12,292             15,296
                                                  --------           --------

TOTAL NON-PERFORMING ASSETS                       $ 87,324           $100,095
                                                  ========           ========

Past due 90 days or more as to
interest or principal and
accruing interest (1)                             $  7,644           $ 15,883

Non-Performing Assets as a
percentage of Total Assets                             .60%               .80%

Non-Performing Loans as a
percentage of Total Loans                              .73%              1.01%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                  .92%              1.39%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                         105.77%             49.08%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                          123.10%             57.94%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


(1) At September 30, 1997 and December 31, 1996, non-performing assets past due 90 days or more as to interest or principal and accruing interest included $6.8 million and $10.5 million, respectively, of government-guaranteed student loans which are 100% guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Management constantly evaluates the adequacy of its allowance for possible loan losses. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At September 30, 1997, the allowance for possible loan losses was $94.5 million or .92% of total loans compared to $52.7 million or .63% of total loans at December 31, 1996.

     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)


                                      September 30,           December 31,
                                          1997                   1996
Balance at End of                --------------------------------------------
Period Attributable to            Amount     Percent       Amount     Percent
----------------------            ------     -------       ------     -------

Residential real estate          $32,616       34.5%      $22,723      43.1%
Commercial real estate            10,337       10.9         6,449      12.2
Commercial                         5,550        5.9         3,100       5.9
Consumer                          30,188       31.9         8,432      16.0
Unallocated                       15,826       16.8        11,985      22.8
                                 -------      ------      -------     -----

Total                            $94,517      100.0%      $52,689     100.0%
                                 =======      ======      =======     =====


     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $12.4 million at September 30, 1997. These loans consist of $2.1 million of multi-family loans and $10.3 million of commercial real estate loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At September 30, 1997, five securities, or approximately 5% of Sovereign's total investment portfolio were classified as high risk as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at September 30, 1997 was
1.8 years.

     At September 30, 1997, total investment and mortgage-backed securities available-for-sale were $869.9 million compared to $529.2 million at December 31, 1996 and investment and mortgage-backed securities held-to-maturity were $2.94 billion compared to $3.20 billion at December 31, 1996. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


Long-Lived Assets

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, ?Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of?, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996 and the effect of adoption was not material.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at September 30, 1997 were $118.1 million compared to $116.9 million at December 31, 1996. This increase is primarily due to intangibles related to the Fleet Auto acquisition less normal year-to-date amortization.

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

     Total deposits at September 30, 1997 were $7.75 billion compared to $7.24 billion at December 31, 1996. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at September 30, 1997 were $5.93 billion of which $5.07 billion were short-term compared to $4.48 billion of which $3.38 billion were short-term at December 31, 1996. This increase in short-term borrowings is the result of balance sheet growth being funded principally by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $1.80 billion of FHLB advances have been effectively converted from variable rate obligations to fixed rate obligations and a $75.0 million FHLB advance has been effectively converted from a fixed rate obligation to a variable rate obligation.

     At September 30, 1997, other borrowings included $50.0 million of subordinated debentures which have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

     In addition, $1.0 billion, $100.0 million, and $100.0 million of borrowings have been protected from upward repricing through the use of interest rate caps, floors, and corridors, respectively. Effective during the fourth quarter of 1997 and first quarter of 1998, $450.0 million and $650.0 million, respectively, of short-term borrowings will be converted to longer-term, fixed rate borrowings through the use of forward swaps.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Stockholders' Equity

     Total stockholders' equity at September 30, 1997 was $742.1 million compared to $701.7 million at December 31, 1996. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP and an adjustment to stockholders' equity to reflect First State's activity for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings, of which short-term liquid assets must consist of not less than 1%. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank for September 30, 1997 was 5.53%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $80.0 million per month. At September 30, 1997, Sovereign had $2.66 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     For the nine-month period ended September 30, 1997, cash and cash equivalents increased $50.7 million. Net cash provided by operating activities was $134.4 million for the nine-month period ended September 30, 1997. Net cash used by investing activities for the nine-month period ended September 30, 1997 was $2.03 billion consisting primarily of purchases of mortgage-backed securities which are classified as held-to-maturity and loans purchased from the Fleet Auto acquisition, partially offset by proceeds from sales of investment and mortgage-backed securities held-to-maturity acquired in the Bankers transaction. Net cash provided by financing activities for the nine-month period ended September 30, 1997 was $1.95 billion which includes an increase in deposits of $516.3 million and an increase in short-term borrowings of $1.04 billion.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), requires the OTS to prescribe uniformly applicable capital standards for all savings associations. These standards require savings associations to maintain a minimum tangible capital ratio of not less than 1.5%, a minimum leverage capital ratio of not less than 3% of tangible assets and not less than 4% of risk adjusted assets and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. In all cases, these standards are to be no less stringent than the capital standards that are applicable to national banks. The OTS has issued a regulation that requires a minimum leverage capital requirement of 3% for associations rated composite "1" under the OTS MACRO rating system. For all other savings associations, the minimum leverage capital requirement will be 3% plus at least an additional 100 to 200 basis points.

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

     At September 30, 1997, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at September 30, 1997:

                                                                                      Well
                                         Sovereign     Sovereign       Minimum     Capitalized
                                         Bancorp (1)      Bank       Requirement   Requirement
                                         --------      ---------     -----------   -----------
  Stockholders' equity to
    total assets                           5.08%          6.08%         None          None
  Tangible capital to tangible
    assets                                 4.29           5.25          1.50%         None
  Leverage (core) capital to
    tangible assets                        5.31           5.59          3.00          5.00%
  Leverage (core) capital to
    risk adjusted assets                   8.89           9.50          4.00          6.00
  Risk-based capital to risk
    adjusted assets                       12.14          10.64          8.00         10.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative
 .68% at September 30, 1997. A negative gap position implies that the Bank is liability sensitive which could cause net interest income to decrease if interest rates rise.

     Sovereign also utilizes income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions. Sovereign also monitors the impact to net interest income of a +200 basis point instantaneous rate shock environment to be within a 5% loss. At September 30, 1997, Sovereign estimates that if interest rates would instantaneously rise by 200 basis points, net interest income would increase by
 .84%.

     Pursuant to its interest rate risk management strategy, Sovereign enters into off-balance sheet transactions which involve interest rate exchange agreements (swaps, caps and floors) for interest rate risk management purposes. Sovereign's objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact changes in interest rates have on net interest income. For additional information on interest rate exchange agreements, see Note 8 in the Notes to Consolidated Financial Statements.

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

     Sovereign's primary funding source is deposits obtained in its own marketplace. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on investment opportunities and also considering the cost of alternative funding sources. Borrowings are also a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Items 1 through 5 are not applicable or the responses are negative.

Item 6 - Reports on Form 8-K.

         Report on Form 8-K, dated September 22, 1997 (date of earliest event - September 18, 1997), contained a press release announcing the execution of an Agreement and Plan of Merger for Sovereign to acquire ML Bancorp.

         Report on Form 8-K, dated September 12, 1997 (date of earliest event - August 29, 1997), summarized the completion of Sovereign's acquisition of Bankers Corp.

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



                                            SOVEREIGN BANCORP, INC.
                                                 (Registrant)





Date    November 12, 1997           /s/ Karl D. Gerhart
     -------------------------      ------------------------------------------
                                               Karl D. Gerhart
                                           Chief Financial Officer





Date    November 12, 1997           /s/ Mark R. McCollom
     --------------------------     ------------------------------------------
                                               Mark R. McCollom
                                           Chief Accounting Officer