Form 10-K
period 1997-12-31
SOVEREIGN BANCORP INC
filed 1998-03-16
CIK 811830

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM  N/A  TO           .
                                                -----    ----------


                         COMMISSION FILE NUMBER 0-16533
                                                -------


                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              PENNSYLVANIA                              23-2453088
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


     1130 BERKSHIRE BOULEVARD, WYOMISSING, PENNSYLVANIA              19610
     --------------------------------------------------            ----------
          (Address of principal executive offices)                 (Zip Code)


                  REGISTRANT'S TELEPHONE NUMBER: (610) 320-8400
                                                 --------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock (without par value)
   Series B 6 1/4% Cumulative Convertible Preferred Stock (without par value)
                                (Title of class)

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $2,200,293,862 at March 4, 1998. As of March 4, 1998, the Registrant had 131,197,646 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Except for historical information, this report may be deemed to contain "forward looking" statements. Sovereign Bancorp, Inc. ("Sovereign") desires to avail itself of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and is including this cautionary statement for the express purpose of availing itself of the protection afforded by the Act.

     Examples of forward looking statements include, but are not limited to (a) projections of or statements regarding future earnings, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of Sovereign or its management or Board of Directors, (c) statements of future economic performance, and (d) statements of assumptions, such as economic conditions in Sovereign's market areas, underlying other statements and statements about Sovereign or its businesses. Such forward looking statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

     No assurance can be given that the future results covered by the forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Sovereign's operating results include, but are not limited to, (i) the effects of changing economic conditions in Sovereign's market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact Sovereign's operations, (v) funding costs, and (vi) other external developments which could materially affect Sovereign's business and operations.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Sovereign is a Pennsylvania business corporation and is the holding company for Sovereign Bank. Both Sovereign and Sovereign Bank are headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

     Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated by Sovereign Bank in 1987.

     From 1989 through 1996, Sovereign expanded its markets throughout eastern Pennsylvania, central New Jersey and northern Delaware by completing 15 acquisitions with assets totaling approximately $4.5 billion. At December 31, 1996, Sovereign had 120 offices and $12.5 billion in assets.

     On September 19, 1997, Sovereign purchased Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet Auto consists of approximately $2.0 billion of indirect auto loans, automotive floor plan loans and loans to automotive lessors and has business relationships throughout New Jersey, New York and several New England states.

     On August 29, 1997, Sovereign acquired Bankers Corp. ("Bankers"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth and Ocean counties, New Jersey. This transaction was accounted for as a pooling-of-interests.

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. This transaction was accounted for as a pooling-of-interests.

     At December 31, 1997, Sovereign's consolidated assets, deposits and shareholders' equity were approximately $14.3 billion, $7.9 billion and $778 million, respectively. Based on assets at December 31, 1997, Sovereign is the largest thrift holding company and the third largest bank headquartered in Pennsylvania.

     Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. In addition, with its recent acquisition of Fleet Auto, Sovereign also serves customers throughout New York and several New England States.

     Sovereign operates in a heavily regulated environment. Changes in laws and regulations affecting it and its subsidiaries may have an impact on its operations. See "Business -- Supervision and Regulation."

     For additional information with respect to Sovereign's business activities, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" hereof.

SUBSIDIARIES

     Sovereign has two wholly-owned subsidiaries: Sovereign Bank and Sovereign Capital Trust I.

     In 1995, Sovereign Bank reorganized its existing subsidiary structure. Sovereign Bank now has the following wholly-owned subsidiaries: 201 Associates, Inc., First Lancaster Financial Corp., and Sovereign REIT Holdings, Inc.

201 Associates, Inc. is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. First Lancaster Financial Corp. is a Pennsylvania business corporation whose primary function is to act as a holding company for The Sovereign Annuity Corp. and The Sovereign Agency, Inc. The Sovereign Annuity Corp. is a New Jersey corporation whose primary purpose is to market investment securities, mutual funds and insurance annuities. The Sovereign Agency, Inc. is a New Jersey corporation whose primary purpose is to market insurance products. Sovereign REIT Holdings, Inc. is a Delaware corporation whose primary purpose is to conduct certain cash management activities. Sovereign Capital Trust I has no subsidiaries. Sovereign Capital Trust I is a special-purpose statutory trust, created in 1997 expressly for the issuance of preferred capital securities, which solely holds subordinated debentures of Sovereign.

     Federal regulations generally permit federally-chartered savings institutions to invest up to 2% of assets in the capital stock of, and make secured and unsecured loans to, certain types of subsidiary service corporations. At December 31, 1997, Sovereign Bank was authorized to have a maximum investment of approximately $284.5 million in such subsidiaries, pursuant to applicable federal regulations. As of such date, Sovereign Bank had a total investment of $2.0 million in subsidiary service corporations, which excludes 201 Associates, Inc., as it is considered to be an operating subsidiary for purposes of this test.

EMPLOYEES

     At December 31, 1997, Sovereign had 1,959 full-time and 334 part-time employees. None of these employees is represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

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

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Sovereign's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a continuing assessment, Sovereign has preliminarily determined that it, or third party vendors with which Sovereign contracts, will be required to modify or replace portions of software and hardware so that computer systems will function properly with respect to dates in the year 2000 and thereafter. Sovereign presently believes that with modifications or replacements to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of Sovereign.

     For additional information with respect to Sovereign's plans and intentions regarding the impact of the Year 2000 Issue, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000" hereof.

ENVIRONMENTAL LAWS

     Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of Sovereign Bank.

SUPERVISION AND REGULATION

     General. Sovereign is a "savings and loan holding company" registered with the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act ("HOLA") and as such, Sovereign is subject to OTS regulation, examination, supervision and reporting. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC manages two funds: the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). These funds are required to be separately maintained and not combined. The majority of Sovereign Bank's deposits are subject to the FDIC's SAIF deposit insurance assessment rate; however, certain deposits which Sovereign acquired from other institutions are subject to the FDIC's BIF deposit insurance assessment rate. See "Insurance of Deposit Accounts" below. Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters. Except as described herein, Sovereign's management is not aware of any current recommendations by regulatory authorities that would have a material effect on Sovereign's operations, capital resources or liquidity.

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

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 1997, no individual corporation or other entity owned more than 10% of Sovereign's capital stock.

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

     If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 1997, Sovereign Bank met the criteria to be classified as "well-capitalized."

     Standards for Safety and Soundness. The federal banking agencies adopted, effective in August 1995, certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, and compensation standards for officers, directors and employees. The implementation or enforcement of these guidelines has not had a material adverse effect on Sovereign's results of operations.

     Insurance of Deposit Accounts. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each institution to one of three capital groups (well-capitalized, adequately-capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. At December 31, 1997, Sovereign Bank was classified as well-capitalized for purposes of calculating insurance assessments. Institutions are prohibited from disclosing the risk classification of the subgroup to which they have been assigned. For the year ended December 31, 1997, the FDIC calculated deposit insurance assessments at the rate of $.00 for every $100 of insured deposits for the members of the SAIF in the lowest risk-based premium category and $.27 for every $100 of insured deposits for members of the SAIF in the highest risk-based premium category. This compares to 1996 FDIC SAIF deposit insurance assessment rates of $.23 and $.31, respectively, for every $100 of insured deposits.

     In August 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most (90% or more) commercial banks and other depository institutions with deposits insured by the BIF to $.04 per $100 of insured deposits. On November 14, 1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000 prior to 1997) for those institutions with the least risk to $.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates for SAIF-insured institutions. The reduced BIF assessment rates resulted in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and placed SAIF-insured savings associations at a significant competitive disadvantage to BIF-insured institutions.

     On January 1, 1997, in accordance with the Deposit Insurance Funds Act of 1996 ("DIFA"), the Financing Corporation ("FICO") debt service assessment became applicable to all insured institutions. The FICO assessment is paid in addition to the FDIC deposit insurance assessment; however, it is not tied to the FDIC risk classification.

     On September 30, 1996, legislation was signed into law which effectively ends the BIF/SAIF rate disparity by the year 2000, and significantly reduces the disparity for years 1997 through 1999. As part of the new law, SAIF-insured institutions were required to make a one-time payment of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. At Sovereign, this amounted to an after-tax charge of $20.9 million during 1996.

     Federal savings banks like Sovereign Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a quarterly basis and is computed based on total assets of the institution, including subsidiaries.

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

     In computing separate taxable income and loss, Sovereign Bank separately computes additions to its bad debt reserves, pursuant to the special preferential rules of Section 593 of the Internal Revenue Code of 1986, as amended (the "Code"), applicable only to certain savings banks, cooperative banks, and domestic building and loan associations (generically, sometimes referred to as either a "thrift" or a "savings institution"). Under certain circumstances, Sovereign Bank's separate bad debt reserve additions may be subject to adjustments upon consolidation.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs.

     The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances, such as in the case of certain excess distributions or complete redemptions. If Sovereign Bank distributes amounts to stockholders (i.e., to Sovereign) and the distribution is treated as being from accumulated bad debt reserves, the distribution will cause Sovereign Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the bad debt reserves exceed the amount that would have been accumulated on the basis of the experience method and (b) the distribution is a "nondividend distribution." A distribution in respect of stock is a "nondividend distribution" to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a partial or complete liquidation of the institution or (iii) the distribution, together with all other such distributions during the taxable year, exceeds the distributing savings institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income resulting from a "nondividend distribution" is an amount that, when reduced by the tax attributable to such distribution, is equal to the amount of the distribution. None of the limited circumstances requiring recapture are anticipated by Sovereign.

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

     Sovereign's consolidated federal income tax return, as well as certain prior year separate returns from predecessor companies for the tax years beginning after 1993, are open under the statute of limitations.

     State Taxation. Sovereign and its non-thrift Pennsylvania subsidiaries are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1995 and thereafter is 9.99% and is imposed on a corporate taxpayer's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

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

     Sovereign Bank is also taxed under the New Jersey Savings Institution Tax. The New Jersey Savings Institution Tax rate is 3% and is imposed on the portion of the taxpayer's modified federal taxable income (with certain adjustments) that is properly attributable to New Jersey. Effective September 29, 1995, Sovereign Bank is subject to a Delaware Franchise Tax that is imposed on federal savings banks not headquartered in Delaware. The Delaware Franchise Tax, which is imposed on taxable income properly attributable to Delaware branches, varies from a rate of 8.7% on taxable income up to $20 million to a rate of 2.7% on taxable income over $30 million. Sovereign Bank is taxed in Maryland under the Financial Institution Franchise Tax. The Maryland tax rate is 7% and is based on the taxpayer's adjusted federal taxable income that is apportioned to Maryland.

     Effective September 19, 1997, Sovereign Bank is subject to tax in the following states: Massachusetts, New York, Connecticut, and Florida. Sovereign Bank is taxed under the Massachusetts Bank Excise Tax, with a tax equal to 11.72% of adjusted federal taxable income attributable to Massachusetts. Sovereign Bank is taxed under the New York Banking Corporation Franchise Tax with a tax equal to 9% of adjusted federal taxable income attributable to New York. Sovereign Bank is subject to the Connecticut Corporation Business Tax. In Connecticut, the tax is equal to the larger of 10.75% of modified federal taxable income attributable to Connecticut or 4% of average capital attributable to Connecticut. In Florida, Sovereign Bank is taxed under the Corporate Income/Franchise and Emergency Excise Tax with a tax equal to 5.5% of adjusted federal taxable income apportioned to Florida.

ITEM 2.  PROPERTIES.

     Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign's and Sovereign Bank's executive offices and as Sovereign Bank's operations center.

     Sovereign Bank has 150 branch offices, including 3 loan production and personalized banking offices. Sovereign owns 80 of these offices and leases 70. Branch office leases are generally long-term. Loan production and personalized banking office leases generally have terms of two years or less.

ITEM 3.  LEGAL PROCEEDINGS.

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 4, 1998, is set forth below:

     Richard E. Mohn -- Age 66. Mr. Mohn was elected the Chairman of the Board of Sovereign on April 24, 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

     Jay S. Sidhu -- Age 46. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 21, 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

     Lawrence M. Thompson, Jr. -- Age 45. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign and Chief Operating Officer and Secretary of Sovereign Bank. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer -- Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

     Karl D. Gerhart -- Age 45. Mr. Gerhart was elected Chief Financial Officer and Treasurer of Sovereign on February 20, 1990. Mr. Gerhart is also Group Executive Officer, Treasurer and Chief Financial Officer of Sovereign Bank. Mr. Gerhart joined Sovereign Bank in 1975 and in 1986 was promoted to Vice President -- Investments. In 1987, he became Sovereign Bank's Senior Vice President, Treasurer and Chief Investment Officer, responsible for managing Sovereign Bank's investment portfolio and interest rate risk.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 4, 1998, the total number of holders of record of Sovereign's common stock was 10,998.

     The high and low bid prices reported on the NASDAQ National Market System for Sovereign's common stock for 1997, adjusted to reflect all stock dividends and splits, including a 6-for-5 stock split declared on January 22, 1998, were $18.000 and $9.125 and for 1996 were $9.438 and $6.438, respectively.

     During 1997, as restated for First State and Bankers, Sovereign paid a cash dividend of $.032 per share in the first quarter, $.032 per share in the second quarter, $.030 per share in the third quarter and $.017 per share in the fourth quarter. During 1996, Sovereign paid a cash dividend of $.029 per share in the first quarter, $.029 per share in the second quarter, $.031 per share in the third quarter and $.031 per share in the fourth quarter. During 1995, Sovereign paid a cash dividend of $.026 per share in the first quarter, $.026 in the second quarter, $.029 in the third quarter and $.025 in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits declared through January 1998.

     For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item 1 "Business -- Supervision and Regulation -- Regulatory Capital Requirements" and Note 11 at Item 8 "Financial Statements and Supplementary Data" hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

                           SELECTED FINANCIAL DATA(1)

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                   AT DECEMBER 31,
                                          -----------------------------------------------------------------
                                             1997          1996          1995          1994         1993
                                          -----------   -----------   -----------   ----------   ----------
Total assets............................  $14,336,283   $12,500,852   $10,616,931   $8,873,991   $6,975,798
Loans...................................    9,923,510     8,321,771     6,463,490    6,029,568    4,398,125
Allowance for possible loan losses......       90,881        52,689        49,075       50,785       50,108
Investment and mortgage-backed
  securities available-for-sale.........    1,029,524       528,887       904,732      107,481           --
Investment and mortgage-backed
  securities held-to-maturity...........    2,871,815     3,195,094     2,644,467    2,333,829    2,192,008
Deposits................................    7,889,921     7,235,395     7,237,723    5,959,860    4,990,952
Borrowings..............................    5,491,555     4,476,284     2,621,006    2,310,091    1,441,732
Stockholders' equity....................      778,247       701,425       655,264      513,587      454,426

                        SUMMARY STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                     --------   --------   --------   --------   --------
Total interest income..............................  $960,728   $818,594   $666,645   $495,678   $418,379
Total interest expense.............................   619,879    514,473    414,388    263,312    216,559
                                                     --------   --------   --------   --------   --------
Net interest income................................   340,849    304,121    252,257    232,366    201,820
Provision for possible loan losses.................    37,199     15,366      8,150      9,962     13,130
                                                     --------   --------   --------   --------   --------
Net interest income after provision for possible
  loan losses .....................................   303,650    288,755    244,107    222,404    188,690
                                                     --------   --------   --------   --------   --------
Other income.......................................    38,480     46,304     32,936     20,387     23,266
Other expenses.....................................   182,856    187,731    155,279    131,000    117,269
One-time, merger-related charges...................    29,258         --         --         --         --
Non-recurring SAIF assessment......................        --     33,753         --         --         --
                                                     --------   --------   --------   --------   --------
Income before income taxes and cumulative effect of
  change in accounting principle...................   130,016    113,575    121,764    111,791     94,687
Income tax provision...............................    52,376     43,436     41,354     40,888     35,080
                                                     --------   --------   --------   --------   --------
Income before cumulative effect of change in
  accounting principle.............................    77,640     70,139     80,410     70,903     59,607
Cumulative effect of change in accounting
  principle........................................        --         --         --         --      4,800
                                                     --------   --------   --------   --------   --------
Net income.........................................  $ 77,640   $ 70,139   $ 80,410   $ 70,903   $ 64,407
                                                     --------   --------   --------   --------   --------
                                                     --------   --------   --------   --------   --------

Net income applicable to common stock..............  $ 71,396   $ 63,889   $ 75,722   $ 70,903   $ 64,407
                                                     --------   --------   --------   --------   --------
                                                     --------   --------   --------   --------   --------

                                FINANCIAL RATIOS

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                               1997    1996    1995    1994    1993
                                                              ------   -----   -----   -----   -----
Performance Ratios:
Return on average equity(2).................................   15.59%  13.36%  13.53%  14.61%  13.95%
Return on average total assets(2)...........................     .85     .78     .84     .92     .93
Average equity to average total assets......................    5.47    5.87    6.18    6.30    6.67
Net interest margin.........................................    2.68    2.76    2.76    3.17    3.31
Stockholders' equity to total assets........................    5.43    5.61    6.17    5.79    6.51
General and administrative expenses to average total
  assets....................................................    1.22    1.47    1.44    1.56    1.66
Efficiency ratio............................................   43.09   49.28   49.18   47.78   48.09
Asset Quality Ratios:
Non-performing assets to total assets.......................     .63     .80     .99    1.14    1.62
Non-performing loans to total loans.........................     .81    1.01    1.31    1.28    1.78
Allowance for possible loan losses to total loans...........     .92     .63     .74     .84    1.13
Allowance for possible loan losses to non-performing
  loans.....................................................  107.78   57.94   56.01   63.00   60.09
Capital Ratios:
Tangible capital to tangible assets.........................    4.60    4.83    5.05    5.16    6.16
Leverage (core) capital to tangible assets..................    5.24    4.83    5.05    5.18    6.20
Leverage (core) capital to risk-adjusted assets.............    9.26   10.02   10.85   10.43   12.10
Risk-based capital to risk-adjusted assets..................   12.15   13.58   15.14   13.97   16.49
Return on average risk-adjusted assets(2)...................    1.70    1.60    1.72    1.83    1.77

                                 SHARE DATA (3)

                                                                          AT DECEMBER 31,
                                                           ----------------------------------------------
                                                            1997        1996        1995        1994        1993
                                                           -------     -------     -------     -------     ------
Common shares outstanding at end of period (in
  thousands).............................................  107,522     105,514     100,603     100,423     94,724
Preferred shares outstanding at end of period (in
  thousands).............................................    1,996       2,000       2,000          --         --
Basic earnings per share:(4)
    Before cumulative effect of change in accounting
      principle..........................................  $   .67     $   .61     $   .72     $   .66     $  .57
    After cumulative effect of change in accounting
      principle..........................................      .67         .61         .72         .66        .61
Diluted earnings per share:(4)
    Before cumulative effect of change in accounting
      principle..........................................      .63         .58         .69         .64        .55
    After cumulative effect of change in accounting
      principle..........................................      .63         .58         .69         .64        .59
Book value per share at end of period(5).................     6.33        5.79        5.60        4.67       4.15
Common share price at end of period......................       17-5/16      9-1/8      6-11/16      4-7/8      7-1/2
Dividends per common share(6)............................     .092        .122        .108        .103       .079
Dividend payout ratio(6)(7)..............................    14.60%      21.03%      15.65%      16.09%     13.39%

------------------
(1) All selected financial data has been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.
(2) The 1997 results do not include the impact of one-time, merger-related charges of $36.6 million (after-tax) resulting from Sovereign's acquisitions during 1997. The 1996 results do not include a non-recurring SAIF assessment of $20.9 million (after-tax) paid to the FDIC for the recapitalization of the SAIF. The 1993 results do not include a $4.8 million cumulative effect of change in accounting principle resulting from the adoption of Statement of Financial Accounting Standard No. 109 in 1993.
(3) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1998.
(4) The 1997 results include the one-time, merger-related charges described in
    Note 2 above. Excluding the one-time, merger-related charges, basic earnings per share and diluted earnings per share for 1997 were $1.02 and $.93, respectively. The 1996 results include the non-recurring SAIF assessment described in Note 2 above. Excluding the non-recurring SAIF assessment, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.75, respectively.
(5) Book value is calculated using equity divided by diluted shares.
(6) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.
(7) The dividend payout ratio is calculated using dividends per common share divided by diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     General. Sovereign and subsidiaries reported net operating income of $114.4 million for the year ended December 31, 1997. This represents an increase of 26% over net operating income of $91.0 million reported for 1996. Operating earnings per share was $.93 for 1997, which represents an increase of 24% over 1996 operating earnings per share of $.75. Return on average equity and return on average assets were 15.59% and .85%, respectively, for 1997 compared to 13.36% and .78%, respectively, for 1996. Return on average risk-adjusted assets was 1.70% for 1997 compared to 1.60% for 1996. The amounts presented for 1997 exclude one-time, merger charges of $36.6 million (after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") and Bankers Corp. ("Bankers") during 1997. Results for 1996 exclude a non-recurring Savings Association Insurance Fund ("SAIF") assessment of $20.9 million (after-tax) paid to the Federal Deposit Insurance Corporation ("FDIC") during 1996 for the recapitalization of the SAIF. All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been calculated based on average diluted shares outstanding.

     Reported net income for the year ended December 31, 1997, including the impact of the one-time, merger-related charges, was $77.6 million or $.63 per share.

     Sovereign's financial results for 1997 include the following significant events:

     Fleet Auto. On September 19, 1997, Sovereign purchased Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet
Auto consists of approximately $2.0 billion of indirect auto loans, automotive floor plan loans and loans to automotive lessors and has business relationships throughout New Jersey, New York and several New England states.

     Bankers. On August 29, 1997, Sovereign acquired Bankers, a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth and Ocean counties, New Jersey. This transaction was accounted for as a pooling-of-interests.

     First State. On February 18, 1997, Sovereign acquired First State, a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. This transaction was accounted for as a pooling-of-interests.

     Accounting Changes. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 131. Sovereign will adopt SFAS No. 131 in 1998 and if necessary, the consolidated financial statements will be restated to conform to the provisions of this statement.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The overall objective of SFAS No. 130 is to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a company during a given period from transactions and other events from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No.
130. Sovereign will adopt SFAS No. 130 in 1998 and accordingly, the consolidated financial statements will be restated to conform to the provisions of this statement.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement supersedes APB Opinion No. 15, "Earnings per Share" and FASB Statement No. 85, "Yield Test for Determining whether a Convertible Security Is a Common Stock Equivalent." The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." SFAS No. 128 is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period earnings per share amounts are required to be restated to conform to the provisions of SFAS No. 128.

     Under SFAS No. 128, primary earnings per share has been replaced with basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation.

     Under SFAS No. 128, fully diluted earnings per share has been renamed diluted earnings per share. Income available to common stockholders is adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants continues to be calculated using the treasury stock method. However, unlike the calculation of fully diluted earnings per share, the treasury stock method is applied using the average market price for the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock continues to be calculated using the if-converted method. Sovereign adopted SFAS No. 128 in December 1997 and accordingly, the calculation of primary and fully diluted earnings per share for current and prior periods has been restated to conform to the provisions of SFAS No. 128.

     Stock Dividends/Splits. Sovereign declared a 6-for-5 stock split on January 22, 1998, a 20% stock split on January 16, 1997 and 5% stock dividends on December 20, 1995 and on February 22, 1995. All per share information such as earnings, book value, share price and dividends have been restated to reflect all stock dividends and stock splits declared through January 1998. For a detailed discussion of Sovereign's stock dividends and stock splits, see Note 1(c) at Item 8 "Financial Statements and Supplementary Data" hereof.

     Impact of Year 2000.   The Year 2000 Issue is the result of computer
programs being written using two digits rather than four to define the applicable year. Any of Sovereign's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a continuing assessment, Sovereign has preliminarily determined that it, or third party vendors with which Sovereign contracts, will be required to modify or replace portions of software and hardware so that computer systems will function properly with respect to dates in the year 2000 and thereafter. Sovereign presently believes that with modifications or replacements to existing software and hardware and conversions to new software and hardware, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of Sovereign.

     Sovereign is initiating an ongoing program of formal communications with all of its significant suppliers and large customers to determine the extent to which Sovereign's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which Sovereign's systems rely will be timely converted and would not have an adverse effect on Sovereign's systems or operations.

     Sovereign will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. Sovereign anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. Sovereign estimates that the expenses associated with the Year 2000 project for 1998 may cost in the $5 million to $10 million range, although this estimate is subject to change. The total cost of the Year 2000 project is anticipated to be funded through operating cash flows and expensed as incurred.

     The costs of the project and the time table on which Sovereign believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     Although Sovereign believes that the program outlined above should be adequate to address the Year 2000 Issue, there can be no assurance to that effect.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Interest Income. Net interest income for 1997 was $340.8 million compared to $304.1 million for 1996. This represents an increase of 12% and is primarily due to an increase in average balances resulting from internal growth and acquisitions, partially offset by a decline in Sovereign's full year net interest margin.

     Interest on interest-earning deposits was $4.3 million for 1997 compared to $3.4 million for 1996. The average balance of interest-earning deposits was $19.3 million with an average yield of 22.11% for 1997 compared to an average balance of $16.3 million with an average yield of 20.89% for 1996. The high yields in 1997 and 1996 were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in 1998 and future years.

     Interest on investment and mortgage-backed securities available-for-sale was $47.1 million for 1997 compared to $36.4 million for 1996. The average balance of investment and mortgage-backed securities available-for-sale was $760.7 million with an average yield of 6.67% for 1997 compared to an average balance of $552.3 million with an average yield of 6.89% for 1996.

     Interest on investment and mortgage-backed securities held-to-maturity was $241.4 million for 1997 compared to $213.6 million for 1996. The average balance of investment and mortgage-backed securities held-to-maturity was $3.37 billion with an average yield of 7.16% for 1997 compared to an average balance of $3.02 billion with an average yield of 7.08% for 1996.

     Interest and fees on loans were $668.0 million for 1997 compared to $565.1 million for 1996. The average balance of loans was $8.75 billion with an average yield of 7.65% for 1997 compared to an average balance of $7.52 billion with an average yield of 7.52% for 1996. The increases in average balance and average yield were primarily due to Sovereign's acquisition of Fleet Auto in 1997, which added $2.0 billion of higher yielding commercial and consumer loans to Sovereign's loan portfolio, and the full year effect of Sovereign's record level of residential mortgage loan originations in 1996.

     Interest on total deposits was $320.6 million for 1997 compared to $297.8 million for 1996. The average balance of total deposits was $7.54 billion with an average cost of 4.25% for 1997 compared to an average balance of $7.12 billion with an average cost of 4.18% for 1996. The increase in the average balance of deposits is primarily the result of Sovereign's relationship selling campaign during 1997.

     Interest on total borrowings was $299.3 million for 1997 compared to $216.7 million for 1996. The average balance of total borrowings was $4.98 billion with an average cost of 6.01% for 1997 compared to an average balance of $3.66 billion with an average cost of 5.92% for 1996. The increase in the average balance of borrowings was the result of the Fleet Auto acquisition and other internal balance sheet growth being funded principally by borrowings.

     Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

                           TABLE 1:  SPREAD ANALYSIS

                                                                    YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------------------------
                                            1997                              1996                              1995
                               -------------------------------   -------------------------------   ------------------------------
                                 AVERAGE                YIELD/     AVERAGE                YIELD/    AVERAGE                YIELD/
                                 BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
Interest-earning assets:
Interest-earning deposits....  $    19,256   $  4,258   22.11%   $    16,301   $  3,406   20.89%   $   25,663   $  3,995   15.57%
Investment and
  mortgage-backed securities
  available-for-sale(1)......      760,729     47,064    6.67        552,272     36,439    6.89       156,246     10,643    7.04
Investment and
  mortgage-backed securities
  held-to-maturity...........    3,374,270    241,437    7.16      3,018,301    213,607    7.08     2,722,215    187,414    6.89
Net loans(2)(3)..............    8,746,480    667,969    7.65      7,524,371    565,142    7.52     6,253,894    464,593    7.43
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
Total interest-earning
  assets.....................   12,900,735    960,728    7.49     11,111,245    818,594    7.39     9,158,018    666,645    7.29
Non-interest-earning
  assets.....................      511,453         --      --        497,938         --      --       466,918         --      --
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
 Total assets................  $13,412,188    960,728    7.20    $11,609,183    818,594    7.07    $9,624,936    666,645    6.94
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
                               -----------                       -----------                       ----------
Interest-bearing liabilities:
Deposits:
 Demand deposit and NOW
   accounts..................  $   865,479      7,436     .86    $   738,254      7,721    1.05    $  628,818      7,809    1.24
 Savings accounts............    1,717,605     49,708    2.89      1,740,095     47,802    2.75     1,611,017     45,147    2.80
 Money market accounts.......      639,165     26,633    4.17        659,215     27,558    4.18       610,039     26,515    4.35
 Certificates of deposit.....    4,319,980    236,790    5.48      3,978,977    214,725    5.40     4,127,411    221,283    5.36
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
 Total deposits..............    7,542,229    320,567    4.25      7,116,541    297,806    4.18     6,977,285    300,754    4.31
Total borrowings.............    4,976,491    299,312    6.01      3,659,251    216,667    5.92     1,916,925    113,634    5.93
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
Total interest-bearing
  liabilities................   12,518,720    619,879    4.95     10,775,792    514,473    4.77     8,894,210    414,388    4.66
Non-interest-bearing
  liabilities................      159,734         --      --        150,389         --      --       136,300         --      --
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
 Total liabilities...........   12,678,454    619,879    4.89     10,926,181    514,473    4.71     9,030,510    414,388    4.59
Stockholders' equity.........      733,734         --      --        683,002         --      --       594,426         --      --
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
 Total liabilities and
   stockholders'
   equity....................  $13,412,188    619,879    4.62    $11,609,183    514,473    4.43    $9,624,936    414,388    4.31
                               -----------   --------   -----    -----------   --------   -----    ----------   --------   -----
                               -----------                       -----------                       ----------
Interest rate spread(4)......                            2.58%                             2.64%                            2.63%
                                                        -----                             -----                            -----
                                                        -----                             -----                            -----
Net interest income/net
  interest margin(5).........                $340,849    2.68%                 $304,121    2.76%                $252,257    2.76%
                                             --------   -----                  --------   -----                 --------   -----
                                             --------   -----                  --------   -----                 --------   -----
Ratio of interest-earning
  assets to interest-bearing
  liabilities................                            1.03x                             1.03x                            1.03x
                                                        -----                             -----                            -----
                                                        -----                             -----                            -----

------------------
(1) The tax equivalent adjustments for the years ended December 31, 1997, 1996 and 1995 were $3.7 million, $1.6 million and $358,000, respectively, and are based on an effective tax rate of 38% in 1997 and 1996 and 35% in 1995.
(2) Amortization of net fees of $2.3 million, $2.1 million and $3.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.
(3) The tax equivalent adjustments for the years ended December 31, 1997, 1996 and 1995, were $966,000, $974,000 and $284,000, respectively, and are based on an effective tax rate of 38% in 1997 and 1996 and 35% in 1995.
(4) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.
(5) Represents tax equivalent net interest income divided by average interest-earning assets.

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

                         TABLE 2:  VOLUME/RATE ANALYSIS

                                                                YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------
                                                     1997 VS. 1996                   1996 VS. 1995
                                                  INCREASE/(DECREASE)             INCREASE/(DECREASE)
                                             -----------------------------   -----------------------------
                                              VOLUME      RATE      TOTAL     VOLUME      RATE      TOTAL
                                             -------   --------   --------   -------   --------   --------
Interest-earning assets:
  Interest-earning deposits................  $   645   $    207   $    852   $(9,510)  $  8,921   $   (589)
  Investment and mortgage-backed securities
    available-for-sale.....................   12,727     (2,102)    10,625    26,119       (323)    25,796
  Investment and mortgage-backed securities
    held-to-maturity.......................   25,447      2,383     27,830    20,838      5,355     26,193
  Net loans(1).............................   93,188      9,639    102,827    95,370      5,179    100,549
                                                                  --------                        --------
Total interest-earning assets..............                        142,134                         151,949
                                                                  --------                        --------
Interest-bearing liabilities:
  Deposits.................................   18,035      4,726     22,761     6,382     (9,330)    (2,948)
  Borrowings...............................   79,174      3,471     82,645   103,164       (131)   103,033
                                                                  --------                        --------
Total interest-bearing liabilities.........                        105,406                         100,085
                                                                  --------                        --------
Net change in net interest income..........  $47,448   $(10,720)  $ 36,728   $54,201   $ (2,337)  $ 51,864
                                             -------   --------   --------   -------   --------   --------
                                             -------   --------   --------   -------   --------   --------

------------------
(1) Includes non-accrual loans and loans held for sale.

     Provision for Possible Loan Losses. The provision for possible loan losses was $37.2 million for 1997 compared to $15.4 million for 1996. In 1996, Sovereign diversified its lending efforts and began to offer small business loans and an expanded line of consumer products, such as auto loans and credit cards. Sovereign's 1997 acquisition of Fleet Auto and Sovereign's planned acquisition of ML Bancorp, Inc. ("ML Bancorp") in 1998 will further diversify its loan portfolio composition. Management recognizes the increased risk inherent in these loan products and as a result, Sovereign's 1997 loan loss provision increased by 142% over 1996 levels. The increased loan loss provision for 1997 included $24.9 million of additional reserves which Sovereign determined would be necessary as a result of its conservative approach with respect to an aggressive workout plan for certain assets acquired from Bankers and First State. In addition, Sovereign established an initial loan loss reserve of $22.0 million in connection with its acquisition of Fleet Auto during 1997. As Sovereign continues to place emphasis on small business and consumer lending in 1998 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Quality."

     During 1997, Sovereign charged-off $22.6 million compared to $14.1 million for 1996. This increased level of charge-offs for 1997 was partially off-set by recoveries of $4.3 million, resulting in net charge-offs for 1997 of $18.3 million. This compares to recoveries of $1.6 million and net charge-offs of $12.5 million for 1996. Sovereign's increased level of charge-offs for 1997 is primarily the result of increased consumer and commercial loan charge-offs, the majority of which are related to Sovereign's 1997 acquisition activity. Historically, non-residential lending will typically result in higher charge-off levels than other types of lending; however, recoveries and income potential will also be greater. In Sovereign's experience, strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. In connection with this philosophy, additional reserves were added during 1997 as described above.

     Table 3 presents the activity in the allowance for possible loan losses for the years indicated (in thousands):

       TABLE 3:  RECONCILIATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                           DECEMBER 31,
                                          -----------------------------------------------
                                           1997      1996      1995      1994      1993
                                          -------   -------   -------   -------   -------
Allowance, beginning of year............  $52,689   $49,075   $50,785   $50,108   $44,076
Charge-offs:
  Residential...........................    8,548    10,172     8,938     9,090     5,903
  Commercial real estate................    1,339     1,946     1,435     4,302       980
  Commercial............................    1,764       252       321       579       200
  Consumer (1)..........................   10,960     1,713       542     1,081       701
                                          -------   -------   -------   -------   -------
     Total charge-offs..................   22,611    14,083    11,236    15,052     7,784
                                          -------   -------   -------   -------   -------
Recoveries:
  Residential...........................    1,013     1,254       691       399       515
  Commercial real estate................    1,082        75       125       439        45
  Commercial............................      226        15        28        78        --
  Consumer (1)..........................    1,954       271        47       309        82
                                          -------   -------   -------   -------   -------
     Total recoveries...................    4,275     1,615       891     1,225       642
                                          -------   -------   -------   -------   -------
Charge-offs, net of recoveries..........   18,336    12,468    10,345    13,827     7,142
Provision for possible loan losses......   37,199    15,366     8,150     9,962    13,130
Acquired reserves and other
  additions (2).........................   19,329       716       485     4,542        44
                                          -------   -------   -------   -------   -------
Allowance, end of year..................  $90,881   $52,689   $49,075   $50,785   $50,108
                                          -------   -------   -------   -------   -------
                                          -------   -------   -------   -------   -------
Charge-offs, net of recoveries to
  average total loans...................     .208%     .165%     .164%     .265%     .177%
                                          -------   -------   -------   -------   -------
                                          -------   -------   -------   -------   -------

------------------
(1) Includes indirect auto loans and home equity lines of credit.
(2) For 1997, acquired reserves and other additions represent $22.0 million of loan loss reserves established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year of First State.

     Table 4 summarizes the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the years indicated (in thousands):

         TABLE 4: ALLOCATION OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                        AT DECEMBER 31,
                               -------------------------------------------------------------------------------------------------
BALANCE AT END OF
PERIOD ATTRIBUTABLE TO:              1997                1996                1995                1994                1993
-----------------------------  -----------------   -----------------   -----------------   -----------------   -----------------
                               AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
                               -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
Residential..................  $33,169    36.50%   $22,723    43.13%   $20,899    42.59%   $21,004    41.36%   $18,462    36.84%
Commercial real estate.......   11,074    12.19      6,449    12.24      2,140     4.36      2,018     3.97      3,215     6.42
Commercial...................    5,349     5.88      3,100     5.88      1,846     3.76      2,147     4.23      2,799     5.58
Consumer.....................   21,893    24.09      8,432    16.00      4,923    10.03      5,123    10.09      1,502     3.00
Unallocated..................   19,396    21.34     11,985    22.75     19,267    39.26     20,493    40.35     24,130    48.16
                               -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
    Total....................  $90,881   100.00%   $52,689   100.00%   $49,075   100.00%   $50,785   100.00%   $50,108   100.00%
                               -------   ------    -------   ------    -------   ------    -------   ------    -------   ------
                               -------   ------    -------   ------    -------   ------    -------   ------    -------   ------

     Other Income. Total other income was $38.5 million for 1997 compared to $46.3 million for 1996. The decrease in other income is the result of a decrease in other loan fees and service charges which is directly attributable to First State's credit card portfolio as discussed below.

     Other loan fees and service charges were $9.1 million for 1997 compared to $19.1 million for 1996. This decrease was the result of fees earned in 1996 by First State's credit card portfolio which was sold prior to Sovereign's acquisition of First State in February 1997. Excluding First State's credit card portfolio, other loan fees and service charges for 1996 were $6.4 million. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. At December 31, 1997, Sovereign serviced $7.99 billion of its own loans and $1.67 billion of loans for others. This compares to $6.50 billion of its own loans and $1.41 billion of loans for others at December 31, 1996.

     Deposit fees were $16.5 million for 1997 compared to $15.3 million for 1996. This increase was primarily the result of an increase in the number of transaction accounts in 1997 compared to 1996.

     Mortgage banking gains were $6.4 million for 1997 compared to $1.6 million for 1996. This increase was primarily due to gains of $5.3 million resulting from the sale of loans and mortgage servicing rights in 1997 totaling $231.9 million.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $599,000 for 1997 compared to $5.5 million for 1996. This decrease was primarily attributable to gains of $4.2 million related to the liquidation of $156.5 million of available-for-sale and equity securities in 1996. These gains were realized as part of Sovereign's ongoing management of risk in its available-for-sale portfolio and taking advantage of favorable market conditions. During the third quarter of 1997, in conjunction with the Bankers acquisition, Sovereign liquidated $750.5 million of investments including some held-to-maturity securities. This sale was completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereigns pre-merger interest rate risk position. The $10.3 million (pre-tax) loss on the sale of these investments is included as part of the one-time, merger-related charges taken during 1997.

     Miscellaneous income was $5.8 million for 1997 compared to $4.9 million for 1996. This increase was primarily due to increased inter-change income resulting from growth in the number of Sovereign's debit cards and credit cards issued and in use over the last year.

     General and Administrative Expenses. Total general and administrative expenses were $163.3 million for 1997 compared to $170.5 million for 1996. The ratio of general and administrative expenses to average assets was 1.22% for 1997 compared to 1.47% for 1996.

     Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1997 was 43.09% compared to 49.28% for 1996. The decrease in total general and administrative expenses and the resulting favorable decrease in Sovereign's expense ratios was the result of efficiences realized from recent acquisitions and an increase in average balances and net interest income without a corresponding increase in operating expenses.

     Other Operating Expenses. Total other operating expenses were $48.8 million for 1997 compared to $51.0 million for 1996. Results for 1997 include $7.0 million of Trust Preferred Securities expense which was not incurred in 1996 and one-time, merger-related charges of $29.3 million related to Sovereign's 1997 acquisitions. Expenses included as part of the one-time, merger-related charges were human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Results for 1996 include a non-recurring SAIF assessment of $33.8 million paid to the FDIC for the recapitalization of the SAIF. Also included in other operating expenses was amortization of goodwill and other intangible assets of $11.7 million for 1997 compared to $12.7 million for 1996 and net real estate owned ("REO") losses of $814,000 for 1997 compared to $4.5 million for 1996.

     Income Tax Provision. The income tax provision was $52.4 million for 1997 compared to $43.4 million for 1996. The effective tax rate for 1997 was 40.3% compared to 38.2% for 1996. The increased effective tax rate for 1997 was primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's 1997 acquisitions.

                              FINANCIAL CONDITION

     Loan Portfolio. Sovereign's loan portfolio at December 31, 1997 was $9.92 billion compared to $8.32 billion at December 31, 1996. This increase is primarily the result of Sovereign's 1997 acquisition of Fleet Auto which added approximately $2.0 billion of commercial and consumer loans to Sovereign's loan portfolio. During 1997, Sovereign closed approximately $1.24 billion of first mortgage loans including approximately $918.9 million of variable rate mortgage loans. This compares to first mortgage loan closings of $2.31 billion including approximately $1.87 billion of variable rate mortgage loans during 1996. This decrease is the result of record level residential first mortgage loan closings in 1996 and lower interest rates in 1997 versus 1996 which weakened consumer demand for variable rate loans.

     Over the past two years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during 1997, Sovereign closed $139.5 million of commercial loans and $845.0 million of consumer loans. These results compare to $165.4 million of commercial loans and $769.1 million of consumer loans closed during 1996.

     Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at December 31, 1997, 72% of Sovereign's total loan portfolio was secured by residential real estate and 61% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at December 31, 1997, $389.0 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. In addition, $208.8 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to variable rate over the fixed rate period.

     At December 31, 1997, Sovereign's total loan portfolio included $6.14 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending and the Fleet Auto acquisition, at December 31, 1997, Sovereign's total loan portfolio also included $836.5 million of commercial loans and $2.89 billion of consumer loans, including $838.8 million of outstanding home equity loans (excluding $680.9 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     Table 5 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

                    TABLE 5:  COMPOSITION OF LOAN PORTFOLIO

                                                            AT DECEMBER 31,
                       -----------------------------------------------------------------------------------------
                               1997                   1996                   1995                   1994
                       --------------------   --------------------   --------------------   --------------------
                        BALANCE     PERCENT    BALANCE     PERCENT    BALANCE     PERCENT    BALANCE     PERCENT
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
Residential real
  estate loans.......  $6,142,559    61.90%   $6,848,639    82.30%   $5,494,154    85.00%   $5,124,778    85.00%
Residential
  construction
  loans..............      53,378      .54        83,736     1.00        45,365      .70        53,164      .88
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
  Total Residential
    Loans............   6,195,937    62.44     6,932,375    83.30     5,539,519    85.70     5,177,942    85.88
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
Multi-family loans...      90,100      .91        87,417     1.05       116,962     1.81       135,520     2.25
Commercial real
  estate loans.......     310,472     3.13       175,896     2.11       152,627     2.36       135,294     2.24
Commercial loans.....     156,211     1.57       126,086     1.52        51,500      .80        37,600      .62
Automotive floor plan
  loans..............     279,757     2.82            --       --            --       --            --       --
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
  Total Commercial
    Loans............     836,540     8.43       389,399     4.68       321,089     4.97       308,414     5.11
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
Auto loans...........   1,544,431    15.56        64,033      .77         3,842      .06         3,928      .07
Home equity loans....     838,755     8.45       634,194     7.62       528,319     8.17       485,479     8.05
Loans to automotive
  lessors............     267,033     2.69            --       --            --       --            --       --
Student loans........     176,096     1.78       204,797     2.46        14,232      .22        13,107      .22
Credit cards.........      54,887      .55        82,798     1.00        32,274      .50        10,338      .17
Other................       9,831      .10        14,175      .17        24,215      .38        30,360      .50
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
  Total Consumer
    Loans............   2,891,033    29.13       999,997    12.02       602,882     9.33       543,212     9.01
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
  Total Loans........  $9,923,510   100.00%   $8,321,771   100.00%   $6,463,490   100.00%   $6,029,568   100.00%
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------

Total Loans with:(1)
  Fixed rates........  $3,822,936    38.52%   $1,547,309    18.59%   $1,379,466    21.34%   $1,333,581    22.12%
  Variable rates.....   6,100,574    61.48     6,774,462    81.41     5,084,024    78.66     4,695,987    77.88
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
    Total Loans......  $9,923,510   100.00%   $8,321,771   100.00%   $6,463,490   100.00%   $6,029,568   100.00%
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------
                       ----------   ------    ----------   ------    ----------   ------    ----------   ------

                               1993
                       --------------------
                        BALANCE     PERCENT
                       ----------   ------
Residential real
  estate loans.......  $3,692,437    83.95%
Residential
  construction
  loans..............      25,868      .59
                       ----------   ------
  Total Residential
    Loans............   3,718,305    84.54
                       ----------   ------
Multi-family loans...     156,901     3.57
Commercial real
  estate loans.......      97,070     2.21
Commercial loans.....      30,004      .68
Automotive floor plan
  loans..............          --       --
                       ----------   ------
  Total Commercial
    Loans............     283,975     6.46
                       ----------   ------
Automotive loans.....       2,313      .05
Home equity loans....     346,276     7.87
Loans to automotive
  lessors............          --       --
Student loans........       9,081      .21
Credit cards.........      11,289      .26
Other................      26,886      .61
                       ----------   ------
  Total Consumer
    Loans............     395,845     9.00
                       ----------   ------
  Total Loans........  $4,398,125   100.00%
                       ----------   ------
                       ----------   ------
Total Loans with:(1)
  Fixed rates........  $1,125,809    25.60%
  Variable rates.....   3,272,316    74.40
                       ----------   ------
    Total Loans......  $4,398,125   100.00%
                       ----------   ------
                       ----------   ------

------------------

(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loan Portfolio."

     Table 6 sets forth the maturity of Sovereign's residential construction, commercial real estate and commercial loans as scheduled to mature contractually at December 31, 1997 (in thousands):

                        TABLE 6: LOAN MATURITY SCHEDULE

                                                                  AT DECEMBER 31, 1997, MATURING
                                                       ----------------------------------------------------
                                                       IN ONE YEAR   AFTER ONE YEAR     AFTER
                                                         OR LESS      --FIVE YEARS    FIVE YEARS    TOTAL
                                                       -----------   --------------   ----------   --------
Residential construction loans (net of loans in
  process of $34,695)(1).............................   $  8,229        $    882       $ 44,267    $ 53,378
Commercial real estate loans.........................     47,135         109,848        153,489     310,472
Commercial loans.....................................     72,515          45,677         38,019     156,211
                                                        --------        --------       --------    --------
      Total..........................................   $127,879        $156,407       $235,775    $520,061
                                                        --------        --------       --------    --------
                                                        --------        --------       --------    --------
Loans with:
  Fixed rates........................................   $ 54,054        $112,630       $109,978    $276,662
  Variable rates.....................................     73,825          43,777        125,797     243,399
                                                        --------        --------       --------    --------
      Total..........................................   $127,879        $156,407       $235,775    $520,061
                                                        --------        --------       --------    --------
                                                        --------        --------       --------    --------

------------------

(1) Loans classified as residential construction loans convert to residential mortgage loans after a one-year period. The residential construction loans are closed as either fifteen-year or thirty-year terms added to the one-year construction loan period. Accordingly, the majority of these loan balances are anticipated to mature beyond five years.

     Credit Quality. Since Sovereign's primary loan products are residential loans, Sovereign has instituted various controls specifically designed to improve the credit quality of residential loans. For instance, Sovereign utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Sovereign maintains an independent Loan Review Department which each month reviews a statistical sampling of all new originations for sound underwriting practices and reviews and rates all mortgage loan requests which exceed certain specified guidelines. Results of these loan reviews are discussed at quarterly Loan Review meetings. Criticized loans and deficiencies in those loans are discussed. Guidelines are modified to prevent future deficiencies.

     Sovereign also closely monitors delinquencies as a means of maintaining high asset quality. Collection efforts begin as early as one day after a consumer loan payment is missed. A predictive dialer is used to assist collection efforts in the early stages of delinquency on the entire retail portfolio. An attempt is made to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Legal counsel is retained when necessary. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at the quarterly Loan Review and monthly Asset Review meetings. Minutes from these meetings are submitted to the Boards of Directors of Sovereign Bank.

     The acquisition of Fleet Auto added approximately $2.0 billion of indirect auto loans, automotive floor plan loans and loans to automotive lessors to Sovereign's loan portfolio. This transaction enhances Sovereign's transition to becoming a Super Community Bank by increasing consumer and commercial loans to about 38% of total loans. The commercial loan portfolio for Fleet Auto has experienced no significant delinquency during the past twelve months. Historically, this division has originated only prime quality loans; however, in keeping with Sovereign's conservative approach to high asset quality, a reserve of 1.00% will be maintained against this portfolio.

     At December 31, 1997, Sovereign's non-performing assets were $89.6 million compared to $100.1 million at December 31, 1996. Non-performing assets as a percentage of total assets were .63% at December 31, 1997 compared to .80% at December 31, 1996. This decrease is primarily attributable to the sale of $21.0 million of certain problem commercial loans and non-performing assets during the first quarter of 1997 which were acquired from First State. At December 31, 1997, 76% of non-performing assets consisted of loans or REO related to real estate. The remainder of Sovereign's non-performing assets consist principally of consumer and commercial loans; most of which are attributable to Sovereign's 1997 acquisition activity. Non-performing assets at December 31, 1997, included $8.9 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status.

     Table 7 presents the composition of non-performing assets at the dates indicated (in thousands):

                        TABLE 7:  NON-PERFORMING ASSETS

                                                                       AT DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                     --------   --------   --------   --------   --------
Non-accrual loans:
  Past due 90 days or more as to interest or
    principal:
    Real estate related............................  $ 58,577   $ 70,359   $ 69,476   $ 64,215   $ 68,229
    Other..........................................    21,284     12,080      8,466      5,905      5,565
  Past due less than 90 days as to interest or
    principal:
    Real estate related............................       555        639      3,884      2,980      1,056
    Other..........................................        --        160        739         --         --
                                                     --------   --------   --------   --------   --------
Total non-accrual loans............................    80,416     83,238     82,565     73,100     74,850
Restructured loans.................................       327      1,561      3,772      4,264      4,244
                                                     --------   --------   --------   --------   --------
Total non-performing loans.........................    80,743     84,799     86,337     77,364     79,094
Real estate owned:
  Real estate related..............................     8,834     11,636      9,256     11,380     12,356
  Other............................................        44      3,660      9,878     12,526     21,589
                                                     --------   --------   --------   --------   --------
Total real estate owned............................     8,878     15,296     19,134     23,906     33,945
                                                     --------   --------   --------   --------   --------
Total non-performing assets........................  $ 89,621   $100,095   $105,471   $101,270   $113,039
                                                     --------   --------   --------   --------   --------
                                                     --------   --------   --------   --------   --------
Past due 90 days or more as to interest or
  principal and accruing interest(1)...............  $  6,672   $ 15,883   $  2,001   $  2,129   $  4,192
Non-performing assets as a percentage of total
  assets...........................................       .63%       .80%       .99%      1.14%      1.62%
Non-performing loans as a percentage of total
  loans............................................       .81       1.01       1.31       1.28       1.78
Non-performing assets as a percentage of total
  loans and real estate owned......................       .97       1.39       1.62       1.71       2.61
Allowance for possible loan losses as a percentage
  of total non-performing assets...................     97.10      49.08      45.85      48.13      42.05
Allowance for possible loan losses as a percentage
  of total non-performing loans....................    107.78      57.94      56.01      63.00      60.09

------------------

(1) Non-performing assets past due 90 days or more as to interest or principal and accruing interest at December 1997 and 1996 included $6.7 million and $10.5 million, respectively, of student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Potential problem loans (consisting of loans which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) were comprised of 34 loans which amounted to $6.5 million at December 31, 1997 and consisted principally of commercial real estate loans.

     At December 31, 1997, Sovereign serviced, with recourse, a total of $48.9 million of single-family residential loans. Substantially all of this recourse servicing was acquired in a 1992 acquisition. These are seasoned loans and historical loss experience has been minimal.

     The adequacy of Sovereign's allowance for possible loan losses is constantly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At December 31, 1997, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 2.72% compared to 1.83% at December 31, 1996. This increase is primarily attributable to loans acquired from Fleet Auto, Sovereign's student loan portfolio, and the delinquencies associated with these portfolios. Sovereign's loan delinquencies as a percentage of total loans, excluding delinquencies related to the loans acquired from Fleet Auto and Sovereign's student loan portfolio, was 1.81%, down slightly from 1996. Sovereign's student loans are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     These factors indicated to management that a higher provision for possible loan losses was necessary to maintain the allowance for possible loan losses at a level which management conservatively estimates is necessary to absorb potential future losses in consideration of the factors noted above. As a result, Sovereign's 1997 loan loss provision was $37.2 million compared to $15.4 million in 1996.

     Investment and Mortgage-backed Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At December 31, 1997, Sovereign had no securities classified as high risk as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at December 31, 1997 was
1.3 years.

     Investment and Mortgage-backed Securities Available-for-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment and mortgage-backed securities available-for-sale, see Note 4 at Item 8 "Financial Statements and Supplementary Data" hereof.

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

     Table 8 sets forth the amortized cost, expected maturities and yields of Sovereign's investment and mortgage-backed securities available-for-sale at December 31, 1997 (in thousands):

     TABLE 8: INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE
                               MATURITY SCHEDULE

                                                           AT DECEMBER 31, 1997, DUE
                                    ------------------------------------------------------------------------
                                                                                      NO
                                    IN ONE YEAR     ONE YEAR      FIVE YEARS    STATED MATURITY
                                      OR LESS     --FIVE YEARS   --TEN YEARS        OR RATE         TOTAL
                                    -----------   ------------   ------------   ---------------   ----------
Investment Securities:
  Equity securities...............    $    --       $     --       $     --        $590,040       $  590,040
                                           --             --             --            4.80%            4.80%
Mortgage-backed Securities:
  FHLMC...........................         --             --         89,975              --           89,975
                                           --             --           6.29%             --             6.29%
  FNMA............................         --             --         52,914              --           52,914
                                           --             --           5.41%             --             5.41%
  GNMA............................         --             --         60,702              --           60,702
                                           --             --           5.66%             --             5.66%
  Collateralized mortgage
    obligations...................     29,603        144,407         44,103              --          218,113
                                         6.67%          6.53%          6.96%             --             6.64%
                                      -------       --------       --------        --------       ----------
      Total investment and
         mortgage-backed
         securities
         available-for-sale.......    $29,603       $144,407       $247,694        $590,040       $1,011,744
                                      -------       --------       --------        --------       ----------
                                      -------       --------       --------        --------       ----------
                                         6.67%          6.53%          6.07%           4.80%            5.41%
                                      -------       --------       --------        --------       ----------
                                      -------       --------       --------        --------       ----------

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

     Table 9 sets forth the expected maturity and yields of Sovereign's investment and mortgage-backed securities held-to-maturity at December 31, 1997 (in thousands):

      TABLE 9: INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY
                               MATURITY SCHEDULE

                                                             AT DECEMBER 31, 1997, DUE
                                         ------------------------------------------------------------------
                                         IN ONE YEAR     ONE YEAR      FIVE YEARS      AFTER
                                           OR LESS     --FIVE YEARS    --TEN YEARS   TEN YEARS     TOTAL
                                         -----------   -------------   -----------   ---------   ----------
Investment Securities:
  U.S. Treasury and government agency
    securities.........................    $ 1,749      $    9,378     $       --    $  1,000    $   12,127
                                              5.07%           6.21%            --        7.04%         6.11%
  Corporate securities.................         50           1,000             --          --         1,050
                                              6.80%           8.20%            --          --          8.13%
  Other securities.....................        217              50          2,940      66,575        69,782
                                              3.32%           3.20%          6.65%       9.73%         9.58%
Mortgage-backed Securities:
  FHLMC................................      1,560          32,561        210,455         985       245,561
                                              6.76%           8.07%          7.47%       8.51%         7.55%
  FNMA.................................      9,887          21,023         61,913      23,655       116,478
                                              7.35%           7.01%          7.42%       7.67%         7.39%
  GNMA.................................         --           2,960        258,905     124,406       386,271
                                                --            7.52%          6.93%       6.94%         6.94%
  RTC..................................         --              --             --         411           411
                                                --              --             --        7.26%         7.26%
  Private issues.......................         --          64,379         36,026       4,901       105,306
                                                --            7.04%          7.18%       7.21%         7.10%
  Collateralized mortgage
    obligations........................      3,478         887,843        709,235     334,273     1,934,829
                                             10.04%           7.25%          7.36%       7.24%         7.29%
                                           -------      ----------     ----------    --------    ----------
    Total investment and
      mortgage-backed securities
      held-to-maturity.................    $16,941      $1,019,194     $1,279,474    $556,206    $2,871,815
                                           -------      ----------     ----------    --------    ----------
                                           -------      ----------     ----------    --------    ----------
                                              7.56%           7.25%          7.29%       7.49%         7.32%
                                           -------      ----------     ----------    --------    ----------
                                           -------      ----------     ----------    --------    ----------

     Table 10 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's shareholders' equity which were held by Sovereign at December 31, 1997 (in thousands):

              TABLE 10: INVESTMENT AND MORTGAGE-BACKED SECURITIES

                                                                 AT DECEMBER 31, 1997
                                                              ---------------------------
                           ISSUER                             CARRYING VALUE   FAIR VALUE
                           ------                             --------------   ----------
G.E. Capital Mortgage Servicing, Inc........................     $282,891       $282,156
PHH Mortgage Servicing Corp.................................      346,773        348,045
Prudential Home Mortgage Securities, Inc....................      140,338        140,528
Residential Funding Mortgage Securities, Inc................      220,511        221,074
                                                                 --------       --------
  Total.....................................................     $990,513       $991,803
                                                                 --------       --------
                                                                 --------       --------

     Other Assets. Premises and equipment at December 31, 1997 was $67.2 million compared to $74.6 million at December 31, 1996. This decrease is primarily attributable to depreciation and the 1997 disposition of First State's corporate headquarters building and other fixed assets without a corresponding increase in purchases.

     Goodwill and intangible assets at December 31, 1997 were $115.9 million compared to $116.9 million at December 31, 1996. This nominal decrease is due to the planned amortization of these assets, offset by additional goodwill created through the Fleet Auto acquisition in 1997.

     Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at December 31, 1997 were $7.89 billion compared to $7.24 billion at December 31, 1996.

     Table 11 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

                    TABLE 11:  DEPOSIT PORTFOLIO COMPOSITION

                                                                     AT DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                  1997                    1996                    1995
                                          ---------------------   ---------------------   ---------------------
                                                         % OF                    % OF                    % OF
              ACCOUNT TYPE                 BALANCE     DEPOSITS    BALANCE     DEPOSITS    BALANCE     DEPOSITS
----------------------------------------  ----------    ------    ----------    ------    ----------    ------
Demand deposit and NOW accounts.........  $  952,504     12.07%   $  874,379     12.08%   $  746,232     10.31%
Savings accounts........................   1,683,670     21.34     1,677,814     23.19     1,585,856     21.91
Money market accounts...................     698,405      8.85       661,987      9.15       774,165     10.70
Retail certificates of deposit..........   4,073,578     51.63     3,795,733     52.46     3,889,066     53.73
                                          ----------    ------    ----------    ------    ----------    ------
  Total retail deposits.................   7,408,157     93.89     7,009,913     96.88     6,995,319     96.65
Jumbo certificates of deposit...........     481,764      6.11       225,482      3.12       242,404      3.35
                                          ----------    ------    ----------    ------    ----------    ------
  Total deposits........................  $7,889,921    100.00%   $7,235,395    100.00%   $7,237,723    100.00%
                                          ----------    ------    ----------    ------    ----------    ------
                                          ----------    ------    ----------    ------    ----------    ------

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

     Total borrowings at December 31, 1997 were $5.49 billion of which $4.63 billion were short-term compared to total borrowings of $4.48 billion of which $3.38 billion were short-term at December 31, 1996.

     Table 12 presents information regarding borrowings at the dates indicated (in thousands):

                             TABLE 12:  BORROWINGS

                                                              AT DECEMBER 31,
                             ---------------------------------------------------------------------------------
                                       1997                        1996                        1995
                             -------------------------   -------------------------   -------------------------
                                            WEIGHTED                    WEIGHTED                    WEIGHTED
                              BALANCE     AVERAGE RATE    BALANCE     AVERAGE RATE    BALANCE     AVERAGE RATE
                             ----------   ------------    -------     ------------    -------     ------------
Securities sold under
  repurchase agreements....  $  430,057       5.91%      $  603,090       5.65%      $  431,024       6.32%
FHLB advances..............   4,873,347       5.94        3,694,446       5.85        2,002,656       5.76
Other borrowings...........     188,151       5.88          178,748       7.45          187,326       7.34
                             ----------       ----       ----------       ----       ----------       ----
  Total borrowings.........  $5,491,555       5.94%      $4,476,284       5.89%      $2,621,006       5.97%
                             ----------       ----       ----------       ----       ----------       ----
                             ----------       ----       ----------       ----       ----------       ----

     Through the use of interest rate swaps, $2.10 billion of the FHLB advances at December 31, 1997 have been effectively converted from variable rate obligations to fixed rate obligations.

     At December 31, 1997, other borrowings included $28.5 million of subordinated debentures which have, through the use of an interest rate swap, been converted from a fixed rate obligation to a variable rate obligation.

     In addition, $1.20 billion of borrowings have been protected from upward repricing through the use of interest rate caps, floor and/or corridors. Effective during the first quarter of 1998, $650.0 million of short-term, variable rate borrowings will be converted to longer-term, fixed rate borrowings through the use of forward swaps.

     Stockholders' Equity. Total stockholders' equity at December 31, 1997 was $778.2 million compared to $701.4 million at December 31, 1996. The increase in stockholders' equity was primarily attributable to the retention of earnings of $77.6 million in 1997.

                        LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio for December 1997 was 29.4%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $90 million per month. At December 31, 1997, Sovereign had $3.21 billion in unpledged investment and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

     Cash and cash equivalents increased $68.2 million for 1997. Net cash provided by operating activities was $67.2 million for 1997. Net cash used by investing activities for 1997 was $1.75 billion consisting primarily of purchases of mortgage-backed securities and loans, partially offset by proceeds from repayments and maturities of investment and mortgage-backed securities held-to-maturity. Net cash used for purchases of loans was $2.76 billion for 1997 compared to $1.40 billion for 1996. This increase is primarily attributable to the acquisition of Fleet Auto and increased purchases of residential mortgage loans through the secondary market. Net cash provided by financing activities for 1997 was $1.75 billion which includes an increase in deposits of $655.7 million, an increase in short-term borrowings of $426.8 million and an increase in proceeds from long-term borrowings of $584.2 million.

     At December 31, 1997, Sovereign Bank was classified as well-capitalized and was in compliance with all capital requirements. For a detailed discussion on regulatory capital requirements, see Part I, Item 1 "Business -- Supervision and Regulation -- Regulatory Capital Requirements" and Note 11 at Item 8 "Financial Statements and Supplementary Data" hereof.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at December 31, 1997:

                                                                                        WELL
                                        SOVEREIGN    SOVEREIGN        MINIMUM        CAPITALIZED
                                        BANCORP(1)     BANK         REQUIREMENT      REQUIREMENT
                                        ----------   ---------      -----------      -----------
Tangible capital to tangible
  assets..........................         4.60%        5.61%          1.50%             None
Leverage (core) capital to
  tangible
  assets..........................         5.24         5.55           3.00              5.00%
Leverage (core) capital to
  risk-adjusted
  assets..........................         9.26         9.94           4.00              6.00
Risk-based capital to
  risk-adjusted
  assets..........................        12.15        11.01           8.00             10.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a positive 5.80% at December 31, 1997.

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

     Sovereign manages the one year interest rate gap within a range of +/-10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +200 basis point instantaneous parallel rate shock environment to be within a 10% loss. At December 31, 1997, Sovereign estimates that if interest rates rise by 200 basis points, net interest income would increase by $17.2 million or 4.33%.

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

     Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities and interest rate floors are generally used to limit the exposure from the repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection.

     Due to competitive conditions, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline which are originated for sale.

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

     Table 13 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 1997, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

                            TABLE 13:  GAP ANALYSIS

                                                                             AT DECEMBER 31, 1997, REPRICING
                                                               -----------------------------------------------------------
                                                                   0-3        4 MONTHS          YEAR 2
                                                                 MONTHS        -1 YEAR          & OVER            TOTAL
                                                               -----------   -----------      -----------      -----------
Interest-earning assets:
  Investment and mortgage-backed securities(1)(2)...........   $ 1,184,034   $ 1,368,356      $ 1,361,560      $ 3,913,950
                                                                      6.60%         7.51%            7.38%            7.19%
  Loans(3)..................................................     2,025,016     3,056,088        4,774,351        9,855,455
                                                                      8.42%         7.86%            7.93%            8.01%
                                                               -----------   -----------      -----------      -----------
Total interest-earning assets...............................     3,209,050     4,424,444        6,135,911       13,769,405
                                                                      7.75%         7.75%            7.81%            7.78%
Non-interest-earning assets.................................            --            --          566,878          566,878
                                                               -----------   -----------      -----------      -----------
Total assets................................................   $ 3,209,050   $ 4,424,444      $ 6,702,789      $14,336,283
                                                                      7.75%         7.75%            7.15%            7.47%
                                                               -----------   -----------      -----------      -----------
Interest-bearing liabilities:
  Deposits(4)...............................................   $ 2,312,824   $ 2,560,949      $ 3,016,148      $ 7,889,921
                                                                      5.09%         5.37%            2.86%            4.33%
  Borrowings................................................     3,356,284     1,242,291          892,980        5,491,555
                                                                      5.85%         6.08%            6.10%            5.94%
                                                               -----------   -----------      -----------      -----------
Total interest-bearing liabilities..........................     5,669,108     3,803,240        3,909,128       13,381,476
                                                                      5.54%         5.60%            3.60%            4.99%
Non-interest-bearing liabilities............................            --            --          176,560          176,560
Stockholders' equity........................................            --            --          778,247          778,247
                                                               -----------   -----------      -----------      -----------
Total liabilities and stockholders' equity..................   $ 5,669,108   $ 3,803,240      $ 4,863,935      $14,336,283
                                                                      5.54%         5.60%            2.89%            4.66%
                                                               -----------   -----------      -----------      -----------
Excess assets (liabilities) before effect of off-balance
  sheet positions...........................................   $(2,460,058)  $   621,204      $ 1,838,854
                                                               -----------   -----------      -----------
  To total assets...........................................        (17.16)%        4.33%           12.83%            2.81%
                                                               -----------   -----------      -----------      -----------
                                                               -----------   -----------      -----------      -----------
Cumulative excess assets (liabilities) before effect of
  off-balance sheet positions...............................   $(2,460,058)  $(1,838,854)     $        --
                                                               -----------   -----------      -----------
                                                               -----------   -----------      -----------
    To total assets.........................................        (17.16)%      (12.83)%
Effect of off-balance sheet positions on assets and
  liabilities...............................................   $ 1,788,831   $   881,763      $(2,670,594)
                                                               -----------   -----------      -----------
Excess assets (liabilities) after effect of off-balance
  sheet positions...........................................   $  (671,227)  $ 1,502,967      $  (831,740)
                                                               -----------   -----------      -----------
                                                               -----------   -----------      -----------
    To total assets.........................................         (4.68)%       10.48%           (5.80)%
Cumulative excess assets (liabilities) after off-balance
  sheet positions...........................................   $  (671,227)  $   831,740      $        --
                                                               -----------   -----------      -----------
                                                               -----------   -----------      -----------
    To total assets.........................................         (4.68)%        5.80%

------------------
(1) Includes interest-earning deposits.

(2) Mortgage-backed securities include market rate prepayment and repayment assumptions. Balances on these securities are presented net of deferred loan fees.

(3) Loan balances include annual prepayment and repayment assumptions between 6% and 45% initially with gradual slowing thereafter. Loan balances are presented net of deferred loan fees and include loans held for sale and the allowance for loan losses.

(4) Savings, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 8%.

     Table 14 presents selected quarterly consolidated financial data (in thousands, except per share data):

           TABLE 14:  SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                   THREE MONTHS ENDED
                                 ---------------------------------------------------------------------------------------
                                 DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                   1997       1997        1997       1997       1996       1996        1996       1996
                                 --------   ---------   --------   --------   --------   ---------   --------   --------
Total interest income..........  $266,143   $244,371    $231,559   $218,655   $219,746   $213,979    $198,690   $186,179
Total interest expense.........   170,751    159,278     149,903    139,947    141,457    136,167     122,517    114,332
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net interest income............    95,392     85,093      81,656     78,708     78,289     77,812      76,173     71,847
Provision for possible loan
  losses.......................     6,000     19,199       2,150      9,850      5,200      5,800       2,666      1,700
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net interest income after
  provision....................    89,392     65,894      79,506     68,858     73,089     72,012      73,507     70,147
Other income...................    11,150      9,203      10,076      8,051     15,214     12,374       9,861      8,855
Other expenses.................    52,050     45,707      43,567     41,532     50,150     49,586      46,267     41,728
One-time, merger-related
  charges(1)...................        --     21,303          --      7,955         --         --          --         --
Non-recurring SAIF
  assessment(2)................        --         --          --         --      3,096     30,657          --         --
                                 --------   --------    --------   --------   --------   --------    --------   --------
Income before income taxes.....    48,492      8,087      46,015     27,422     35,057      4,143      37,101     37,274
Income tax provision...........    18,427      5,547      17,300     11,102     13,793      1,902      13,860     13,881
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income.....................  $ 30,065   $  2,540    $ 28,715   $ 16,320   $ 21,264   $  2,241    $ 23,241   $ 23,393
                                 --------   --------    --------   --------   --------   --------    --------   --------
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income before one-time,
  merger-related charges and
  non-recurring SAIF
  assessment...................  $ 30,065   $ 28,571    $ 28,715   $ 27,020   $ 23,018   $ 21,333    $ 23,241   $ 23,393
                                 --------   --------    --------   --------   --------   --------    --------   --------
                                 --------   --------    --------   --------   --------   --------    --------   --------
Net income (loss) applicable to
  common stock.................  $ 28,506   $    979    $ 27,153   $ 14,758   $ 19,701   $    679    $ 21,679   $ 21,830
                                 --------   --------    --------   --------   --------   --------    --------   --------
                                 --------   --------    --------   --------   --------   --------    --------   --------
Basic earnings per
  share(3)(4)..................  $    .27   $    .00    $    .26   $    .14   $    .19   $    .00    $    .21   $    .21
Diluted earnings per
  share(3)(4)..................       .24        .02         .24        .13        .18        .02         .19        .19
Market prices(3)
  High.........................        18    14 9/16    12 11/16   11 11/16     9 7/16      7 5/8     7 13/16      7 3/4
  Low..........................   14 5/16     12 1/4       9 1/2      9 1/8     7 9/16    6 11/16     6 15/16     6 7/16
Dividends per common
  share(3)(5)..................      .017       .011        .032       .032       .031       .031        .031       .029

------------------

(1) Reflects one-time, merger charges of $38.3 million ($25.9 million after-tax) related to the acquisition of Bankers during the three-month period ended September 30, 1997 of which $17.0 million (pre-tax) is classified as provision for possible loan losses. Reflects one-time, merger charges of $15.9 million ($10.7 million after-tax) related to the acquisition of First State during the three-month period ended March 31, 1997 of which $7.9 million (pre-tax) is classified as provision for possible loan losses.

(2) Reflects a non-recurring SAIF assessment of $20.9 million (after-tax) paid to the FDIC for the recapitalization of the SAIF.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1998.

(4) Results for the three-month periods ended September 30, 1997 and March 31, 1997 include one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, basic earnings per share for the three-month periods ended September 30, 1997 and March 31, 1997 were $.25 and $.24, respectively and diluted earnings per share for the same periods were $.23 and $.22, respectively. Results for the three-month periods ended December 31, 1996 and September 30, 1996 include the non-recurring SAIF assessment described in Note 2 above. Excluding the non-recurring SAIF assessment, basic earnings per share for the three-month periods ended December 31, 1996 and September 30, 1996 were $.20 and $.19, respectively and diluted earnings per share for the same periods were $.19 and $.18, respectively.

(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Income. Net operating income for the year ended December 31, 1996 was $91.0 million. This represents an increase of 13% over net operating income of $80.4 million reported for 1995. Operating earnings per share was $.75 for 1996, which represents an increase of 9% over 1995 operating earnings per share of $.69. Return on average equity and return on average assets were 13.36% and
 .78%, respectively, for 1996 compared to 13.53% and .84%, respectively, for 1995. Return on average risk-adjusted assets was 1.60% for 1996 compared to 1.72% for 1995. The amounts presented exclude a non-recurring SAIF assessment of $20.9 million (after-tax) paid to the FDIC during 1996 for the recapitalization of the SAIF.

     Reported net income for the year ended December 31, 1996, including the impact of the non-recurring SAIF assessment, was $70.1 million or $.58 per share.

     Net Interest Income. Net interest income for 1996 was $304.1 million compared to $252.3 million for 1995. This represents an increase of 21% and is primarily due to an increase in average balances resulting from internal growth.

     Interest on interest-earning deposits was $3.4 million for 1996 compared to $4.0 million for 1995. The average balance of interest-earning deposits was $16.3 million with an average yield of 20.89% for 1996 compared to an average balance of $25.7 million with an average yield of 15.57% for 1995. The high yields in 1996 and 1995 were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-bearing deposits in future years.

     Interest on investment and mortgage-backed securities available-for-sale was $36.4 million for 1996 compared to $10.6 million for 1995. The average balance of investment and mortgage-backed securities available-for-sale was $552.3 million with an average yield of 6.89% for 1996 compared to an average balance of $156.2 million with an average yield of 7.04% for 1995. The increase in average balance was the result of the reclassification of $773.0 million of securities from held-to-maturity to available-for-sale in December 1995.

     Interest on investment and mortgage-backed securities held-to-maturity was $213.6 million for 1996 compared to $187.4 million for 1995. The average balance of investment and mortgage-backed securities held-to-maturity was $3.02 billion with an average yield of 7.08% for 1996 compared to an average balance of $2.72 billion with an average yield of 6.89% for 1995.

     Interest and fees on loans were $565.1 million for 1996 compared to $464.6 million for 1995. The average balance of loans was $7.52 billion with an average yield of 7.52% for 1996 compared to an average balance of $6.25 billion with an average yield of 7.43% for 1995. The increases in average balance and interest were primarily due to the origination of $2.31 billion of residential mortgage loans of which $1.88 billion (principally discounted adjustable rate loans) were retained in Sovereign's loan portfolio. The increase in average yield was the result of the upward repricing of discounted adjustable rate loans which Sovereign originated in 1995 and the greater emphasis placed on higher yielding commercial and consumer loans in 1996 than in 1995.

     Interest on total deposits was $297.8 million for 1996 compared to $300.8 million for 1995. The average balance of total deposits was $7.12 billion with an average cost of 4.18% for 1996 compared to an average balance of $6.98 billion with an average cost of 4.31% for 1995. Despite a general rise in interest rates, the average cost of deposits decreased due to increased average balances of lower interest rate deposit products.

     Interest on total borrowings was $216.7 million for 1996 compared to $113.6 million for 1995. The average balance of total borrowings was $3.66 billion with an average cost of 5.92% for 1996 compared to an average balance of $1.92 billion with an average cost of 5.93% for 1995. The increase in average balance was the result of balance sheet growth being funded principally by borrowings.

     Provision for Possible Loan Losses. The provision for possible loan losses was $15.4 million for 1996 compared to $8.2 million for 1995. This represents an increase of 88% and was primarily the result of a strategic restructuring by First State in 1996 in which substantially all of First State's non-performing assets were liquidated, thereby necessitating the higher loan loss provision in 1996. Sovereign's 1996 loan loss provision also increased in response to its non-residential lending efforts and the inherent risk associated with these products. In addition, Sovereign acquired approximately $713,000 in loan loss reserve as a result of its acquisition of West Jersey during 1996.

     During 1996, Sovereign charged-off (net of recoveries) $12.5 million of loans compared to $10.3 million during 1995. The increased level of charge-offs is primarily due to growth of $1.9 billion, or 29% in Sovereign's loan portfolio during 1996.

     Other Income. Total other income was $46.3 million for 1996 compared to $32.9 million for 1995.

     Other loan fees and service charges were $19.1 million for 1996 compared to $8.6 million for 1995. This increase was primarily attributable to substantially higher fees earned in 1996 by First State's credit card portfolio compared to 1995. Excluding First State's credit card portfolio, other loan fees and service charges for 1996 and 1995 were $6.4 million and $6.3 million, respectively. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. At December 31, 1996, Sovereign serviced $6.50 billion of its own loans and $1.41 billion of loans for others. This compares to $5.62 billion of its own loans and $1.18 billion of loans for others at December 31, 1995.

     Deposit fees were $15.3 million for 1996 compared to $12.8 million for 1995. This increase was primarily the result of an increase in the number of transaction accounts in 1996 compared to 1995.

     Mortgage banking gains were $1.6 million for 1996 compared to $6.2 million for 1995. This decrease was primarily due to a gain of $3.6 million from the sale of $238.5 million of mortgage servicing rights in 1995.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $5.5 million for 1996 compared to losses of $1.3 million for 1995. This increase was primarily attributable to gains of $4.2 million related to the liquidation of $156.5 million of available-for-sale and equity securities in 1996 and losses of $1.6 million resulting from the sale of securities available-for-sale by Bankers in 1995.

     Miscellaneous income was $4.9 million for 1996 compared to $6.8 million for 1995. This decrease was primarily due to a $2.6 million gain related to the sale of $130.6 million of deposits sold in 1995.

     General and Administrative Expenses. Total general and administrative expenses were $170.5 million for 1996 compared to $138.8 million for 1995. The ratio of general and administrative expenses to average assets was 1.47% for 1996 compared to 1.44% for 1995.

     Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1996 was 49.28% compared to 49.18% for 1995. The slight increase in these expense ratios was primarily the result of higher Outside Services expense in 1996 related to First State's credit card portfolio compared to 1995. Excluding First State's credit card portfolio, total general and administrative expenses for 1996 increased by 14% over 1995 levels. This compares to a 21% increase in the average balance sheet over the same period.

     Other Operating Expenses. Total other operating expenses were $51.0 million for 1996 compared to $16.5 million for 1995. This increase is primarily the result of a non-recurring SAIF assessment of $33.8 million paid to the FDIC for the recapitalization of the SAIF in 1996. Also included in other operating expenses was amortization of goodwill and other intangible assets of $12.7 million for 1996 compared to $13.5 million for 1995 and net REO losses of $4.5 million for 1996 compared to $2.9 million for 1995.

     Income Tax Provision. The income tax provision was $43.4 million for 1996 compared to $41.4 million for 1995. The effective tax rate for 1996 was 38.2% compared to 34.0% for 1995. The increased effective tax rate in 1996 was primarily attributable to a lower than normal effective tax rate in 1995, which was caused by the reversal of certain tax reserves which management determined were no longer necessary.

                        MARKET AND DIVIDEND INFORMATION

     Sovereign's common and preferred stock is traded and listed on the NASDAQ National Market System under the symbol "SVRN" and "SVRNP," respectively. Options on Sovereign common stock are traded on the Philadelphia Stock Exchange
(PHLX) under the symbol "SVRN" or "SQV." At December 31, 1997, the total number of holders of record of Sovereign's common stock was 10,601.

     Holders of Sovereign's common stock are entitled to receive dividends when, as and if declared by Sovereign's Board of Directors, out of funds legally available therefor. The timing and amount of any future dividends will depend on earnings, capital requirements, federal and state laws, regulations and policies and other factors including the amounts of dividends payable to Sovereign by its subsidiaries. The current quarterly dividend, adjusted to reflect all stock dividends and stock splits declared through January 1998, is $.020 per share.

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

INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

     Management assessed Sovereign's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997. This assessment was based on criteria for effective internal control over the preparation of its published annual financial statements described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained an effective internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1997.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

     Management assessed compliance by Sovereign Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Sovereign Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1997.


/s/ Jay S. Sidhu            /s/ Karl D. Gerhart         /s/ Mark R. McCollom
-----------------------     -----------------------     ------------------------
JAY S. SIDHU                KARL D. GERHART             MARK R. MCCOLLOM
PRESIDENT AND               TREASURER AND               CHIEF ACCOUNTING OFFICER
CHIEF EXECUTIVE OFFICER     CHIEF FINANCIAL OFFICER

ITEM 7A.  MANAGEMENT'S DISCUSSION OF MARKET RISK.

     Incorporated herein by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sovereign Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 or 1995 combined financial statements of First State Financial Services, Inc. and Bankers Corp., which statements reflect total assets constituting 25% as of December 31, 1996, and combined net interest income constituting 29% and 31% for the years ended December 31, 1996 and 1995, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for First State Financial Services, Inc. and Bankers Corp., is based solely on the reports of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     In 1997, the Company changed its method of accounting for transfers of financial instruments and extinguishment of liabilities, as discussed in Note 1 to the consolidated financial statements. In 1995, the Company changed its method of accounting for mortgage servicing rights, as discussed in Note 1 to the consolidated financial statements.


/s/ Ernst & Young LLP
------------------------
March 2, 1998
Harrisburg, Pennsylvania

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  AT DECEMBER 31,
                                                             -------------------------
                                                                1997          1996
                                                             -----------   -----------
ASSETS
  Cash and amounts due from depository institutions........  $   189,101   $   127,253
  Interest-earning deposits................................       12,611         6,273
  Loans held for sale (approximate fair value of $22,898
     and $33,162 at December 31, 1997 and 1996,
     respectively).........................................       22,826        32,955
  Investment and mortgage-backed securities
     available-for-sale....................................    1,029,524       528,887
  Investment and mortgage-backed securities
     held-to-maturity (approximate fair value of $2,898,609
     and $3,176,660 at December 31, 1997 and 1996,
     respectively).........................................    2,871,815     3,195,094
  Loans....................................................    9,923,510     8,321,771
  Allowance for possible loan losses.......................      (90,881)      (52,689)
  Premises and equipment...................................       67,178        74,609
  Real estate owned........................................        8,878        15,296
  Accrued interest receivable..............................       87,112        72,029
  Goodwill and other intangible assets.....................      115,907       116,935
  Other assets.............................................       98,702        62,439
                                                             -----------   -----------
        TOTAL ASSETS.......................................  $14,336,283   $12,500,852
                                                             -----------   -----------
                                                             -----------   -----------
LIABILITIES
  Deposits.................................................  $ 7,889,921   $ 7,235,395
  Borrowings
     Short-term............................................    4,633,714     3,379,208
     Long-term.............................................      857,841     1,097,076
  Advance payments by borrowers for taxes and insurance....       38,946        38,152
  Other liabilities........................................       40,142        49,596
                                                             -----------   -----------
        Total Liabilities..................................   13,460,564    11,799,427
                                                             -----------   -----------
  Corporation-obligated mandatorily redeemable capital
     securities of subsidiary trust holding solely
     subordinated debentures of Sovereign Bancorp, Inc.
     ("Trust Preferred Securities")........................       97,472            --
                                                             -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
     preference; 7,500,000 shares authorized; 1,996,467
     shares issued and outstanding at December 31, 1997 and
     2,000,000 shares issued and outstanding at December
     31, 1996..............................................       96,276        96,446
  Common stock; no par value; 200,000,000 shares
     authorized; 112,146,144 shares issued at December 31,
     1997 and 115,117,224 shares issued at December 31,
     1996..................................................      382,531       399,580
  Unallocated common stock held by the Employee Stock
     Ownership Plan at cost; 4,611,132 shares at December
     31, 1997 and 5,076,857 shares at December 31, 1996....      (31,194)      (33,316)
  Treasury stock; at cost; 13,210 shares at December 31,
     1997 and 4,526,630 shares at December 31, 1996........         (185)      (27,651)
  Unrecognized gain on investment and mortgage-backed
     securities available-for-sale, net of tax.............       10,846         1,794
  Retained earnings........................................      319,973       264,572
                                                             -----------   -----------
     Total Stockholders' Equity............................      778,247       701,425
                                                             -----------   -----------
        TOTAL LIABILITIES, MINORITY INTERESTS AND
           STOCKHOLDERS' EQUITY............................  $14,336,283   $12,500,852
                                                             -----------   -----------
                                                             -----------   -----------

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1997       1996       1995
                                                        --------   --------   --------
INTEREST INCOME:
  Interest on interest-earning deposits...............  $  4,258   $  3,406   $  3,995
  Interest and dividends on investment and
     mortgage-backed securities.......................   288,501    250,046    198,057
  Interest and fees on loans..........................   667,969    565,142    464,593
                                                        --------   --------   --------
           Total interest income......................   960,728    818,594    666,645
                                                        --------   --------   --------
INTEREST EXPENSE:
  Interest on deposits................................   320,567    297,806    300,754
  Interest on borrowings..............................   299,312    216,667    113,634
                                                        --------   --------   --------
           Total interest expense.....................   619,879    514,473    414,388
                                                        --------   --------   --------
NET INTEREST INCOME...................................   340,849    304,121    252,257
Provision for possible loan losses....................    37,199     15,366      8,150
                                                        --------   --------   --------
Net interest income after provision for possible loan
  losses..............................................   303,650    288,755    244,107
                                                        --------   --------   --------
OTHER INCOME:
  Other loan fees and service charges.................     9,115     19,054      8,573
  Deposit fees........................................    16,545     15,285     12,751
  Mortgage banking gains..............................     6,388      1,622      6,167
  Gain/(loss) on sale of loans and investment and
     mortgage-backed securities available-for-sale....       599      5,482     (1,343)
  Miscellaneous income................................     5,833      4,861      6,788
                                                        --------   --------   --------
           Total other income.........................    38,480     46,304     32,936
                                                        --------   --------   --------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Salaries and employee benefits......................    72,371     68,955     57,364
  Occupancy and equipment expenses....................    30,819     27,350     24,063
  Outside services....................................    24,450     33,754     16,874
  Deposit insurance premiums..........................     3,688     11,302     13,966
  Advertising.........................................     6,558      4,866      5,989
  Other administrative expenses.......................    25,452     24,232     20,528
                                                        --------   --------   --------
           Total general and administrative
             expenses.................................   163,338    170,459    138,784
                                                        --------   --------   --------
OTHER OPERATING EXPENSES:
  One-time, merger-related charges....................    29,258         --         --
  Non-recurring SAIF assessment.......................        --     33,753         --
  Amortization of goodwill and other intangible
     assets...........................................    11,715     12,744     13,549
  Trust Preferred Securities expense..................     6,989         --         --
  Real estate owned losses, net.......................       814      4,528      2,946
                                                        --------   --------   --------
           Total other operating expenses.............    48,776     51,025     16,495
                                                        --------   --------   --------
Income before income taxes............................   130,016    113,575    121,764
Income tax provision..................................    52,376     43,436     41,354
                                                        --------   --------   --------
NET INCOME............................................  $ 77,640   $ 70,139   $ 80,410
                                                        --------   --------   --------
                                                        --------   --------   --------
NET INCOME APPLICABLE TO COMMON STOCK.................  $ 71,396   $ 63,889   $ 75,722
                                                        --------   --------   --------
                                                        --------   --------   --------
BASIC EARNINGS PER SHARE(1)                             $    .67   $    .61   $    .72
                                                        --------   --------   --------
                                                        --------   --------   --------
DILUTED EARNINGS PER SHARE(1)                           $    .63   $    .58   $    .69
                                                        --------   --------   --------
                                                        --------   --------   --------
DIVIDENDS PER COMMON SHARE(1).........................  $   .092   $   .122   $   .108
                                                        --------   --------   --------
                                                        --------   --------   --------

------------------
(1) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1998.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                              UNALLOCATED
                                                                                                                COMMON
                                       COMMON       PREFERRED                                                    STOCK
                                       SHARES        SHARES       COMMON    PREFERRED   RETAINED   TREASURY     HELD BY
                                     OUTSTANDING   OUTSTANDING    STOCK       STOCK     EARNINGS    STOCK        ESOP
                                     -----------   -----------   --------   ---------   --------   --------   -----------
BALANCE, DECEMBER 31, 1994.........    100,423           --      $347,037    $    --    $185,988   $(15,232)   $ (1,134)
Net Income.........................         --           --           --          --     80,410         --           --
Exercise of stock options..........        691           --          537          --         --        583           --
Cash in lieu of fractional
 shares............................         --           --           (2)         --         --         --           --
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan...............        301           --        1,963          --         --         --           --
Stock dividends....................      3,292           --       20,571          --    (20,571)        --           --
Dividends on common stock,
 $.108 per share...................         --           --           --          --    (11,413)        --           --
Preferred stock offering...........         --        2,000           --      96,446         --         --           --
Dividends paid on preferred stock,
 $2.344 per share..................         --           --           --          --     (4,688)        --           --
Treasury stock repurchase..........       (145)          --           --          --         --       (956)          --
Unrecognized gain on investment and
 mortgage-backed securities
 available-for-sale, net of tax....         --           --           --          --         --         --           --
Purchase of shares under Employee
 Stock Ownership Plan..............     (4,509)          --           --          --         --         --      (30,286)
Allocation of shares under Employee
 Stock Ownership Plan..............        520           --           --          --         --         --        2,027
Other..............................         30           --          630          --       (545)        --           --
                                       -------        -----      --------    -------    --------   --------    --------
BALANCE, DECEMBER 31, 1995.........    100,603        2,000      370,736      96,446    229,181    (15,605)     (29,393)
                                       -------        -----      --------    -------    --------   --------    --------
Net Income.........................         --           --           --          --     70,139         --           --
Exercise of stock options..........        823           --          900          --         --        912           --
Cash in lieu of fractional
 shares............................         --           --           (2)         --         (9)        --           --
Sale of stock under Dividend
 Reinvestment and Employee Stock
 Purchase Plan.....................        241           --        1,699          --         --         --           --
Stock dividends....................      3,486           --       24,509          --    (24,509)        --           --
Stock dividends on unallocated
 Employee Stock Ownership Plan
 shares............................       (215)          --           --          --      1,506         --       (1,506)
Dividends on common stock,
 $.122 per share...................         --           --           --          --    (12,741)        --           --
Dividends paid on preferred stock,
 $3.125 per share..................         --           --           --          --     (6,250)        --           --
Treasury stock repurchase..........     (1,675)          --           --          --         --    (12,958)          --
Unrecognized loss on investment and
 mortgage-backed securities
 available-for-sale, net of tax....         --           --           --          --         --         --           --
Purchase of shares under Employee
 Stock Ownership Plan..............       (653)          --           --          --         --         --       (4,559)
Allocation of shares under Employee
 Stock Ownership Plan..............        478           --          643          --         --         --        2,142
Issuance of stock for West
 Jersey............................      2,396           --        1,030          --      7,255         --           --
Other..............................         30           --           65          --         --         --           --
                                       -------        -----      --------    -------    --------   --------    --------
BALANCE, DECEMBER 31, 1996.........    105,514        2,000      399,580      96,446    264,572    (27,651)     (33,316)
                                       -------        -----      --------    -------    --------   --------    --------
Net Income.........................         --           --           --          --     77,640         --           --
Exercise of stock options..........      1,099           --        2,716          --         --      1,055           --
Cash in lieu of fractional
 shares............................         (3)          --          (28)         --         --         --           --
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan...............        216           --        2,544          --         --         --           --
Dividends on common stock,
 $.092 per share...................         --           --           --          --     (9,778)        --           --
Dividends paid on preferred stock,
 $3.128 per share..................         --           --           --          --     (6,244)        --           --
Treasury stock repurchase..........        (40)          --           --          --         --       (473)          --
Treasury stock sale................         36           --           --          --         --        376           --
Retirement of treasury shares......         --           --      (26,508)         --         --     26,508           --
Unrecognized gain on investment and
 mortgage-backed securities
 available-for-sale, net of tax....         --           --           --          --         --         --           --
Conversion of preferred stock......         25           (4)         170        (170)        --         --           --
Allocation of shares under Employee
 Stock Ownership Plan..............        466           --        2,836          --         --         --        2,122
Adjustment for First State's
 different fiscal year end.........        209           --        1,010          --     (6,217)        --           --
Other..............................         --           --          211          --         --         --           --
                                       -------        -----      --------    -------    --------   --------    --------
BALANCE, DECEMBER 31, 1997.........    107,522        1,996      $382,531    $96,276    $319,973   $  (185)    $(31,194)
                                       -------        -----      --------    -------    --------   --------    --------
                                       -------        -----      --------    -------    --------   --------    --------

                                     UNRECOGNIZED
                                     LOSS/GAIN ON
                                      AVAILABLE-        TOTAL
                                       FOR-SALE     STOCKHOLDERS'
                                      PORTFOLIO        EQUITY
                                     ------------   -------------
BALANCE, DECEMBER 31, 1994.........    $(3,072)       $513,587
Net Income.........................         --          80,410
Exercise of stock options..........         --           1,120
Cash in lieu of fractional
 shares............................         --              (2)
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan...............         --           1,963
Stock dividends....................         --              --
Dividends on common stock,
 $.108 per share...................         --         (11,413)
Preferred stock offering...........         --          96,446
Dividends paid on preferred stock,
 $2.344 per share..................         --          (4,688)
Treasury stock repurchase..........         --            (956)
Unrecognized gain on investment and
 mortgage-backed securities
 available-for-sale, net of tax....      6,971           6,971
Purchase of shares under Employee
 Stock Ownership Plan..............         --         (30,286)
Allocation of shares under Employee
 Stock Ownership Plan..............         --           2,027
Other..............................         --              85
                                       -------        --------
BALANCE, DECEMBER 31, 1995.........      3,899         655,264
                                       -------        --------
Net Income.........................         --          70,139
Exercise of stock options..........         --           1,812
Cash in lieu of fractional
 shares............................         --             (11)
Sale of stock under Dividend
 Reinvestment and Employee Stock
 Purchase Plan.....................         --           1,699
Stock dividends....................         --              --
Stock dividends on unallocated
 Employee Stock Ownership Plan
 shares............................         --              --
Dividends on common stock,
 $.122 per share...................         --         (12,741)
Dividends paid on preferred stock,
 $3.125 per share..................         --          (6,250)
Treasury stock repurchase..........         --         (12,958)
Unrecognized loss on investment and
 mortgage-backed securities
 available-for-sale, net of tax....     (2,105)         (2,105)
Purchase of shares under Employee
 Stock Ownership Plan..............         --          (4,559)
Allocation of shares under Employee
 Stock Ownership Plan..............         --           2,785
Issuance of stock for West
 Jersey............................         --           8,285
Other..............................         --              65
                                       -------        --------
BALANCE, DECEMBER 31, 1996.........      1,794         701,425
                                       -------        --------
Net Income.........................         --          77,640
Exercise of stock options..........         --           3,771
Cash in lieu of fractional
 shares............................         --             (28)
Sale of stock under Dividend
 Reinvestment Plan and Employee
 Stock Purchase Plan...............         --           2,544
Dividends on common stock,
 $.092 per share...................         --          (9,778)
Dividends paid on preferred stock,
 $3.128 per share..................         --          (6,244)
Treasury stock repurchase..........         --            (473)
Treasury stock sale................         --             376
Retirement of treasury shares......         --              --
Unrecognized gain on investment and
 mortgage-backed securities
 available-for-sale, net of tax....      8,824           8,824
Conversion of preferred stock......         --              --
Allocation of shares under Employee
 Stock Ownership Plan..............         --           4,958
Adjustment for First State's
 different fiscal year end.........        228          (4,979)
Other..............................         --             211
                                       -------        --------
BALANCE, DECEMBER 31, 1997.........    $10,846        $778,247
                                       -------        --------
                                       -------        --------

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997          1996          1995
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $    77,640   $    70,139   $    80,410
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for possible loan losses and deferred taxes.....       30,987        19,809         9,679
  Depreciation..............................................        7,682         8,319         7,281
  Amortization..............................................       19,310         9,660         6,071
  Gain on sale of loans, investment and mortgage-backed
    securities and real estate
    owned...................................................         (395)       (4,718)         (846)
  Allocation of Employee Stock Ownership Plan...............        4,958         2,785         2,027
  Net change in:
    Loans held for sale.....................................       10,129       104,776       (66,200)
    Accrued interest receivable.............................      (15,083)      (11,554)      (15,059)
    Prepaid expenses and other assets.......................      (60,582)      (26,233)        1,138
    Other liabilities.......................................       (7,473)      (19,104)       14,883
                                                              -----------   -----------   -----------
Net cash provided by operating activities...................       67,173       153,879        39,384
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment and mortgage-backed
  securities available-for-sale and held-to-maturity........      771,175       696,199        70,598
Proceeds from repayments and maturities of investment and
  mortgage-backed securities:
  Available-for-sale........................................      141,072       113,394            --
  Held-to-maturity..........................................      937,183       641,537       438,707
Purchases of investment and mortgage-backed securities:
  Available-for-sale........................................     (679,543)     (424,038)     (100,724)
  Held-to-maturity..........................................   (1,331,213)   (1,180,465)   (1,484,748)
Proceeds from sales of loans................................       23,570        69,324        17,178
Purchase of loans...........................................   (2,760,386)   (1,402,490)     (489,826)
Net change in loans other than purchases and sales..........    1,134,321      (470,793)      (19,463)
Proceeds from sales of premises and equipment...............       10,112         2,970        10,729
Purchases of premises and equipment.........................      (10,736)       (6,579)      (20,034)
Proceeds from sales of real estate owned....................       17,907        19,053        17,097
Net cash received from business combinations................           --         4,983         5,569
Other, net..................................................       (4,996)           --            --
                                                              -----------   -----------   -----------
Net cash used by investing activities.......................   (1,751,534)   (1,936,905)   (1,554,917)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Assumption of deposits......................................           --            --       818,913
Net increase (decrease) in deposits.........................      655,666       (88,689)      353,924
Net increase (decrease) in short-term borrowings............      426,785       852,142      (597,821)
Proceeds from long-term borrowings..........................      584,156     1,005,001       910,499
Repayments of long-term borrowings..........................           --            (2)         (716)
Net increase (decrease) in advance payments by borrowers for
  taxes and insurance.......................................          794         2,589        (2,771)
Proceeds from issuance of Trust Preferred Securities........       97,574            --            --
Cash dividends paid to stockholders.........................      (18,003)      (18,820)      (15,844)
Proceeds from issuance of common stock......................        5,997         4,595         3,166
Proceeds from issuance of preferred stock...................           --            --        96,446
Advance to the Employee Stock Ownership Plan................         (325)      (10,206)      (30,286)
Purchase of Treasury Stock..................................          (97)      (12,958)         (956)
                                                              -----------   -----------   -----------
Net cash provided by financing activities...................    1,752,547     1,733,652     1,534,554
                                                              -----------   -----------   -----------
Net change in cash and cash equivalents.....................       68,186       (49,374)       19,021
Cash and cash equivalents at beginning of period............      133,526       182,900       163,879
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $   201,712   $   133,526   $   182,900
                                                              -----------   -----------   -----------
                                                              -----------   -----------   -----------
RECONCILIATION OF CASH AND CASH EQUIVALENTS TO CONSOLIDATED
  BALANCE SHEETS:
Cash and amounts due from depository institutions...........  $   189,101   $   127,253   $   165,376
Interest-earning deposits...................................       12,611         6,273        17,524
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $   201,712   $   133,526   $   182,900
                                                              -----------   -----------   -----------
                                                              -----------   -----------   -----------

SUPPLEMENTAL DISCLOSURES:

     Income tax payments totaled $44.3 million in 1997, $52.1 million in 1996 and $34.8 million in 1995. Interest payments totaled $597.4 million in 1997, $564.2 million in 1996 and $399.0 million in 1995. Noncash activity consisted of mortgage loan securitization of $283.0 million in 1997, $372.1 million in 1996 and $200.9 million in 1995; reclassification of long-term borrowings to short-term borrowings of $824.0 million in 1997, $931.7 million in 1996 and $315.8 million in 1995; and reclassification of mortgage loans to real estate owned of $20.8 million in 1997, $19.4 million in 1996 and $15.4 million in 1995.

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

     a. Principles of Consolidation -- The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank and Sovereign Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information -- All per share data has been restated to reflect the effect of the 6-for-5 stock split which was authorized on January 22, 1998, with a record date of March 31, 1998, the 20% stock split which was authorized on January 16, 1997, with a record date of March 3, 1997, the 5% stock dividends which were authorized on December 20, 1995 and February 22, 1995, with record dates of February 1, 1996 and March 31, 1995, respectively and all prior stock dividends and stock splits.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." This statement supersedes APB Opinion No. 15, "Earnings per Share" and FASB Statement No. 85, "Yield Test for Determining whether a Convertible Security Is a Common Stock Equivalent." The overall objective of SFAS No. 128 is to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." SFAS No. 128 is effective for all periods ending after December 15, 1997. Subsequent to the effective date, all prior-period earnings per share amounts are required to be restated to conform to the provisions of SFAS No. 128.

     Under SFAS No. 128, primary earnings per share has been replaced with basic earnings per share. Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation.

     Under SFAS No. 128, fully diluted earnings per share has been renamed diluted earnings per share. Income available to common stockholders is adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants continues to be calculated using the treasury stock method. However, unlike the calculation of fully diluted earnings per share, the treasury stock method is applied using the average market price for the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock continues to be calculated using the if-converted method. Sovereign adopted SFAS No. 128 in December 1997 and accordingly, the calculation of primary and fully diluted earnings per share for current and prior periods has been restated to conform to the provisions of SFAS No. 128.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The following table presents the computation of earnings per share based on the provisions of SFAS No. 128 for the years indicated (in thousands, except per share data):


BASIC EARNINGS PER SHARE:                                 1997       1996       1995
-------------------------                               --------   --------   --------
Net income attributable to common stock(1)............  $ 71,396   $ 63,889   $ 75,722
                                                        --------   --------   --------
Average basic shares outstanding at end of
  period(3)...........................................   106,472    104,481    105,379
                                                        --------   --------   --------
                                                        --------   --------   --------
Basic earnings per share(2)(3)........................  $    .67   $    .61   $    .72
                                                        --------   --------   --------
                                                        --------   --------   --------

DILUTED EARNINGS PER SHARE:                               1997       1996       1995
---------------------------                             --------   --------   --------
Net income(1).........................................  $ 77,640   $ 70,139   $ 80,410
                                                        --------   --------   --------
Average diluted shares outstanding at end of
  period(3)...........................................   120,831    118,849    114,502
Dilutive effect of average stock options, net of
  shares assumed to be repurchased under the treasury
  stock method(3).....................................     2,116      2,351      2,585
                                                        --------   --------   --------
Total average diluted shares outstanding at end of
  period(3)...........................................   122,947    121,200    117,087
                                                        --------   --------   --------
                                                        --------   --------   --------
Diluted earnings per share(2)(3)......................  $    .63   $    .58   $    .69
                                                        --------   --------   --------
                                                        --------   --------   --------

------------------
(1) The 1997 results include the impact of one-time, merger-related charges of $36.6 million (after-tax) resulting from Sovereign's acquisitions during 1997. The 1996 results include a non-recurring SAIF assessment of $20.9 million (after-tax) paid to the FDIC for the recapitalization of the SAIF.

(2) Excluding the one-time, merger-related charges described in Note 1 above, basic earnings per share and diluted earnings per share for 1997 were $1.02 and $.93, respectively. Excluding the non-recurring SAIF assessment described in Note 1 above, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.75, respectively.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits declared through January 1998.

     d. Interest-earning Deposits -- Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank of Pittsburgh ("FHLB") and deposits with other financial institutions generally having maturities of three months or less.

     e. Investment and Mortgage-backed Securities -- Debt securities that the company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Sovereign has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

     f. Forward Commitments and Options -- Sovereign utilizes forward commitments and/or options to hedge interest rate risk associated with loans held for sale and/or commitments to fund loans. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

     g. Mortgage Banking Activity -- Loans held for sale consist of residential mortgage loans and mortgage-backed securities originated or purchased by Sovereign. They are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

statements of operations. The fair value calculation includes consideration of all open positions, outstanding commitments and related fees paid. Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing net revenues as established by the federally sponsored secondary market makers. Resultant premiums are deferred and amortized over the estimated life of the related mortgages using the constant yield method.

     Effective July 1, 1995, Sovereign prospectively adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that management recognize as separate assets, rights to service mortgage loans for others, however these servicing rights are acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the mortgage servicing rights based on their relative fair value. SFAS No. 122 also requires that management assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights, and that this impairment be recognized through a valuation allowance. The provisions of SFAS No. 122 were adopted in their entirety by SFAS No. 125, which supercedes SFAS No. 122.

     During 1997, Sovereign adopted the requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for various transfers of receivables and other financial assets that occurred during the year. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which defers the effective date for the provisions of SFAS No. 125 relating to accounting for repurchase agreements, dollar rolls, securities lending and similar transactions until January 1, 1998. As a result of the adoption of SFAS No. 125 in 1997, as amended by SFAS No. 127, Sovereign continues to record servicing assets as well as retained rights to future interest income from the serviced assets that exceed the contractual servicing fee (interest-only strips) as assets on the balance sheet at the time the receivables are sold. As a result, the impact of adoption on net income in 1997 was immaterial.

     The following table presents the activity of Sovereign's mortgage servicing rights for the years indicated (in thousands):

                                                       1997     1996
                                                      ------   ------
Balance, beginning of year..........................  $5,954   $1,894
Net servicing assets recognized during the year.....   3,643    4,257
Amortization........................................    (669)    (197)
                                                      ------   ------
Balance, end of year................................  $8,928   $5,954
                                                      ------   ------
                                                      ------   ------

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     i. Loans -- Interest on loans is credited to income as it is earned. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (except auto loans, government-guaranteed loans or loans secured by deposit accounts) or sooner if management believes the loan has become impaired. Sovereign defines impairment as the existence of one or a combination of any of the following loan weaknesses:

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

          o Deterioration in collateral value or inadequate inspection or verification of value (if the collateral is expected to be a source of repayment)

          o Flaws in documentation leave Sovereign in a subordinated or unsecured position when the collateral is needed for repayment of the loan

     When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance. A non-accrual loan is a loan in which it is probable that scheduled payments of principal and interest will not be paid when due according to the contractual terms of the loan agreement. In order for a non-accrual loan to revert to accruing status, all delinquent interest must be paid and Sovereign must approve a repayment plan.

     Loans delinquent 180 days or more (120 days for auto loans) are considered for charge-off unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples of this would include: a loan which is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. A decision to charge-off a loan does not necessarily mean that the asset has no recovery or salvage value, but rather it is not practical to defer writing off the balance, even though partial or full recovery may be realized in the future.

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." For purposes of measuring impairment as set forth by the provisions of SFAS No. 114 and SFAS No. 118, Sovereign defines impairment as all non-accrual loans, except for large groups of smaller-balance, homogeneous loans such as residential mortgage and consumer loans which are collectively evaluated for impairment.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     k. Premises and Equipment -- Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing both accelerated and straight-line methods. Estimated useful lives are as follows:

Office buildings..........................    15 to 50 years
Leasehold improvements....................     5 to 10 years
Furniture, fixtures and equipment.........     3 to 10 years
Automobiles...............................           3 years

     Expenditures for maintenance and repairs are charged to expense as incurred.

     l. Real Estate Owned -- Real estate owned consists of properties acquired by or in lieu of foreclosure. Real estate owned is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of real estate owned which occur after the initial transfer from the loan portfolio are recorded as other operating expenses. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

     m. Income Taxes -- Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes."

     n. Interest Rate Exchange Agreements (Including Swaps, Caps, and Floors) -- Sovereign has entered into certain interest rate exchange agreements in connection with its asset/liability management program which are designated as hedges. Related fees are deferred and amortized on a straight line basis over the life of the interest rate exchange agreement, which corresponds to the estimated life of the asset or liability item being hedged. Net interest payments/receipts are accrued as an adjustment of interest expense/income on the hedged assets or liabilities. Gains or losses resulting from early termination of interest rate exchange agreements are deferred and amortized over the remaining term of the original exchange agreements. In the event the related asset/liability is disposed of, such deferred gains or losses are recognized as an adjustment to the respective gain or loss on disposition. Changes in the value of interest rate exchange agreements are not recorded in the financial statements because the interest rate exchange agreements are designated as hedges.

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

     q. Reclassifications -- Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements. These reclassifications have no effect on net income.

     r. Long-Lived Assets -- In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in 1996 and the effect of adoption was not material.

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

     t. Comprehensive Income -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The overall objective of SFAS No. 130 is to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a company during a given period from transactions and other events from non-owner sources. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Subsequent to the effective date, all prior-period amounts are required to be restated to conform to the provisions of SFAS No. 130. Sovereign will adopt SFAS No. 130 in 1998 and accordingly, the consolidated financial statements will be restated to conform to the provisions of this statement.

     u. Segment Reporting -- In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Sovereign will adopt SFAS No. 131 in 1998.

(2) BUSINESS COMBINATIONS

     On September 19, 1997, Sovereign purchased Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet Auto consists of approximately $2.0 billion of indirect auto loans, automotive floor plan loans and loans to automotive lessors. Fleet Auto has business relationships with over 2,000 automotive dealerships and serves approximately 225,000 customers throughout New Jersey, New York and several New England states. Sovereign purchased Fleet Auto at a discount, which in part, reflected the need to establish initial reserves for possible loan losses of approximately $22.0 million or 1.50% of the indirect auto loans acquired. The transaction added $10.7 million of goodwill to Sovereign's balance sheet. Sovereign's consolidated results of operations include Fleet Auto's results of operations from September 19, 1997 and thereafter.

     On August 29, 1997, Sovereign acquired Bankers Corp. ("Bankers"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operates 15 branch offices located in Middlesex, Monmouth and Ocean counties, New Jersey. The transaction added loans, deposits, and shareholders' equity to Sovereign of $1.5 billion, $1.7 billion, and $203.5 million, respectively. In accordance with the merger agreement, Bankers shareholders received 1.854 (2.225 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of Bankers common stock. Sovereign issued approximately 23.0 million new shares (27.6 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)

transaction, which was tax-free to Bankers and Bankers shareholders. This transaction was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of Bankers for all periods presented.

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. In accordance with the merger agreement, First State shareholders received 1.225 (1.76 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of First State common stock. Sovereign issued approximately 4.9 million new shares (7.06 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction, which was tax-free to First State and First State shareholders. This transaction was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements have been restated to include the accounts of First State for all periods presented.

     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the years ended December 31, 1996 and 1995 include First State's results of operations for the twelve-month periods ended September 30, 1996 and 1995, respectively. Sovereign's consolidated results of operations for the year ended December 31, 1997 include First State's results of operations for the twelve month period ended December 31, 1997. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net loss of $6.2 million and net change in unrecognized loss on available-for-sale securities of $228,000.

     The pre-merger results of operations for Sovereign and First State and Bankers (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

                                                        SOVEREIGN(1)   BANKERS    COMBINED
                                                        ------------   --------   --------
Six Months Ended June 30, 1997 (unaudited)
  Interest income.....................................    $360,816     $ 89,398   $450,214
  Interest expense....................................     234,302       55,548    289,850
  Provision for possible loan losses..................       9,700        2,300     12,000
  Other income........................................      16,905        1,222     18,127
  Non-interest expense................................      82,776       10,278     93,054
  Income tax provision................................      20,230        8,172     28,402
                                                          --------     --------   --------
  Net income..........................................    $ 30,713     $ 14,322   $ 45,035
                                                          --------     --------   --------
                                                          --------     --------   --------


                                              SOVEREIGN   FIRST STATE(2)   BANKERS    COMBINED
                                              ---------   --------------   --------   --------
Year Ended December 31, 1996
  Interest income...........................  $616,250       $ 49,239      $153,105   $818,594
  Interest expense..........................   399,540         24,054        90,879    514,473
  Provision for possible loan losses........     2,516          8,900         3,950     15,366
  Other income..............................    26,683         17,480         2,141     46,304
  Non-interest expense......................   130,053         37,926        19,752    187,731
  Non-recurring SAIF assessment.............    27,818          3,096         2,839     33,753
  Income tax provision......................    31,543         (1,608)       13,501     43,436
                                              --------       --------      --------   --------
  Net income................................  $ 51,463       $ (5,649)     $ 24,325   $ 70,139
                                              --------       --------      --------   --------
                                              --------       --------      --------   --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)

                                              SOVEREIGN   FIRST STATE(2)   BANKERS    COMBINED
                                              --------       --------      --------   --------
Year Ended December 31, 1995

  Interest income...........................  $493,031       $ 44,349      $129,265   $666,645
  Interest expense..........................   318,805         21,765        73,818    414,388
  Provision for possible loan losses........     1,000          1,650         5,500      8,150
  Other income..............................    25,829          6,368           739     32,936
  Non-interest expense......................   113,108         22,172        19,999    155,279
  Income tax provision......................    29,539          1,132        10,683     41,354
                                              --------       --------      --------   --------
  Net income................................  $ 56,408       $  3,998      $ 20,004   $ 80,410
                                              --------       --------      --------   --------
                                              --------       --------      --------   --------

------------------
(1) Sovereign's results of operations include First State's results of operations.
(2) Reflects First State's results of operations for the years ended September 30, 1996 and 1995, respectively.

     On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. Sovereign acquired approximately $100.0 million in assets consisting principally of investment securities and loans and assumed approximately $73.0 million of deposit liabilities. West Jersey shareholders received .8335 (1.2 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of West Jersey common stock, or $8.91 per share. Sovereign issued 1.7 million new shares (2.4 million shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction, which was tax-free to West Jersey and West Jersey shareholders.

     On November 17, 1995, Sovereign acquired two branch offices and related deposits of Berkeley Federal Bank & Trust, FSB ("Berkeley"). Sovereign assumed approximately $111.7 million of deposits for a premium of $5.5 million. Of this premium, $604,000 was recorded as a core deposit intangible and $4.9 million was recorded as goodwill. The balances of this core deposit intangible and goodwill at December 31, 1997 were $334,000 and $4.4 million, respectively.

     On November 15, 1995, Sovereign acquired Colonial State Bank in a transaction accounted for as a purchase. Sovereign acquired $46.5 million of assets consisting principally of loans and investment securities. Sovereign also assumed approximately $42.0 million of deposit liabilities. Sovereign acquired Colonial State Bank in exchange for $6.3 million in cash. This transaction added goodwill of $3.3 million to Sovereign's balance sheet. The balance of the goodwill at December 31, 1997 was $2.9 million. After receipt of regulatory approvals and pursuant to the terms of the agreement entered into by Sovereign and Colonial State Bank, upon acquisition, Colonial State Bank became a wholly-owned, BIF-insured subsidiary of Sovereign and converted to a federal savings bank under the name Colonial Bank for Savings, a Federal Savings Bank. On April 1, 1996, Colonial Bank for Savings, FSB was renamed Sovereign Community Bank. During 1997, Sovereign Community Bank was merged into Sovereign Bank.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)

Delaware branch office. As a result of this transaction, Sovereign recognized a pre-tax gain of $1.5 million and reduced its existing core deposit intangible by approximately $6.0 million.

     On January 1, 1995, Sovereign acquired 23 branch offices located in New Jersey and Delaware with $909.3 million of deposit liabilities from Berkeley. In exchange for assuming the deposits of the Berkeley offices, Sovereign acquired principally cash and fixed assets, net of a deposit premium of $66.6 million which was recorded as $7.6 million of core deposit intangible and $59.0 million of goodwill. The balances of this core deposit intangible and goodwill at December 31, 1997 were $2.6 million and $46.5 million, respectively.

     On December 19, 1997, Sovereign executed a Definitive Agreement to acquire First Home Bancorp, Inc. ("First Home"), a $525 million bank holding company headquartered in Pennsville, New Jersey. First Home's principal operating subsidiary operates ten banking offices located in the Salem, Gloucester and Camden counties, New Jersey and New Castle county, Delaware. The terms of the Agreement call for Sovereign to exchange $31.25 in Sovereign common stock for each outstanding share of First Home common stock or a total consideration of approximately $86 million in Sovereign common stock. If Sovereign's average stock price remains between $15.00 and $18.33 per share (collectively, the "Collars") during a 15-day pricing period as set forth in the Agreement, the price will remain fixed at $31.25. However, if during the pricing period, Sovereign's average stock price drops to $15.00 per share or lower, First Home shareholders would receive a fixed exchange ratio of 2.083 shares of Sovereign common stock for each share of First Home common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, First Home shareholders would receive a fixed exchange ratio of 1.704 shares of Sovereign common stock for each share of First Home common stock. First Home has the right to terminate the Agreement if Sovereign's average stock price during the 15-day pricing period falls below $11.25. The transaction will be accounted for as a pooling-of-interests. Sovereign anticipates recording a one-time, after-tax, merger-related charge of $4 million to $5 million at the closing of the transaction which is anticipated to be during the second quarter of 1998. All per share information concerning this transaction has been restated to reflect all subsequent stock dividends and stock splits declared through January 1998.

     On December 15, 1997, Sovereign executed a Definitive Agreement to acquire Carnegie Bancorp ("Carnegie"), a $424 million commercial bank holding company headquartered in Princeton, New Jersey. Carnegie's principal operating subsidiary operates seven banking offices throughout central New Jersey and one community banking office in Pennsylvania. The terms of the Agreement call for Sovereign to exchange $35.50 in Sovereign common stock for each outstanding share of Carnegie common stock or a total consideration of approximately $106 million in Sovereign common stock. If Sovereign's average stock price remains between $15.00 and $18.33 per share (collectively, the "Collars") during a 15-day pricing period as set forth in the Agreement, the price will remain fixed at $35.50. However, if during the pricing period, Sovereign's average stock price drops to $15.00 per share or lower, Carnegie's shareholders would receive a fixed exchange ratio of 2.366 shares of Sovereign common stock for each share of Carnegie common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, Carnegie shareholders would receive a fixed exchange ratio of 1.937 shares of Sovereign common stock for each share of Carnegie common stock. Carnegie has the right to terminate the Agreement if Sovereign's average stock price during the 15-day pricing period falls below $12.06 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock. The transaction will be accounted for as a pooling-of-interests. Sovereign anticipates recording a one-time, after-tax, merger-related charge of $7 million to $8 million at the closing of the transaction which is anticipated to be during the second quarter of 1998. All per share information concerning this transaction has been restated to reflect all subsequent stock dividends and stock splits declared through January 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

(2) BUSINESS COMBINATIONS -- (CONTINUED)
     On September 18, 1997, Sovereign executed a Definitive Agreement to acquire ML Bancorp, Inc. ("ML Bancorp"), a $2.3 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operates 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. This transaction subsequently closed on February 28, 1998. The transaction added loans, deposits and stockholders' equity to Sovereign of $1.04 billion, $989.5 million and $173.1 million, respectively. In accordance with the merger agreement, ML Bancorp shareholders received 1.62 (1.944 shares as adjusted for all subsequent stock dividends and stock splits) shares of common stock in exchange for each share of ML Bancorp common stock. Approximately 20.5 million new shares (24.6 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock were issued in connection with the transaction. The transaction is tax-free to ML Bancorp and ML Bancorp shareholders, and will be accounted for as a pooling-of-interests.

     The pro forma results of operations for Sovereign and ML Bancorp (which subsequently closed on February 28, 1998) are as follows (in thousands):

                                                      SOVEREIGN   ML BANCORP(1)   COMBINED
                                                      ---------   -------------   --------
Year Ended December 31, 1997
  Net Interest income...............................  $340,849       $47,940      $388,789
  Net income........................................    77,640        12,302        89,942
  Basic earnings per share..........................       .67          1.14           .66
  Diluted earnings per share........................       .63          1.08           .62


                                                      SOVEREIGN   ML BANCORP(2)   COMBINED
                                                      ---------   -------------   --------
Year Ended December 31, 1996
  Net Interest income...............................  $304,121       $54,179      $358,300
  Net income........................................    70,139        13,810        83,949
  Basic earnings per share..........................       .61          1.24           .62
  Diluted earnings per share........................       .58          1.20           .58

                                                      SOVEREIGN   ML BANCORP(2)   COMBINED
                                                      ---------   -------------   --------
Year Ended December 31, 1995
  Net Interest income...............................  $252,257       $43,762      $296,019
  Net income........................................    80,410        11,620        92,030
  Basic earnings per share..........................       .72           .94           .67
  Diluted earnings per share........................       .69           .92           .65

------------------
(1) Reflects ML Bancorp's results of operations for the nine-month period ended December 31, 1997.

(2) Reflects ML Bancorp's results of operations for the years ended March 31, 1997 and 1996, respectively.

(3) RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 1997 and 1996 were $76.6 million and $48.7 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair value of investment and mortgage-backed securities are as follows (in thousands):

                                                               AT DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                                      1997                                      1996
                              -----------------------------------------------------   -------------------------
                              AMORTIZED     UNREALIZED     UNREALIZED       FAIR      AMORTIZED     UNREALIZED
                                 COST      APPRECIATION   DEPRECIATION     VALUE         COST      APPRECIATION
                              ----------   ------------   ------------   ----------   ----------   ------------
Investment and Mortgage-
  backed Securities
  Available-for-Sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $       --     $    --         $   --      $       --   $   40,810     $    43
  Equity securities.........     590,040      17,024             19         607,045      286,482       3,525
  Other securities..........          --          --             --              --        7,720          --
Mortgage-backed Securities:
  FHLMC.....................      89,975           7             57          89,925       25,288          --
  FNMA......................      52,914           5            162          52,757           --          --
  GNMA......................      60,702         414             --          61,116           --          --
  Collateralized mortgage
    obligations.............     218,113         747            179         218,681      164,459         895
  Other securities..........          --          --             --              --        1,259          --
                              ----------     -------         ------      ----------   ----------     -------
Total investment and
  mortgage-backed securities
  available-for-sale........  $1,011,744     $18,197         $  417      $1,029,524   $  526,018     $ 4,463
                              ----------     -------         ------      ----------   ----------     -------
                              ----------     -------         ------      ----------   ----------     -------

                                   AT DECEMBER 31,
                              -------------------------
                                        1996
                              -------------------------
                               UNREALIZED       FAIR
                              DEPRECIATION     VALUE
                              ------------   ----------
Investment and Mortgage-
  backed Securities
  Available-for-Sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............    $   908      $   39,945
  Equity securities.........         --         290,007
  Other securities..........        248           7,472
Mortgage-backed Securities:
  FHLMC.....................        287          25,001
  FNMA......................         --              --
  GNMA......................         --              --
  Collateralized mortgage
    obligations.............        129         165,225
  Other securities..........         22           1,237
                                -------      ----------
Total investment and
  mortgage-backed securities
  available-for-sale........    $ 1,594      $  528,887
                                -------      ----------
                                -------      ----------


                                                               AT DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                                      1997                                      1996
                              -----------------------------------------------------   -------------------------
                              AMORTIZED     UNREALIZED     UNREALIZED       FAIR      AMORTIZED     UNREALIZED
                                 COST      APPRECIATION   DEPRECIATION     VALUE         COST      APPRECIATION
                              ----------   ------------   ------------   ----------   ----------   ------------
Investment and Mortgage-
  backed Securities Held-to-
  Maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $   12,127     $    57         $   14      $   12,170   $   13,926     $    60
  Corporate securities......       1,050          24             --           1,074       25,492         136
  Other securities..........      69,782       3,832            150          73,464       66,061         128
Mortgage-backed Securities:
  FHLMC.....................     245,561       6,276             75         251,762      267,014       3,295
  FNMA......................     116,478       2,096             47         118,527      252,515       2,024
  GNMA......................     386,271       8,079             --         394,350      350,826       5,098
  RTC.......................         411          --              1             410           --          --
  Private issues............     105,306         866             68         106,104      273,555          87
  Collateralized mortgage
    obligations.............   1,934,829       7,972          2,053       1,940,748    1,943,619       5,708
  Other securities..........          --          --             --              --        2,086          --
                              ----------     -------         ------      ----------   ----------     -------
Total investment and
  mortgage-backed securities
  held-to-maturity..........  $2,871,815     $29,202         $2,408      $2,898,609   $3,195,094     $16,536
                              ----------     -------         ------      ----------   ----------     -------
                              ----------     -------         ------      ----------   ----------     -------


                               UNREALIZED       FAIR
                              DEPRECIATION     VALUE
                              ------------   ----------
Investment and Mortgage-
  backed Securities Held-to-
  Maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............    $   171      $   13,815
  Corporate securities......         71          25,557
  Other securities..........        242          65,947
Mortgage-backed Securities:
  FHLMC.....................      3,425         266,884
  FNMA......................      5,102         249,437
  GNMA......................        463         355,461
  RTC.......................         --              --
  Private issues............      9,546         264,096
  Collateralized mortgage
    obligations.............     15,914       1,933,413
  Other securities..........         36           2,050
                                -------      ----------
Total investment and
  mortgage-backed securities
  held-to-maturity..........    $34,970      $3,176,660
                                -------      ----------
                                -------      ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4) INVESTMENT AND MORTGAGE-BACKED SECURITIES -- (CONTINUED)
     The amortized cost and estimated fair value of investment and mortgage-backed securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Investment and Mortgage-backed Securities
  Available-for-Sale:
  Due in one year or less...................................  $       --   $       --
  Due after one year through five years.....................          --           --
  Due after five years through ten years....................      27,304       27,345
  Due after ten years.......................................     394,400      395,134
  No stated maturity........................................     590,040      607,045
                                                              ----------   ----------
     Total investment and mortgage-backed securities
       available-for-sale...................................  $1,011,744   $1,029,524
                                                              ----------   ----------
                                                              ----------   ----------


                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Investment and Mortgage-backed Securities Held-to-Maturity:
  Due in one year or less...................................  $    3,934   $    3,928
  Due after one year through five years.....................      33,516       33,776
  Due after five years through ten years....................      37,349       38,062
  Due after ten years.......................................   2,797,016    2,822,843
                                                              ----------   ----------
     Total investment and mortgage-backed securities
       held-to-maturity.....................................  $2,871,815   $2,898,609
                                                              ----------   ----------
                                                              ----------   ----------

     Proceeds from sales of investment and mortgage-backed securities and the realized gross gains and losses from those sales are as follows (in thousands):

                                  AVAILABLE-FOR-SALE               HELD-TO-MATURITY
                                YEAR ENDED DECEMBER 31,         YEAR ENDED DECEMBER 31,
                             -----------------------------   -----------------------------
                               1997       1996      1995       1997       1996      1995
                             --------   --------   -------   --------   --------   -------
Proceeds from sales........  $209,859   $696,199   $70,598   $561,316   $     --   $    --
                             --------   --------   -------   --------   --------   -------
                             --------   --------   -------   --------   --------   -------
Gross realized gains.......  $  1,387   $  9,034   $   358   $    183   $     --   $    --
Gross realized losses......     2,738      4,543     1,829     10,217         --        --
                             --------   --------   -------   --------   --------   -------
Net realized
  (losses)/gains...........  $ (1,351)  $  4,491   $(1,471)  $(10,034)  $     --   $    --
                             --------   --------   -------   --------   --------   -------
                             --------   --------   -------   --------   --------   -------

     Proceeds from sales of investment and mortgage-backed securities held-to-maturity for the year ended December 31, 1997 is a result of the liquidation of certain held-to-maturity securities acquired from Bankers during the third quarter of 1997. This sale was completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position, and the impact of this sale is included with the one-time, merger-related charges for Bankers.

     Investment and mortgage-backed securities with an estimated fair value of $693.5 million and $763.5 million were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 1997 and 1996, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) LOANS

     A summary of loans included in the consolidated balance sheets follows (in thousands):

                                                                  AT DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Residential real estate loans...............................  $6,142,559   $6,848,639
Residential construction loans (net of loans in process of
  $34,695 and $45,088, respectively)........................      53,378       83,736
                                                              ----------   ----------
     Total Residential Loans................................   6,195,937    6,932,375
                                                              ----------   ----------
Multi-family loans..........................................      90,100       87,417
Commercial real estate loans................................     310,472      175,896
Commercial loans............................................     156,211      126,086
Automotive floor plan loans.................................     279,757           --
                                                              ----------   ----------
     Total Commercial Loans.................................     836,540      389,399
                                                              ----------   ----------
Auto loans..................................................   1,544,431       64,033
Home equity loans...........................................     838,755      634,194
Loans to automotive lessors.................................     267,033           --
Student loans...............................................     176,096      204,797
Credit cards................................................      54,887       82,798
Other.......................................................       9,831       14,175
                                                              ----------   ----------
     Total Consumer Loans...................................   2,891,033      999,997
                                                              ----------   ----------
     Total Loans............................................  $9,923,510   $8,321,771
                                                              ----------   ----------
Total Loans with:(1)
  Fixed rate................................................  $3,822,936   $1,547,309
  Variable rate.............................................   6,100,574    6,774,462
                                                              ----------   ----------
     Total Loans............................................  $9,923,510   $8,321,771
                                                              ----------   ----------
                                                              ----------   ----------

------------------
(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed below.

     As a result of Sovereign's use of interest rate swaps for interest rate risk management, at December 31, 1997, $389.0 million of variable rate mortgage loans have been effectively converted to fixed rate mortgage loans. In addition, $208.8 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to variable rate over the fixed rate period.

     The majority of all loans are located in Sovereign's marketplace (eastern Pennsylvania, New Jersey, northern Delaware, New York and several New England states). This is Sovereign's only significant geographic concentration.

     The total amount of loans being serviced for the benefit of others was $1.67 billion and $1.41 billion at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, Sovereign had recognized excess servicing assets, which are accounted for as interest-only strips, of $1.0 million and $815,000 and mortgage servicing rights of $8.9 million and $6.0 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) LOANS -- (CONTINUED)

     The activity in the allowance for possible loan losses is as follows (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1997      1996      1995
                                                           -------   -------   -------
Balance, beginning of period.............................  $52,689   $49,075   $50,785
Acquired reserves and other additions....................   19,329       716       485
Provision for possible loan losses.......................   37,199    15,366     8,150
Charge-offs..............................................   22,611    14,083    11,236
Recoveries...............................................    4,275     1,615       891
                                                           -------   -------   -------
Balance, end of period...................................  $90,881   $52,689   $49,075
                                                           -------   -------   -------
                                                           -------   -------   -------

     Sovereign encourages loan officers to follow specific procedures in the early identification and collection of problem loans. If a loan becomes seriously delinquent or the loan officer is not successful in the resolution of the problem loan, the account is transferred to Sovereign's Asset Recovery Team. At this time the account is analyzed for collateral values and the cash flows available to repay the loan. If it is determined that there is a collateral shortfall and insufficient cash flow to repay the debt, a reserve will be established immediately based on this analysis. At any time during this process and at the loan officer's discretion, the account may be placed on non-accrual status. By following these procedures, losses are minimized on impaired loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) LOANS -- (CONTINUED)

     Impaired loans are summarized as follows (in thousands):

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Impaired loans without a related reserve....................  $ 7,435   $15,120
Impaired loans with a related reserve.......................   10,389    10,468
                                                              -------   -------
     Total impaired loans...................................  $17,824   $25,588
                                                              =======   =======
Reserve for impaired loans..................................  $ 4,825   $ 7,649
                                                              -------   -------
                                                              -------   -------

     The average balance of impaired loans for 1997, 1996 and 1995 was $20.9 million, $22.1 million and $22.0 million, respectively.

(6) PREMISES AND EQUIPMENT

     A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                              AT DECEMBER 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Land......................................................  $ 12,657   $ 13,312
Office buildings..........................................    49,346     57,346
Furniture, fixtures, and equipment........................    60,690     65,865
Leasehold improvements....................................     8,727      8,619
Automobiles...............................................       898        973
                                                            --------   --------
                                                             132,318    146,115
Less accumulated depreciation.............................   (65,140)   (71,506)
                                                            --------   --------
  Total premises and equipment............................  $ 67,178   $ 74,609
                                                            --------   --------
                                                            --------   --------

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1997, are summarized as follows (in thousands):

        1998...............................................  $ 4,866
        1999...............................................    4,129
        2000...............................................    3,569
        2001...............................................    3,166
        2002...............................................    2,022
        Thereafter.........................................    4,772
                                                             -------
                                                             $22,524
                                                             -------
                                                             -------

     Total rental expense for all leases for the years ended December 31, 1997, 1996 and 1995 was $4.7 million, $3.8 million and $3.2 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                               AT DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Accrued interest receivable on:
  Investment and mortgage-backed securities.................  $25,825   $23,764
  Loans.....................................................   61,287    48,265
                                                              -------   -------
     Total interest receivable..............................  $87,112   $72,029
                                                              -------   -------
                                                              -------   -------

     Accrued interest receivable is stated net of an allowance for potentially uncollected interest (for loans on non-accrual and for loans that have been restructured). If these non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 1997 and 1996 would have increased by approximately $6.2 million and $7.3 million, respectively. Interest income recorded on these loans for the years ended December 31, 1997 and 1996 was $2.2 million and $2.2 million, respectively.

(8) DEPOSITS

     Deposits are summarized as follows (in thousands):

                                                             AT DECEMBER 31,
                                    ------------------------------------------------------------------
                                                 1997                                1996
                                    ------------------------------      ------------------------------
TYPE OF ACCOUNT                      BALANCE     PERCENT      RATE       BALANCE     PERCENT      RATE
---------------                     ----------   -------      ----      ----------   -------      ----
Demand deposit accounts...........  $  356,854       4%         --%     $  322,158       4%         --%
NOW accounts......................     595,650       8        1.28         552,221       8        1.51
Savings accounts..................   1,683,670      21        2.95       1,677,814      23        2.86
Money market accounts.............     698,405       9        4.25         661,987       9        3.96
Retail certificates of deposit....   4,073,578      52        5.57       3,795,733      53        5.33
Jumbo certificates of deposit.....     481,764       6        5.75         225,482       3        5.54
                                    ----------     ---        ----      ----------     ---        ----
     Total deposits...............  $7,889,921     100%       4.33%     $7,235,395     100%       4.11%
                                    ----------     ---        ----      ----------     ---        ----
                                    ----------     ---        ----      ----------     ---        ----

     Certificate accounts are frequently renewed at maturity rather than paid out. The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1997 (in thousands):

                         WITHIN SIX   SIX MOS. --     ONE --     THREE --       FIVE --        OVER
                            MOS.        ONE YR.     THREE YRS.   FIVE YRS.     TEN YRS.      TEN YRS.     TOTAL
                         ----------   -----------   ----------   ---------   -------------   --------   ----------
Certificate accounts by
  rate:
2.001% -- 4.000%.......  $   41,016   $      827     $    222     $   195       $    19       $   21    $   42,300
4.001% -- 6.000%.......   2,248,262    1,343,369      531,590      22,602         7,812          290     4,153,925
6.001% -- 8.000%.......      86,806       93,138      113,576      17,131        31,576        3,000       345,227
8.001% -- 10.000%......       2,590        1,242        5,185         488           948          318        10,771
Above 10.000%..........          16          126          995         269         1,713           --         3,119
                         ----------   ----------     --------     -------       -------       ------    ----------
Total certificate
  accounts.............  $2,378,690   $1,438,702     $651,568     $40,685       $42,068       $3,629    $4,555,342
                         ----------   ----------     --------     -------       -------       ------    ----------
                         ----------   ----------     --------     -------       -------       ------    ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) DEPOSITS -- (CONTINUED)

     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 1997 (in thousands):

                                                 AT DECEMBER 31,
                                                      1997
                                                 ---------------
Three months or less...........................     $266,562
Over three through six months..................      259,771
Over six through twelve months.................      115,938
Over twelve months.............................       65,205
                                                    --------
     Total.....................................     $707,476
                                                    --------
                                                    --------

     Interest expense on deposits is summarized as follows (in thousands):

                                                               AT DECEMBER 31,
                                                        ------------------------------
                                                          1997       1996       1995
                                                        --------   --------   --------
Demand deposit and NOW accounts.......................  $  7,436   $  7,721   $  7,809
Savings accounts......................................    49,708     47,802     45,147
Money market accounts.................................    26,633     27,558     26,515
Certificates of deposit...............................   236,790    214,725    221,283
                                                        --------   --------   --------
     Total interest expense on deposits...............  $320,567   $297,806   $300,754
                                                        --------   --------   --------
                                                        --------   --------   --------

(9) SHORT-TERM AND LONG-TERM BORROWINGS

     Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

                                                                  AT DECEMBER 31,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Securities sold under repurchase agreements.................  $  334,089   $  603,090
Federal Home Loan Bank advances.............................   4,257,832    2,765,118
Federal funds purchased.....................................          --       11,000
Other borrowings............................................      41,793           --
                                                              ----------   ----------
     Total borrowings.......................................  $4,633,714   $3,379,208
                                                              ----------   ----------
                                                              ----------   ----------

     Included in short-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of investment and mortgage-backed securities which had a book value of $314.9 million and $436.5 million and a market value of $317.0 million and $442.2 million at December 31, 1997 and 1996, respectively.

     Effective January 1, 1998, Sovereign will adopt the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The provisions of SFAS No. 127 defer the effective date for the provisions of SFAS No. 125 relating to accounting for repurchase agreements, dollar rolls, securities lending and similar transactions. Accordingly, qualifying repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to resell to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primary broker/dealers reporting to the Federal Reserve Bank of New York.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) SHORT-TERM AND LONG-TERM BORROWINGS -- (CONTINUED)

     The following table summarizes information regarding short-term securities sold under repurchase agreements (in thousands):

                  SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

                                                                  DECEMBER 31,
                                                     --------------------------------------
                                                        1997           1996          1995
                                                     ----------      --------      --------
Balance............................................  $  334,089      $603,090      $431,024
Weighted average interest rate.....................        5.91%         5.65%         6.32%
Maximum amount outstanding at any month-end during
  the period.......................................  $1,029,947      $893,977      $719,822
Average amount outstanding during the period.......  $  792,214      $488,646      $538,091
Weighted average interest rate during the period...        5.82%         5.94%         6.01%

     The following table summarizes information regarding short-term FHLB advances (in thousands):

                        FEDERAL HOME LOAN BANK ADVANCES

                                                                 DECEMBER 31,
                                                  ------------------------------------------
                                                     1997            1996            1995
                                                  ----------      ----------      ----------
Balance.........................................  $4,257,832      $2,765,118      $1,146,661
Weighted average interest rate..................        5.91%           5.79%           5.67%
Maximum amount outstanding at any month-end
  during the period.............................  $4,280,250      $3,323,966      $1,151,286
Average amount outstanding during the period....  $3,359,383      $2,009,989      $  807,794
Weighted average interest rate during the
  period........................................        6.04%           5.88%           5.55%

                            FEDERAL FUNDS PURCHASED

     The following table summarizes information regarding short-term federal funds purchased (in thousands):

                                                                   DECEMBER 31,
                                                         ---------------------------------
                                                          1997         1996         1995
                                                         -------      -------      -------
Balance................................................  $    --      $11,000      $18,500
Weighted average interest rate.........................       --%        7.25%        6.00%
Maximum amount outstanding at any month-end during the
  period...............................................  $12,000      $31,000      $21,000
Average amount outstanding during the period...........  $ 1,288      $ 8,116      $ 5,555
Weighted average interest rate during the period.......     5.68%        5.45%        5.86%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) SHORT-TERM AND LONG-TERM BORROWINGS -- (CONTINUED)

     Long-term Borrowings. Long-term securities sold under repurchase agreements had a weighted average interest rate of 5.89% at December 31, 1997. Long-term FHLB advances had weighted average interest rates of 6.15% and 6.04% at December 31, 1997 and 1996, respectively. Long-term borrowings are as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------   ----------
Securities sold under repurchase agreements, maturing March
  1999 to April 1999........................................  $ 95,968   $       --
FHLB advances, maturing January 1999 to April 2012..........   615,515      929,328
6.75% senior notes, due July 1, 2000........................    49,655       49,517
6.75% subordinated debentures, due 2000.....................    27,831       49,585
8.50% subordinated debentures, due 2002.....................    19,629       19,550
8.00% subordinated debentures, due 2003.....................    49,243       49,096
                                                              --------   ----------
     Total long-term borrowings.............................  $857,841   $1,097,076
                                                              --------   ----------
                                                              --------   ----------

     Included in long-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of investment and mortgage-backed securities which had a book value of $89.6 million and a market value of $90.2 million at December 31, 1997. The 6.75% notes are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures have, through the use of an interest rate swap, been effectively converted from a fixed rate obligation to a variable rate obligation tied to the 3-month LIBOR plus 140.5 basis points. The 8.50% debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part at any time on or after September 15, 1999. The 8.00% debentures are non-amortizing and are not redeemable prior to maturity.

(10) TRUST PREFERRED SECURITIES

     During March 1997, Sovereign issued $100 million of preferred capital securities ("Trust Preferred") through Sovereign Capital Trust I ("Trust"), a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the Trust Preferred will be payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. After issuance costs, proceeds of $97.6 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred offering. Cash distributions on the Trust Preferred are made to the extent interest on the debentures is received by the Trust. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the Trust Preferred securities are redeemable in whole. Otherwise, the Trust Preferred securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the Trust Preferred securities may be redeemed at 100% of the liquidation amount.

     The Trust Preferred offering is classified as and is similar to a minority interest and is presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of Sovereign Bancorp, Inc." The Trust Preferred offering qualifies for Tier I capital treatment for Sovereign and the loan payments from Sovereign to the Trust are fully tax deductible.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) STOCKHOLDERS' EQUITY

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the OTS to have minimum regulatory tangible capital equal to 1.5% of total tangible assets, a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Sovereign Bank was in compliance with all of these capital requirements as of December 31, 1997. The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 1997 (in thousands):

                                             TANGIBLE     LEVERAGE      LEVERAGE       RISK-BASED
                                            CAPITAL TO   CAPITAL TO    CAPITAL TO      CAPITAL TO
                                             TANGIBLE     TANGIBLE    RISK-ADJUSTED   RISK-ADJUSTED
                                              ASSETS       ASSETS        ASSETS          ASSETS
                                            ----------   ----------   -------------   -------------
SOVEREIGN BANK:
---------------
Regulatory capital........................   $795,395     $795,395      $795,395        $881,285
Minimum capital requirement...............    212,775      425,550       320,173         640,346
                                             --------     --------      --------        --------
  Excess..................................   $582,620     $369,845      $475,222        $240,939
                                             --------     --------      --------        --------
                                             --------     --------      --------        --------
Capital ratio.............................       5.61%        5.55%         9.94%          11.01%

     OTS capital regulations do not apply to holding companies. The following schedule summarizes actual capital balances of Sovereign Bancorp at December 31, 1997 as if those regulations did apply to Sovereign Bancorp (in thousands):

                                             TANGIBLE     LEVERAGE      LEVERAGE       RISK-BASED
                                            CAPITAL TO   CAPITAL TO    CAPITAL TO      CAPITAL TO
                                             TANGIBLE     TANGIBLE    RISK-ADJUSTED   RISK-ADJUSTED
                                              ASSETS       ASSETS        ASSETS          ASSETS
                                            ----------   ----------   -------------   -------------
SOVEREIGN BANCORP:
------------------
Regulatory capital........................   $650,601     $748,073      $748,073        $981,963
Minimum capital requirement...............    212,184      424,369       323,170         646,340
                                             --------     --------      --------        --------
  Excess..................................   $438,417     $323,704      $424,903        $335,623
                                             --------     --------      --------        --------
                                             --------     --------      --------        --------
Capital ratio.............................       4.60%        5.24%         9.26%          12.15%

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1997, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs. The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances such as in the case of certain excess distributions or complete redemptions. None of the limited circumstances requiring recapture are anticipated by Sovereign. Retained earnings at December 31, 1997 included $48.9

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11) STOCKHOLDERS' EQUITY -- (CONTINUED)

million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

     Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 1997, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

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

     On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.4 million in capital. The 6 1/4% non-voting, Cumulative Convertible Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate (adjusted to reflect all stock dividends and stock splits declared through January 1998) of 7.184 shares of common stock for each share of preferred stock; equivalent to a conversion price of $6.960 per share of common stock. The preferred stock may not be redeemed prior to May 15, 1998. Thereafter, the preferred stock is redeemable at the option of Sovereign, in whole or in part, at $52.188 per share during the twelve months beginning May 15, 1998, and thereafter at prices declining ratably to par on and after May 15, 2005.

(12) STOCK OPTION PLANS

     Sovereign grants stock options for a fixed number of shares to key officers and directors with an exercise price equal to the fair value of the shares at the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 13.0 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits declared through January 1998.

                                       1986 PLAN    1987 PLAN    1989 PLAN    1990 PLAN    1993 PLAN     1996 PLAN
             OPTION PRICE              $.96-$6.94     $3.12     $1.53-$5.38     $1.30     $3.78-$9.78   $6.94-$16.77     TOTAL
             ------------              ----------   ---------   -----------   ---------   -----------   ------------   ----------
  Options outstanding December 31,
   1995.............................   1,221,010     380,936      842,184      327,833     1,122,012            --      3,893,975
                                       ---------    --------    ---------     --------    ----------      --------     ----------
   Granted..........................      86,184          --      161,924           --       161,967        11,520        421,595
   Exercised........................    (137,105)    (44,541)    (323,498)    (246,169)      (73,144)           --       (824,457)
   Forfeited........................      (1,512)         --           --           --       (64,851)           --        (66,363)
  Options outstanding December 31,
   1996.............................   1,168,577     336,395      680,610       81,664     1,145,984        11,520      3,424,750
                                       ---------    --------    ---------     --------    ----------      --------     ----------
   Granted..........................          --          --           --           --        35,597       690,360        725,957
   Exercised........................    (149,597)   (336,395)    (399,229)          --      (389,051)           --     (1,274,272)
   Forfeited........................          --          --           --           --       (11,132)       (2,880)       (14,012)
  Options outstanding December 31,
   1997.............................   1,018,980          --      281,381       81,664       781,398       699,000      2,862,423
                                       ---------    --------    ---------     --------    ----------      --------     ----------
                                       ---------    --------    ---------     --------    ----------      --------     ----------
  Options exercisable December 31,
   1997.............................   1,018,980          --      281,381       81,664       114,990        10,080      1,507,095
                                       ---------    --------    ---------     --------    ----------      --------     ----------
                                       ---------    --------    ---------     --------    ----------      --------     ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) STOCK OPTION PLANS -- (CONTINUED)

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                    1986 PLAN                       1993 PLAN                                 1996 PLAN
                                    ---------      -------------------------------------------      -----------------------------
  Grant date year.................     1996            1995           1996              1997           1996             1997
  Options granted.................   86,184         137,416          24,551           35,597         11,520           690,360
  Options forfeited...............    1,512           4,057            --                 --          1,440            1,440
  Expected volatility.............     .254            .254           .254              .254           .254             .254
  Expected life in years..........     6.00            4.00        5.00 - 6.00          5.00           6.00             6.00
  Stock price on date of grant....    $6.53           $7.51       $6.66 - $7.50        $9.78          $6.94        $9.38 - $16.78
  Exercise price..................    $6.53           $7.51       $6.66 - $7.50        $9.78          $6.94        $9.38 - $16.78
  Expected dividend yield.........      .22%            .21%          .21%               .21%           .21%            .21%
  Risk-free interest rate.........     6.30%           5.70%      5.23% - 6.42%         6.20%          6.86%       5.76% - 6.66%
  Vesting period in years.........        1               1           0 - 1                0              1              1

     The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Sovereign's employee stock options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide reliable single measure of fair value of its employee stock options.

     The pro forma reduction to after-tax net income for 1997, 1996 and 1995 was $1.1 million, $287,000 and $53,000, respectively. The pro forma reduction to diluted earnings per share for 1997 was $.009, for 1996 was $.002 and for 1995 was $.000.

(13) EMPLOYEE BENEFIT PLANS

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) EMPLOYEE BENEFIT PLANS -- (CONTINUED)

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1997     1996     1995
                                                      ------   ------   ------
Service cost benefits earned during the period......  $1,403   $1,484   $1,364
Interest cost on projected benefit obligation.......   1,624    2,178    2,039
Actual return on plan assets........................  (6,651)  (4,537)  (6,067)
Amortization of unrecognized net assets and other
  deferred amounts, net.............................   4,267    1,487    3,665
Curtailment loss....................................      --      542       --
                                                      ------   ------   ------
  Net periodic pension expense......................  $  643   $1,154   $1,001
                                                      ------   ------   ------
                                                      ------   ------   ------

     The following table sets forth the pension plan's funded status at December 31, 1997 and 1996 (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -----------------
                                                             1997      1996
                                                            -------   -------
Fair value of plan assets.................................  $31,937   $37,237
                                                            -------   -------
                                                            -------   -------
Projected benefit obligation:
  Vested benefits.........................................  $22,263   $28,127
  Non-vested benefits.....................................      689     1,026
  Effect of projected future salary increases.............    3,061     3,656
                                                            -------   -------
     Projected benefit obligation.........................  $26,013   $32,809
                                                            -------   -------
                                                            -------   -------
Plan assets in excess of (less than) the projected benefit
  obligation..............................................  $ 5,924   $ 4,429
Unrecognized net (asset) existing at transition date......     (123)     (443)
Unrecognized net loss.....................................   (2,638)   (1,087)
Unrecognized prior service cost...........................      (92)     (137)
                                                            -------   -------
  Net pension asset included in balance sheet.............  $ 3,071   $ 2,762
                                                            -------   -------
                                                            -------   -------

     In determining the projected benefit obligation, the assumed discount rates at December 31, 1997, 1996 and 1995 were 6.75%, 7.16% and 7.32%, respectively.
The weighted average rate of salary increase was 4.50% for 1997, 5.15% for 1996 and 5.25% for 1995. The expected long-term rate of return on assets used in determining net periodic pension expense was 9.00% for 1997, 8.78% for 1996 and 8.79% for 1995.

     The pension plan's assets consist primarily of common stock, fixed income securities such as corporate bonds and U.S. Treasury securities and units of certain common trust funds.

     Sovereign also maintains a 401(k) savings plan. Substantially all employees of Sovereign are eligible to participate in the 401(k) savings plan following their completion of one year of service and attaining age 21. Sovereign's contributions to this plan were $490,000, $211,000 and $191,000 during 1997, 1996 and 1995, respectively. Pursuant to this plan, employees can contribute up to 10% of their compensation to the plan. Sovereign contributes 50% of the employee contribution up to 6% of compensation in the form of Sovereign common stock.

     Additionally, Sovereign maintains an Employee Stock Ownership Plan ("ESOP"). Substantially all employees of Sovereign are eligible to participate in the ESOP following their completion of one year of service and attaining age
21. The ESOP is a deferred contribution plan which provides retirement benefits for participants and beneficiaries by purchasing Sovereign common stock in the open market. The amount of annual contributions to the ESOP by Sovereign is determined by the

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) EMPLOYEE BENEFIT PLANS -- (CONTINUED)

Board of Directors based upon the financial performance of Sovereign each year. Sovereign recognized as expense $4.7 million, $2.7 million and $1.9 million to the ESOP during 1997, 1996 and 1995, respectively.

     On November 21, 1994, Sovereign's Board of Directors authorized an amendment to Sovereign's ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The ESOP is funded through direct loans from Sovereign totaling $40.0 million in 1997. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Sovereign has committed to make contributions sufficient to provide for the ESOP debt requirements. At December 31, 1997, the ESOP held 5.9 million shares of which
1.3 million shares were allocated to employee accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 1997, the fair value of the unallocated shares held by the ESOP was $79.7 million.

     Sovereign's Compensation Committee administers the ESOP. Under the ESOP, the trustees are directed to vote all allocated shares held in the ESOP in accordance with the instructions of the participants to whom the shares have been allocated. In addition, the trustees shall vote in their sole discretion any shares in the unallocated suspense account.

     In 1992, Sovereign implemented the Employee Stock Purchase Plan which permits eligible employees to purchase Sovereign common stock directly from Sovereign. Purchases of common stock are limited to 15% of a participant's compensation. During 1997, 1996 and 1995, participants purchased Sovereign common stock at a price equal to 92.5% of the fair value of Sovereign common stock on the offering date. Compensation expense for this plan for the year ended December 31, 1997, 1996 and 1995 was $46,000, $41,000 and $31,000,
respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14) INCOME TAXES

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1997      1996      1995
                                                           -------   -------   -------
Current:
  Federal................................................  $56,247   $35,549   $35,762
  State..................................................    2,341     3,444     4,063
                                                           -------   -------   -------
                                                            58,588    38,993    39,825
Deferred.................................................   (6,212)    4,443     1,529
                                                           -------   -------   -------
  Total income tax expense...............................  $52,376   $43,436   $41,354
                                                           -------   -------   -------
                                                           -------   -------   -------

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for 1997, 1996 and 1995:

                                                                  YEAR ENDED DECEMBER 31,
                                                                  ------------------------
                                                                  1997      1996      1995
                                                                  ----      ----      ----
Federal income tax at statutory rate........................      35.0%     35.0%     35.0%
Increase (decrease) in taxes resulting from:
  Tax-exempt interest.......................................      (2.3)     (1.3)      (.3)
  State income taxes, net of federal tax benefit............       1.2       2.0       2.0
  Amortization of intangible assets and other purchase
     accounting adjustments.................................       1.3       1.5       1.8
  Non-deductible, merger-related costs......................       2.7        .2        .1
  Other.....................................................       2.4        .8      (4.6)
                                                                  ----      ----      ----
                                                                  40.3%     38.2%     34.0%
                                                                  ----      ----      ----
                                                                  ----      ----      ----

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1997       1996       1995
                                                         --------   --------   --------
Deferred tax assets:
  Allowance for possible loan losses...................  $ 28,441   $ 18,106   $ 18,794
  Merger related liabilities...........................     1,104      1,006        785
  Purchase accounting adjustments......................       926      2,329      3,538
  Unrealized loss on available-for-sale portfolio......        89         89         30
  Net operating loss carryforwards.....................       417        417         --
  Other................................................     4,016      4,502      2,209
                                                         --------   --------   --------
  Total deferred tax assets............................  $ 34,993   $ 26,449   $ 25,356
                                                         --------   --------   --------
Deferred tax liabilities:
  Purchase accounting adjustments......................  $  6,231   $  7,188   $  8,559
  Deferred loan fees...................................     5,543      5,574      2,994
  Unrealized gain on available-for-sale portfolio......     7,093      1,815      2,708
  Other................................................    14,029     11,545      8,202
                                                         --------   --------   --------
  Total deferred tax liabilities.......................  $ 32,896   $ 26,122   $ 22,463
                                                         --------   --------   --------
  Net deferred tax asset...............................  $  2,097   $    327   $  2,893
                                                         --------   --------   --------
                                                         --------   --------   --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14) INCOME TAXES -- (CONTINUED)

     Sovereign has determined that it is not required to establish any valuation reserve for deferred tax assets since it is more likely than not that deferred tax assets will be principally realized through carry back to taxable income in prior years. Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

(15) COMMITMENTS AND CONTINGENCIES

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

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

                                                              CONTRACT OR NOTIONAL AMOUNT
                                                                    AT DECEMBER 31,
                                                              ----------------------------
                                                                 1997             1996
                                                              -----------      -----------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit..............................  $  912,252       $  615,835
  Standby letters of credit.................................       8,483            4,541
  Loans sold with recourse..................................      48,899           60,113
Financial instruments whose notional or contract amounts
  exceed the amount of credit risk:
  Forward contracts.........................................      51,872           32,500
  Interest rate swaps.......................................   3,589,376        2,517,013
  Interest rate caps/floors.................................   1,200,000          500,000

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(15) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire in 1998, one guarantee expires in April 1999, one guarantee expires in September 2000 and one guarantee for $1.4 million expires in January 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.

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

  Litigation

     At December 31, 1997, Sovereign was party to a number of lawsuits. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                           AT DECEMBER 31,
                                          -------------------------------------------------
                                                   1997                      1996
                                          -----------------------   -----------------------
                                           CARRYING       FAIR       CARRYING       FAIR
                                            VALUE        VALUE        VALUE        VALUE
                                          ----------   ----------   ----------   ----------
Financial Assets:
  Cash and amounts due from depository
     institutions......................   $  189,101   $  189,101   $  127,253   $  127,253
  Interest-earning deposits............       12,611       12,611        6,273        6,273
  Loans held for sale..................       22,826       22,898       32,955       33,162
  Investment and mortgage-backed
     securities available-for-sale.....    1,029,524    1,029,524      528,887      528,887
  Investment and mortgage-backed
     securities held-to-maturity.......    2,871,815    2,898,609    3,195,094    3,176,660
  Loans, net...........................    9,832,629    9,877,750    8,269,082    8,277,033
  Interest-only strips.................        1,031        5,287          815        4,187
  Mortgage servicing rights............        8,928       11,160        5,954        7,428
  Cash surrender value of life
     insurance.........................           --           --       11,978       11,978
Financial Liabilities:
  Deposits.............................    7,889,921    7,890,682    7,235,395    7,233,585
  Borrowings(1)........................    5,501,982    5,510,538    4,490,431    4,494,576
Unrecognized Financial Instruments:(2)
  Commitments to extend credit.........        2,266        2,272        1,315        1,239
  Standby letters of credit............            1            5            7           12
  Loans sold with recourse.............          244           98          301          120
  Interest rate swaps, caps and
     floors............................        9,963      (12,858)       9,283        3,755

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

     Loans held for sale. Fair values are estimated using quoted rates based upon secondary market sources for securities backed by similar loans. Fair value estimates include consideration of all open positions (including forward contracts), outstanding commitments and related fees paid.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

     Investment and mortgage-backed securities available-for-sale. The fair value of investment and mortgage-backed securities available-for-sale are based on quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders' equity.

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

     Mortgage servicing rights. The fair value of mortgage servicing rights, including excess servicing rights which are accounted for as interest-only strips, is estimated using quoted rates based upon secondary market sources. The estimated fair value approximates the amount for which the servicing could currently be sold.

     Cash surrender value of life insurance. The carrying value of the cash surrender value of life insurance, which was acquired in the First State transaction, is a reasonable estimate of fair value.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(17) INTEREST RATE EXCHANGE AGREEMENTS

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are generally used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated (in thousands):

                                     AT DECEMBER 31, 1997                          AT DECEMBER 31, 1996
                          -------------------------------------------   -------------------------------------------
                                                             WEIGHTED                                      WEIGHTED
                                                             AVERAGE                                       AVERAGE
                           NOTIONAL     BOOK    ESTIMATED    MATURITY    NOTIONAL     BOOK    ESTIMATED    MATURITY
                            AMOUNT     VALUE    FAIR VALUE   IN YEARS     AMOUNT     VALUE    FAIR VALUE   IN YEARS
                          ----------   ------   ----------   --------   ----------   ------   ----------   --------
Amortizing interest rate
  swaps:
  Pay variable-receive
    fixed(1)............  $  602,116   $   --    $  1,436      2.8      $  713,448   $   --    $(10,459)     3.6
  Pay fixed-receive
    variable(2).........     208,761       --          (9)     1.3         398,565       --        (464)     2.3
Non-amortizing interest
  rate swaps:
  Pay variable-receive
    fixed(3)............      28,499       --        (561)     2.7          50,000       --      (1,738)     3.7
  Pay fixed-receive
    variable(4).........   2,750,000       --      (9,290)     2.3       1,355,000       --       9,152      2.2
Interest rate
  caps/floors(5)........   1,200,000    9,963      (4,434)     4.0         500,000    9,283       7,264      4.5
                          ----------   ------    --------               ----------   ------    --------
                          $4,789,376   $9,963    $(12,858)              $3,017,013   $9,283    $  3,755
                          ----------   ------    --------               ----------   ------    --------
                          ----------   ------    --------               ----------   ------    --------

------------------
(1) The weighted average pay rate was 5.58% and 5.50% and the weighted average receive rate was 5.97% and 5.93% at December 31, 1997 and 1996, respectively.

(2) The weighted average pay rate was 6.87% and 6.76% and the weighted average receive rate was 6.80% and 6.18% at December 31, 1997 and 1996, respectively.

(3) The weighted average pay rate was 7.28% and 6.91% and the weighted average receive rate was 6.75% and 6.75% at December 31, 1997 and 1996, respectively.

(4) The weighted average pay rate was 5.89% and 5.28% and the weighted average receive rate was 4.47% and 5.53% at December 31, 1997 and 1996, respectively.

(5) The weighted average strike price range was 5.25%-7.50% at December 31, 1997 and the weighted average contract rate was 6.00% at December 31, 1996.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(17) INTEREST RATE EXCHANGE AGREEMENTS -- (CONTINUED)
     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):

                                         AMORTIZING   NON-AMORTIZING
                                          INTEREST       INTEREST       INTEREST
                                         RATE SWAPS     RATE SWAPS     RATE CAPS      TOTAL
                                         ----------   --------------   ----------   ----------
Balance, December 31, 1994............   $1,085,645     $  250,000     $  450,000   $1,785,645
                                         ----------     ----------     ----------   ----------
  Additions...........................      300,000        280,000        996,000    1,576,000
  Maturities/Amortization.............      326,795        200,000             --      526,795
  Terminations........................      177,720             --             --      177,720
                                         ----------     ----------     ----------   ----------
Balance, December 31, 1995............      881,130        330,000      1,446,000    2,657,130
                                         ----------     ----------     ----------   ----------
  Additions...........................      300,000      1,125,000        500,000    1,925,000
  Maturities/Amortization.............       69,117             --        450,000      519,117
  Terminations........................           --         50,000        996,000    1,046,000
                                         ----------     ----------     ----------   ----------
Balance, December 31, 1996............    1,112,013      1,405,000        500,000    3,017,013
                                         ----------     ----------     ----------   ----------
  Additions...........................           --      4,125,000        700,000    4,825,000
  Maturities/Amortization.............      151,136        151,501             --      302,637
  Terminations........................      150,000      2,600,000             --    2,750,000
                                         ----------     ----------     ----------   ----------
BALANCE, DECEMBER 31, 1997............   $  810,877     $2,778,499     $1,200,000   $4,789,376
                                         ----------     ----------     ----------   ----------
                                         ----------     ----------     ----------   ----------

     At December 31, 1997, Sovereign's balance sheet included a net deferred loss of $956,000 related to interest rate exchange agreements terminated in June 1996 and September 1997 which were originally accounted for as hedges. This net deferred loss will amortize into interest expense in 1998.

     Net interest income resulting from interest rate exchange agreements included $4.8 million of income and $4.8 million of expense for 1997, $5.1 million of income and $7.4 million of expense for 1996 and $1.7 million of income and $3.6 million of expense for 1995.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(18) PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):

                                                             BALANCE SHEETS
                                                          ---------------------
                                                             AT DECEMBER 31,
                                                          ---------------------
                                                             1997        1996
                                                          ----------   --------
Assets
  Interest-earning deposits............................   $    1,628   $    120
  Investment securities................................      103,173     15,514
  Investment in subsidiaries...........................      917,172    841,452
  Other assets.........................................        4,829     18,975
                                                          ----------   --------
Total Assets...........................................   $1,026,802   $876,061
                                                          ----------   --------
                                                          ----------   --------
Liabilities
  Long-term borrowings.................................   $  146,358   $167,748
  Other liabilities....................................        4,725      6,888
                                                          ----------   --------
Total liabilities......................................      151,083    174,636
                                                          ----------   --------
Trust Preferred Securities.............................       97,472         --
                                                          ----------   --------
Stockholders' Equity...................................      778,247    701,425
                                                          ----------   --------
Total Liabilities, Minority Interests and Stockholders'
  Equity...............................................   $1,026,802   $876,061
                                                          ----------   --------
                                                          ----------   --------

                                                     STATEMENTS OF OPERATIONS
                                                    ---------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1997      1996      1995
                                                    -------   -------   -------
Interest income..................................   $ 8,763   $ 2,790   $ 4,460
Other income.....................................       473    18,003     8,991
                                                    -------   -------   -------
Total income.....................................     9,236    20,793    13,451
                                                    -------   -------   -------
Interest expense.................................    13,089    13,117    11,758
Other expense....................................     8,663     5,567     4,892
Trust Preferred Securities expense...............     6,989        --        --
                                                    -------   -------   -------
Total expense....................................    28,741    18,684    16,650
                                                    -------   -------   -------
Income before taxes, dividends and undistributed
  earnings of subsidiaries.......................   (19,505)    2,109    (3,199)
Income taxes.....................................    (6,523)   (5,431)   (4,565)
                                                    -------   -------   -------
Income before earnings of subsidiaries...........   (12,982)    7,540     1,366
Distributed earnings from subsidiaries...........        --        --    20,544
Undistributed earnings of subsidiaries...........    90,622    62,599    58,500
                                                    -------   -------   -------
Net Income.......................................   $77,640   $70,139   $80,410
                                                    -------   -------   -------
                                                    -------   -------   -------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(18) PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

                                                     STATEMENTS OF CASH FLOWS
                                                    ---------------------------
                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1997      1996      1995
                                                    -------   -------   -------
Cash Flows from Operating Activities:
  Net income.....................................   $77,640   $70,139   $80,410
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Dividends received from subsidiaries(1).....        --     1,600    18,944
     Earnings from subsidiaries..................   (90,622)  (62,599)  (79,044)
     Allocation of Employee Stock Ownership Plan
        shares...................................     4,958     2,785     2,027
     Change in other assets......................    14,146    29,992   (45,038)
     Change in other liabilities.................      (284)    1,298     2,476
                                                    -------   -------   -------
Net cash provided (used) by operating
  activities.....................................     5,838    43,215   (20,225)
                                                    -------   -------   -------
Cash Flows from Investing Activities:
  Investment in subsidiaries.....................    14,902   (10,282)  (88,168)
  Maturity and repayments of investment
     securities..................................     1,781     1,259     1,221
  Net change in investment securities(1).........   (80,098)   (6,561)   (1,551)
  Other, net.....................................    (4,996)    3,968     7,100
                                                    -------   -------   -------
Net cash used by investing activities............   (68,411)  (11,616)  (81,398)
                                                    -------   -------   -------
Cash Flows from Financing Activities:
  Net change in short-term borrowings............        --      (714)     (714)
  Net change in long-term borrowings.............   (21,390)      477      (376)
  Proceeds from issuance of Trust Preferred
     Securities..................................    97,574        --        --
  Cash dividends paid to stockholders............   (18,003)  (18,820)  (15,844)
  Net cash received from debt offering...........        --        --    49,379
  Proceeds from issuance of common stock.........     5,997     4,595     3,166
  Proceeds from issuance of preferred stock......        --        --    96,446
  Purchase of Employee Stock Ownership Plan
     shares......................................        --    (4,559)  (30,286)
  Purchase of treasury stock.....................       (97)  (12,958)     (956)
                                                    -------   -------   -------
Net cash provided (used) by financing
  activities.....................................    64,081   (31,979)  100,815
                                                    -------   -------   -------
Increase (decrease) in cash and cash
  equivalents....................................     1,508      (380)     (808)
Cash and cash equivalents at beginning of
  period.........................................       120       500     1,308
                                                    -------   -------   -------
Cash and cash equivalents at end of period.......   $ 1,628   $   120   $   500
                                                    -------   -------   -------
                                                    -------   -------   -------

------------------
(1) The 1996 results reflect the dissolution and subsequent merger of Sovereign Investment Corporation into Sovereign Bancorp during 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located in the definitive Proxy Statement to be used in connection with Sovereign's 1998 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Additional Information Regarding Directors and Officers" in the Proxy Statement.

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

      (10.3) Agreement dated as of March 1, 1997, between Sovereign Bancorp,
             Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

      (10.4) Agreement dated as of September 25, 1997, between Sovereign Bank and Karl D. Gerhart.

      (10.5) Agreement dated as of September 25, 1997, between Sovereign Bank and Lawrence M. Thompson, Jr.

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

     (10.16) Employment Agreement dated as of August 8, 1988, between Charter
             Federal Savings Bank and Patrick J. Petrone. (Incorporated by reference to Exhibit 10.23 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

     (10.17) Amendment to Employment Agreement between Patrick J. Petrone and
             Charter Federal Savings Bank, dated October 17, 1994. (Incorporated by reference to Exhibit 10.24 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

     (10.18) Amendment to Rights Agreement, dated as of September 27, 1995, between Sovereign Bancorp, Inc. and Chemical Bank, as successor to Harris Trust Company of New York, as Rights Agent. (Incorporated by reference to Exhibit 2.2 of Amendment No. 1 of Sovereign's Registration Statement on Form 8-A.)

      (11.1) Computation of Per Share Earnings.

        (21) Subsidiaries of the Registrant

      (23.1) Consent of Ernst & Young LLP, Independent Auditors.

      (23.2) Consent of KPMG Peat Marwick LLP, Independent Auditors.

      (23.3) Consent of KPMG Peat Marwick LLP, Independent Auditors.

        (27) Financial Data Schedule

      (99.1) Report of KPMG Peat Marwick LLP, Independent Auditors.

      (99.2) Report of KPMG Peat Marwick LLP, Independent Auditors.


(B) REPORTS ON FORM 8-K.

    1. Report on Form 8-K, dated February 3, 1997 (date of earliest event -- January 20, 1997), contained a press release announcing Sovereign Bancorp Inc.'s earnings for the year ended December 31, 1996 and a press release announcing an amendment to the timing of the 6 for 5 stock split on Sovereign Bancorp Inc. common stock which was declared on January 16, 1997.

    2. Report on Form 8-K, dated February 6, 1997 (date of earliest event -- February 6, 1997), contained a press release announcing the execution of an Agreement and Plan of Merger for Sovereign Bancorp Inc. to acquire Bankers Corp.

    3. Report on Form 8-K, dated February 13, 1997 (date of earliest event -- February 5, 1997), described the Agreement and Plan of Merger dated February 5, 1997 pursuant to which Sovereign Bancorp Inc. will acquire Bankers Corp.

    4. Report on Form 8-K, dated March 17, 1997 (date of earliest event -- March 17, 1997), contained pro forma financial information showing the effects of the merger of First State Financial Services, Inc. with and into Sovereign Bancorp, Inc. which was effective as of February 18, 1997, and the pending acquisition of Bankers Corp.

    5. Report on Form 8-K, dated June 17, 1997 (date of earliest event -- June 17, 1997), contained Sovereign Bancorp Inc.'s 1996 financial statements restated to include the merger of First State Financial Services, Inc. with and into Sovereign Bancorp, Inc.

    6. Report on Form 8-K, dated September 12, 1997 (date of earliest event -- August 29, 1997), summarized the completion of Sovereign Bancorp Inc.'s acquisition of Bankers Corp.

    7. Report on Form 8-K, dated September 22, 1997 (date of earliest event -- September 18, 1997), contained a press release announcing the execution of an Agreement and Plan of Merger for Sovereign Bancorp Inc. to acquire ML Bancorp.

    8. Report on Form 8-K/A, dated November 10, 1997 (date of earliest event -- August 29, 1997), contained Bankers Corp.'s 1996 Form 10-K and pro forma financial information showing the effects of the merger of Bankers Corp. with and into Sovereign Bancorp, Inc., which was effective as of August 29, 1997.

    9. Report on Form 8-K, dated December 9, 1997 (date of earliest event -- December 8, 1997), contained Sovereign Bancorp Inc.'s 1996 financial statements restated to include the merger of Bankers Corp. with and into Sovereign Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOVEREIGN BANCORP, INC.
                                                  (Registrant)

February 19, 1998                              By /s/ JAY S. SIDHU
                                               --------------------------------
                                               Jay S. Sidhu, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


     SIGNATURE                       TITLE                            DATE
     ---------                       -----                            ----

                              Director
-------------------------
Fred D. Hafer


/S/ RICHARD E. MOHN           Chairman of Board and Director   February 19, 1998
-------------------------
Richard E. Mohn


/S/ RHODA S. OBERHOLTZER      Director                         February 19, 1998
-------------------------
Rhoda S. Oberholtzer


/S/ PATRICK J. PETRONE        Director                         February 19, 1998
-------------------------
Patrick J. Petrone


/S/ DANIEL K. ROTHERMEL       Director                         February 19, 1998
-------------------------
Daniel K. Rothermel


/S/ JAY S. SIDHU              Director, President and Chief    February 19, 1998
-------------------------     Executive Officer
Jay S. Sidhu                  (Principal Executive Officer)


                              Director
-------------------------
Cameron C. Troilo


/S/ G. ARTHUR WEAVER          Director                         February 19, 1998
-------------------------
G. Arthur Weaver


/S/ KARL D. GERHART           Chief Financial Officer          February 19, 1998
-------------------------
Karl D. Gerhart


/S/ MARK R.McCOLLOM           Chief Accounting Officer         February 19, 1998
-------------------------
Mark R.McCollom