Form 10-Q
period 1998-03-31
SOVEREIGN BANCORP INC
filed 1998-05-15
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


                        Commission File Number: 34-16533
                                                --------


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


                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . No   .
                                      ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at May 13, 1998
---------------------------                      ---------------------------
Common Stock (no par value)                           133,757,967 shares

Preferred Stock (no par value)                          1,908,591 shares

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1998
             and December 31, 1997                                         3


             Consolidated Statements of Operations for the three-
             month periods ended March 31, 1998 and 1997                 4 - 5


             Consolidated Statement of Stockholders' Equity for
             the three-month period ended March 31, 1998                   6


             Consolidated Statements of Cash Flows for the three-
             month periods ended March 31, 1998 and 1997                   7


             Notes to Consolidated Financial Statements                  8 - 21


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition            22 - 37


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                        38


PART III.  FINANCIAL DATA SCHEDULE                                      39 - 40


SIGNATURES                                                                41

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              March 31,          December 31,
                                                                1998                 1997
                                                            ------------         ------------
                                                             (Unaudited)            (Note)
                                                                    (in thousands, except
                                                                       per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                 $    241,159         $    219,143
  Interest-earning deposits                                      121,545               14,502
  Loans held for sale (approximate fair
    value of $294,373 and $310,440 at
    March 31, 1998 and December 31, 1997,
    respectively)                                                294,001              310,368
  Investment available-for-sale                                3,229,384            1,795,060
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $3,100,189 and $3,238,197 at March 31,
    1998 and December 31, 1997, respectively)                  3,072,949            3,209,966
  Loans                                                       10,410,727           10,756,785
  Allowance for possible loan losses                            (111,908)            (110,251)
  Premises and equipment                                          88,661               85,194
  Real estate owned                                               11,760               10,631
  Accrued interest receivable                                    104,978              102,043
  Goodwill and other intangible assets                           126,534              125,816
  Other assets                                                   506,331              166,514
                                                            ------------         ------------

      TOTAL ASSETS                                          $ 18,096,121         $ 16,685,771
                                                            ============         ============

LIABILITIES
  Deposits                                                  $  9,247,612         $  8,913,275
  Borrowings:
    Short-term                                                 5,672,298            5,263,874
    Long-term                                                  1,487,264            1,309,591
  Advance payments by borrowers
    for taxes and insurance                                       45,156               41,431
  Other liabilities                                              527,552               55,699
                                                            ------------         ------------

      TOTAL LIABILITIES                                       16,979,882           15,583,870
                                                            ------------         ------------

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust holding
  solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")                   128,985              128,972
                                                            ------------         ------------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares authorized;
    1,995,617 shares issued and outstanding
    at March 31, 1998 and 1,996,467 shares issued
    and outstanding at December 31, 1997                          96,235               96,276
  Common stock; no par value; 200,000,000 shares
    authorized; 137,547,559 shares issued at
    March 31, 1998 and 136,833,840 shares issued
    at December 31, 1997                                         491,889              478,797
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,611,132 shares at March 31, 1998 and
    5,984,934 shares at December 31, 1997                        (31,194)             (37,211)
  Treasury stock at cost; 11,104 shares at March 31,
    1998 and 13,210 shares at December 31, 1997                     (171)                (185)
  Accumulated other comprehensive income                           8,969               18,680
  Retained earnings                                              421,526              416,572
                                                            ------------         ------------

 TOTAL STOCKHOLDERS' EQUITY                                      987,254              972,929
                                                            ------------         ------------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                            $ 18,096,121         $ 16,685,771
                                                            ============         ============

See accompanying notes to consolidated financial statements.
Note: The balance sheet at December 31, 1997 is taken from Sovereign's audited financial statements at that date, plus additions necessary to reflect Sovereign's February 28, 1998 acquisition of ML Bancorp, Inc. ("ML Bancorp"), which was accounted for as a pooling-of-interests, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three-Month Period Ended
                                                                March 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------
                                                         (in thousands, except
                                                            per share data)
Interest income:
  Interest on interest-earning deposits                $  1,346        $  2,734
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                   34,331          18,809
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                     57,769          63,648
  Interest and fees on loans                            212,315         170,254
                                                       --------        --------

      Total interest income                             305,761         255,445
                                                       --------        --------

Interest expense:
  Interest on deposits                                   94,909          82,173
  Interest on borrowings                                 98,253          79,121
                                                       --------        --------

      Total interest expense                            193,162         161,294
                                                       --------        --------

Net interest income                                     112,599          94,151
Provision for possible loan losses (1)                    6,500          10,900
                                                       --------        --------

Net interest income after provision for
  possible loan losses                                  106,099          83,251
                                                       --------        --------

Other income:
  Other loan fees and service charges                     2,886           1,629
  Deposit fees                                            5,380           4,338
  Mortgage banking gains                                  4,875           4,263
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                    3,451             273
  Miscellaneous income                                    5,708           1,811
                                                       --------        --------

      Total other income                                 22,300          12,314
                                                       --------        --------

General and administrative expenses:
  Salaries and employee benefits                         28,486          22,994
  Occupancy and equipment expenses                       12,106           8,789
  Outside services                                        6,319           5,525
  Deposit insurance premiums                              1,084           1,075
  Advertising                                             1,844           2,066
  Other administrative expenses                          10,398           8,203
                                                       --------        --------

      Total general and administrative expenses          60,237          48,652
                                                       --------        --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                                                      Three-Month Period Ended
                                                               March 31,
                                                      -------------------------
                                                        1998             1997
                                                      --------         --------
                                                        (in thousands, except
                                                            per share data)
Other operating expenses:
  One-time, merger-related charge (1)                   39,529            7,955
  Amortization of goodwill and other intangibles         3,155            3,144
  Trust Preferred Securities expense                     3,379            1,425
  Real estate owned (gain)/loss, net                       (75)             278
                                                      --------         --------

      Total other operating expenses                    45,988           12,802
                                                      --------         --------

Income before income taxes                              22,174           34,111
Income tax provision                                     9,147           14,037
                                                      --------         --------

Net Income (2)                                        $ 13,027         $ 20,074
                                                      ========         ========

Net Income Applicable to Common Stock                 $ 11,468         $ 18,512
                                                      ========         ========

Earnings per share (2)(3)                             $    .09         $    .14
                                                      ========         ========

Dividends per share (3)                               $   .017         $   .036
                                                      ========         ========


(1) Results for the three-month period ended March 31, 1998 include a one-time, merger charge of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the three-month period ended March 31, 1997 include a one-time, merger charge of $15.9 million ($10.7 million after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997 of which $7.9 million (pre-tax) is classified as provision for possible loan losses.

(2) Results for the three-month periods ended March 31, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, net income for the three-month periods ended March 31, 1998 and 1997 was $38.9 million and $30.8 million, respectively and diluted earnings per share for the same periods were $.26 and $.21, respectively.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                               Common        Preferred
                                               Shares         Shares         Common      Preferred    Retained     Treasury
                                             Outstanding    Outstanding      Stock         Stock      Earnings      Stock
                                             -----------    -----------     --------     ---------    --------     --------
Balance, December 31, 1997                     130,836         1,996        $478,797     $ 96,276     $416,572     $   (185)
  Net income                                        -             -               -            -        13,027           -
  Exercise of stock options                        643            -            2,688           -            -            -
  Cash in lieu of fractional shares                 -             -               (5)          -            -            -
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                             65            -            1,075           -            -            -
  Dividends paid on common stock,
    $.017 per share                                 -             -               -            -        (2,286)          -
  Dividends paid on preferred stock,
    $.781 per share                                 -             -               -            -        (1,559)          -
  Treasury stock repurchase                         (4)           -               -            -            -           (59)
  Treasury stock sale                                6            -               -            -            -            73
  Other comprehensive income -
    unrecognized loss on investment
    and mortgage-backed securities
    available-for-sale, net of tax                  -             -               -            -            -            -
  Conversion of Preferred stock                      6            -               41          (41)          -            -
  Allocation of shares under Employee
    Stock Ownership Plan                         1,373            -            9,293           -            -            -
  Adjustment for ML Bancorp's
    different fiscal year end                       -             -               -            -        (4,228)          -
                                             ---------      --------        --------    ---------     ----------   --------

Balance, March 31, 1998                        132,925         1,996        $491,889    $  96,235     $421,526     $   (171)
                                             =========      ========        ========    =========     ========     ========


                                                                Accumulated        Total
                                             Unallocated          Other           Stock-
                                             Common Stock      Comprehensive     Holders'
                                             Held by ESOP         Income          Equity
                                             -----------       -------------     --------
Balance, December 31, 1997                    $ (37,211)        $ 18,680         $972,929
  Net income                                         -                -            13,027
  Exercise of stock options                          -                -             2,688
  Cash in lieu of fractional shares                  -                -                (5)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                              -                -             1,075
  Dividends paid on common stock,
    $.017 per share                                  -                -            (2,286)
  Dividends paid on preferred stock,
    $.781 per share                                  -                -            (1,559)
  Treasury stock repurchase                          -                -               (59)
  Treasury stock sale                                -                -                73
  Other comprehensive income -
    unrecognized loss on investment
    and mortgage-backed securities
    available-for-sale, net of tax                   -            (8,919)          (8,919)
  Conversion of Preferred stock                      -                -                -
  Allocation of shares under Employee
    Stock Ownership Plan                          6,017               -            15,310
  Adjustment for ML Bancorp's
    different fiscal year end                        -              (792)          (5,020)
                                             ----------        ----------        --------

Balance, March 31, 1998                      $  (31,194)       $   8,969         $987,254
                                             ==========        =========         ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three-Month Period
                                                                            Ended March 31,
                                                                   -------------------------------
                                                                       1998                1997
                                                                   -----------         -----------
                                                                            (in thousands)
Cash Flows from Operating Activities:
  Net income                                                       $    13,027         $    20,074
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes               11,192              29,274
    Depreciation                                                           721               2,931
    Amortization                                                        (2,473)              4,667
    Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned                  (3,526)             (1,847)
    Allocation of Employee Stock Ownership Plan                         15,310                 694
    Net change in:
      Loans held for sale                                               16,367             (50,232)
      Accrued interest receivable                                       (2,935)             (3,437)
      Prepaid expenses and other assets                               (297,957)             (5,786)
      Other liabilities                                                471,853             247,117
                                                                   -----------         -----------

Net cash provided by operating activities                          $   221,579         $   243,455
                                                                   -----------         -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment and mortgage-backed
    securities available-for-sale                                      755,828              57,485
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                                88,997              41,854
      Held-to-maturity                                                 542,038             263,702
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                            (2,372,222)           (183,309)
      Held-to-maturity                                                (320,424)           (735,757)
  Proceeds from sales of loans                                           3,783               8,385
  Purchase of loans                                                    (91,049)            (80,925)
  Net change in loans other than purchases and sales                   391,409             250,671
  Proceeds from sales of premises and equipment                          6,252               3,444
  Purchases of premises and equipment                                  (10,495)             (2,349)
  Proceeds from sale of real estate owned                               (5,733)              4,112
  Net cash received in business combinations                                --              (5,208)
  Other, net                                                            (4,228)                 --
                                                                   -----------         -----------
Net cash used by investing activities                               (1,015,844)           (377,895)
                                                                   -----------         -----------

Cash Flows from Financing Activities:
  Net increase/(decrease) in deposits                                  334,622             173,950
  Net increase in short-term borrowings                                 85,050            (110,318)
  Proceeds from long-term borrowings                                   500,000              94,672
  Net increase in advance payments by
    borrowers for taxes and insurance                                    3,725              10,593
  Proceeds from issuance of Trust Preferred Securities                      --                  --
  Cash dividends paid to stockholders                                   (3,845)             (6,054)
  Proceeds from issuance of common stock                                 3,758               1,132
  Purchase of treasury stock                                                14                 (61)
                                                                   -----------         -----------
Net cash provided by financing activities                              923,324             163,914
                                                                   -----------         -----------

Net change in cash and cash equivalents                                129,059              29,474
Cash and cash equivalents at beginning of period                       233,645             151,270
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $   362,704         $   180,744
                                                                   ===========         -----------

Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                  $   241,159         $   125,601
Interest-earning deposits                                              121,545              55,143
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $   362,704         $   180,744
                                                                   ===========         ===========


Supplemental Disclosures:

Income tax payments totaled $18.9 million for the three-month period ended March 31, 1998 and $1.2 million for the same period in 1997. Interest payments totaled $188.1 million for the three-month period ended March 31, 1998 and $155.7 million for the same period in 1997. Noncash activity consisted of mortgage loan securitization of $124.5 million for the three-month period ended March 31, 1998 and $70.6 million for the same period in 1997; reclassification of long-term borrowings to short-term borrowings of $322.2 million for the three-month period ended March 31, 1998 and $245.0 million for the same period in 1997; and reclassification of mortgage loans to real estate owned of $2.2 million for the three-month period ended March 31, 1998 and $6.3 million for the same period in 1997.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Capital Trust I, ML Capital Trust I and ML Bancorp of Delaware. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The financial statements include the consolidated accounts of ML Bancorp, Inc. ("ML Bancorp") which was acquired on February 28, 1998 in a transaction accounted for under the pooling-of-interests method of accounting (see Note 9 "Acquisitions" hereof). The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  EARNINGS PER SHARE

     The following table presents the computation of earnings per share based on the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128 for the periods indicated (in thousands, except per share data). For additional information with respect to SFAS No. 128, see Note 10 "Accounting Changes" hereof.

                                                          Three-Month Period
                                                            Ended March 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
Basic Earnings Per Share:

Net income attributable to common stock (1)             $ 11,468       $ 18,512
                                                        --------       --------
Average basic shares outstanding
  at end of period (3)                                  $132,484       $125,730
                                                        ========       ========

Basic earnings per share (2) (3)                        $    .09       $    .15
                                                        ========       ========


Diluted Earnings Per Share:
Net income (1)                                          $ 13,027       $ 20,074
                                                        --------       --------

Average diluted shares outstanding
  at end of period (3)                                   146,825        140,098

Dilutive effect of average stock options,
  net of shares assumed to be repurchased
  under the treasury stock method (3)                      3,296          3,657
                                                        --------       --------

Total average diluted shares outstanding
  at end of period (3)                                   150,121        143,755
                                                        ========       ========

Diluted earnings per share (2)(3)                       $    .09       $    .14
                                                        ========       ========


(1) Results for the three-month period ended March 31, 1998 include a one-time, merger charge of $25.8 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the three-month period ended March 31, 1997 include a one-time, merger charge of $10.7 million (after-tax) related to Sovereign's acquisition of First State during the first quarter of 1997.

(2) Results for the three-month periods ended March 31, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, basic earnings per share for the three-month periods ended March 31, 1998 and 1997 were $.28 and $.23, respectively and diluted earnings per share for the same periods were $.26 and $.21, respectively.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                                  March 31, 1998
                                        ----------------------------------------------------------------------
                                        Amortized            Unrealized          Unrealized           Fair
                                           Cost             Appreciation        Depreciation          Value
                                        ----------          ------------        ------------       -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                          $   37,444            $    --            $    7            $   37,437
  Equity securities                        694,208             14,724                22               708,910
  Other securities                          18,525              4,392                --                22,917

Mortgage-backed Securities:
  FHLMC                                    170,358              1,145               819               170,684
  FNMA                                      78,518                836                97                79,257
  GNMA                                     179,699                458             1,022               179,135
  Collateralized mortgage
    obligations                          2,037,621                215             6,792             2,031,044
  Other securities                              --                 --                --                    --
                                        ----------            -------            ------            ----------
Total investment and
  mortgage-backed securities
  available-for-sale                    $3,216,373            $21,770            $8,759            $3,229,384
                                        ==========            =======            ======            ==========


                                                                   December 31, 1997
                                        ----------------------------------------------------------------------
                                        Amortized            Unrealized          Unrealized           Fair
                                           Cost             Appreciation        Depreciation          Value
                                        ----------          ------------        ------------       -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                          $   19,988            $     2            $   --            $   19,990
  Equity securities                        631,692             18,768                39               650,421
  Other securities                          32,873              4,391               298                36,966

Mortgage-backed Securities:
  FHLMC                                    403,913              3,184               375               406,722
  FNMA                                     198,719              1,597               375               199,941
  GNMA                                     247,149              1,498               554               248,093
  Collateralized mortgage
    obligations                            218,113                747               179               218,681
  Other securities                          14,295                  9                58                14,246
                                        ----------            -------            ------            ----------
Total investment and
  mortgage-backed securities
  available-for-sale                    $1,766,742            $30,196            $1,878            $1,795,060
                                        ==========            =======            ======            ==========

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

                                                                  March 31, 1998
                                        ----------------------------------------------------------------------
                                        Amortized            Unrealized          Unrealized           Fair
                                           Cost             Appreciation        Depreciation          Value
                                        ----------          ------------        ------------       -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                          $   26,315            $   137            $    3            $   26,449
  Corporate securities                       1,050                 24                --                 1,074
  Other securities                          59,062              4,018               197                62,883

Mortgage-backed Securities:
  FHLMC                                    307,600              6,282               670               313,212
  FNMA                                     224,897              4,028               457               228,468
  GNMA                                     381,353              8,933                --               390,286
  RTC                                           --                 --                --                    --
  Private issues                           100,959              1,100                22               102,037
  Collateralized mortgage
    obligations                          1,971,713              7,192             3,125             1,975,780
                                        ----------            -------            ------            ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                      $3,072,949            $31,714            $4,474            $3,100,189
                                        ==========            =======            ======            ==========


                                                                  December 31, 1997
                                        ----------------------------------------------------------------------
                                        Amortized            Unrealized          Unrealized           Fair
                                           Cost             Appreciation        Depreciation          Value
                                        ----------          ------------        ------------       -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                          $   39,483            $   136            $  430            $   39,189
  Corporate securities                       1,050                 24                --                 1,074
  Other securities                          51,797              3,832               150                55,479

Mortgage-backed Securities:
  FHLMC                                    350,775              7,447               445               357,777
  FNMA                                     220,265              3,603               397               223,471
  GNMA                                     392,312              8,309                --               400,621
  RTC                                          411                 --                 1                   410
  Private issues                           119,350                963                82               120,231
  Collateralized mortgage
    obligations                          2,034,523              8,038             2,616             2,039,945
                                        ----------            -------            ------            ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                      $3,209,966            $32,352            $4,121            $3,238,197
                                        ==========            =======            ======            ==========


                                      -11

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

                                                      March 31, 1998                 December 31, 1997
                                              ----------------------------       --------------------------
                                                  Amount           Percent          Amount          Percent
                                              -----------          -------       -----------        -------
Residential real estate loans                 $ 5,997,881            57.6%       $ 6,400,715          59.5%

Residential construction loans
  (net of loans in process of
   $41,813 and $46,523, respectively)             132,084             1.3            134,926           1.2
                                              -----------          ------        -----------        ------

     Total Residential Loans                    6,129,965            58.9          6,535,641          60.7
                                              -----------          ------        -----------        ------

Multi-family loans                                106,150             1.0            106,108           1.0
Commercial real estate loans                      471,072             4.5            458,786           4.3
Commercial loans                                  326,402             3.1            302,515           2.8
Automotive floor plan loans                       340,219             3.3            279,757           2.6
                                              -----------          ------        -----------        ------

     Total Commercial Loans                     1,243,843            11.9          1,147,166          10.7
                                              -----------          ------        -----------        ------

Automobile loans                                1,510,854            14.5          1,548,383          14.4
Home equity loans                               1,022,062             9.8          1,003,404           9.3
Loans to automotive lessors                       259,923             2.5            267,033           2.5
Student loans                                     184,927             1.8            190,440           1.8
Credit cards                                       50,014              .5             54,887            .5
Other                                               9,139              .1              9,831            .1
                                              -----------          ------        -----------        ------

     Total Consumer Loans                       3,036,919            29.2%         3,073,978          28.6%
                                              -----------          ------        -----------        ------

       Total Loans                            $10,410,727           100.0%       $10,756,785         100.0%
                                              ===========          ======        ===========        ======


Total Loans with: (1)
  Fixed rates                                 $ 4,081,861            39.2%       $ 4,181,538          38.9%
  Variable rates                                6,328,866            60.8          6,575,247          61.1
                                              -----------          ------        -----------        ------
       Total Loans                            $10,410,727           100.0%       $10,756,785         100.0%
                                              ===========          ======        ===========        ======


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                             March 31, 1998                              December 31, 1997
                                ---------------------------------------         --------------------------------------
                                                               Weighted                                       Weighted
                                                                Average                                       Average
  Account Type                    Amount         Percent         Rate             Amount         Percent        Rate
  ------------                  ----------       -------       --------         ----------       -------      --------
Demand deposit accounts         $  647,985          7.0%           - %          $  547,394          6.1%          - %
NOW accounts                       688,791          7.4          1.32              671,228          7.5         1.28
Savings accounts                 1,839,618         19.9          2.90            1,777,603         20.0         2.90
Money market accounts              837,758          9.1          4.03              802,438          9.0         4.06
Retail certificates              4,583,114         49.6          5.54            4,576,224         51.3         5.54
Jumbo certificates                 650,346          7.0          5.42              538,388          6.1         5.49
                                ----------        -----          ----           ----------        -----         ----

Total Deposits                  $9,247,612        100.0%         4.17%          $8,913,275        100.0%        4.22%
                                ==========        =====          ====           ==========        =====         ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                   March 31, 1998                     December 31, 1997
                                            ----------------------------        ----------------------------
                                                                Weighted                            Weighted
                                                                 Average                             Average
                                              Balance             Rate           Balance              Rate
                                            ----------          --------        ----------          --------
Securities sold under
  repurchase agreements                     $  534,943            5.90%         $  965,476           5.80%
FHLB advances                                6,439,103            5.72           5,419,838           5.93
Other borrowings                               185,516            5.96             188,151           5.88
                                            ----------            ---           ----------           ----

  Total Borrowings                          $7,159,562            5.74%         $6,573,465           5.91%
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

                                                                  March 31, 1998
                                             ------------------------------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                              Notional          Book          Estimated          Maturity
                                               Amount           Value         Fair Value         In Years
                                             ----------        ------         ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  211,230         $   -          $ 1,997             4.1
  Pay fixed-receive variable (2)                199,820             -              (95)            1.1
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                      -             -                -               -
  Pay fixed-receive variable (4)              3,675,000             -            3,356             4.5
Interest rate caps/floors(5)                  1,200,000         9,285           (4,557)            3.7
                                             ----------        ------          -------
                                             $5,286,050        $9,285          $   701
                                             ==========        ======          =======


                                                                  March 31, 1998
                                             ------------------------------------------------------------
                                                                                                 Weighted
                                                                                                  Average
                                              Notional          Book          Estimated          Maturity
                                               Amount           Value         Fair Value         In Years
                                             ----------        ------         ----------         --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  602,116        $    -          $  1,436             2.8
  Pay fixed-receive variable (2)                208,761             -                (9)            1.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                 28,499             -              (561)            2.7
  Pay fixed-receive variable (4)              2,750,000             -            (9,290)            2.3
Interest rate caps/floors (5)                 1,200,000         9,963            (4,434)            4.0
                                             ----------        ------          --------
                                             $4,789,376        $9,963          $(12,858)
                                             ==========        ======          ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.65% and 5.58% and the weighted average receive rate was 6.89% and 5.97% at March 31, 1998 and December 31, 1997, respectively.

(2) The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 6.80% and 6.80% at March 31, 1998 and December 31, 1997, respectively.

(3) The weighted average pay rate was 7.28% and the weighted average receive rate was 6.75% at December 31, 1997.

(4) The weighted average pay rate was 5.57% and 5.89% and the weighted average receive rate was 5.66% and 4.47% at March 31, 1998 and December 31, 1997, respectively.

(5) The weighted average strike price range was 5.25% - 9.00% at March 31, 1998 and 5.25% - 7.50% at December 31, 1997.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                                Balance                                                                      Balance
                             December 31,                            Maturities/                             March 31,
                                 1997              Additions         Amortization       Terminations           1998
                             ------------         ----------         ------------       ------------       -----------
Amortizing interest
  rate swaps                  $  810,877          $        -           $  10,816          $389,011         $  411,050
Non-amortizing interest
  rate swaps                   2,778,499           1,300,000             100,000           303,499          3,675,000
Interest rate
  caps/floors                  1,200,000                   -                   -                 -          1,200,000
                               ----------         ----------           ---------         ---------         ----------

                              $4,789,376          $  600,000           $110,816          $692,510          $5,286,050
                              ==========          ==========           =========         ========          ==========


     At March 31, 1998, Sovereign's balance sheet included a net deferred loss of $1.0 million related to interest rate exchange agreements terminated in September 1997 and January 1998 which were originally accounted for as hedges. Of this net deferred loss, $646,000 will amortize into interest expense during 1998 and $389,000 will amortize into interest expense in 1999.

     Net interest income resulting from interest rate exchange agreements includes $1.4 million of income and $1.4 million of expense for the three-month period ended March 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9)  ACQUISITIONS

     On February 28, 1998, Sovereign acquired ML Bancorp, a $2.3 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operates 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. The transaction added loans, deposits and stockholders' equity to Sovereign of $1.04 billion, $989.5 million and $173.1 million, respectively. In accordance with the merger agreement, ML Bancorp shareholders received 1.944 shares of Sovereign common stock in exchange for each share of ML Bancorp common stock. Approximately 24.6 million new shares of Sovereign common stock were issued in connection with the transaction. The transaction is tax-free to ML Bancorp and ML Bancorp shareholders, and will be accounted for as a pooling-of-interests.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                                  Years Ended December 31,
                                              --------------------------------
                                                1997                    1996
                                              --------                --------
      Net interest income
        Sovereign                             $340,849                $304,121
        ML Bancorp (1)                          59,593                  54,179
                                              --------                --------

        Combined                              $400,442                $358,300
                                              ========                ========


      Net income:
        Sovereign                             $ 77,640                $ 70,139
        ML Bancorp (1)                          16,553                  13,810
                                              --------                 -------

        Combined                              $ 94,193                $ 83,949
                                              ========                ========

--------------------
(1) Reflects ML Bancorp's results of operations for the eleven-month period ended February 28, 1998 and for the year-ended March 31, 1997, respectively.


     Prior to the combination, ML Bancorp's fiscal year end was March 31, and accordingly, Sovereign's consolidated results of operations for the three-month period ended March 31, 1998 include ML Bancorp's results of operations for the two-month period ended February 28, 1998 and Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1997 include ML Bancorp's results of operations for the eleven-month period ended February 28, 1998. Consequently, a net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect ML Bancorp's activity for the two-month period ended February 28, 1998. That activity consisted of net income of

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


$4.2 million and a net change in accumulated other comprehensive income of $792,000 Sovereign's consolidated results of operations for the three-month period ended March 31, 1997 include ML Bancorp's results of operations for the three-month period ended June 30, 1997. ML Bancorp's total interest income, net interest income and net income for the two-month period ended February 28, 1998 was $27.9 million, $11.6 million and $4.2 million, respectively.

     On April 27, 1998, Sovereign announced its planned acquisition of 95 branch offices, approximately $2.3 billion in commercial bank deposits and approximately $800 million in commercial and consumer loans throughout Pennsylvania and New Jersey from CoreStates Financial Corp. ("CoreStates") and First Union Corporation ("First Union"). This transaction, which will be accounted for as a purchase, is subject to governmental approvals and is expected to close in August 1998.

     On December 19, 1997, Sovereign executed a Definitive Agreement to acquire First Home Bancorp, Inc. ("First Home"), a $531 million bank holding company headquartered in Pennsville, New Jersey. First Home's principal operating subsidiary operates ten banking offices located in the Salem, Gloucester and Camden counties, New Jersey and New Castle county, Delaware. The terms of the Agreement call for Sovereign to exchange $31.25 in Sovereign common stock for each outstanding share of First Home common stock or a total consideration of approximately $86 million in Sovereign common stock. If Sovereign's average stock price remains between $15.00 and $18.33 per share (collectively, the "Collars") during a 15-day pricing period as set forth in the Agreement, the price will remain fixed at $31.25. However, if during the pricing period, Sovereign's average stock price drops to $15.00 per share or lower, First Home shareholders would receive a fixed exchange ratio of 2.083 shares of Sovereign common stock for each share of First Home common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, First Home shareholders would receive a fixed exchange ratio of 1.705 shares of Sovereign common stock for each share of First Home common stock. First Home has the right to terminate the Agreement if Sovereign's average stock price during the 15-day pricing period falls below $11.25. The transaction will be accounted for as a pooling-of-interests. Sovereign anticipates recording a one-time, after-tax, merger-related charge of $4 million to $5 million at the closing of the transaction which is anticipated to be late in the second quarter or early in the third quarter of 1998. All per share information concerning this transaction has been restated to reflect all subsequent stock dividends and stock splits.

     On December 15, 1997, Sovereign executed a Definitive Agreement to acquire Carnegie Bancorp ("Carnegie"), a $432 million commercial bank holding company headquartered in Princeton, New Jersey. Carnegie's principal operating subsidiary operates seven banking offices throughout central New Jersey and one community banking office in Pennsylvania. The terms of the Agreement call for Sovereign to exchange $35.50 in Sovereign common stock for each outstanding share of Carnegie common stock or a total consideration of approximately

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


$106 million in Sovereign common stock. If Sovereign's average stock price remains between $15.00 and $18.33 per share (collectively, the "Collars") during a 15-day pricing period as set forth in the Agreement, the price will remain fixed at $35.50. However, if during the pricing period, Sovereign's average stock price drops to $15.00 per share or lower, Carnegie's shareholders would receive a fixed exchange ratio of 2.366 shares of Sovereign common stock for each share of Carnegie common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, Carnegie shareholders would receive a fixed exchange ratio of 1.937 shares of Sovereign common stock for each share of Carnegie common stock. Carnegie has the right to terminate the Agreement if Sovereign's average stock price during the 15-day pricing period falls below $12.06 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock. The transaction will be accounted for as a pooling-of-interests. Sovereign anticipates recording a one-time, after-tax, merger-related charge of $7 million to $8 million at the closing of the transaction which is anticipated to be late in the second quarter or early in the third quarter of 1998. All per share information concerning this transaction has been restated to reflect all subsequent stock dividends and stock splits.


(10) ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Sovereign is currently evaluating the impact SFAS No. 131's additional disclosure requirements is expected to have on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Sovereign adopted SFAS No. 130 on January 1, 1998. The overall objective of SFAS No. 130 is to provide new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on Sovereign's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on Sovereign's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the provisions of SFAS No. 130.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)

                                                     Three-Month Period
                                                       Ended March 31,
                                                 --------------------------
                                                   1998               1997
                                                 -------            -------
Net income                                       $13,027            $20,074

Unrealized (losses) gains on securities
  arising during the year                        (11,089)             3,455
Less reclassification adjustment (1)              (2,170)                 -
                                                 -------            -------
Net unrealized gain recognized
  in other comprehensive income                   (8,919)             3,455
                                                 -------            -------

Comprehensive income (2)                         $ 4,108            $23,529
                                                 =======            =======

(1) Sovereign has not calculated the reclassification adjustment for the three-month period ended March 31, 1997.

(2) Excluding one-time, merger-related charges, comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $29.9 million and $34.2 million, respectively.


     Accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 consisted of unrealized gains on securities of $9.0 million and $18.7 million, respectively.

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

     Under SFAS No. 128, fully diluted earnings per share has been renamed diluted earnings per share. Income available to common stockholders is adjusted for the assumed conversion of all potentially dilutive securities. In calculating diluted earnings per share, the dilutive effect of options and warrants continues to be calculated using the treasury stock method. However, unlike the calculation of fully diluted earnings per share, the treasury stock

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


method is applied using the average market price for the period rather than the higher of the average market price or the ending market price. The dilutive effect of convertible debt or preferred stock continues to be calculated using the if-converted method. Sovereign adopted SFAS No. 128 in December 1997 and accordingly, the calculation of primary and fully diluted earnings per share for current and prior periods has been presented and where appropriate, restated to conform to the provisions of SFAS No. 128.


(11) RECENT DEVELOPMENTS

     Preferred Stock. On April 16, 1998, Sovereign announced that it will redeem all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B on May 15, 1998 at a redemption price of $52.188 per share plus the dividends payable on May 15, 1998. On this date, dividends on shares of Series B Preferred Stock will cease to accrue.

     Holders of Series B Preferred Stock who convert such shares on May 15, 1998 will receive shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock and will be entitled to receive the quarterly dividend payable on the Series B Preferred Stock. Holders of Series B Preferred Stock who convert such shares prior to the Redemption Date will receive shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock, but will not be entitled to receive the quarterly dividend payable on the Series B Preferred Stock. Holders of Series B Preferred Stock who do not convert such shares on or prior to the Redemption Date will receive the Redemption Price of $52.188 per share, plus all accrued and unpaid dividends through the Redemption Date of $.78125 per share, but will not receive any shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock. Accordingly, Sovereign anticipates that holders of Series B Preferred Stock will convert their shares of Series B Preferred Stock on May 15, 1998 in order to receive (i) accrued and unpaid dividends of $.78125 per share of Series B Preferred Stock and (ii) 7.184 shares of common stock of Sovereign for each share of Series B Preferred Stock, based on the current conversion price, with a market value of $159.40 (based on the closing sale price of $22.1875 per share on April 15, 1998) in lieu of receiving the Redemption Price of $52.188 per share of Series B Preferred Stock.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net operating income for the three-month period ended March 31, 1998 was $38.9 million, an increase of 26% when compared to net operating income of $30.8 million for the same period in 1997. Diluted operating earnings per share for the three-month periods ended March 31, 1998 and 1997 were $.26 and $.21, respectively. The amounts presented for the three-month period ended March 31, 1998 exclude a one-time, merger charge of $25.8 million (after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") during the first quarter of 1998. Results for the three-month period ended March 31, 1997 exclude a one-time, merger charge of $10.7 million (after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997.

     Reported net income for the three-month periods ended March 31, 1998 and 1997, including the impact of the one-time, merger-related charges discussed above were $13.0 million and $20.1 million, respectively and diluted earnings per share for the same periods were $.09 and $.14, respectively. All per share amounts presented have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity, return on average total assets, and average equity to average total assets, excluding the one-time, merger-related charges discussed above were 16.03%, .91% and 5.69%, respectively, for the three-month period ended March 31, 1998 compared to 14.39%, .84% and 5.82%, respectively, for the same period in 1997.


Net Interest Income

     Net interest income for the three-month period ended March 31, 1998 was $112.6 million compared to $94.2 million for the same period in 1997. This increase is attributable to an increase in average balances resulting from internal growth and Sovereign's acquisition of Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("AFD") in September 1997. Sovereign's net interest margin (net interest income divided by average interest-earning assets) was 2.86% for the three-month period ended March 31, 1998 compared to 2.71% for the same period in 1997.

     Interest on interest-earning deposits for the three-month period ended March 31, 1998 was $1.3 million compared to $2.7 million for the same period in 1997. The average balance of interest-earning deposits was $34.9 million with an average yield of 15.61% for the three-month period ending March 31, 1998 compared to an average balance of $163.8 million with an average yield of 6.69% for the same period in 1997. The high yields on Sovereign's interest-earning deposits are the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in 1998 and future years.

     Interest on investment and mortgage-backed securities available-for-sale was $34.3 million for the three-month period ended March 31, 1998 compared to $18.8 million for the same period in 1997. The average balance of investment and mortgage-backed securities available-for-sale was $2.09 billion with an average yield of 6.93% for the three-month period ended March 31, 1998 compared to an average balance of $1.12 billion with an average yield of 6.90% for the same period in 1997.

     Interest on investment and mortgage-backed securities held-to-maturity was $57.8 million for the three-month period ended March 31, 1998 compared to $63.6 million for the same period in 1997. The average balance of investment and mortgage-backed securities held-to-maturity was $3.15 billion with an average yield of 7.33% for the three-month period ended March 31, 1998 compared to an average balance of $3.62 billion with an average yield of 7.04% for the same period in 1997.

     Interest and fees on loans were $212.3 million for the three-month period ended March 31, 1998 compared to $170.3 million for the same period in 1997. The average balance of loans was $10.86 billion with an average yield of 7.87% for the three-month period ended March 31, 1998 compared to an average balance of $9.10 billion with an average yield of 7.51% for the same period in 1997. The increases in the average balance of loans and in the interest and fees on loans are primarily due to Sovereign's AFD acquisition in September 1997 and continued growth in Sovereign's commercial lending division.

     Interest on deposits was $94.9 million for the three-month period ended March 31, 1998 compared to $82.2 million for the same period in 1997. The average balance of deposits was $9.02 billion with an average cost of 4.26% for the three-month period ended March 31, 1998 compared to an average balance of $8.15 billion with an average cost of 4.09% for the same period in 1997.

     Interest on borrowings was $98.3 million for the three-month period ended March 31, 1998 compared to $79.1 million for the same period in 1997. The average balance of borrowings was $6.75 billion with an average cost of 5.82% for the three-month period ended March 31, 1998 compared to an average balance of $5.42 billion with an average cost of 5.85% for the same period in 1997. The increase in the average balance of borrowings is the result of balance sheet growth being partially funded by borrowings.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Provision for Possible Loan Losses

     The provision for possible loan losses was $6.5 million for the three-month period ended March 31, 1998 compared to $10.9 million for the same period in 1997. This decrease is primarily attributable to additional reserves of $7.9 million taken during the first quarter of 1997 as part of the one-time, merger charges related to Sovereign's acquisition of First State in February 1997. Excluding this one-time, merger-related charge, Sovereign's loan loss provision increased by 117% from $3.0 million at March 31, 1997 to $6.5 million at March 31, 1998. These additional reserves were taken as a result of Sovereign's conservative approach with respect to an accelerated workout plan for certain non-performing assets acquired from First State.

     Over the past two years, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of consumer products, such as asset based lending and automobile loans. Management recognizes the increased risk inherent in these loan products and as a result, on a comparative basis, Sovereign's first quarter 1998 loan loss provision increased by 117% over first quarter 1997 levels. In addition, as part of a goodwill adjustment related to Sovereign's AFD acquisition from Fleet in September 1997, Sovereign added an additional $3.7 million to the allowance for possible loan losses. This adjustment, which is permitted during the one-year period following a transaction, reflects a refinement of Sovereign's estimate of the fair market value of the assets acquired and liabilities assumed as of the date of the combination. As Sovereign continues to place emphasis on small business and consumer lending in 1998 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     During the three-month period ended March 31, 1998, Sovereign charged-off $9.0 million compared to $3.6 million for the same period in 1997. The increased level of charge-offs for the first quarter of 1998 was partially off-set by recoveries of $2.5 million, resulting in net charge-offs of $6.5 million for the first quarter of 1998. This compares to recoveries of $1.2 million and net charge-offs of $2.4 million for the same period in 1997. Sovereign's increased level of charge-offs for the first quarter of 1998 is primarily the result of increased consumer loan charge-offs, the majority of which are related to Sovereign's newly acquired AFD portfolio. Historically, non-residential lending will typically result in higher charge-off levels than other types of lending; however, recoveries and income potential will also be greater.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                         Three-Month Period
                                                           Ended March 31,
                                                     --------------------------
                                                       1998              1997
                                                     --------          --------
Allowance, beginning of period                       $110,251          $ 67,422

Charge-offs:
  Residential                                           1,808             2,463
  Commercial Real Estate                                   --               154
  Commercial                                              106               367
  Consumer                                              7,064               613
                                                     --------          --------
      Total Charge-offs                                 8,978             3,597
                                                     --------          --------

Recoveries:
  Residential                                             279               290
  Commercial Real Estate                                    2               922
  Commercial                                               64                 4
  Consumer                                              2,158                21
                                                     --------          --------
      Total Recoveries                                  2,503             1,237
                                                     --------          --------

Charge-offs, net of recoveries                          6,475             2,360
Provision for possible loan losses                      6,500            10,900
Other                                                   1,632            (2,674)
                                                     --------          --------
Allowance, end of period                             $111,908          $ 73,288
                                                     ========          ========





Other Income

     Other income was $22.3 million for the three-month period ended March 31, 1998 compared to $12.3 million for the same period in 1997.

     Other loan fees and service charges were $2.9 million for the three-month period ended March 31, 1998 compared to $1.6 million for the same period in 1997. The increase in other loan fees and service charges is directly attributable to fees earned on Sovereign's AFD portfolio which was acquired in September 1997. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $8.84 billion of its own loans and $6.31 billion of loans for others at March 31, 1998 compared to $6.98 billion of its own loans and $6.09 billion of loans for others at March 31, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Deposit fees were $5.4 million for the three-month period ended March 31, 1998 compared to $4.3 million for the same period in 1997. This increase is primarily the result of an increase in the number of Sovereign's transaction accounts and a larger retail customer base over the last year.

     Mortgage banking gains were $4.9 million for the three-month period ended March 31, 1998 compared to $4.3 million for the same period in 1997. Mortgage banking gains have increased as interest rates have declined and loan volumes have accelerated in 1998 compared to 1997.

     Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $3.5 million for the three-month period ended March 31, 1998 compared to $273,000 for the same period in 1997. This increase is primarily attributable to gains of $2.4 million resulting from the liquidation of $477.1 million of investment and mortgage-backed securities acquired from ML Bancorp during the first quarter of 1998.

     Miscellaneous income was $5.7 million for the three-month period ended March 31, 1998 compared to $1.8 million for the same period in 1997. This increase is primarily due to Sovereign's investment in Bank Owned Life Insurance ("BOLI") which was made during the first quarter of 1998, the sale of certain fixed assets acquired from Bankers and increased inter-change income resulting from growth in the number of Sovereign's debit cards and credit cards over the last year.

General and Administrative Expenses

     Total general and administrative expenses were $60.2 million for the three-month period ended March 31, 1998 compared to $48.7 million for the same period in 1997. The ratio of general and administrative expenses to average assets for the three-month period ended March 31, 1998 was 1.41% compared to 1.34% for the same period in 1997. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month period ended March 31, 1998 was 46.2% compared to 45.8% for the same period in 1997. The increase in total general and administrative expenses and the resulting increase in Sovereign's expense ratios is a direct result of the AFD acquired from Fleet in September 1997 and the investment in people and other needed infrastructure to further Sovereign's transformation to a Super Community Bank.

     Other operating expenses were $46.0 million for the three-month period ended March 31, 1998 compared to $12.8 million for the same period in 1997. Results for the three-month period ended March 31, 1998 include one-time, merger charges of $39.5 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Expenses included as part of the one-time charge were human resources related costs and other expenses, including investment banker fees and legal expenses. Results for the three-month period ended March 31, 1997 include one-time, merger charges of $8.0 million.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Income Tax Provision

     The income tax provision was $9.1 million for the three-month period ended March 31, 1998 compared to $14.0 million for the same period in 1997. The effective tax rate for the three-month period ended March 31, 1998 was 41.3% compared to 41.2% for the same period in 1997. The higher than usual effective tax rate for the three-month periods ended March 31, 1998 and 1997 is primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's acquisitions during each of these periods. Excluding these one-time, merger-related charges, Sovereign's effective tax rate for the three-month periods ended March 31, 1998 and 1997 was 37.0% and 38.4%, respectively.


FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at March 31, 1998 was $10.4 billion compared to $10.8 billion at December 31, 1997. This slight decrease is primarily due to a decline in Sovereign's residential mortgage loan portfolio of approximately $414 million resulting from the refinance environment and Sovereign's lessened emphasis on portfolio lending.

     Continuing its transition to a mortgage banking franchise, during the three-month period ended March 31, 1998, Sovereign closed $449.8 million of first mortgage loans of which approximately 80% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $300.1 million and approximately 56% of fixed rate loans for the same period in 1997.

     Over the past two years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the three-month period ended March 31, 1998, Sovereign closed $176.9 million of commercial loans compared to $38.5 million of commercial loans during the same period in 1997. This increase is due to strong business loan demand in Sovereign's market area resulting from a strong economy and the pending acquisition of CoreStates by First Union.

     Sovereign closed $310.9 million of consumer loans during the three-month period ended March 31, 1998 compared to $151.2 million of consumer loans during the same period in 1997. This increase is primarily the result of Sovereign's newly acquired AFD which originated $127.3 million of indirect auto loans during the first quarter of 1998.

     Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at March 31, 1998, 70% of Sovereign's total loan portfolio was secured by residential real estate and 61% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at March 31, $199.8 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to a variable rate loan over the fixed rate period.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     At March 31, 1998, Sovereign's total loan portfolio included $6.00 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending and the AFD acquisition, at March 31, 1998, Sovereign's total loan portfolio also included $1.24 billion of commercial loans and $3.04 billion of consumer loans, including $1.51 billion of auto loans and $1.02 billion of outstanding home equity loans (excluding $462.4 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     At March 31, 1998, Sovereign's non-performing assets were $108.0 million compared to $98.6 million at December 31, 1997. Non-performing assets as a percentage of total assets were .60% at March 31, 1998 compared to .59% at December 31, 1997. At March 31, 1998, 69% of non-performing assets consisted of loans or REO related to residential real estate compared to 74% at December 31, 1997. This decrease is the result of Sovereign's increased focus on non-residential lending and the AFD acquisition. The remainder of Sovereign's non-performing assets consist principally of commercial REO; most of which have been acquired through recent acquisitions. Non-performing assets at March 31, 1998 included $11.8 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status. At March 31, 1998, the allowance for possible loan losses as a percentage of non-performing assets was 95.82% compared to 107.35% at December 31, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                  March 31,         December 31,
                                                    1998               1997
                                                  ---------         ------------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                         $ 63,118           $62,397
      Other                                         18,303            18,208

    Past due less than 90 days
    as to interest and principal:
      Real estate related                              549               555
      Other                                          5,255                --
                                                  --------           -------

Total Non-Accrual Loans                             87,225            81,160

Other                                                8,742             6,524
Restructured Loans                                     315               327
                                                  --------           -------

Total Non-Performing Loans                          96,282            88,011
                                                  --------           -------

Real Estate Owned:
      Real estate related                           10,769             9,921
      Other                                            996               710
                                                  --------           -------
Total Real Estate Owned                             11,765            10,631
                                                  --------           -------

TOTAL NON-PERFORMING ASSETS                       $108,047           $98,642
                                                  ========           =======

Past due 90 days or more as to
interest or principal and
accruing interest (1)                             $  5,104           $ 6,672

Non-Performing Assets as a
percentage of Total Assets                             .60%              .59%

Non-Performing Loans as a
percentage of Total Loans                              .90%              .80%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                 1.06%              .95%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                          95.82%           107.35%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                          107.53%           120.32%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     The adequacy of Sovereign's allowance for possible loan losses is constantly being evaluated. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At March 31, 1998, the allowance for possible loan losses was $111.9 million or 1.05% of total loans compared to $110.3 million or 1.00% of total loans at December 31, 1997.

     The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

Balance at End of                  March 31, 1998           December 31, 1997
                                 ------------------        -------------------
Period Attributable to            Amount    Percent         Amount     Percent
----------------------           --------   -------        --------    -------
Residential real estate          $ 31,605     28.3%        $ 34,745      31.5%
Commercial real estate              6,081      5.4           19,368      17.6
Commercial                         19,294     17.2            8,007       7.3
Consumer                           28,971     25.9           23,097      20.9
Unallocated                        25,957     23.2           25,034      22.7
                                 --------    -----         --------     -----

Total                            $111,908    100.0%        $110,251     100.0%
                                 ========    =====         ========     =====


     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $31.0 million at March 31, 1998 and consisted principally of commercial real estate loans.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Impaired loans are summarized as follows (in thousands):

                                                  March 31,       December 31,
                                                    1998             1997
                                                  ---------       ------------
Impaired loans without a related reserve           $15,238          $ 7,435
Impaired loans with a related reserve               31,016           12,153
                                                   -------          -------

        Total impaired loans                       $46,254          $19,588
                                                   =======          =======

Reserve for impaired loans                         $12,183          $ 5,325
                                                   =======          =======

     The average balance of impaired loans for the three-month periods ended March 31, 1998 and 1997 was $32.9 million and $27.4 million, respectively.


Investment and Mortgage-backed Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. At March 31, 1998, four securities, or approximately 1.5% of Sovereign's total investment portfolio were classified as high risk as defined by the FFIEC Policy Statement on securities activities. The effective duration of the total investment portfolio at March 31, 1998 was 1.8 years.

     At March 31, 1998, total investment and mortgage-backed securities available-for-sale were $3.21 billion compared to $1.74 billion at December 31, 1997 and investment and mortgage-backed securities held-to-maturity were $3.10 billion compared to $3.26 billion at December 31, 1997. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at March 31, 1998 were $126.5 million compared to $125.8 million at December 31, 1997. As an adjustment made in connection with its AFD acquisition from Fleet in September 1997, during the first quarter of 1998, Sovereign added $5.5 million to goodwill. This adjustment, which is permitted during the one-year period following a transaction, reflects a refinement of Sovereign's estimate of the fair market value of the assets acquired and liabilities assumed as of the date of the combination. This increase to goodwill was off-set by a reduction of $1.8 million taken as part of the one-time, merger-related charge during the first quarter of 1998 and normal year-to-date amortization.

Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at March 31, 1998 were $9.25 billion compared to $8.91 billion at December 31, 1997. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Total borrowings at March 31, 1998 were $7.16 billion of which $5.67 billion were short-term compared to $6.57 billion of which $5.26 billion were short-term at December 31, 1997. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $3.68 billion of FHLB advances at March 31, 1998 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at March 31, 1998, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

Stockholders' Equity

     Total stockholders' equity at March 31, 1998 was $978.0 million compared to $972.9 million at December 31, 1997. This increase is primarily attributable to the retention of earnings less dividends paid to shareholders, net of unallocated common stock held by ESOP and an adjustment to stockholders' equity to reflect ML Bancorp's activity for the two-month period ended February 28, 1998 resulting from the differing fiscal year end of ML Bancorp as previously discussed in Note 9 in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank for March 31, 1998 was 44.7%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $115.0 million per month. At March 31, 1998, Sovereign had $4.75 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     For the three-month period ended March 31, 1998, cash and cash equivalents increased $129.1 million. Net cash provided by operating activities was $221.6 million for the three-month period ended March 31, 1998. Net cash used by investing activities for the three-month period ended March 31, 1998 was $1.02 billion consisting primarily of purchases of mortgage-backed securities which are classified available-for-sale, partially offset by proceeds from sales and repayments of investment and mortgage-backed securities. Net cash provided by financing activities for the three-month period ended March 31, 1998 was $923.3 million which includes an increase in deposits of $335.6 million and an increase in proceeds from long-term borrowings of $500.0 million.

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

     At March 31, 1998, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at March 31, 1998:

                                                                                          Well
                                         Sovereign      Sovereign      Minimum         Capitalized
                                         Bancorp (1)      Bank        Requirement      Requirement
                                         -----------    ---------     -----------      -----------
  Stockholders' equity to
    total assets                            5.40%         5.84%          None              None
  Tangible capital to tangibl
    assets                                  4.70          5.11           1.50%             None
  Leverage (core) capital to
    tangible assets                         5.71          5.38           3.00              5.00%
  Leverage (core) capital to
    risk adjusted assets                    9.98          9.50           4.00              6.00
  Risk-based capital to risk
    adjusted assets                        12.58         10.58           8.00             10.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a positive 6.94% at March 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +200 basis point instantaneous parallel rate shock environment to be within a 10% loss. At March 31, 1998, Sovereign estimates that if interest rates rise by 200 basis points, net interest income would increase by $33.3 million or 7.49%.

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

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Treasury Constant Maturity, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign generally utilizes non-amortizing swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds.

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


Item 6 - Reports on Form 8-K.


         Report on Form 8-K, dated April 20, 1998 (date of earliest event - April 14, 1998), contained a press release announcing Sovereign's expected earnings for the first quarter of 1998.

         Report on Form 8-K, dated April 20, 1998 (date of earliest event - April 15, 1998), contained a press release announcing the resignation of Karl D. Gerhart as Sovereign's Chief Financial Officer and the appointment of Dennis S. Marlo as Sovereign's new Chief Financial Officer.

         Report on Form 8-K, dated February 20, 1998 (date of earliest event
         - January 20, 1998), contained a press release announcing Sovereign's earnings for the year ended December 31, 1997.

         Report on Form 8-K, dated February 19, 1998 (date of earliest event - January 20, 1998), contained a press release announcing Sovereign's earnings for the year ended December 31, 1997.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SOVEREIGN BANCORP, INC.
                                            -----------------------------------
                                                       (Registrant)


Date May 13, 1998                               /s/ Dennis S. Marlo
     ------------                               -------------------------------
                                                Dennis S. Marlo
                                                Chief Financial Officer


Date May 13, 1998                               /s/ Mark R. McCollom
     ------------                               -------------------------------
                                                Mark R. McCollom
                                                Chief Accounting Officer