Form 10-Q
period 1998-06-30
SOVEREIGN BANCORP INC
filed 1998-08-19
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)


         Pennsylvania                                       23-2453088
-------------------------------                           --------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1130 Berkshire Boulevard, Wyomissing, Pennsylvania             19610
--------------------------------------------------           ---------
    (Address of principal executive offices)                 (Zip Code)


                  Registrant's telephone number: (610) 320-8400


                                       N/A
                    ---------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at August 18, 1998
      ------------                         ------------------------------
Common Stock (no par value)                       148,131,154 shares

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 1998
             and December 31, 1997                                          4


             Consolidated Statements of Operations for the three-
             month and six-month periods ended June 30, 1998 and 1997     5 - 6


             Consolidated Statement of Stockholders' Equity for
             the six-month period ended June 30, 1998                       7


             Consolidated Statements of Cash Flows for the six-month
             periods ended June 30, 1998 and 1997                           8


             Notes to Consolidated Financial Statements                   9 - 22


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition             23 - 37


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                         38


PART III.  FINANCIAL DATA SCHEDULE                                       39 - 40


SIGNATURES                                                                 41

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            June 30,             December 31,
                                                              1998                   1997
                                                            --------             ------------
                                                           (Unaudited)              (Note)
                                                                 (in thousands, except
                                                                    per share data)
ASSETS
  Cash and amounts due from
    depository institutions                               $   367,044            $   219,143
  Interest-earning deposits                                   123,342                 14,502
  Loans held for sale (approximate fair
    value of $306,879 and $310,440 at
    June 30, 1998 and December 31, 1997,
    respectively)                                             306,230                310,368
  Investments available-for-sale                            4,732,105              1,795,060
  Investment and mortgage-backed securities
    held-to-maturity (approximate fair value
    of $2,283,689 and $3,238,197 at June 30,
    1998 and December 31, 1997, respectively)               2,258,552              3,209,966
  Loans                                                    10,072,949             10,756,785
  Allowance for possible loan losses                         (111,398)              (110,251)
  Premises and equipment                                       78,555                 85,194
  Real estate owned                                            10,968                 10,631
  Accrued interest receivable                                 126,306                102,043
  Goodwill and other intangible assets                        123,346                125,816
  Other assets                                                759,319                166,514
                                                          -----------            -----------

      TOTAL ASSETS                                        $18,847,318            $16,685,771
                                                          ===========            ===========

LIABILITIES
  Deposits                                                $ 9,341,861            $ 8,856,651
  Borrowings:
    Short-term                                              5,819,782              5,320,498
    Long-term                                               2,206,656              1,309,591
  Advance payments by borrowers
    for taxes and insurance                                    47,088                 41,431
  Other liabilities                                           264,972                 53,442
                                                          -----------            -----------

      TOTAL LIABILITIES                                    17,680,359             15,581,613
                                                          -----------             ----------

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust holding
  solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")                129,007                128,972
                                                          -----------            -----------

STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares authorized;
    1,996,467 shares issued and outstanding
    at December 31, 1997                                           -                  96,276
  Common stock; no par value; 200,000,000 shares
    authorized; 152,401,920 shares issued at
    June 30, 1998 and 136,833,840 shares issued
    at December 31, 1997                                      591,181                481,159
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,611,132 shares at June 30, 1998 and
    5,984,934 shares at December 31, 1997                     (31,194)               (37,211)
  Treasury stock at cost; 8,721 shares at June 30,
    1998 and 13,210 shares at December 31, 1997                  (149)                  (185)
  Accumulated other comprehensive income                       18,347                 18,680
  Retained earnings                                           459,767                416,467
                                                          -----------            -----------

 TOTAL STOCKHOLDERS' EQUITY                                 1,037,952                975,186
                                                          -----------            -----------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                          $18,847,318            $16,685,771
                                                          ===========            ===========


          See accompanying notes to consolidated financial statements.

Note: The balance sheet at December 31, 1997 is taken from Sovereign's audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                Three-Month Period                Six-Month Period
                                                                  Ended June 30,                   Ended June 30,
                                                              ------------------------        ---------------------
                                                                1998           1997              1998         1997
                                                              ---------      ---------         ---------    -------
                                                                               (in thousands, except
                                                                                  per share data)

Interest income:
  Interest on interest-earning deposits                       $   1,890      $   1,023         $   3,236    $   2,233
  Interest and dividends on investment
    and mortgage-backed securities
    available-for-sale                                           62,517         22,505            96,848       42,730
  Interest and dividends on investment
    and mortgage-backed securities
    held-to-maturity                                             45,578         73,885           103,347      137,641
  Interest and fees on loans                                    203,695        173,637           416,010      343,891
                                                              ---------      ---------         ---------    ---------
      Total interest income                                     313,680        271,050           619,441      526,495
                                                              ---------      ---------         ---------    ---------

Interest expense:
  Interest on deposits                                           97,652         86,528           192,561      168,280
  Interest on borrowings                                        104,895         86,518           203,148      166,060
                                                              ---------      ---------         ---------    ---------
      Total interest expense                                    202,547        173,046           395,709      334,340
                                                              ---------      ---------         ---------    ---------
Net interest income                                             111,133         98,004           223,732      192,155
Provision for possible loan losses (1)                            7,000          3,200            13,500       14,100
                                                              ---------      ---------         ---------    ---------
Net interest income after provision for
  possible loan losses                                          104,133         94,804           210,232      178,055
                                                              ---------      ---------         ---------    ---------
Other income:
  Other loan fees and service charges                             3,097          1,707             5,983        3,336
  Deposit fees                                                    5,678          4,861            11,058        9,199
  Mortgage banking gains                                          6,697          4,912            11,572        9,175
  Gain on sale of loans and investment
    and mortgage-backed securities
    available-for-sale                                            3,005          1,311             6,456        1,584
  Miscellaneous income                                            6,191          1,730            11,899        3,541
                                                              ---------      ---------         ---------    ---------
      Total other income                                         24,668         14,521            46,968       26,835
                                                              ---------      ---------         ---------    ---------

General and administrative expenses:
  Salaries and employee benefits                                 26,305         25,408            54,791       48,402
  Occupancy and equipment expenses                               11,436          6,807            23,542       15,596
  Outside services                                               10,158          5,895            16,477       11,420
  Deposit insurance premiums                                      1,089          1,124             2,173        2,199
  Advertising                                                     2,323          1,996             4,167        4,062
  Other administrative expenses                                   7,589          8,314            17,987       16,517
                                                              ---------      ---------         ---------    ---------
      Total general and administrative expenses                  58,900         49,544           119,137       98,196
                                                              ---------      ---------         ---------    ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                                                                Three-Month Period                Six-Month Period
                                                                  Ended June 30,                   Ended June 30,
                                                                ------------------                ----------------
                                                                 1998           1997              1998         1997
                                                              ---------      ---------         ---------    -------
                                                                               (in thousands, except
                                                                                  per share data)
Other operating expenses:
  One-time, merger-related charge (1)                                -              -          $  39,529    $   7,955
  Amortization of goodwill and other intangibles                  3,185          3,193             6,340        6,337
  Trust Preferred Securities expense                              3,048          3,590             6,427        5,015
  Real estate owned (gain)/loss, net                                (47)           237              (122)         515
                                                              ----------     ---------         ----------   ---------
      Total other operating expenses                              6,186          7,020            52,174       19,822
                                                              ---------      ---------         ---------    ---------

Income before income taxes                                       63,715         52,761            85,889       86,872
Income tax provision                                             22,769         19,978            31,916       34,015
                                                              ---------      ---------         ---------    ---------
Net Income (1)(2)                                             $  40,946      $  32,783         $  53,973    $  52,857
                                                              =========      =========         =========     ========

Net Income Applicable to Common Stock                         $  40,946      $  31,221         $  52,477    $  49,732
                                                              =========      =========         =========    =========

Earnings per share (2)(3)                                     $     .27      $     .23         $     .36    $     .37
                                                              =========      =========         =========    =========

Dividends per share (3)                                       $    .020      $    .036         $    .036    $    .071
                                                              =========      =========         =========    =========



(1) Results for the six-month period ended June 30, 1998 include a one-time, merger charge of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the six-month period ended June 30, 1997 include a one-time, merger charge of $15.9 million ($10.7 million after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997 of which $7.9 million (pre-tax) is classified as provision for possible loan losses.

(2) Results for the six-month periods ended June 30, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, net income for the six-month periods ended June 30, 1998 and 1997 was $79.8 million and $63.6 million, respectively and diluted earnings per share for the same periods were $.53 and $.44, respectively.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)




                                                     Common        Preferred
                                                     Shares         Shares         Common     Preferred     Retained     Treasury
                                                   Outstanding    Outstanding      Stock        Stock       Earnings       Stock
                                                   -----------    -----------     --------    ---------     --------     ---------
Balance, December 31, 1997                           130,836         1,996        $481,159     $ 96,276     $416,467     $   (185)
  Net income                                              -             -               -            -        53,973           -
  Exercise of stock options                            1,108            -            4,768           -            -            -
  Cash in lieu of fractional shares                       -             -              (45)          -            -            -
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                                  121            -            2,098           -            -            -
  Dividends paid on common stock                          -             -               -            -        (4,949)          -
  Dividends paid on preferred stock                       -             -               -            -        (1,496)          -
  Treasury stock repurchase                              (10)           -               -            -            -          (127)
  Treasury stock sale                                     12            -               -            -            -           163
  Other comprehensive income -
    unrecognized income on investment
    and mortgage-backed securities
    available-for-sale, net of tax                        -             -               -            -            -            -
  Conversion of Preferred stock                       14,342        (1,996)         96,270     (96,270)           -            -
  Redemption of Preferred stock                           -             -               -           (6)           -            -
  Allocation of shares under Employee
    Stock Ownership Plan                               1,373            -            9,293           -            -            -
  Adjustment for ML Bancorp's
    different fiscal year end                             -             -               -            -        (4,228)          -
  Other                                                   -             -           (2,362)          -            -            -
                                                   ---------      --------        --------    ---------     --------     --------

Balance, June 30, 1998                               147,782            -         $591,181    $      -      $459,767     $   (149)
                                                   =========      ========        ========    =========     ========     ========



                                                                    Accumulated         Total
                                                  Unallocated          Other            Stock-
                                                  Common Stock      Comprehensive      Holders'
                                                  Held by ESOP         Income           Equity
                                                  ------------      -------------     ----------
Balance, December 31, 1997                         $ (37,211)        $ 18,680         $  975,186
  Net income                                              -                -              53,973
  Exercise of stock options                               -                -               4,768
  Cash in lieu of fractional shares                       -                -                 (45)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                                   -                -               2,098
  Dividends paid on common stock                          -                -              (4,949)
  Dividends paid on preferred stock                       -                -              (1,496)
  Treasury stock repurchase                               -                -                (127)
  Treasury stock sale                                     -                -                 163
  Other comprehensive income -
    unrecognized income on investment
    and mortgage-backed securities
    available-for-sale, net of tax                        -               459                459
  Conversion of Preferred stock                           -                -                  -
  Redemption of Preferred stock                           -                -                  (6)
  Allocation of shares under Employee
    Stock Ownership Plan                               6,017               -              15,310
  Adjustment for ML Bancorp's
    different fiscal year end                             -              (792)            (5,020)
  Other                                                   -                -              (2,362)
                                                  ----------        ---------         -----------

Balance, June 30, 1998                            $  (31,194)       $  18,347         $1,037,952
                                                  ==========        =========         ==========



          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six-Month Period
                                                                                   Ended June 30,
                                                                           1998                     1997
                                                                           ----                     ----
                                                                                   (in thousands)
Cash Flows from Operating Activities:
  Net income                                                           $    53,973             $    52,857
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Provision for possible loan losses and deferred taxes                   12,603                  32,942
    Depreciation                                                             6,058                   4,934
    Amortization                                                             3,842                  49,012
    Gain on sale of loans, investment and
      mortgage-backed securities and real estate owned                      (6,578)                 (4,947)
    Allocation of Employee Stock Ownership Plan                             15,310                   1,538
    Net change in:
      Loans held for sale                                                    4,138                 (79,079)
      Accrued interest receivable                                          (24,263)                 (8,848)
      Prepaid expenses and other assets                                   (554,789)                (11,298)
      Other liabilities                                                    209,273                  92,400
                                                                       -----------             -----------

Net cash (used)/provided by operating activities                       $  (280,433)            $   129,511
                                                                       -----------             -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment and mortgage-backed
    securities available-for-sale                                          765,877                  65,234
  Proceeds from repayments and maturities of investment
    and mortgage-backed securities:
      Available-for-sale                                                   274,090                  97,538
      Held-to-maturity                                                   1,325,756                 447,661
  Purchases of investment and mortgage-backed securities:
      Available-for-sale                                                (4,008,225)               (483,768)
      Held-to-maturity                                                    (335,174)             (1,201,946)
  Proceeds from sales of loans                                               8,211                  10,749
  Purchase of loans                                                       (322,725)               (448,561)
  Net change in loans other than purchases and sales                       937,575                 284,359
  Proceeds from sales of premises and equipment                             12,915                   7,895
  Purchases of premises and equipment                                      (12,444)                 (7,364)
  Proceeds from sale of real estate owned                                    9,319                   9,436
  Net cash received in business combinations                                  --                    (9,495)
  Other, net                                                                (4,228)                 (4,996)
                                                                       -----------             -----------
Net cash used by investing activities                                   (1,349,053)             (1,233,258)
                                                                       -----------             -----------

Cash Flows from Financing Activities:
  Net increase in deposits                                                 429,156                 395,261
  Net increase in short-term borrowings                                    118,113                 731,375
  Proceeds from long-term borrowings                                     1,333,000                  19,838
  Net increase in advance payments by
    borrowers for taxes and insurance                                        5,657                  10,031
  Cash dividends paid to stockholders                                       (6,550)                (12,131)
  Proceeds from issuance of common stock                                     6,821                   3,550
  Proceeds from issuance of preferred stock                                   --                    (3,963)
  Redemption of preferred stock                                                 (6)                   --
  Issuance of treasury stock                                                    36                   9,165
                                                                       -----------             -----------
Net cash provided by financing activities                                1,886,227               1,153,126
                                                                       -----------             -----------

Net change in cash and cash equivalents                                    256,741                  53,348
Cash and cash equivalents at beginning of period                           233,645                 151,270
                                                                       -----------             -----------
Cash and cash equivalents at end of period                             $   490,386             $   204,618
                                                                       ===========             -----------

Reconciliation of Cash and Cash Equivalents to Consolidated
  Balance Sheets:
Cash and amounts due from depository institutions                      $   367,044             $   180,075
Interest-earning deposits                                                  123,342                  24,543
                                                                       -----------             -----------
Cash and cash equivalents at end of period                             $   490,386             $   204,618
                                                                       ===========             ===========


Supplemental Disclosures:

Income tax payments totaled $30.9 million for the six-month period ended June 30, 1998 and $31.6 million for the same period in 1997. Interest payments totaled $406.3 million for the six-month period ended June 30, 1998 and $323.9 million for the same period in 1997. Noncash activity consisted of mortgage or whole loan sales of $394.5 million for the six-month period ended June 30, 1998 and $140.0 million for the same period in 1997; reclassification of long-term borrowings to short-term borrowings of $436.0 million for the six-month period ended June 30, 1998 and $524.0 million for the same period in 1997; and reclassification of mortgage loans to real estate owned of $7.5 million for the six-month period ended June 30, 1998 and $11.4 million for the same period in 1997.

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

        The financial statements for all periods presented include the consolidated accounts of ML Bancorp, Inc. ("ML Bancorp") which was acquired on February 28, 1998 in a transaction accounted for under the pooling-of-interests method of accounting (see Note 9 "Acquisitions" hereof). The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1997, and the audited consolidated financial statements, restated for the merger of ML Bancorp, Inc. filed on Form 8-K dated June 23, 1998.

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


                                             Three-Month Period              Six-Month Period
                                                Ended June 30,                 Ended June 30,
                                             -------------------             -------------------
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----
Basic Earnings Per Share:
Net income attributable to
  common stock(1)                          $ 40,946        $ 31,221        $ 52,477        $ 49,732
                                           --------        --------        --------        --------

Average basic shares outstanding
  at end of period (3)                      140,369         126,563         136,058         126,157
                                           ========        ========        ========        ========

Basic earnings per share (2) (3)           $    .29        $    .25        $    .39        $    .39
                                           ========        ========        ========        ========


Diluted Earnings Per Share:
Net income (1)                             $ 40,946        $ 32,783        $ 53,973        $ 52,857
                                           --------        --------        --------        --------

Average diluted shares outstanding
  at end of period (3)                      147,533         140,931         146,753         140,525

Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method (3)                            2,947           3,617           3,128           3,690
                                           --------        --------        --------        --------

Total average diluted shares
  Outstanding at end of period (3)          150,480         144,548         149,881         144,215
                                           ========        ========        ========        ========

Diluted earnings per share (2)(3)          $    .27        $    .23        $    .36        $    .37
                                           ========        ========        ========        ========


(1) Results for the six-month period ended June 30, 1998 include a one-time, merger charge of $25.8 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the six-month period ended June 30, 1997 include a one-time, merger charge of $10.7 million (after-tax) related to Sovereign's acquisition of First State during the first quarter of 1997.

(2) Results for the six-month periods ended June 30, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, basic earnings per share for the six-month periods ended June 30, 1998 and 1997 were $.58 and $.48, respectively and diluted earnings per share for the same periods were $.53 and $.44, respectively.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

         The following table presents the composition and fair value of investments available-for-sale at the dates indicated: (dollars in thousands)

                                                                         June 30, 1998
                                              -------------------------------------------------------------------
                                              Amortized          Unrealized          Unrealized            Fair
                                                Cost            Appreciation        Depreciation           Value
                                              ---------         ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $   32,803          $      -            $       5          $   32,798
  Equity securities                             728,164             24,133                 475             751,822
  Other securities                               20,500                 -                   -               20,500

Mortgage-backed Securities:
  FHLMC    158,061                               1,163                 285              158,939
  FNMA      54,405                                 973                  47               55,331
  GNMA     374,510                                 568                  34              375,044
  Collateralized mortgage
    obligations                               3,333,659              6,985               2,973           3,337,671
                                             ----------          ---------           ---------          ----------

Total investment and
  mortgage-backed securities
  available-for-sale                         $4,702,102          $  33,822           $   3,819          $4,732,105
                                             ==========          =========           =========          ==========



                                                                        December 31, 1997
                                              --------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                              ---------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $   19,988          $       2           $      -           $   19,990
  Equity securities                             631,692             18,768                  39             650,421
  Other securities                               32,873              4,391                 298              36,966

Mortgage-backed Securities:
  FHLMC                                         403,913              3,184                 375             406,722
  FNMA                                          198,719              1,597                 375             199,941
  GNMA                                          247,149              1,498                 554             248,093
  Collateralized mortgage
    obligations                                 218,113                747                 179             218,681
  Other securities                               14,295                  9                  58              14,246
                                             ----------          ---------           ---------          ----------
Total investment and
  mortgage-backed securities
  available-for-sale                         $1,766,742          $  30,196           $   1,878          $1,795,060
                                             ==========          =========           =========          ==========


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


                                                                      June 30, 1998
                                              --------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                              ---------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $   21,368          $     105           $       5          $   21,468
  Corporate securities                            1,000                 16                  -                1,016
  Other securities                               59,043              4,341                 108              63,276

Mortgage-backed Securities:
  FHLMC                                         305,743              6,338                 498             311,583
  FNMA                                          181,852              3,060                 348             184,564
  GNMA                                          347,421              7,249                   1             354,669
  RTC                                                -                  -                   -                   -
  Private issues                                 90,426                719                 165              90,980
  Collateralized mortgage
    obligations                               1,251,699              5,656               1,222           1,256,133
                                             ----------          ---------           ---------          ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                           $2,258,552          $  27,484           $   2,347          $2,283,689
                                             ==========          =========           =========          ==========


                                                                            December 31, 1997
                                              ---------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                              ---------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $   39,483          $      136          $      430         $   39,189
  Corporate securities                            1,050                  24                  -               1,074
  Other securities                               51,797               3,832                 150             55,479

Mortgage-backed Securities:
  FHLMC                                         350,775               7,447                 445            357,777
  FNMA                                          220,265               3,603                 397            223,471
  GNMA                                          392,312               8,309                  -             400,621
  RTC                                               411                  -                    1                410
  Private issues                                119,350                 963                  82            120,231
  Collateralized mortgage
    obligations                               2,034,523               8,038               2,616          2,039,945
                                             ----------          ----------          ----------         ----------

Total investment and
  mortgage-backed securities
  held-to-maturity                           $3,209,966          $   32,352          $    4,121         $ 3,238,197
                                             ==========          ==========          ==========         ===========

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



                                                   June 30, 1998                    December 31, 1997
                                                --------------------               -------------------
                                               Amount            Percent       Amount            Percent
                                               ------            -------       ------            -------

Residential real estate loans               $ 5,554,671           55.1%      $ 6,400,715           59.5%

Residential construction loans
  (net of loans in process of
  $77,087 and $46,523, respectively)             97,162            1.0           134,926            1.2
                                            -----------           ----       -----------           ----

     Total Residential Loans                  5,651,833           56.1         6,535,641           60.7
                                            -----------           ----       -----------           ----

Multi-family loans                               93,672             .9           106,108            1.0
Commercial real estate loans                    446,111            4.4           458,786            4.3
Commercial loans                                420,159            4.2           302,515            2.8
Automotive floor plan loans                     307,046            3.1           279,757            2.6
                                            -----------           ----       -----------           ----

     Total Commercial Loans                   1,266,988           12.6         1,147,166           10.7
                                            -----------           ----       -----------           ----

Automobile loans                              1,541,452           15.3         1,548,383           14.4
Home equity loans                             1,067,785           10.6         1,003,404            9.3
Loans to automotive lessors                     254,919            2.5           267,033            2.5
Student loans                                   276,547            2.8           190,440            1.8
Credit cards                                       --           --                54,887             .5
Other                                            13,425             .1             9,831             .1
                                            -----------           ----       -----------           ----

     Total Consumer Loans                     3,154,128           31.3%        3,073,978           28.6%
                                            -----------           ----       -----------           ----

       Total Loans                          $10,072,949          100.0%      $10,756,785          100.0%
                                            ===========          =====       ===========          =====


Total Loans with: (1)
  Fixed rates                               $ 4,317,698           42.9%      $ 4,181,538           38.9%
  Variable rates                              5,755,251           57.1         6,575,247           61.1
                                            -----------          -----       -----------          -----
       Total Loans                          $10,072,949          100.0%      $10,756,785          100.0%
                                            ===========          =====       ===========          =====


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6) DEPOSIT PORTFOLIO COMPOSITION

         The following table presents the composition of deposits at the dates indicated: (dollars in thousands)


                                              June 30, 1998                            December 31, 1997
                                       ---------------------------                  ----------------------
                                                                Weighted                                    Weighted
                                                                 Average                                     Average
  Account Type                    Amount          Percent         Rate         Amount           Percent       Rate
  ------------                    ------          -------       --------       ------           -------       -----
Demand deposit accounts        $  751,000            8.1%           - %     $  547,394            6.2%           - %
NOW accounts                      822,309            8.8          1.62         671,228            7.6          1.28
Savings accounts                1,888,359           20.2          2.94       1,777,603           20.1          2.90
Money market accounts             896,583            9.6          4.21         802,438            9.0          4.06
Retail certificates             4,513,122           48.3          5.51       4,490,948           50.7          5.53
Jumbo certificates                470,488            5.0          5.50         567,040            6.4          5.78
                               ----------          -----          ----      ----------          -----          ----
Total Deposits                 $9,341,861          100.0%         4.08%     $8,856,651          100.0%         4.22%
                               ==========          =====          ====      ==========          =====          ====



(7) BORROWINGS

         The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)


                                                  June 30, 1998                      December 31, 1997
                                                 -----------------                   ------------------
                                                              Weighted                             Weighted
                                                              Average                              Average
                                              Balance          Rate               Balance           Rate
                                              -------         --------            -------          --------
Securities sold under
  repurchase agreements                     $1,138,547          5.70%           $1,022,100           5.67%
FHLB advances                                6,705,092          5.66             5,419,838           5.93
Other borrowings                               182,799          6.06               188,151           5.88
                                            ----------        ------            ----------         ------
  Total Borrowings                          $8,026,438          5.68%           $6,630,089           5.89%
                                            ==========        ======            ==========         ======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(8) INTEREST RATE EXCHANGE AGREEMENTS

        Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are primarily used to limit the exposure from the repricing and maturity of liabilities. Interest rate floors are primarily used to limit the exposure from repricing and maturity of assets. Interest rate caps and floors are also used to limit the exposure created by other interest rate swaps. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection (interest rate corridors) against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated: (dollars in thousands)



                                                                     June 30, 1998
                                                                     -------------
                                                                                                    Weighted
                                                                                                    Average
                                               Notional           Book          Estimated           Maturity
                                                Amount            Value         Fair Value          In Years
                                              ----------          -----         ----------          ---------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  181,894        $    -            $   1,710             3.8
  Pay fixed-receive variable (2)                191,250             -                  (11)             .8
Non-amortizing interest rate swaps:
  Pay fixed-receive variable (4)              3,350,000             -               (5,665)            4.4
Interest rate caps/floors(5)                  1,200,000           8,599               (915)            3.5
                                             ----------        --------          ----------
                                             $4,923,144        $  8,599          $  (4,881)
                                             ==========        ========          ==========



                                                                     December 31, 1997
                                                                     -----------------
                                                                                                    Weighted
                                                                                                    Average
                                               Notional         Book            Estimated           Maturity
                                                Amount          Value           Fair Value          In Years
                                               --------         -----           ----------          --------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  602,116        $     -           $   1,436             2.8
  Pay fixed-receive variable (2)                208,761              -                  (9)            1.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                 28,499              -                (561)            2.7
  Pay fixed-receive variable (4)              2,750,000              -              (9,290)            2.3
Interest rate caps/floors (5)                 1,200,000           9,963             (4,434)            4.0
                                             ----------        --------          ----------
                                             $4,789,376        $  9,963          $ (12,858)
                                             ==========        ========          ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.68% and 5.58% and the weighted average receive rate was 6.86% and 5.97% at June 30, 1998 and December 31, 1997, respectively.

(2) The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 6.77% and 6.80% at June 30, 1998 and December 31, 1997, respectively.

(3) The weighted average pay rate was 7.28% and the weighted average receive rate was 6.75% at December 31, 1997.

(4) The weighted average pay rate was 5.60% and 5.89% and the weighted average receive rate was 5.69% and 4.47% at June 30, 1998 and December 31, 1997, respectively.

(5)  The strike price range was 5.25% - 9.00% at June 30, 1998 and 5.25% - 7.50%
     at December 31, 1997.

         The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)


                               Balance                                                                        Balance
                             December 31,                            Maturities/                              June 30,
                                1997             Additions           Amortization       Terminations           1998
                             -----------         -----------         ------------       ------------          -------
Amortizing interest          $  810,877          $       -           $   48,722         $   389,011         $  373,144
  rate swaps
Non-amortizing interest
  rate swaps                  2,778,499           1,300,000             100,000             628,499          3,350,000
Interest rate
  caps/floors                 1,200,000                  -                   -                   -           1,200,000
                             ----------          ----------          ----------         -----------         ----------

                             $4,789,376          $1,300,000          $  148,722         $ 1,017,510         $4,923,144
                             ==========          ==========          ==========         ===========         ==========


        At June 30, 1998, Sovereign's balance sheet included a net deferred loss of $753,000 related to interest rate exchange agreements terminated in September 1997 and January 1998 which were originally accounted for as hedges. Of this net deferred loss, $364,000 will amortize into interest expense during the remainder of 1998 and $389,000 will amortize into interest expense in 1999.

        Net interest income resulting from interest rate exchange agreements includes $3.4 million of income and $2.5 million of expense for the six-month period ended June 30, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9) ACQUISITIONS

         On August 3, 1998, Sovereign announced the completion of its acquisitions of Carnegie Bancorp ("Carnegie") and First Home Bancorp, Inc. ("First Home"). Carnegie, a $424 million commercial bank holding company headquartered in Princeton, New Jersey, operated seven branches throughout central New Jersey and one in Pennsylvania. First Home, a $523 million savings bank holding company headquartered in Pennsville, New Jersey, had one principal operating subsidiary which operated ten branches in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware.

         In accordance with the merger agreements, Carnegie common stock shareholders received 2.022 shares of Sovereign common stock in exchange for each share of Carnegie common stock and First Home common stock shareholders received 1.779 of Sovereign common stock in exchange for each share of First Home common stock. As a result of these two mergers, Sovereign issued approximately 10.9 million new shares of common stock.

         Both transactions were tax-free to Sovereign, Carnegie, and First Home shareholders. The mergers were each treated as a pooling-of-interests for financial accounting purposes; as such, in future filings, all prior periods of Sovereign will be restated to reflect the balances and activity of Carnegie and First Home. Sovereign also recorded a one-time, merger-related charge of approximately $11 to $13 million (after-tax) as a result of the transactions, which will be reflected in Sovereign's third quarter of 1998 earnings. Pro forma information has not been presented due to immateriality.

         On February 28, 1998, Sovereign acquired ML Bancorp, a $2.4 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operated 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. The transaction added loans, deposits and stockholders' equity to Sovereign of $1.04 billion, $989.5 million and $173.1 million, respectively. In accordance with the merger agreement, ML Bancorp shareholders received 1.944 shares of Sovereign common stock in exchange for each share of ML Bancorp common stock. Approximately 24.6 million new shares of Sovereign common stock were issued in connection with the transaction. The transaction was tax-free to ML Bancorp and ML Bancorp shareholders, and was accounted for as a pooling-of-interests.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                         Years Ended December 31,
                                          1997            1996
                                          ----            -----
      Net interest income
        Sovereign                       $340,849         $304,121
        ML Bancorp (1)                    59,568           54,179
                                        --------         --------

        Combined                        $400,417         $358,300
                                        ========         ========


      Net income:
        Sovereign                       $ 77,640         $ 70,139
        ML Bancorp (1)                    16,548           13,810
                                        --------          -------

        Combined                        $ 94,188         $ 83,949
                                        ========         ========
--------------------
(1) Reflects ML Bancorp's results of operations for the eleven-month period ended February 28, 1998 and for the year-ended March 31, 1997, respectively.

         Prior to the combination, ML Bancorp's fiscal year end was March 31, and accordingly, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1997 include ML Bancorp's results of operations for the eleven-month period ended February 28, 1998. Consequently, a net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect ML Bancorp's activity for the two-month period ended February 28, 1998. That activity consisted of net income of $4.2 million and a net change in accumulated other comprehensive income of $792,000. ML Bancorp's total interest income, net interest income and net income for the two-month period ended February 28, 1998 was $28.0 million, $11.6 million and $4.2 million, respectively. Sovereign's consolidated results of operations for the three-month and six-month periods ended June 30, 1997 include ML Bancorp's results of operations for the three-month and six-month periods ended September 30, 1997.

         On April 27, 1998, Sovereign announced its planned acquisition of 95 branch offices, approximately $2.3 billion in commercial bank deposits and approximately $800 million in commercial and consumer loans throughout Pennsylvania and New Jersey from CoreStates Financial Corp. ("CoreStates") and First Union Corporation ("First Union"). This transaction, which will be accounted for as a purchase of assets, is subject to certain regulatory approvals and is expected to close during the third quarter of 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(10) ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. Sovereign expects to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 will require Sovereign to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Sovereign has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of Sovereign.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Sovereign is currently evaluating the impact SFAS No. 131's additional disclosure requirements are expected to have on its consolidated financial statements.

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


                                                   Three-Month Period               Six-Month Period
                                                     Ended June 30,                   Ended June 30,
                                                   ------------------               ----------------
                                                   1998            1997            1998            1997
                                                   ----            ----            ----            ----
Net income                                      $ 40,946        $ 32,783         $ 53,973       $ 52,857
Unrealized (losses) gains on
  securities arising during the year               9,378           6,773            2,629         10,228
Less reclassification adjustment (1)                  -               -             2,170             -
                                                --------        --------         --------       -------
Net unrealized gain recognized
  in other comprehensive income                    9,378           6,773              459         10,228
                                                --------        --------         --------       --------
Comprehensive income (2)                        $ 50,324        $ 39,556         $ 54,432       $ 63,085
                                                ========        ========         ========       ========

(1) Sovereign has not calculated the reclassification adjustment for the six-month period ended June 30, 1997.

(2) Excluding one-time, merger-related charges, comprehensive income for the six-month periods ended June 30, 1998 and 1997 was $80.3 million and $73.8 million, respectively.


         Accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 consisted of net unrealized gains on securities of $18.3 million and $18.7 million, respectively.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


effect of convertible debt or preferred stock continues to be calculated using the if-converted method. Sovereign adopted SFAS No. 128 in December 1997 and accordingly, the calculation of primary and fully diluted earnings per share for current and prior periods has been presented and where appropriate, restated to conform to the provisions of SFAS No.
128.


(11) RECENT DEVELOPMENTS

         On July 1, 1998, Sovereign entered into a $10 million strategic investment in Mego Mortgage Corporation ("Mego"). Mego is a national home equity lender specializing in high loan to value lending, based in Atlanta, Georgia. The terms of the stock purchase agreement call for Sovereign to invest $10 million in Mego Series A Convertible Preferred stock. The preferred stock is mandatorily convertible into Mego common stock after two years, or earlier at Sovereign's option after six months. This investment establishes Sovereign as a strategic partner, owning about 9% of Mego on a converted basis. Separately, a private investor and City Holdings, a West Virginia headquartered bank holding company, have each agreed to invest $10 million in Mego.

         This strategic partnership enables Sovereign to explore the high income generating consumer finance market without incurring the inherent risks associated with a start up of a new division or a purchase of an existing company. This transaction also provides Sovereign with a method to generate referral income from customers who would not otherwise qualify for a Sovereign loan product under Sovereign's conservative underwriting criteria and other mutually beneficial relationships with Mego.

         Preferred Stock. On April 16, 1998, Sovereign announced that it would redeem all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B on May 15, 1998 at a redemption price of $52.188 per share plus the dividends payable on May 15, 1998. On this date, dividends on shares of Series B Preferred Stock ceased to accrue.

         Holders of Series B Preferred Stock who converted such shares on May 15, 1998 received shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock and were entitled to receive the quarterly dividend payable on the Series B Preferred Stock. Holders of Series B Preferred Stock who converted such shares prior to the Redemption Date received shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock, but were not entitled to receive the quarterly dividend payable on the Series B Preferred Stock. Holders of Series B Preferred Stock who did not convert such shares on or prior to the Redemption Date received the Redemption Price of $52.188 per share, plus all accrued and unpaid dividends through the Redemption Date of $.78125 per share, but did not receive any shares of common stock of Sovereign issuable upon conversion of Series B Preferred Stock. Accordingly, the planned redemption by Sovereign resulted in virtually all of preferred shareholders exercising their right to convert their preferred shares into Sovereign common stock and 14.3 million common shares were issued as a result of the transaction.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

         Net income for the three-month period ended June 30, 1998 was $40.9 million, an increase of 25% when compared to net income of $32.8 million for the same period in 1997. Diluted earnings per share for the three-month periods ended June 30, 1998 and 1997 were $.27 and $.23, respectively.

         Net operating income for the six-month period ended June 30, 1998 was $79.8 million, an increase of 26% when compared to net operating income of $63.6 million for the same period in 1997. Diluted operating earnings per share for the six-month periods ended June 30, 1998 and 1997 were $.53 and $.44, respectively. These amounts exclude a one-time, merger-related charge of $25.8 million (after-tax) for Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") during the first quarter of 1998. Operating results for the six-month period ended June 30, 1997 exclude a one-time, merger charge of $10.7 million (after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997.

         Reported net income for the six-month periods ended June 30, 1998 and 1997, including the impact of the one-time, merger-related charges discussed above was $54.0 million and $52.9 million, respectively and diluted earnings per share for the same periods was $.36 and $.37, respectively. All per share amounts presented have been adjusted to reflect all stock dividends and stock splits.

         Return on average equity and return on average total assets, excluding the one-time, merger-related charges discussed above were 16.36% and .92%, respectively, for the six-month period ended June 30, 1998 compared to 14.62%, and .84%, respectively, for the same period in 1997. Average equity to average total assets for the six-month period ended June 30, 1998 and 1997 was 5.61% and 5.75%, respectively.


Net Interest Income

         Net interest income for the three-month and six-month periods ended June 30, 1998 was $111.1 million and $223.7 million compared to $98.0 million and $192.2 million for the same periods in 1997. This increase is attributable to an increase in average balances resulting from internal growth and Sovereign's acquisition of Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("AFD") in September 1997. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and six-month periods ended June 30, 1998 was 2.74% and 2.80% compared to 2.79% and 2.69% for the same periods in 1997.

         Interest on interest-earning deposits for the three-month and six-month periods ended June 30, 1998 was $1.9 million and $3.2 million compared to $1.0 million and $2.2 million for the same periods in 1997. The average balance of interest-earning deposits was $52.8 million with an average yield of 12.34% for the six-month period ending June 30, 1998 compared to an average balance of $34.5 million with an average yield of 12.89% for the same period in 1997.

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

        Interest on investment and mortgage-backed securities available-for-sale was $62.5 million and $96.8 million for the three-month and six-month periods ended June 30, 1998 compared to $22.5 million and $42.7 million for the same periods in 1997. The average balance of investment and mortgage-backed securities available-for-sale was $2.94 billion with an average yield of 6.87% for the six-month period ended June 30, 1998 compared to an average balance of $1.31 billion with an average yield of 6.71% for the same period in 1997.

        Interest on investment and mortgage-backed securities held-to-maturity was $45.6 million and $103.3 million for the three-month and six-month periods ended June 30, 1998 compared to $73.9 million and $137.6 million for the same periods in 1997. The average balance of investment and mortgage-backed securities held-to-maturity was $2.81 billion with an average yield of 7.37% for the six-month period ended June 30, 1998 compared to an average balance of $3.89 billion with an average yield of 7.09% for the same period in 1997.

        Interest and fees on loans were $203.7 million and $416.0 million for the three-month and six-month periods ended June 30, 1998 compared to $173.6 million and $343.9 million for the same periods in 1997. The average balance of loans was $10.64 billion with an average yield of 7.85% for the six-month period ended June 30, 1998 compared to an average balance of $9.14 billion with an average yield of 7.54% for the same period in 1997. The increases in the average balance of loans and in the interest and fees on loans are primarily due to Sovereign's AFD acquisition in September 1997 and continued growth in Sovereign's commercial lending division.

        Interest on deposits was $97.7 million and $192.6 million for the three-month and six-month periods ended June 30, 1998 compared to $86.5 million and $168.3 million for the same periods in 1997. The average balance of deposits was $9.18 billion with an average cost of 4.23% for the six-month period ended June 30, 1998 compared to an average balance of $8.23 billion with an average cost of 4.12% for the same period in 1997.

     Interest on borrowings was $104.9 million and $203.1 million for the three-month and six-month periods ended June 30, 1998 compared to $86.5 million and $166.1 million for the same periods in 1997. The average balance of borrowings was $7.06 billion with an average cost of 5.72% for the six-month period ended June 30, 1998 compared to an average balance of $5.63 billion with an average cost of 5.91% for the same period in 1997. The increase in the average balance of borrowings is the result of balance sheet growth being partially funded by borrowings.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Provision for Possible Loan Losses

         The provision for possible loan losses for the three-month and six-month periods ended June 30, 1998 was $7.0 million and $13.5 million, respectively. This compares to provision for possible loan losses of $3.2 million and $14.1 million for the same periods in 1997. Results for the six-month period ended June 30, 1997 includes $7.9 million of reserves taken during the first quarter of 1997 as part of the one-time, merger charge related to Sovereign's acquisition of First State in February 1997. These additional reserves were taken as a result of Sovereign's conservative approach with respect to an aggressive workout plan for certain non-performing assets acquired from First State. Excluding this one-time, merger-related charge, Sovereign's loan loss provision increased by 118% from $6.2 million for the six-month period ended June 30, 1997 to $13.5 million for the same period in 1998.

         Over the past two years, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in 1998 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

         During the six-month period ended June 30, 1998, Sovereign charged-off $19.8 million of loans compared to $7.5 million for the same period in 1997. This increased level of charge-offs for the six-month period ended June 30, 1998 was partially off-set by recoveries of $5.2 million, resulting in net charge-offs of $14.5 million for 1998. This compares to recoveries of $1.7 million and net charge-offs of $5.8 million for the same period in 1997. Sovereign's increased level of charge-offs for 1998 is primarily the result of increased consumer loan charge-offs, the majority of which are related to Sovereign's newly acquired AFD portfolio. Historically, non-residential lending will typically result in higher charge-off levels than other types of lending; however, recoveries and income potential will also be greater.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                              Six-Month Period Ended June 30,
                                                1998                  1997
                                                ----                  ----
Allowance, beginning of period                $ 110,251            $  67,422

Charge-offs:
  Residential                                     3,336                4,305
  Commercial Real Estate                             -                   542
  Commercial                                        252                1,436
  Consumer                                       16,174                1,173
                                              ---------            ---------
      Total Charge-offs                          19,762                7,456
                                              ---------            ---------

Recoveries:
  Residential                                       525                  427
  Commercial Real Estate                              5                1,056
  Commercial                                        120                  160
  Consumer                                        4,598                   46
                                              ---------            ---------
      Total Recoveries                            5,248                1,689
                                              ---------            ---------

Charge-offs, net of recoveries                   14,514                5,767
Provision for possible loan losses               13,500               14,100
Other                                             2,161               (1,351)
                                              ---------            ----------
Allowance, end of period                      $ 111,398            $  74,404
                                              =========            =========


Other Income

         Other income was $24.7 million and $47.0 million for the three-month and six-month periods ended June 30, 1998 compared to $14.5 million and $26.8 million for the same periods in 1997.

         Other loan fees and service charges were $3.1 million and $6.0 million for the three-month and six-month periods ended June 30, 1998 compared to $1.7 million and $3.3 million for the same periods in 1997. The increase in other loan fees and service charges is directly attributable to fees earned on Sovereign's AFD portfolio which was acquired in September 1997. Other loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $8.53 billion of its own loans and $6.19 billion of loans for others at June 30, 1998 compared to $7.10 billion of its own loans and $6.15 billion of loans for others at June 30, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Deposit fees were $5.7 million and $11.1 million for the three-month and six-month periods ended June 30, 1998 compared to $4.9 million and $9.2 million for the same periods in 1997. This increase is primarily the result of an increase in the number of Sovereign's transaction accounts and a larger retail customer base over the last year.

         Mortgage banking gains were $6.7 million and $11.6 million for the three-month and six-month periods ended June 30, 1998 compared to $4.9 million and $9.2 million for the same periods in 1997. Mortgage banking gains have increased as interest rates have declined and loan volumes have accelerated in 1998 compared to 1997.

         Gains on sales of loans and investment and mortgage-backed securities available-for-sale were $3.0 million and $6.5 million for the three-month and six-month periods ended June 30, 1998 compared to $1.3 million and $1.6 million for the same periods in 1997. This increase is primarily attributable to gains of $2.4 million resulting from the liquidation of $477.1 million of investment and mortgage-backed securities acquired from ML Bancorp during the first quarter of 1998 and a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998.

         Miscellaneous income was $6.2 million and $11.9 million for the three-month and six-month periods ended June 30, 1998 compared to $1.7 million and $3.5 million for the same periods in 1997. This increase is primarily due to Sovereign's investment in Bank Owned Life Insurance ("BOLI") which was made during the first quarter of 1998 and increased inter-change income resulting from growth in the number of Sovereign's debit cards and credit cards over the last year.


General and Administrative Expenses

         Total general and administrative expenses were $58.9 million and $119.1 million for the three-month and six-month periods ended June 30, 1998 compared to $49.5 million and $98.2 million for the same periods in 1997. The ratio of general and administrative expenses to average assets for the three-month and six-month periods ended June 30, 1998 was 1.30% and 1.36% compared to 1.30% and 1.32% for the same periods in 1997. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month and six-month periods ended June 30, 1998 was 44.4% and 45.3% compared to 44.5% and 45.2% for the same periods in 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Other operating expenses were $6.2 million and $52.2 million for the three-month and six-month periods ended June 30, 1998 compared to $7.0 million and $19.8 million for the same periods in 1997. Results for the six-month period ended June 30, 1998 include one-time, merger charges of $39.5 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Expenses included as part of the one-time charge were human resources related costs and other expenses, including investment banker fees and legal expenses. Results for the six-month period ended June 30, 1997 include one-time, merger charges of $8.0 million.


Income Tax Provision

         The income tax provision was $22.8 million and $31.9 million for the three-month and six-month periods ended June 30, 1998 compared to $20.0 million and $34.0 million for the same periods in 1997. The effective tax rate for the three-month and six-month periods ended June 30, 1998 was 35.7% and 37.2% compared to 37.9% and 39.2% for the same periods in 1997. The higher than usual effective tax rate for the six-month periods ended June 30, 1998 and 1997 is primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's acquisitions during each of these periods.


FINANCIAL CONDITION

Loan Portfolio

         Sovereign's loan portfolio at June 30, 1998 was $10.1 billion compared to $10.8 billion at December 31, 1997. This slight decrease is primarily due to a decline in Sovereign's residential mortgage loan portfolio of approximately $414 million resulting from the refinance environment and Sovereign's lessened emphasis on portfolio lending.

         Continuing its transition to a mortgage banking franchise, during the six-month period ended June 30, 1998, Sovereign closed $903.4 million of first mortgage loans of which approximately 88% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $988.0 million and approximately 38% of fixed rate loans for the same period in 1997.

         Over the past two years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the six-month period ended June 30, 1998, Sovereign closed $364.7 million of commercial loans compared to $76.4 million of commercial loans during the same period in 1997. This increase is due to strong business loan demand in Sovereign's market area resulting from a strong economy and the recently completed acquisition of CoreStates by First Union.

         Sovereign closed $832.3 million of consumer loans during the six-month period ended June 30, 1998 compared to $344.7 million of consumer loans during the same period in 1997. This increase is primarily the result of Sovereign's newly acquired AFD which originated $329.5 million of indirect auto loans during the six-month period ended June 30, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Sovereign's primary residential loan products are variable rate mortgage loans on owner-occupied residential real estate. As a result, at June 30, 1998, 68% of Sovereign's total loan portfolio was secured by residential real estate and 57% of the total loan portfolio was comprised of variable rate loans. However, as a result of Sovereign's use of interest rate swaps for interest rate risk management, at June 30, $191.3 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to a variable rate loan over the fixed rate period.

         At June 30, 1998, Sovereign's total loan portfolio included $5.55 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending and the AFD acquisition, at June 30, 1998, Sovereign's total loan portfolio also included $1.27 billion of commercial loans and $3.15 billion of consumer loans, including $1.54 billion of auto loans and $1.07 billion of outstanding home equity loans (excluding $389.0 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

         At June 30, 1998, Sovereign's non-performing assets were $101.3 million compared to $98.6 million at December 31, 1997. Non-performing assets as a percentage of total assets were .54% at June 30, 1998 compared to .59% at December 31, 1997. Non-performing assets at June 30, 1998 included $11.0 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status. At June 30, 1998, the allowance for possible loan losses as a percentage of non-performing assets was 97.54% compared to 107.35% at December 31, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)


                                                                June 30,          December 31,
                                                                  1998                1997
                                                                --------          ------------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                                      $  59,564            $  62,397
      Other                                                       17,322               18,208

    Past due less than 90 days as to interest and principal:
      Real estate related                                            547                  555
      Other                                                        5,230                   -
                                                               ---------             --------

Total Non-Accrual Loans                                           82,663               81,160

Other       7,367                                                  6,524
Restructured Loans                                                   306                  327
                                                               ---------             --------

Total Non-Performing Loans                                        90,336               88,011
                                                               ---------             --------

Real Estate Owned:
      Real estate related                                         10,303                9,921
      Other                                                          665                  710
                                                               ---------             --------
Total Real Estate Owned                                           10,968               10,631
                                                               ---------             --------

TOTAL NON-PERFORMING ASSETS                                    $ 101,304             $ 98,642
                                                               =========             ========

Past due 90 days or more as to
interest or principal and
accruing interest (1)                                          $   5,194            $   6,672

Non-Performing Assets as a
percentage of Total Assets                                           .54%                 .59%

Non-Performing Loans as a
percentage of Total Loans                                            .87%                 .80%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                               1.02%                 .95%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Assets                                        97.54%              107.35%

Allowance for Possible Loan
Losses as a percentage of
Total Non-Performing Loans                                        109.39%              120.32%

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

         The adequacy of Sovereign's allowance for possible loan losses is constantly being evaluated. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At June 30, 1998, the allowance for possible loan losses was $111.4 million or 1.07% of total loans compared to $110.3 million or 1.00% of total loans at December 31, 1997.

         The following table presents the allocation of the allowance for possible loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                        June 30,              December 31,
                                         1998                     1997
Balance at End of                 -------------------        -------------
Period Attributable to          Amount       Percent        Amount      Percent

Residential real estate        $ 29,388        26.4%      $ 34,745       31.5%
Commercial real estate            6,382         5.7         19,368       17.6
Commercial                       21,445        19.3          8,007        7.3
Consumer                         38,982        35.0         23,097       20.9
Unallocated                      15,201        13.6         25,034       22.7
                               --------       -----       --------      -----

Total                          $111,398       100.0%      $110,251      100.0%
                               ========       =====       ========      =====


         Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $28.1 million at June 30, 1998 and consisted principally of commercial real estate loans.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Impaired loans are summarized as follows (in thousands):

                                                June 30,           December 31,
                                                  1998                1997
                                                --------           ------------
Impaired loans without a related reserve       $  15,890            $  7,435
Impaired loans with a related reserve             29,863              12,153
                                               ---------            --------

        Total impaired loans                   $  45,753            $ 19,588
                                               =========            ========

Reserve for impaired loans                     $  17,887            $  5,325
                                               =========            ========

         The average balance of impaired loans for the six-month periods ended June 30, 1998 and 1997 was $46.0 million and $26.1 million, respectively.


Investment and Mortgage-backed Securities

         Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Mortgage-backed securities consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. The effective duration of the total investment portfolio at June 30, 1998 was 1.7 years.

         At June 30, 1998, total investment and mortgage-backed securities available-for-sale were $4.73 billion compared to $1.80 billion at December 31, 1997 and investment and mortgage-backed securities held-to-maturity were $2.26 billion compared to $3.21 billion at December 31, 1997. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board (?FASB?) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Sovereign adopted SFAS No. 121 in the first quarter of 1996 and the effect of adoption was not material.


Goodwill and Other Intangible Assets

         Total goodwill and other intangible assets at June 30, 1998 were $123.3 million compared to $125.8 million at December 31, 1997. During the first quarter of 1998, Sovereign added $5.5 million to goodwill as part of an adjustment related to its AFD acquisition from Fleet in September 1997. This adjustment, which is permitted during the one-year period following a transaction, reflects a refinement of Sovereign's estimate of the fair market value of the assets acquired and liabilities assumed as of the date of the combination. This increase to goodwill was off-set by a reduction of $1.8 million taken as part of the one-time, merger-related charge during the first quarter of 1998 and normal year-to-date amortization.


Deposits

         Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

         Total deposits at June 30, 1998 were $9.34 billion compared to $8.86 billion at December 31, 1997. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Total borrowings at June 30, 1998 were $8.03 billion of which $5.82 billion were short-term compared to $6.63 billion of which $5.32 billion were short-term at December 31, 1997. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

         Through the use of interest rate swaps, $3.35 billion of FHLB advances at June 30, 1998 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at June 30, 1998, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.


LIQUIDITY AND CAPITAL RESOURCES

         Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank for June 30, 1998 was 45.4%.

         Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $125.0 million per month. At June 30, 1998, Sovereign had $5.32 billion in unpledged investments and mortgage-backed securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment and mortgage-backed securities, repayment of principal on loans and other investing activities.

         For the six-month period ended June 30, 1998, cash and cash equivalents increased $256.7 million. Net cash used by operating activities was $280.4 million for the six-month period ended June 30, 1998. Net cash used by investing activities for the six-month period ended June 30, 1998 was $1.35 billion consisting primarily of purchases of mortgage-backed securities which are classified available-for-sale, partially offset by proceeds from sales and repayments of investment and mortgage-backed securities. Net cash provided by financing activities for the six-month period ended June 30, 1998 was $1.89 billion which includes an increase in deposits of $429.2 million and an increase in proceeds from long-term borrowings of $1.33 billion.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


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

         At June 30, 1998, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

         The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at June 30, 1998:



                                                                                Well
                                      Sovereign    Sovereign      Minimum     Capitalized
                                      Bancorp (1)    Bank       Requirement   Requirement
                                      --------     ---------    -----------   -----------
  Stockholders' equity to
    total assets                        5.51%        5.86%         None            None
  Tangible capital to tangible
    assets                              4.83         5.19          1.50%           None
  Leverage (core) capital to
    tangible assets                     5.71         5.36          3.00            5.00%
  Leverage (core) capital to
    risk adjusted assets               10.50         9.95          4.00            6.00
  Risk-based capital to risk
    adjusted assets                    12.99        10.94          8.00           10.00


(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

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

         There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative .24% at June 30, 1998.

         Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +200 basis point instantaneous parallel rate shock environment to be within a 10% loss. At June 30, 1998, Sovereign estimates that if interest rates rise by 200 basis points, net interest income would decrease by $7.1 million or 1.29%.

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

         Over the past two years, Sovereign has shifted its residential focus from portfolio lending to mortgage banking. Accordingly, the majority of Sovereign's fixed-rate loan originations are sold to FHLMC, FNMA and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as means of hedging loans in the mortgage pipeline which are originated for sale.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


                           PART II - OTHER INFORMATION


Items 1 through 5 are not applicable or the responses are negative.


Item 6 - Reports on Form 8-K.


          Report on Form 8-K, dated June 23, 1998 (date of earliest event - June 23, 1998), contained Sovereign's 1997 Form 10-K restated to include the merger of ML Bancorp, Inc. with and into Sovereign Bancorp, Inc. ML Bancorp's Form 10-K was also presented.

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



                                                  SOVEREIGN BANCORP, INC.
                                                       (Registrant)



Date August 18, 1998                              /s/ Dennis S. Marlo
                                                      -------------------------
                                                          Dennis S. Marlo
                                                      Chief Financial Officer



Date August 18, 1998                              /s/ Mark R. McCollom
                                                      -------------------------
                                                          Mark R. McCollom
                                                      Chief Accounting Officer