Form 10-Q
period 1998-09-30
SOVEREIGN BANCORP INC
filed 1998-11-16
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998
                      ------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

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
                                      ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding at November 16, 1998
   ---------------------------              --------------------------------
   Common Stock (no par value)                     159,398,550 shares

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets at September 30, 1998
             and December 31, 1997                                            4


             Consolidated Statements of Operations for the three-month
             and nine-month periods ended September 30, 1998 and 1997     5 - 6


             Consolidated Statement of Stockholders' Equity for
             the nine-month period ended September 30, 1998                   7


             Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 1998 and 1997                        8


             Notes to Consolidated Financial Statements                  9 - 23


     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition              24 - 38


PART II.  OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                           39


PART III. FINANCIAL DATA SCHEDULE                                       40 - 41


SIGNATURES                                                                   42

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     September 30,          December 31,
                                                         1998                   1997
                                                     -------------          ------------
                                                      (Unaudited)              (Note)
                                                             (in thousands, except
                                                                per share data)
ASSETS
  Cash and amounts due from
    depository institutions                          $    648,342         $    238,623
  Interest-earning deposits                               155,833               17,314
  Loans held for sale (approximate fair
    value of $220,304 and $310,750 at
    September 30, 1998 and December 31, 1997,
    respectively)                                         220,057              310,678
  Investment securities available-for-sale              5,716,720            1,956,262
  Investment securities held-to-maturity
    (approximate fair value of $2,225,033
    and $3,446,863 at September 30, 1998
    and December 31, 1997, respectively)                2,170,253            3,416,451
  Loans                                                11,334,820           11,324,122
  Allowance for loan losses                              (135,882)            (116,823)
  Premises and equipment                                   88,878               92,273
  Real estate owned                                        17,974               12,009
  Accrued interest receivable                             213,832              108,029
  Goodwill and other intangible assets                    443,930              126,332
  Other assets                                            622,065              170,185
                                                     ------------         ------------
      TOTAL ASSETS                                   $ 21,496,822         $ 17,655,455
                                                     ============         ============
LIABILITIES
  Deposits                                           $ 12,369,323         $  9,515,294
  Borrowings:
    Short-term                                          5,287,886            5,455,894
    Long-term                                           2,263,783            1,407,749
  Advance payments by borrowers
    for taxes and insurance                                25,523               41,847
  Other liabilities                                       274,056               57,904
                                                     ------------         ------------
      TOTAL LIABILITIES                                20,220,571           16,478,688
                                                     ------------         ------------
Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust holding
  solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")            129,029              128,972
                                                     ------------         ------------
STOCKHOLDERS' EQUITY
  Preferred stock; no par value; $50 liquidation
    preference; 7,500,000 shares authorized;
    1,996,467 shares issued and outstanding
    at December 31, 1997                                       --               96,276
  Common stock; no par value; 200,000,000 shares
    authorized; 163,733,638 shares issued at
    September 30, 1998 and 147,216,301 shares
    issued at December 31, 1997                           639,315              523,327
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,611,132 shares at September 30, 1998 and
    5,984,934 shares at December 31, 1997                 (31,194)             (37,211)
  Treasury stock at cost; 8,721 shares at
    September 30, 1998 and 13,210 shares at
    December 31, 1997                                        (132)                (185)
  Accumulated other comprehensive income                   15,026               18,944
  Retained earnings                                       524,207              446,644
                                                     ------------         ------------
 TOTAL STOCKHOLDERS' EQUITY                             1,147,222            1,047,795
                                                     ------------         ------------
      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                     $ 21,496,822         $ 17,655,455
                                                     ============         ============


See accompanying notes to consolidated financial statements.

Note: The balance sheet at December 31, 1997 is taken from Sovereign's audited financial statements at that date, plus additions necessary to reflect Sovereign's February 28, 1998 acquisition of ML Bancorp, Inc. ("ML Bancorp") and Sovereign's July 31, 1998 acquisitions of Carnegie Bancorp ("Carnegie") and First Home Bancorp, Inc. ("First Home"), which were each accounted for as a pooling-of-interests, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three-Month Period          Nine-Month Period
                                                       Ended September 30,         Ended September 30,
                                                     ----------------------      -----------------------
                                                       1998          1997          1998          1997
                                                     --------      --------      --------      --------
                                                            (in thousands, except per share data)
Interest income:
  Interest on interest-earning deposits              $  2,029      $  1,366      $  5,360      $  3,815
  Interest and dividends on investment
    securities available-for-sale                      85,396        30,155       187,806        78,372
  Interest and dividends on investment
    securities held-to-maturity                        38,345        74,235       148,053       216,833
  Interest and fees on loans                          215,998       199,313       656,521       566,889
                                                     --------      --------      --------      --------
      Total interest income                           341,768       305,069       997,740       865,909
                                                     --------      --------      --------      --------
Interest expense:
  Interest on deposits                                112,893        99,801       319,230       281,608
  Interest on borrowings                              107,628        95,949       317,614       267,515
                                                     --------      --------      --------      --------
      Total interest expense                          220,521       195,750       636,844       549,123
                                                     --------      --------      --------      --------
Net interest income                                   121,247       109,319       360,896       316,786
Provision for loan losses (1)                           7,001        20,329        20,961        34,925
                                                     --------      --------      --------      --------
Net interest income after provision for
  possible loan losses                                114,246        88,990       339,935       281,861
                                                     --------      --------      --------      --------
Other income:
  Loan fees and service charges                         2,945         1,333         7,748         2,111
  Deposit fees                                          6,523         5,415        18,170        15,134
  Mortgage banking gains                                5,201         5,154        18,211        17,238
  Gain on sale of loans and investment
    securities available-for-sale                       6,262         1,330        12,846         2,921
  Miscellaneous income                                  4,815         1,817        16,787         5,488
                                                     --------      --------      --------      --------
      Total other income                               25,746        15,049        73,762        42,892
                                                     --------      --------      --------      --------
General and administrative expenses:
  Salaries and employee benefits                       30,166        25,446        89,811        78,556
  Occupancy and equipment expenses                     13,767        12,907        40,113        30,435
  Outside services                                     11,823         6,428        31,258        18,269
  Deposit insurance premiums                            1,150         1,090         3,440         3,399
  Other administrative expenses                         9,500        11,102        31,106        34,282
                                                     --------      --------      --------      --------
      Total general and administrative expenses        66,406        56,973       195,728       164,941
                                                     --------      --------      --------      --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                                                        Three-Month Period           Nine-Month Period
                                                        Ended September 30,          Ended September 30,
                                                      ----------------------      ------------------------
                                                        1998          1997           1998           1997
                                                      --------       -------      ---------       --------
                                                            (in thousands, except per share data)
Other operating expenses:
  One-time, merger-related charges (1)                  10,860        21,303      $  50,389       $ 29,258
  Amortization of goodwill and other intangibles         4,950         3,383         11,347          9,711
  Trust Preferred Securities expense                     3,051         3,543          9,478          8,558
  Real estate owned (gain)/loss, net                      (243)          180           (256)           757
                                                      --------       -------      ---------       --------
      Total other operating expenses                    18,618        28,409         70,958         48,284
                                                      --------       -------      ---------       --------
Income before income taxes                              54,968        18,657        147,011        111,528
Income tax provision                                    20,178         9,439         54,227         45,460
                                                      --------       -------      ---------       --------
Net Income (1)(2)                                     $ 34,790       $ 9,218      $  92,784       $ 66,068
                                                      ========       =======      =========       ========
Net Income Applicable to Common Stock                 $ 34,790       $ 7,658      $  91,288       $ 61,384
                                                      ========       =======      =========       ========
Earnings per share (2)(3)                             $    .22       $   .06      $     .58       $    .43
                                                      ========       =======      =========       ========
Dividends per share (3)                               $   .020       $  .022      $    .063       $   .097
                                                      ========       =======      =========       ========

----------
(1) Results for the three-month and nine-month periods ended September 30, 1998 include a one-time, merger charge of $10.9 million ($7.8 million after-tax) related to Sovereign's acquisitions of Carnegie and First Home during the third quarter of 1998. Results for the nine-month period ended September 30, 1998 also include a one-time merger charge of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the three-month and nine-month periods ended September 30, 1997 include a one-time, merger charge of $38.3 million ($25.9 million after-tax) related to Sovereign's acquisition of Bankers Corp. ("Bankers") during the third quarter of 1997 of which $17.0 million (pre-tax) is classified as provision for loan losses. Results for the nine-month period ended September 30, 1997 also include a one-time, merger charge of $15.9 million ($10.7 million after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997 of which $7.9 million (pre-tax) is classified as provision for loan losses.

(2) Results for the three-month and nine-month periods ended September 30, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, net income for the three-month and nine-month periods ended September 30, 1998 and 1997 were $42.8 million and $126.6 million and $35.3 million and $102.8 million, respectively and earnings per share for the same periods were $.27 and $.79 and $.23 and $.67, respectively.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                  Common        Preferred
                                                  Shares          Shares         Common     Preferred     Retained    Treasury
                                                Outstanding    Outstanding       Stock        Stock       Earnings      Stock
                                                -----------    -----------      --------    ---------     --------    --------
Balance, December 31, 1997                        141,218         1,996         $523,327     $ 96,276     $446,644      $(185)
  Net income                                           --            --               --           --       92,784         --
  Exercise of stock options                         1,973            --            9,457           --           --         --
  Cash in lieu of fractional shares                    --            --              (63)          --           --         --
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                               206            --            3,393           --           --         --
  Dividends paid on common stock                       --            --               --           --       (9,497)        --
  Dividends paid on preferred stock                    --            --               --           --       (1,496)        --
  Treasury stock repurchase                           (16)           --               --           --           --       (210)
  Treasury stock sale                                  18            --               --           --           --        263
  Other comprehensive income -
    unrecognized income on investment
    securities available-for-sale, net of tax          --            --               --           --           --         --
  Conversion of Preferred stock                    14,342        (1,996)          96,270      (96,270)          --         --
  Redemption of Preferred stock                        --            --               --           (6)          --         --
  Allocation of shares under Employee
    Stock Ownership Plan                            1,373            --            9,293           --           --         --
  Adjustment for ML Bancorp's
    different fiscal year end                          --            --               --           --       (4,228)
  Other                                                --            --           (2,362)          --           --         --
                                                ---------        ------         --------      -------     --------      -----
Balance, September 30, 1998                       159,114            --         $639,315      $    --     $524,207      $(132)
                                                =========        ======         ========      =======     ========      =====


                                                                   Accumulated       Total
                                                  Unallocated         Other          Stock-
                                                  Common Stock    Comprehensive     Holders'
                                                  Held by ESOP       Income          Equity
                                                  ------------    -------------     --------
Balance, December 31, 1997                         $(37,211)         $18,944       $1,047,795
  Net income                                             --               --           92,784
  Exercise of stock options                              --               --            9,457
  Cash in lieu of fractional shares                      --               --              (63)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                                  --               --            3,393
  Dividends paid on common stock                         --               --           (9,497)
  Dividends paid on preferred stock                      --               --           (1,496)
  Treasury stock repurchase                              --               --             (210)
  Treasury stock sale                                    --               --              263
  Other comprehensive income -
    unrecognized income on investment
    securities available-for-sale, net of tax            --           (3,126)          (3,126)
  Conversion of Preferred stock                          --               --               --
  Redemption of Preferred stock                          --               --               (6)
  Allocation of shares under Employee
    Stock Ownership Plan                              6,017               --           15,310
  Adjustment for ML Bancorp's
    different fiscal year end                            --             (792)          (5,020)
  Other                                                  --               --           (2,362}
                                                   --------          -------       ----------
Balance, September 30, 1998                        $(31,194)         $15,026       $1,147,222
                                                   ========          =======       ==========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine-Month Period
                                                                     Ended September 30,
                                                               -----------------------------
                                                                   1998              1997
                                                               -----------       -----------
                                                                       (in thousands)
Cash Flows from Operating Activities:
  Net income                                                   $    92,784       $    66,068
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for possible loan losses and deferred taxes           15,443            57,618
    Depreciation                                                    10,368             9,213
    Amortization                                                     6,925            56,522
    Gain on sale of loans, investment securities
      and real estate owned                                        (13,211)           (8,948)
    Allocation of Employee Stock Ownership Plan                     15,310             2,547
    Net change in:
      Loans held for sale                                           90,621          (100,654)
      Accrued interest receivable                                 (107,454)          (15,442)
      Prepaid expenses and other assets                           (392,777)          (81,426)
      Other liabilities                                            214,224           138,058
                                                               -----------       -----------
Net cash (used)/provided by operating activities               $   (67,767)      $    88,556
                                                               -----------       -----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
    available-for-sale                                             934,873           295,447
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                           620,740           199,478
      Held-to-maturity                                           1,724,969         1,266,498
  Purchases of investment securities:
      Available-for-sale                                        (5,328,899)         (781,030)
      Held-to-maturity                                            (456,601)       (1,259,596)
  Proceeds from sales of loans                                      22,711            25,019
  Purchase of loans                                             (2,102,078)       (2,664,675)
  Net change in loans other than purchases and sales             1,997,327           536,730
  Proceeds from sales of premises and equipment                     13,131             9,039
  Purchases of premises and equipment                              (21,909)          (12,526)
  Proceeds from sale of real estate owned                           14,764            14,601
  Net cash received in business combinations                             0            (4,926)
  Other, net                                                        (4,228)           (4,996)
                                                               -----------       -----------
Net cash used by investing activities                           (2,585,200)       (2,380,937)
                                                               -----------       -----------
Cash Flows from Financing Activities:
  Assumption of deposits                                         1,906,041                --
  Net increase in deposits                                         566,356           704,336
  Net (decrease)/increase in short-term borrowings                (661,446)        1,343,838
  Proceeds from long-term borrowings                             1,404,842           425,156
  Net increase in advance payments by
    borrowers for taxes and insurance                              (16,324)           (3,395)
  Cash dividends paid to stockholders                              (11,098)          (19,795)
  Proceeds from issuance of common stock                            12,787            14,384
  Redemption of preferred stock                                         (6)               --
  Issuance of treasury stock                                            53             9,135
                                                               -----------       -----------
Net cash provided by financing activities                        3,201,205         2,473,659
                                                               -----------       -----------
Net change in cash and cash equivalents                            548,238           181,278
Cash and cash equivalents at beginning of period                   255,937           174,450
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $   804,175       $   355,728
                                                               ===========       ===========
Reconciliation of Cash and Cash Equivalents to
  Consolidated Balance Sheets:
Cash and amounts due from depository institutions              $   648,342       $   337,931
Interest-earning deposits                                          155,833            17,797
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $   804,175       $   355,728
                                                               ===========       ===========


Supplemental Disclosures:

Income tax payments totaled $71.6 million for the nine-month period ended September 30, 1998 and $45.3 million for the same period in 1997. Interest payments totaled $598.9 million for the nine-month period ended September 30, 1998 and $518.0 million for the same period in 1997. Noncash activity consisted of mortgage or whole loan sales of $708.1 million for the nine-month period ended September 30, 1998 and $192.1 million for the same period in 1997; reclassification of long-term borrowings to short-term borrowings of $563.0 million for the nine-month period ended September 30, 1998 and $664.2 million for the same period in 1997; and reclassification of mortgage loans to real estate owned of $13.5 million for the nine-month period ended September 30, 1998 and $18.5 million for the same period in 1997.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  GENERAL

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Capital Trust I and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The financial statements for all periods presented include the consolidated accounts of ML which was acquired on February 28, 1998 and First Home which were both acquired on July 31, 1998. These transactions were each accounted for under the pooling-of-interests method of accounting (see Note 9 "Acquisitions" hereof). The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1997, and the audited consolidated financial statements, restated for the merger of ML Bancorp, Inc. filed on Form 8-K dated June 23, 1998.

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


                                                 Three-Month Period                Nine-month Period
                                                 Ended September 30,              Ended September 30,
                                               ------------------------         ------------------------
                                                 1998            1997             1998            1997
                                               --------        --------         --------        --------
Basic Earnings Per Share:
Net income attributable to
  common stock(1)                              $ 34,790        $  7,658         $ 91,288        $ 61,384
                                               --------        --------         --------        --------
Average basic shares outstanding
  at end of period(3)                           158,907         137,696          150,711         136,041
                                               ========        ========         ========        ========
Basic earnings per share(2)(3)                 $    .22        $    .06         $    .61        $    .45
                                               ========        ========         ========        ========
Diluted Earnings Per Share:
Net income(1)                                  $ 34,790        $  9,218         $ 92,784        $ 66,068
                                               --------        --------         --------        --------
Average diluted shares outstanding
  at end of period(3)                           158,907         152,050          157,765         150,404
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method(3)                                 2,442           3,918            3,086           3,849
                                               --------        --------         --------        --------
Total average diluted shares
  Outstanding at end of period(3)               161,349         155,968          160,851         154,253
                                               ========        ========         ========        ========
Diluted earnings per share(2)(3)               $    .22        $    .06         $    .58        $    .43

----------

(1) Results for the three-month and nine-month periods ended September 30, 1998 include a one-time, merger charge of $7.8 million (after-tax) related to Sovereign's acquisitions of Carnegie and First Home during the third quarter of 1998. Results for the nine-month period ended September 30, 1998 also include a one-time, merger charge of $25.8 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998. Results for the three-month and nine-month periods ended September 30, 1997 include a one-time, merger charge of $25.9 million (after-tax) related to Sovereign's acquisition of Bankers during the third quarter of 1997. Results for the nine-month period ended September 30, 1997 also include a one-time, merger charge of $10.7 million (after-tax) related to Sovereign's acquisition of First State during the first quarter of 1997.

(2) Results for the three-month and nine-month periods ended September 30, 1998 and 1997 include the one-time, merger-related charges described in Note 1 above. Excluding the one-time, merger-related charges, basic earnings per share for the three-month and nine-month periods ended September 30, 1998 and 1997 were $.27 and $.83 and $.25 and $.72, respectively and diluted earnings per share for the same periods were $.27 and $.79 and $.23 and $.67, respectively.

(3) All share data has been adjusted to reflect all stock dividends and stock splits.(3)

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)


                                                      September 30, 1998
                                   ----------------------------------------------------------
                                    Amortized       Unrealized     Unrealized         Fair
                                      Cost         Appreciation   Depreciation        Value
                                   ----------      ------------   ------------     ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                     $   38,171        $    51        $    --        $   38,222
  Equity securities                   861,775         12,255          9,845           864,185
  Other securities                     12,628            111             --            12,739

Mortgage-backed Securities:
  FHLMC                               163,291          2,870            189           165,972
  FNMA                                 50,779            522             48            51,253
  GNMA                                303,575          5,909              7           309,477
  Collateralized mortgage
    Obligations                     3,392,726         27,810            588         3,419,948
  Other securities                    848,623          6,301             --           854,924
                                   ----------        -------        -------        ----------

Total investment securities
  available-for-sale               $5,671,568        $55,829        $10,677        $5,716,720
                                   ==========        =======        =======        ==========


                                                       December 31, 1997
                                   ----------------------------------------------------------
                                    Amortized       Unrealized     Unrealized        Fair
                                      Cost         Appreciation   Depreciation       Value
                                   ----------      ------------   ------------    -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                     $   46,515        $   115        $   --        $   46,630
  Equity securities                   643,288         18,898            79           662,107
  Other securities                     46,935          4,447           298            51,084

Mortgage-backed Securities:
  FHLMC                               420,590          3,493           397           423,686
  FNMA                                202,740          1,631           401           203,970
  GNMA                                256,532          1,908           600           257,840
  Collateralized mortgage
    obligations                       296,633          1,581         1,515           296,699
  Other securities                     14,295              9            58            14,246
                                   ----------        -------        ------        ----------
Total investment securities
  available-for-sale               $1,927,528        $32,082        $3,348        $1,956,262
                                   ==========        =======        ======        ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)


                                                       September 30, 1998
                                   ----------------------------------------------------------
                                    Amortized       Unrealized     Unrealized        Fair
                                      Cost         Appreciation   Depreciation       Value
                                   ----------      ------------   ------------    -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                     $   21,461        $   248        $   --        $   21,709
  Corporate securities                  1,000             15            --             1,015
  Other securities                     62,239          7,429           106            69,562

Mortgage-backed Securities:
  FHLMC                               293,632         24,207         2,699           315,140
  FNMA                                180,064          3,530           177           183,417
  GNMA                                332,025         14,901            --           346,926
  RTC                                      --             --            --                --
  Private issues                       83,004          1,379           157            84,226
  Collateralized mortgage
    obligations                     1,196,828          7,512         1,302         1,203,038
                                   ----------        -------        ------        ----------
Total investment securities
  held-to-maturity                 $2,170,253        $59,221        $4,441        $2,225,033
                                   ==========        =======        ======        ==========




                                                       December 31, 1997
                                   ----------------------------------------------------------
                                    Amortized       Unrealized     Unrealized        Fair
                                      Cost         Appreciation   Depreciation       Value
                                   ----------      ------------   ------------    -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                     $   47,520        $   335        $  430        $   47,425
  Corporate securities                  1,050             24            --             1,074
  Other securities                     61,406          3,832           150            65,088

Mortgage-backed Securities:
  FHLMC                               383,790          7,569           520           390,839
  FNMA                                243,116          3,752           412           246,456
  GNMA                                415,840          8,336           157           424,019
  RTC                                     411             --             1               410
  Private issues                      124,794            999            82           125,711
  Collateralized mortgage
    obligations                     2,138,524          9,964         2,647         2,145,841
                                   ----------        -------        ------        ----------
Total investment securities
  held-to-maturity                 $3,416,451        $34,811        $4,399        $3,446,863
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


                                                  September 30, 1998                December 31, 1997
                                            ---------------------------      ----------------------------
                                               Amount           Percent         Amount            Percent
                                            -----------         -------      -----------          -------
Residential real estate loans               $ 5,538,306           48.9%      $ 6,634,271           58.6%

Residential construction loans
  (net of loans in process of
  $92,416 and $49,568, respectively)            149,410            1.3           137,367            1.2
                                            -----------          -----       -----------          -----
     Total Residential Loans                  5,687,716           50.2         6,771,638           59.8
                                            -----------          -----       -----------          -----
Multi-family loans                              106,353             .9           115,570            1.0
Commercial real estate loans                    857,370            7.6           664,943            5.9
Commercial loans                                719,709            6.4           356,517            3.1
Automotive floor plan loans                     243,449            2.1           279,757            2.5
                                            -----------          -----       -----------          -----
     Total Commercial Loans                   1,926,881           17.0         1,416,787           12.5
                                            -----------          -----       -----------          -----
Automobile loans                              1,601,620           14.1         1,553,318           13.7
Home equity loans                             1,562,310           13.8         1,050,304            9.3
Loans to automotive lessors                     249,743            2.2           267,033            2.3
Student loans                                   264,272            2.3           190,440            1.7
Credit cards                                         --             --            54,887             .5
Other                                            42,278             .4            19,715             .2
                                            -----------          -----       -----------          -----
     Total Consumer Loans                     3,720,223           32.8%        3,135,697           27.7%
                                            -----------          -----       -----------          -----
       Total Loans                          $11,334,820          100.0%      $11,324,122          100.0%
                                            ===========          =====       ===========          =====

Total Loans with: (1)
  Fixed rates                               $ 5,611,314           49.5%      $ 4,548,951           40.2%
  Variable rates                              5,723,506           50.5         6,775,171           59.8
                                            -----------          -----       -----------          -----
       Total Loans                          $11,334,820          100.0%      $11,324,122          100.0%
                                            ===========          =====       ===========          =====

----------
(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)


                                            September 30, 1998                              December 31, 1997
                              -----------------------------------------         --------------------------------------
                                                               Weighted                                       Weighted
                                                               Average                                        Average
  Account Type                   Amount          Percent         Rate             Amount         Percent        Rate
  ------------                -----------        -------       --------         ----------       -------      --------
Demand deposit accounts       $   986,050           8.0%           --%          $  611,670          6.4%          --%
NOW accounts                    1,196,124           9.7          1.40              723,182          7.6         1.29
Savings accounts                2,264,562          18.3          3.02            1,900,334         20.0         3.02
Money market accounts           1,455,354          11.7          4.13              916,788          9.6         4.06
Retail certificates             5,343,176          43.2          5.39            4,673,467         49.1         5.54
Jumbo certificates              1,124,057           9.1          5.48              689,853          7.3         5.76
                              -----------         -----         -----           ----------        -----         ----
Total Deposits                $12,369,323         100.0%         3.78%          $9,515,294        100.0%        4.23%
                              ===========         =====         =====           ==========        =====         ====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)


                                 September 30, 1998               December 31, 1997
                              ------------------------        -------------------------
                                              Weighted                         Weighted
                                               Average                          Average
                                 Balance        Rate           Balance           Rate
                              ----------      --------        ----------       --------
Securities sold under
  repurchase agreements       $  627,577        5.62%         $1,150,093         5.70%
FHLB advances                  6,548,340        5.57           5,525,399         5.93
Other borrowings                 375,752        6.70             188,151         5.88
                              ----------       -----          ----------         ----
  Total Borrowings            $7,551,669        5.63%         $6,863,643         5.89%
                              ==========       =====          ==========         ====

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


                                                                    September 30, 1998
                                             --------------------------------------------------------------
                                                                                                   Weighted
                                                                                                   Average
                                              Notional           Book           Estimated         Maturity
                                               Amount            Value          Fair Value        In Years
                                             ----------        --------         ----------        ---------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  162,809        $     --          $  1,565            3.6
  Pay fixed-receive variable (2)                183,036              --              (838)            .1
Non-amortizing interest rate swaps:
  Pay fixed-receive variable (4)              3,370,000              --           (73,641)           4.1
Interest rate caps/floors(5)                  1,200,000           7,906              (196)           3.3
                                             ----------        --------          --------
                                             $4,915,845        $  7,906          $(73,110)
                                             ==========        ========          ========



                                                                    December 31, 1997
                                             --------------------------------------------------------------
                                                                                                   Weighted
                                                                                                   Average
                                              Notional           Book           Estimated         Maturity
                                               Amount            Value          Fair Value        In Years
                                             ----------        --------         ----------        ---------
Amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  602,116         $   --          $  1,436             2.8
  Pay fixed-receive variable (2)                208,761             --                (9)            1.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (3)                 28,499             --              (561)            2.7
  Pay fixed-receive variable (4)              2,770,000             --            (9,293)            2.3
Interest rate caps/floors (5)                 1,200,000          9,963            (4,434)            4.0
                                             ----------         ------          --------
                                             $4,809,376         $9,963          $(12,861)
                                             ==========         ======          ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 5.67% and 5.58% and the weighted average receive rate was 6.84% and 5.97% at September 30, 1998 and December 31, 1997, respectively.

(2) The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 6.83% and 6.80% at September 30, 1998 and December 31, 1997, respectively.

(3) The weighted average pay rate was 7.28% and the weighted average receive rate was 6.75% at December 31, 1997.

(4) The weighted average pay rate was 5.60% and 5.89% and the weighted average receive rate was 5.62% and 4.48% at September 30, 1998 and December 31, 1997, respectively.

(5) The strike price range was 5.25% - 9.00% at September 30, 1998 and 5.25% - 7.50% at December 31, 1997.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)


                               Balance                                                                    Balance
                             December 31,                          Maturities/                          September 30,
                                1997             Additions         Amortization       Terminations          1998
                             -----------         ----------        ------------       ------------      -------------
Amortizing interest
  rate swaps                 $  810,877          $       --          $ 76,021          $  389,011         $  345,845
Non-amortizing interest
  rate swaps                  2,798,499           1,300,000           100,000             628,499          3,370,000
Interest rate
  caps/floors                 1,200,000                  --                --                  --          1,200,000
                             ----------          ----------          --------          ----------         ----------

                             $4,809,376          $1,300,000          $176,021          $1,017,510         $4,915,845
                             ==========          ==========          ========          ==========         ==========


     At September 30, 1998, Sovereign's balance sheet included a net deferred loss of $498,000 related to interest rate exchange agreements terminated in September 1997 and January 1998 which were originally accounted for as hedges. Of this net deferred loss, $109,000 will amortize into interest expense during the remainder of 1998 and $389,000 will amortize into interest expense in 1999.

     Net interest income resulting from interest rate exchange agreements includes $5.7 million of income and $3.4 million of expense for the nine-month period ended September 30, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9)  ACQUISITIONS

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union") for approximately $320 million (pre-tax). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. The transaction was accounted for as a purchase.

     On July 31, 1998, Sovereign acquired Carnegie and First Home. Carnegie, a $414 million commercial bank holding company headquartered in Princeton, New Jersey, operated seven branches throughout central New Jersey and one in Pennsylvania. Carnegie added loans, deposits and stockholders' equity to Sovereign of $285.5 million, $329.4 million and $37.1 million, respectively. First Home, a $510 million savings bank holding company headquartered in Pennsville, New Jersey, had one principal operating subsidiary which operated ten branches in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware. First Home added loans, deposits and stockholders' equity to Sovereign of $273.1 million, $319.9 million and $37.7 million, respectively.

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

     Both transactions were tax-free to Sovereign, Carnegie, and First Home shareholders. The mergers were each treated as a pooling-of-interests for financial accounting purposes and accordingly, the consolidated financial statements have been restated to include the accounts of Carnegie and First Home for all periods presented. During the third quarter of 1998, Sovereign recorded a one-time, merger-related charge of $7.8 million (after-tax) as a result of these transactions. Expenses included as part of the one-time charge consisted of human resources related costs and other expenses, including investment banker fees and legal expenses.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                               Years Ended December 31,
                                           ------------------------------
                                             1997                  1996
                                           --------              --------
     Net interest income
       Sovereign                           $340,849              $304,121
       ML Bancorp (1)                        59,568                54,179
       First Home                            15,288                15,086
       Carnegie                              16,377                13,580
                                           --------              --------
       Combined                            $432,082              $386,966
                                           ========              ========
     Net income:
       Sovereign                           $ 77,640              $ 70,139
       ML Bancorp (1)                        16,548                13,810
       First Home                             4,728                 4,285
       Carnegie                               3,625                 2,144
                                           --------              --------
       Combined                            $102,541              $ 90,378
                                           ========              ========
----------

(1) Reflects ML Bancorp's results of operations for the eleven-month period ended February 28, 1998 and for the year-ended March 31, 1997, respectively.

     Prior to the combination, ML Bancorp's fiscal year end was March 31, and accordingly, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1997 include ML Bancorp's results of operations for the eleven-month period ended February 28, 1998. Consequently, a net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect ML Bancorp's activity for the two-month period ended February 28, 1998. That activity consisted of net income of $4.2 million and a net change in accumulated other comprehensive income of $792,000. ML Bancorp's total interest income, net interest income and net income for the two-month period ended February 28, 1998 was $28.0 million, $11.6 million and $4.2 million, respectively. Sovereign's consolidated results of operations for the three-month and nine-month periods ended September 30, 1997 include ML Bancorp's results of operations for the three-month and nine-month periods ended December 31, 1997.

     On September 8, 1998, Sovereign executed a Definitive Agreement to acquire Peoples Bancorp, Inc. ("Peoples"), a $875 million bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operates 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The terms of the agreement call for a fixed exchange, without collars, of .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Peoples may elect to terminate the transaction at the closing if Sovereign's common stock price decreases below $11.00 per share and such a decrease exceeds, by 10% or more, the decrease of price derived from a

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


peer group index. The transaction, which will be accounted for as a pooling-of-interests, is subject to approval by various regulatory agencies and Peoples' shareholders. The transaction will add loans, deposits and stockholders' equity to Sovereign of approximately $430 million, $500 million and $340 million, respectively. Sovereign anticipates recording a one-time, after-tax, merger-related charge of approximately $13 million at the closing of the transaction which is anticipated to be early in the second quarter of 1999.


(10) ACCOUNTING CHANGES

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after September 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. Sovereign expects to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 will require Sovereign to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Sovereign has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of Sovereign.

     In September 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Sovereign is currently evaluating the impact SFAS No. 131's additional disclosure requirements are expected to have on its consolidated financial statements.

     In September 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Sovereign adopted SFAS No. 130 on January 1, 1998. The overall objective of SFAS No. 130 is to provide new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on Sovereign's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on Sovereign's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the provisions of SFAS No. 130.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)


                                               Three-Month Period           Nine-month Period
                                               Ended September 30,          Ended September 30,
                                              --------------------         --------------------
                                                1998         1997            1998         1997
                                              -------      -------         -------      -------
Net income                                    $34,790      $ 9,218         $92,784      $66,068
Unrealized (losses) gains on
  securities arising during the year           (6,095)       3,379          (3,367)      13,993
Less reclassification adjustment (1)           (2,411)          --            (241)          --
                                              -------      -------         -------      -------
Net unrealized (losses) gains recognized
  in other comprehensive income                (3,684)       3,379          (3,126)      13,993
                                              -------      -------         -------      -------
Comprehensive income (2)                      $31,106      $12,597         $89,658      $80,061
                                              =======      =======         =======      =======

----------
(1) Sovereign has not calculated the reclassification adjustment for the nine-month period ended September 30, 1997.

(2) Excluding one-time, merger-related charges, comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 was $39.1 million and $123.5 million and $38.6 million and $116.8 million, respectively.

     Accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 consisted of net unrealized gains on securities of $15.0 million and $18.9 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(11) RECENT DEVELOPMENTS

     On July 1, 1998, Sovereign entered into a $10 million strategic investment in Mego Mortgage Corporation ("Mego"). Mego is a national home equity lender specializing in high loan to value lending, based in Atlanta, Georgia. Per the terms of the stock purchase agreement, Sovereign invested $10 million in Mego Series A Convertible Preferred stock on July 1, 1998. The preferred stock is mandatorily convertible into Mego common stock after two years, or earlier at Sovereign's option after six months. This investment establishes Sovereign as a strategic partner, owning about 9% of Mego on a converted basis. Separately, a private investor and another bank holding company have each agreed to invest $10 million in Mego.

     This strategic partnership enables Sovereign to explore the high income generating consumer finance market without incurring the inherent risks associated with a start-up of a new division or a purchase of an existing company. This transaction also provides Sovereign with a method to generate referral income from customers who would not otherwise qualify for a Sovereign loan product under Sovereign's conservative underwriting criteria and other mutually beneficial relationships with Mego.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     Sovereign's State of Readiness for Year 2000 Computer Issues.

     Sovereign's Year 2000 readiness project has six phases: (i) identifying the computers, computer programs and computer-based systems used by Sovereign and the business applications to which they are devoted; (ii) determining whether such items store or process information in a manner which will avoid year 2000 date errors, (iii) assessing the risks resulting from any such errors and prioritizing remediation or replacement based on how critical they are to Sovereign's business operations; (iv) replacing, modifying or otherwise remediating deficient computers programs and systems which pose material risk;
(v) testing to determine if the remediated or new items so operate as to reduce risk to an acceptable level; and (vi) bringing the remediated or new items on line.

     Sovereign is currently in the testing phase, and estimates that by December 31, 1998 it will substantially complete testing of systems and software which are essential to Sovereign's operations and can be modified, if necessary, by Sovereign without the assistance of software licensors or outside data processing service providers. Sovereign also estimates that, by March 31, 1999 it, together with its outside data processing service providers will substantially complete testing of systems, software and services which are provided by them and which are essential to Sovereign's operations. Sovereign is endeavoring to complete testing of other important systems and software provided by outside vendors and licensors by no later than June 30, 1999. Sovereign estimates that it will substantially complete implementation of all essential modifications and new installations of computers, software and systems by June 30, 1999.

     As part of its Year 2000 project, Sovereign is also endeavoring to analyze the risks posed to it by its material borrowers and providers of funds. Vendors whom Sovereign considers to be critical to Sovereign's operations have also been asked to provide Sovereign with assurances and other evidence as to their Year 2000 readiness.

      Sovereign's budget for its Year 2000 project is approximately $13.5 million, up from the $10 million previously reported. Sovereign estimates that the majority of this total will be expensed by the end of the first quarter of 1999.

     Sovereign believes the most reasonably likely worst case Year 2000 scenario relates to its principal outside service providers, substantially all of which are large, seasoned, national companies experienced in serving financial institutions. Sovereign depends on these service providers for substantially all of its data processing needs relating to its account processing, item processing and other important functions. Certain of these service providers are also subject to the jurisdiction of the regulatory bodies which have jurisdiction over Sovereign with respect to Year 2000 readiness. Based on all of the foregoing, Sovereign has no reason to believe that its providers will not be substantially Year 2000 compliant.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     Sovereign has contracted with a leading information technology service provider to prepare a Year 2000 contingency plan, which Sovereign expects to be substantially complete with respect to mission-critical items by June 30, 1999.

     Because of the uncertainties discussed above, there can be no assurance that Sovereign's assessment of Year 2000 compliance and the risks and costs associates therewith will prove to be correct, or that Year 2000 issues will not ultimately have a material adverse effect on Sovereign and its operations.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     Net operating income for the three-month and nine-month periods ended September 30, 1998 was $42.8 million and $126.6 million compared to net operating income of $35.3 million and $102.8 million for the same periods in 1997. Operating diluted earnings per share for the three-month and nine-month periods ended September 30, 1998 was $.27 and $.79 compared to $.23 and $.67 for the same periods in 1997. Operating results exclude all one-time, merger-related charges discussed below.

     Net income for the three-month and nine-month periods ended September 30, 1998 was $34.8 million and $92.8 million and diluted earnings per share for the same periods was $.22 and $.58, respectively. Net income for the three-month and nine-month periods ended September 30, 1998 includes a one-time, merger charge of $10.9 million ($7.8 million after-tax) related to Sovereign's acquisitions of Carnegie Bancorp ("Carnegie") and First Home Bancorp, Inc. ("First Home") during the third quarter of 1998. Net income for the nine-month period ended September 30, 1998 also includes a one-time, merger charge of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") during the first quarter of 1998. Expenses included as part of the one-time charge consisted of human resources related costs and other expenses, including investment banker fees and legal expenses.

     Net income for the three-month and nine-month periods ended September 30, 1997 was $9.2 million and $66.1 million and diluted earnings per share for the same periods was $.06 and $.43, respectively. Net income for the three-month and nine-month periods ended September 30, 1997 includes a one-time, merger charge of $38.3 million ($25.9 million after-tax) related to Sovereign's acquisition of Bankers Corp. ("Bankers") during the third quarter of 1997. Net income for the nine-month period ended September 30, 1997 also includes a one-time, merger charge of $15.9 million ($10.7 million after-tax) related to Sovereign's acquisition of First State Financial Services, Inc. ("First State") during the first quarter of 1997.

     Return on average equity and return on average total assets, excluding the one-time, merger-related charges discussed above were 15.87% and .90% for the nine-month period ended September 30, 1998 compared to 14.62% and .85% for the same period in 1997. Average equity to average total assets for the nine-month period ended September 30, 1998 and 1997 was 5.66% and 5.79%, respectively.

Net Interest Income

     Net interest income for the three-month and nine-month periods ended September 30, 1998 was $121.2 million and $360.9 million compared to $109.3 million and $316.8 million for the same periods in 1997. This increase is attributable to an increase in average balances resulting from internal growth and recent acquisitions. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and nine-month periods ended September 30, 1998 was 2.73% and 2.80% compared to 2.77% and 2.75% for the same periods in 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on interest-earning deposits for the three-month and nine-month periods ended September 30, 1998 was $2.0 million and $5.4 million compared to $1.4 million and $3.8 million for the same periods in 1997. The average balance of interest-earning deposits was $52.7 million with an average yield of 13.57% for the nine-month period ending September 30, 1998 compared to an average balance of $39.1 million with an average yield of 13.34% for the same period in 1997.

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

     Interest on investment securities available-for-sale was $85.4 million and $187.8 million for the three-month and nine-month periods ended September 30, 1998 compared to $30.2 million and $78.4 million for the same periods in 1997. The average balance of investment securities available-for-sale was $3.81 billion with an average yield of 6.78% for the nine-month period ended September 30, 1998 compared to an average balance of $1.55 billion with an average yield of 6.95% for the same period in 1997.

     Interest on investment securities held-to-maturity was $38.3 million and $148.1 million for the three-month and nine-month periods ended September 30, 1998 compared to $74.2 million and $216.8 million for the same periods in 1997. The average balance of investment securities held-to-maturity was $2.72 billion with an average yield of 7.26% for the nine-month period ended September 30, 1998 compared to an average balance of $4.11 billion with an average yield of 7.03% for the same period in 1997.

     Interest and fees on loans were $216.0 million and $656.5 million for the three-month and nine-month periods ended September 30, 1998 compared to $199.3 million and $566.9 million for the same periods in 1997. The average balance of loans was $11.13 billion with an average yield of 7.87% for the nine-month period ended September 30, 1998 compared to an average balance of $9.84 billion with an average yield of 7.68% for the same period in 1997. The increases in the average balance and yield of loans and in the interest and fees on loans are due to continued growth in Sovereign's commercial lending and auto finance divisions, as well as planned run-off of lower-yielding residential loans..

     Interest on deposits was $112.9 million and $319.2 million for the three-month and nine-month periods ended September 30, 1998 compared to $99.8 million and $281.6 million for the same periods in 1997. The average balance of deposits was $10.15 billion with an average cost of 4.20% for the nine-month period ended September 30, 1998 compared to an average balance of $8.99 billion with an average cost of 4.19% for the same period in 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on borrowings was $107.6 million and $317.6 million for the three-month and nine-month periods ended September 30, 1998 compared to $95.9 million and $267.5 million for the same periods in 1997. The average balance of borrowings was $7.39 billion with an average cost of 5.69% for the nine-month period ended September 30, 1998 compared to an average balance of $5.99 billion with an average cost of 5.93% for the same period in 1997.

Provision for Possible Loan Losses

     The provision for loan losses for the three-month and nine-month periods ended September 30, 1998 was $7.0 million and $21.0 million, respectively. In addition, during the third quarter of 1998, Sovereign established an initial loan loss reserve of $20.0 million in connection with its CoreStates branch acquisition. The provision for loan losses for the three-month and nine-month periods ended September 30, 1997 was $20.5 million and $34.9 million, respectively. Results for the three-month and nine-month periods ended September 30, 1997 includes $17.0 million and $24.9 million, respectively, of reserves taken as part of the one-time, merger charges related to Sovereign's acquisition of First State during the first quarter of 1997 and Bankers during the third quarter of 1997. These additional reserves were taken as a result of Sovereign's conservative approach with respect to an aggressive workout plan for certain non-performing assets acquired from First State and Bankers. Excluding these one-time, merger-related charges, Sovereign's year-to-date loan loss provision increased by 110% from $10.0 million for the nine-month period ended September 30, 1997 to $21.0 million for the same period in 1998.

     Over the past two years, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in 1998 and future years, management will continually evaluate its loan portfolio and record additional loan loss reserves as is deemed necessary. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     During the nine-month period ended September 30, 1998, Sovereign charged-off $33.4 million of loans compared to $11.8 million for the same period in 1997. This increased level of charge-offs during 1998 was partially off-set by recoveries of $8.8 million, resulting in year-to-date net charge-offs of $24.6 million. This compares to recoveries of $2.4 million and net charge-offs of $9.4 million for the same period in 1997. Sovereign's increased level of charge-offs for 1998 is primarily the result of increased consumer loan charge-offs, the majority of which are related to Sovereign's Auto Finance portfolio. Historically, non-residential lending will typically result in higher charge-off levels than other types of lending; however, recoveries and income potential will also be greater.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                        Nine-month Period Ended
                                                            September 30,
                                                      --------------------------
                                                        1998              1997
                                                      --------          --------
Allowance, beginning of period                        $116,823          $ 73,847

Charge-offs:
  Residential                                            5,139             7,103
  Commercial Real Estate                                   625               542
  Commercial                                             1,485             1,525
  Consumer                                              26,137             2,666
                                                      --------          --------
      Total Charge-offs                                 33,386            11,836
                                                      --------          --------

Recoveries:
  Residential                                              693               633
  Commercial Real Estate                                    51             1,104
  Commercial                                               144               362
  Consumer                                               7,935               335
                                                      --------          --------
      Total Recoveries                                   8,823             2,434
                                                      --------          --------

Charge-offs, net of recoveries                          24,563             9,402
Provision for possible loan losses                      20,961            34,925
Other                                                   22,661            20,651
                                                      --------          --------
Allowance, end of period                              $135,882          $120,021
                                                      ========          ========

Other Income

     Other income was $25.7 million and $73.8 million for the three-month and nine-month periods ended September 30, 1998 compared to $15.0 million and $42.9 million for the same periods in 1997.

     Loan fees and service charges were $2.9 million and $7.7 million for the three-month and nine-month periods ended September 30, 1998 compared to $1.3 million and $2.1 million for the same periods in 1997. The increase in loan fees and service charges is directly attributable to fees earned on Sovereign's AFD portfolio which was acquired in September 1997. Loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $9.33 billion of its own loans and $6.20 billion of loans for others at September 30, 1998 compared to $9.58 billion of its own loans and $6.29 billion of loans for others at September 30, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Deposit fees were $6.5 million and $18.2 million for the three-month and nine-month periods ended September 30, 1998 compared to $5.4 million and $15.1 million for the same periods in 1997. This increase is primarily the result of an increase in the number of Sovereign's transaction accounts and a larger retail customer base over the last year.

     Mortgage banking gains were $5.2 million and $18.2 million for the three-month and nine-month periods ended September 30, 1998 compared to $5.2 million and $17.2 million for the same periods in 1997.

     Gains on sales of loans and investment securities available-for-sale were $6.3 million and $12.8 million for the three-month and nine-month periods ended September 30, 1998 compared to $1.3 million and $2.9 million for the same periods in 1997. This increase is in part due to a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998. Additionally, recent favorable market trends have created opportunities for Sovereign to realign its investment portfolio with no adverse impact on future earnings or its interest rate risk profile. Sovereign will continue to evaluate these opportunities in the context of its overall asset/liability management process.

     Miscellaneous income was $4.8 million and $16.8 million for the three-month and nine-month periods ended September 30, 1998 compared to $1.8 million and $5.5 million for the same periods in 1997. This increase is primarily due to Sovereign's investment in Bank Owned Life Insurance ("BOLI") which was made during the first quarter of 1998 and increased inter-change income resulting from growth in the number and transaction volume of Sovereign's debit cards over the last year.

General and Administrative Expenses

     Total general and administrative expenses were $66.4 million and $195.7 million for the three-month and nine-month periods ended September 30, 1998 compared to $57.0 million and $164.9 million for the same periods in 1997. Results for the third quarter of 1998 were net of a change in estimate related to certain employee benefir expenses. The ratio of general and administrative expenses to average assets for the three-month and nine-month periods ended September 30, 1998 was 1.33% and 1.37% compared to 1.35% and 1.36% for the same periods in 1997. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month and nine-month periods ended September 30, 1998 was 46.6% and 46.3% compared to 46.3% and 46.2% for the same periods in 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Other operating expenses were $18.6 million and $71.0 million for the three-month and nine-month periods ended September 30, 1998 compared to $28.4 million and $48.3 million for the same periods in 1997. Results for the three-month and nine-month periods ended September 30, 1998 include one-time, merger charges of $10.9 million and $50.4 million related to Sovereign's acquisition's of Carnegie and First Home during the third quarter of 1998 and ML Bancorp during the first quarter of 1998. Results for the three-month and nine-month periods ended September 30, 1997 include one-time, merger charges of $21.3 million and $29.3 million related to Sovereign's acquisition of Bankers during the third quarter of 1997 and First State during the first quarter of 1997.

Income Tax Provision

     The income tax provision was $20.2 million and $54.2 million for the three-month and nine-month periods ended September 30, 1998 compared to $9.4 million and $45.5 million for the same periods in 1997. The effective tax rate for the three-month and nine-month periods ended September 30, 1998 was 36.7% and 36.9% compared to 50.6% and 40.8% for the same periods in 1997. The higher than usual effective tax rate for the three-month and nine-month periods ended September 30, 1998 and 1997 is primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's acquisitions during each of these periods.

FINANCIAL CONDITION

Loan Portfolio

     Sovereign's loan portfolio at September 30, 1998 was $11.3 billion compared to $11.3 billion at December 31, 1997. Sovereign's consumer and commercial loan portfolios have increased as a result of originations and the CoreStates branch acquisition. This increase has been off-set by a decline in Sovereign's residential mortgage loan portfolio resulting from the refinance environment and Sovereign's lessened emphasis on portfolio lending.

     During the nine-month period ended September 30, 1998, Sovereign closed $1.47 billion of residential real estate loans of which approximately 91% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $1.52 billion and approximately 40% of fixed rate loans for the same period in 1997.

     Over the past two years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the nine-month period ended September 30, 1998, Sovereign closed $799.8 million of commercial loans compared to $187.7 million of commercial loans during the same period in 1997. This increase is due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign closed $1.46 billion of consumer loans during the nine-month period ended September 30, 1998 compared to $522.4 million of consumer loans during the same period in 1997. This increase is partially the result of Sovereign's Auto Finance Division which originated approximately $450.0 million of indirect auto loans during the nine-month period ended September 30, 1998.

     At September 30, 1998, Sovereign's total loan portfolio included $5.54 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties. With its increased focus on non-residential lending and the AFD acquisition, at September 30, 1998, Sovereign's total loan portfolio also included $1.93 billion of commercial loans and $3.72 billion of consumer loans, including $1.60 billion of auto loans and $1.56 billion of outstanding home equity loans (excluding $399.0 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties.

     At September 30, 1998, Sovereign's non-performing assets were $117.9 million compared to $107.7 million at December 31, 1997. Non-performing assets as a percentage of total assets were .55% at September 30, 1998 compared to .61% at December 31, 1997. Non-performing assets at September 30, 1998 included $18.0 million of REO which is carried at lower of cost or estimated fair value less estimated costs to sell. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status. At September 30, 1998, the allowance for loan losses as a percentage of non-performing assets was 108% compared to 104% at December
31, 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------     ------------
Non-Accrual Loans:
    Past due 90 days or more
     as to interest or principal:
      Real estate related                           $ 62,480          $ 65,930
      Other                                           25,879            22,368
    Past due less than 90 days
     as to interest and principal:
      Real estate related                                516               555
      Other                                            5,230                --
                                                    --------          --------
Total Non-Accrual Loans                               94,105            88,853

Other                                                  5,551             6,524
Restructured Loans                                       305               327
                                                    --------          --------
Total Non-Performing Loans                            99,961            95,704
                                                    --------          --------
Real Estate Owned:
      Real estate related                             11,881            11,299
      Other                                            6,093               710
                                                    --------          --------
Total Real Estate Owned                               17,974            12,009
                                                    --------          --------
TOTAL NON-PERFORMING ASSETS                         $117,935          $107,713
                                                    ========          ========
Past due 90 days or more as to
  interest or principal and
  accruing interest (1)                             $  5,967          $  7,053

Non-Performing Assets as a
  percentage of Total Assets                             .55%              .61%

Non-Performing Loans as a
  percentage of Total Loans                              .87%              .82%

Non-Performing Assets as a
  percentage of Total Loans
  and Real Estate Owned                                 1.07%              .99%

Allowance for Loan Losses
  as a percentage of
  Total Non-Performing Assets                            108%              104%

Allowance for Loan Losses
  as a percentage of
  Total Non-Performing Loans                             127%              117%

----------
(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Contin ued)

     The adequacy of Sovereign's allowance for loan losses is evaluated on a monthly basis by management. Management's evaluation of the adequacy of the allowance to absorb potential future loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. At September 30, 1998, the allowance for loan losses was $135.9 million or 1.18% of total loans compared to $116.8 million or 1.00% of total loans at December 31, 1997.

     The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type for the dates indicated: (dollars in thousands)

                                September 30,                 December 31,
                                    1998                          1997
Balance at End of            -------------------          --------------------
Period Attributable to         Amount    Percent           Amount      Percent
----------------------       --------    -------          --------     -------
Residential real estate      $ 30,109      22.2%          $ 36,351       31.1%
Commercial real estate          9,332       6.9             21,707       18.6
Commercial                     30,455      22.4              9,086        7.8
Consumer                       41,107      30.2             24,300       20.8
Unallocated                    24,879      18.3             25,379       21.7
                             --------     -----            -------      -----
Total                        $135,882     100.0%          $116,823      100.0%
                             ========     =====           ========      =====

     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $45.9 million at September 30, 1998 and consisted principally of commercial and commercial real estate loans.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Impaired loans are summarized as follows (in thousands):

                                                September 30,     December 31,
                                                    1998              1997
                                                -------------     ------------
Impaired loans without a related reserve          $45,008           $ 7,572
Impaired loans with a related reserve              23,331            17,367
                                                  -------           -------
        Total impaired loans                      $68,339           $24,939
                                                  =======           =======
Reserve for impaired loans                        $ 7,508           $ 5,798
                                                  =======           =======

     The average balance of impaired loans for the nine-month periods ended September 30, 1998 and 1997 was $56.3 million and $30.6 million, respectively.

Investment Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateral mortgage obligations issued by FHLMC, FNMA, GNMA, RTC or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. The effective duration of the total investment portfolio at September 30, 1998 was under one year.

     At September 30, 1998, total investment securities available-for-sale were $5.68 billion compared to $1.96 billion at December 31, 1997 and investment securities held-to-maturity were $2.20 billion compared to $3.42 billion at December 31, 1997. For additional information with respect to Sovereign's investment and mortgage-backed securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

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

Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at September 30, 1998 were $443.9 million compared to $126.3 million at December 31, 1997. This increase is primarily attributable to the CoreStates branch acquisition during the third quarter of 1998, which added approximately $325 million of goodwill and other intangibles to Sovereign's balance sheet. In addition, during the first quarter of 1998, Sovereign added $5.5 million to goodwill as part of an adjustment related to its AFD acquisition from Fleet in September 1997. This adjustment, which is permitted during the one-year period following a transaction, reflects a refinement of Sovereign's estimate of the fair market value of the assets acquired and liabilities assumed as of the date of the combination. This increase to goodwill was off-set by a reduction of $1.8 million taken as part of the one-time, merger-related charge during the first quarter of 1998 and normal year-to-date amortization.

Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

        Total deposits at September 30, 1998 were $12.37 billion compared to $9.52 billion at December 31, 1997. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Total borrowings at September 30, 1998 were $7.55 billion of which $5.29 billion were short-term compared to $6.86 billion of which $5.46 billion were short-term at December 31, 1997. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $3.35 billion of FHLB advances at September 30, 1998 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at September 30, 1998, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. The liquidity ratio of Sovereign Bank for September 30, 1998 was 42.6%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $225.0 million per month. At September 30, 1998, Sovereign had $6.34 billion in unpledged investment securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities.

     For the nine-month period ended September 30, 1998, cash and cash equivalents increased $548.2 million. Net cash used by operating activities was $67.8 million for the nine-month period ended September 30, 1998. Net cash used by investing activities for the nine-month period ended September 30, 1998 was $2.59 billion consisting primarily of purchases of investment securities which are classified available-for-sale and loans purchased from CoreStates, partially offset by proceeds from repayments of investment securities and loans. Net cash provided by financing activities for the nine-month period ended September 30, 1998 was $3.20 billion, which includes an increase in deposits of $2.47 billion primarily related to the assumption of deposits from CoreStates and an increase in proceeds from long-term borrowings of $1.40 billion.

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

     At September 30, 1998, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at September 30, 1998:


                                                                                  Well
                                    Sovereign     Sovereign      Minimum       Capitalized
                                    Bancorp(1)      Bank       Requirement    Requirement(1)
                                    ----------    ---------    -----------    --------------
  Stockholders' equity to
    total assets                       5.34%        7.09%         None             None
  Tangible capital to tangible
    assets                             3.23         4.88          1.50%            None
  Leverage (core) capital to
    tangible assets                    4.11         5.21          3.00             5.00%
  Leverage (core) capital to
    risk adjusted assets               7.05         9.12          4.00             6.00
  Risk-based capital to risk
    adjusted assets                   11.17        10.21          8.00            10.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a positive 8.93% at September 30, 1998.

     Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +200 basis point instantaneous parallel rate shock environment to be within a 10% loss. At September 30, 1998, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $59.4 million or 9.86%.

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

Item 6 - Reports on Form 8-K.

          Report on Form 8-K, dated September 10, 1998 (date of earliest event - September 7, 1998), contained a press release announcing the execution of a Definitive Agreement for Sovereign to acquire Peoples Bancorp, Inc.

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


                                            SOVEREIGN BANCORP, INC.
                                                  (Registrant)


Date November 16, 1998                      /s/ Dennis S. Marlo
                                                -------------------------------
                                                Dennis S. Marlo
                                                Chief Financial Officer


Date November 16, 1998                      /s/ Mark R. McCollom
                                                -------------------------------
                                                Mark R. McCollom
                                                Chief Accounting Officer