Form 10-Q/A
period 1998-09-30
SOVEREIGN BANCORP INC
filed 1998-11-30
CIK 811830

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-Q/A

(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998 or

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
     from                            .

                          No. 34-16533
                    (Commission File Number)

                     SOVEREIGN BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

Pennsylvania                                 23-2453088
(State of Incorporation)                (IRS Employer ID Number)

1130 Berkshire Boulevard
Wyomissing, Pennsylvania                       19610
(Address of principal executive offices)     (Zip Code)

                         (610) 320-8400
                 (Registrant's Telephone Number)

                             N/A
      (Former name, former address and former fiscal year,
                  if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X        No   ____

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class               Outstanding at November 16, 1998

Common Stock (no par value)        159,398,550 shares

Item 6.  Exhibit and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.              Exhibit

     27                  Amended Financial Data Schedule

     (b)  Report on Form 8-K

          Current Report on Form 8-K, dated September 10, 1998
          (date of earliest event: September 7, 1998) contained a press release announcing the execution of a definitive agreement for Sovereign to acquire Peoples
          Bancorp, Inc.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOVEREIGN BANCORP, INC.

Date:  November 23, 1998      By  /s/ Dennis S. Marlo
                                   Dennis S. Marlo
                                   Chief Financial Officer

Date:  November 23, 1998      By  /s/ Mark R. McCollom
                                   Mark R. McCollom
                                   Chief Accounting Officer
                                   <PAGE 3>