Form 10-K405
period 1998-12-31
SOVEREIGN BANCORP INC
filed 1999-03-31
CIK 811830

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM _N/A_ TO ____________ .

                         COMMISSION FILE NUMBER 0-16533

                   _________SOVEREIGN BANCORP, INC._________
             (Exact name of Registrant as specified in its charter)

                        PENNSYLVANIA                              23-2453088
-----------------------------------------------------------  -------------------
     (State or other jurisdiction of incorporation or         (I.R.S. Employer
                      organization)                          Identification No.)

     1130 BERKSHIRE BOULEVARD, WYOMISSING, PENNSYLVANIA              19610
------------------------------------------------------------       ----------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No _________ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $2,010,010,980 at March 30, 1999. As of March 29, 1999, the Registrant had 160,000,874 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

     Sovereign Bancorp, Inc. ("Sovereign") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including its Annual Report on Form 10-K and the Exhibits thereto), in its reports to shareholders (including this 1998 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign in gaining regulatory approval of its products and services, when required; (7) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, proper accounting treatment, securities and insurance); (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of pending and completed acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, expected cost savings and/or revenue enhancements from such pending or completed acquisitions, including, without limitation, the expected cost savings and revenue enhancements expected from the acquisition of Peoples Bancorp, Inc.; (11) unanticipated regulatory or judicial proceedings; (12) unanticipated results of its efforts to be Year 2000 complaint; (13) the success of Sovereign at managing the risks involved in the foregoing.

     Sovereign cautions that the foregoing list of important factors is not exclusive, and neither such list nor any such forward-looking statement takes into account the impact that any future acquisition may have on Sovereign and any such forward-looking statement. Sovereign does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Sovereign.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Sovereign is a Pennsylvania business corporation and is the holding company for Sovereign Bank. Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

     Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated by Sovereign Bank in 1987.

     From 1989 through 1997, Sovereign completed 18 acquisitions with assets totaling approximately $9.7 billion and expanded its markets throughout eastern Pennsylvania, central New Jersey and northern Delaware. Sovereign also serves customers throughout New York and several New England states. At December 31, 1997, Sovereign had 150 offices and $17.7 billion in assets.

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. This transaction was accounted for as a purchase.

     On July 31, 1998, Sovereign acquired First Home Bancorp Inc. ("First Home"), a $510 million savings bank holding company headquartered in Pennsville, New Jersey. First Home had one principal operating subsidiary which operated ten branch offices in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware. This transaction was accounted for as a pooling-of-interests.

     On July 31, 1998, Sovereign acquired Carnegie Bancorp ("Carnegie"), a $414 million commercial bank holding company headquartered in Princeton, New Jersey, which operated seven branch offices located throughout central New Jersey and one in Pennsylvania. This transaction was accounted for as a pooling-of-interests.

     On February 28, 1998, Sovereign acquired ML Bancorp, Inc. ("ML Bancorp"), a $2.4 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operated 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. This transaction was accounted for as a pooling-of-interests.

     At December 31, 1998, Sovereign's consolidated assets, deposits and stockholders' equity were approximately $21.9 billion, $12.3 billion and $1.2 billion, respectively. Based on assets at December 31, 1998, Sovereign is the largest thrift holding company and the third largest bank headquartered in Pennsylvania.

     Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern and northcentral Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York and several New England States.

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

SUBSIDIARIES

     Sovereign has four wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I and ML Capital Trust I.

     Sovereign Bank has the following wholly-owned subsidiaries: Main Line Abstract Corporation, 201 Associates, Inc., First Lancaster Financial Corp., and Sovereign Real Estate Investment Trust ("REIT") Holdings, Inc. Main Line Abstract Corporation is a Pennsylvania corporation whose primary function is a title insurance agency and abstract company. 201 Associates, Inc. is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. First Lancaster Financial Corp. is a Pennsylvania business corporation whose primary function is to act as a holding company for The Sovereign Annuity Corp. and The Sovereign Agency, Inc. The Sovereign Annuity Corp. is a New Jersey corporation whose primary purpose is to market investment securities, mutual funds and insurance annuities. The Sovereign Agency, Inc. is a New Jersey corporation whose primary purpose is to market insurance products. Sovereign REIT Holdings, Inc. is a Delaware corporation whose primary purpose is to act as a holding company for Sovereign REIT. Sovereign REIT is a Delaware business trust whose primary purpose is to invest in and manage certain real estate assets. Sovereign Capital Trust I has no subsidiaries. Sovereign Capital Trust I is a special-purpose statutory trust, created in 1997 expressly for the issuance of preferred capital securities, which solely holds subordinated debentures of Sovereign. ML Capital Trust I is a special-purpose statutory trust created expressly for the issuance of preferred capital securities.

     Federal regulations generally permit federally-chartered savings institutions to invest up to 2% of assets in the capital stock of, and make secured and unsecured loans to, certain types of subsidiary service corporations. At December 31, 1998, Sovereign Bank was authorized to have a maximum investment of approximately $436.2 million in such subsidiaries, pursuant to applicable federal regulations. As of such date, Sovereign Bank had a total investment of $43.7 million in subsidiary service corporations, which excludes 201 Associates, Inc. and Sovereign REIT Holdings, Inc., as they are considered to be operating subsidiaries for purposes of this test.

EMPLOYEES

     At December 31, 1998, Sovereign had 3,843 full-time and 519 part-time employees. None of these employees are represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

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

THE YEAR 2000 COMPUTER ISSUE

     The Year 2000 ("Y2K") computer issue refers to the inability of many computers, computer-based systems, related software, and other electronics to process dates accurately during the year 2000 and beyond. Many of these computers, systems, software programs and devices use only two digits to indicate the year. For example, the year 1998 is input, stored and calculated as "98." The year 2000 will in many systems and software programs be represented as "00," but "00" can also be read as 1900. The ambiguity may cause errors which may cause the computer, system, or device to fail completely, cause programs to operate incorrectly, or slowly corrupt or contaminate data over time.

These problems may arise both in information systems used for data storage and processing, and in connection with mechanical systems such as bank vaults, elevators, escalators, heating, ventilating and air conditioning systems, and other systems which use embedded microprocessors as timers or for other purposes.

     For additional information with respect to Sovereign's state of readiness, the steps which Sovereign has taken and the risks which Sovereign believes the Year 2000 issues are likely to present, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Year 2000 Computer Issue" hereof.

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

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 1998, no individual corporation or other entity owned more than 10% of Sovereign's capital stock.

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

     If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 1998, Sovereign Bank met the criteria to be classified as "well-capitalized."

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

     Insurance of Deposit Accounts. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semi-annual basis, each institution to one of three capital groups (well-capitalized, adequately-capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. At December 31, 1998, Sovereign Bank was classified as well-capitalized for purposes of calculating insurance assessments. Institutions are prohibited from disclosing the risk classification of the subgroup to which they have been assigned. For the year ended December 31, 1998, the FDIC calculated deposit insurance assessments at the rate of $.00 for every $100 of insured deposits for the members of the SAIF in the lowest risk-based premium category and $.27 for every $100 of insured deposits for members of the SAIF in the highest risk-based premium category. This compares to 1996 FDIC SAIF deposit insurance assessment rates of $.23 and $.31, respectively, for every $100 of insured deposits.

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

     On September 30, 1996, legislation was signed into law which effectively ends the BIF/SAIF rate disparity by the year 2000, and significantly reduces the disparity for years 1997 through 1999. As part of the new law, SAIF-insured institutions were required to make a one-time payment of 65.7 basis points for all SAIF-insured deposits held as of March 31, 1995. At Sovereign, this amounted to an after-tax charge of $24.9 million during 1996.

     Federal savings banks like Sovereign Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a quarterly basis and is computed based on total assets of the institution, including subsidiaries.

ITEM 2.  PROPERTIES.

     Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign Bank's executive offices and operations center.

     Sovereign Bank has 295 branch and loan production offices. Sovereign owns 140 of these offices and leases 155. Sovereign Bank also leases several other facilities throughout its market area to support its various administrative functions.

ITEM 3.  LEGAL PROCEEDINGS.

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 29, 1999, is set forth below:

     Richard E. Mohn -- Age 67. Mr. Mohn was elected the Chairman of the Board of Sovereign on April 24, 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

     Jay S. Sidhu -- Age 47. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 21, 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

     Lawrence M. Thompson, Jr. -- Age 46. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign and Chief Operating Officer and Secretary of Sovereign Bank. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer -- Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

     Dennis S. Marlo -- Age 56. Mr. Marlo was appointed Chief Financial Officer and Treasurer of Sovereign on May 19, 1998. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 30, 1999, the total number of holders of record of Sovereign's common stock was 15,074.

     The high and low bid prices reported on the NASDAQ National Market System for Sovereign's common stock for 1998, adjusted to reflect all stock dividends and splits, were $22.188 and $9.000 and for 1997 were $18.000 and $9.125, respectively.

     During 1998, as restated for ML Bancorp, Carnegie and First Home, Sovereign paid a cash dividend of $.020 per share in the first quarter, $.023 per share in the second quarter, $.020 per share in the third quarter and $.021 per share in the fourth quarter. During 1997, Sovereign paid a cash dividend of $.037 per share in the first quarter, $.038 per share in the second quarter, $.036 per share in the third quarter and $.017 per share in the fourth quarter. During 1996, Sovereign paid a cash dividend of $.035 per share in the first quarter, $.033 in the second quarter, $.036 in the third quarter and $.035 in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits.

     For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item 1 "Business -- Supervision and Regulation -- Regulatory Capital Requirements" and Note 11 at Item 8 "Financial Statements and Supplementary Data" hereof.

ITEM 6. SELECTED FINANCIAL DATA.


                                                                                 Selected Financial Data(1)

                                                                           At or for the Year Ended December 31,
                                                          ----------------------------------------------------------------------
                                                             1998           1997          1996            1995          1994
                                                          -----------    -----------   -----------    -----------    -----------
                                                                       (Dollars in thousands, except per share data)
Balance Sheet Data
Total assets ...........................................  $21,913,873     $17,655,455   $15,298,690    $13,082,579     $11,021,718
Loans ..................................................   11,285,840      11,324,122     9,595,495      7,591,107       6,972,184
Allowance for loan losses ..............................     (133,802)       (116,823)      (73,847)        67,515          64,611
Investment securities ..................................    8,502,082       5,372,713     5,012,118      4,695,805       3,546,687
Deposits ...............................................   12,322,716       9,515,294     8,660,684      8,548,888       7,064,223
Borrowings .............................................    7,900,592       6,863,643     5,599,109      3,566,857       3,144,265
Stockholders' equity ...................................    1,204,068       1,047,795       889,751        843,733         696,018

Summary Statement of Operations
Total interest income ..................................  $ 1,355,371     $ 1,178,777   $ 1,016,826    $   838,261     $   626,241
Total interest expense .................................      861,759         746,695       629,860        518,483         335,846
                                                          -----------     -----------   -----------    -----------     -----------
Net interest income ....................................      493,612         432,082       386,966        319,778         290,395
Provision for loan losses ..............................       27,961          41,125        22,685         13,119          14,562
                                                          -----------     -----------   -----------    -----------     -----------
Net interest income after provision for loan losses.....      465,651         390,957       364,281        306,659         275,833
Other income ...........................................      105,638          58,722        63,379         42,908          24,674
Other expenses .........................................      360,083         279,817       289,773        199,647         166,155
                                                          -----------     -----------   -----------    -----------     -----------
Income before income taxes .............................      211,206         169,862       137,887        149,920         134,352
Income tax provision ...................................       74,751          67,324        47,509         51,051          49,013
                                                          -----------     -----------   -----------    -----------     -----------
Net income .............................................  $   136,455     $   102,538   $    90,378    $    98,869     $    85,339
                                                          ===========     ===========   ===========    ===========     ===========

Share Data(2)
Common shares outstanding at end of period
  (in thousands) .......................................      159,727         141,218       134,000        130,762         133,140
Preferred shares outstanding at end of period
  (in thousands) .......................................           --           1,996         2,000          2,000              --
Basic earnings per share(3) ............................  $       .88     $       .70   $       .63    $       .68     $       .65
Diluted earnings per share(3) ..........................  $       .85     $       .66   $       .59    $       .66     $       .63
Book value per share at end of period(4) ...............  $      7.54     $      7.42   $      6.64    $      5.67     $      4.96
Common share price at end of period                       $      14 1/4   $     17 5/16 $      9 1/8   $    6 11/16    $      4 7/8
Dividends per common share(5) ..........................  $       .084    $       .114  $       .140   $       .119    $       .095

Selected Financial Ratios
Dividend payout ratio(6) ...............................         9.88%          17.27%        23.73%         18.03%          15.08%
Return on average assets ...............................          .70%            .63%          .63%           .83%            .89%
Return on average equity ...............................        12.42%          10.92%        10.34%         12.60%          13.58%
Equity to assets .......................................         5.49%           5.93%         5.82%          6.45%           6.31%

---------------
(1) All selected financial data has been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2) All per share data have been adjusted to reflect all stock dividends and stock splits.

(3) The 1998 and 1997 results include the merger-related charges of $33.8 million (after-tax) and $36.7 million (after-tax), respectively, resulting from Sovereign's acquisitons during 1998 and 1997. Excluding the merger-related charges, basic earnings per share and diluted earnings per share were $1.10 and $1.06, respectively, for 1998 and $.97 and $.89, respectively, for 1997. The 1996 results include the non-recurring SAIF assessment of $24.9 million (after-tax). Excluding the non-recurring SAIF assessment, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.76, respectively.

(4) Book value is calculated using equity divided by common shares and if-converted preferred shares outstanding at end of period.

(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

(6) The dividend payout ratio is calculated using dividends per common share divided by diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General. Sovereign reported net operating income of $170 million for the year ended December 31, 1998. This represents an increase of 22% over net operating income of $139 million reported for 1997. Operating earnings per share was $1.06 for 1998, which represents an increase of 19% over 1997 operating earnings per share of $.89. Return on average equity and return on average assets were 15.50% and .87%, respectively, for 1998 compared to 14.83% and .85%, respectively, for 1997. The term "operating" income and "operating" earnings per share represent income and earnings per share excluding the following:1998 merger charges of $33.8 million (after-tax) related to Sovereign's 1998 acquisitions of ML Bancorp, Inc. ("ML Bancorp"), Carnegie Bancorp ("Carnegie") and First Home Bancorp Inc. ("First Home") and 1997 merger charges of $36.7 million (after-tax) related to Sovereign's 1997 acquisitions of First State Financial Services, Inc. ("First State") and Bankers Corp. ("Bankers"). For additional information with respect to Sovereign's merger-related charges, see
Note 2 at "Notes to Consolidated Financial Statements" hereof. All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been calculated based on average diluted shares outstanding and have been adjusted to reflect all stock dividends and stock splits.

     Net income for the year ended December 31, 1998, including the impact of the merger-related charges, was $136 million or $.85 per share. Net income for the year ended December 31, 1997, including the impact of the merger-related charges, was $103 million or $.66 per share.

     Sovereign's financial results for 1998 include the following significant events: (For additional information with respect to Sovereign's 1998 acquisition activity, see Note 2 at "Notes to Consolidated Financial Statements" hereof).

     ML Bancorp. On February 28, 1998, Sovereign acquired ML Bancorp, a $2.4 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operated 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. This transaction was accounted for as a pooling-of-interests.

     Carnegie. On July 31, 1998, Sovereign acquired Carnegie, a $414 million commercial bank holding company headquartered in Princeton, New Jersey, which operated seven branch offices located throughout central New Jersey and one in Pennsylvania. This transaction was accounted for as a pooling-of-interests.

     First Home. On July 31, 1998, Sovereign acquired First Home, a $510 million savings bank holding company headquartered in Pennsville, New Jersey. First Home had one principal operating subsidiary which operated ten branch offices in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware. This transaction was accounted for as a pooling-of-interests.

     CoreStates. On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. This transaction was accounted for as a purchase.

     Stock Dividends/Splits. Sovereign declared a 6-for-5 stock split on January 22, 1998 and a 6-for-5 stock split on January 16, 1997. All per share information such as earnings, book value, share price and dividends have been restated to reflect all stock dividends and stock splits. For a detailed discussion of Sovereign's stock dividends and stock splits, see Note 1(c) at
Item 8 "Financial Statements and Supplementary Data" hereof.

Management's Discussion and Analysis

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Interest Income. Net interest income for 1998 was $494 million compared to $432 million for 1997. This represents an increase of 14% and was primarily due to an increase in average balances resulting from internal growth and recent acquisitions.

     Interest on interest-earning deposits was $7.4 million for 1998 compared to $5.4 million for 1997. The average balance of interest-earning deposits was $56.4 million with an average yield of 13.12% for 1998 compared to an average balance of $32.3 million with an average yield of 16.71% for 1997. The high yields on interest-earning deposits were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in future years.

     Interest on investment securities available-for-sale was $284 million for 1998 compared to $102 million for 1997. The average balance of investment securities available-for-sale was $4.3 billion with an average yield of 6.75% for 1998 compared to an average balance of $1.6 billion with an average yield of 6.77% for 1997. The increase in the average balance of investment securities available-for-sale was due to favorable market conditions which have created opportunities for Sovereign to realign its investment portfolio and an active decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $182 million for 1998 compared to $280 million for 1997. The average balance of investment securities held-to-maturity was $2.5 billion with an average yield of 7.22% for 1998 compared to an average balance of $3.9 billion with an average yield of 7.18% for 1997.

     Interest and fees on loans were $881 million for 1998 compared to $791 million for 1997. The average balance of net loans was $11.1 billion with an average yield of 7.94% for 1998 compared to an average balance of $10.1 billion with an average yield of 7.82% for 1997. The increases in average balance and average yield were primarily the result of continued growth in Sovereign's commercial lending and auto finance divisions, Sovereign's acquisition of 93 CoreStates branch offices, which added approximately $725 million of higher yielding commercial and consumer loans to Sovereign's loan portfolio, as well as planned run-off of lower yielding residential loans.

     Interest on total deposits was $440 million for 1998 compared to $379 million for 1997. The average balance of total deposits was $10.7 billion with an average cost of 4.11% for 1998 compared to an average balance of $9.0 billion with an average cost of 4.21% for 1997. The increase in the average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's acquisition of approximately $2.2 billion of low cost deposits from the CoreStates branch acquisition and strong internal core deposit growth during 1998.

     Interest on total borrowings was $421 million for 1998 compared to $368 million for 1997. The average balance of total borrowings was $7.4 billion with an average cost of 5.69% for 1998 compared to an average balance of $6.2 billion with an average cost of 5.97% for 1997. The increase in the average balance and the decrease in the average cost of borrowings was the result of balance sheet growth being partially funded by borrowings and generally lower borrowing rates in 1998 compared to 1997.

     Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):




     Table 1: Spread Analysis

                                                                      Year Ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 1998                                1997                           1996
                                    --------------------------------  -------------------------------  -----------------------------
                                      Average                Yield/     Average               Yield/     Average             Yield/
                                      Balance    Interest     Rate      Balance    Interest    Rate      Balance  Interest    Rate
                                    -------------------------------  -------------------------------  ------------------------------

Interest-earning assets:
Interest-earning deposits          $    56,389   $  7,397    13.12%    $  32,261    $ 5,392    16.71%    $ 26,092   $ 4,103   15.73%
Investment securities
 available-for-sale(1)               4,336,872    284,392     6.75     1,566,975    102,123     6.77    1,290,649   84,656     6.70
Investment securities
 held-to-maturity                    2,530,143    182,499     7.22     3,902,940    279,900     7.18    3,500,212   250,938    7.17
Net loans(2)(3)                     11,105,400    881,083     7.94    10,138,964    791,362     7.82    8,789,397  677,129     7.72
                                    ---------- ----------  -------  ------------  ---------  -------  ----------- ---------  ------
Total interest-earning assets       18,028,804  1,355,371     7.57    15,641,140  1,178,777     7.57   13,606,350 1,016,826    7.49
Non-interest-earning assets          1,589,937         --       --       689,618         --       --      634,416        --      --
                                   ----------- ----------  -------  ------------  ---------  -------  ----------- ---------  ------

 Total assets                      $19,618,741  1,355,371     6.96   $16,330,758  1,178,777     7.25  $14,240,766 1,016,826    7.16
                                   ===========  ---------  -------  ============  ---------  -------  =========== ---------  ------

Interest-bearing liabilities:
Deposits:
 Demand deposit and NOW accounts   $ 1,712,730     16,387      .96   $ 1,157,372      7,967      .69    $ 996,815     9,422     .95
 Savings accounts                    2,126,149     62,694     2.95     1,946,404     58,974     3.03    1,884,076    51,824    2.75
 Money market accounts.              1,173,889     45,055     3.84       834,933     33,719     4.04      853,862    34,388    4.03
 Certificates of deposit             5,688,568    316,164     5.56     5,069,113    278,153     5.49    4,722,999   255,450    5.41
                                    ----------  ---------  -------  ------------  ---------  -------  ----------- ---------  ------
 Total deposits                     10,701,336    440,300     4.12     9,007,822    378,813     4.21    8,457,752   351,084    4.15
Total borrowings.                    7,404,186    421,459     5.69     6,164,004    367,882     5.97    4,736,718   278,776    5.89
                                    ----------  ---------  -------  ------------  ---------  -------  -----------  --------  ------
Total interest-bearing liabilities  18,105,522    861,759     4.76    15,171,826    746,695     4.92   13,194,470   629,860    4.77
Non-interest-bearing liabilities.      414,719         --       --       220,047         --       --      171,920        --      --
                                    ----------  ---------  -------  ------------  ---------  -------  -----------  --------  ------
 Total liabilities                  18,520,241    861,759     4.65    15,391,873    746,695     4.85   13,366,390   629,860    4.71
Stockholders' equity                 1,098,500         --       --       938,885         --       --      874,376        --     --
                                    ==========  ---------  -------  ------------  ---------  -------  -----------  --------  ------

 Total liabilities and
  stockholders' equity             $19,618,741    861,759     4.39   $16,330,758    746,695     4.57  $14,240,766   629,860    4.42
                                   ===========  ---------  -------  ============  ---------  -------  ===========  --------  ------
Interest rate spread(4).                                      2.56%                             2.68%                          2.74%
                                                           =======                           =======                         ======
Net interest income/net
 interest margin(5)                              $493,612      2.79%               $432,082     2.79%              $386,966    2.86%
                                                 ========  =======                 =========   =====               ========  ======
Ratio of interest-earning assets to
  interest-bearing liabilities                                1.00x                             1.03x                          1.03x
                                                           =======                           =======                         ======



--------------------------------------------------------------------------------
(1) The tax equivalent adjustments for the years ended December 31, 1998, 1997 and 1996 were $8.1 million, $3.9 million and $1.8 million, respectively, and are based on an effective tax rate of 35%.

(2) Amortization of net fees of $2.6 million, $4.8 million and $4.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3) The tax equivalent adjustments for the years ended December 31, 1998, 1997 and 1996, were $1.1 million, $1.0 million and $991,000, respectively, and are based on an effective tax rate of 35%.

(4) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.

(5) Represents tax equivalent net interest income divided by average interest-earning assets.

Management's Discussion and Analysis

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

     Table 2: Volume/Rate Analysis


                                                                           Year Ended December 31,
                                             ---------------------------------------------------------------------------
                                                            1998 vs. 1997                           1997 vs. 1996
                                                         Increase/(Decrease)                     Increase/(Decrease)
                                             ------------------------------------    -----------------------------------
                                                 Volume       Rate         Total      Volume         Rate         Total
                                                --------     -------      -------    --------      --------      -------
Interest-earning assets:

  Interest-earning deposits                  $   2,815    $    (810)   $   2,005    $   1,018   $     271    $   1,289
  Investment securities available-for-sale     181,633          636      182,269       18,005        (538)      17,467
  Investment securities held-to-maturity       (99,029)       1,628      (97,401)      28,882          80       28,962
  Net loans(1)                                  76,492       13,229       89,721      105,228       9,005      114,233
                                                                         --------                             ---------
Total interest-earning assets                                            176,594                               161,951
                                                                         --------                             ---------
Interest-bearing liabilities:
  Deposits                                      69,478       (7,991)      61,487       23,082       4,647       27,729

  Borrowings                                    69,571      (15,994)      53,577       85,131       3,975       89,106
                                                                                                              ---------
                                                                         --------
Total interest-bearing liabilities                                       115,064                               116,835
                                                                         --------                            ---------
Net change in net interest income            $  40,833    $  20,697    $  61,530    $  56,465   $ (11,349)   $  45,116
                                             =========    =========    =========    =========   =========    =========

--------------------------------------------------------------------------------
(1) Includes non-accrual loans and loans held for sale.
--------------------------------------------------------------------------------
     Provision for Loan Losses. The provision for loan losses was $28.0 million for 1998 compared to $41.1 million for 1997. The higher loan loss provision for 1997 included $24.9 million of reserves recorded as part of the merger charges related to Sovereign's acquisitions of First State and Bankers during 1997. These additional reserves were added as a result of Sovereign's conservative approach with respect to an aggressive workout plan for certain non-performing assets acquired from First State and Bankers. Excluding these merger-related charges, Sovereign's loan loss provision for 1998 increased 73% from 1997 levels. In addition, during 1998, Sovereign established an initial loan loss reserve of $20.5 million related to $725 million of loans acquired in connection with its CoreStates branch acquisition, and during 1997, Sovereign established an initial loan loss reserve of $22.0 million in connection with its acquisition of Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto").
     Over the last two years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. As shown in Table 3 on the next page, provisioning plus acquired reserves are sufficiently in excess of net losses for all years presented. Management believes that these extra reserves are warranted due to the changing composition and increased risk in the loan portfolio, as discussed above. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Credit Quality."

     Sovereign's net charge-offs for 1998 were $33.6 million and consisted of charge-offs of $46.3 million and recoveries of $12.7 million. This compares to 1997 net charge-offs of $18.8 million consisting of charge-offs of $24.2 million and recoveries of $5.4 million. Sovereign's increased level of net charge-offs for 1998 was primarily the result of increased consumer and commercial loan charge-offs, the majority of which are related to Sovereign's acquisition activity over the past two years. Although non-residential lending will typically result in higher net charge-off levels than other types of lending, historically, it has also resulted in higher income potential. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. In connection with this philosophy, additional reserves were added during 1998 and 1997 as described above.

     Table 3 presents the activity in the allowance for loan losses for the years indicated (in thousands):

     Table 3: Reconciliation of the Allowance for Loan Losses
                                                                                 December 31,
                                                         ---------------------------------------------------------
                                                           1998         1997         1996        1995       1994
                                                         --------     --------    --------    --------   ---------

Allowance, beginning of year                             $116,823     $ 73,847    $ 67,515    $ 64,611    $ 61,087
Charge-offs:
  Residential                                               6,223        8,869      11,016       9,546      10,279
  Commercial                                                3,220        3,687       5,846       2,563       5,749
  Consumer(1)                                              36,887       11,628       2,079         962       1,109
                                                         --------     --------    --------    --------    --------
     Total charge-offs                                     46,330       24,184      18,941      13,071      17,137
                                                         --------     --------    --------    --------    --------
Recoveries:
  Residential                                               1,134        1,040       1,376         923         534
  Commercial                                                  839        2,264         133         201         653
  Consumer(1)                                              10,715        2,079         363         227         370
                                                         --------     --------    --------    --------    --------
     Total recoveries                                      12,688        5,383       1,872       1,351       1,557
                                                         --------     --------    --------    --------    --------
Charge-offs, net of recoveries                             33,642       18,801      17,069      11,720      15,580
Provision for loan losses                                  27,961       41,125      22,685      13,119      14,562
Acquired reserves and other additions(2)                   22,660       20,652         716       1,505       4,542
                                                         --------     --------    --------    --------    --------
Allowance, end of year                                   $133,802     $116,823    $ 73,847    $ 67,515    $ 64,611
                                                         ========     ========    ========    ========    ========
Charge-offs, net of recoveries to average total loans        .300%        .184%       .193%       .159%       .261%
                                                         ========     ========    ========    ========    ========

--------------------------------------------------------------------------------
(1)  Includes indirect auto loans and home equity lines of credit.
(2) For 1998, acquired reserves and other additions include $20.5 million of loan loss reserves established in connection with the CoreStates branch acquisition. For 1997,acquired reserves and other additions represent $22.0 million of loan loss reserves established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State.
--------------------------------------------------------------------------------


     Table 4 summarizes the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated (in thousands):

     Table 4: Allocation of the Allowance for Loan Losses

                                                      At December 31,
              --------------------------------------------------------------------------------------------------
                    1998                1997                1996                1995                1994
              ------------------  ------------------  ------------------  ------------------  ------------------
                        Percent             Percent             Percent             Percent             Percent
              Balance   of Loans  Balance   of Loans  Balance   of Loans  Balance   of Loans  Balance   of Loans
              --------  --------  --------  --------  --------  --------  --------  --------  --------  --------

Residential   $ 22,427    45.9%   $ 36,351    59.8%   $ 25,835    78.3%   $ 23,968     81.4%   $ 23,620    82.4%
Commercial      38,354    20.4      30,793    12.5      21,091     9.2      13,753      8.6      11,415     7.9
Consumer        48,083    33.7      24,300    27.7      10,274    12.5       6,748     10.0       6,308     9.7
Unallocated     24,938     --       25,379     --       16,647     --       23,046      --       23,268     --
              --------   -----    --------   -----    --------    ----    --------    -----    --------    -----
Total         $133,802   100.0%   $116,823   100.0%   $ 73,847   100.0%    $67,515    100.0%   $ 64,611    100.0%
              ========   =====    ========   =====    ========   =====     =======    =====    ========    =====



Management's Discussion and Analysis

         Other Income. Total other income was $106 million for 1998 compared to $58.7 million for 1997. Several factors contributed to the increase in other income as discussed below.

     Loan fees and service charges were $10.5 million for 1998 compared to $5.8 million for 1997. This increase was directly attributable to the full year effect of fees earned on Sovereign's auto loan portfolio which was acquired in September 1997. Loan fees and service charges result primarily from Sovereign's loan servicing portfolio. At December 31, 1998, Sovereign serviced $9.2 billion of its own loans and $6.7 billion of loans for others. This compares to $9.3 billion of its own loans and $6.4 billion of loans for others at December 31, 1997.

     Deposit fees were $26.1 million for 1998 compared to $20.9 million for 1997. This increase was primarily the result of an increase in the number of Sovereign's transaction accounts and a larger retail customer base over the last year.

     Mortgage banking gains were $24.7 million for 1998 compared to $21.7 million for 1997. This increase was primarily due to internal restructuring and management enhancements made to this business unit during 1998 and a favorable external environment.

     Gains on sales of loans and investment securities available-for-sale were $20.3 million for 1998 compared to $2.8 million for 1997. This increase was in part due to a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998. The remaining increase was the result of gains on sales of investment securities available-for sale during 1998. Recent favorable market trends have created opportunities for Sovereign to realign its investment portfolio with no adverse impact on future earnings or its interest rate risk profile. Sovereign will continue to evaluate these opportunities in the context of its overall asset/liability management process. During the third quarter of 1997, in conjunction with the Bankers acquisition, Sovereign liquidated $750 million of investments including some held-to-maturity securities. This sale was completed in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position. The $10.3 million (pre-tax) loss on the sale of these investments was included as part of the merger-related charges recorded during 1997.

     Miscellaneous income was $24.0 million for 1998 compared to $7.5 million for 1997. This increase was primarily due to Sovereign's investment in Bank Owned Life Insurance ("BOLI") which was made during the first quarter of 1998 and increased inter-change income resulting from growth in the number and transaction volume of Sovereign's debit cards over the last year.

     General and Administrative Expenses. Total general and administrative expenses were $277 million for 1998 compared to $225 million for 1997. The ratio of general and administrative expenses to average assets was 1.41% for 1998 compared to 1.38% for 1997. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1998 was 46.6% compared to 46.1% for 1997. The increase in general and administrative expenses during 1998 was primarily due to Sovereign's overall franchise growth, as well as special systems-related charges. These special systems-related charges include Sovereign's conversion to a new commercial bank data processing system and its Year 2000 initiatives.

     Other Operating Expenses. Total other operating expenses were $82.7 million for 1998 compared to $54.9 million for 1997. Other operating expenses included merger-related charges of $50.4 million for 1998 compared to $29.3 million for 1997. These expenses are related to Sovereign's acquisitions over the last two years and include human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Also included in other operating expenses was amortization of goodwill and other intangible assets of $20.6 million for 1998 compared to $13.2 million for 1997, Trust Preferred Securities expense of $12.5 million for 1998 compared to $11.7 million for 1997, and other net real estate owned ("OREO") gains of $804,000 for 1998 compared to net OREO losses of $767,000 for 1997.

     Income Tax Provision. The income tax provision was $74.8 million for 1998 compared to $67.3 million for 1997. The effective tax rate for 1998 was 35.4% compared to 39.6% for 1997. The effective tax rates for 1998 and 1997 include the effect of certain non-deductible expenses incurred in conjunction with Sovereign's acquisitions during each of these years. For additional information with respect to Sovereign's income taxes, see Note 14 at "Notes to Consolidated Financial Statements" hereof.

FINANCIAL CONDITION

     Loan Portfolio. Sovereign's loan portfolio at December 31, 1998 was $11.3 billion, unchanged from December 31, 1997. Sovereign's consumer and commercial loan portfolios have increased as a result of strong originations and the 1998 CoreStates branch acquisition, which added approximately $725 million of commercial and consumer loans to Sovereign's loan portfolio. This increase has been off-set by a planned decline in Sovereign's residential mortgage loan portfolio resulting from the refinance environment and Sovereign's increased mortgage banking capabilities, which results in residential mortgage loan originations being sold in the secondary market rather than held in Sovereign's loan portfolio.

     At December 31, 1998, Sovereign's total loan portfolio included $5.1 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties compared to $6.6 billion at December 31, 1997. With its increased focus on non-residential lending and Sovereign's acquisition activity over the past two years, at December 31, 1998, Sovereign's total loan portfolio also included $2.3 billion of commercial loans and $3.8 billion of consumer loans, including $1.8 billion of outstanding home equity loans (excluding $600 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties and $1.5 billion of auto loans. This compares to $1.4 billion of commercial loans and $3.1 billion of consumer loans, including $1.1 billion of outstanding home equity loans and $1.6 billion of auto loans, at December 31, 1997.

     Over the past two years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during 1998, Sovereign closed $1.3 billion of commercial loans compared to $310 million of commercial loans for 1997. This increase was due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit.

     Sovereign closed $2.0 billion of consumer loans during 1998 compared to $924 million of consumer loans for 1997. This increase was primarily the result of home equity loan originations of approximately $331 million and indirect auto loan originations of approximately $587 million during 1998.

     During 1998, Sovereign closed $2.1 billion of first mortgage loans of which $1.9 billion were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $2.0 billion and $897 million of fixed rate loans for 1997.

Management's Discussion and Analysis

     Table 5 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

      Table 5: Composition of Loan Portfolio


                                                                   At December 31,
                                  ----------------------------------------------------------------------------
                                           1998                         1997                     1996
                                  -----------------------    ------------------------   ----------------------
                                  Balance         Percent    Balance          Percent    Balance       Percent
                                  -----------------------    ------------------------   ----------------------


Residential real estate loans      $5,113,537     45.3%       $6,634,271      58.6%     $ 7,381,820      76.9%
Residential construction loans         62,536       .6           137,367       1.2          136,436       1.4
                                  -----------    -----      ------------     -----       ----------     -----
  Total Residential Loans           5,176,073     45.9         6,771,638      59.8        7,518,256      78.3
                                  -----------    -----      ------------     -----       ----------     -----
Commercial real estate loans          887,938      7.9           664,943       5.9          511,071       5.3
Commercial loans                      717,440      6.4           356,517       3.1          262,840       2.7
Automotive floor plan loans           578,147      5.1           279,757       2.5             --         --
Multi-family loans                    115,195      1.0           115,570       1.0          109,774       1.2
                                  -----------    -----      ------------     -----       ----------     -----
  Total Commercial Loans            2,298,720     20.4         1,416,787      12.5          883,685       9.2
                                  -----------    -----      ------------     -----       ----------     -----
Home equity loans                   1,750,883     15.5         1,050,304       9.3          800,559       8.3
Auto loans                          1,510,676     13.4         1,553,318      13.7           73,393        .8
Loans to automotive lessors           252,856      2.2           267,033       2.3              --        --
Student loans                         256,744      2.3           190,440       1.7          211,358       2.2
Credit cards                            --         --             54,887        .5           82,798        .9
Other                                  39,888       .3            19,715        .2           25,446        .3
                                 ------------    -----      ------------     -----       ----------     -----
  Total Consumer Loans              3,811,047     33.7         3,135,697      27.7        1,193,554      12.5
                                 ------------    -----      ------------     -----       ----------     -----
  Total Loans                     $11,285,840    100.0%      $11,324,122     100.0%      $9,595,495     100.0%
                                 ============    =====      ============     =====       ==========     =====
 Total Loans with:(1)
  Fixed rates                      $5,798,158     51.4%       $4,548,951      40.2%      $2,180,356      22.7%
  Variable rates                    5,487,682     48.6         6,775,171      59.8        7,415,139      77.3
                                 ------------    -----      ------------       ---       ----------       ---
    Total Loans                   $11,285,840    100.0%      $11,324,122     100.0%      $9,595,495     100.0%
                                 ============    =====      ============     =====       ==========     =====



                                                                    At December 31,
                                                -----------------------------------------------------
                                                            1995                         1994
                                                ------------------------        ---------------------
                                                    Balance      Percent        Balance       Percent
                                                ------------------------        ---------------------
Residential real estate loans                     $6,059,064        79.8%      $ 5,660,704       81.2%
Residential construction loans                       116,110         1.6            83,630        1.2
                                                ------------       -----        ----------      -----
  Total Residential Loans                          6,175,174        81.4         5,744,334       82.4
                                                ------------       -----        ----------      -----
Commercial real estate loans                         358,334         4.7           288,739        4.2
Commercial loans                                     166,712         2.2           113,686        1.6
Automotive floor plan loans                              --          --              --            --
Multi-family loans                                   130,819         1.7           148,878        2.1
                                                ------------       -----       -----------      -----
  Total Commercial Loans                             655,865         8.6           551,303        7.9
                                                ------------       -----       -----------      -----
Home equity loans                                    648,033         8.5           583,837        8.4
Auto loans                                            14,267          .2            14,954         .2
Loans to automotive lessors                             --           --                --          --
Student loans                                         14,232          .2            13,107         .2
Credit cards                                          32,274          .4            10,338         .1
Other                                                 51,262          .7            54,311         .8
                                                 -----------       -----        ----------      -----
  Total Consumer Loans                               760,068        10.0           676,547        9.7
                                                 -----------       -----        ----------      -----
  Total Loans                                     $7,591,107        100.0%      $6,972,184      100.0%
                                                ============       =====       ===========      =====
 Total Loans with:(1)
  Fixed rates                                     $1,896,384        25.0%       $1,768,859       25.4%
  Variable rates                                   5,694,723        75.0         5,203,325       74.6
                                                ------------       -----       -----------      -----
    Total Loans                                   $7,591,107       100.0%       $6,972,184      100.0%
                                                ============       =====       ===========      =====


--------------------------------------------------------------------------------
(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management."
--------------------------------------------------------------------------------

     Table 6 sets forth the maturity of Sovereign's residential construction, commercial real estate and commercial loans as scheduled to mature contractually at December 31, 1998 (in thousands):

     Table 6: Loan Maturity Schedule

                                                                             At December 31, 1998, Maturing
                                                                -----------------------------------------------------------
                                                                In One Year    After One Year       After
                                                                  Or Less        --Five Years     Five Years        Total
                                                                -----------    --------------     ----------        -----
Residential construction loans (net of loans in
  process of $89,509)(1)                                         $  3,367          $     --        $  59,169    $   62,536
Commercial real estate loans                                      108,259           285,961          493,718       887,938
Commercial loans                                                  244,834           210,491          262,115       717,440
                                                                  -------           -------         --------     ---------
     Total                                                       $356,460          $496,452        $ 815,002    $1,667,914
                                                                  =======           =======         ========     =========
Loans with:
  Fixed rates                                                    $ 90,151          $375,734        $ 507,280    $  973,165
  Variable rates                                                  266,309           120,718          307,722       694,749
                                                                  -------           -------         --------     ---------
     Total                                                       $356,460          $496,452        $ 815,002    $1,667,914
                                                                  =======           =======         ========     =========

--------------------------------------------------------------------------------
 (1) Loans classified as residential construction loans convert to residential mortgage loans after a one-year period. The residential construction loans are closed as either fifteen-year or thirty-year terms added to the one-year construction loan period. Accordingly, the majority of these loan balances are anticipated to mature beyond five years.

     Credit Quality. Sovereign has instituted various controls specifically designed to improve the credit quality of its loan portfolio. For instance, Sovereign utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Sovereign maintains an independent Loan Review Department which each month reviews a statistical sampling of all new originations for sound underwriting practices and reviews and rates all mortgage loan requests which exceed certain specified guidelines. Results of these loan reviews are discussed at monthly Asset Review meetings. Criticized loans and deficiencies in those loans are discussed. Guidelines are modified to prevent future deficiencies.

     Sovereign also closely monitors delinquencies as a means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed. A predictive dialer is used to assist collection efforts in the early stages of delinquency on the entire retail portfolio. An attempt is made to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Legal counsel is retained when necessary. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at the monthly Asset Review meetings. Minutes from these meetings are submitted to the Board of Directors of Sovereign Bank.

     Sovereign's recent strategic acquisitions, coupled with expanded origination capacity, accelerated Sovereign's transition in becoming a Super Community Bank by increasing consumer loans to 34% and commercial loans to 20% of total loans in 1998, up from 28% and 12%, respectively for 1997. Commercial loan credit quality remains strong and the commercial loan division's growing portfolio is regularly examined for quality by an experienced internal credit review team. Commercial loans are allocated reserves based upon individual asset risk assessments. In keeping with Sovereign's conservative approach to loan quality, a reserve exceeding 1.0% is maintained against the commercial loan portfolio.

     At December 31, 1998, Sovereign's non-performing assets were $116 million compared to $108 million at December 31, 1997. Non-performing assets as a percentage of total assets was .53% at December 31, 1998 compared to .61% at December 31, 1997. At December 31, 1998, 66% of non-performing assets consisted of loans related to real estate or OREO . Another 5% of non-performing assets consist of indirect auto loans and other repossessed assets. Indirect auto loans delinquent in excess of 120 days carry a reserve allocation of 100%. Repossessed autos carry a reserve allocation of 50%. The remainder of Sovereign's non-performing assets consist principally of consumer loans, many of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% reserve allocation is assigned.

Management's Discussion and Analysis

     Table 7 presents the composition of non-performing assets at the dates indicated (in thousands):

     Table 7: Non-Performing Assets


                                                                                            At December 31,
                                                                     -------------------------------------------------------------
                                                                       1998          1997         1996         1995         1994
                                                                     --------      --------     --------     --------     --------
Non-accrual loans:
  Past due 90 days or more as to interest or principal:
    Real estate related                                              $ 63,258     $ 65,930     $ 78,715     $ 81,571     $ 76,545
    Other                                                              33,297       22,368       19,671       11,721        6,968
  Past due less than 90 days as to interest or principal:
    Real estate related                                                  --            555          639        3,884        2,980
    Other                                                                --           --            160          739         --
                                                                     --------     --------     --------     --------     --------
Total non-accrual loans                                                96,555       88,853       99,185       97,915       86,493
Other                                                                   3,404        6,524         --           --           --
Restructured loans                                                        141          327        1,561        3,772        4,264
                                                                     --------     --------     --------     --------     --------
Total non-performing loans                                            100,100       95,704      100,746      101,687       90,757
Other real estate owned and other repossessed assets:
  Residential real estate owned                                        12,147       11,299       13,669        9,988       11,943
  Commercial real estate owned                                            665          710        4,380       11,676       14,435
  Other repossessed assets                                              2,772         --           --           --           --
                                                                     --------     --------     --------     --------     --------
Total other real estate owned and other repossessed assets             15,584       12,009       18,049       21,664       26,378
                                                                     --------     --------     --------     --------     --------
Total non-performing assets                                          $115,684     $107,713     $118,795     $123,351     $117,135
                                                                     ========     ========     ========     ========     ========
Past due 90 days or more as to interest or principal
  and accruing interest(1)                                           $  6,571     $  7,053     $ 16,722     $  2,299     $  2,138

Non-performing assets as a percentage of total assets                     .53%         .61%         .78%         .94%        1.06%
Non-performing loans as a percentage of total loans                       .86          .82         1.04         1.30         1.29
Non-performing assets as a percentage of total loans and
   other real estate owned                                               1.05          .99         1.39         1.60         1.70
Allowance for loan losses as a percentage of total
   non-performing assets                                                111.5        103.7         58.5         53.5         53.0
Allowance for loan losses as a percentage of total
   non-performing loans                                                 128.9        116.7         69.0         65.0         68.4

--------------------------------------------------------------------------------
(1) Non-performing assets past due 90 days or more as to interest or principal and accruing interest at December 31, 1998, 1997 and 1996 included $6.6 million, $6.7 million and $10.5 million, respectively, of student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.
--------------------------------------------------------------------------------


     Gross interest income for the years ended December 31, 1998, 1997 and 1996 would have increased by approximately $9.5 million, $7.5 million and $8.5 million, respectively, had Sovereign's non-accruing and restructured loans been current in accordance with their original terms and outstanding throughout the period. Interest income recorded on these loans for the years ended December 31, 1998, 1997 and 1996 was $3.3 million, $2.4 million and $2.4 million, respectively.

     Potential problem loans (consisting of loans which management has serious doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $41.0 million at December 31, 1998 and consisted principally of commercial real estate loans.

     At December 31, 1998, Sovereign serviced, with recourse, a total of $35.4 million of single-family residential loans. Substantially all of this recourse servicing was acquired in a 1992 acquisition. These are seasoned loans with decreasing balances and historical loss experience has been minimal.

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At December 31, 1998, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 2.95% compared to 2.71% at December 31, 1997. This increase was primarily attributable to Sovereign's business decision to transform its balance sheet to look much more like a community-oriented commercial bank. At December 31, 1997, Sovereign's loan portfolio was 60% residential, 28% consumer and 12% commercial. At December 31, 1998, Sovereign's loan portfolio was 46% residential, 34% consumer and 20% commercial. This transition achieved management's goal of more than 50% of the loan portfolio in higher yielding consumer and commercial loans by year-end 1998. Along with higher yields, this transformation brings higher risk and higher delinquencies.

     These factors indicated to management that a higher provision for loan losses was necessary to maintain the allowance for loan losses at a level which management conservatively estimates is necessary to absorb potential losses inherent in the December 31, 1998 portfolio. As a result, excluding the additional provision of $24.9 million recorded as part of the merger charges related to Sovereign's 1997 acquisition activity, Sovereign's 1998 loan loss provision increased 73% to $28.0 million in 1998 from $16.2 million in 1997. For additional information with respect to Sovereign's provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses."

     Investment Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. The effective duration of the total investment portfolio at December 31, 1998 was
1.7 years.

     Investment Securities Available-for-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities available-for-sale, see Note 4 at
Item 8 "Financial Statements and Supplementary Data" hereof.


     The maturities of mortgage-backed securities available-for-sale are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to put or repay obligations with or without put or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's effective tax rate of 35%.

Management's Discussion and Analysis

     Table 8 sets forth the amortized cost, expected maturities and yields of Sovereign's investment securities available-for-sale at December 31, 1998 (in thousands):

     Table 8: Investment Securities Available for Sale Maturity Schedule


                                                                             At December 31, 1998, Due
                                                                 ----------------------------------------------------------
                                                                                                       After
                                                                                                     Ten Years/
                                                        In One Year    One Year/    Five Years/       No Stated
                                                         or Less      Five Years     Ten Years        Maturity       Total
                                                        ----------    ----------    -----------      ----------     -------

Investment Securities:
  U.S. Treasury and government agency securities        $   23,486    $   11,994       $     --       $     --    $   35,480
                                                              4.65%         6.12%            --             --          5.15%
  Corporate securities                                          --           636         30,247          7,901        38,784
                                                                --          3.67%          7.42%          8.08%         7.49%
  Equity securities                                             --            --             --        881,817       881,817
                                                                --            --             --           6.51%         6.51%
  Other securities                                              --            88          1,620          6,652         8,360
                                                                --          6.70%          4.92%          6.02%         5.81%
Mortgage-backed Securities:
  FHLMC                                                     22,926        48,240         11,392          3,203        85,761
                                                              7.39%         7.48%          7.47%          7.38%         7.45%
  FNMA                                                      10,571        23,252          5,308          1,514        40,645
                                                              7.30%         7.35%          7.36%          7.29%         7.34%
  GNMA                                                       9,575        24,343          6,062          2,454        42,434
                                                              7.60%         7.34%          7.24%          7.28%         7.38%
  Private issues                                           241,378     1,608,863        114,150          4,931     1,969,322
                                                              6.89%         6.84%          6.84%          6.83%         6.85%
  Collateralized mortgage obligations                    1,163,945     2,166,359        139,230         62,414     3,531,948
                                                              6.68%         6.69%          6.69%          6.59%         6.68%
                                                        ----------    ----------       --------       --------    ----------
Total investment securities available-for-sale          $1,471,881    $3,883,775       $308,009       $970,886    $6,634,551
                                                        ==========    ==========       ========       ========    ==========
                                                              6.70%         6.77%          6.86%          6.53%         6.72%
                                                        ==========    ==========       ========       ========    ==========

--------------------------------------------------------------------------------

     Investment Securities Held-to-Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association ("GNMA"), the RTC and private issuers; and collateralized mortgage obligations. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities held-to-maturity, see Note 4 at Item 8 "Financial Statements and Supplementary Data" hereof.

     The maturities of mortgage-backed securities held-to-maturity are based upon contractually scheduled repayments. Expected maturities will differ from contractual maturities because borrowers may have the right to put or repay obligations with or without put or prepayment penalties. Yields on tax-exempt securities were computed on a tax equivalent basis using Sovereign's effective tax rate of 35%.

     Table 9 sets forth the expected maturity and yields of Sovereign's investment securities held-to-maturity at December 31, 1998 (in thousands):

     Table 9: Investment Securities Held-to-Maturity Maturity Schedule


                                                                             At December 31, 1998, Due
                                                                 ----------------------------------------------------------
                                                        In One Year    One Year/   Five Years/        After
                                                         or Less     Five Years     Ten Years       Ten Years       Total
                                                        ----------   -----------   -----------      ---------     ---------
Investment Securities:
  U.S. Treasury and government agency securities         $ 31,180       $   --         $   --         $  --      $   31,180
                                                             5.44%          --             --            --            5.44%
  Other securities                                          1,710            265         40,912        11,594        54,481
                                                             8.05%          8.27%          9.98%        10.29%         9.98%
Mortgage-backed Securities:
  FHLMC                                                    71,718        143,419         22,678         4,743       242,558
                                                             7.44%          7.45%          7.50%         7.60%         7.45%
  FNMA                                                     58,292         99,435         15,584         2,856       176,167
                                                             7.12%          7.38%          7.42%         7.56%         7.30%
  GNMA                                                     53,901        158,478         53,606        26,679       292,664
                                                             6.91%          6.96%          7.02%         7.15%         6.98%
  Private issues                                           22,106         42,840          7,729         1,848        74,523
                                                             6.74%          6.84%          6.95%         7.01%         6.83%
  Collateralized mortgage obligations                     516,286        436,716         10,994         4,086       968,082
                                                             6.61%          6.74%          6.66%         6.78%         6.67%
                                                         --------       --------       --------       -------    ----------
Total investment securities held-to-maturity             $755,193       $881,153       $151,503       $51,806    $1,839,655
                                                         ========       ========       ========       =======    ==========
                                                             6.71%          6.97%          7.90%         7.88%         6.97%
                                                         ========       ========       ========       =======    ==========

Management's Discussion and Analysis

  Table 10 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's stockholders' equity which were held by Sovereign at December 31, 1998 (in thousands):

  Table 10: Investment Securities of Single Issuers

                                                       At December 31, 1998
                                                --------------------------------
                                                Carrying Value        Fair Value
                                                --------------    --------------
Cendant Mortgage                                   $  509,304        $  508,449
Countrywide Home Loans, Inc.                          772,857           775,268
Delta Funding                                         133,163           132,266
First Union Mortgage Corporation                      159,852           160,976
G.E. Capital Mortgage Servicing, Inc.                 609,118           610,391
Norwest Asset Securities Corporation                  655,486           654,144
PNC Mortgage Securities Corporation                   754,551           754,069
Residential Asset Securitization Trust                438,875           441,134
Residential Funding Corporation                       801,935           809,456
Structured Asset Mortgage Investments, Inc.           209,315           209,938
Structured Asset Securities Corporation               309,690           315,184
                                                   ----------         ----------
  Total                                            $5,354,146        $5,371,275
                                                   ==========         ==========

     Other Assets. At December 31, 1998, premises and equipment, net of accumulated depreciation, was $98.5 million compared to $92.3 million at December 31, 1997. This increase was primarily attributable to the CoreStates branch acquisition and hardware upgrades related to Sovereign's Year 2000 initiatives.

     Total goodwill and other intangible assets at December 31, 1998 were $426 million compared to $126 million at December 31, 1997. This increase was primarily attributable to the CoreStates branch acquisition during the third quarter of 1998, which added approximately $325 million of goodwill and other intangibles to Sovereign's balance sheet.

     Sovereign's increase in other assets during 1998 was partially attributable to the purchase of $250 million of BOLI during the year.

     Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at December 31, 1998 were $12.3 billion compared to $9.5 billion at December 31, 1997.

     Table 11 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

     Table 11: Deposit Portfolio Composition


                                                                             At December 31,
                                             ------------------------------------------------------------------------------
                                                     1998                         1997                       1996
                                             ---------------------        ---------------------       ---------------------
                                                           % of                         % of                         % of
                                             Balance      Deposits       Balance       Deposits      Balance       Deposits
                                           ----------     --------       ----------    ---------     ----------    --------
Demand deposit and NOW accounts            $2,385,686        19.4%       $1,334,852       14.0%      $1,156,840       13.4%
Savings accounts                            2,295,448        18.6         1,900,334       20.0        1,869,633       21.6
Money market accounts                       1,545,634        12.5           916,788        9.6          853,505        9.8
Retail certificates of deposit              5,172,196        42.0         4,673,467       49.1        4,386,401       50.6
                                           ----------       -----         ---------      -----        ---------      -----
  Total retail deposits                    11,398,964        92.5         8,825,441       92.7        8,266,379       95.4
Jumbo certificates of deposit                 923,752         7.5           689,853        7.3          394,305        4.6
                                           ----------       -----         ---------      -----        ---------      -----
  Total deposits                          $12,322,716       100.0%       $9,515,294      100.0%      $8,660,684      100.0%
                                           ==========       =====         =========      =====        =========      =====

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

     Total borrowings at December 31, 1998 were $7.9 billion of which $3.9 billion were short-term compared to total borrowings of $6.9 billion of which $5.5 billion were short-term at December 31, 1997.

     Table 12 presents information regarding Sovereign's borrowings at the dates indicated (in thousands):

     Table 12: Borrowings



                                                                             At December 31,
                                          ---------------------------------------------------------------------------------
                                                     1998                         1997                       1996
                                          ------------------------     -----------------------      -----------------------
                                                        Weighted                    Weighted                    Weighted
                                           Balance    Average Rate     Balance    Average Rate      Balance    Average Rate
                                          --------    ------------     -------    ------------      -------    ------------
Securities sold under
  repurchase agreements                  $  655,540       5.46%       $1,150,093     5.70%          $1,168,172     5.60%
FHLB advances                             6,901,505       5.14         5,525,399     5.93            4,251,189     5.88
Other borrowings                            343,547       8.19           188,151     5.88              179,748     7.45
                                          ---------       ----         ---------     ----            ---------     ----
  Total borrowings                       $7,900,592       5.30%       $6,863,643     5.89%          $5,599,109     5.87%
                                          =========       ====         =========     ====            =========     ====

--------------------------------------------------------------------------------
     Through the use of interest rate swaps, $2.8 billion of the FHLB advances at December 31, 1998 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps, floors and/or corridors.

Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury securities and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the OTS to reflect economic conditions. Sovereign Bank's liquidity ratio for December 1998 was 44.9%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $265 million per month. At December 31, 1998, Sovereign had $6.2 billion in unpledged investment securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access the capital markets through a variety of products and structures, should liquidity or capital needs arise.

     On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.4 million in capital. The 6 1/4% non-voting, Cumulative Convertible Preferred Stock was convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate (adjusted to reflect all stock dividends and stock splits) of 7.184 shares of common stock for each share of preferred stock; equivalent to a conversion price of $6.960 per share of common stock. On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B.

     Cash and cash equivalents increased $298 million for 1998. Net cash used by operating activities was $15.5 million for 1998. Net cash used by investing activities for 1998 was $3.5 billion consisting primarily of purchases of mortgage-backed securities and loans purchased from CoreStates, partially off-set by proceeds from sales, repayments and maturities of investment securities and sales of loans. Net cash provided by financing activities for 1998 was $3.8 billion which was primarily attributable to the assumption of deposits from CoreStates and an increase in proceeds from long-term borrowings, partially off-set by a net decrease in short-term borrowings.

     At December 31, 1998, Sovereign Bank was classified as well-capitalized and was in compliance with all capital requirements. For a detailed discussion on regulatory capital requirements, see Note 11 at "Notes to Consolidated Financial Statements" hereof. The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at December 31, 1998:

                                                                                                                   Well
                                                           Sovereign         Sovereign         Minimum          Capitalized
                                                            Bancorp(1)          Bank         Requirement        Requirement
                                                            ---------         ---------       -----------       -----------
Tangible capital to tangible assets                             3.51%            5.11%           1.50%             None
Leverage (core) capital to tangible assets                      4.20             5.21            3.00              5.00%
Leverage (core) capital to risk-adjusted assets                 7.33             9.29            4.00              6.00
Risk-based capital to risk-adjusted assets                     11.25            10.32            8.00             10.00

--------------------------------------------------------------------------------
(1) OTS capital regulations do not apply to holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a positive 5.65% at December 31, 1998.

     Sovereign manages the one year interest rate gap within a range of +/-10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +/-200 basis point instantaneous parallel rate shock environment to be within a 10% loss. At December 31, 1998, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $52.4 million or 8.52%; conversely, if interest rates increase by 200 basis points, net interest income would increase by $22.1 million or 3.59%.

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

     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rates for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Constant Maturity Treasury, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign utilizes non-amortizing interest rate swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds. At December 31, 1998, Sovereign's principal off-balance sheet transactions were pay fixed-receive variable non-amortizing interest rate swaps with a total notional amount of $2.8 billion, which are being used to hedge Sovereign's short-term borrowing portfolio.

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

     As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline which are originated for sale.

Management's Discussion and Analysis

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

     Table 13 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 1998, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

       Table 13: Gap Analysis

                                                                             At December 31, 1998, Repricing
                                                          ---------------------------------------------------------------
                                                              0-3             4 Months         Year 2
                                                            Months             -1 Year         & over            Total
                                                          -----------        -----------     -----------      -----------
Interest-earning assets:
  Investment securities(1)(2)                             $  1,742,625     $  2,401,844     $  4,440,263     $  8,584,732
                                                                  6.09%            6.51%            6.68%            6.51%
  Loans(3)                                                   3,302,338        3,126,632        5,019,998       11,448,968
                                                                  8.03%            7.89%            8.10%            8.02%
                                                          ------------     ------------     ------------     ------------
Total interest-earning assets                                5,044,963        5,528,476        9,460,261       20,033,700
                                                                  7.36%            7.29%            7.43%            7.37%
Non-interest-earning assets                                       --               --          1,880,173        1,880,173
                                                          ------------     ------------     ------------     ------------
Total assets                                              $  5,044,963     $  5,528,476     $ 11,340,434     $ 21,913,873
                                                                  7.36%            7.29%            6.20%            6.74%
                                                          ------------     ------------     ------------     ------------
Interest-bearing liabilities:
  Deposits(4)                                             $  3,946,410     $  3,558,976     $  4,817,330     $ 12,322,716
                                                                  4.50%            4.92%            2.22%            3.73%
  Borrowings                                                 4,092,167          547,834        3,260,591        7,900,592
                                                                  5.42%            5.22%            5.17%            5.30%
                                                          ------------     ------------     ------------     ------------
Total interest-bearing liabilities                           8,038,577        4,106,810        8,077,921       20,223,308
                                                                  4.97%            4.96%            3.41%            4.35%
Non-interest-bearing liabilities                                  --               --            486,497          486,497
Stockholders' equity                                              --               --          1,204,068        1,204,068
                                                          ------------     ------------     ------------     ------------
Total liabilities and stockholders' equity                $  8,038,577     $  4,106,810     $  9,768,486     $ 21,913,873
                                                                  4.97%            4.96%            2.82%            4.01%
                                                          ------------     ------------     ------------     ------------
Excess assets (liabilities) before effect of
  off-balance sheet positions                             $ (2,993,614)    $  1,421,666     $  1,571,948
                                                          ------------     ------------     ------------
     To total assets                                            (13.66)%           6.49%            7.17%            2.73%
                                                          ============     ============     ============     ============
Cumulative excess assets (liabilities) before effect of
  off-balance sheet positions                             $ (2,993,614)    $ (1,571,948)    $        --
                                                          ============     ============     ============
     To total assets                                            (13.66)%          (7.17)%
Effect of off-balance sheet positions on assets
  and liabilities                                         $  3,140,000     $   (330,000)    $ (2,810,000)
                                                          ------------     ------------     ------------
Excess assets (liabilities) after effect of
  off-balance sheet positions                             $    146,386     $  1,091,666     $ (1,238,052)
                                                          ============     ============     ============
     To total assets                                               .67%            4.98%           (5.65)%
Cumulative excess assets (liabilities) after
  off-balance sheet positions                             $    146,386     $  1,238,052     $        --
                                                          ============     ============     ============
     To total assets                                               .67%            5.65%


--------------------------------------------------------------------------------
(1) Includes interest-earning deposits.
(2) Investment securities include market rate prepayment and repayment assumptions.
(3) Loan balances include annual prepayment and repayment assumptions between 6% and 45% initially with gradual slowing thereafter. Loan balances are presented net of deferred loan fees and include loans held for sale and the allowance for loan losses.
(4) Savings, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 8%.

     Table 14 presents selected quarterly consolidated financial data (in thousands, except per share data):

     Table 14: Selected Quarterly Consolidated Financial Data



                                                                           Three Months Ended
                                           ---------------------------------------------------------------------------------------
                                            Dec. 31,  Sept. 30,  June 30,   Mar. 31,   Dec. 31,  Sept. 30,   June 30,     Mar. 31,
                                             1998       1998       1998       1998       1997      1997       1997        1997
                                           ---------  ---------  --------  ---------  ---------  ---------   ---------   ---------

Total interest income                      $357,631   $341,768   $331,860  $ 324,112  $312,868   $305,069   $ 288,509   $ 272,331
Total interest expense                      224,915    220,521    212,828    203,495   197,572    195,750     182,821     170,552
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Net interest income                         132,716    121,247    119,032    120,617   115,296    109,319     105,688     101,779
Provision for loan losses(1)                  7,000      7,001      7,200      6,760     6,200     20,329       3,450      11,146
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Net interest income after provision         125,716    114,246    111,832    113,857   109,096     88,990     102,238      90,633
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Gain on sale of loans and investment
  securities available-for-sale               7,455      6,262      3,075      3,509       (79)     1,330       1,352         239
Other income                                 24,421     19,484     22,118     19,314    15,909     13,719      13,695      12,557
Other expenses                               93,397     74,164     70,282     71,851    66,592     64,079      61,633      58,255
Merger-related charges(1)                      --       10,860       --       39,529      --       21,303        --         7,955
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Income before income taxes                   64,195     54,968     66,743     25,300    58,334     18,657      55,652      37,219
Income tax provision                         20,524     20,178     23,849     10,200    21,864      9,439      20,941      15,080
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Net income                                 $ 43,671   $ 34,790   $ 42,894  $  15,100  $ 36,470   $  9,218   $  34,711   $  22,139
                                           ========   ========   ========  =========  ========   ========   =========   =========
Net income before merger-related charges   $ 43,671   $ 42,781   $ 42,894  $  40,941  $ 36,470   $ 35,250   $  34,711   $  32,839
                                           ========   ========   ========  =========  ========   ========   =========   =========
Net income applicable to common stock      $ 43,671   $ 34,790   $ 42,894  $  13,604  $ 34,910   $  7,658   $  33,149   $  20,577
                                           ========   ========   ========  =========  ========   ========   =========   =========
Basic earnings per share(2)(3)             $    .27   $    .22   $    .29  $     .10  $    .25   $    .06   $     .24   $     .15
Diluted earnings per share(2)(3)                .27        .22        .27        .09       .23        .06         .23         .14
Operating basic earnings per share(2)(4)        .27        .27        .29        .27       .25        .25         .24         .23
Operating diluted earnings per share(2)(4)      .27        .26        .27        .26       .23        .23         .22         .21
Market prices(2)
  High                                      14-7/16     18-1/4    22-3/16   18-15/16        18    14-9/16    12-11/16    11-11/16
  Low                                             9         12    16-5/16   14-15/16   14-5/16     12-1/4       9-1/2       9 1/8
Dividends per common share(2)(5)               .021       .020       .023       .020      .017       .022        .038        .037


--------------------------------------------------------------------------------
(1) Reflects merger charges of $10.9 million ($8.0 million after-tax) related to the acquisitions of Carnegie and First Home during the three-month period ended September 30, 1998. Reflects merger charges of $39.5 million ($25.8 million after-tax) related to the acquisition of ML Bancorp during the three-month period ended March 31, 1998. Reflects merger charges of $38.3 million ($25.9 million after-tax) related to the acquisition of Bankers during the three-month period ended September 30, 1997 of which $17.0 million (pre-tax) is classified as provision for loan losses. Reflects merger charges of $15.9 million ($10.7 million after-tax) related to the acquisition of First State during the three-month period ended March 31, 1997 of which $7.9 million (pre-tax) is classified as provision for loan losses.
(2) All per share data have been adjusted to reflect all stock dividends and stock splits.
(3) Results for the three-month periods ended September 30, 1998, March 31, 1998, September 30, 1997 and March 31, 1997 include the merger-related charges described in Note 1 above.
(4) Results for the three-month periods ended September 30, 1998, March 31, 1998, September 30, 1997 and March 31, 1997 exclude the merger-related charges described in Note 1 above.
(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Income. Net operating income for the year ended December 31, 1997 was $139 million. This represents an increase of 21% over net operating income of $115 million reported for 1996. Operating earnings per share was $.89 for 1997, which represents an increase of 17% over 1996 operating earnings per share of $.76. Return on average equity and return on average assets were 14.83% and
 .85%, respectively, for 1997 compared to 13.18% and .81%, respectively, for 1996. The amounts presented for 1997 exclude merger charges of $36.7 million (after-tax) related to Sovereign's acquisition of First State and Bankers during 1997. Results for 1996 exclude a non-recurring Savings Association Insurance Fund ("SAIF") assessment of $24.9 million (after-tax) paid to the Federal Deposit Insurance Corporation ("FDIC") during 1996 for the recapitalization of the SAIF.

     Net income for the year ended December 31, 1997, including the impact of the merger-related charges, was $103 million or $.66 per share. Net income for the year ended December 31, 1996, including the impact of the non-recurring SAIF assessment, was $90.4 million or $.59 per share.

     Net Interest Income. Net interest income for 1997 was $432 million compared to $387 million for 1996. This represents an increase of 12% and was primarily due to an increase in average balances resulting from internal growth and acquisitions, partially off-set by a decline in Sovereign's net interest margin.

     Interest on interest-earning deposits was $5.4 million for 1997 compared to $4.1 million for 1996. The average balance of interest-earning deposits was $32.3 million with an average yield of 16.71% for 1997 compared to an average balance of $26.1 million with an average yield of 15.73% for 1996. The high yields on interest-earning deposits were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance.

     Interest on investment securities available-for-sale was $102 million for 1997 compared to $84.7 million for 1996. The average balance of investment securities available-for-sale was $1.6 billion with an average yield of 6.77% for 1997 compared to an average balance of $1.3 billion with an average yield of 6.70% for 1996.

     Interest on investment securities held-to-maturity was $280 million for 1997 compared to $251 million for 1996. The average balance of investment securities held-to-maturity was $3.9 billion with an average yield of 7.18% for 1997 compared to an average balance of $3.5 billion with an average yield of 7.17% for 1996.

     Interest and fees on loans were $791 million for 1997 compared to $677 million for 1996. The average balance of net loans was $10.1 billion with an average yield of 7.82% for 1997 compared to an average balance of $8.8 billion with an average yield of 7.72% for 1996. The increases in average balance and average yield were primarily due to Sovereign's acquisition of Fleet Auto in 1997, which added $2.0 billion of higher yielding commercial and consumer loans to Sovereign's loan portfolio, and the full year effect of Sovereign's record level of residential mortgage loan originations in 1996.

     Interest on total deposits was $379 million for 1997 compared to $351 million for 1996. The average balance of total deposits was $9.0 billion with an average cost of 4.21% for 1997 compared to an average balance of $8.5 billion with an average cost of 4.15% for 1996. The increase in the average balance of deposits was primarily the result of Sovereign's relationship selling campaign during 1997.

     Interest on total borrowings was $368 million for 1997 compared to $279 million for 1996. The average balance of total borrowings was $6.2 billion with an average cost of 5.97% for 1997 compared to an average balance of $4.7 billion with an average cost of 5.89% for 1996. The increase in the average balance of borrowings was the result of the Fleet Auto acquisition and other internal balance sheet growth being funded principally by borrowings.

     Provision for Loan Losses. The provision for loan losses was $41.1 million for 1997 compared to $22.7 million for 1996. The 81% increase in loan loss provision for 1997 included $24.9 million of additional reserves which Sovereign determined would be necessary as a result of its conservative approach with respect to an aggressive workout plan for certain assets acquired from Bankers and First State. In addition, Sovereign established an initial loan loss reserve of $22.0 million in connection with its acquisition of Fleet Auto during 1997.

     During 1997, Sovereign charged-off $24.2 million compared to $18.9 million for 1996. This increased level of charge-offs for 1997 was partially off-set by recoveries of $5.4 million, resulting in net charge-offs for 1997 of $18.8 million. This compares to recoveries of $1.9 million and net charge-offs of $17.1 million for 1996. Sovereign's increased level of charge-offs for 1997 was primarily the result of increased consumer and commercial loan charge-offs, the majority of which are related to Sovereign's 1997 acquisition activity. Although non-residential lending will typically result in higher net charge-off levels than other types of lending, historically, it has also resulted in higher income potential. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. In connection with this philosophy, additional reserves were added during 1997 as described above.

     Other Income. Total other income was $58.7 million for 1997 compared to $63.4 million for 1996. The decrease in other income was the result of a decrease in loan fees and service charges which is directly attributable to First State's credit card portfolio as discussed below.

     Loan fees and service charges were $5.8 million for 1997 compared to $19.6 million for 1996. This decrease was the result of fees earned in 1996 by First State's credit card portfolio which was sold prior to Sovereign's acquisition of First State in February 1997. Excluding First State's credit card portfolio, other loan fees and service charges for 1996 were $6.9 million. Loan fees and service charges result primarily from Sovereign's loan servicing portfolio. At December 31, 1997, Sovereign serviced $9.3 billion of its own loans and $6.4 billion of loans for others. This compares to $7.6 billion of its own loans and $5.9 billion of loans for others at December 31, 1996.

     Deposit fees were $20.9 million for 1997 compared to $18.1 million for 1996. This increase was primarily the result of an increase in the number of transaction accounts in 1997 compared to 1996.

     Mortgage banking gains were $21.7 million for 1997 compared to $13.9 million for 1996. This increase was primarily due to gains of $5.3 million resulting from the sale of loans and mortgage servicing rights in 1997.

     Gains on sales of loans and investment securities available-for-sale were $2.8 million for 1997 compared to $5.9 million for 1996. This decrease was primarily attributable to gains of $4.2 million related to the liquidation of $157 million of available-for-sale and equity securities in 1996. These gains were realized as part of Sovereign's on-going management of risk in its available-for-sale portfolio and taking advantage of favorable market conditions. During the third quarter of 1997, in conjunction with the Bankers acquisition, Sovereign liquidated $750 million of investments including some held-to-maturity securities. This sale was completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position. The $10.3 million (pre-tax) loss on the sale of these investments was included as part of the merger-related charges recorded during 1997.

     Miscellaneous income was $7.5 million for 1997 compared to $5.9 million for 1996. This increase was primarily due to increased inter-change income resulting from growth in the number of Sovereign's debit cards and credit cards issued and in use over the last year.

     General and Administrative Expenses. Total general and administrative expenses were $225 million for 1997 compared to $228 million for 1996. The ratio of general and administrative expenses to average assets was 1.38% for 1997 compared to 1.60% for 1996.

     Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1997 was 46.1% compared to 51.3% for 1996. The decrease in total general and administrative expenses and the resulting favorable decrease in Sovereign's expense ratios was the result of efficiencies realized from recent acquisitions and an increase in average balances and net interest income without a corresponding increase in operating expenses.

     Other Operating Expenses. Total other operating expenses were $54.9 million for 1997 compared to $61.4 million for 1996. Results for 1997 include merger-related charges of $29.3 million related to Sovereign's 1997 acquisitions. Expenses included as part of the merger-related charges were human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Results for 1996 include a non-recurring SAIF assessment of $40.1 million paid to the FDIC for the recapitalization of the SAIF. Also included in other operating expenses was amortization of goodwill and other intangible assets of $13.2 million for 1997 compared to $17.4 million for 1996, Trust Preferred Securities expense of $11.7 million for 1997 compared to $274,000 for 1996, and net OREO losses of $767,000 for 1997 compared to net OREO losses of $3.6 million for 1996.

     Income Tax Provision. The income tax provision was $67.3 million for 1997 compared to $47.5 million for 1996. The effective tax rate for 1997 was 39.6% compared to 34.5% for 1996. The increased effective tax rate for 1997 was primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's 1997 acquisitions.

Management's Discussion and Analysis

     The Year 2000 Computer Issue. The Year 2000 ("Y2K") computer issue refers to the inability of many computers, computer-based systems, related software, and other electronics to process dates accurately during the year 2000 and beyond. Many of these computers, systems, software programs and devices use only two digits to indicate the year. For example, the year 1998 is input, stored and calculated as "98." The year 2000 will in many systems and software programs be represented as "00," but "00" can also be read as 1900. This ambiguity may cause errors which may cause the computer, system or device to fail completely, cause programs to operate incorrectly, or slowly corrupt or contaminate data over time. These problems may arise both in information systems used for data storage and processing, and in connection with mechanical systems such as bank vaults, elevators, escalators, heating, ventilating and air conditioning systems, and other systems which use embedded microprocessors as timers or for other purposes.

     Sovereign's State of Readiness. Sovereign's Y2K readiness project has five phases:

     Inventory - identification of the computers, software, systems and devices used by Sovereign and the business applications to which such computers, programs, systems and devices are devoted.

     Assessment - analyzing those computers, software, systems, devices and related applications with a view to determining if they store or process date information in a manner which will avoid millennial errors of the type described above and the risks resulting from any such errors and prioritizing them based on how critical they are to Sovereign's business operations.

     Remediation - modification or replacement of deficient computers, programs, systems and devices to the extent such deficiency poses material risk to Sovereign.

     Testing - the modified or new computers, software or systems are tested to determine if they operate and interoperate in a manner which should reduce risk to an acceptable level. Items are addressed in accordance with the priorities given to them in the Assessment Phase.

     Implementation - bringing the new or changed computers, software, systems and electronics on line.

     Sovereign is currently in the testing phase. Sovereign has substantially completed testing of its internal mission-critical items as of December 31, 1998 and will substantially complete testing of its external mission critical items by March 31, 1999. "Internal" items would include software developed by Sovereign or the remediation of which is controlled by Sovereign, whereas external items would include software provided by others, and systems provided by Sovereign's service providers. Sovereign also estimates that it will complete the implementation phase for all mission-critical items by June 30, 1999.

     The description set forth above applies to both information technology ("IT") systems and non-IT systems, such as embedded microprocessors.

     As part of its Y2K project, Sovereign has also endeavored to analyze the risks posed to it by its material borrowers according to regulatory guidelines. Borrowers whose businesses have been determined by Sovereign to be subject to material levels of risk from Y2K computer problems have been questioned regarding their own state of readiness. Sovereign has similarly questioned providers of funds and substantial vendors and suppliers. Vendors whom Sovereign considers to be critical to Sovereign's operations have been asked, in addition, to provide Sovereign with assurances and other evidence as to their Y2K readiness.

     Costs. Sovereign has established a budget for its Y2K project costs, which cover the estimated costs of remediation, including modification or replacement of systems and software, utilization of outside consultants, and costs of internal personnel. Based on Sovereign's current assessment of its Y2K project status, the amount of this budget is $13.5 million for fiscal 1998 and 1999. Sovereign is using its internal funds for this project.

     Sovereign's expenditures with regard to its Y2K project are substantially in accordance with its current budget. Through February 28, 1999, Sovereign's cash outlay was approximately $6.5 million of its $13.5 million budget.

     Sovereign's estimates are, of necessity, judgmental and subject to revision based on the results of the testing referred to above and other changed facts or circumstances, including changes in Sovereign's assessment of the state of readiness and contingency plans of its principal outside service providers.

     Risks. Sovereign believes, based on the advice of its consultants, that the most reasonably likely worst case Y2K scenario relates to its principal outside service providers, substantially all of which are large, seasoned, national companies experienced in serving financial institutions. Sovereign depends on these service providers for substantially all of its data processing needs relating to its account processing, item processing and other important functions. Sovereign is requiring material providers to provide evidence and other assurance of this compliance and/or their progress towards compliance, as well as their contingency plans. Certain of these service providers are also subject to the jurisdiction of the regulatory bodies which have jurisdiction over Sovereign. Those regulatory bodies are examining the service providers with respect to Y2K readiness using the same standards and deadlines as the regulators use to examine financial institutions and Sovereign has reviewed the results of certain of these examinations to assist in assessing the state of readiness and contingency plans of such providers. Based on all of the foregoing, Sovereign believes that (i) its providers will be substantially Y2K compliant and (ii) have adequate contingency plans to address compliance. Notwithstanding the foregoing, no assurances can be given that a service providers' system or software will not fail and, if not, that such failure will not have a material adverse effect on Sovereign or its business. Sovereign is presently in the process of developing contingency plans to deal with issues relating to the failure of system segments.

     In addition, utility services, which are generally beyond Sovereign's control, may present a significant Y2K risk. In particular, disruption of telecommunication and electric utility service because of a Y2K related problem (or otherwise) could interfere significantly with Sovereign's operations, even if Sovereign and its service providers and customers, and their computers, systems, and software, are fully Y2K compliant.

     The foregoing is a summary of the steps which Sovereign has taken as of December 31, 1998 and proposed to take as of that date with respect to the Y2K issue, and the risks which Sovereign, at this time, believes the Y2K issues are likely to present. Sovereign is using good faith efforts, which it believes are reasonable, to prepare for the Y2K issue and avoid disruption in its business. Nonetheless, the Y2K issue presents an unprecedented challenge to the financial services industry, an industry characterized by a high degree of interdependence among financial institutions and those who deal with and service them, such as outside data processing services, computer network system providers, local and long distance telecommunications companies, utilities, and ATM terminal service providers. Whether these outside parties are ready for the year 2000 is largely beyond Sovereign's control. Accordingly, there can be no assurance that (i) Sovereign's assessment of the Y2K risks will prove to be correct; (ii) the steps Sovereign is taking will be sufficient to avoid disruption to its business and other material risks; (iii) the foregoing will not ultimately have a material adverse effect on Sovereign and its business.

     Pending Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. Sovereign expects to adopt SFAS No. 133 effective January 1, 2000. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value as a component of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be off-set against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Sovereign has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of Sovereign.

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

Internal Controls Over Financial Reporting

     Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed Sovereign's internal control structure over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles as of December 31, 1998.

Compliance With Laws and Regulations

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

     Management assessed compliance by Sovereign Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Sovereign Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1998.





Jay S. Sidhu                 Dennis S. Marlo            Mark R. McCollom
President and                Treasurer and              Chief Accounting Officer
Chief Executive Officer      Chief Financial Officer

Item 7a. Management's Discussion of Market Risk.

     Incorporated herein by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management" hereof.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

The Board of Directors and Stockholders,
Sovereign Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of ML Bancorp, Inc., Carnegie Bancorp, or First Home Bancorp Inc. or the 1996 financial statements of First State Financial Services, Inc. and Bankers Corp., which combined statements reflect total assets constituting 18.8% as of December 31, 1997 of the related consolidated financial statement totals, and combined net interest income constituting 21.1% and 44.0% in 1997 and 1996 respectively, of the related consolidated financial statement totals for each of the two years in the period ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for ML Bancorp, Inc., Carnegie Bancorp, First Home Bancorp Inc., First State Financial Services, Inc., and Bankers Corp. for the respective years noted, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     In 1997, Sovereign changed its method of accounting for transfers of financial instruments and extinguishment of liabilities, as discussed in Note 1 to the consolidated financial statements.


March 11, 1999
Philadelphia, Pennsylvania

Consolidated Balance Sheets

(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                        Year Ended December 31,
                                                                                        1998               1997
                                                                                   -------------       ------------
Assets
  Cash and amounts due from depository institutions                                 $    471,074       $    238,623
  Interest-earning deposits                                                               82,650             17,314
  Loans held for sale (approximate fair value of $297,414
     and $310,750 at December 31, 1998 and 1997, respectively)                           296,930            310,678
  Investment securities available-for-sale                                             6,662,427          1,956,262
  Investment securities held-to-maturity (approximate fair value
     of $1,860,583 and $3,446,863 at December 31, 1998 and 1997, respectively)         1,839,655          3,416,451
  Loans                                                                               11,285,840         11,324,122
  Allowance for loan losses                                                             (133,802)          (116,823)
  Premises and equipment                                                                  98,491             92,273
  Other real estate owned and other repossessed assets                                    15,584             12,009
  Accrued interest receivable                                                            147,441            108,029
  Goodwill and other intangible assets                                                   425,925            126,332
  Other assets                                                                           721,658            170,185
                                                                                    ------------       ------------
          Total Assets                                                              $ 21,913,873       $ 17,655,455
                                                                                    ============       ============

Liabilities
  Deposits                                                                          $ 12,322,716       $  9,515,294
  Borrowings
     Short-term                                                                        3,921,684          5,455,894
     Long-term                                                                         3,978,908          1,407,749
  Advance payments by borrowers for taxes and insurance                                   27,655             41,847
  Other liabilities                                                                      329,792             57,904
                                                                                    ------------       ------------
        Total Liabilities                                                             20,580,755         16,478,688
                                                                                    ------------       ------------
  Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of
     Sovereign Bancorp, Inc. ("Trust Preferred Securities")                              129,050            128,972
                                                                                    ------------       ------------

Stockholders' Equity
  Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares
     authorized; 1,996,467 shares issued and outstanding at December 31, 1997               --               96,276
  Common stock; no par value; 200,000,000 shares authorized;
     164,146,353 shares issued at December 31, 1998 and
     147,216,301 shares issued at December 31, 1997                                      649,341            523,327
  Unallocated common stock held by the Employee Stock
     Ownership Plan at cost; 4,340,572 shares at December
     31, 1998 and 5,984,934 shares at December 31, 1997                                  (26,892)           (37,211)
  Treasury stock; at cost; 78,626 shares at December 31,
     1998 and 13,210 shares at December 31, 1997                                          (1,086)              (185)
  Accumulated other comprehensive income                                                  18,120             18,944
  Retained earnings                                                                      564,585            446,644
                                                                                    ------------       ------------
     Total Stockholders' Equity                                                        1,204,068          1,047,795
                                                                                    ------------       ------------
        Total Liabilities, Minority Interests and Stockholders' Equity              $ 21,913,873       $ 17,655,455
                                                                                    ============       ============


          See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                      Year Ended December 31,
                                                                          ----------------------------------------------
                                                                              1998             1997             1996
                                                                          ------------     ------------      ------------
Interest Income:
  Interest on interest-earning deposits                                   $     7,397       $     5,392      $     4,103
  Interest and dividends on investment securities available-for-sale          284,392           102,123           84,656
  Interest and dividends on investment securities held-to-maturity            182,499           279,900          250,938
  Interest and fees on loans                                                  881,083           791,362          677,129
                                                                          -----------       -----------      -----------

           Total interest income                                            1,355,371         1,178,777        1,016,826
                                                                          -----------       -----------      -----------

Interest Expense:
  Interest on deposits                                                        440,300           378,813          351,084
  Interest on borrowings                                                      421,459           367,882          278,776
                                                                          -----------       -----------      -----------

           Total interest expense                                             861,759           746,695          629,860
                                                                          -----------       -----------      -----------

Net Interest Income                                                           493,612           432,082          386,966
Provision for loan losses                                                      27,961            41,125           22,685
                                                                          -----------       -----------      -----------

Net interest income after provision for loan losses                           465,651           390,957          364,281
                                                                          -----------       -----------      -----------

Other Income:
  Loan fees and service charges                                                10,546             5,780           19,607
  Deposit fees                                                                 26,088            20,892           18,110
  Mortgage banking gains                                                       24,738            21,693           13,858
  Gain on sale of loans and investment securities available-for-sale           20,301             2,842            5,893
  Miscellaneous income                                                         23,965             7,515            5,911
                                                                          -----------       -----------      -----------

           Total other income                                                 105,638            58,722           63,379
                                                                          -----------       -----------      -----------

General and Administrative Expenses:
  Salaries and employee benefits                                              124,357           105,487           99,368
  Occupancy and equipment expenses                                             53,837            41,067           37,205
  Outside services                                                             47,523            28,708           36,459
  Deposit insurance premiums                                                    4,652             4,471           13,253
  Other administrative expenses                                                46,992            45,222           42,078
                                                                          -----------       -----------      -----------

           Total general and administrative expenses                          277,361           224,955          228,363
                                                                          -----------       -----------      -----------

Other Operating Expenses:
  Merger-related charges                                                       50,389            29,258             --
  Non-recurring SAIF assessment                                                  --                --             40,148
  Amortization of goodwill and other intangibles                               20,609            13,160           17,372
  Trust Preferred Securities expense                                           12,528            11,677              274
  Other real estate owned (gains)/losses, net                                    (804)              767            3,616
                                                                          -----------       -----------      -----------

           Total other operating expenses                                      82,722            54,862           61,410
                                                                          -----------       -----------      -----------

Income before income taxes                                                    211,206           169,862          137,887
Income tax provision                                                           74,751            67,324           47,509
                                                                          -----------       -----------      -----------
NET INCOME                                                                $   136,455       $   102,538      $    90,378
                                                                          ===========       ===========      ===========
NET INCOME APPLICABLE TO COMMON STOCK                                     $   134,959       $    96,294      $    84,128
                                                                          ===========       ===========      ===========
Basic Earnings Per Share(1)                                               $       .88       $       .70      $       .63
                                                                          ===========       ===========      ===========
Diluted Earnings Per Share(1)                                             $       .85       $       .66      $       .59
                                                                          ===========       ===========      ===========
Dividends Per Common Share(1)                                             $      .084       $      .114      $      .140
                                                                          ===========       ===========      ===========

------------------------

(1) All per share data have been adjusted to reflect all stock dividends and stock splits.

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(IN THOUSANDS)


                                             Common       Preferred
                                             Shares         Shares          Common      Preferred   Retained    Treasury
                                          Outstanding     Outstanding        Stock        Stock     Earnings     Stock
                                          -----------     -----------     -----------   ---------   --------    --------
Balance, December 31, 1995                  130,762          2,000        $491,581      $ 96,446    $325,795    $(36,136)
Comprehensive income:
   Net income                                  --             --              --            --        90,378        --
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                      --             --              --            --          --          --
Total comprehensive income
Exercise of stock options                     1,027           --             2,257          --          --           918
Cash in lieu of fractional shares              --             --                (2)         --           (16)       --
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                          241           --             1,699          --          --          --
Stock dividends                               3,663           --            25,931          --       (25,931)       --
Stock dividends on unallocated
   Employee Stock Ownership
   Plan shares                                 (215)          --              --            --         1,506        --
Dividends paid on common stock                 --             --              --            --       (18,763)       --
Dividends paid on preferred stock              --             --              --            --        (6,250)       --
Treasury stock repurchase                    (4,046)          --              --            --          --       (29,580)
Purchase of shares under
   Employee Stock Ownership Plan               (653)          --              --            --          --          --
Allocation of shares under
   Employee Stock Ownership Plan                795           --             1,903          --          --          --
Issuance of stock for West Jersey             2,396           --             1,030          --         7,255        --
Other                                            30           --                65          --          --          --
                                        -----------    -----------        --------    ----------    --------    --------
Balance, December 31, 1996                  134,000          2,000         524,464        96,446     373,974     (64,798)
                                        -----------    -----------        --------    ----------    --------    --------
Comprehensive income:
   Net income                                  --             --              --            --       102,538        --
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                      --             --              --            --          --          --
Total comprehensive income
Exercise of stock options                     3,207           --            12,527          --          --         5,423
Cash in lieu of fractional shares                (3)          --               (28)         --            (2)       --
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                          216           --             2,544          --          --          --
Stock dividends                                 200           --             1,855          --        (1,855)       --
Dividends paid on common stock                 --             --              --            --       (15,550)       --
Dividends paid on preferred stock              --             --              --            --        (6,244)       --
Treasury stock repurchase                       (40)          --              --            --          --          (473)
Treasury stock sold                           2,608           --            17,423          --          --        17,682
Retirement of treasury shares                  --             --           (41,981)         --          --        41,981
Conversion of preferred stock                    25             (4)            170          (170)       --          --
Allocation of shares under
    Employee Stock Ownership Plan               796           --             5,132          --          --          --
Adjustment for First State's
    different fiscal year end                   209           --             1,010          --        (6,217)       --
Other                                          --             --               211          --          --          --
                                        -----------    -----------        --------    ----------    --------    --------
Balance, December 31, 1997                  141,218          1,996         523,327        96,276     446,644        (185)
                                        -----------    -----------        --------    ----------    --------    --------
Comprehensive income:
   Net income                                  --             --              --            --       136,455        --
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                      --             --              --            --          --          --
Total comprehensive income
Exercise of stock options                     2,296           --            15,910          --          --          --
Cash in lieu of fractional shares              --             --               (68)         --          --          --
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                          296           --             4,609          --          --          --
Dividends paid on common stock                 --             --              --            --       (12,790)       --
Dividends paid on preferred stock              --             --              --            --        (1,496)       --
Treasury stock repurchase                       (86)          --              --            --          --        (1,258)
Treasury stock sold                              18           --              --            --          --           357
Conversion of preferred stock                14,342         (1,996)         96,270       (96,270)       --          --
Redemption of preferred stock                  --             --              --              (6)       --          --
Allocation of shares under
    Employee Stock Ownership Plan             1,643           --             9,293          --          --          --
Adjustment for ML Bancorp's
    different fiscal year end                  --             --              --            --        (4,228)       --
                                        -----------    -----------        --------    ----------    --------    --------
Balance, December 31, 1998                  159,727           --          $649,341          --      $564,585     $(1,086)



                                              Unallocated    Accumulated
                                                Stock           Other              Total
                                                Held By      Comprehensive      Stockholders'
                                                 ESOP            Income            Equity
                                              -----------    -------------      -------------
Balance, December 31, 1995                    $(38,281)         $ 4,328         $  843,733
Comprehensive income:
   Net income                                     --               --               90,378
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                         --             (4,011)            (4,011)
Total comprehensive income                                                          86,367
Exercise of stock options                         --               --                3,175
Cash in lieu of fractional shares                 --               --                  (18)
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                            --               --                1,699
Stock dividends                                   --               --                 --
Stock dividends on unallocated
   Employee Stock Ownership
   Plan shares                                  (1,506)            --                 --
Dividends paid on common stock                    --               --              (18,763)
Dividends paid on preferred stock                 --               --               (6,250)
Treasury stock repurchase                         --               --              (29,580)
Purchase of shares under
   Employee Stock Ownership Plan                (4,559)            --               (4,559)
Allocation of shares under
   Employee Stock Ownership Plan                 3,694             --                5,597
Issuance of stock for West Jersey                 --               --                8,285
Other                                             --               --                   65
                                              --------          -------         ----------
Balance, December 31, 1996                     (40,652)             317            889,751
                                              --------          -------         ----------
Comprehensive income:
   Net income                                     --               --              102,538
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                         --             18,399             18,399
Total comprehensive income                                                         120,937
Exercise of stock options                         --               --               17,950
Cash in lieu of fractional shares                 --               --                  (30)
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                            --               --                2,544
Stock dividends                                   --               --                 --
Dividends paid on common stock                    --               --              (15,550)
Dividends paid on preferred stock                 --               --               (6,244)
Treasury stock repurchase                         --               --                 (473)
Treasury stock sold                               --               --               35,105
Retirement of treasury shares                     --               --                 --
Conversion of preferred stock                     --               --                 --
Allocation of shares under
    Employee Stock Ownership Plan                3,441             --                8,573
Adjustment for First State's
    different fiscal year end                     --                228             (4,979)
Other                                             --               --                  211
                                              --------          -------         ----------
Balance, December 31, 1997                     (37,211)          18,944          1,047,795
                                              --------          -------         ----------
Comprehensive income:
   Net income                                     --               --              136,455
   Change in unrecognized income on
     investment securities available-
     for-sale, net of tax                         --                (32)               (32)
Total comprehensive income                                                         136,423
Exercise of stock options                         --               --               15,910
Cash in lieu of fractional shares                 --               --                  (68)
Sale of stock under Dividend
   Reinvestment and Employee
   Stock Purchase Plan                            --               --                4,609
Dividends paid on common stock                    --               --              (12,790)
Dividends paid on preferred stock                 --               --               (1,496)
Treasury stock repurchase                         --               --               (1,258)
Treasury stock sold                               --               --                  357
Conversion of preferred stock                     --               --                 --
Redemption of preferred stock                     --               --                   (6)
Allocation of shares under
    Employee Stock Ownership Plan               10,319             --               19,612
Adjustment for ML Bancorp's
    different fiscal year end                     --               (792)            (5,020)
                                              --------          -------         ----------
Balance, December 31, 1998                    $(26,892)         $18,120         $1,204,068


          See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(IN THOUSANDS)


                                                                                           Year Ended December 31,
                                                                                 ------------------------------------------
                                                                                   1998             1997              1996
                                                                                 ---------        ---------         ---------
Cash Flows From Operating Activities:
  Net income                                                                    $  136,455       $  102,538        $   90,378
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses and deferred taxes                                   37,508           30,812            23,411
     Depreciation                                                                   13,434           12,070            12,661
     Amortization                                                                   18,204           34,725            23,991
     Gain on sale of loans, investment securities and other real estate owned      (20,533)          (8,860)          (13,457)
     Allocation of Employee Stock Ownership Plan                                    19,612            8,573             5,597
  Net change in:
     Loans held for sale                                                            13,748         (166,211)          102,049
     Accrued interest receivable                                                   (39,560)         (18,108)          (11,962)
     Prepaid expenses and other assets                                            (467,329)         (65,585)          (31,352)
     Other liabilities                                                             272,989            6,128           (24,793)
                                                                                 ---------        ---------         ---------
Net cash (used)/provided by operating activities                                   (15,472)         (63,918)          176,523
                                                                                 ---------        ---------         ---------
Cash Flows From Investing Activities:
  Proceeds from sales of investment securities available-for-sale
     and held-to-maturity                                                        2,158,361          857,249           901,987
  Proceeds from repayments and maturities of investment securities:
     Available-for-sale                                                          1,109,075          314,998           248,215
     Held-to-maturity                                                            2,062,628          965,549           710,988
  Purchases of investment securities:
     Available-for-sale                                                         (7,996,541)      (1,072,205)         (833,243)
     Held-to-maturity                                                            (471,326)       (1,418,741)       (1,309,363)
  Proceeds from sales of loans                                                   1,422,279           23,570            69,324
  Purchase of loans and mortgage servicing rights                               (1,966,864)      (2,794,487)       (1,444,452)
  Net change in loans other than purchases and sales                               464,382        1,027,549          (616,657)
  Proceeds from sales of premises and equipment                                     18,437           10,112             2,970
  Purchases of premises and equipment                                              (32,872)         (15,790)          (14,739)
  Proceeds from sales of other real estate owned                                    19,069           19,593            23,054
  Net cash (paid)/received from business combinations                             (302,808)          (8,552)            1,112
  Other, net                                                                        (4,228)          (4,996)                -
                                                                                 ---------        ---------         ---------
Net cash used by investing activities                                           (3,520,408)      (2,096,151)       (2,260,804)
                                                                                 ---------        ---------         ---------
Cash Flows From Financing Activities:
  Assumption of deposits                                                         2,231,149                -                 -
  Net increase in deposits                                                         576,982          855,750            25,435
  Net (decrease)/increase in short-term borrowings                             (2,135,369)          638,573           973,066
  Proceeds from long-term borrowings                                             3,169,839          621,630         1,061,051
  Repayments of long-term borrowings                                                     -                -                (2)
  Net (decrease)/increase in advance payments by
      borrowers for taxes and insurance                                           (14,192)             (420)            2,778
  Proceeds from issuance of Trust Preferred Securities                                   -           97,574            30,000
  Cash dividends paid to stockholders                                             (14,286)          (23,777)          (24,850)
  Proceeds from issuance of common stock                                            20,451           17,919             5,952
  Redemption of preferred stock                                                        (6)                -                 -
  Advance to the Employee Stock Ownership Plan                                           -             (325)          (10,206)
  (Purchase)/issuance of treasury stock                                              (901)           34,632           (29,580)
                                                                                 ---------        ---------         ---------
Net cash provided by financing activities                                        3,833,667        2,241,556         2,033,644
                                                                                 ---------        ---------         ---------
Net change in cash and cash equivalents                                            297,787           81,487           (50,637)
Cash and cash equivalents at beginning of period                                   255,937          174,450           225,087
                                                                                 ---------        ---------         ---------
Cash and cash equivalents at end of period                                      $  553,724       $  255,937        $  174,450
                                                                                 =========        =========         =========
Reconciliation of Cash And Cash Equivalents to Consolidated Balance Sheets:
  Cash and amounts due from depository institutions                             $  471,074        $ 238,623        $  159,383
  Interest-earning deposits                                                         82,650           17,314            15,067
                                                                                 ---------        ---------         ---------
  Cash and cash equivalents at end of period                                    $  553,724       $  255,937        $  174,450
                                                                                 =========        =========         =========

     Supplemental Disclosures: Income tax payments totaled $77.4 million in 1998, $63.2 million in 1997 and $60.5 million in 1996. Interest payments totaled $263 million in 1998, $717 million in 1997 and $679 million in 1996. Noncash activity consisted of mortgage loan securitization of $1.2 billion in 1998, $283 million in 1997 and $372 million in 1996; reclassification of long-term borrowings to short-term borrowings of $613 million in 1998, $862 million in 1997 and $958 million in 1996; and reclassification of mortgage loans to other real estate owned of $18.8 million in 1998, $22.1 million in 1997 and $21.9 million in 1996.

          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sovereign Bancorp, Inc. and subsidiaries ("Sovereign") is a Pennsylvania business corporation and is the holding company for Sovereign Bank. Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania. Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern and northcentral Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York and several New England States.

     The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with generally accepted accounting principles and have been followed on a consistent basis.

     a. Principles of Consolidation -- The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information -- All per share data has been restated to reflect the effect of the 6-for-5 stock split which was authorized on January 22, 1998, with a record date of March 31, 1998 and the 6-for-5 stock split which was authorized on January 16, 1997, with a record date of March 3, 1997.

     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method, which uses the average market price for the period. The dilutive effect of convertible debt or preferred stock continues to be calculated using the if-converted method.

     The following table presents the computation of earnings per share for the years indicated (in thousands, except per share data):


                                                                       1998          1997          1996
                                                                     --------      --------      --------
Basic Earnings Per Share:
  Net income applicable to common stock(1)                           $134,959      $ 96,294      $ 84,128
                                                                     --------      --------      --------
Average basic shares outstanding at end of period                     152,910       136,997       134,081
                                                                     ========      ========      ========
Basic earnings per share(2)                                          $    .88      $    .70      $    .63
                                                                     ========      ========      ========

                                                                         1998          1997          1996
                                                                     --------      --------      --------
Diluted Earnings Per Share:
Net income(1)                                                        $136,455      $102,538      $ 90,378
                                                                     --------      --------      --------
Average diluted shares outstanding at end of period                   158,172       151,356       148,449
Dilutive effect of average stock options, net of shares assumed
   to be repurchased under the treasury stock method                    3,039         4,550         3,874
                                                                     --------      --------      --------
Total average diluted shares outstanding at end of period             161,211       155,906       152,323
                                                                     ========      ========      ========
  Diluted earnings per share(2)                                      $    .85      $    .66      $    .59
                                                                     ========      ========      ========

--------------------------------------------------------------------------------
1) The 1998 results include the impact of merger-related charges of $33.8 million (after-tax) resulting from Sovereign's acquisitions during 1998. The 1997 results include the impact of merger-related charges of $36.7 million (after-tax) resulting from Sovereign's acquisitions during 1997. The 1996 results include a non-recurring SAIF assessment of $24.9 million (after-tax) paid to the FDIC for the recapitalization of the SAIF.

2) Excluding the merger-related charges described in Note 1 above, basic earnings per share and diluted earnings per share for 1998 were $1.10 and $1.06, respectively and for 1997 were $.97 and $.89, respectively. Excluding the non-recurring SAIF assessment described in Note 1 above, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.76, respectively.

     d. Interest-earning Deposits -- Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank of Pittsburgh ("FHLB") and deposits with other financial institutions generally having maturities of three months or less.

     e. Investment Securities -- Debt securities that the company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Securities that are bought and held principally for the purpose of selling are classified as trading and reported at fair value, with unrealized gains and losses included in earnings. Sovereign has no securities held for trading. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

     f. Forward Commitments and Options -- Sovereign utilizes forward commitments and/or options to hedge interest rate risk associated with loans held for sale and/or commitments to fund loans. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

     g. Mortgage Banking Activity -- Loans held for sale consist of residential mortgage loans originated or purchased by Sovereign and mortgage-backed securities originated by Sovereign. They are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated statements of operations.

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

     During 1997, Sovereign adopted the requirements of Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for various transfers of receivables and other financial assets that occurred during the year. In December 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which defers the effective date for the provisions of SFAS No. 125 relating to accounting for repurchase agreements, dollar rolls, securities lending and similar transactions until January 1, 1998. As a result of the adoption of SFAS No. 125 in 1997, as amended by SFAS No. 127, Sovereign continues to record servicing assets as well as retained rights to future interest income from the serviced assets that exceed the contractual servicing fee (interest-only strips) as assets on the balance sheet at the time the receivables are sold. As a result, the impact of adoption on net income was immaterial.

     The following table presents the activity of Sovereign's mortgage servicing rights for the years indicated. This activity does not reflect the reduction from the activity in Sovereign's valuation allowance for mortgage servicing rights presented in the table on the next page (in thousands):


                                                             1998         1997
                                                           --------     -------

     Balance, beginning of year                            $ 68,063    $ 58,759
     Net servicing assets recognized during the year         19,439      19,979
     Amortization                                           (11,875)    (10,675)
                                                           --------     -------
     Balance, end of year                                  $ 75,627    $ 68,063
                                                           ========     =======

     The mortgage servicing rights are amortized against loan servicing fee income on an accelerated basis in proportion to, and over the period of, estimated net future loan servicing fee income, which periods initially do not exceed eight years. For purposes of measuring impairment of capitalized mortgage servicing rights and minimizing the impact of risk, Sovereign conservatively evaluates the loans underlying these rights by stratifying them into certain homogeneous categories which include, but are not limited to, residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. For valuation purposes, at December 31, 1998, a weighted average discount rate of 9.19% was assumed and assumed prepayment speeds were consistent with published secondary market rates for Sovereign's market area. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

Notes to Consolidated Financial Statements




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

                                                                     Year Ended December 31,
                                                                   --------------------------
                                                                    1998      1997      1996
                                                                   ------    ------    ------
Balance, beginning of year                                        $ 3,295    $2,200    $1,200
Provision for mortgage servicing rights in excess of fair value    10,000     1,095     1,000
                                                                   ------     -----    ------
Balance, end of year                                              $13,295    $3,295    $2,200
                                                                   ======     =====    ======


     h. Allowance for Loan Losses -- An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." For purposes of measuring impairment as set forth by the provisions of SFAS No. 114 and SFAS No. 118, Sovereign defines impairment as all non-accrual loans, except for large groups of smaller-balance, homogeneous loans such as residential mortgage and consumer loans which are collectively evaluated for impairment.
                                      47

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

     Office buildings                              15 to 50 years
     Leasehold improvements                         5 to 10 years
     Furniture, fixtures and equipment              3 to 10 years
     Automobiles                                          3 years

     Expenditures for maintenance and repairs are charged to expense as incurred.

     l. Other Real Estate Owned -- Other real estate owned ("OREO") consists of properties acquired by or in lieu of foreclosure. OREO is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of OREO which occur after the initial transfer from the loan portfolio are recorded as other operating expenses. Costs of holding foreclosed property are charged to expense in the current period, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

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

Notes to Consolidated Financial Statements
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     r. Intangibles -- Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are amortized on an accelerated basis pursuant to core deposit studies and in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," over the estimated lives of the existing deposit relationships acquired, but not exceeding 15 years. Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Goodwill is being amortized using the straight line method over various periods not exceeding 25 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."

     s. Comprehensive Income -- In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The overall objective of SFAS No. 130 is to provide new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on Sovereign's net income or stockholders' equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):


                                                                                           Year Ended December 31,
                                                                               ----------------------------------------------
                                                                                  1998               1997              1996
                                                                               ----------        ----------        ----------
Net income                                                                   $    136,455       $   102,538       $    90,378
                                                                               ----------        ----------        ----------
Unrealized (losses) gains on securities arising during the year                   (16,095)           18,399            (4,011)
Less reclassification adjustment(1)                                                16,063               --                --
                                                                               ----------        ----------        ----------
Net unrealized (losses) gains recognized in other comprehensive income                (32)           18,399            (4,011)
                                                                               ----------        ----------        ----------
Comprehensive income(2)                                                      $    136,423       $   120,937       $    86,367
                                                                               ==========        ==========        ==========


(1) Sovereign has not calculated the reclassification adjustment for 1997 and 1996.
(2) Excluding merger-related charges, comprehensive income for 1998 and 1997 was $170 million and $158 million, respectively. Excluding the non-recurring SAIF assessment, comprehensive income for 1996 was $111 million.
--------------------------------------------------------------------------------

     Accumulated other comprehensive income, net of related tax, at December 31, 1998 and 1997 consisted of net unrealized gains on securities of $18.1 million and $18.9 million, respectively.

     t. Segment Reporting -- In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Sovereign is a large regional bank which offers a wide array of products and services to its customers. Pursuant to its super-community banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, as Sovereign is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Sovereign as of December 31, 1998.

(2) BUSINESS COMBINATIONS

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. This transaction was accounted for as a purchase. Sovereign paid a premium of $325 million for the CoreStates branches, of which $226 million was allocated to a core deposit intangible and of which $99 million was allocated to goodwill. Additionally, Sovereign established an initial loan loss reserve of $20.5 million in connection with the loans acquired from CoreStates. The goodwill and core deposit intangible are being amortized over approximately 25 years and 10 years, respectively. Sovereign's results of operations include the operations of the aforementioned branches from September 4, 1998 and thereafter.

     On July 31, 1998, Sovereign acquired Carnegie Bancorp ("Carnegie"), a $414 million commercial bank holding company headquartered in Princeton, New Jersey which operated seven branch offices throughout central New Jersey and one in Pennsylvania. Carnegie added loans, deposits and stockholders' equity to Sovereign of approximately $286 million, $329 million and $37 million, respectively. In accordance with the merger agreement, Carnegie common stock shareholders received 2.022 shares of Sovereign common stock in exchange for each share of Carnegie common stock. This transaction was accounted for as a pooling-of-interests.

     On July 31, 1998, Sovereign acquired First Home Bancorp Inc. ("First Home"), a $510 million savings bank holding company headquartered in Pennsville, New Jersey. First Home had one principal operating subsidiary which operated ten branch offices in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware. First Home added loans, deposits and stockholders' equity to Sovereign of approximately $273 million, $320 million and $38 million, respectively. In accordance with the merger agreement, First Home common stock shareholders received 1.779 of Sovereign common stock in exchange for each share of First Home common stock. This transaction was accounted for as a pooling-of-interests.

     As a result of the Carnegie and First Home transactions, Sovereign issued approximately 10.9 million new shares of common stock and recorded a merger-related charge of $7.8 million (after-tax) during the third quarter of 1998.

     On February 28, 1998, Sovereign acquired ML Bancorp, Inc. ("ML Bancorp"), a $2.4 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operated 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. The transaction added loans, deposits and stockholders' equity to Sovereign of $1.1 billion, $1.0 billion and $201 million, respectively. In accordance with the merger agreement, ML Bancorp shareholders received 1.62 (1.944 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of ML Bancorp common stock. Approximately 20.5 million new shares (24.6 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock were issued in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     Prior to the combination, ML Bancorp's fiscal year end was March 31, and accordingly, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1998 include ML Bancorp's results of operations for the two-month period ended February 28, 1998, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1997 include ML Bancorp's results of operations for the eleven-month period ended February 28, 1998 and Sovereign's results of operations for the twelve-month period ended December 31, 1996 include MLBancorp's results of operations for the twelve-month period ended March 31, 1997. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect ML Bancorp's activity for the two-month period ended February 28, 1998. That activity consisted of net income of $4.2 million and net unrealized gains on investment securities available-for-sale of $792,000.

Notes to Consolidated Financial Statements
(2) BUSINESS COMBINATIONS - (CONTINUED)

     The pre-merger results of operations for Sovereign, ML Bancorp, Carnegie and First Home (which were acquired pursuant to transactions accounted for as a pooling-of-interests) are as follows (in thousands):


                                                    Sovereign     MLBancorp(1)    Carnegie(2)    First Home(2)    Combined
                                                   ----------    ----------       --------       ----------       --------
Year Ended December 31, 1998
  Interest income                                  $1,284,933        $27,935        $19,517         $22,986     $1,355,371
  Interest expense                                    821,529         16,295          9,848          14,087        861,759
  Provision for loan losses                            27,467              -            260             234         27,961
  Other income                                        100,962          3,441            427             808        105,638
  Non-interest expense                                332,710          8,534         10,180           8,659        360,083
  Income tax provision                                 71,539          2,319            390             503         74,751
                                                    ---------         ------         ------          ------      ---------
  Net Income                                       $  132,650        $ 4,228        $ (734)         $   311     $  136,455
                                                    =========         ======         ======          ======      =========

--------------------------------------------------------------------------------
 (1) Reflects ML Bancorp's results of operations for the two-month period ended February 28, 1998.
 (2) Reflects Carnegie and First Home results of operations for the seven-month period ended July 31,1998.
--------------------------------------------------------------------------------


     During 1998, Sovereign recorded pre-tax merger-related charges of $50.4 million ($33.8 million after-tax) or $.21 per share, primarily related to costs incurred in connection with its acquisitions of ML Bancorp, Carnegie and First Home. The components of the merger-related charges were as follows (in thousands):

                                                          Requiring      Cash
                                                            Cash        Outflow
                                           Provision       Outflow      To Date
                                          -----------    -----------   --------

Severance and employee-related costs        $22,257       $22,257      $22,257
Merger transaction costs                      5,307         5,307        5,307
Writedowns of assets                         13,807             -            -
Office closing costs                          3,085         1,274        1,274
Miscellaneous                                 5,933         5,933        5,933
                                             ------        ------       ------
Total                                       $50,389       $34,771      $34,771
                                             ======        ======       ======



     Severance and employee-related costs relate primarily to severance costs and related taxes for employees of the three companies who were displaced as a result of merger, as well as the termination and distribution of ML Bancorp's Employee Stock Ownership Plan ("ML ESOP") and restricted stock plans in connection with the merger.

     Writedowns of assets include obsolescence of data processing equipment at all three companies as well as writedowns of servicing-related assets at ML Bancorp.

     The following table summarizes the activity in the merger-related accrual for the year ended December 31, 1998 (in thousands):

     Balance at December 31, 1997                     $     268
     Provision charged against income                    50,389
     Cash outflow                                       (34,771)
     Writedowns of assets                               (15,886)
                                                       --------
     Balance at December 31, 1998                     $     --
                                                       ========

     On September 19, 1997, Sovereign purchased Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto"). Fleet Auto consisted of approximately $2.0 billion of indirect auto loans, automotive floor plan loans and loans to automotive lessors. Fleet Auto had business relationships with over 2,000 automotive dealerships and served approximately 225,000 customers throughout New Jersey, New York and several New England states. Sovereign purchased Fleet Auto at a discount, which in part, reflected the need to establish initial reserves for possible loan losses of approximately $22.0 million or 1.50% of the indirect auto loans acquired. The transaction added $10.7 million of goodwill to Sovereign's balance sheet. Sovereign's consolidated results of operations include Fleet Auto's results of operations from September 19, 1997 and thereafter.

     On August 29, 1997, Sovereign acquired Bankers Corp. ("Bankers"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operated 15 branch offices located in Middlesex, Monmouth and Ocean counties, New Jersey. The transaction added loans, deposits, and shareholders' equity to Sovereign of $1.5 billion, $1.7 billion, and $204 million, respectively. In accordance with the merger agreement, Bankers shareholders received 1.854 (2.225 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of Bankers common stock. Sovereign issued approximately 23.0 million new shares (27.6 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. In accordance with the merger agreement, First State shareholders received 1.225 (1.76 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of First State common stock. Sovereign issued approximately 4.9 million new shares (7.06 million new shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the year ended December 31, 1996 include First State's results of operations for the twelve-month period ended September 30, 1996. Sovereign's consolidated results of operations for the year ended December 31, 1997 include First State's results of operations for the twelve-month period ended December 31, 1997. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net income of $6.2 million and net unrealized losses on investment securities available-for-sale of $228,000.

     The pre-merger results of operations for Sovereign, First State and Bankers (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

                                             Sovereign(1)   Bankers   Combined
                                             ---------     ---------  ----------
Year Ended December 31, 1997 (unaudited)
  Interest income                            $360,816      $89,398     $450,214
  Interest expense                            234,302       55,548      289,850
  Provision for loan losses                     9,700        2,300       12,000
  Other income                                 16,905        1,222       18,127
  Non-interest expense                         82,776       10,278       93,054
  Income tax provision                         20,230        8,172       28,402
                                             -------       -------      -------
  Net income                                 $ 30,713      $14,322      $45,035
                                             =======       =======      =======

--------------------------------------------------------------------------------
(1) Sovereign's result of operations include First State's results of operations.

Notes to Consolidated Financial Statements

     During 1997, Sovereign recorded pre-tax merger-related charges of $54.0 million ($36.7 million after-tax) or $.23 per share, primarily related to costs incurred in connection with its acquisitions of Bankers and First State. The components of the merger- related charges were as follows (in thousands):

                                                        Requiring       Cash
                                                          Cash         Outflow
                                         Provision       Outflow       To Date
                                        -----------    -----------   -----------
Severance and employee-related costs      $ 8,613       $ 8,613      $ 8,613
Merger transaction costs                    5,811         5,811        5,811
Credit related reserves                    24,900             -            -
Loss on sales of assets                    10,986             -            -
Office closing costs                        2,330             -            -
Miscellaneous                               1,377         1,377        1,377
                                           ------       -------       ------
Total                                     $54,017       $15,801      $15,801
                                           ======       =======       ======
--------------------------------------------------------------------------------

     On May 31, 1996, Sovereign acquired West Jersey Bancshares, Inc. ("West Jersey") in a transaction accounted for as a pooling-of-interests; however, the consolidated financial statements have not been restated due to immateriality. Sovereign acquired approximately $100 million in assets consisting principally of investment securities and loans and assumed approximately $73.0 million of deposit liabilities. West Jersey shareholders received .8335 (1.2 shares as adjusted for all subsequent stock dividends and stock splits) shares of Sovereign common stock in exchange for each share of West Jersey common stock, or $8.91 per share. Sovereign issued 1.7 million new shares (2.4 million shares as adjusted for all subsequent stock dividends and stock splits) of Sovereign common stock in connection with the transaction.


     On September 8, 1998, Sovereign executed a Definitive Agreement to acquire Peoples Bancorp, Inc. ("Peoples"), a $1.3 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operates 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The terms of the agreement call for a fixed exchange, without collars, of .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Peoples may elect to terminate the transaction at the closing if Sovereign's common stock price decreases below $11.00 per share and such a decrease exceeds, by 10% or more, the decrease of price derived from a peer group index. The transaction, which will be accounted for as a purchase, is subject to approval by various regulatory agencies and Peoples' shareholders. The transaction will add loans, deposits and stockholders' equity to Sovereign of approximately $430 million, $500 million and $340 million, respectively.


(3) Restrictions on cash and amounts due from depository institutions

     Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 1998 and 1997 were $237 million and $96.4 million, respectively.

(4) INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are as follows (in thousands):


                                                                      At December 31,
                                              -----------------------------------------------------------
                                                                           1998
                                              -----------------------------------------------------------
                                               Amortized        Unrealized      Unrealized         Fair
                                                 Cost          Appreciation    Depreciation       Value
                                              ----------       ------------    ------------      --------
Investment  Securities Available-for-Sale:
Investment Securities:
  U.S. Treasury and government
    agency securities                           $   35,480      $        1      $       64      $   35,417
  Corporate securities                              38,784           1,413             121          40,076
  Equity securities                                881,817          15,545          10,381         886,981
  Other securities                                   8,360             972            --             9,332
Mortgage-backed Securities:
  FHLMC                                             85,761             867             264          86,364
  FNMA                                              40,645             335              57          40,923
  GNMA                                              42,434             749              14          43,169
  Collateralized mortgage
    obligations                                  3,531,948          11,214           2,785       3,540,377
  Other securities                               1,969,322          15,976           5,510       1,979,788
                                                ----------      ----------      ----------      ----------
Total investment securities
   available-for-sale                           $6,634,551      $   47,072      $   19,196      $6,662,427
                                                ==========      ==========      ==========      ==========




                                                                           At December 31,
                                                   -----------------------------------------------------------
                                                                                1997
                                                   -----------------------------------------------------------
                                                    Amortized        Unrealized      Unrealized         Fair
                                                      Cost          Appreciation    Depreciation       Value
                                                   ----------       ------------    ------------      --------
Investment  Securities Available-for-Sale:
Investment Securities:
  U.S. Treasury and government
    agency securities                              $   46,515      $      115      $     --        $   46,630
  Corporate securities                                   --              --              --              --
  Equity securities                                   643,288          18,898              79         662,107
  Other securities                                     46,935           4,447             298          51,084
Mortgage-backed Securities:
  FHLMC                                               420,590           3,493             397         423,686
  FNMA                                                202,740           1,631             401         203,970
  GNMA                                                256,532           1,908             600         257,840
  Collateralized mortgage
    obligations                                       296,633           1,581           1,515         296,699
  Other securities                                     14,295               9              58          14,246
                                                   ----------      ----------      ----------      ----------
Total investment securities
   available-for-sale                              $1,927,528      $   32,082      $    3,348      $1,956,262
                                                   ==========      ==========      ==========      ==========



                                                                      At December 31,
                                              -----------------------------------------------------------
                                                                           1998
                                              -----------------------------------------------------------
                                               Amortized        Unrealized      Unrealized         Fair
                                                 Cost          Appreciation    Depreciation       Value
                                              ----------       ------------    ------------      --------
Investment  Securities Held-to-Maturity:
Investment securities:
  U.S. Treasury and government
    agency securities                         $   31,180      $      151      $       78       $   31,253
  Corporate securities                              --              --              --               --
  Other securities                                54,481           3,691             122           58,050
Mortgage-backed securities:
  FHLMC                                          242,558           4,733             104          247,187
  FNMA                                           176,167           3,371              85          179,453
  GNMA                                           292,664           6,009            --            298,673
  RTC                                               --              --              --               --
  Private issues                                  74,523           1,165             136           75,552
  Collateralized mortgage
    obligations                                  968,082           4,541           2,208          970,415
                                              ----------      ----------      ----------       ----------
Total investment securities
   held-to-maturity                           $1,839,655      $   23,661      $    2,733       $1,860,583
                                              ----------      ----------      ----------       ----------


                                                                              At December 31,
                                                      -----------------------------------------------------------
                                                                                   1997
                                                      -----------------------------------------------------------
                                                       Amortized        Unrealized      Unrealized         Fair
                                                         Cost          Appreciation    Depreciation       Value
                                                      ----------       ------------    ------------      --------
Investment  Securities Held-to-Maturity:
Investment securities:
  U.S. Treasury and government
    agency securities                                  $   47,520         $     335      $     430     $   47,425
  Corporate securities                                      1,050                24           --            1,074
  Other securities                                         61,406             3,832            150         65,088
Mortgage-backed securities:
  FHLMC                                                   383,790             7,569            520        390,839
  FNMA                                                    243,116             3,752            412        246,456
  GNMA                                                    415,840             8,336            157        424,019
  RTC                                                         411              --                1            410
  Private issues                                          124,794               999             82        125,711
  Collateralized mortgage
    obligations                                         2,138,524             9,964          2,647      2,145,841
                                                       ----------         ---------      ---------     ----------
Total investment securities
   held-to-maturity                                    $3,416,451         $  34,811      $   4,399     $3,446,863
                                                       ==========         =========      =========     ==========

Notes to Consolidated Financial Statements

     The amortized cost and estimated fair value of investment securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
                                                         Amortized
                                                           Cost       Fair Value
                                                        ----------    ----------
Investment Securities Available-for-Sale:
  Due in one year or less                              $   192,684   $   192,816
  Due after one year through five years                     14,060        14,040
  Due after five years through ten years                    16,449        16,585
  Due after ten years                                    5,530,170     5,552,850
  No stated maturity                                       881,188       886,136
                                                         ---------     ---------
Total investment securities available-for-sale          $6,634,551   $ 6,662,427
                                                         =========     =========

                                                         Amortized
                                                           Cost       Fair Value
                                                         ---------     ---------
Investment Securities Held-to-Maturity:
  Due in one year or less                              $    36,478   $    36,500
  Due after one year through five years                      4,074         4,156
  Due after five years through ten years                   158,928       160,310
  Due after ten years                                    1,640,175     1,659,617
                                                        ----------   -----------
     Total investment securities held-to-maturity      $ 1,839,655   $ 1,860,583
                                                        ==========   ===========

     Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):


                                                    Available-for-Sale                          Held-to-Maturity
                                                  Year Ended December 31,                    Year Ended December 31,
                                            ---------------------------------           --------------------------------
                                               1998        1997        1996               1998        1997        1996
                                            ---------    --------    --------           --------    --------    --------
Proceeds from sales                        $2,145,929    $295,933    $901,987           $12,432    $ 561,316   $      --
                                            =========     =======     =======            ======     ========    ========
Gross realized gains(1)                        27,729       3,751       9,844                --          183          --
Gross realized losses(1)                       11,449       2,893       4,858               457       10,217          --
                                            ---------     -------     -------            ------     --------    --------
Net realized gains/(losses)                $   16,280    $    858    $  4,986           $ (457)    $(10,034)   $      --
                                            =========     =======     =======            ======     ========    ========

--------------------------------------------------------------------------------
(1) Included in gross realized gains and losses from sales of investment securities are $1.7 million of gains and $10.1 million of losses resulting from the termination of interest rate swaps which were hedging the specific securities sold.
--------------------------------------------------------------------------------

     Proceeds from sales of investment securities held-to-maturity for the years ended December 31, 1998 and 1997 were the result of the liquidation of certain held-to-maturity securities acquired from ML Bancorp in 1998 and Bankers in 1997. These sales were completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position, and the impact of these sales was included as part of the merger-related charges for ML Bancorp and Bankers.

     Tax-exempt income included in interest and dividends on investment securities for the years ended December 31, 1998, 1997 and 1996 were $17.9 million, $10.5 million and $5.4 million, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 1998, 1997 and 1996 were $5.7 million, $(3.2) million and $1.7 million, respectively. Investment securities with an estimated fair value of $1.8 billion and $1.6 billion were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 1998 and 1997, respectively.

(5) LOANS

A summary of loans included in the consolidated balance sheets follows (in thousands):


                                                                            At December 31,
                                                                   ----------------------------
                                                                         1998           1997
                                                                   -------------    -----------

Residential real estate loans                                      $  5,113,537     $ 6,634,271
Residential construction loans (net of loans in process of
  $89,509 and $49,568, respectively)                                     62,536         137,367
     Total Residential Loans                                          5,176,073       6,771,638
Commercial real estate loans                                            887,938         664,943
Commercial loans                                                        717,440         356,517
Automotive floor plan loans.                                            578,147         279,757
Multi-family loans                                                      115,195         115,570
                                                                    -----------      ----------
     Total Commercial Loans                                           2,298,720       1,416,787
                                                                    -----------      ----------
Home equity loans                                                     1,750,883       1,050,304
Auto loans                                                            1,510,676       1,553,318
Loans to automotive lessors                                             252,856         267,033
Student loans                                                           256,744         190,440
Credit cards                                                                 --          54,887
Other                                                                    39,888          19,715
                                                                    -----------      ----------
     Total Consumer Loans                                             3,811,047       3,135,697
                                                                    -----------      ----------
     Total Loans(1)                                                 $11,285,840     $11,324,122
Total Loans with:(2)
  Fixed rate                                                       $  5,798,158     $ 4,548,951
  Variable rate                                                       5,487,682       6,775,171
                                                                    -----------      ----------
     Total Loans(1)                                                $ 11,285,840     $11,324,122
                                                                    ===========      ==========

--------------------------------------------------------------------------------
(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $16.9 million for 1998 and $20.3 million for 1997.
(2) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed below.
--------------------------------------------------------------------------------

     As a result of Sovereign's use of interest rate swaps for interest rate risk management, at December 31, 1998, $175 million of intermediate variable rate mortgage loans (loans with a five-year fixed rate period) have effectively been converted to variable rate over the fixed rate period.

     The total amount of loans being serviced for the benefit of others was $6.7 billion, $6.4 billion and $5.9 billion at December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, Sovereign had mortgage servicing rights of $62.3 million and $64.8 million, respectively.

     Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 1998, loans to related parties totaled $2.7 million.

     For additional information with respect to the scheduled maturity of Sovereign's loan portfolio, see Table 6 in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loan Portfolio" on page 26.

     The activity in the allowance for loan losses is as follows (in thousands):


                                                       Year Ended December 31,
                                             ----------------------------------
                                               1998        1997         1996
                                             --------    --------     ---------
Balance, beginning of period                $ 116,823    $  73,847    $  67,515
Acquired reserves and other additions          22,660       20,652          716
Provision for loan losses.                     27,961       41,125       22,685
Charge-offs                                    46,330       24,184       18,941
Recoveries.                                    12,688        5,383        1,872
                                             --------     --------     --------
Balance, end of period                      $ 133,802    $ 116,823    $  73,847
                                             ========     ========     ========

Notes to Consolidated Financial Statements

     Sovereign encourages loan officers to follow specific procedures in the early identification and collection of problem loans. If a loan becomes seriously delinquent or the loan officer is not successful in the resolution of the problem loan, the account is transferred to Sovereign's Asset Recovery Team. At this time the account is analyzed for collateral values and the cash flows available to repay the loan. If it is determined that there is a collateral shortfall and insufficient cash flow to repay the debt, a reserve will be established. At any time during this process and at the loan officer's discretion, the account may be placed on non-accrual status. By following these procedures, losses are minimized on impaired loans.

     Impaired loans are summarized as follows (in thousands):

                                                       At December 31,
                                                  --------------------------
                                                    1998             1997
                                                  --------          --------
Impaired loans without a related reserve         $      --         $     137
Impaired loans with a related reserve               63,296            24,802
                                                  --------          --------
     Total impaired loans                        $  63,296         $  24,939
                                                  ========          ========
Reserve for impaired loans                       $  18,582         $   8,249
                                                  ========          ========

     The average balance of impaired loans for 1998, 1997 and 1996 was $58.1 million, $29.2 million and $30.5 million, respectively.


(6) Premises and equipment

      A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                         At December 31,
                                                    --------------------------
                                                      1998             1997
                                                    --------          --------
Land                                              $   14,923        $   15,636
Office buildings                                      69,542            64,532
Furniture, fixtures, and equipment                    94,055            85,479
Leasehold improvements                                21,351            16,578
Automobiles                                              849             1,129
                                                    --------          --------
                                                     200,720           183,354
Less accumulated depreciation                       (102,229)          (91,081)
                                                    --------          --------
  Total premises and equipment                     $  98,491         $  92,273
                                                    ========          ========

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1998, are summarized as follows (in thousands):

                                                   At December 31,
                                                        1998
                                                   ---------------
     1999                                              $ 14,538
     2000                                                13,243
     2001                                                12,332
     2002                                                10,273
     2003                                                 7,568
     Thereafter                                          27,665
                                                      ---------
          Total                                        $ 85,619
                                                      =========

     Total rental expense for all leases for the years ended December 31, 1998, 1997 and 1996 was $10.6 million, $7.9 million and $6.3 million, respectively.

(7) ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                          At December 31,
                                                   ---------------------------
                                                     1998              1997
                                                   ---------         ---------
Accrued interest receivable on:
  Investment securities                           $   57,809       $    36,800
  Loans                                               89,632            71,229
                                                   ---------         ---------
     Total interest receivable                    $  147,441       $   108,029
                                                   =========         =========

     Accrued interest receivable is stated net of an allowance for potentially uncollected interest (for loans on non-accrual and for loans that have been restructured). If these non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 1998, 1997 and 1996 would have increased by approximately $9.5 million, $7.5 million and $8.5 million, respectively. Interest income recorded on these loans for the years ended December 31, 1998, 1997 and 1996 was $3.3 million, $2.4 million and $2.4 million respectively.

(8) DEPOSITS

     Deposits are summarized as follows (in thousands):

                                                                            At December 31,
                                                                            ---------------
                                                            1998                                        1997
                                                            ----                                        ----
                                              Balance      Percent       Rate             Balance      Percent       Rate
                                            ----------     -------       ----           ----------     -------       ----
Demand deposit accounts                    $ 1,104,170        9%          -- %         $   611,670         6%          -- %
NOW accounts                                 1,281,516       10          1.24              723,182         8          1.29
Savings accounts                             2,295,448       19          2.83            1,900,334        20          3.02
Money market accounts                        1,545,634       13          3.78              916,788        10          4.06
Retail certificates of deposit               5,172,196       42          5.24            4,673,467        49          5.54
Jumbo certificates of deposit                  923,752        7          5.40              689,853         7          5.76
                                            ----------     ----          ----           ----------      ----          ----
     Total deposits                        $12,322,716      100%         3.73%          $9,515,294       100%         4.23%
                                           ===========     ====          ====           ==========      ====          ====


     Certificate accounts are frequently renewed at maturity rather than paid out. The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1998 (in thousands):


                                  Within Six    Six Mos./       One/        Three/        Five/         Over
                                     Mos.        One Yr.     Three Yrs.    Five Yrs.     Ten Yrs       Ten Yrs       Total
                                 -------------------------------------------------------------------------------------------
Certificate accounts by rate:
Less than 4.001%                 $   163,830    $    9,982   $ 12,147      $     87     $24,249        $2,799     $  213,094
4.001%-- 6.000%                    3,511,179     1,433,186    502,519        73,956      14,250           301      5,535,391
6.001%-- 8.000%                       76,754        86,156    114,658        29,478      27,301             8        334,355
8.001%-- 10.000%                       5,043         1,412      1,507           387       1,083           354          9,786
Above 10.000%                            167           105        957           213       1,791            89          3,322
                                 -----------    ----------   --------      --------     -------        ------     ----------
Total certificate accounts       $ 3,756,973    $1,530,841   $631,788      $104,121     $68,674        $3,551     $6,095,948
                                 ===========    ==========   ========      ========     =======        ======     ==========

Notes to Consolidated Financial Statements

     The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1998 (in thousands):
                                                     At December 31,
                                                          1998
                                                       -----------
                      1999                            $  5,287,816
                      2000                                 523,672
                      2001                                 108,114
                      2002                                  52,259
                      2003                                  51,862
                      Thereafter                            72,225
                                                       -----------
                         Total                        $  6,095,948
                                                       ===========









     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 1998 (in thousands):
                                                               At December 31,
                                                                   1998
                                                                -----------
           Three months or less                                $    496,443
           Over three through six months                            548,181
           Over six through twelve month                            181,048
           Over twelve months                                        78,610
                                                                -----------
                Total                                          $  1,304,282
                                                                ===========


     Interest expense on deposits is summarized as follows (in thousands):

                                                         At December 31,
                                                 -------------------------------
                                                1998         1997          1996
                                              -------      -------       -------
Demand deposit and NOW accounts              $ 16,387     $  7,967      $  9,423
Savings accounts                               62,694       58,974        51,824
Money market accounts                          45,055       33,719        34,387
Certificates of deposit.                      316,164      278,153       255,450
                                              -------      -------       -------
     Total interest expense on deposits      $440,300     $378,813      $351,084
                                              =======      =======       =======


     Deposits of related parties include deposits made by certain officers, directors and their affiliated interests. At December 31, 1998, deposits of related parties totaled $1.7 million.

(9) SHORT-TERM AND LONG-TERM BORROWINGS

     Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):


                                                           At December 31,
                                                 -------------------------------
                                                     1998                1997
                                                 -----------          ----------
Securities sold under repurchase agreements      $   315,540          $  787,700
Federal Home Loan Bank advances                    3,409,243           4,626,401
Other borrowings                                     196,901              41,793
                                                 -----------          ----------
     Total borrowings                            $ 3,921,684          $5,455,894

     Included in short-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of investment securities which had a book value of $180 million and $723 million and a market value of $182 million and $729 million at December 31, 1998 and 1997, respectively.

     Effective January 1, 1998, Sovereign adopted the provisions of SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." The provisions of SFAS No. 127 defer the effective date for the provisions of SFAS No. 125 relating to accounting for repurchase agreements, dollar rolls, securities lending and similar transactions. Accordingly, qualifying repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains in the asset accounts, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to resell to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York.

     The following table summarizes information regarding short-term securities sold under repurchase agreements (in thousands):


                                                                                              December 31,
                                                                             -------------------------------------------
                                                                                1998              1997            1996
                                                                             ----------        ----------      ---------
Balance                                                                      $315,540          $  787,700     $  939,659
Weighted average interest rate                                                   5.32%               5.61%          5.58%
Maximum amount outstanding at any month-end during the year                  $956,394          $1,515,156     $1,310,406
Average amount outstanding during the year                                   $525,986          $1,222,183     $  804,012
Weighted average interest rate during the year                                   5.39%               5.67%          5.77%


     The following table summarizes information regarding short-term FHLB advances (in thousands):


                                                                                              December 31,
                                                                             -------------------------------------------
                                                                                1998              1997            1996
                                                                             ----------        ----------      ---------
Balance                                                                      $3,409,243        $4,626,401     $3,079,801
Weighted average interest rate                                                     5.32%             5.91%          5.82%
Maximum amount outstanding at any month-end during the year                  $5,361,401        $4,709,176     $3,842,670
Average amount outstanding during the year                                   $4,420,827        $3,718,562     $2,356,162
Weighted average interest rate during the year                                     5.98%             6.03%          5.88%


     The following table summarizes information regarding short-term federal funds purchased (in thousands):


                                                                                              December 31,
                                                                             -------------------------------------------
                                                                                1998              1997            1996
                                                                             ----------        ----------      ---------
Balance                                                                      $   --            $    --        $12,000
Weighted average interest rate                                                   --%                --%          7.26%
Maximum amount outstanding at any month-end during the year                  $   --            $22,400        $43,400
Average amount outstanding during the year                                   $   --            $ 3,860        $15,840
Weighted average interest rate during the year                                   --%              5.68%          5.44%

Notes to Consolidated Financial Statements


(9) SHORT-TERM AND LONG-TERM BORROWINGS - (CONTINUED)

     Long-term Borrowings. Long-term securities sold under repurchase agreements had weighted average interest rates of 5.58% and 5.88% at December 31, 1998 and 1997, respectively. Long-term FHLB advances had weighted average interest rates of 4.96% and 6.07% at December 31, 1998 and 1997, respectively. Long-term borrowings are as follows (in thousands):


                                                                   At December 31,
                                                                ------------------------
                                                               1998              1997
                                                             ---------         ---------
Securities sold under repurchase agreements,
  maturing January 2000 to May 2008                         $  340,000      $    362,393
FHLB advances, maturing February 2000 to April 2012          3,492,262           898,998
6.75% senior notes, due July 1, 2000                            49,653            49,655
6.75% subordinated debentures, due 2000                         27,894            27,831
8.50% subordinated debentures, due 2002                         19,708            19,629
8.00% subordinated debentures, due 2003                         49,391            49,243
                                                             ---------         ---------
  Total long-term borrowings                                $3,978,908      $  1,407,749
                                                             =========         =========


     Included in long-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consisted of mortgage-backed securities which had a book value of $340 million and a market value of $344 million at December 31, 1998. Single issuers of these repurchase agreements having an aggregate book value in excess of 10% of Sovereign's stockholders' equity at December 31, 1998 included Salomon Smith Barney Holdings, Inc. with $197 million and a weighted average maturity of 2.2 years and Lehman Brothers, Inc. with $123 million and a weighted average maturity of
7.7 years.

     The majority of FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB. The remaining FHLB advances are collateralized by mortgage-backed securities.

     The 6.75% notes are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures are non-amortizing and are not redeemable prior to maturity. The 6.75% debentures and a portion of the FHLB advances have, through the use of interest rate swaps, been effectively converted from fixed rate obligations to variable rate obligations. The 8.50% debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part at any time on or after September 15, 1999. The 8.00% debentures are non-amortizing and are not redeemable prior to maturity.

     The following table sets forth the maturity of Sovereign's long-term borrowings as scheduled to mature contractually at December 31, 1998 (in thousands):

                                                      At December 31,
                                                              1998
                                                      ---------------
            1999                                         $        --
            2000                                              269,547
            2001                                              363,000
            2002                                              486,708
            2003                                              814,391
            Thereafter                                      2,045,262
                                                          -----------
               Total                                     $  3,978,908
                                                          ===========

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

     During March 1997, ML Bancorp, a predecessor company of Sovereign, also issued $50.0 million of Trust Preferred securities at an interest rate of 9.875%, with a scheduled maturity of March 1, 2027. The securities were issued by ML Capital Trust I and proceeds from the issuance were invested in Junior Subordinated Debentures issued by ML Bancorp. Sovereign assumed ML Bancorp's obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March 1, 2007.

     The Trust Preferred offerings are classified as and are similar to a minority interest and are presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of Sovereign Bancorp, Inc." The Trust Preferred offerings qualify for Tier I capital treatment for Sovereign and the loan payments from Sovereign to the Trust are fully tax deductible.

(11) STOCKHOLDERS' EQUITY

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the OTS to have minimum regulatory tangible capital equal to 1.5% of total tangible assets, a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Sovereign Bank was in compliance with all of these capital requirements as of December 31, 1998. The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 1998 (in thousands):

                                                             Tangible         Leverage          Leverage        Risk-Based
                                                            Capital to       Capital to        Capital to       Capital to
                                                             Tangible         Tangible        Risk-Adjusted    Risk-Adjusted
                                                              Assets           Assets            Assets           Assets
                                                           -------------    -------------     -------------    ------------
Sovereign Bank:

Regulatory capital                                            $1,107,748       $1,107,748       $1,107,748       $1,230,442
Minimum capital requirement                                      325,259          637,364          476,865          953,731
                                                               ---------        ---------        ---------        ---------
  Excess                                                      $  782,489       $  470,384       $  630,883       $  276,711
                                                               =========        =========        =========        =========
Capital ratio                                                       5.11%            5.21%            9.29%           10.32%

Notes to Consolidated Financial Statements

     OTS capital regulations do not apply to holding companies. The following schedule summarizes actual capital balances of Sovereign Bancorp at December 31, 1998 as if those regulations did apply to Sovereign Bancorp (in thousands):

                                                             Tangible         Leverage          Leverage       Risk-Based
                                                            Capital to       Capital to        Capital to       Capital to
                                                             Tangible         Tangible        Risk-Adjusted    Risk-Adjusted
                                                              Assets           Assets            Assets           Assets
                                                           -------------    -------------     -------------    ------------
Sovereign Bancorp:

Regulatory capital                                             $753,790            $882,840       $882,840       $1,354,036
Minimum capital requirement                                     321,870             630,717        481,486          962,971
                                                                -------             -------        -------        ---------
  Excess                                                       $431,920            $252,123       $401,354       $  391,065
                                                                =======             =======        =======        =========
Capital ratio                                                      3.51%               4.20     %     7.33%           11.25%


     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1998, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs. The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances such as in the case of certain excess distributions or complete redemptions. None of the limited circumstances requiring recapture are anticipated by Sovereign. Retained earnings at December 31, 1998 included $62.4 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

     Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 1998, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

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

     On May 17, 1995, Sovereign completed the sale of 2.0 million shares of Convertible Preferred Stock, raising $96.4 million in capital. The 6 1/4% non-voting, Cumulative Convertible Preferred Stock was convertible at the option of the holder at any time, unless previously redeemed, at a conversion rate (adjusted to reflect all stock dividends and stock splits) of 7.184 shares of common stock for each share of preferred stock; equivalent to a conversion price of $6.960 per share of common stock. On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B.

(12) STOCK OPTION PLANS

     Sovereign grants stock options for a fixed number of shares to key officers and directors with an exercise price equal to the fair value of the shares at the date of grant. Sovereign's stock options expire not more than ten years after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 14.2 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits.


                                                                                                               Price Per
                                                                                            Shares               Share
                                                                                           ---------        ---------------

Options outstanding December 31, 1995                                                     8,509,516       $  .96  -   $7.51
                                                                                           ---------        ---------------
Granted                                                                                     767,921       $ 6.16  -   $8.94
Exercised                                                                                (1,051,867)      $  .97  -   $6.45
Forfeited                                                                                  (159,675)      $ 3.84  -   $7.51
                                                                                           ---------

Options outstanding December 31, 1996 (3,758,345 shares exercisable)                      8,065,895       $  .96  -   $8.94
                                                                                           ---------        ---------------
Granted                                                                                   1,382,278       $ 8.17  -  $15.94
Exercised                                                                                (3,388,704)      $  .97  -   $7.51
Forfeited                                                                                   (26,016)      $ 3.84  -  $10.54
                                                                                           ---------

Options outstanding December 31, 1997 (4,351,317 shares exercisable)                       6,033,453      $  .96  -  $16.77
                                                                                           ---------        ---------------
Granted                                                                                      934,070      $13.38  -  $20.25
Exercised                                                                                 (2,295,265)     $  .97  -  $10.54
Forfeited                                                                                   (172,550)     $ 8.22  -  $20.25
                                                                                            ---------

Options outstanding December 31, 1998 (3,371,038 shares exercisable)                       4,499,708      $  .96  -  $20.25
                                                                                           =========        ===============

     The following table summarizes Sovereign's stock options outstanding at December 31, 1998:


                                                Options Outstanding                      Options Exercisable
                                        ---------------------------------------         ----------------------
                                                    Wtd. Avg.      Wtd. Avg.                         Wtd. Avg.
                                                    Exercise       Remaining                         Exercise
                Exercise Prices         Shares        Price    Contractual Life         Shares         Price
                ---------------         ------      ---------  ----------------         ------       ---------
                   $.96-$5.90         2,485,494      $ 3.60           4.51             2,485,494      $ 3.60
                 $6.07-$12.71           636,264      $ 8.14           7.89               636,264      $ 8.14
                $13.28-$20.25         1,377,950      $14.65           9.15               249,280      $13.59
                                      ---------      ------           ----             ---------      ------

                        Total         4,499,708      $ 7.63           6.41             3,371,038      $ 5.19
                                      =========      ======           ====             =========      ======


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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Grant date year                           1998            1997            1996
Options granted                        934,070       1,382,278         466,581
Options forfeited                       72,600         103,169           5,325
Expected volatility                       .278       .200-.840       .239-.840
Expected life in years                    6.00       4.00-7.50       5.00-7.50
Stock price on date of grant     $13.38-$20.25    $8.17-$15.94     $6.16-$8.94
Exercise price                   $13.38-$20.25    $8.17-$15.94     $6.16-$8.94
Weighted average exercise price         $15.25          $10.42           $6.55
Weighted average fair value              $5.38           $4.47           $3.44
Expected dividend yield                    .67%       .21%-3.00%      .21%-2.42%
Risk-free interest rate             4.65%-5.72%      5.76%-6.88%     5.23%-6.88%
Vesting period in years                      1             0-4             1-5

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

     The pro forma reduction to net income for 1998, 1997 and 1996 was $2.9 million, $2.5 million and $426,000, respectively. The pro forma reduction to diluted earnings per share for 1998 was $.02, for 1997 was $.02 and for 1996 was $.00.

 (13) EMPLOYEE BENEFIT PLANS

     Sovereign sponsors a non-contributory defined benefit pension plan which covers substantially all employees who have attained the age of 21 and completed one year of service. Benefits under the plan are based upon years of service and the employees' average compensation computed based upon the five consecutive plan years of highest pay during the ten years preceding retirement or termination. At December 31, 1998, the Sovereign pension plan held approximately 79,000 shares of Sovereign common stock with a fair market value of $1.1 million. Dividends paid on these shares during 1998 totaled $6,000.

     It is Sovereign's policy to fund the minimum contribution as determined by an actuarial valuation. The net periodic pension costs for this plan are comprised of the following components (in thousands):

                                                                  At December 31,
                                                        ---------------------------------
                                                          1998         1997         1996
                                                        --------     --------     -------
Service cost benefits earned during the period          $ 2,248      $ 1,928      $ 1,736
Interest cost on projected benefit obligation             2,498        2,550        2,311
Actual return on plan assets                             (7,028)      (7,227)      (4,824)
Amortization of unrecognized net assets and other
  deferred amounts, net                                   3,761        3,037        1,390
Curtailment loss                                              -            -          542
Asset gain                                                    -          331           62
                                                         ------       ------        -----
  Net periodic pension expense                          $ 1,479      $   619      $ 1,217
                                                         ======       ======        =====


     The following table sets forth the Change in Benefit Obligation, Change in Plan Assets and Funded Status for Sovereign's pension plan at December 31, 1998 and 1997 (in thousands):

                                                       Year Ended December 31,
                                                      -------------------------
                                                        1998           1997
                                                      ---------    -----------
Change in Benifit Obligation
Benifit obligation at beginning of year               $  37,303     $   37,398
Service cost                                              2,248          1,928
Interest cost                                             2,498          2,550
Actuarial gains                                             895            233
Benefits paid                                            (4,696)        (4,806)
                                                      ---------     ----------
Benefit obligation at end of year                        38,248         37,303
                                                      ---------     ----------

Change in Plan Assets
Fair value of plan assets at beginning of year           41,787         38,602
Actual return on plan assets                              7,028          7,227
Company contributions                                       105            764
Benefits paid                                            (4,696)        (4,806)
                                                      ---------     ----------

Fair value of plan assets at end of year                 44,224         41,787
                                                      ---------     ----------

Funded Status of the Plan                                 5,976          4,484
Unrecognized net actuarial loss                          (5,351)        (2,234)
Unrecognized net transition asset                         1,176          1,176
Unrecognized prior service cost                             773            627
                                                      ---------     ----------
Prepaid benefit cost                                  $   2,574     $    4,053
                                                      =========      =========


     In determining the projected benefit obligation, the assumed discount rates at December 31, 1998, 1997 and 1996 were 6.75%, 6.77% and 7.18%, respectively.
The weighted average rate of salary increase was 4.50% for 1998, 4.46% for 1997 and 5.17% for 1996. The expected long-term rate of return on assets used in determining net periodic pension expense was 9.00% for 1998, 8.92% for 1997 and 8.73% for 1996.

     The pension plan's assets consist primarily of common stock, fixed income securities such as corporate bonds and U.S. Treasury securities and units of certain common trust funds.

Notes to Consolidated Financial Statements

     Sovereign also maintains a 401(k) savings plan. Substantially all employees of Sovereign are eligible to participate in the 401(k) savings plan following their completion of one year of service and attaining age 21. Sovereign's contributions to this plan were $1.5 million, $753,000 and $728,000 during 1998, 1997 and 1996, respectively. Pursuant to this plan, employees can contribute up to 10% of their compensation to the plan. Sovereign contributes up to 50% of the employee contribution up to 6% of compensation in the form of Sovereign common stock.

     Sovereign maintains an Employee Stock Ownership Plan ("Sovereign ESOP"), and substantially all employees of Sovereign are eligible to participate in the Sovereign ESOP following their completion of one year of service and attaining age 21. The Sovereign ESOP is a deferred contribution plan which provides retirement benefits for participants and beneficiaries by purchasing Sovereign common stock in the open market. The amount of annual contributions to the Sovereign ESOP by Sovereign is determined by the Board of Directors based upon the financial performance of Sovereign each year. Sovereign recognized as expense $4.0 million, $7.7 million and $4.6 million to the ESOP during 1998, 1997 and 1996, respectively.

     On November 21, 1994, Sovereign's Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The Sovereign ESOP is funded through direct loans from Sovereign totaling approximately $38.0 million at year-end 1998. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the Sovereign ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Sovereign has committed to make contributions sufficient to provide for the ESOP debt requirements. At December 31, 1998, the Sovereign ESOP held 5.7 million shares of which 1.4 million shares were allocated to employee accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 1998, the fair value of the unallocated shares held by the ESOP was $62.3 million.

     Sovereign also maintains an Employee Stock Purchase Plan which permits eligible employees to purchase Sovereign common stock directly from Sovereign. Purchases of common stock are limited to 15% of a participant's compensation. During 1998, 1997 and 1996, participants purchased Sovereign common stock at a price equal to 92.5% of the fair value of Sovereign common stock on the offering date. Compensation expense for this plan for the year ended December 31, 1998, 1997 and 1996 was $106,000, $46,000 and $41,000, respectively.

     ML Bancorp, previous to its merger with Sovereign, had established the ML ESOP for the benefit of certain eligible employees of ML Bancorp. ML Bancorp initially purchased 2.0 million shares of common stock on behalf of the ML ESOP, of which 885,000 shares were committed to be released as of February 28, 1998. During 1997 and 1996, ML Bancorp recorded compensation expense related to the ML ESOP of $3.0 million and $1.9 million, respectively. The cost basis of the unallocated ML ESOP shares equaled $17.6 million, and were presented as a reduction to stockholders' equity in the consolidated financial statements.

     As required by the plan, Sovereign terminated the ML ESOP and satisfied its obligation related to the initial share purchase. The remaining unallocated shares were distributed to the former participants of the ML ESOP, and the excess of fair value over the cost of those remaining shares was recognized in the first quarter of 1998 as a merger-related expense.

     ML Bancorp, previous to its merger with Sovereign, had a Recognition and Retention Plan and Trust ("ML RRP") for the benefit of ML Bancorp's Board of Directors and executive officers. At February 28, 1998, Sovereign reflected $2.4 million of deferred cost of unearned ML RRP shares as a reduction of stockholders' equity. During 1997 and 1996, ML Bancorp recorded compensation expense related to the ML RRP of $459,000 and $617,000, respectively.

     As required by the plan, Sovereign terminated the ML RRP. Pursuant to the merger, the remaining $2.4 million of deferred compensation was paid to ML Bancorp's Board of Directors and executive officers and was recognized in the first quarter of 1998 as a merger-related expense.

(14) INCOME TAXES

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                               Year Ended December 31,
                                   ---------------------------------------------
                                      1998             1997              1996
                                   ----------       ----------        ----------
Current:
  Federal                            $ 92,311        $ 73,431           $42,282
  State                                 1,121           4,282             4,219
                                       ------         -------            ------
                                       93,432          77,713            46,501
Deferred                              (18,681)        (10,389)            1,008
                                       ------         -------            ------

  Total income tax expense           $ 74,751        $ 67,324           $47,509
                                       ======         =======            ======

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for each of the years indicated:


                                                               Year Ended December 31,
                                                          --------------------------------
                                                            1998         1997        1996
                                                          -------      -------     -------
Federal income tax at statutory rate                        35.0%      35.0%       35.0%
Increase/(decrease) in taxes resulting from:
  Tax-exempt interest                                       (5.2)      (2.0)       (1.3)
  State income taxes, net of federal tax benefit              .3        1.6         2.0
  Amortization of intangible assets and other purchase
     accounting adjustments                                   .8        1.0         1.2
  Non-deductible, merger-related costs                       3.1        2.1          .1
  Other                                                      1.4        1.9        (2.5)
                                                           -----      -----        -----
                                                            35.4%      39.6%       34.5%
                                                           =====      =====        =====



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                 Year Ended December 31,
                                                           ---------------------------------
                                                             1998         1997        1996
                                                           --------     -------     --------
Deferred tax assets:
  Allowance for possible loan losses                       $37,849      $37,390      $25,344
  Purchased mortgage servicing rights                        4,356        5,364        2,079
  Employee benefits                                            888        2,593          706
  Merger related liabilities                                 2,313        1,104        1,006
  Purchase accounting adjustments                              370        1,071        2,460
  Unrealized loss on available-for-sale portfolio               --           89          697
  Net operating loss carry forwards                          1,393        1,810        1,939
  Other                                                        847        5,621        6,188
                                                            -----       ------        ------
  Total gross deferred tax assets                          $48,016      $55,042      $40,419
                                                            -----       ------        ------
Deferred tax liabilities:
  Purchase accounting adjustments                          $ 5,402      $ 6,473      $ 7,188
  Deferred loan fees                                         7,144        5,739        5,716
  Tax bad debt reserve recapture                             2,406        2,888        2,888
  Originated mortgage servicing rights                       3,843        2,678        1,398
  Option premiums                                            2,716        9,799        7,927
  Unrealized gain on available-for-sale portfolio            9,757        9,625        2,021
  Other                                                      4,163        6,609        6,018
                                                            -----       ------        ------
  Total gross deferred tax liabilities                     $35,431      $43,811      $33,156
                                                            -----       ------        ------
Net deferred tax asset                                     $12,585      $11,231      $ 7,263
                                                            =====       ======        ======

Notes to Consolidated Financial Statements

     The Small Business Job Protection Act of 1996 ("the Act") repealed the tax bad debt deduction computed under the percentage of taxable income method for tax years beginning after December 31, 1995 and requires thrifts to recapture into income, over a six-year period, the amount by which their tax bad debt reserves exceed their base year reserves. As a result of its acquisition of ML Bancorp, Sovereign is required to recapture $8.3 million related to ML Bancorp's tax bad debt reserve in excess of its base year reserve. ML Bancorp had previously recorded a deferred tax liability for this excess and therefore, the recapture will not impact the statement of operations.

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

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

                                                                                               Contract or Notional Amount
                                                                                                     At December 31,
                                                                                             -------------------------------
                                                                                                1998                 1997
                                                                                             ----------           ----------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                              $ 1,191,599          $  1,079,300
  Standby letters of credit                                                                      21,153                14,045
  Loans sold with recourse                                                                       35,375               139,899
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
  Forward contracts                                                                             608,104                51,872
  Interest rate swaps                                                                         2,955,164             3,609,376
  Interest rate caps                                                                          1,200,000             1,200,000
Notional or contract amounts of off-balance sheet financial instruments not constituting credit risk:
  Forward commitments to sell in the secondary market                                                --               161,285

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

     Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire by March 2001 and one guarantee for $1.4 million expires in January 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.

     Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances and historical loss experience has been minimal.

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

     Interest rate swaps, caps and floors enable Sovereign to transfer, modify or reduce its interest rate risk and are used as part of asset and liability management. Sovereign may become a principal in the exchange of interest payments with another party and therefore, is exposed to loss should one of the counterparties default. Sovereign minimizes this risk by performing credit reviews on counterparties.

     Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are significantly smaller.

   Litigation

     At December 31, 1998, Sovereign was party to a number of lawsuits, which arise during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

Notes to Consolidated Financial Statements



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


                                                                                     At December 31,
                                                           -----------------------------------------------------------------
                                                                       1998                                1997
                                                           ------------------------------       ----------------------------
                                                            Carrying            Fair              Carrying          Fair
                                                              Value             Value               Value           Value
                                                           ------------      ------------       ------------      ----------
Financial Assets:
  Cash and amounts due from depository institutions        $    471,074       $   471,074       $   238,623      $   238,623
  Interest-earning deposits                                      82,650            82,650            17,314           17,314
  Loans held for sale                                           296,930           297,414           310,678          310,750
  Investment securities available-for-sale                    6,662,427         6,662,427         1,956,262        1,956,262
  Investment securities held-to-maturity                      1,839,655         1,860,583         3,416,451        3,446,863
  Loans, net                                                 11,152,038        11,180,004        11,207,299       11,276,514
Financial Liabilities:
  Deposits                                                   12,322,716        12,314,608         9,515,294        9,521,379
  Borrowings(1)                                               7,907,805         7,887,676         6,874,070        6,886,421
Unrecognized Financial Instruments:(2)
  Commitments to extend credit                                    5,875             5,880            16,569           16,575
  Standby letters of credit                                          25               244               306              310
  Loans sold with recourse                                          177                71               244               98
  Interest rate swaps, caps and floors                            7,213          (55,755)             9,963          (12,861)

--------------------------------------------------------------------------------

(1) Borrowings are shown without unamortized cap premiums, as cap premiums are reflected separately below in "Interest rate swaps, caps and floors."

(2) The amounts shown under "carrying value" represent accruals or deferred income arising from those unrecognized financial instruments.

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

     Investment securities available-for-sale. The fair value of investment securities available-for-sale are based on quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders' equity.

     Investment securities held-to-maturity. The carrying amounts for short-term investment securities held-to-maturity approximate fair value because of the short maturity of these instruments and they do not present unanticipated credit concerns. The fair value of long-term investment securities held-to-maturity is estimated based upon bid quotations received from securities dealers and an independent pricing servicing bureau.

     Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

     Mortgage servicing rights. The fair value of mortgage servicing rights are estimated using quoted rates based upon secondary market sources. The estimated fair value approximates the amount for which the servicing could currently be sold.

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

Notes to Consolidated Financial Statements

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



                                                  At December 31, 1998                                   At December 31, 1997
                                                  -------------------------------------------------------------------------
                                                                           Weighted                                         Weighted
                                                                            Average                                          Average
                                       Notional      Book       Estimated  Maturity   Notional       Book       Estimated   Maturity
                                        Amount       Value     Fair Value  In Years    Amount        Value     Fair Value   In Years
                                      ----------  ----------- ------------ ---------  ---------    ---------  ------------  --------
Amortizing interest rate swaps:
  Pay variable- receive fixed(1)      $     --         $   --      $   --              $602,116       $   --       $  1,436      2.8
  Pay fixed-receive variable(2)          175,164           --          (617)    .3      208,761           --             (9)     1.3
Non-amortizing interest rate swaps:
  Pay variable-receive  fixed(3)            --             --          --                28,499           --           (561)     2.7
  Pay fixed-receive variable(4)        2,780,000           --       (48,382)   4.8    2,770,000           --         (9,293)     2.3
Interest rate caps/floors(5)           1,200,000         7,213       (6,756)   3.2    1,200,000         9,963        (4,434)     4.0
                                       ---------        ------       ------           ---------        ------       -------
                                      $4,155,164      $  7,213    $ (55,755)         $4,809,376       $ 9,963      $(12,861)
                                       =========        ======      =======           =========        ======       =======

--------------------------------------------------------------------------------
(1)The weighted average pay rate was 5.58% and the weighted average receive rate was 5.97% at December 31, 1997.
(2)The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 5.99% and 6.80% at December 31, 1998 and 1997, respectively.
(3)The weighted average pay rate was 7.28% and the weighted average receive rate was 6.75% at December 31, 1997.
(4)The weighted average pay rate was 5.42% and 5.89% and the weighted average receive rate was 5.26% and 4.48% at December 31, 1998 and 1997, respectively.
(5)The weighted average strike price range was 5.25%-9.00% at December 31, 1998 and5.25% - 7.50% at December 31, 1997.


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):

                                                            Amortizing     Non-Amortizing
                                                             Interest         Interest          Interest
                                                            Rate Swaps       Rate Swaps        Rate Swaps          Total
                                                           -------------    -------------     -------------    ------------

Balance, December 31, 1995                                 $ 881,130      $  330,000         $ 1,446,000        $2,657,130
                                                            --------       ---------           ---------         ---------
  Additions                                                  300,000       1,125,000             500,000         1,925,000
  Maturities/Amortization                                     69,117              --             450,000           519,117
  Terminations                                                    --          50,000             996,000         1,046,000
                                                            --------       ---------           ---------         ---------
Balance, December 31, 1996                                 1,112,013       1,405,000             500,000         3,017,013
                                                            --------       ---------           ---------         --------
  Additions                                                       --       4,145,000             700,000         4,845,000
  Maturities/Amortization                                    151,136         151,501                  --           302,637
  Terminations                                               150,000       2,600,000                  --         2,750,000
                                                            --------       ---------           ---------          --------
Balance, December 31, 1997                                   810,877       2,798,499           1,200,000         4,809,376
                                                            --------       ---------           ---------          --------
  Additions                                                       --       1,650,000                  --         1,650,000
  Maturities/Amortization                                     86,497         100,000                  --           186,497
  Terminations                                               549,216       1,568,499                  --         2,117,715
                                                            --------       ---------           ---------          ---------
Balance, December 31, 1998                                 $ 175,164      $2,780,000         $ 1,200,000        $4,155,164
                                                            ========       =========           =========         =========


     At December 31, 1998, Sovereign's balance sheet included a net deferred loss of $389,000 related to interest rate exchange agreements terminated in January 1998 which were originally accounted for as hedges. This net deferred loss will amortize into interest expense in 1999.

     Net interest income resulting from interest rate exchange agreements included $6.8 million of income and $4.5 million of expense for 1998, $4.8 million of income and $4.8 million of expense for 1997 and $5.1 million of income and $7.4 million of expense for 1996.

(18) PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp is as follows (in thousands):


                                                                        Balance Sheets
                                                                  -------------------------
                                                                        At December 31,
                                                                  -------------------------
                                                                     1998           1997
                                                                  ----------     ----------
Assets
  Interest-earning deposits                                      $       162    $    9,001
  Investment securities                                              110,779       104,091
  Investment in subsidiaries                                       1,560,766     1,202,941
  Other assets                                                        16,611        13,793
                                                                   ---------     ---------
Total Assets                                                     $ 1,688,318    $1,329,826
                                                                   =========     =========
Liabilities
  Short-term borrowings                                          $   199,480    $       --
  Long-term borrowings                                               146,646       147,905
  Other liabilities                                                    9,074         5,154
                                                                  ----------     --------
Total Liabilities                                                    355,200       153,059
                                                                  ----------     --------
Trust Preferred Securities.                                          129,050       128,972
                                                                  ----------     --------
Stockholders' Equity                                               1,204,068     1,047,795
                                                                  ----------     --------
Total Liabilities, Minority Interests and Stockholders' Equity   $ 1,688,318    $1,329,826
                                                                   =========     =========



                                                            Statements of Operations
                                                      ----------------------------------
                                                             Year Ended December 31,
                                                      ----------------------------------
                                                        1998          1997         1996
                                                      -------       -------      -------
Interest income                                      $ 11,347      $  8,907      $ 2,906
Other income                                            6,159         8,684       46,251
                                                       ------       -------       ------
Total income                                           17,506        17,591       49,157
                                                       ------       -------       ------
Interest expense                                       16,521        13,089       13,117
Other expense                                           8,704         9,666        6,333
Trust Preferred Securities expense                     12,528        11,677          274
                                                       ------       -------       ------
Total expense                                          37,753        34,432       19,724
                                                       ------       -------       ------
(Loss)/income before taxes, dividends and
  undistributed earnings of subsidiaries              (20,247)      (16,841)      29,433
Income taxes                                           (6,135)       (8,387)      (5,554)
                                                       ------       -------       ------
(Loss)/income before earnings of subsidiaries         (14,112)       (8,454)      34,987
Distributed earnings from subsidiaries                     --         1,771        1,300
Undistributed earnings of subsidiaries                150,567       109,221       54,091
                                                       ------       -------       ------
Net Income                                           $136,455      $102,538      $90,378
                                                       ======       =======       ======

Notes to Consolidated Financial Statements

                                                                                         Statements of Cash Flows
                                                                               ---------------------------------------------
                                                                                          Year Ended December 31,
                                                                               ---------------------------------------------
                                                                                  1998             1997              1996
                                                                               ----------       ----------        ----------
Cash Flows from Operating Activities:
  Net income                                                                  $    136,455      $   102,538      $    90,378
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Dividends received from subsidiaries                                                -            9,771           30,900
     Earnings from subsidiaries                                                   (150,567)        (110,992)         (55,391)
     Allocation of Employee Stock Ownership Plan shares                             19,612            8,573            5,597
     Change in other assets                                                         (2,818)          10,181           25,968
     Change in other liabilities                                                     3,998             (455)           1,215
                                                                                ----------       ----------        ----------
Net cash provided by operating activities                                            6,680           19,616           98,667
                                                                                ----------       ----------        ----------
Cash Flows from Investing Activities:
  Investment in subsidiaries                                                      (207,258)         (32,439)         (98,000)
  Maturity and repayments of investment securities                                     749            6,053            1,259
  Net change in investment securities                                               (8,261)         (85,074)          13,400
  Other, net                                                                        (4,228)          (4,897)           3,853
                                                                                ----------       ----------        ----------
Net cash used by investing activities                                             (218,998)        (116,357)         (79,488)
                                                                                ----------       ----------        ----------
Cash Flows from Financing Activities:
  Net change in short-term borrowings                                              199,480                -             (714)
  Net change in long-term borrowings                                                (1,259)         (21,390)             477
  Proceeds from issuance of Trust Preferred Securities                                   -           97,574           30,000
  Cash dividends paid to stockholders                                              (14,286)         (23,777)         (24,606)
  Net proceeds from issuance of common stock                                        20,451           17,919            6,052
  Redemption of preferred stock                                                         (6)               -                -
  Purchase of Employee Stock Ownership Plan shares                                       -                -           (4,559)
  (Purchase)/issuance of treasury stock                                               (901)          34,632          (29,574)
                                                                               ----------       ----------        ----------
Net cash provided (used) by financing activities                                   203,479          104,958          (22,924)
                                                                               ----------       ----------        ----------
(Decrease)/increase in cash and cash equivalents                                    (8,839)           8,217           (3,745)
Cash and cash equivalents at beginning of period                                     9,001              784            4,529
                                                                               ----------       ----------        ----------
Cash and cash equivalents at end of period                                     $       162      $     9,001      $       784
                                                                               ==========       ==========        ==========

                                       75

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located in the definitive Proxy Statement to be used in connection with Sovereign's 1999 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Additional Information Regarding Directors and Officers" in the Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. FINANCIAL STATEMENTS.

     The following financial statements are filed as part of this report:

         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

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

 (10.3)  Agreement dated as of March 1, 1997, between Sovereign
         Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu.
         (Incorporated by reference to Exhibit 10.1 to Sovereign's
         Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997.)

 (10.4) Agreement dated as of May 1, 1997, between ML Bancorp, Inc. (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo.

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

(10.19)  Sovereign Bancorp, Inc. 1997 Non-Employee Directors' Stock Option Plan.
         (Incorporated by reference to Exhibit "A" to Sovereign's definitive proxy statement dated March 16, 1998.)

(10.20) Sovereign Bancorp, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit "A" to Sovereign's definitive proxy statement dated March 15, 1996.)

 (11.1)  Computation of Per Share Earnings.

   (21)  Subsidiaries of the Registrant

 (23.1)  Consent of Ernst & Young LLP, Independent Auditors.

 (23.2)  Consent of KPMG Peat Marwick LLP, Independent Auditors.

 (23.3)  Consent of KPMG Peat Marwick LLP, Independent Auditors.

 (23.4)  Consent of KPMG Peat Marwick LLP, Independent Auditors.

 (23.5)  Consent of PricewaterhouseCoopers LLP, Independent
         Accountants.

 (23.6)  Consent of Arthur Andersen LLP, Independent Public Accountants.

   (27)  Financial Data Schedule

 (99.1)  Report of KPMG Peat Marwick LLP, Independent Auditors.

 (99.2)  Report of KPMG Peat Marwick LLP, Independent Auditors.

 (99.3)  Report of KPMG Peat Marwick LLP, Independent Auditors.

 (99.4)  Report of PricewaterhouseCoopers LLP, Independent Accountants.

 (99.5)  Report of Arthur Andersen LLP, Independent Public Accountants.


(B) REPORTS ON FORM 8-K.

     1. Report on Form 8-K, dated February 19, 1998 (date of earliest event -- January 20, 1998), contained a press release announcing Sovereign's earnings for the year ended December 31, 1997.

     2. Report on Form 8-K, dated February 20, 1998 (date of earliest event -- January 20, 1998), contained a press release announcing Sovereign's earnings for the year ended December 31, 1997.

     3. Report on Form 8-K, dated April 20, 1998 (date of earliest event -- April 14, 1998), contained a press release announcing Sovereign's expected earnings for the first quarter of 1998.

     4. Report on Form 8-K, dated April 20, 1998 (date of earliest event -- April 15, 1998), contained a press release announcing the resignation of Karl D. Gerhart as Sovereign's Chief Financial Officer and the appointment of Dennis S. Marlo as Sovereign's new Chief Financial Officer.

     5. Report on Form 8-K, dated June 23, 1998 (date of earliest event -- June 23, 1998), contained Sovereign's 1997 Form 10-K restated to include the merger of ML Bancorp, Inc. with and into Sovereign Bancorp, Inc. ML Bancorp's Audited Financial Statements were also presented.

     6. Report on Form 8-K, dated September 10, 1998 (date of earliest event -- September 7, 1998), contained a press release announcing the execution of a Definitive Agreement for Sovereign to acquire Peoples Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SOVEREIGN BANCORP, INC.
                                           (Registrant)

March 29, 1999                             By /s/JAY S. SIDHU
                                           ---------------------------------
                                           Jay S. Sidhu, President
                                           and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                      DATE
           ---------                           -----                      ----
/S/RICHARD E. MOHN                Chairman of Board and Director    March 30, 1999
-----------------------------
Richard E. Mohn

/S/RHODA S. OBERHOLTZER           Director                          March 29, 1999
-----------------------------
Rhoda S. Oberholtzer

/S/PATRICK J. PETRONE             Director                          March 25, 1999
-----------------------------
Patrick J. Petrone

/S/DANIEL K. ROTHERMEL            Director                          March 27, 1999
-----------------------------
Daniel K. Rothermel

/S/JAY S. SIDHU                   Director, President and Chief     March 29, 1999
-----------------------------     Executive Officer (Principal
Jay S. Sidhu                      Executive Officer)


/S/CAMERON C. TROILO              Director                          March 29, 1999
-----------------------------
Cameron C. Troilo

/S/G. ARTHUR WEAVER               Director                          March 27, 1999
------------------------------
G. Arthur Weaver

/S/DENNIS S. MARLO                Chief Financial Officer           March 26, 1999
------------------------------
Dennis S. Marlo

/S/MARK R. MCCOLLOM               Chief Accounting Officer          March 24, 1999
------------------------------
Mark R. McCollom