Form 10-Q
period 1999-03-31
SOVEREIGN BANCORP INC
filed 1999-05-17
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999
                                       OR

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
                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at May 14, 1999
---------------------------                     ---------------------------
Common Stock (no par value)                     158,054,071 shares

                           FORWARD-LOOKING STATEMENTS


     Sovereign Bancorp, Inc. ("Sovereign") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including its Annual Report on Form 10-K and the Exhibits thereto), in its reports to shareholders and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign in gaining regulatory approval of its products and services, when required; (7) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, proper accounting treatment, securities and insurance); (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of pending and completed acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, expected cost savings and/or revenue enhancements from such pending or completed acquisitions, including, without limitation, the expected cost savings and revenue enhancements expected from the acquisition of Peoples Bancorp, Inc.; (11) unanticipated regulatory or judicial proceedings; (12) unanticipated results of its efforts to be Year 2000 compliant; (13) the success of Sovereign at managing the risks involved in the foregoing.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                   Page
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 1999
             and December 31, 1998                                                    4

             Consolidated Statements of Operations for the three-month
             periods ended March 31, 1999 and 1998                                  5 - 6

             Consolidated Statement of Stockholders' Equity for
             the three-month period ended March 31, 1999                              7

             Consolidated Statements of Cash Flows for the three-month
             periods ended March 31, 1999 and 1998                                    8

             Notes to Consolidated Financial Statements                             9 - 21

   Item 2.   Management's Discussion and Analysis of
             Results of Operations and Financial Condition                         22 - 36

PART II.     OTHER INFORMATION

   Item 6.   Reports on Form 8-K                                                     37

PART III.  FINANCIAL DATA SCHEDULE                                                 38 - 39

SIGNATURES                                                                           40

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,             December 31,
                                                                1999                   1998
                                                            -----------            ------------
                                                            (Unaudited)               (Note)
                                                                   (in thousands, except
                                                                      per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                 $   363,655            $   471,074
  Interest-earning deposits                                      96,760                 82,650
  Loans held for sale (approximate fair
    value of $118,507 and $297,414 at
    March 31, 1999 and December 31, 1998,
    respectively)                                               118,226                296,930
  Investment securities available-for-sale                    8,026,287              6,662,427
  Investment securities held-to-maturity
    (approximate fair value of $1,567,048
    and $1,860,583 at March 31, 1999
    and December 31, 1998, respectively)                      1,548,724              1,839,655
  Loans                                                      11,561,302             11,285,840
  Allowance for loan losses                                    (133,831)              (133,802)
  Premises and equipment                                        109,385                 98,491
  Other real estate owned
    and other repossessed assets                                 14,296                 15,584
  Accrued interest receivable                                   148,607                147,441
  Goodwill and other intangible assets                          417,077                425,925
  Other assets                                                  917,605                721,658
                                                            -----------            -----------
      TOTAL ASSETS                                          $23,188,093            $21,913,873
                                                            ===========            ===========
LIABILITIES
  Deposits                                                  $12,040,040            $12,322,716
  Borrowings:
    Short-term                                                4,675,694              3,921,684
    Long-term                                                 4,632,032              3,978,908
  Advance payments by borrowers
    for taxes and insurance                                      28,172                 27,655
  Other liabilities                                             469,470                329,792
                                                            -----------            -----------
      TOTAL LIABILITIES                                      21,845,408             20,580,755
                                                            -----------             ----------
Corporation-obligated mandatorily redeemable
  capital securities of subsidiary trust holding
  solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")                  129,072                129,050
                                                            -----------            ------------
STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 164,451,192 shares
    issued at March 31, 1999 and 164,146,353 shares
    issued at December 31, 1998                                 651,852                649,341
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,340,572 shares at March 31, 1999 and
    4,340,572 shares at December 31, 1998                       (26,892)               (26,892)
  Treasury stock at cost; 109,746 shares at
    March 31, 1999 and 78,626 shares at
    December 31, 1998                                            (1,548)                (1,086)
  Accumulated other comprehensive (loss)/income                 (16,291)                18,120
  Retained earnings                                             606,492                564,585
                                                            -----------            -----------
 TOTAL STOCKHOLDERS' EQUITY                                   1,213,613              1,204,068
                                                            -----------            -----------
      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                            $23,188,093            $21,913,873
                                                            ===========            ===========

See accompanying notes to consolidated financial statements.

Note: The balance sheet at December 31, 1998 is taken from Sovereign's audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three-Month Period Ended March 31,
                                                        ----------------------------------
                                                             1999                1998
                                                          ---------           ---------

                                                             (in thousands, except
                                                                per share data)
Interest income:
  Interest on interest-earning deposits                   $   1,505           $   1,358
  Interest and dividends on investment
    securities available-for-sale                           121,890              37,098
  Interest and dividends on investment
    securities held-to-maturity                              27,966              61,190
  Interest and fees on loans                                216,667             224,466
                                                          ---------           ---------

      Total interest income                                 368,028             324,112
                                                          ---------           ---------

Interest expense:
  Interest on deposits                                      109,348             101,779
  Interest on borrowings                                    118,888             101,716
                                                          ---------           ---------

      Total interest expense                                228,236             203,495
                                                          ---------           ---------

Net interest income                                         139,792             120,617
Provision for loan losses                                     7,500               6,760
                                                          ---------           ---------

Net interest income after provision for
  possible loan losses                                      132,292             113,857
                                                          ---------           ---------

Other income:
  Retail banking fees                                        11,059               6,610
  Mortgage banking revenues                                   9,946               6,333
  Loan fees and service charges                               1,342               1,546
  Gain on sale of loans and investment
    securities available-for-sale                             3,408               3,509
  Miscellaneous income                                        6,549               4,825
                                                          ---------           ---------

      Total other income                                     32,304              22,823
                                                          ---------           ---------

General and administrative expenses:
  Compensation and benefits                                  36,477              30,968
  Occupancy and equipment expenses                           17,306              13,146
  Outside services                                           15,349               8,959
  Other administrative expenses                              14,320              12,209
                                                          ---------           ---------

      Total general and administrative expenses              83,452              65,282
                                                          ---------           ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                       Three-Month Period Ended March 31,
                                                       ----------------------------------
                                                           1999                1998
                                                         ---------           ---------
                                                             (in thousands, except
                                                                per share data)
Other operating expenses:
  Merger-related charges (1)                             $      -            $  39,529
  Amortization of goodwill and other intangibles             9,028               3,184
  Trust Preferred Securities expense                         3,049               3,379
  Real estate owned (gain)/loss, net                          (160)                  6
                                                         ----------          ---------

      Total other operating expenses                        11,917              46,098
                                                         ---------           ---------

Income before income taxes                                  69,227              25,300
Income tax provision                                        23,914              10,200
                                                         ---------           ---------

Net Income (1)(2)                                        $  45,313           $  15,100
                                                         =========           =========

Net Income Applicable to Common Stock                    $  45,313           $  13,604
                                                         =========           =========

Earnings per share (2)(3)                                $     .28           $     .09
                                                         =========           =========

Dividends per share (3)                                  $    .021           $    .020
                                                         =========           =========

----------
(1) Results for the three-month period ended March 31, 1998 include merger charges of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the three-month period ended March 31, 1998 include the merger-related charges described in Note 1 above. Excluding the merger-related charges, net income for the three-month period ended March 31, 1998 was $40.9 million and earnings per share for the same period was $.26.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                          Accumulated     Total
                                            Common                                         Unallocated      Other         Stock-
                                            Shares       Common      Retained   Treasury   Common Stock  Comprehensive   Holders'
                                         Outstanding      Stock      Earnings     Stock    Held by ESOP  Income/(Loss)    Equity
                                         -----------    --------     --------   ---------  ------------  ------------   ----------
Balance, December 31, 1998                 159,727      $649,341     $564,585   $ (1,086)   $ (26,892)     $ 18,120     $1,204,068
  Comprehensive income:
    Net income                                   -             -       45,313          -            -             -         45,313
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                       -             -            -          -            -       (34,411)       (34,411)
                                                                                                                         ---------
  Total comprehensive income                                                                                                10,902
  Exercise of stock options                    216         1,410            -          -            -             -          1,831
  Cash in lieu of fractional shares             -             (1)           -          -            -             -             (1)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                         89         1,102            -          -            -             -            681
  Dividends paid on common stock                -              -       (3,406)         -            -             -         (3,406
  Treasury stock repurchase                    (42)            -            -       (536)           -             -           (536)
  Treasury stock sale                           11             -            -         74            -             -             74
                                           -------      --------     --------  - -------    ---------      --------      ---------

Balance, March 31, 1999                    160,001      $651,852     $606,492   $ (1,548)   $ (26,892)    $ (16,291)    $1,213,613
                                           =======      ========     ========   ========    =========     =========     ==========


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three-Month Period
                                                                           Ended March 31,
                                                                 ----------------------------------
                                                                     1999                   1998
                                                                 -----------             ----------
                                                                            (in thousands)
Cash Flows from Operating Activities:
  Net income                                                     $    45,313             $   15,100
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for possible loan losses and deferred taxes              8,173                 11,448
    Depreciation                                                       4,294                  1,117
    Amortization                                                     10,171                 (2,101)
    Gain on sale of loans, investment securities
      and real estate owned                                           (3,568)                (3,598)
    Allocation of Employee Stock Ownership Plan                           -                  15,310
    Net change in:
      Loans held for sale                                            178,704                 16,502
      Accrued interest receivable                                     (1,166)                (2,120)
      Prepaid expenses and other assets                             (167,968)              (309,277)
      Other liabilities                                              139,678                472,755
                                                                 -----------             ----------

Net cash provided by operating activities                        $   213,631             $  215,136
                                                                 -----------             ----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
    available-for-sale                                               354,479                757,773
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                             583,174                102,588
      Held-to-maturity                                               313,238                555,429
  Purchases of investment securities:
      Available-for-sale                                          (2,351,911)            (2,401,794)
      Held-to-maturity                                               (21,033)              (320,424)
  Proceeds from sales of loans                                       462,639                  3,783
  Purchase of loans                                                 (174,414)               (91,049)
  Net change in loans other than purchases and sales                (587,025)               390,760
  Proceeds from sales of premises and equipment                           43                  6,252
  Purchases of premises and equipment                                (16,126)               (10,502)
  Proceeds from sale of real estate owned                              5,930                  6,331
  Other, net                                                              -                  (4,228)
                                                                 -----------             ----------
Net cash used by investing activities                             (1,431.006)            (1,005,081)
                                                                 -----------             ----------

Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits                               (282,391)               321,053
  Net increase in short-term borrowings                              662,737                 81,100
  Proceeds from long-term borrowings                                 744,996                515,000
  Net increase in advance payments by
    borrowers for taxes and insurance                                    518                  3,697
  Cash dividends paid to stockholders                                 (3,406)                (4,501)
  Proceeds from issuance of common stock                               2,511                  3,773
  Advance to the Employee Stock Ownership Plan                          (437)                    -
  (Purchase)/issuance of treasury stock                                 (462)                    14
                                                                 -----------             ----------
Net cash provided by financing activities                          1,124,066                920,136
                                                                 -----------             ----------

Net change in cash and cash equivalents                              (93,309)               130,191
Cash and cash equivalents at beginning of period                     553,724                255,937
                                                                 -----------             ----------
Cash and cash equivalents at end of period                       $   460,415             $  386,128
                                                                 ===========             ==========

Reconciliation of Cash and Cash Equivalents to
  Consolidated Balance Sheets:
Cash and amounts due from depository institutions                $   363,655             $  262,874
Interest-earning deposits                                             96,760                123,254
                                                                 -----------             ----------
Cash and cash equivalents at end of period                       $   460,415             $  386,128
                                                                 ===========             ==========


Supplemental Disclosures:

Income tax payments totaled $12.4 million for the three-month period ended March 31, 1999 and $21.4 million for the same period in 1998. Interest payments totaled $211 million for the three-month period ended March 31, 1999 and $198 million for the same period in 1998. Noncash activity consisted of mortgage or whole loan sales of $414 million for the three-month period ended March 31, 1999 and $125 million for the same period in 1998; reclassification of long-term borrowings to short-term borrowings of $92.0 million for the three-month period ended March 31, 1999 and $322 million for the same period in 1998; and reclassification of mortgage loans to real estate owned of $4.1 million for the three-month period ended March 31, 1999 and $2.2 million for the same period in 1998.

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

     The financial statements for all periods presented include the consolidated accounts of ML Bancorp, Inc. ("ML Bancorp") which was acquired on February 28, 1998, Carnegie Bancorp ("Carnegie") and First Home Bancorp Inc. ("First Home") which were both acquired on July 31, 1998. These transactions were each accounted for under the pooling-of-interests method of accounting. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method, which uses the average market price for the period. The dilutive effect of preferred stock continues to be calculated using the if-converted method. On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B.

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                                   Three-Month Period
                                                      Ended March 31,
                                                ---------------------------
                                                  1999              1998
                                                --------          ---------
Basic Earnings Per Share:
Net income attributable to
  common stock(1)                               $ 45,313          $ 13,604
                                                --------          --------

Average basic shares outstanding
  at end of period (3)                           159,890           141,990
                                                ========          ========

Basic earnings per share (2)(3)                 $    .28          $    .10
                                                ========          ========

Diluted Earnings Per Share:
Net income (1)                                  $ 45,313          $ 15,100
                                                --------          --------
Average diluted shares outstanding
  at end of period (3)                           159,890           156,331
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method (3)                                 1,855             3,905
                                                --------          --------
Total average diluted shares
  outstanding at end of period (3)               161,745           160,236
                                                ========          ========
Diluted earnings per share (2)(3)               $    .28          $    .09
                                                ========          ========

(1) Results for the three-month period ended March 31, 1998 include merger charges of $25.8 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the three-month period ended March 31, 1998 include the merger-related charges described in Note 1 above. Excluding the merger-related charges, basic earnings per share and diluted earnings per share for the three-month period ended March 31, 1998 were $.27 and $.26, respectively.

(3) All share data has been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)


                                                                  March 31, 1999
                                     ---------------------------------------------------------------------
                                       Amortized          Unrealized         Unrealized            Fair
                                         Cost            Appreciation       Depreciation           Value
                                     -----------         ------------       ------------         ---------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                       $    5,000          $       -           $       20         $    4,980
  Corporate securities                  282,378                  69               8,362            274,085
  Equity securities                     875,542              19,988              13,183            882,347
  Other securities                       32,218                 455                 735             31,938

Mortgage-backed Securities:
  FHLMC                                  68,226                 918                 160             68,984
  FNMA                                   33,928                 355                  27             34,256
  GNMA                                   37,033                 731                  43             37,721
  Collateralized mortgage
    Obligations                       4,213,103               8,729              20,514          4,201,318
  Other securities                    2,504,135               6,980              20,457          2,490,658
                                     ----------          ----------          ----------         ----------

Total investment securities
  available-for-sale                 $8,051,563          $   38,225          $   63,501         $8,026,287
                                     ==========          ==========          ==========         ==========


                                                              December 31, 1998
                                     ---------------------------------------------------------------------
                                       Amortized          Unrealized         Unrealized           Fair
                                         Cost            Appreciation       Depreciation          Value
                                     ----------         -------------       ------------        ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                       $   35,480          $       1           $      64          $   35,417
  Corporate securities                   38,784              1,413                 121              40,076
  Equity securities                     881,817             15,545              10,381             886,981
  Other securities                        8,360                972                  -                9,332

Mortgage-backed Securities:
  FHLMC                                  85,761                867                 264              86,364
  FNMA                                   40,645                335                  57              40,923
  GNMA                                   42,434                749                  14              43,169
  Collateralized mortgage
    obligations                       3,531,948             11,214               2,785           3,540,377
  Other securities                    1,969,322             15,976               5,510           1,979,788
                                     ----------          ---------           ---------          ----------
Total investment securities
  available-for-sale                 $6,634,551          $  47,072           $  19,196          $6,662,427
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)


                                                                 March 31, 1999
                                     ---------------------------------------------------------------------
                                      Amortized           Unrealized          Unrealized           Fair
                                        Cost             Appreciation        Depreciation          Value
                                     ----------          ------------        -------------      ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                       $   52,568          $       72          $      164         $   52,476
  Corporate securities                    1,000                   1                  -               1,001
  Other securities                       54,120               2,779                 117             56,782

Mortgage-backed Securities:
  FHLMC                                 213,040               4,618                  39            217,619
  FNMA                                  153,029               3,424                  18            156,435
  GNMA                                  262,322               4,516                  27            266,811
  Private issues                         65,952                 911                 110             66,753
  Collateralized mortgage
    obligations                         746,693               3,920               1,442            749,171
                                     ----------          ----------          ----------         ----------

Total investment securities
  held-to-maturity                   $1,548,724          $   20,241          $    1,917         $1,567,048
                                     ==========          ==========          ==========         ==========


                                                               December 31, 1998
                                     ---------------------------------------------------------------------
                                      Amortized           Unrealized          Unrealized           Fair
                                        Cost             Appreciation        Depreciation          Value
                                     ----------          ------------        -------------     -----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                       $   31,180          $      151          $       78         $   31,253
  Corporate securities                       -                   -                   -                  -
  Other securities                       54,481               3,691                 122             58,050

Mortgage-backed Securities:
  FHLMC                                 242,558               4,733                 104            247,187
  FNMA                                  176,167               3,371                  85            179,453
  GNMA                                  292,664               6,009                  -             298,673
  Private issues                         74,523               1,165                 136             75,552
  Collateralized mortgage
    obligations                         968,082               4,541               2,208            970,415
                                     ----------          ----------          ----------         ----------

Total investment securities
  held-to-maturity                   $1,839,655          $   23,661          $    2,733         $1,860,583
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


                                             March 31, 1999                    December 31, 1998
                                       ---------------------------        --------------------------
                                         Amount            Percent          Amount            Percent
                                       -----------         -------        -----------         -------
Residential real estate loans          $ 4,700,974           40.7%        $ 5,113,537           45.3%
Residential construction loans              67,478             .6              62,536             .6
                                       -----------         ------         -----------         ------

     Total Residential Loans             4,768,452           41.3           5,176,073           45.9
                                       -----------         ------         -----------         ------

Commercial real estate loans             1,108,915            9.6             887,938            7.9
Commercial loans                           734,985            6.3             717,440            6.4
Automotive floor plan loans                759,967            6.6             578,147            5.1
Multi-family loans                         117,980            1.0             115,195            1.0
                                       -----------         ------         -----------         ------

     Total Commercial Loans              2,721,847           23.5           2,298,720           20.4
                                       -----------         ------         -----------         ------

Home Equity loans                        1,700,275           14.7           1,750,883           15.5
Auto loans                               1,821,676           15.8           1,510,676           13.4
Loans to automotive lessors                268,383            2.3             252,856            2.2
Student loans                              245,359            2.1             256,744            2.3
Other                                       35,310             .3              39,888             .3
                                       -----------         ------         -----------         ------

     Total Consumer Loans                4,071,003           35.2%          3,811,047           33.7%
                                       -----------         ------         -----------         ------

       Total Loans (1)                 $11,561,302          100.0%        $11,285,840          100.0%
                                       ===========         ======         ===========         ======


Total Loans with: (2)
  Fixed rates                          $ 6,294,569           54.4%        $ 5,798,158           51.4%
  Variable rates                         5,266,733           45.6           5,487,682           48.6
                                       -----------         ------         -----------         ------
       Total Loans (1)                 $11,561,302          100.0%        $11,285,840          100.0%
                                       ===========         ======         ===========         ======

----------
(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $15.8 million at March 31, 1999 and $16.9 million at December 31, 1998.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)


                                              March 31, 1999                             December 31, 1998
                              -----------------------------------------        ---------------------------------------
                                                               Weighted                                      Weighted
                                                               Average                                        Average
  Account Type                   Amount          Percent         Rate           Amount          Percent        Rate
  ------------                -----------        -------       --------       -----------       -------        ------
Demand deposit accounts       $ 1,132,481           9.4%           - %        $ 1,104,170           9.0%          - %
NOW accounts                    1,471,276          12.2          1.77           1,281,516          10.4         1.24
Savings accounts                2,200,728          18.3          2.67           2,295,448          18.6         2.83
Money market accounts           1,378,655          11.4          4.12           1,545,634          12.5         3.78
Retail certificates             4,882,808          40.6          5.03           5,172,196          42.0         5.24
Jumbo certificates                974,092           8.1          5.26             923,752           7.5         5.40
                              -----------        ------        ------         -----------        ------       ------

Total Deposits                $12,040,040         100.0%         3.64%        $12,322,716         100.0%        3.73%
                              ===========        ======        ======         ===========        ======       ======


(7)   BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                       March 31, 1999                   December 31, 1998
                                --------------------------          --------------------------
                                                   Weighted                          Weighted
                                                   Average                            Average
                                  Balance           Rate              Balance          Rate
                                ----------         -------          ----------       ---------
Securities sold under
  repurchase agreements         $1,178,731            5.43%         $  655,540          5.46%
FHLB advances                    7,744,649            5.03           6,901,505          5.14
Other borrowings                   384,346            7.52             343,547          8.19
                                ----------         -------          ----------        ------

  Total Borrowings              $9,307,726            5.18%         $7,900,592          5.30%
                                ==========         =======          ==========        ======

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


                                                                    March 31, 1999
                                             -------------------------------------------------------------
                                                                                                  Weighted
                                                                                                  Average
                                              Notional           Book            Estimated        Maturity
                                               Amount            Value           Fair Value       In Years
                                             ----------        --------         ------------      ---------
Amortizing interest rate swaps:
  Pay fixed-receive variable (1)             $  167,619        $     -           $     (243)          .1
Non-amortizing interest rate swaps:
  Pay fixed-receive variable (2)              2,880,000              -              (16,637)         4.6
Interest rate caps/floors(3)                  1,200,000           6,535              (5,164)         3.0
                                             ----------        --------          -----------
                                             $4,247,619        $  6,535          $  (22,044)
                                             ==========        ========          ===========


                                                                 December 31, 1998
                                             -------------------------------------------------------------
                                                                                                  Weighted
                                                                                                  Average
                                              Notional           Book            Estimated        Maturity
                                               Amount            Value           Fair Value       In Years
                                             ----------        --------          ----------       --------
Amortizing interest rate swaps:
  Pay fixed-receive variable (1)             $  175,164        $     -           $    (617)           .3
Non-amortizing interest rate swaps:
  Pay fixed-receive variable (2)              2,780,000              -             (48,382)          4.8
Interest rate caps/floors (3)                 1,200,000           7,213             (6,756)          3.2
                                             ----------        --------          ----------
                                             $4,155,164        $  7,213          $ (55,755)
                                             ==========        ========          ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 6.87% and 6.87% and the weighted average receive rate was 5.99% and 5.99% at March 31, 1999 and December 31, 1998, respectively.
(2) The weighted average pay rate was 5.42% and 5.42% and the weighted average receive rate was 5.00% and 5.26% at March 31, 1999 and December 31,
      1998, respectively.
(3)   The strike price range was 5.25% - 9.00% at March 31, 1999 and
      December 31, 1998.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)


                               Balance                                                             Balance
                             December 31,                      Maturities/                         March 31,
                                1998          Additions        Amortization      Terminations         1999
                             -----------      -----------      ------------      ------------     ----------
Amortizing interest          $  175,164       $       -        $    7,545        $        -       $  167,619
  rate swaps
Non-amortizing interest
  rate swaps                  2,780,000          100,000               -                  -        2,880,000
Interest rate
  caps/floors                 1,200,000               -                -                  -        1,200,000
                             ----------       ----------       ----------        -----------      ----------

                             $4,155,164       $  100,000       $    7,545        $        -       $4,247,619
                             ==========       ==========       ==========        ===========      ==========


     At March 31, 1999, Sovereign's balance sheet included a net deferred loss of $282,000 related to interest rate exchange agreements terminated in January 1998 which were originally accounted for as hedges. The remaining net deferred loss will amortize into interest expense during the remainder of 1999.

     Net interest expense resulting from interest rate exchange agreements for the three-month period ended March 31, 1999 was $3.2 million.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(9)  ACQUISITIONS

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. The transaction was accounted for as a purchase. Sovereign paid a premium of $325 million for the CoreStates branches, of which $226 million was allocated to a core deposit intangible and of which $99 million was allocated to goodwill. Additionally, Sovereign established a loan loss reserve of $20.5 million in connection with the loans acquired from CoreStates. The goodwill and core deposit intangible are being amortized over approximately 25 years and 10 years, respectively. Sovereign's results of operations include the operations of the aforementioned branches from September 4, 1998 and thereafter.

     On September 8, 1998, Sovereign executed a Definitive Agreement to acquire Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operates 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The terms of the agreement call for a fixed exchange, without collars, of .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Peoples may elect to terminate the transaction at the closing if Sovereign's common stock price decreases below $11.00 per share and such a decrease exceeds, by 10% or more, the decrease of price derived from a peer group index. The transaction, which will be accounted for as a purchase, is subject to approval by various regulatory agencies and Peoples' shareholders. The transaction will add loans, deposits and stockholders' equity to Sovereign of approximately $430 million, $500 million and $340 million, respectively. Sovereign anticipates the closing of the transaction to be in the second quarter of 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(10)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)

                                                 Three-Month Period
                                                   Ended March 31,
                                            -----------------------------
                                              1999                 1998
                                            --------             --------
Net income                                  $ 45,313             $ 15,100
                                            --------             --------
Unrealized losses on securities
  arising during the year                    (36,622)              (6,905)
Less reclassification adjustment              (2,211)               2,170
                                            --------             --------
Net unrealized losses recognized
  in other comprehensive income              (34,411)              (9,075)
                                            --------             --------
Comprehensive income (1)                    $ 10,902             $  6,025
                                            ========             ========

(1) Excluding merger-related charges, comprehensive income for the three-month period ended March 31, 1998 was $31.9 million.

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $16.3 million at March 31, 1999 and net unrealized gains on securities of $18.1 million at December 31, 1998.

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

          Assessment - analyzing those computers, software, systems, devices and related applications with a view to determining if they store or process date information in a manner which will avoid millennial errors of the type described above, the risks resulting from any such errors and prioritizing them based on how critical they are to Sovereign's business operations.

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

     Sovereign is currently in the testing phase. Sovereign had substantially completed testing of its internal mission-critical items as of December 31, 1998 and has substantially completed testing of its external mission critical items as of March 31, 1999. "Internal" items would include software developed by Sovereign or the remediation of which is controlled by Sovereign, whereas external items would include software provided by others, and systems provided by Sovereign's service providers. Sovereign also estimates that it will complete the implementation phase for all mission-critical items by June 30, 1999.

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

     Costs. Sovereign has established a budget for its Y2K project costs, which covers the estimated costs of remediation, including modification or replacement of systems and software, utilization of outside consultants, and costs of internal personnel. Based on Sovereign's current assessment of its Y2K project status, the amount of this budget is $13.5 million for fiscal 1998 and 1999. Sovereign is using its internal funds for this project.

     Sovereign's expenditures with regard to its Y2K project are substantially in accordance with its current budget. Through May 10, 1999, Sovereign's cash outlay was approximately $9.6 million of its $13.5 million budget.

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

     The foregoing is a summary of the steps which Sovereign has taken as of March 31, 1999 and proposed to take as of that date with respect to the Y2K issue, and the risks which Sovereign, at this time, believes the Y2K issues are likely to present. Sovereign is using good faith efforts, which it believes are reasonable, to prepare for the Y2K issue and avoid disruption in its business. Nonetheless, the Y2K issue presents an unprecedented challenge to the financial services industry, an industry characterized by a high degree of interdependence among financial institutions and those who deal with and service them, such as outside data processing services, computer network system providers, local and long distance telecommunications companies, utilities, and ATM terminal service providers. Whether these outside parties are ready for the year 2000 is largely beyond Sovereign's control. Accordingly, there can be no assurance that (i) Sovereign's assessment of the Y2K risks will prove to be correct; (ii) the steps Sovereign is taking will be sufficient to avoid disruption to its business and other material risks; (iii) the foregoing will not ultimately have a material adverse effect on Sovereign and its business.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net operating income for the three-month period ended March 31, 1999 was $45.3 million compared to net operating income of $40.9 million for the same period in 1998. Operating diluted earnings per share for the three-month period ended March 31, 1999 was $.28 compared to $.26 for the same period in 1998. Operating results exclude all merger-related charges discussed below.

     Net income for the three-month period ended March 31, 1999 was $45.3 million and diluted earnings per share for the same period was $.28. Net income and diluted earnings per share for the three-month period ended March 31, 1998 were $15.1 million and $.09, respectively. Net income for the three-month period ended March 31, 1998 included merger charges of $39.5 million ($25.8 million after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") during the first quarter of 1998. Expenses included as part of the merger-related charges consisted of human resources related costs and other expenses, including investment banker fees and legal expenses.

     Return on average equity, return on average tangible equity and return on average total assets, excluding the merger-related charges discussed above were 15.07%, 26.43% and .81% for the three-month period ended March 31, 1999 compared to 15.68%, 18.93% and .91% for the same period in 1998. Average equity to average total assets for the three-month period ended March 31, 1999 and 1998 was 5.23% and 5.57%, respectively.

Net Interest Income

     Net interest income for the three-month period ended March 31, 1999 was $140 million compared to $121 million for the same period in 1998. This increase was attributable to an increase in average balances resulting from internal growth and recent acquisitions. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month period ended March 31, 1999 was 2.80% compared to 2.86% for the three-month period ended December 31, 1998 and 2.89% for the three-month period ended March 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on investment securities available-for-sale was $122 million for the three-month period ended March 31, 1999 compared to $37.1 million for the same period in 1998. The average balance of investment securities available-for-sale was $7.4 billion with an average yield of 6.74% for the three-month period ended March 31, 1999 compared to an average balance of $2.3 billion with an average yield of 6.92% for the same period in 1998. The increase in the average balance of investment securities available-for-sale was due to favorable market conditions which have created opportunities for Sovereign to realign its balance sheet and an active decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $28.0 million for the three-month period ended March 31, 1999 compared to $61.2 million for the same period in 1998. The average balance of investment securities held-to-maturity was $1.6 billion with an average yield of 6.83% for the three-month period ended March 31, 1999 compared to an average balance of $3.3 billion with an average yield of 7.30% for the same period in 1998.

     Interest and fees on loans were $217 million for the three-month period ended March 31, 1999 compared to $224 million for the same period in 1998. The average balance of loans was $11.4 billion with an average yield of 7.63% for the three-month period ended March 31, 1999 compared to an average balance of $11.4 billion with an average yield of 7.90% for the same period in 1998.

     Interest on deposits was $109 million for the three-month period ended March 31, 1999 compared to $102 million for the same period in 1998. The average balance of deposits was $12.1 billion with an average cost of 3.66% for the three-month period ended March 31, 1999 compared to an average balance of $9.7 billion with an average cost of 4.27% for the same period in 1998. The increase in average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's acquisition of approximately $2.2 billion of low cost deposits from the CoreStates branch acquisition during the third quarter of 1998 and strong internal core deposit growth during the past year.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on borrowings was $119 million for the three-month period ended March 31, 1999 compared to $102 million for the same period in 1998. The average balance of borrowings was $8.9 billion with an average cost of 5.37% for the three-month period ended March 31, 1999 compared to an average balance of $7.0 billion with an average cost of 5.82% for the same period in 1998. The increase in the average balance and the decrease in the average cost of borrowings was the result of balance sheet growth being partially funded by borrowings. During the three-month period ended March 31, 1999, Sovereign funded its balance sheet growth through borrowings as the cost of borrowings was lower than the cost of retail certificates of deposit.


Provision for Possible Loan Losses

     The provision for loan losses for the three-month period ended March 31, 1999 was $7.5 million compared to $6.8 million for the same period in 1998.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. As shown in the following table, provisioning plus acquired reserves are sufficiently in excess of net losses for the periods presented. Management believes that an increase in provision was warranted due to the changing composition and increased risk in the loan portfolio, as discussed above. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     Sovereign's net charge-offs for the three-month period ended March 31, 1999 were $7.5 million and consisted of charge-offs of $12.5 million and recoveries of $5.0 million. This compared to net charge-offs of $6.8 million consisting of charge-offs of $9.3 million and recoveries of $2.5 million for the three-month period ended March 31, 1998. Sovereign's increased level of net charge-offs was primarily the result of increased consumer and commercial loan charge-offs, the majority of which are related to Sovereign's acquisition activity over the past two years. Although commercial and consumer lending will typically result in higher net charge-off levels than residential lending, historically, it has also resulted in higher income potential. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated:
(dollars in thousands)

                                           Three-month Period Ended March 31,
                                           ---------------------------------
                                               1999                1998
                                            ---------           ---------

Allowance, beginning of period              $ 133,802           $ 116,823

Charge-offs:
  Residential                                   1,423               1,869
  Commercial Real Estate                          218                  -
  Commercial                                    2,103                 349
  Consumer(1)                                   8,710               7,102
                                            ---------           ---------
      Total Charge-offs                        12,454               9,320
                                            ---------           ---------

Recoveries:
  Residential                                     763                 281
  Commercial Real Estate                          439                  14
  Commercial                                      406                  64
  Consumer(1)                                   3,375               2,171
                                            ---------           ---------
      Total Recoveries                          4,983               2,530
                                            ---------           ---------

Charge-offs, net of recoveries                  7,471               6,790
Provision for possible loan losses              7,500               6,760
Other                                              -                1,632
                                            ---------           ---------
Allowance, end of period                    $ 133,831           $ 118,425
                                            =========           =========
----------------

(1) Includes indirect auto loans and home equity lines of credit.


Other Income

     Other income was $32.3 million for the three-month period ended March 31, 1999 compared to $22.8 million for the same period in 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Retail banking fees were $11.1 million for the three-month period ended March 31, 1999 compared to $6.6 million for the same period in 1998. This increase was primarily due to an increase in the number of Sovereign's transaction accounts, an increase in inter-change income resulting from growth in the number and transaction volume of Sovereign's debit cards and a larger retail customer base over the last year.

     Mortgage banking gains were $9.9 million for the three-month period ended March 31, 1999 compared to $6.3 million for the same period in 1998. This increase was primarily attributable to a favorable external interest rate environment and heavy refinancing activity.

     Loan fees and service charges were $1.3 million for the three-month period ended March 31, 1999 compared to $1.5 million for the same period in 1998. Loan fees and service charges result primarily from Sovereign's loan servicing portfolio. Sovereign serviced $9.1 billion of its own loans and $6.8 billion of loans for others at March 31, 1999 compared to $9.3 billion of its own loans and $6.4 billion of loans for others at March 31, 1998.

     Gains on sales of loans and investment securities available-for-sale were $3.4 million for the three-month period ended March 31, 1999 compared to $3.5 million for the same period in 1998.

     Miscellaneous income was $6.5 million for the three-month period ended March 31, 1999 compared to $4.8 million for the same period in 1998. This increase was primarily due to Sovereign's additional investment in bank-owned life insurance ("BOLI") which was made during the first quarter of 1999.


General and Administrative Expenses

     Total general and administrative expenses were $83.5 million for the three-month period ended March 31, 1999 compared to $65.3 million for the same period in 1998. The ratio of general and administrative expenses to average assets for the three-month period ended March 31, 1999 was 1.49% compared to 1.45% for the same period in 1998. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month period ended March 31, 1999 was 48.5% compared to 45.9% for the same period in 1998. The increase in general and administrative expenses for the three-month period ended March 31, 1999 was primarily due to Sovereign's franchise growth and included the effect of Sovereign's purchase of 93 branch offices and related commercial and consumer loans from CoreStates during the third quarter of 1999. This acquisition significantly impacted Sovereign's compensation and occupancy expenses. The remaining expenses are related to Sovereign's Year 2000 and other technology initiatives and expansion in its corporate banking business line.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Other operating expenses were $11.9 million for the three-month period ended March 31, 1999 compared to $46.1 million for the same period in 1998. Results for the three-month period ended March 31, 1999 include amortization of goodwill of $9.0 million compared to $3.2 million for the same period in 1998. Results for the three-month period ended March 31, 1998 include merger charges of $39.5 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

Income Tax Provision

     The income tax provision was $23.9 million for the three-month period ended March 31, 1999 compared to $10.2 million for the same period in 1998. The effective tax rate for the three-month period ended March 31, 1999 was 34.5% compared to 40.3% for the same period in 1998. The higher than usual effective tax rate for the three-month period ended March 31, 1998 was primarily attributable to certain non-deductible expenses incurred in conjunction with Sovereign's acquisition of ML Bancorp during the period.


FINANCIAL CONDITION

Loan Portfolio

     At March 31, 1999, Sovereign's total loan portfolio included $4.7 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties compared to $5.1 billion at December 31, 1998. With its increased focus on non-residential lending and Sovereign's acquisition activity over the past few years, at March 31, 1999, Sovereign's total loan portfolio also included $2.7 billion of commercial loans and $4.1 billion of consumer loans, including $1.7 billion of outstanding home equity loans (excluding $605 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties and $1.8 billion of auto loans. This compares to $2.3 billion of commercial loans and $3.8 billion of consumer loans, including $1.8 billion of outstanding home equity loans and $1.5 billion of auto loans at December 31, 1998.

     Over the past few years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the three-month period ended March 31, 1999, Sovereign closed $571 million of commercial loans compared to $195 million of commercial loans during the same period in 1998. This increase was due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Sovereign closed $704 million of consumer loans during the three-month period ended March 31, 1999 compared to $323 million of consumer loans during the same period in 1998. This increase was primarily the result of strong home equity and auto loan originations during the three-month period ended March 31, 1999.

     During the three-month period ended March 31, 1999, Sovereign closed $498 million of first mortgage loans, the majority of which were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $466 million and approximately 80% of fixed rate loans for the same period in 1998.

     Sovereign's loan portfolio at March 31, 1999 was $11.6 billion compared to $11.3 billion at December 31, 1998. Sovereign's consumer and commercial loan portfolios have increased as a result of strong originations. This increase has been off-set by a planned decline in Sovereign's residential mortgage loan portfolio resulting from the refinance environment and Sovereign's increased mortgage banking capabilities, which results in residential mortgage loan originations being sold in the secondary market rather than held in Sovereign's loan portfolio.

     At March 31, 1999, Sovereign's non-performing assets were $122 million compared to $116 million at December 31, 1998. Non-performing assets as a percentage of total assets were .53% at March 31, 1999 compared to .53% at December 31, 1998. At March 31,1999, 63% of non-performing assets consisted of loans related to real estate or OREO. Another 4% of non-performing assets consisted of indirect auto loans and other repossessed assets. The remainder of Sovereign's non-performing assets consist principally of consumer loans, many of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% reserve allocation is assigned. Repossessed autos carry a reserve allocation of 50%. At March 31, 1999, the allowance for loan losses as a percentage of non-performing assets was 107% compared to 112% at December 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)


                                              March 31,          December 31,
                                                1999                 1998
                                             ---------            -----------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                    $  64,935            $  63,258
      Other                                     37,117               33,297
                                             ---------            ---------
Total Non-Accrual Loans                        102,052               96,555
Other                                            1,640                3,404
Restructured Loans                               3,755                  141
                                             ---------            ---------
Total Non-Performing Loans                     107,447              100,100
                                             ---------            ---------
Other Real Estate Owned and Other
    Repossessed Assets:
      Other real estate owned                   11,549               12,812
      Other repossessed assets                   2,747                2,772
                                             ---------            ---------
Total Other Real Estate Owned and
    Other Repossessed Assets                    14,296               15,584
                                             ---------            ---------
TOTAL NON-PERFORMING ASSETS                  $ 121,743            $ 115,684
                                             =========            =========

Past due 90 days or more as to
interest or principal and
accruing interest (1)                        $   5,708            $   6,571

Non-Performing Assets as a
percentage of Total Assets                         .53%                 .53%

Non-Performing Loans as a
percentage of Total Loans                          .93%                 .89%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                             1.10%                1.08%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Assets                        107%                 112%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Loans                         121%                 129%

----------------
(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $36.1 million at March 31, 1999 and consisted principally of commercial and commercial real estate loans.

     Sovereign closely monitors delinquencies as a means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed. A predictive dialer is used to assist collection efforts in the early stages of delinquency on the entire retail portfolio. An attempt is made to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Legal counsel is retained when necessary. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly Asset Review meetings.

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which could have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At March 31, 1999, the allowance for loan losses was $134 million or 1.16% of total loans compared to $134 million or 1.19% of total loans at December 31, 1998.

     The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated: (dollars in thousands)

                                      March 31,                      December 31,
                                        1999                            1998
                              ------------------------        -------------------------
Balance at End of                             Percent                          Percent
Period Attributable to          Amount        of Loans          Amount         of Loans
-----------------------       --------        --------        --------         --------
Residential                   $ 21,768           41.3%        $ 22,427            45.9%
Commercial                      38,519           23.5           38,354            20.4
Consumer                        48,735           35.2           48,083            33.7
Unallocated                     24,809              -           24,938               -
                              --------         ------          -------          ------

Total                         $133,831          100.0%        $133,802           100.0%
                              ========         ======         ========          ======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Impaired loans are summarized as follows (in thousands):

                                                   March 31,        December 31,
                                                    1999                1998
                                                 -----------        ------------

Impaired loans without a related reserve         $      -            $      -
Impaired loans with a related reserve               57,578              63,296
                                                 ---------           ---------

Total impaired loans                             $  57,578           $  63,296
                                                 =========           =========

Reserve for impaired loans                       $  13,895           $  18,582
                                                 =========           =========


     The average balance of impaired loans for the three-month periods ended March 31, 1999 and 1998 was $60.4 million and $37.8 million, respectively.


Investment Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. The effective duration of the total investment portfolio at March 31, 1999 was 2.7 years.

     At March 31, 1999, total investment securities available-for-sale were $8.0 billion compared to $6.7 billion at December 31, 1998 and investment securities held-to-maturity were $1.5 billion compared to $1.8 billion at December 31, 1998. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at March 31, 1999 were $417 million compared to $426 million at December 31, 1998.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at March 31, 1999 were $12.0 billion compared to $12.3 billion at December 31, 1998. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at March 31, 1999 were $9.3 billion of which $4.7 billion were short-term compared to $7.9 billion of which $3.9 billion were short-term at December 31, 1998. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. During the three-month period ended March 31, 1999, Sovereign funded its balance sheet growth through borrowings as the cost of borrowings was lower than the cost of retail certificates of deposit. For additional information with respect to Sovereign's borrowings, see
Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $2.9 billion of FHLB advances at March 31, 1999 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at March 31, 1999, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for March 31, 1999 was 58.9%.

     Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $285 million per month. At March 31, 1999, Sovereign had $7.3 billion in unpledged investment securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

     For the three-month period ended March 31, 1999, cash and cash equivalents decreased $93.3 million. Net cash provided by operating activities was $214 million for the three-month period ended March 31, 1999. Net cash used by investing activities for the three-month period ended March 31, 1999 was $1.4 billion consisting primarily of purchases of investment securities which are classified available-for-sale, partially offset by proceeds from repayments of investment securities and loans. Net cash provided by financing activities for the three-month period ended March 31, 1999 was $1.1 billion, which includes an increase in short-term borrowings of $663 million and an increase in proceeds from long-term borrowings of $745 million.

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

     At March 31, 1999, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at March 31, 1999:

                                                                                             Well
                                       Sovereign         Sovereign         Minimum        Capitalized
                                       Bancorp(1)          Bank          Requirement      Requirement(1)
                                       ----------        ---------       -----------      --------------
Stockholders' equity to
  total assets                            5.23%            6.77%             None             None
Tangible capital to tangible
  assets                                  3.58             5.04              1.50%            None
Leverage (core) capital to
  tangible assets                         4.25             5.15              3.00             5.00%
Leverage (core) capital to
  risk adjusted assets                    7.29             9.00              4.00             6.00
Risk-based capital to risk
  adjusted assets                        11.32            10.03              8.00            10.00

--------------
(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 4.76% at March 31, 1999.

     Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous parallel rate shock environment to be generally within a 10% loss. At March 31, 1999, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $78.5 million or 11.96%; conversely, if interest rates increase by 200 basis points, net interest income would decrease by $9.9 million or 1.51%. At December 31, 1998, if interest rates increased by 200 basis points, net interest income would have increased by $22.1 million or 3.59%. This change in sensitivity was primarily related to an increase in short-term, variable rate borrowings.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Constant Maturity Treasury, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign generally utilizes non-amortizing interest rate swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds. At March 31, 1999, Sovereign's principal off-balance sheet transactions were pay fixed-receive variable non-amortizing interest rate swaps with a total notional amount of $2.9 billion, which are being used to hedge Sovereign's short-term borrowing portfolio.

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


Item 6 - Reports on Form 8-K.


         Report on Form 8-K, dated April 16, 1999 (date of earliest event - April 7, 1999), contained three press releases announcing (1) Sovereign's stock repurchase program to repurchase up to 10% of its outstanding shares; (2) Sovereign's expected earnings for the first quarter of 1999; and (3) Sovereign's technology initiatives which include plans for forming a separate Internet Bank.

         Report on Form 8-K, dated March 19, 1999 (date of earliest event - March 18, 1999), contained Sovereign's 1998 audited financial statements and the related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SOVEREIGN BANCORP, INC.
                                    --------------------------------------------
                                                    (Registrant)


Date May 14, 1999                   /s/ Dennis S. Marlo
     ------------                   --------------------------------------------
                                                   Dennis S. Marlo
                                               Chief Financial Officer


Date May 14, 1999                   /s/ Mark R. McCollom
     ------------                   --------------------------------------------
                                                 Mark R. McCollom
                                            Chief Accounting Officer