Form 10-K405/A
period 1998-12-31
SOVEREIGN BANCORP INC
filed 1999-06-01
CIK 811830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM _N/A_ TO ____________ .

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $2,010,010,980 at March 30, 1999. As of March 29, 1999, the Registrant had 160,000,874 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

================================================================================

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                 Selected Financial Data(1)

                                                                           At or for the Year Ended December 31,
                                                          -----------------------------------------------------------------------
                                                             1998             1997          1996           1995          1994
                                                          -----------     -----------   -----------    -----------    -----------
                                                                        (Dollars in thousands, except per share data)
Balance Sheet Data
Total assets ...........................................  $21,913,873     $17,655,455   $15,298,690    $13,082,579     $11,021,718
Loans ..................................................   11,285,840      11,324,122     9,595,495      7,591,107       6,972,184
Allowance for loan losses ..............................     (133,802)       (116,823)      (73,847)       (67,515)        (64,611)
Investment securities ..................................    8,502,082       5,372,713     5,012,118      4,695,805       3,546,687
Deposits ...............................................   12,322,716       9,515,294     8,660,684      8,548,888       7,064,223
Borrowings .............................................    7,900,592       6,863,643     5,599,109      3,566,857       3,144,265
Stockholders' equity ...................................    1,204,068       1,047,795       889,751        843,733         696,018

Summary Statement of Operations
Total interest income ..................................  $ 1,355,371     $ 1,178,777   $ 1,016,826    $   838,261     $   626,241
Total interest expense .................................      861,759         746,695       629,860        518,483         335,846
                                                          -----------     -----------   -----------    -----------     -----------
Net interest income ....................................      493,612         432,082       386,966        319,778         290,395
Provision for loan losses (3) ..........................       27,961          41,125        22,685         13,119          14,562
                                                          -----------     -----------   -----------    -----------     -----------
Net interest income after provision for loan losses.....      465,651         390,957       364,281        306,659         275,833
Other income ...........................................      105,181          48,688        63,379         42,908          24,674
Other expenses .........................................      359,626         269,783       289,773        199,647         166,155
                                                          -----------     -----------   -----------    -----------     -----------
Income before income taxes .............................      211,206         169,862       137,887        149,920         134,352
Income tax provision ...................................       74,751          67,324        47,509         51,051          49,013
                                                          -----------     -----------   -----------    -----------     -----------
Net income .............................................  $   136,455     $   102,538   $    90,378       $ 98,869     $    85,339
                                                          ===========     ===========   ===========    ===========     ===========

Share Data(2)
Common shares outstanding at end of period
  (in thousands) .......................................      159,727         141,218       134,000        130,762         133,140
Preferred shares outstanding at end of period
  (in thousands) .......................................           --           1,996         2,000          2,000              --
Basic earnings per share(3) ............................  $       .88     $       .70   $       .63       $    .68     $       .65
Diluted earnings per share(3) ..........................  $       .85     $       .66   $       .59       $    .66     $       .63
Book value per share at end of period(4) ...............  $      7.54     $      7.42   $      6.64       $   6.45     $      5.23
Common share price at end of period                       $        14 1/4 $     17 5/16 $      9 1/8      $   6 11/16  $      4 7/8
Dividends paid per common share(5) .....................  $       .084    $       .114  $       .140      $    .119    $       .095

Selected Financial Ratios
Dividend payout ratio(6) ...............................         9.88%          17.27%        23.73%         18.03%          15.08%
Return on average assets(7) ............................          .70%            .63%          .63%           .83%            .89%
Return on average equity(7) ............................        12.42%          10.92%        10.34%         12.60%          13.58%
Equity to assets .......................................         5.49%           5.93%         5.82%          6.45%           6.31%

---------------
(1) All selected financial data has been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2) All per share data have been adjusted to reflect all stock dividends and stock splits.

(3) The 1998 and 1997 results include special charges comprised of merger-related charges of $33.5 million (after-tax) in 1998 and $29.8 million (after-tax), including $16.2 million classified as a special provision for loan loss in 1997, resulting from Sovereign's acquisitions during 1998 and 1997, and losses from non-recurring sales of held-to-maturity securities of $0.3 million (after-tax) and $6.9 million (after-tax) in 1998 and 1997, respectively. Excluding the special charges, basic earnings per share and diluted earnings per share were $1.10 and $1.06, respectively, for 1998 and $.97 and $.89, respectively, for 1997. The 1996 results include the non-recurring SAIF assessment of $24.9 million (after-tax). Excluding the non-recurring SAIF assessment, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.76, respectively.

(4) Book value is calculated using equity divided by common shares outstanding at end of period.

(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

(6) The dividend payout ratio is calculated using dividends per common share divided by diluted earnings per share.

(7) Results for 1998 and 1997 include the special charges described in Note 3 above. Results for 1996 include the non-recurring SAIF assessment described in Note 3 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General. Sovereign reported net operating income of $170 million for the year ended December 31, 1998. This represents an increase of 22% over net operating income of $139 million reported for 1997. Operating earnings per share was $1.06 for 1998, which represents an increase of 19% over 1997 operating earnings per share of $.89. Return on average equity and return on average assets were 15.50% and .87%, respectively, for 1998 compared to 14.83% and .85%, respectively, for 1997. The term "operating" income and "operating" earnings per share represent income and earnings per share excluding the following: 1998 merger charges of $33.5 million (after-tax) related to Sovereign's 1998 acquisitions of ML Bancorp, Inc. ("ML Bancorp"), Carnegie Bancorp ("Carnegie") and First Home Bancorp Inc. ("First Home") and 1997 merger charges of $29.8 million (after-tax) related to Sovereign's 1997 acquisitions of First State Financial Services, Inc. ("First State") and Bankers Corp. ("Bankers"), and losses from non-recurring sales of held-to-maturity securities of $0.3 million (after-tax) and $6.9 million (after-tax) in 1998 and 1997, respectively. For additional information with respect to Sovereign's merger-related charges, see
Note 2 at "Notes to Consolidated Financial Statements" hereof. All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been calculated based on average diluted shares outstanding and have been adjusted to reflect all stock dividends and stock splits.

     Net income for the year ended December 31, 1998 was $136 million or $.85 per share. Net income for the year ended December 31, 1997 was $103 million or $.66 per share.

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

     Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

     Table 1: Spread Analysis

                                                                      Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                   1998                           1997                           1996
                                   ------------------------------    -----------------------------    ------------------------------
                                     Average                Yield/    Average                 Yield/   Average               Yield/
                                     Balance     Interest    Rate     Balance    Interest     Rate     Balance    Interest    Rate
                                   ------------------------------    ------------------------------   ------------------------------
Interest-earning assets:
Interest-earning deposits          $    56,389  $    7,397   13.12%  $    32,261 $    5,392   16.71%  $  26,092   $   4,103   15.73%
Investment securities
 available-for-sale(1)               4,336,872     284,392    6.75     1,566,975    102,123    6.77   1,290,649      84,656    6.70
Investment securities
 held-to-maturity                    2,530,143     182,499    7.22     3,902,940    279,900    7.18   3,500,212     250,938    7.17
Net loans(2)(3)                     11,105,400     881,083    7.94    10,138,964    791,362    7.82   8,789,397     677,129    7.72
                                   -----------  ----------   -----   ----------- ----------   -----   ---------   ---------   -----
Total interest-earning assets       18,028,804   1,355,371    7.57    15,641,140  1,178,777    7.57  13,606,350   1,016,826    7.49
Non-interest-earning assets          1,589,937          --      --       689,618         --      --     634,416          --      --
                                   -----------  ----------   -----   ----------- ----------   -----   ---------   ---------   -----

 Total assets                      $19,618,741   1,355,371    6.96   $16,330,758  1,178,777    7.25 $14,240,766   1,016,826    7.16
                                   ===========  ----------   -----   =========== ----------   ----- ===========   ---------   -----
Interest-bearing liabilities:
Deposits:
 Demand deposit and NOW accounts   $ 1,712,730      16,387     .96   $ 1,157,372      7,967     .69   $ 996,815       9,422     .95
 Savings accounts                    2,126,149      62,694    2.95     1,946,404     58,974    3.03   1,884,076      51,824    2.75
 Money market accounts               1,173,889      45,055    3.84       834,933     33,719    4.04     853,862      34,388    4.03
 Certificates of deposit             5,688,568     316,164    5.56     5,069,113    278,153    5.49   4,722,999     255,450    5.41
                                   -----------  ----------   -----   ----------- ----------   -----   ---------   ---------   -----
 Total deposits                     10,701,336     440,300    4.12     9,007,822    378,813    4.21   8,457,752     351,084    4.15
Total borrowings                     7,404,186     421,459    5.69     6,164,004    367,882    5.97   4,736,718     278,776    5.89
                                   -----------  ----------   -----    ---------- ----------   -----   ---------   ---------   -----
Total interest-bearing liabilities  18,105,522     861,759    4.76    15,171,826    746,695    4.92  13,194,470     629,860    4.77
Non-interest-bearing liabilities       414,719          --      --       220,047         --      --     171,920          --      --
                                   -----------  ----------   -----   ----------- ----------   -----   ---------   ---------    ----
 Total liabilities                  18,520,241     861,759    4.65    15,391,873    746,695    4.85  13,366,390     629,860    4.71
Stockholders' equity                 1,098,500          --      --       938,885        --       --     874,376          --      --
                                   ===========  ----------   -----   ----------- ----------   -----  ----------   ---------   -----
 Total liabilities and
  stockholders' equity             $19,618,741     861,759    4.39   $16,330,758    746,695    4.57 $14,240,766     629,860    4.42
                                   ===========  ----------   -----   =========== ----------   ----- ===========   ---------   -----
Interest rate spread(4)                                      2.56%                             2.68%                           2.74%
                                                             =====                             =====                           ====
Net interest income/net
 interest margin(5)                             $  493,612    2.79%              $  432,082    2.79%              $ 386,966    2.86%
                                                ==========   =====                =========    =====              =========    ====
Ratio of interest-earning assets to
  interest-bearing liabilities                                1.00x                            1.03x                           1.03x
                                                             =====                             =====                           ====

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

     Table 2: Volume/Rate Analysis

                                                                       Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                        1998 vs. 1997                         1997 vs. 1996
                                                      Increase/(Decrease)                 Increase/(Decrease)
                                             -----------------------------------    ---------------------------------
                                              Volume         Rate        Total       Volume       Rate         Total
                                             ---------    ---------    ---------    ---------   ---------    --------
Interest-earning assets:
  Interest-earning deposits                  $   2,815    $    (810)   $   2,005    $   1,018   $     271    $  1,289
  Investment securities available-for-sale     181,633          636      182,269       18,005        (538)     17,467
  Investment securities held-to-maturity       (99,029)       1,628      (97,401)      28,882          80      28,962
  Net loans(1)                                  76,492       13,229       89,721      105,228       9,005     114,233
                                                                       ---------                             --------
Total interest-earning assets                                            176,594                              161,951
                                                                       ---------                             --------
Interest-bearing liabilities:
  Deposits                                      69,478       (7,991)      61,487       23,082       4,647      27,729

  Borrowings                                    69,571      (15,994)      53,577       85,131       3,975      89,106
                                                                       ---------                             --------
Total interest-bearing liabilities                                       115,064                              116,835
                                                                       ---------                             --------
Net change in net interest income            $  40,833    $  20,697    $  61,530    $  56,465   $ (11,349)   $ 45,116
                                             =========    =========    =========    =========   =========    ========

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

     Sovereign's net charge-offs for 1998 were $33.6 million and consisted of charge-offs of $46.3 million and recoveries of $12.7 million. This compares to 1997 net charge-offs of $18.8 million consisting of charge-offs of $24.2 million and recoveries of $5.4 million. The ratio of net loan charge-offs to average loans, including loans held for sale, was .30% for 1998, compared to .18% for 1997 and .19% for 1996. Commercial loan net charge-offs as a percentage of average commercial loans were .14% for 1998, compared to .14% for 1997 and .85% for 1996. The higher figure in 1996 was due to charge-offs related to a pool of non-performing loans charged-off by First State, a predecessor institution acquired by Sovereign, previous to its 1997 acquisition that was accounted for as a pooling-of-interests. Consumer loan net charge-offs as a percentage of average consumer loans were .80% for 1998, compared to .55% for 1997 and .18% for 1996. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .08% for 1998, .11% for 1997 and .13% for 1996. Sovereign's increased level of consumer and commercial loan charge-offs in 1998 was primarily related to Sovereign's acquisition activity over the past two years. Although commercial and consumer lending will typically result in higher net charge-off levels than residential lending, historically, it has also resulted in higher income potential. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. In connection with this philosophy, additional reserves were established in conjunction with both Sovereign's recent acquisitions described above and internal growth.

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
                                                         ========     ========    ========    ========    ========


--------------------------------------------------------------------------------
(1) Includes indirect auto loans and home equity lines of credit.
(2) For 1998, acquired reserves and other additions include $20.5 million of loan loss reserves established in connection with the CoreStates branch acquisition. For 1997,acquired reserves and other additions represent $22.0 million of loan loss reserves established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State.
--------------------------------------------------------------------------------

     Sovereign's policy for charging off loans varies with respect to the category of loans and specific circumstances surrounding each loan under consideration. Consumer loans are generally charged off when deemed to be uncollectible or 120 days past due, whichever comes first. Charge-offs of commercial loans and residential real estate mortgage loans are made on the basis of management's ongoing evaluation of non-performing loans.

     Other Income. Total other income was $105 million for 1998 compared to $48.7 million for 1997. Several factors contributed to the increase in other income as discussed below.

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

     Gains on sales of loans and investment securities were $19.8 million for 1998 compared to losses of $7.2 million for 1997, which included investment security net gains (losses) of $15.8 million and $(9.2) million and net gains on sales of loans of $4.0 million and $2.0 million in 1998 and 1997, respectively. This increase was in part due to a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998. The remaining increase was the result of gains on sales of investment securities available-for sale during 1998 and a $10.3 million (pre-tax) loss on the liquidation of $750 million of investments including some held-to-maturity securities in conjunction with the Bankers acquisition during the third quarter of 1997. This sale was completed in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position. Recent favorable market trends have created opportunities for Sovereign to realign its investment portfolio with no adverse impact on future earnings or its interest rate risk profile. Sovereign will continue to evaluate these opportunities in the context of its overall asset/liability management process.

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

     Other Operating Expenses. Total other operating expenses were $82.3 million for 1998 compared to $44.8 million for 1997. Other operating expenses included merger-related charges of $49.9 million for 1998 compared to $19.2 million for 1997. These expenses are related to Sovereign's acquisitions over the last two years and include human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Also included in other operating expenses was amortization of goodwill and other intangible assets of $20.6 million for 1998 compared to $13.2 million for 1997, Trust Preferred Securities expense of $12.5 million for 1998 compared to $11.7 million for 1997, and other net real estate owned ("OREO") gains of $804,000 for 1998 compared to net OREO losses of $767,000 for 1997.

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

 Management's Discussion and Analysis

     Table 4 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

      Table 4: Composition of Loan Portfolio

                                                                   At December 31,
                                  ----------------------------------------------------------------------------
                                           1998                         1997                     1996
                                  -----------------------    ------------------------   ----------------------
                                     Balance     Percent      Balance       Percent       Balance     Percent
                                  -----------------------    ------------------------   ----------------------
Residential real estate loans     $ 5,113,537     45.3%      $ 6,634,271      58.6%      $7,381,820      76.9%
Residential construction loans         62,536       .6           137,367       1.2          136,436       1.4
                                  -----------    -----      ------------     -----       ----------     -----
  Total Residential Loans           5,176,073     45.9         6,771,638      59.8        7,518,256      78.3
                                  -----------    -----      ------------     -----       ----------     -----
Commercial real estate loans          887,938      7.9           664,943       5.9          511,071       5.3
Commercial loans                      717,440      6.4           356,517       3.1          262,840       2.7
Automotive floor plan loans           578,147      5.1           279,757       2.5             --         --
Multi-family loans                    115,195      1.0           115,570       1.0          109,774       1.2
                                  -----------    -----      ------------     -----       ----------     -----
  Total Commercial Loans            2,298,720     20.4         1,416,787      12.5          883,685       9.2
                                  -----------    -----      ------------     -----       ----------     -----
Home equity loans                   1,750,883     15.5         1,050,304       9.3          800,559       8.3
Auto loans                          1,510,676     13.4         1,553,318      13.7           73,393        .8
Loans to automotive lessors           252,856      2.2           267,033       2.3              --        --
Student loans                         256,744      2.3           190,440       1.7          211,358       2.2
Credit cards                            --         --             54,887        .5           82,798        .9
Other                                  39,888       .3            19,715        .2           25,446        .3
                                 ------------    -----      ------------     -----       ----------     -----
  Total Consumer Loans              3,811,047     33.7         3,135,697      27.7        1,193,554      12.5
                                 ------------    -----      ------------     -----       ----------     -----
  Total Loans                     $11,285,840    100.0%      $11,324,122     100.0%      $9,595,495     100.0%
                                 ============    =====      ============     =====       ==========     =====
 Total Loans with:(1)
  Fixed rates                      $5,798,158     51.4%      $ 4,548,951      40.2%      $2,180,356      22.7%
  Variable rates                    5,487,682     48.6         6,775,171      59.8        7,415,139      77.3
                                 ------------    -----      ------------       ---       ----------       ---
    Total Loans                   $11,285,840    100.0%      $11,324,122     100.0%      $9,595,495     100.0%
                                 ============    =====      ============     =====       ==========     =====


                                                          At December 31,
                                      -----------------------------------------------------
                                                  1995                         1994
                                      ------------------------       ----------------------
                                         Balance       Percent        Balance       Percent
                                      ------------------------       -----------------------
Residential real estate loans           $6,059,064        79.8%      $ 5,660,704       81.2%
Residential construction loans             116,110         1.6            83,630        1.2
                                      ------------       -----        ----------      -----
  Total Residential Loans                6,175,174        81.4         5,744,334       82.4
                                      ------------       -----        ----------      -----
Commercial real estate loans               358,334         4.7           288,739        4.2
Commercial loans                           166,712         2.2           113,686        1.6
Automotive floor plan loans                    --          --              --            --
Multi-family loans                         130,819         1.7           148,878        2.1
                                      ------------       -----       -----------      -----
  Total Commercial Loans                   655,865         8.6           551,303        7.9
                                      ------------       -----       -----------      -----
Home equity loans                          648,033         8.5           583,837        8.4
Auto loans                                  14,267          .2            14,954         .2
Loans to automotive lessors                   --           --                --          --
Student loans                               14,232          .2            13,107         .2
Credit cards                                32,274          .4            10,338         .1
Other                                       51,262          .7            54,311         .8
                                       -----------       -----        ----------      -----
  Total Consumer Loans                     760,068        10.0           676,547        9.7
                                       -----------       -----        ----------      -----
  Total Loans                           $7,591,107        100.0%      $6,972,184      100.0%
                                      ============       =====       ===========      =====
 Total Loans with:(1)
  Fixed rates                           $1,896,384        25.0%       $1,768,859       25.4%
  Variable rates                         5,694,723        75.0         5,203,325       74.6
                                      ------------       -----       -----------      -----
    Total Loans                         $7,591,107       100.0%       $6,972,184      100.0%
                                      ============       =====       ===========      =====


--------------------------------------------------------------------------------
(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management."
--------------------------------------------------------------------------------

     Table 5 sets forth the maturity of Sovereign's residential construction, commercial real estate and commercial loans as scheduled to mature contractually at December 31, 1998 (in thousands):

     Table 5: Loan Maturity Schedule

                                                            At December 31, 1998, Maturing
                                             ---------------------------------------------------------
                                             In One Year    After One Year       After
                                               Or Less        --Five Years     Five Years      Total
                                             -----------    --------------     ----------    ---------
Residential construction loans (net of
  loans in process of $89,509)(1)             $  3,367          $     --        $  59,169    $   62,536
Commercial real estate loans                   108,259           285,961          493,718       887,938
Commercial loans                               244,834           210,491          262,115       717,440
                                              --------          --------        ---------    ----------
     Total                                    $356,460          $496,452        $ 815,002    $1,667,914
                                              ========          ========        =========    ==========
Loans with:
  Fixed rates                                 $ 90,151          $375,734        $ 507,280    $  973,165
  Variable rates                               266,309           120,718          307,722       694,749
                                              --------          --------        ---------    ----------
     Total                                    $356,460          $496,452        $ 815,002    $1,667,914
                                              ========          ========        =========    ==========

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

Credit Risk Management

     Extending credit to businesses and consumers exposes Sovereign to credit risk. Credit risk is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by senior management. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee.

     The Loan Review group within Sovereign's Risk Management Department conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, to Sovereign's Board of Directors and to the Board of Directors of Sovereign Bank. In response to Sovereign's increased emphasis on commercial and consumer lending since 1997, Sovereign has added to its loan review group by hiring loan review officers with significant commercial and consumer experience.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign's strategies for managing the related credit risk.

     Commercial Loans - Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on adequately assessing the borrower's ability to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower's assets and by personal guarantees. Commercial Real Estate loans are originated primarily within the Pennsylvania and New Jersey market areas and are secured by developed real estate at conservative loan-to-values and often by a guarantee of the borrower. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

     Consumer Loans - The consumer loan portion of Sovereign's loan portfolio has increased from 27.7% at December 31, 1997 to 33.7% of the loan portfolio at December 31, 1998. The portion of the consumer portfolio which is secured by real estate, vehicles, deposit accounts or government guarantees comprises 98.9% of the entire portfolio. Credit risk in the direct consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt to income levels and the creditworthiness of the borrower. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80%. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans.

     Residential Loans - Sovereign originates fixed rate and adjustable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 1998 and 1997, these loans accounted for 45.9% and 59.8% respectively, of the total loan portfolio. This decrease was the outcome of a planned decline resulting from the refinance environment and Sovereign's increased mortgage banking capabilities, which facilitates residential mortgage loan originations being sold in the secondary market rather than held in Sovereign's loan portfolio. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Credit risk is further reduced since the majority of Sovereign's fixed rate mortgage loan production and all of its sub-prime mortgage loan production is sold to investors in the secondary market without recourse.

Collections

     Sovereign closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed. A predictive dialer is used to assist collection efforts in the early stages of delinquency on the entire retail portfolio. An attempt is made to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Legal counsel is retained when necessary. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at the monthly Asset Review meetings. Minutes from these meetings are submitted to the Board of Directors of Sovereign Bank.

     Approximately $231 million, or 2.05%, of the loans in the loan portfolio at December 31, 1998, were 30 to 89 days delinquent, compared to $190 million, or 1.68% of portfolio loans, at December 31, 1997. Sovereign also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more characteristics, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors.

Non-Performing Assets

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

Management's Discussion and Analysis

     Table 6 presents the composition of non-performing assets at the dates indicated (in thousands):

     Table 6: Non-Performing Assets

                                                                                       At December 31,
                                                                ------------------------------------------------------------
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


--------------------------------------------------------------------------------
(1) Non-performing assets past due 90 days or more as to interest or principal and accruing interest at December 31, 1998, 1997 and 1996 included $6.6 million, $6.7 million and $10.5 million, respectively, of student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.
--------------------------------------------------------------------------------

Impaired Loans

     At December 31, 1998 and 1997, the gross recorded investment in impaired loans totaled $63.3 million and $24.9 million, respectively. The increase in the investment in impaired loans at December 31, 1998 compared to December 31, 1997 was primarily the result of Sovereign's recent balance sheet transformation strategy which places more emphasis on building the commercial and consumer loan portfolios. Along with higher yields, these loan types also bring greater risk of impairment, especially as the portfolio becomes more seasoned. Sovereign classifies all commercial loans that are greater than 90 days delinquent on non-accrual status, and certain criticized loans as impaired. Gross interest income for the years ended December 31, 1998, 1997 and 1996 would have increased by approximately $9.5 million, $7.5 million and $8.5 million, respectively, had Sovereign's non-accruing and restructured loans been current in accordance with their original terms and outstanding throughout the period. Interest income recorded on these loans for the years ended December 31, 1998, 1997 and 1996 was $3.3 million, $2.4 million and $2.4 million, respectively.

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

Allowance for Loan Loss

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the unallocated allowance. At December 31, 1998, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 2.95% compared to 2.71% at December 31, 1997. This increase was primarily attributable to Sovereign's business decision to transform its balance sheet to look much more like a community-oriented commercial bank. At December 31, 1997, Sovereign's loan portfolio was 60% residential, 28% consumer and 12% commercial. At December 31, 1998, Sovereign's loan portfolio was 46% residential, 34% consumer and 20% commercial. This transition achieved management's goal of more than 50% of the loan portfolio in higher yielding consumer and commercial loans by year-end 1998. Along with higher yields, this transformation brings higher risk and higher delinquencies.

     The following table summarizes Sovereign's allocation of the allowance for loan losses for class, specific and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans. Due to the inavailibility of certain historical data, only 1998 is separated into class versus specific allowances. For all years prior to 1998, amounts are allocated entirely to the class allowance. The entire allowance, however, is available for use against any type of loan loss deemed necessary.


                                    Table 7
Allocation of the Allowance for Loan Losses

----------------------------------------------------------------------------------------------------------------
December 31
(Dollars in thousands)                  1998                 1997                1996              1995
----------------------------------------------------------------------------------------------------------------
                                              % of                % of               % of                % of
                                             total                total              total               total
                                Amount       loans    Amount      loans     Amount   loans    Amount     loans
----------------------------------------------------------------------------------------------------------------
Class allowances:
   Commercial loans            $14,549        18%     $30,793      11%     $21,091      9%   $13,753       9%
   Residential real estate
     mortgage loans             13,690        49       36,351      62       25,835     78     23,968      81
   Consumer loans               40,866        33       24,300      27       10,274     13      6,748      10
                               -------                -------              -------           -------
  Total class
    allowances                  69,105                 91,444               57,200            44,469

Specific allowances:
   Commercial loans             16,191        --          --       --           --     --         --      --
   Residential real estate
     mortgage loans             16,351        --          --       --           --     --         --      --
   Consumer loans                7,217        --          --       --           --     --         --      --
                               -------       ---      -------     ---      -------    ---     ------     ----
  Total specific
    allowances                  39,759        --          --       --           --     --       --        --

Unallocated allowances          24,938        --       25,379      --       16,647     --     23,046      --
                               -------       ---      -------     ---      -------    ---    -------     ---

  Total allowance for
    loan losses                133,802      100%     $116,823     100%     $73,847    100%  $ 67,515     100%
                               =======     =====      =======    ====      =======   ====   ========     ====

---------------------------------------------------------------------------------------------------------------


--------------------------------------------------------
December 31
(Dollars in thousands)                    1994
--------------------------------------------------------
                                                % of
                                                total
                                  Amount        loans
--------------------------------------------------------
Class allowances:
   Commercial loans              $11,415           8%
   Residential real estate
     mortgage loans               23,620          82
   Consumer loans                  6,308          10
                                 -------
  Total class
    allowances                    41,343

Specific allowances:
   Commercial loans                   --          --
   Residential real estate
     mortgage loans                   --          --
   Consumer loans                     --          --
                                 -------        ----
  Total specific
    allowances                        --          --

Unallocated allowances            23,268          --
                                 -------        ----

  Total allowance for
    loan losses                  $64,611         100%
                                 =======        ====
-------------------------------------------------------

     Sovereign periodically reviews its loan portfolio and assigns a risk-rating based on loan type, collateral value, financial condition of the borrower and payment history. Delinquent mortgage and consumer loans are reviewed monthly and assigned a rating based on their payment history, financial condition of the borrower and collateral values. Specific mortgage and consumer loans are also reviewed in conjunction with the previously described review of any related commercial loan.

     Class Allowance - The class allowance for December 31, 1998 and 1997 is a general allowance for "Pass" rated loans and was determined by applying specific risk percentages to each "Pass" rated loan. The risk percentages are determined by Sovereign in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of Sovereign's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     Residential Portfolio - Class reserves for the residential portfolio were reduced from .20% of the portfolio in 1997 to .15% of the portfolio in 1998. This reduction was based on a combination of reduced losses and increased recoveries during 1998. Net charge-offs in 1998 were $5.1 million, compared to $7.8 million in 1997.

     Consumer Portfolio - Consumer Portfolio class reserves are between the range of 50 basis points of that portion of the consumer portfolio fully secured by real estate, and 140 basis points for the higher risk portions of its portfolio. The class reserve for Sovereign's indirect auto loan portfolio increased during 1998 due to higher than expected net charge-offs. In response to the higher charge-offs, in the latter half of 1998, Sovereign revised its indirect auto underwriting guidelines to reflect a more conservative lending philosophy.

     Commercial Portfolio - In addition to the specific reserves established for the commercial loan portfolio, Sovereign reserves in the range of 75 to 150 basis points of its commercial loan portfolio, based on product type and collateral value.

     Specific Allowance - Sovereign determines the specific portion of its allowance for loan losses for all criticized loans, or those classified as special mention, sub-standard, doubtful, or loss. Risk percentages are applied to each class of criticized commercial, consumer and residential loans to determine the specific allowance. Additionally, additional specific reserves are established for certain impaired commercial loans based on expected shortfalls in future cash flows and inadequate collateral value. Management believes this periodic review provides a mechanism that results in loans being rated in the proper category and accordingly, assigned the proper risk loss percentage in computing the class or specific reserve.

     Unallocated Allowance - The unallocated allowance for loan losses decreased $441,000 to $24.9 million at December 31, 1998 from $25.4 million at December 31, 1997. This slight decrease can be attributed to the increased class reserves of $3.9 million to $69.1 million at December 31, 1998.

     The change in the mix of Sovereign's loan portfolio through both internal growth and portfolio acquisitions indicated to management that a higher provision for loan losses was necessary to maintain the allowance for loan losses at a level which management conservatively estimates is necessary to absorb potential losses inherent in the December 31, 1998 portfolio. As a result, excluding the additional provision of $24.9 million recorded as part of the merger charges related to Sovereign's 1997 acquisition activity, Sovereign's 1998 loan loss provision increased 73% to $28.0 million in 1998 from $16.2 million in 1997. For additional information with respect to Sovereign's provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses."

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

Management's Discussion and Analysis

     Table 8 sets forth the amortized cost, expected maturities and yields of Sovereign's investment securities available-for-sale at December 31, 1998 (in thousands):

     Table 8: Investment Securities Available for Sale Maturity Schedule

                                                                               At December 31, 1998, Due
                                                        --------------------------------------------------------------------
                                                                                                         After
                                                                                                      Ten Years/
                                                        In One Year    One Year/    Five Years/       No Stated
                                                         or Less      Five Years     Ten Years         Maturity     Total
                                                        ----------    ----------    -----------       ----------   ---------
Investment Securities:
  U.S. Treasury and government agency securities        $   23,486    $   11,994       $     --       $      --    $   35,480
                                                              4.65%         6.12%            --              --          5.15%
  Corporate securities                                          --           636         30,247           7,901        38,784
                                                                --          3.67%          7.42%           8.08%         7.49%
  Equity securities                                             --            --             --         881,817       881,817
                                                                --            --             --            6.51%         6.51%
  Other securities                                              --            88          1,620           6,652         8,360
                                                                --          6.70%          4.92%           6.02%         5.81%
Mortgage-backed Securities:
  FHLMC                                                     22,926        48,240         11,392           3,203        85,761
                                                              7.39%         7.48%          7.47%          7.38%          7.45%
  FNMA                                                      10,571        23,252          5,308           1,514        40,645
                                                              7.30%         7.35%          7.36%           7.29%         7.34%
  GNMA                                                       9,575        24,343          6,062           2,454        42,434
                                                              7.60%         7.34%          7.24%           7.28%         7.38%
  Private issues                                           241,378     1,608,863        114,150           4,931     1,969,322
                                                              6.89%         6.84%          6.84%           6.83%         6.85%
  Collateralized mortgage obligations                    1,163,945     2,166,359        139,230          62,414     3,531,948
                                                              6.68%         6.69%          6.69%           6.59%         6.68%
                                                        ----------    ----------       --------        --------    ----------
Total investment securities available-for-sale          $1,471,881    $3,883,775       $308,009        $970,886    $6,634,551
                                                        ==========    ==========       ========        ========    ==========
                                                              6.70%         6.77%          6.86%           6.53%         6.72%
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

     Table 9 sets forth the expected maturity and yields of Sovereign's investment securities held-to-maturity at December 31, 1998 (in thousands):

     Table 9: Investment Securities Held-to-Maturity Maturity Schedule

                                                                         At December 31, 1998, Due
                                                    -----------------------------------------------------------------
                                                    In One Year    One Year/   Five Years/        After
                                                     or Less     Five Years     Ten Years       Ten Years     Total
                                                    ----------   -----------   -----------      ---------  ----------
Investment Securities:
  U.S. Treasury and government agency securities     $ 31,180       $     --         $   --       $   --   $   31,180
                                                         5.44%            --             --           --         5.44%
  Other securities                                      1,710            265         40,912       11,594       54,481
                                                         8.05%          8.27%          9.98%       10.29%        9.98%
Mortgage-backed Securities:
  FHLMC                                                71,718        143,419         22,678        4,743      242,558
                                                         7.44%          7.45%          7.50%        7.60%        7.45%
  FNMA                                                 58,292         99,435         15,584        2,856      176,167
                                                         7.12%          7.38%          7.42%        7.56%        7.30%
  GNMA                                                 53,901        158,478         53,606       26,679      292,664
                                                         6.91%          6.96%          7.02%        7.15%        6.98%
  Private issues                                       22,106         42,840          7,729        1,848       74,523
                                                         6.74%          6.84%          6.95%        7.01%        6.83%
  Collateralized mortgage obligations                 516,286        436,716         10,994        4,086      968,082
                                                         6.61%          6.74%          6.66%        6.78%        6.67%
                                                     --------       --------       --------      -------   ----------
Total investment securities held-to-maturity         $755,193       $881,153       $151,503      $51,806   $1,839,655
                                                     ========       ========       ========      =======   ==========
                                                         6.71%          6.97%          7.90%        7.88%        6.97%
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

     Total deposits at December 31, 1998 were $12.3 billion compared to $9.5 billion at December 31, 1997.

     Table 11 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

     Table 11: Deposit Portfolio Composition

                                                                        At December 31,
                                      ---------------------------------------------------------------------------
                                                1998                         1997                    1996
                                      -----------------------       ----------------------   ---------------------
                                                      % of                         % of                      % of
                                        Balance      Deposits         Balance     Deposits    Balance      Deposits
                                      ----------     --------       ----------    ---------  ----------    --------
Demand deposit and NOW accounts      $ 2,385,686        19.4%       $1,334,852       14.0%   $1,156,840       13.4%
Savings accounts                       2,295,448        18.6         1,900,334       20.0     1,869,633       21.6
Money market accounts                  1,545,634        12.5           916,788        9.6       853,505        9.8
Retail certificates of deposit         5,172,196        42.0         4,673,467       49.1     4,386,401       50.6
                                      ----------       -----         ---------      -----     ---------      -----
  Total retail deposits               11,398,964        92.5         8,825,441       92.7     8,266,379       95.4
Jumbo certificates of deposit            923,752         7.5           689,853        7.3       394,305        4.6
                                      ----------       -----         ---------      -----     ---------      -----
  Total deposits                     $12,322,716       100.0%       $9,515,294      100.0%   $8,660,684      100.0%
                                     ===========       =====        ==========      =====    ==========      =====

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

     Table 12 presents information regarding Sovereign's borrowings at the dates indicated (in thousands):

     Table 12: Borrowings

                                                                   At December 31,
                               --------------------------------------------------------------------------------
                                        1998                         1997                       1996
                               -------------------------    -----------------------    ------------------------
                                              Weighted                    Weighted                   Weighted
                                 Balance    Average Rate     Balance    Average Rate    Balance    Average Rate
                               ----------   ------------    ---------   ------------   ----------  ------------
Securities sold under
  repurchase agreements        $  655,540       5.46%       $1,150,093      5.70%      $1,168,172      5.60%
FHLB advances                   6,901,505       5.14         5,525,399      5.93        4,251,189      5.88
Other borrowings                  343,547       8.19           188,151      5.88          179,748      7.45
                               ----------       ----         ---------      ----       ----------      ----
  Total borrowings             $7,900,592       5.30%       $6,863,643      5.89%      $5,599,109      5.87%
                               ==========       ====        ==========      ====       ==========      ====

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

     Cash and cash equivalents increased $298 million for 1998. Net cash used by operating activities was $15.0 million for 1998. Net cash used by investing activities for 1998 was $3.5 billion consisting primarily of purchases of mortgage-backed securities and loans purchased from CoreStates, partially off-set by proceeds from sales, repayments and maturities of investment securities and sales of loans. Net cash provided by financing activities for 1998 was $3.8 billion which was primarily attributable to the assumption of deposits from CoreStates and an increase in proceeds from long-term borrowings, partially off-set by a net decrease in short-term borrowings.

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

       Table 13: Gap Analysis

                                                                           At December 31, 1998, Repricing
                                                    ---------------------------------------------------------------
                                                        0-3             4 Months         Year 2
                                                       Months           -1 Year          & over            Total
                                                    ------------     ------------     -----------       -----------
Interest-earning assets:
  Investment securities(1)(2)                       $  1,742,625     $  2,401,844     $  4,440,263      $ 8,584,732
                                                            6.09%            6.51%            6.68%            6.51%
  Loans(3)                                             3,302,338        3,126,632        5,019,998       11,448,968
                                                            8.03%            7.89%            8.10%            8.02%
                                                    ------------     ------------     ------------      ------------
Total interest-earning assets                          5,044,963        5,528,476        9,460,261       20,033,700
                                                            7.36%            7.29%            7.43%            7.37%
Non-interest-earning assets                                 --               --          1,880,173       1 ,880,173
                                                    ------------     ------------     ------------     ------------
Total assets                                        $  5,044,963     $  5,528,476     $ 11,340,434      $21,913,873
                                                            7.36%            7.29%            6.20%            6.74%
                                                    ------------     ------------     ------------     ------------
Interest-bearing liabilities:
  Deposits(4)                                       $  3,946,410     $  3,558,976     $  4,817,330      $12,322,716
                                                            4.50%            4.92%            2.22%            3.73%
  Borrowings                                           4,092,167          547,834        3,260,591        7,900,592
                                                            5.42%            5.22%            5.17%            5.30%
                                                    ------------     ------------     ------------     ------------
Total interest-bearing liabilities                     8,038,577        4,106,810        8,077,921       20,223,308
                                                            4.97%            4.96%            3.41%            4.35%
Non-interest-bearing liabilities                            --               --            486,497          486,497
Stockholders' equity                                        --               --          1,204,068        1,204,068
                                                    ------------     ------------     ------------     ------------
Total liabilities and stockholders' equity          $  8,038,577     $  4,106,810     $  9,768,486      $21,913,873
                                                            4.97%            4.96%            2.82%            4.01%
                                                    ------------     ------------     ------------     ------------
Excess assets (liabilities) before effect of
  off-balance sheet positions                       $ (2,993,614)    $  1,421,666     $  1,571,948
                                                    ------------     ------------     ------------
     To total assets                                      (13.66)%           6.49%            7.17%            2.73%
                                                    ============     ============     ============     ============
Cumulative excess assets (liabilities) before
  effect of off-balance sheet positions             $ (2,993,614)    $ (1,571,948)    $        --
                                                    ============     ============     ============
     To total assets                                      (13.66)%          (7.17)%
Effect of off-balance sheet positions on assets
  and liabilities                                   $  3,140,000     $   (330,000)    $ (2,810,000)
                                                    ------------     ------------     ------------
Excess assets (liabilities) after effect of
  off-balance sheet positions                       $    146,386     $  1,091,666     $ (1,238,052)
                                                    ============     ============     ============
     To total assets                                         .67%            4.98%           (5.65)%
Cumulative excess assets (liabilities) after
  off-balance sheet positions                       $    146,386     $  1,238,052     $        --
                                                    ============     ============     ============
     To total assets                                         .67%            5.65%

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

     Table 14 presents selected quarterly consolidated financial data (in thousands, except per share data):

     Table 14: Selected Quarterly Consolidated Financial Data

                                                                           Three Months Ended
                                           -------------------------------------------------------------------------------------
                                            Dec. 31,  Sept. 30,  June 30,   Mar. 31,  Dec. 31,  Sept. 30,   June  30,   Mar. 31,
                                             1998       1998       1998      1998       1997      1997        1997        1997
                                           --------   --------   --------  ---------  --------  ---------   --------   ---------
Total interest income                      $357,631   $341,768   $331,860  $ 324,112  $312,868   $305,069   $288,509   $ 272,331
Total interest expense                      224,915    220,521    212,828    203,495   197,572    195,750    182,821     170,552
                                           --------   --------   --------  ---------  --------   --------   ---------  ---------
Net interest income                         132,716    121,247    119,032    120,617   115,296    109,319    105,688     101,779
Provision for loan losses(1)                  7,000      7,001      7,200      6,760     6,200     20,329      3,450      11,146
                                           --------   --------   --------  ---------  --------   --------   --------   ---------
Net interest income after provision         125,716    114,246    111,832    113,857   109,096     88,990    102,238      90,633
                                           --------   --------   --------  ---------  --------   --------   ---------   ---------
Gain/(loss) on sale of loans and
  investment securities(2)                    7,455      6,262      3,075      3,052       (79)    (8,704)     1,352         239
Other income                                 24,421     19,484     22,118     19,314    15,909     13,719     13,695      12,557
Other expenses                               93,397     74,164     70,282     71,851    66,592     64,079     61,633      58,255
Merger-related charges(3)                        --     10,860         --     39,072        --     11,269         --       7,955
                                           --------   --------   --------  ---------  --------   --------   --------   ---------
Income before income taxes                   64,195     54,968     66,743     25,300    58,334     18,657     55,652      37,219
Income tax provision                         20,524     20,178     23,849     10,200    21,864      9,439     20,941      15,080
                                           --------   --------   --------  ---------  --------   --------   --------   ---------
Net income                                 $ 43,671   $ 34,790   $ 42,894  $  15,100  $ 36,470   $  9,218   $ 34,711    $ 22,139
                                           ========   ========   ========  =========  ========   ========   ========    ========
Net income before merger-related
    and other special charges (1)(2)(3)    $ 43,671   $ 42,781   $ 42,894  $  40,941  $ 36,470   $ 35,250   $ 34,711   $  32,839
                                           ========   ========   ========  =========  ========   ========   ========   =========
Net income applicable to common stock      $ 43,671   $ 34,790   $ 42,894  $  13,604  $ 34,910   $  7,658   $ 33,149   $  20,577
                                           ========   ========   ========  =========  ========   ========   ========   =========
Basic earnings per share(4)(5)             $  .27     $  .22     $  .29    $   .10    $  .25     $  .06     $  .24     $   .15
Diluted earnings per share(4)(6)              .27        .22        .27        .09       .23        .06        .23         .14
Operating basic earnings per share(4)(6)      .27        .27        .29        .27       .25        .25        .24         .23
Operating diluted earnings per share(4)(6)    .27        .26        .27        .26       .23        .23        .22         .21
Market prices(4)
  High                                      14-7/16     18-1/4    22-3/16   18-15/16        18    14-9/16    12-11/16    11-11/16
  Low                                             9         12    16-5/16   14-15/16   14-5/16     12-1/4     9-1/2       9 1/8
Dividends per common share(4)(7)             .021       .020       .023       .020      .017       .022        .038        .037


--------------------------------------------------------------------------------

(1) Reflects additional provision for loan losses of $17.0 million established in connection with the acquisition of Bankers during the three month period ended September 30, 1997 and $7.9 million established in connection with the acquisition of First State during the three month period ended March 31, 1997.
(2) Reflects a $10.3 million loss on the liquidation of $750 million of available for sale and held-to-maturity securities in conjunction with the Bankers acquisition in September, 1997.
(3) Reflects merger charges of: $10.9 million related to the acquisitions of Carnegie and First Home in July, 1998; $39.1 million related to the acquisition of ML Bancorp in February, 1998; $11.3 million related to the acquisition of Bankers during September, 1997; and $8.0 million related to the acquisition of First State in February, 1997.
(4) All per share data have been adjusted to reflect all stock dividends and stock splits.
(5) Results for the three-month periods ended September 30, 1998, March 31, 1998, September 30, 1997 and March 31, 1997 include the merger-related and other special charges described in Notes 1, 2, and 3 above.
(6) Results for the three-month periods ended September 30, 1998, March 31, 1998, September 30, 1997 and March 31, 1997 exclude the merger-related and other special charges described in Notes 1, 2, and 3 above.
(7) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Income. Net operating income for the year ended December 31, 1997 was $139 million. This represents an increase of 21% over net operating income of $115 million reported for 1996. Operating earnings per share was $.89 for 1997, which represents an increase of 17% over 1996 operating earnings per share of $.76. Return on average equity and return on average assets were 14.83% and
 .85%, respectively, for 1997 compared to 13.18% and .81%, respectively, for 1996. The amounts presented for 1997 exclude merger charges and losses on non-recurring sales of held-to-maturity securities of $36.7 million (after-tax) related to Sovereign's acquisition of First State and Bankers during 1997. Results for 1996 exclude a non-recurring Savings Association Insurance Fund ("SAIF") assessment of $24.9 million (after-tax) paid to the Federal Deposit Insurance Corporation ("FDIC") during 1996 for the recapitalization of the SAIF.

     Net income for the year ended December 31, 1997 was $103 million or $.66 per share. Net income for the year ended December 31, 1996, including the impact of the non-recurring SAIF assessment, was $90.4 million or $.59 per share.

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

     Other Income. Total other income was $48.7 million for 1997 compared to $63.4 million for 1996. The decrease in other income was the result of a decrease in loan fees and service charges which is directly attributable to First State's credit card portfolio as discussed below.

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

     Losses on sales of loans and investment securities were $7.2 million for 1997 compared to gains of $5.9 million for 1996. This decrease was primarily attributable to losses of $10.3 million (pre-tax) related to the liquidation of $750 million of investments including some held-to-maturity securities in conjunction with the Bankers acquisition during the third quarter of 1997. This sale was completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position. The decrease is also the result of gains of $4.2 million related to the liquidation of $157 million of available-for-sale and equity securities in 1996. These gains were realized as part of Sovereign's ongoing management of risk in its available-for-sale portfolio and taking advantage of favorable market conditions.

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

     Other Operating Expenses. Total other operating expenses were $44.8 million for 1997 compared to $61.4 million for 1996. Results for 1997 include merger-related charges of $19.2 million related to Sovereign's 1997 acquisitions. Expenses included as part of the merger-related charges were human resources related costs, losses on the sale of certain assets and other expenses, including investment banker fees and legal expenses. Results for 1996 include a non-recurring SAIF assessment of $40.1 million paid to the FDIC for the recapitalization of the SAIF. Also included in other operating expenses was amortization of goodwill and other intangible assets of $13.2 million for 1997 compared to $17.4 million for 1996, Trust Preferred Securities expense of $11.7 million for 1997 compared to $274,000 for 1996, and net OREO losses of $767,000 for 1997 compared to net OREO losses of $3.6 million for 1996.

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

/s/ Ernst & Young LLP

March 11, 1999
Philadelphia, Pennsylvania

Consolidated Balance Sheets

(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                       Year Ended December 31,
                                                                                        1998               1997
                                                                                   -------------      ------------
Assets
  Cash and amounts due from depository institutions                                 $    471,074     $    238,623
  Interest-earning deposits                                                               82,650           17,314
  Loans held for sale (approximate fair value of $297,414
     and $310,750 at December 31, 1998 and 1997, respectively)                           296,930          310,678
  Investment securities available-for-sale                                             6,662,427        1,956,262
  Investment securities held-to-maturity (approximate fair value
     of $1,860,583 and $3,446,863 at December 31, 1998 and 1997, respectively)         1,839,655        3,416,451
  Loans                                                                               11,285,840       11,324,122
  Allowance for loan losses                                                             (133,802)        (116,823)
  Premises and equipment                                                                  98,491           92,273
  Other real estate owned and other repossessed assets                                    15,584           12,009
  Accrued interest receivable                                                            147,441          108,029
  Goodwill and other intangible assets                                                   425,925          126,332
  Other assets                                                                           721,658          170,185
                                                                                    ------------      -----------
          Total Assets                                                              $ 21,913,873      $17,655,455
                                                                                    ============      ===========

Liabilities
  Deposits                                                                          $ 12,322,716      $ 9,515,294
  Borrowings
     Short-term                                                                        3,921,684        5,455,894
     Long-term                                                                         3,978,908        1,407,749
  Advance payments by borrowers for taxes and insurance                                   27,655           41,847
  Other liabilities                                                                      329,792           57,904
                                                                                    ------------     ------------
        Total Liabilities                                                             20,580,755       16,478,688
                                                                                    ------------     ------------
  Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of
     Sovereign Bancorp, Inc. ("Trust Preferred Securities")                              129,050          128,972
                                                                                    ------------     ------------

Stockholders' Equity
  Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares
     authorized; 1,996,467 shares issued and outstanding at December 31, 1997                 --           96,276
  Common stock; no par value; 200,000,000 shares authorized; 164,146,353 shares issued at December 31, 1998 and 147,216,301 shares issued at
     December 31, 1997                                                                   649,341          523,327
  Unallocated common stock held by the Employee Stock Ownership Plan at cost;
     4,340,572 shares at December 31, 1998 and 5,984,934 shares at
     December 31, 1997                                                                   (26,892)         (37,211)
  Treasury stock; at cost; 78,626 shares at December 31, 1998 and 13,210 shares
     at December 31, 1997                                                                 (1,086)            (185)
  Accumulated other comprehensive income                                                  18,120           18,944
  Retained earnings                                                                      564,585          446,644
                                                                                    ------------     ------------
     Total Stockholders' Equity                                                        1,204,068        1,047,795
                                                                                    ------------      -----------
        Total Liabilities, Minority Interests and Stockholders' Equity              $ 21,913,873      $17,655,455
                                                                                    ============      ===========

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(IN THOUSANDS EXCEPT FOR SHARE DATA)

                                                                                      Year Ended December 31,
                                                                          ---------------------------------------------
                                                                              1998             1997             1996
                                                                          -----------       -----------     -----------
Interest Income:
  Interest on interest-earning deposits                                   $     7,397       $     5,392     $     4,103
  Interest and dividends on investment securities available-for-sale          284,392           102,123          84,656
  Interest and dividends on investment securities held-to-maturity            182,499           279,900         250,938
  Interest and fees on loans                                                  881,083           791,362         677,129
                                                                          -----------       -----------     -----------
           Total interest income                                            1,355,371         1,178,777       1,016,826
                                                                          -----------       -----------     -----------
Interest Expense:
  Interest on deposits                                                        440,300           378,813         351,084
  Interest on borrowings                                                      421,459           367,882         278,776
                                                                          -----------       -----------     -----------
           Total interest expense                                             861,759           746,695         629,860
                                                                          -----------       -----------     -----------
Net Interest Income                                                           493,612           432,082         386,966
Provision for loan losses                                                      27,961            41,125          22,685
                                                                          -----------       -----------     -----------
Net interest income after provision for loan losses                           465,651           390,957         364,281
                                                                          -----------       -----------     -----------
Other Income:
  Loan fees and service charges                                                10,546             5,780          19,607
  Deposit fees                                                                 26,088            20,892          18,110
  Mortgage banking gains                                                       24,738            21,693          13,858
  Gain/(loss) on sale of loans and investment securities                       19,844            (7,192)          5,893
  Miscellaneous income                                                         23,965             7,515           5,911
                                                                          -----------        ----------     -----------
           Total other income                                                 105,181            48,688          63,379
                                                                          -----------       -----------     -----------
General and Administrative Expenses:
  Salaries and employee benefits                                              124,357           105,487          99,368
  Occupancy and equipment expenses                                             53,837            41,067          37,205
  Outside services                                                             47,523            28,708          36,459
  Deposit insurance premiums                                                    4,652             4,471          13,253
  Other administrative expenses                                                46,992            45,222          42,078
                                                                          -----------       -----------     -----------
           Total general and administrative expenses                          277,361           224,955         228,363
                                                                          -----------       -----------     -----------
Other Operating Expenses:
  Merger-related charges                                                       49,932            19,224             --
  Non-recurring SAIF assessment                                                  --                --            40,148
  Amortization of goodwill and other intangibles                               20,609            13,160          17,372
  Trust Preferred Securities expense                                           12,528            11,677             274
  Other real estate owned (gains)/losses, net                                    (804)              767           3,616
                                                                          -----------       -----------     -----------
           Total other operating expenses                                      82,265            44,828          61,410
                                                                          -----------       -----------     -----------
Income before income taxes                                                    211,206           169,862         137,887
Income tax provision                                                           74,751            67,324          47,509
                                                                          -----------       -----------     -----------
NET INCOME                                                                $   136,455       $   102,538     $    90,378
                                                                          ===========       ===========     ===========
NET INCOME APPLICABLE TO COMMON STOCK                                     $   134,959       $    96,294     $    84,128
                                                                          ===========       ===========     ===========
Basic Earnings Per Share(1)                                               $       .88       $       .70     $       .63
                                                                          ===========       ===========     ===========
Diluted Earnings Per Share(1)                                             $       .85       $       .66     $       .59
                                                                          ===========       ===========     ===========
Dividends Per Common Share(1)                                             $      .084       $      .114     $      .140
                                                                          ===========       ===========     ===========

--------------------

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

Consolidated Statements of Cash Flows
(IN THOUSANDS)

                                                                                         Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   1998          1997           1996
                                                                                ----------     --------      ----------
Cash Flows From Operating Activities:
  Net income                                                                    $  136,455     $102,538      $   90,378
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses and deferred taxes                                   37,508       30,812          23,411
     Depreciation                                                                   13,434       12,070          12,661
     Amortization                                                                   18,204       34,725          23,991
     (Gain)/loss on sale of loans, investment securities and
       other real estate owned                                                     (20,076)       7,959         (13,457)
     Allocation of Employee Stock Ownership Plan                                    19,612        8,573           5,597
  Net change in:
     Loans held for sale                                                            13,748     (172,305)        102,049
     Accrued interest receivable                                                   (39,560)     (18,108)        (11,962)
     Prepaid expenses and other assets                                            (467,329)     (66,276)        (31,352)
     Other liabilities                                                             272,989        6,128         (24,793)
                                                                                ----------     --------      ----------
Net cash (used)/provided by operating activities                                   (15,015)     (53,884)        176,523
                                                                                ----------     --------      ----------
Cash Flows From Investing Activities:
  Proceeds from sales of investment securities available-for-sale
     and held-to-maturity                                                        2,157,904      847,215         901,987
  Proceeds from repayments and maturities of investment securities:
     Available-for-sale                                                          1,109,075      314,998         248,215
     Held-to-maturity                                                            2,062,628      965,549         710,988
  Purchases of investment securities:
     Available-for-sale                                                         (7,996,541)  (1,072,205)       (833,243)
     Held-to-maturity                                                             (471,326)  (1,418,741)     (1,309,363)
  Proceeds from sales of loans                                                   1,422,279       23,570          69,324
  Purchase of loans and mortgage servicing rights                               (1,966,864)  (2,794,487)     (1,444,452)
  Net change in loans other than purchases and sales                               464,382    1,027,549        (616,657)
  Proceeds from sales of premises and equipment                                     18,437       10,112           2,970
  Purchases of premises and equipment                                              (32,872)     (15,790)        (14,739)
  Proceeds from sales of other real estate owned                                    19,069       19,593          23,054
  Net cash (paid)/received from business combinations                             (302,808)      (8,552)          1,112
  Other, net                                                                        (4,228)      (4,996)             --
                                                                                ----------     --------      ----------
Net cash used by investing activities                                           (3,520,865)  (2,106,185)     (2,260,804)
                                                                                ----------    ---------      ----------
Cash Flows From Financing Activities:
  Assumption of deposits                                                         2,231,149           --              --
  Net increase in deposits                                                         576,982      855,750          25,435
  Net (decrease)/increase in short-term borrowings                              (2,135,369)     638,573         973,066
  Proceeds from long-term borrowings                                             3,169,839      621,630       1,061,051
  Repayments of long-term borrowings                                                    --           --              (2)
  Net (decrease)/increase in advance payments by
      borrowers for taxes and insurance                                            (14,192)        (420)          2,778
  Proceeds from issuance of Trust Preferred Securities                                  --       97,574          30,000
  Cash dividends paid to stockholders                                              (14,286)     (23,777)        (24,850)
  Proceeds from issuance of common stock                                            20,451       17,919           5,952
  Redemption of preferred stock                                                         (6)          --              --
  Advance to the Employee Stock Ownership Plan                                          --         (325)        (10,206)
  (Purchase)/issuance of treasury stock                                               (901)      34,632         (29,580)
                                                                                ----------    ---------      ----------
Net cash provided by financing activities                                        3,833,667    2,241,556       2,033,644
                                                                                ----------    ---------      ----------
Net change in cash and cash equivalents                                            297,787       81,487         (50,637)
Cash and cash equivalents at beginning of period                                   255,937      174,450         225,087
                                                                                ----------    ---------      ----------
Cash and cash equivalents at end of period                                      $  553,724    $ 255,937      $  174,450
                                                                                ==========    =========      ==========
Reconciliation of Cash And Cash Equivalents to Consolidated Balance Sheets:
  Cash and amounts due from depository institutions                             $  471,074     $238,623      $  159,383
  Interest-earning deposits                                                         82,650       17,314          15,067
                                                                                ----------    ---------      ----------
  Cash and cash equivalents at end of period                                    $  553,724    $ 255,937      $  174,450
                                                                                ==========    =========      ==========

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
                                                                     ========      ========      ========

--------------------------------------------------------------------------------
1) The 1998 results include $33.5 million (after-tax) of merger-related charges and losses from non-recurring sales of held-to-maturity securities resulting from Sovereign's acquisitions during 1998. The 1997 results include $36.7 million (after-tax) of merger-related charges and losses from non-recurring sales of held-to-maturity securities resulting from Sovereign's acquisitions during 1997.
     The 1996 results include a non-recurring SAIF assessment of $24.9 million (after-tax) paid to the FDIC for the recapitalization of the SAIF.

2) Excluding the merger-related charges and losses from non-recurring sales of held-to-maturity securities described in Note 1 above, basic earnings per share and diluted earnings per share for 1998 were $1.10 and $1.06, respectively and for 1997 were $.97 and $.89, respectively. Excluding the non-recurring SAIF assessment described in Note 1 above, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.76, respectively.

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

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):


                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                           1998          1997         1996
                                                                         ---------    ---------    ---------
Net income                                                               $ 136,455    $ 102,538    $  90,378
                                                                         ---------    ---------    ---------
Unrealized (losses) gains on securities arising during the year            (16,095)      18,399       (4,011)
Less reclassification adjustment(1)                                         16,063           --           --
                                                                         ---------    ---------    ---------
Net unrealized (losses) gains recognized in other comprehensive income         (32)      18,399       (4,011)
                                                                         --------     ---------    ---------
Comprehensive income(2)                                                  $ 136,423    $ 120,937    $  86,367
                                                                         =========    =========    =========


(1) Sovereign has not calculated the reclassification adjustment for 1997 and 1996.
(2)  Excluding merger-related charges and losses from non-recurring sales of held-to-maturity securities, comprehensive income for 1998 and 1997 was $170 million and $158 million, respectively. Excluding the non-recurring SAIF assessment, comprehensive income for 1996 was $111 million.
--------------------------------------------------------------------------------

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

Notes to Consolidated Financial Statements

     The pre-merger results of operations for Sovereign, ML Bancorp, Carnegie and First Home (which were acquired pursuant to transactions accounted for as a pooling-of-interests) are as follows (in thousands):

                                     Sovereign      MLBancorp(1)   Carnegie(2)     First Home(2)      Combined
                                    ----------      ------------   -----------     -------------     ----------
Year Ended December 31, 1998
  Interest income                   $1,284,933        $27,935        $ 19,517         $22,986        $1,355,371
  Interest expense                     821,529         16,295           9,848          14,087           861,759
  Provision for loan losses             27,467             --             260             234            27,961
  Other income                         100,962          3,441             427             808           105,638
  Non-interest expense                 332,710          8,534          10,180           8,659           360,083
  Income tax provision                  71,539          2,319             390             503            74,751
                                    ----------        -------        --------         -------        ----------
  Net Income                        $  132,650        $ 4,228        $   (734)        $   311        $  136,455
                                    ==========        =======        ========         =======        ==========

----------
(1) Reflects ML Bancorp's results of operations for the two-month period ended February 28, 1998.

(2) Reflects Carnegie and First Home results of operations for the seven-month period ended July 31,1998.

     During 1998, Sovereign recorded pre-tax merger-related charges of $49.9 million ($33.5 million after-tax) or $.21 per share, primarily related to costs incurred in connection with its acquisitions of ML Bancorp, Carnegie and First Home. The components of the merger-related charges were as follows (in thousands):

                                                          Requiring      Cash
                                                            Cash        Outflow
                                           Provision       Outflow      To Date
                                           ---------      ---------     -------
Severance and employee-related costs        $22,257       $22,257      $22,257
Merger transaction costs                      5,307         5,307        5,307
Writedowns of assets                         13,350            --           --
Office closing costs                          3,085         1,274        1,274
Miscellaneous                                 5,933         5,933        5,933
                                            -------       -------      -------
Total                                       $49,932       $34,771      $34,771
                                            =======       =======      =======

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

     The following table summarizes the activity in the merger-related accrual for the year ended December 31, 1998 (in thousands):

     Balance at December 31, 1997                      $    268
     Provision charged against income                    49,932
     Cash outflow                                       (34,771)
     Writedowns of assets                               (15,429)
                                                       --------
     Balance at December 31, 1998                      $     --
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

     The pre-merger results of operations for Sovereign, First State and Bankers (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

                                             Sovereign(1)   Bankers    Combined
                                             ------------   -------    --------
Year Ended December 31, 1997 (unaudited)
  Interest income                              $360,816     $89,398    $450,214
  Interest expense                              234,302      55,548     289,850
  Provision for loan losses                       9,700       2,300      12,000
  Other income                                   16,905       1,222      18,127
  Non-interest expense                           82,776      10,278      93,054
  Income tax provision                           20,230       8,172      28,402
                                               -------      -------     -------
  Net income                                   $ 30,713     $14,322     $45,035
                                               =======      =======     =======

----------
(1) Sovereign's result of operations include First State's results of operations.

Notes to Consolidated Financial Statements

     During 1997, Sovereign recorded pre-tax merger-related charges of $44.1 million ($29.8 million after-tax) or $.19 per share, primarily related to costs incurred in connection with its acquisitions of Bankers and First State. The components of the merger- related charges were as follows (in thousands):

                                                         Requiring       Cash
                                                           Cash         Outflow
                                           Provision      Outflow       To Date
                                           ---------     ---------      -------
Severance and employee-related costs        $ 8,613       $ 8,613       $ 8,613
Merger transaction costs                      5,811         5,811         5,811
Credit related reserves                      24,900            --            --
Loss on sales of assets                       1,093            --            --
Office closing costs                          2,330            --            --
Miscellaneous                                 1,377         1,377         1,377
                                            -------       -------       -------
Total                                       $44,124       $15,801       $15,801
                                            =======       =======       =======

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

(4)  INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are as follows (in thousands):


                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                                            1998
                                                  ----------------------------------------------------------
                                                   Amortized      Unrealized     Unrealized          Fair
                                                     Cost        Appreciation   Depreciation         Value
                                                  ----------     ------------   ------------      ----------
Investment Securities Available-for-Sale:
Investment Securities:
  U.S. Treasury and government
    agency securities                             $   35,480        $     1        $    64        $   35,417
  Corporate securities                                38,784          1,413            121            40,076
  Equity securities                                  881,817         15,545         10,381           886,981
  Other securities                                     8,360            972             --             9,332
Mortgage-backed Securities:
  FHLMC                                               85,761            867            264            86,364
  FNMA                                                40,645            335             57            40,923
  GNMA                                                42,434            749             14            43,169
  Collateralized mortgage
    obligations                                    3,531,948         11,214          2,785         3,540,377
  Other securities                                 1,969,322         15,976          5,510         1,979,788
                                                  ----------        -------        -------        ----------
Total investment securities
   available-for-sale                             $6,634,551        $47,072        $19,196        $6,662,427
                                                  ==========        =======        =======        ==========



                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                                            1997
                                                  ----------------------------------------------------------
                                                   Amortized      Unrealized     Unrealized          Fair
                                                     Cost        Appreciation   Depreciation         Value
                                                  ----------     ------------   ------------      ----------
Investment Securities Available-for-Sale:
Investment Securities:
  U.S. Treasury and government
    agency securities                             $   46,515        $   115        $   --         $   46,630
  Corporate securities                                   --             --             --                 --
  Equity securities                                  643,288         18,898            79            662,107
  Other securities                                    46,935          4,447           298             51,084
Mortgage-backed Securities:
  FHLMC                                              420,590          3,493           397            423,686
  FNMA                                               202,740          1,631           401            203,970
  GNMA                                               256,532          1,908           600            257,840
  Collateralized mortgage
    obligations                                      296,633          1,581         1,515            296,699
  Other securities                                    14,295              9            58             14,246
                                                  ----------        -------        ------         ----------
Total investment securities
   available-for-sale                             $1,927,528        $32,082        $3,348         $1,956,262
                                                  ==========        =======        ======         ==========



                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                                            1998
                                                  ----------------------------------------------------------
                                                   Amortized      Unrealized     Unrealized          Fair
                                                     Cost        Appreciation   Depreciation         Value
                                                  ----------     ------------   ------------      ----------
Investment  Securities Held-to-Maturity:
Investment securities:
  U.S. Treasury and government
    agency securities                            $   31,180        $   151         $   78         $   31,253
  Corporate securities                                   --             --             --                 --
  Other securities                                   54,481          3,691            122             58,050
Mortgage-backed securities:
  FHLMC                                             242,558          4,733            104            247,187
  FNMA                                              176,167          3,371             85            179,453
  GNMA                                              292,664          6,009             --            298,673
  RTC                                                    --             --             --                 --
  Private issues                                     74,523          1,165            136             75,552
  Collateralized mortgage
    obligations                                     968,082          4,541          2,208            970,415
                                                 ----------        -------         ------         ----------
Total investment securities
   held-to-maturity                              $1,839,655        $23,661         $2,733         $1,860,583
                                                 ----------        -------         ------         ----------



                                                                       At December 31,
                                                  ----------------------------------------------------------
                                                                            1997
                                                  ----------------------------------------------------------
                                                   Amortized      Unrealized     Unrealized          Fair
                                                     Cost        Appreciation   Depreciation         Value
                                                  ----------     ------------   ------------      ----------
Investment Securities Held-to-Maturity:
Investment securities:
  U.S. Treasury and government
    agency securities                             $   47,520        $   335        $  430         $   47,425
  Corporate securities                                 1,050             24            --              1,074
  Other securities                                    61,406          3,832           150             65,088
Mortgage-backed securities:
  FHLMC                                              383,790          7,569           520            390,839
  FNMA                                               243,116          3,752           412            246,456
  GNMA                                               415,840          8,336           157            424,019
  RTC                                                    411             --             1                410
  Private issues                                     124,794            999            82            125,711
  Collateralized mortgage
    obligations                                    2,138,524          9,964         2,647          2,145,841
                                                  ----------        -------        ------         ----------
Total investment securities
   held-to-maturity                               $3,416,451        $34,811        $4,399         $3,446,863
                                                  ==========        =======        ======         ==========

Notes to Consolidated Financial Statements

     The amortized cost and estimated fair value of investment securities at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):
                                                        Amortized
                                                           Cost      Fair Value
                                                        ----------   ----------
Investment Securities Available-for-Sale:
  Due in one year or less                               $  192,684   $  192,816
  Due after one year through five years                     14,060       14,040
  Due after five years through ten years                    16,449       16,585
  Due after ten years                                    5,530,170    5,552,850
  No stated maturity                                       881,188      886,136
                                                        ----------   ----------
Total investment securities available-for-sale          $6,634,551   $6,662,427
                                                        ==========   ==========

                                                        Amortized
                                                           Cost      Fair Value
                                                        ----------   -----------
Investment Securities Held-to-Maturity:
  Due in one year or less                               $   36,478   $    36,500
  Due after one year through five years                      4,074         4,156
  Due after five years through ten years                   158,928       160,310
  Due after ten years                                    1,640,175     1,659,617
                                                        ----------   -----------
     Total investment securities held-to-maturity       $1,839,655   $ 1,860,583
                                                        ==========   ===========

     Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):


                                         Available-for-Sale                       Held-to-Maturity
                                       Year Ended December 31,                  Year Ended December 31,
                                ------------------------------------     --------------------------------------
                                   1998          1997         1996         1998           1997           1996
                                ----------     --------     --------     --------      ---------      ---------
Proceeds from sales             $2,145,929     $295,933     $901,987     $ 12,432      $ 561,316      $      --
                                ==========     ========     ========     ========      =========      =========
Gross realized gains(1)             27,729        3,751        9,844           --            183             --
Gross realized losses(1)            11,449        2,893        4,858          457         10,217             --
                                ----------     --------     --------     --------      ---------      ---------
Net realized gains/(losses)     $   16,280     $    858     $  4,986     $   (457)     $ (10,034)     $      --
                                ==========     ========     ========     ========      =========      =========

----------
(1) Included in gross realized gains and losses from sales of investment securities are $1.7 million of gains and $10.1 million of losses resulting from the termination of interest rate swaps which were hedging the specific securities sold.

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

(5)  LOANS

A summary of loans included in the consolidated balance sheets follows (in thousands):

                                                           At December 31,
                                                   -----------------------------
                                                       1998              1997
                                                   -----------       -----------
Residential real estate loans                      $ 5,113,537       $ 6,634,271
Residential construction loans
  (net of loans in process of
  $89,509 and $49,568, respectively)                    62,536           137,367
     Total Residential Loans                         5,176,073         6,771,638
Commercial real estate loans                           887,938           664,943
Commercial loans                                       717,440           356,517
Automotive floor plan loans                            578,147           279,757
Multi-family loans                                     115,195           115,570
                                                   -----------       -----------
     Total Commercial Loans                          2,298,720         1,416,787
                                                   -----------       -----------
Home equity loans                                    1,750,883         1,050,304
Auto loans                                           1,510,676         1,553,318
Loans to automotive lessors                            252,856           267,033
Student loans                                          256,744           190,440
Credit cards                                                --            54,887
Other                                                   39,888            19,715
                                                   -----------       -----------
     Total Consumer Loans                            3,811,047         3,135,697
                                                   -----------       -----------
     Total Loans(1)                                $11,285,840       $11,324,122
Total Loans with:(2)
  Fixed rate                                       $ 5,798,158       $ 4,548,951
  Variable rate                                      5,487,682         6,775,171
                                                   -----------       -----------
     Total Loans(1)                                $11,285,840       $11,324,122
                                                   ===========       ===========
----------
(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $16.9 million for 1998 and $20.3 million for 1997.

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

     For additional information with respect to the scheduled maturity of Sovereign's loan portfolio, see Table 5 in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Loan Portfolio" on page 26.

     The activity in the allowance for loan losses is as follows (in thousands):

                                                    Year Ended December 31,
                                              ---------------------------------
                                                1998         1997         1996
                                              --------     --------     -------
Balance, beginning of period                  $116,823     $ 73,847     $67,515
Acquired reserves and other additions           22,660       20,652         716
Provision for loan losses.                      27,961       41,125      22,685
Charge-offs                                     46,330       24,184      18,941
Recoveries.                                     12,688        5,383       1,872
                                              --------     --------     -------
Balance, end of period                        $133,802     $116,823     $73,847
                                              ========     ========     =======

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

     Impaired loans are summarized as follows (in thousands):

                                                              At December 31,
                                                          ----------------------
                                                            1998           1997
                                                          -------        -------
Impaired loans without a related reserve                  $    --        $   137
Impaired loans with a related reserve                      63,296         24,802
                                                          -------        -------
     Total impaired loans                                 $63,296        $24,939
                                                          =======        =======
Reserve for impaired loans                                $18,582        $ 8,249
                                                          =======        =======

     The average balance of impaired loans for 1998, 1997 and 1996 was $58.1 million, $29.2 million and $30.5 million, respectively.

(6) Premises and equipment

      A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                           At December 31,
                                                    ---------------------------
                                                       1998              1997
                                                    ---------         ---------
Land                                                $  14,923         $  15,636
Office buildings                                       69,542            64,532
Furniture, fixtures, and equipment                     94,055            85,479
Leasehold improvements                                 21,351            16,578
Automobiles                                               849             1,129
                                                    ---------         ---------
                                                      200,720           183,354
Less accumulated depreciation                        (102,229)          (91,081)
                                                    ---------         ---------
  Total premises and equipment                      $  98,491         $  92,273
                                                    =========         =========

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1998, are summarized as follows (in thousands):

                                                    At December 31,
                                                         1998
                                                    ---------------
     1999                                               $14,538
     2000                                                13,243
     2001                                                12,332
     2002                                                10,273
     2003                                                 7,568
     Thereafter                                          27,665
                                                       --------
          Total                                         $85,619
                                                       ========

     Total rental expense for all leases for the years ended December 31, 1998, 1997 and 1996 was $10.6 million, $7.9 million and $6.3 million, respectively.

(7)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

                                                            At December 31,
                                                       -------------------------
                                                         1998             1997
                                                       --------         --------
Accrued interest receivable on:
  Investment securities                                $ 57,809         $ 36,800
  Loans                                                  89,632           71,229
                                                       --------         --------
     Total interest receivable                         $147,441         $108,029
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

(8) DEPOSITS

     Deposits are summarized as follows (in thousands):


                                                             At December 31,
                                   ----------------------------------------------------------------------
                                                   1998                                 1997
                                   --------------------------------      --------------------------------
                                     Balance      Percent      Rate       Balance      Percent       Rate
                                   -----------    -------      ----      ----------    -------       ----
Demand deposit accounts            $ 1,104,170       9%          --%     $  611,670        6%          --%
NOW accounts                         1,281,516      10         1.24         723,182        8         1.29
Savings accounts                     2,295,448      19         2.83       1,900,334       20         3.02
Money market accounts                1,545,634      13         3.78         916,788       10         4.06
Retail certificates of deposit       5,172,196      42         5.24       4,673,467       49         5.54
Jumbo certificates of deposit          923,752       7         5.40         689,853        7         5.76
                                   -----------     ---         ----      ----------      ---         ----
     Total deposits                $12,322,716     100%        3.73%     $9,515,294      100%        4.23%
                                   ===========     ===         ====      ==========      ===         ====

     Certificate accounts are frequently renewed at maturity rather than paid out. The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1998 (in thousands):


                                  Within Six      Six Mos./       One/        Three/       Five/      Over
                                     Mos.          One Yr.     Three Yrs.    Five Yrs.    Ten Yrs.   Ten Yrs.       Total
                                  ----------     ----------    ----------    ---------    --------   --------    ----------
Certificate accounts by rate:
Less than 4.001%                  $  163,830     $    9,982     $ 12,147     $     87     $24,249     $2,799     $  213,094
4.001%-- 6.000%                    3,511,179      1,433,186      502,519       73,956      14,250        301      5,535,391
6.001%-- 8.000%                       76,754         86,156      114,658       29,478      27,301          8        334,355
8.001%-- 10.000%                       5,043          1,412        1,507          387       1,083        354          9,786
Above 10.000%                            167            105          957          213       1,791         89          3,322
                                  ----------     ----------     --------     --------     -------     ------     ----------
Total certificate accounts        $3,756,973     $1,530,841     $631,788     $104,121     $68,674     $3,551     $6,095,948
                                  ==========     ==========     ========     ========     =======     ======     ==========

Notes to Consolidated Financial Statements

     The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1998 (in thousands):
                                                               At December 31,
                                                                    1998
                                                               ---------------
           1999                                                  $5,287,816
           2000                                                     523,672
           2001                                                     108,114
           2002                                                      52,259
           2003                                                      51,862
           Thereafter                                                72,225
                                                                 ----------
              Total                                              $6,095,948
                                                                 ==========
     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 1998 (in thousands):
                                                               At December 31,
                                                                    1998
                                                               ---------------
           Three months or less                                  $  496,443
           Over three through six months                            548,181
           Over six through twelve month                            181,048
           Over twelve months                                        78,610
                                                                 ----------
                Total                                            $1,304,282
                                                                 ==========

     Interest expense on deposits is summarized as follows (in thousands):

                                                        At December 31,
                                              ----------------------------------
                                                1998         1997         1996
                                              --------     --------     --------
Demand deposit and NOW accounts               $ 16,387     $  7,967     $  9,423
Savings accounts                                62,694       58,974       51,824
Money market accounts                           45,055       33,719       34,387
Certificates of deposit                        316,164      278,153      255,450
                                              --------     --------     --------
     Total interest expense on deposits       $440,300     $378,813     $351,084
                                              ========     ========     ========

     Deposits of related parties include deposits made by certain officers, directors and their affiliated interests. At December 31, 1998, deposits of related parties totaled $1.7 million.

(9)  SHORT-TERM AND LONG-TERM BORROWINGS

     Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

                                                         At December 31,
                                                 ------------------------------
                                                    1998                1997
                                                 ----------          ----------
Securities sold under repurchase agreements      $  315,540          $  787,700
Federal Home Loan Bank advances                   3,409,243           4,626,401
Other borrowings                                    196,901              41,793
                                                 ----------          ----------
     Total borrowings                            $3,921,684          $5,455,894

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

     The following table summarizes information regarding short-term securities sold under repurchase agreements (in thousands):


                                                                             December 31,
                                                                ----------------------------------------
                                                                  1998           1997            1996
                                                                --------      ----------      ----------
Balance                                                         $315,540      $  787,700      $  939,659
Weighted average interest rate                                      5.32%           5.61%           5.58%
Maximum amount outstanding at any month-end during the year     $956,394      $1,515,156      $1,310,406
Average amount outstanding during the year                      $525,986      $1,222,183      $  804,012
Weighted average interest rate during the year                      5.39%           5.67%           5.77%

     The following table summarizes information regarding short-term FHLB advances (in thousands):



                                                                               December 31,
                                                                ------------------------------------------
                                                                   1998            1997            1996
                                                                ----------      ----------      ----------
Balance                                                         $3,409,243      $4,626,401      $3,079,801
Weighted average interest rate                                        5.32%           5.91%           5.82%
Maximum amount outstanding at any month-end during the year     $5,361,401      $4,709,176      $3,842,670
Average amount outstanding during the year                      $4,420,827      $3,718,562      $2,356,162
Weighted average interest rate during the year                        5.98%           6.03%           5.88%

     The following table summarizes information regarding short-term federal funds purchased (in thousands):


                                                                          December 31,
                                                                ------------------------------------
                                                                1998          1997            1996
                                                                ----         -------       ---------
Balance                                                         $ --         $    --       $12,000
Weighted average interest rate                                    --%             --%          7.26%
Maximum amount outstanding at any month-end during the year     $ --         $22,400       $43,400
Average amount outstanding during the year                      $ --         $ 3,860       $15,840
Weighted average interest rate during the year                    --%           5.68%         5.44%

Notes to Consolidated Financial Statements

     Long-term Borrowings. Long-term securities sold under repurchase agreements had weighted average interest rates of 5.58% and 5.88% at December 31, 1998 and 1997, respectively. Long-term FHLB advances had weighted average interest rates of 4.96% and 6.07% at December 31, 1998 and 1997, respectively. Long-term borrowings are as follows (in thousands):

                                                             At December 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Securities sold under repurchase agreements,
  maturing January 2000 to May 2008                    $  340,000     $  362,393
FHLB advances, maturing February 2000 to April 2012     3,492,262        898,998
6.75% senior notes, due July 1, 2000                       49,653         49,655
6.75% subordinated debentures, due 2000                    27,894         27,831
8.50% subordinated debentures, due 2002                    19,708         19,629
8.00% subordinated debentures, due 2003                    49,391         49,243
                                                       ----------     ----------
  Total long-term borrowings                           $3,978,908     $1,407,749
                                                       ==========     ==========

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

     The following table sets forth the maturity of Sovereign's long-term borrowings as scheduled to mature contractually at December 31, 1998 (in thousands):

                                                       At December 31,
                                                            1998
                                                       ---------------
            1999                                         $      --
            2000                                            269,547
            2001                                            363,000
            2002                                            486,708
            2003                                            814,391
            Thereafter                                    2,045,262
                                                          ---------
               Total                                     $3,978,908
                                                          =========

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


                                    Tangible           Leverage           Leverage         Risk-Based
                                   Capital to         Capital to         Capital to        Capital to
                                    Tangible           Tangible         Risk-Adjusted     Risk-Adjusted
                                     Assets             Assets             Assets            Assets
                                   ----------         ----------        -------------     -------------
Sovereign Bank:

Regulatory capital                 $1,107,748         $1,107,748         $1,107,748         $1,230,442
Minimum capital requirement           325,259            637,364            476,865            953,731
                                   ----------         ----------         ----------         ----------
  Excess                           $  782,489         $  470,384         $  630,883         $  276,711
                                   ==========         ==========         ==========         ==========
Capital ratio                            5.11%              5.21%              9.29%             10.32%

Notes to Consolidated Financial Statements

     OTS capital regulations do not apply to holding companies. The following schedule summarizes actual capital balances of Sovereign Bancorp at December 31, 1998 as if those regulations did apply to Sovereign Bancorp (in thousands):


                                   Tangible         Leverage        Leverage        Risk-Based
                                  Capital to       Capital to      Capital to       Capital to
                                   Tangible         Tangible      Risk-Adjusted    Risk-Adjusted
                                    Assets           Assets          Assets           Assets
                                  ----------       ----------     -------------    -------------

Sovereign Bancorp:

Regulatory capital                 $753,790         $882,840        $882,840        $1,354,036
Minimum capital requirement         321,870          630,717         481,486           962,971
                                   --------         --------        --------        ----------
  Excess                           $431,920         $252,123        $401,354        $  391,065
                                   ========         ========        ========         =========
Capital ratio                          3.51%            4.20%           7.33%            11.25%

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


Price Per                                                                        Shares              Share
---------                                                                      ----------       ---------------
Options outstanding December 31, 1995                                           8,509,516       $  .96 - $ 7.51
                                                                               ----------       ---------------
Granted                                                                           767,921       $ 6.16 - $ 8.94
Exercised                                                                      (1,051,867)      $  .97 - $ 6.45
Forfeited                                                                        (159,675)      $ 3.84 - $ 7.51
                                                                               ----------       ---------------
Options outstanding December 31, 1996 (3,758,345 shares exercisable)            8,065,895       $  .96 - $ 8.94
                                                                               ----------       ---------------
Granted                                                                         1,382,278       $ 8.17 - $15.94
Exercised                                                                      (3,388,704)      $  .97 - $ 7.51
Forfeited                                                                         (26,016)      $ 3.84 - $10.54
                                                                               ---------
Options outstanding December 31, 1997 (4,351,317 shares exercisable)            6,033,453       $  .96 - $16.77
                                                                               -----------      ---------------
Granted                                                                           934,070       $13.38 - $20.25
Exercised                                                                      (2,295,265)      $  .97 - $10.54
Forfeited                                                                        (172,550)      $ 8.22 - $20.25
                                                                               ----------
Options outstanding December 31, 1998 (3,371,038 shares exercisable)            4,499,708       $  .96 - $20.25
                                                                               ===========      ===============

     The following table summarizes Sovereign's stock options outstanding at December 31, 1998:


                                      Options Outstanding                     Options Exercisable
                           ------------------------------------------       -----------------------
                                         Wtd. Avg.      Wtd. Avg.                         Wtd. Avg.
                                         Exercise       Remaining                         Exercise
    Exercise Prices          Shares       Price      Contractual Life         Shares        Price
    ---------------        ---------    ----------   ----------------       ---------     ---------
        $.96-$5.90         2,485,494      $ 3.60           4.51             2,485,494      $ 3.60
      $6.07-$12.71           636,264      $ 8.14           7.89               636,264      $ 8.14
     $13.28-$20.25         1,377,950      $14.65           9.15               249,280      $13.59
                           ---------      ------           ----             ---------      ------
             Total         4,499,708      $ 7.63           6.41             3,371,038      $ 5.19
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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Grant date year                       1998            1997             1996
---------------                  -------------    ------------     -----------
Options granted                        934,070       1,382,278         466,581
Options forfeited                       72,600         103,169           5,325
Expected volatility                       .278       .200-.840       .239-.840
Expected life in years                    6.00       4.00-7.50       5.00-7.50
Stock price on date of grant     $13.38-$20.25    $8.17-$15.94     $6.16-$8.94
Exercise price                   $13.38-$20.25    $8.17-$15.94     $6.16-$8.94
Weighted average exercise price         $15.25          $10.42           $6.55
Weighted average fair value              $5.38           $4.47           $3.44
Expected dividend yield                    .67%       .21%-3.00%      .21%-2.42%
Risk-free interest rate             4.65%-5.72%      5.76%-6.88%     5.23%-6.88%
Vesting period in years                      1             0-4             1-5

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

     It is Sovereign's policy to fund the minimum contribution as determined by an actuarial valuation. The net periodic pension costs for this plan are comprised of the following components (in thousands):


                                                                  At December 31,
                                                        ---------------------------------
                                                          1998         1997         1996
                                                        -------      -------      -------
Service cost benefits earned during the period          $ 2,248      $ 1,928      $ 1,736
Interest cost on projected benefit obligation             2,498        2,550        2,311
Actual return on plan assets                             (7,028)      (7,227)      (4,824)
Amortization of unrecognized net assets and other
  deferred amounts, net                                   3,761        3,037        1,390
Curtailment loss                                              -            -          542
Asset gain                                                    -          331           62
                                                        -------      -------      -------
  Net periodic pension expense                          $ 1,479      $   619      $ 1,217
                                                        =======      =======      =======

     The following table sets forth the Change in Benefit Obligation, Change in Plan Assets and Funded Status for Sovereign's pension plan at December 31, 1998 and 1997 (in thousands):

                                                        Year Ended December 31,
                                                       ------------------------
                                                          1998           1997
                                                       ---------       --------
Change in Benifit Obligation
Benifit obligation at beginning of year                 $ 37,303       $ 37,398
Service cost                                               2,248          1,928
Interest cost                                              2,498          2,550
Actuarial gains                                              895            233
Benefits paid                                             (4,696)        (4,806)
                                                        --------       --------
Benefit obligation at end of year                         38,248         37,303
                                                        --------       --------
Change in Plan Assets
Fair value of plan assets at beginning of year            41,787         38,602
Actual return on plan assets                               7,028          7,227
Company contributions                                        105            764
Benefits paid                                             (4,696)        (4,806)
                                                        --------       --------
Fair value of plan assets at end of year                  44,224         41,787
                                                        --------       --------
Funded Status of the Plan                                  5,976          4,484
Unrecognized net actuarial loss                           (5,351)        (2,234)
Unrecognized net transition asset                          1,176          1,176
Unrecognized prior service cost                              773            627
                                                        --------       --------
Prepaid benefit cost                                    $  2,574       $  4,053
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

(14) INCOME TAXES

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                 Year Ended December 31,
                                         ---------------------------------------
                                           1998            1997            1996
                                         --------        --------        -------
Current:
  Federal                                $ 92,311        $ 73,431        $42,282
  State                                     1,121           4,282          4,219
                                         --------        --------        -------
                                           93,432          77,713         46,501
Deferred                                  (18,681)        (10,389)         1,008
                                         --------        --------        -------
  Total income tax expense               $ 74,751        $ 67,324        $47,509
                                         ========        ========        =======

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for each of the years indicated:


                                                                 Year Ended December 31,
                                                              ----------------------------
                                                              1998        1997        1996
                                                              ----        ----        ----
Federal income tax at statutory rate                          35.0%       35.0%       35.0%
Increase/(decrease) in taxes resulting from:
  Tax-exempt interest                                         (5.2)       (2.0)       (1.3)
  State income taxes, net of federal tax benefit                .3         1.6         2.0
  Amortization of intangible assets and other purchase
     accounting adjustments                                     .8         1.0         1.2
  Non-deductible, merger-related costs                         3.1         2.1          .1
  Other                                                        1.4         1.9        (2.5)
                                                              ----        ----        ----
                                                              35.4%       39.6%       34.5%
                                                              ====        ====        ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):


                                                             Year Ended December 31,
                                                       ---------------------------------
                                                         1998         1997         1996
                                                       -------      -------      -------
Deferred tax assets:
  Allowance for possible loan losses                   $37,849      $37,390      $25,344
  Purchased mortgage servicing rights                    4,356        5,364        2,079
  Employee benefits                                        888        2,593          706
  Merger related liabilities                             2,313        1,104        1,006
  Purchase accounting adjustments                          370        1,071        2,460
  Unrealized loss on available-for-sale portfolio           --           89          697
  Net operating loss carry forwards                      1,393        1,810        1,939
  Other                                                    847        5,621        6,188
                                                       -------      -------      -------
  Total gross deferred tax assets                      $48,016      $55,042      $40,419
                                                       -------      -------      -------
Deferred tax liabilities:
  Purchase accounting adjustments                      $ 5,402      $ 6,473      $ 7,188
  Deferred loan fees                                     7,144        5,739        5,716
  Tax bad debt reserve recapture                         2,406        2,888        2,888
  Originated mortgage servicing rights                   3,843        2,678        1,398
  Option premiums                                        2,716        9,799        7,927
  Unrealized gain on available-for-sale portfolio        9,757        9,625        2,021
  Other                                                  4,163        6,609        6,018
                                                       -------      -------      -------
  Total gross deferred tax liabilities                 $35,431      $43,811      $33,156
                                                       -------      -------      -------
Net deferred tax asset                                 $12,585      $11,231      $ 7,263
                                                       =======      =======      =======

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

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):


                                                                              Contract or Notional Amount
                                                                                     At December 31,
                                                                              ---------------------------
                                                                                 1998             1997
                                                                              ----------       ----------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit                                                $1,191,599       $1,079,300
  Standby letters of credit                                                       21,153           14,045
  Loans sold with recourse                                                        35,375          139,899
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
  Forward contracts                                                              608,104           51,872
  Interest rate swaps                                                          2,955,164        3,609,376
  Interest rate caps                                                           1,200,000        1,200,000
Notional or contract amounts of off-balance sheet financial
  instruments not constituting credit risk:
  Forward commitments to sell in the secondary market                                 --          161,285

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


                                                                                At December 31,
                                                         -----------------------------------------------------------------
                                                                     1998                                1997
                                                         -----------------------------       -----------------------------
                                                          Carrying            Fair            Carrying           Fair
                                                            Value             Value             Value            Value
                                                         -----------      ------------       -----------      ------------
Financial Assets:
  Cash and amounts due from depository institutions      $   471,074      $    471,074       $   238,623      $    238,623
  Interest-earning deposits                                   82,650            82,650            17,314            17,314
  Loans held for sale                                        296,930           297,414           310,678           310,750
  Investment securities available-for-sale                 6,662,427         6,662,427         1,956,262         1,956,262
  Investment securities held-to-maturity                   1,839,655         1,860,583         3,416,451         3,446,863
  Loans, net                                              11,152,038        11,180,004        11,207,299        11,276,514
Financial Liabilities:
  Deposits                                                12,322,716        12,314,608         9,515,294         9,521,379
  Borrowings(1)                                            7,907,805         7,887,676         6,874,070         6,886,421
Unrecognized Financial Instruments:(2)
  Commitments to extend credit                                 5,875             5,880            16,569            16,575
  Standby letters of credit                                       25               244               306               310
  Loans sold with recourse                                       177                71               244                98
  Interest rate swaps, caps and floors                         7,213           (55,755)            9,963           (12,861)

-----------

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


                                                   At December 31, 1998                           At December 31, 1997
                                      ----------------------------------------------   ---------------------------------------------
                                                                           Weighted                                         Weighted
                                                                           Average                                         Average
                                       Notional     Book     Estimated     Maturity     Notional      Book     Estimated    Maturity
                                        Amount      Value    Fair Value    In Years      Amount       Value    Fair Value   In Years
                                      ----------  --------   ----------   ----------   ----------   --------   ----------   --------
Amortizing interest rate swaps:
  Pay variable-receive fixed(1)       $       --  $     --    $     --                 $  602,116   $     --    $  1,436       2.8
  Pay fixed-receive variable(2)          175,164        --        (617)        .3         208,761         --          (9)      1.3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed(3)               --        --          --                     28,499         --        (561)      2.7
  Pay fixed-receive variable(4)        2,780,000        --     (48,382)       4.8       2,770,000         --      (9,293)      2.3
Interest rate caps/floors(5)           1,200,000     7,213      (6,756)       3.2       1,200,000      9,963      (4,434)      4.0
                                      ----------  --------    --------                 ----------   --------    --------
                                      $4,155,164  $  7,213    $(55,755)                $4,809,376   $  9,963    $(12,861)
                                      ==========  ========    ========                 ==========   ========    ========


----------
(1)The weighted average pay rate was 5.58% and the weighted average receive rate was 5.97% at December 31, 1997.

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

(5)The weighted average strike price range was 5.25%-9.00% at December 31, 1998 and 5.25% - 7.50% at December 31, 1997.


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):


                                Amortizing     Non-Amortizing
                                 Interest         Interest          Interest
                                Rate Swaps       Rate Swaps        Rate Swaps        Total
                               -------------   ---------------     ----------      ----------
Balance, December 31, 1995      $  881,130       $  330,000        $1,446,000      $2,657,130
                                ----------       ----------        ----------      ----------
  Additions                        300,000        1,125,000           500,000       1,925,000
  Maturities/Amortization           69,117               --           450,000         519,117
  Terminations                          --           50,000           996,000       1,046,000
                                ----------       ----------        ----------      ----------
Balance, December 31, 1996       1,112,013        1,405,000           500,000       3,017,013
                                ----------       ----------        ----------      ----------
  Additions                             --        4,145,000           700,000       4,845,000
  Maturities/Amortization          151,136          151,501                --         302,637
  Terminations                     150,000        2,600,000                --       2,750,000
                                ----------       ----------        ----------      ----------
Balance, December 31, 1997         810,877        2,798,499         1,200,000       4,809,376
                                ----------       ----------        ----------      ----------
  Additions                             --        1,650,000                --       1,650,000
  Maturities/Amortization           86,497          100,000                --         186,497
  Terminations                     549,216        1,568,499                --       2,117,715
                                ----------       ----------        ----------      ----------
Balance, December 31, 1998      $  175,164       $2,780,000        $1,200,000      $4,155,164
                                ==========       ==========        ==========      ==========

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

(18) PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp is as follows (in thousands):

                                                            Balance Sheets
                                                     ---------------------------
                                                            At December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Assets
  Interest-earning deposits                          $      162       $    9,001
  Investment securities                                 110,779          104,091
  Investment in subsidiaries                          1,560,766        1,202,941
  Other assets                                           16,611           13,793
                                                     ----------       ----------
Total Assets                                         $1,688,318       $1,329,826
                                                     ==========       ==========
Liabilities
  Short-term borrowings                              $  199,480       $       --
  Long-term borrowings                                  146,646          147,905
  Other liabilities                                       9,074            5,154
                                                     ----------       ----------
Total Liabilities                                       355,200          153,059
                                                     ----------       ----------
Trust Preferred Securities                              129,050          128,972
                                                     ----------       ----------
Stockholders' Equity                                  1,204,068        1,047,795
                                                     ----------       ----------
Total Liabilities, Minority Interests
  and Stockholders' Equity                           $1,688,318       $1,329,826
                                                     ==========       ==========


                                                         Statements of Operations
                                                  --------------------------------------
                                                          Year Ended December 31,
                                                  --------------------------------------
                                                     1998           1997          1996
                                                  ---------      ---------      --------
Interest income                                   $  11,347      $   8,907      $  2,906
Other income                                          6,159          8,684        46,251
                                                  ---------      ---------      --------
Total income                                         17,506         17,591        49,157
                                                  ---------      ---------      --------
Interest expense                                     16,521         13,089        13,117
Other expense                                         8,704          9,666         6,333
Trust Preferred Securities expense                   12,528         11,677           274
                                                  ---------      ---------      --------
Total expense                                        37,753         34,432        19,724
                                                  ---------      ---------      --------
(Loss)/income before taxes, dividends and
  undistributed earnings of subsidiaries            (20,247)       (16,841)       29,433
Income taxes                                         (6,135)        (8,387)       (5,554)
                                                  ---------      ---------      --------
(Loss)/income before earnings of subsidiaries       (14,112)        (8,454)       34,987
Distributed earnings from subsidiaries                   --          1,771         1,300
Undistributed earnings of subsidiaries              150,567        109,221        54,091
                                                  ---------      ---------      --------
Net Income                                        $ 136,455      $ 102,538      $ 90,378
                                                  =========      =========      ========

Notes to Consolidated Financial Statements


                                                                                   Statements of Cash Flows
                                                                            --------------------------------------
                                                                                    Year Ended December 31,
                                                                            --------------------------------------
                                                                               1998           1997          1996
                                                                            ---------      ---------      --------
Cash Flows from Operating Activities:
  Net income                                                                $ 136,455      $ 102,538      $ 90,378
  Adjustments to reconcile net income to net cash provided by operating activities:
     Dividends received from subsidiaries                                          --          9,771        30,900
     Earnings from subsidiaries                                              (150,567)      (110,992)      (55,391)
     Allocation of Employee Stock Ownership Plan shares                        19,612          8,573         5,597
     Change in other assets                                                    (2,818)        10,181        25,968
     Change in other liabilities                                                3,998           (455)        1,215
                                                                            ---------      ---------      --------
Net cash provided by operating activities                                       6,680         19,616        98,667
                                                                            ---------      ---------      --------
Cash Flows from Investing Activities:
  Investment in subsidiaries                                                 (207,258)       (32,439)      (98,000)
  Maturity and repayments of investment securities                                749          6,053         1,259
  Net change in investment securities                                          (8,261)       (85,074)       13,400
  Other, net                                                                   (4,228)        (4,897)        3,853
                                                                            ---------      ---------      --------
Net cash used by investing activities                                        (218,998)      (116,357)      (79,488)
                                                                            ---------      ---------      --------
Cash Flows from Financing Activities:
  Net change in short-term borrowings                                         199,480             --          (714)
  Net change in long-term borrowings                                           (1,259)       (21,390)          477
  Proceeds from issuance of Trust Preferred Securities                             --         97,574        30,000
  Cash dividends paid to stockholders                                         (14,286)       (23,777)      (24,606)
  Net proceeds from issuance of common stock                                   20,451         17,919         6,052
  Redemption of preferred stock                                                    (6)            --            --
  Purchase of Employee Stock Ownership Plan shares                                 --             --        (4,559)
  (Purchase)/issuance of treasury stock                                          (901)        34,632       (29,574)
                                                                            ---------      ---------      --------
Net cash provided (used) by financing activities                              203,479        104,958       (22,924)
                                                                            ---------      ---------      --------
(Decrease)/increase in cash and cash equivalents                               (8,839)         8,217        (3,745)
Cash and cash equivalents at beginning of period                                9,001            784         4,529
                                                                            ---------      ---------      --------
Cash and cash equivalents at end of period                                  $     162      $   9,001      $    784
                                                                            =========      =========      ========

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

 (3.2)    By-Laws of Sovereign Bancorp, Inc.*

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

(10.4) Agreement dated as of May 1, 1997, between ML Bancorp, Inc. (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo.*

(10.5) Agreement dated as of September 25, 1997, between Sovereign Bank and Lawrence M. Thompson, Jr.(incorporated by reference to exhibit 10.5 to Sovereign's Annual Report on Form 10-K for the year ended December 31, 1997.)*

(10.6) Penn Savings Bank Senior Officer Incentive Plan. (Incorporated by reference to Exhibit 10.6 to Sovereign's Annual Report on Form 10-K for the year ended December 31, 1994.)

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

(11.1)    Computation of Per Share Earnings.*

(21)      Subsidiaries of the Registrant*

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

(23.3)    Consent of KPMG Peat Marwick LLP, Independent Auditors.

(23.4)    Consent of KPMG Peat Marwick LLP, Independent Auditors.

(23.5)    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(23.6)    Consent of Arthur Andersen LLP, Independent Public Accountants.

(27)      Financial Data Schedule (as revised)

(99.1)    Report of KPMG Peat Marwick LLP, Independent Auditors.*

(99.2)    Report of KPMG Peat Marwick LLP, Independent Auditors.*

(99.3)    Report of KPMG Peat Marwick LLP, Independent Auditors.*

(99.4)    Report of PricewaterhouseCoopers LLP, Independent Accountants.*

(99.5)    Report of Arthur Andersen LLP, Independent Public Accountants.*

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SOVEREIGN BANCORP, INC.
                                            (Registrant)

May 28, 1999                               By /s/ JAY S. SIDHU
                                               --------------------------------
                                               Jay S. Sidhu, President
                                               and Chief Executive Officer