Form 10-Q/A
period 1999-03-31
SOVEREIGN BANCORP INC
filed 1999-06-01
CIK 811830

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three-Month Period Ended March 31,
                                                        ----------------------------------
                                                             1999                1998
                                                          ---------           ---------

                                                             (in thousands, except
                                                                per share data)
Interest income:
  Interest on interest-earning deposits                   $   1,505           $   1,358
  Interest and dividends on investment
    securities available-for-sale                           121,890              37,098
  Interest and dividends on investment
    securities held-to-maturity                              27,966              61,190
  Interest and fees on loans                                216,667             224,466
                                                          ---------           ---------

      Total interest income                                 368,028             324,112
                                                          ---------           ---------

Interest expense:
  Interest on deposits                                      109,348             101,779
  Interest on borrowings                                    118,888             101,716
                                                          ---------           ---------

      Total interest expense                                228,236             203,495
                                                          ---------           ---------

Net interest income                                         139,792             120,617
Provision for loan losses                                     7,500               6,760
                                                          ---------           ---------

Net interest income after provision for
  possible loan losses                                      132,292             113,857
                                                          ---------           ---------


Other income:
  Retail banking fees                                        11,059               6,610
  Mortgage banking revenues                                   9,946               6,333
  Loan fees and service charges                               1,342               1,546
  Gain on sale of loans and investment
    securities available-for-sale                             3,408               3,052
  Miscellaneous income                                        6,549               4,825
                                                          ---------           ---------

      Total other income                                     32,304              22,366
                                                          ---------           ---------


General and administrative expenses:
  Compensation and benefits                                  36,477              30,968
  Occupancy and equipment expenses                           17,306              13,146
  Outside services                                           15,349               8,959
  Other administrative expenses                              14,320              12,209
                                                          ---------           ---------

      Total general and administrative expenses              83,452              65,282
                                                          ---------           ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                       Three-Month Period Ended March 31,
                                                       ----------------------------------
                                                           1999                1998
                                                         ---------           ---------
                                                             (in thousands, except
                                                                per share data)

Other operating expenses:
  Merger-related charges                                 $      -            $  39,072
  Amortization of goodwill and other intangibles             9,028               3,184
  Trust Preferred Securities expense                         3,049               3,379
  Real estate owned (gain)/loss, net                          (160)                  6
                                                         ----------          ---------

      Total other operating expenses                        11,917              45,641
                                                         ---------           ---------


Income before income taxes                                  69,227              25,300
Income tax provision                                        23,914              10,200
                                                         ---------           ---------

Net Income (1)(2)                                        $  45,313           $  15,100
                                                         =========           =========

Net Income Applicable to Common Stock                    $  45,313           $  13,604
                                                         =========           =========

Earnings per share (2)(3)                                $     .28           $     .09
                                                         =========           =========


Dividends paid per common share (3)                      $    .020           $    .020
                                                         =========           =========


----------


(1) Results for the three-month period ended March 31, 1998 include merger charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million
    ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the three-month period ended March 31, 1998 include the merger-related and special charges described in Note 1 above. Excluding the merger-related and special charges, net income for the three-month period ended March 31, 1998 was $40.9 million and earnings per share for the same period was $.26.


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three-Month Period
                                                                           Ended March 31,
                                                                 ----------------------------------
                                                                     1999                   1998
                                                                 -----------             ----------
                                                                            (in thousands)

Cash Flows from Operating Activities:
  Net income                                                     $    45,313             $   15,100
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for possible loan losses and deferred taxes              8,173                 11,448
    Depreciation                                                       4,294                  1,117
    Amortization                                                     10,171                 (2,101)
    Gain on sale of loans, investment securities
      and real estate owned                                           (3,568)                (3,141)
    Allocation of Employee Stock Ownership Plan                           -                  15,310
    Net change in:
      Loans held for sale                                            178,704                 16,502
      Accrued interest receivable                                     (1,166)                (2,120)
      Prepaid expenses and other assets                             (167,968)              (309,277)
      Other liabilities                                              139,678                472,755
                                                                 -----------             ----------

Net cash provided by operating activities                        $   213,631             $  215,593
                                                                 -----------             ----------



Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
    available-for-sale                                               354,479                757,316
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                             583,174                102,588
      Held-to-maturity                                               313,238                555,429
  Purchases of investment securities:
      Available-for-sale                                          (2,351,911)            (2,401,794)
      Held-to-maturity                                               (21,033)              (320,424)
  Proceeds from sales of loans                                       462,639                  3,783
  Purchase of loans                                                 (174,414)               (91,049)
  Net change in loans other than purchases and sales                (587,025)               390,760
  Proceeds from sales of premises and equipment                           43                  6,252
  Purchases of premises and equipment                                (16,126)               (10,502)
  Proceeds from sale of real estate owned                              5,930                  6,331
  Other, net                                                              -                  (4,228)
                                                                 -----------             ----------
Net cash used by investing activities                             (1,431.006)            (1,005,538)
                                                                 -----------             ----------


Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits                               (282,391)               321,053
  Net increase in short-term borrowings                              662,737                 81,100
  Proceeds from long-term borrowings                                 744,996                515,000
  Net increase in advance payments by
    borrowers for taxes and insurance                                    518                  3,697
  Cash dividends paid to stockholders                                 (3,406)                (4,501)
  Proceeds from issuance of common stock                               2,511                  3,773
  Advance to the Employee Stock Ownership Plan                          (437)                    -
  (Purchase)/issuance of treasury stock                                 (462)                    14
                                                                 -----------             ----------
Net cash provided by financing activities                          1,124,066                920,136
                                                                 -----------             ----------

Net change in cash and cash equivalents                              (93,309)               130,191
Cash and cash equivalents at beginning of period                     553,724                255,937
                                                                 -----------             ----------
Cash and cash equivalents at end of period                       $   460,415             $  386,128
                                                                 ===========             ==========

Reconciliation of Cash and Cash Equivalents to
  Consolidated Balance Sheets:
Cash and amounts due from depository institutions                $   363,655             $  262,874
Interest-earning deposits                                             96,760                123,254
                                                                 -----------             ----------
Cash and cash equivalents at end of period                       $   460,415             $  386,128
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
                                                ========          ========


(1) Results for the three-month period ended March 31, 1998 include merger charges of $25.5 million (after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.3 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the three-month period ended March 31, 1998 include the merger-related and special charges described in Note 1 above. Excluding the merger-related and special charges, basic earnings per share and diluted earnings per share for the three-month period ended March 31, 1998 were $.27 and $.26, respectively.


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
                                            ========             ========


(1) Excluding merger-related and special charges, comprehensive income for the three-month period ended March 31, 1998 was $31.9 million.


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General


     Net operating income for the three-month period ended March 31, 1999 was $45.3 million compared to net operating income of $40.9 million for the same period in 1998. Operating diluted earnings per share for the three-month period ended March 31, 1999 was $.28 compared to $.26 for the same period in 1998. Operating results exclude all merger-related and special charges discussed below.

     Net income for the three-month period ended March 31, 1999 was $45.3 million and diluted earnings per share for the same period was $.28. Net income and diluted earnings per share for the three-month period ended March 31, 1998 were $15.1 million and $.09, respectively. Net income for the three-month period ended March 31, 1998 included merger charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") during the first quarter of 1998. Expenses included as part of the merger-related charges consisted of human resources related costs and other expenses, including investment banker fees and legal expenses.

     Return on average equity, return on average tangible equity and return on average total assets, excluding the merger-related and special charges discussed above were 15.07%, 26.43% and .81% for the three-month period ended March 31, 1999 compared to 15.68%, 18.93% and .91% for the same period in 1998. Average equity to average total assets for the three-month period ended March 31, 1999 and 1998 was 5.23% and 5.57%, respectively.


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


Other Income


     Other income was $32.3 million for the three-month period ended March 31, 1999 compared to $22.4 million for the same period in 1998.

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


     Gains on sales of loans and investment securities available-for-sale were $3.4 million for the three-month period ended March 31, 1999 compared to $3.1 million for the same period in 1998.


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



     Other operating expenses were $11.9 million for the three-month period ended March 31, 1999 compared to $45.6 million for the same period in 1998. Results for the three-month period ended March 31, 1999 include amortization of goodwill of $9.0 million compared to $3.2 million for the same period in 1998. Results for the three-month period ended March 31, 1998 include merger charges of $39.1 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.


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