Form 10-Q
period 1999-06-30
SOVEREIGN BANCORP INC
filed 1999-08-16
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999
                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

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
                                      ---  ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 13, 1999
---------------------------                   ------------------------------
Common Stock (no par value)                          180,852,592 shares

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 1999
             and December 31, 1998                                                    4


             Consolidated Statements of Operations for the three-month
             and six-month periods ended June 30, 1999 and 1998                   5 - 6


             Consolidated Statement of Stockholders' Equity for
             the six-month period ended June 30, 1999                                 7


             Consolidated Statements of Cash Flows for the six-month
             periods ended June 30, 1999 and 1998                                     8


             Notes to Consolidated Financial Statements                          9 - 21


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                    22 - 37


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                                   38


PART III.  FINANCIAL DATA SCHEDULE                                              39 - 40


SIGNATURES                                                                           41

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,             December 31,
                                                                          1999                   1998
                                                                      ----------             ------------
                                                                      (Unaudited)               (Note)
                                                                             (in thousands, except
                                                                                per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                           $   472,780            $   471,074
  Interest-earning deposits                                               125,194                 82,650
  Loans held for sale (approximate fair
    value of $86,519 and $297,414 at
    June 30, 1999 and December 31, 1998,
    respectively)                                                          86,139                296,930
  Investment securities available-for-sale                              8,688,200              6,662,427
  Investment securities held-to-maturity
    (approximate fair value of $1,319,194
    and $1,860,583 at June 30, 1999
    and December 31, 1998, respectively)                                1,307,881              1,839,655
  Loans                                                                12,476,997             11,285,840
  Allowance for loan losses                                              (134,183)              (133,802)
  Premises and equipment                                                  113,708                 98,491
  Other real estate owned
    and other repossessed assets                                            7,545                 15,584
  Accrued interest receivable                                             155,973                147,441
  Goodwill and other intangible assets                                    434,848                425,925
  Other assets                                                            858,955                721,658
                                                                      -----------            -----------
      TOTAL ASSETS                                                    $24,594,037            $21,913,873
                                                                      ===========            ===========
LIABILITIES
  Deposits                                                            $12,170,470            $12,322,716
  Borrowings:
    Short-term                                                          6,415,627              3,921,684
    Long-term                                                           4,252,858              3,978,908
  Advance payments by borrowers
    for taxes and insurance                                                35,492                 27,655
  Other liabilities                                                       140,695                329,792
                                                                      -----------            -----------
      TOTAL LIABILITIES                                                23,015,142             20,580,755
                                                                      -----------             ----------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures
  of Sovereign Bancorp, Inc. ("Trust Preferred Securities")               129,094                129,050
                                                                      -----------            ------------
STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares authorized;
    186,164,360 shares issued at June 30, 1999 and 164,146,353
    shares issued at December 31, 1998                                    913,531                649,341
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    5,063,798 shares at June 30, 1999 and
    4,340,572 shares at December 31, 1998                                 (35,662)               (26,892)
  Treasury stock at cost; 123,658 shares at
    June 30, 1999 and 78,626 shares at
    December 31, 1998                                                      (1,578)                (1,086)
  Accumulated other comprehensive (loss)/income                           (77,660)                18,120
  Retained earnings                                                       651,170                564,585
                                                                      -----------            -----------
 TOTAL STOCKHOLDERS' EQUITY                                             1,449,801              1,204,068
                                                                      -----------            -----------
      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                      $24,594,037            $21,913,873
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three-Month Period                Six-Month Period
                                                          Ended June 30,                   Ended June 30,
                                                      ------------------------         -----------------------
                                                         1999           1998              1999         1998
                                                      ---------      ---------         ---------    ----------
                                                                       (in thousands, except
                                                                          per share data)
Interest income:
  Interest on interest-earning deposits               $   1,374      $   1,973         $   2,879    $   3,331
  Interest and dividends on investment
    securities available-for-sale                       129,412         65,312           251,302      102,410
  Interest and dividends on investment
    securities held-to-maturity                          24,191         48,518            52,157      109,708
  Interest and fees on loans                            222,467        216,057           439,134      440,523
                                                      ---------      ---------         ---------    ---------

      Total interest income                             377,444        331,860           745,472      655,972
                                                      ---------      ---------         ---------    ---------

Interest expense:
  Interest on deposits                                  104,248        104,558           213,596      206,337
  Interest on borrowings                                125,788        108,270           244,676      209,986
                                                      ---------      ---------         ---------    ---------

      Total interest expense                            230,036        212,828           458,272      416,323
                                                      ---------      ---------         ---------    ---------

Net interest income                                     147,408        119,032           287,200      239,649
Provision for loan losses                                 7,500          7,200            15,000       13,960
                                                      ---------      ---------         ---------    ---------

Net interest income after provision for
  loan losses                                           139,908        111,832           272,200      225,689
                                                      ---------      ---------         ---------    ---------

Other income:
  Retail banking fees                                    10,811          7,190            21,870       13,800
  Mortgage banking revenues                               9,005          8,287            18,951       14,620
  Loan fees and service charges                           2,005          1,647             3,347        3,193
  Gain on sale of loans and investment
    securities                                            3,362          3,075             6,770        6,127
  Miscellaneous income                                    8,107          4,994            14,656        9,819
                                                      ---------      ---------         ---------    ---------

      Total other income                                 33,290         25,193            65,594       47,559
                                                      ---------      ---------         ---------    ---------

General and administrative expenses:
  Compensation and benefits                              38,264         28,677            74,741       59,645
  Occupancy and equipment expenses                       16,494         13,200            33,800       26,346
  Outside services                                       17,806         10,476            33,155       19,435
  Other administrative expenses                          13,623         11,687            27,943       23,896
                                                      ---------      ---------         ---------    ---------

      Total general and administrative expenses          86,187         64,040           169,639      129,322
                                                      ---------      ---------         ---------    ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                                                              Three-Month Period                Six-Month Period
                                                                Ended June 30,                   Ended June 30,
                                                            ------------------------         -----------------------
                                                               1999           1998              1999         1998
                                                            ---------      ---------         ---------    ----------
                                                                             (in thousands, except
                                                                                per share data)
Other operating expenses:
  Merger-related charges (1)                                $      -       $      -          $      -     $  39,072
  Amortization of goodwill and other intangibles                9,027          3,213            18,055        6,397
  Trust Preferred Securities expense                            3,049          3,048             6,098        6,427
  Real estate owned loss/(gain), net                              182            (19)               22          (13)
                                                            ---------      ----------        ---------    ----------

      Total other operating expenses                           12,258          6,242            24,175       51,883
                                                            ---------      ---------         ---------    ---------

Income before income taxes                                     74,753         66,743           143,980       92,043
Income tax provision                                           25,974         23,849            49,888       34,049
                                                            ---------      ---------         ---------    ---------

Net Income (1)(2)                                           $  48,779      $  42,894         $  94,092    $  57,994
                                                            =========      =========         =========    =========

Net Income Applicable to Common Stock                       $  48,779      $  42,894         $  94,092    $  56,498
                                                            =========      =========         =========    =========

Earnings per share (2)(3)                                   $     .30      $     .27         $     .58          .36
                                                            =========      =========         =========    =========

Dividends paid per common share (3)                         $    .026      $    .020         $    .047         .043
                                                            =========      =========         =========    =========



(1) Results for the six-month period ended June 30, 1998 include merger charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the six-month period ended June 30, 1998 include the merger-related and special charges described in Note 1 above. Excluding the merger-related and special charges, net income for the six-month period ended June 30, 1998 was $83.5 million and earnings per share for the same period was $.52.

(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                               Common
                                               Shares       Common        Retained       Treasury
                                             Outstanding    Stock         Earnings         Stock
                                             -----------    ------        --------       --------
Balance, December 31, 1998                    159,727    $   649,341    $   564,585    $    (1,086)
  Comprehensive income:
    Net income                                   --             --           94,092           --
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                       --             --             --             --

  Total comprehensive income
  Exercise of stock options                       286          2,650           --             --
  Cash in lieu of fractional shares              --               (1)          --             --
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                           169          2,149           --             --
  Dividends paid on common stock                 --             --           (7,507)          --
  Treasury stock repurchase                    (3,080)          --             --          (43,998)
  Treasury stock sold                              16           --             --              148
  Acquisition of Network Companies                235          4,000           --           (1,000)
  Acquisition of People's Bancorp, Inc.        23,624        255,392           --           44,358
                                              -------    -----------    -----------    -----------

Balance, June 30, 1999                        180,977    $   913,531    $   651,170    $    (1,578)
                                              =======    ===========    ===========    ===========







                                                               Accumulated       Total
                                                Unallocated        Other        Stock-
                                                Common Stock  Comprehensive    Holders'
                                                Held by ESOP  Income/(Loss)     Equity
                                                ------------  -------------    --------
Balance, December 31, 1998                         (26,892)   $    18,120    $ 1,204,068
  Comprehensive income:
    Net income                                        --             --           94,092
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                            --          (95,780)       (95,780)
                                                                             -----------
  Total comprehensive income                                                      (1,688)
  Exercise of stock options                           --             --            2,650
  Cash in lieu of fractional shares                   --             --               (1)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                               --             --            2,149
  Dividends paid on common stock                      --             --           (7,507)
  Treasury stock repurchase                           --             --          (43,998)
  Treasury stock sold                                 --             --              148
  Acquisition of Network Companies                    --             --            3,000
  Acquisition of People's Bancorp, Inc.             (8,770)          --          294,980
                                               -----------    -----------    -----------

Balance, June 30, 1999                         $   (35,662)   $   (77,660)   $ 1,449,801
                                               ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six-Month Period
                                                                          Ended June 30,
                                                                -----------------------------------
                                                                    1999                    1998
                                                                -----------             -----------
                                                                          (in thousands)
Cash Flows from Operating Activities:
  Net income                                                    $    94,092             $    57,994
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses and deferred taxes                      8,631                  12,974
    Depreciation                                                      8,148                   6,834
    Amortization                                                     23,656                   4,699
    Gain on sale of loans, investment securities
      and real estate owned                                          (6,792)                 (6,284)
    Allocation of Employee Stock Ownership Plan                        --                    15,310
    Net change in:
      Loans held for sale                                           210,791                   3,942
      Accrued interest receivable                                      (515)                (23,443)
      Prepaid expenses and other assets                            (186,899)               (554,392)
      Other liabilities                                            (211,829)                209,259
                                                                -----------             -----------

Net cash used for operating activities                          $   (60,717)            $  (273,107)
                                                                -----------             -----------

Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
    available-for-sale                                            2,329,822                 768,765
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                          1,184,048                 303,435
      Held-to-maturity                                              566,293               1,359,878
  Purchases of investment securities:
      Available-for-sale                                         (4,786,233)             (4,044,128)
      Held-to-maturity                                              (21,683)               (337,911)
  Proceeds from sales of loans                                      837,822                   8,211
  Purchase of loans                                                (549,460)               (322,725)
  Net change in loans other than purchases and sales               (966,323)                938,334
  Proceeds from sales of premises and equipment                         134                  12,915
  Purchases of premises and equipment                               (17,838)                (12,511)
  Proceeds from sale of real estate owned                            11,423                   9,844
  Net cash paid for Network Companies                                (1,696)                   --
  Net cash received from Peoples Bancorp, Inc.                      114,694                    --
  Other, net                                                           --                    (4,228)
                                                                -----------             -----------
Net cash used for investing activities                           (1,298,997)             (1,320,121)
                                                                -----------             -----------

Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits                              (666,305)                409,337
  Net increase in short-term borrowings                           1,513,733                  87,916
  Proceeds from long-term borrowings                                744,996               1,348,000
  Repayments of long-term borrowing                                (149,302)                 (4,425)
  Net increase in advance payments by
    borrowers for taxes and insurance                                 7,838                   5,824
  Cash dividends paid to stockholders                                (7,507)                 (7,873)
  Redemption of preferred stock                                        --                       147
  Proceeds from issuance of common stock                              4,798                   7,262
  Advance to the Employee Stock Ownership Plan                         (437)                   --
  (Purchase)/issuance of treasury stock                             (43,850)                     36
                                                                -----------             -----------
Net cash provided by financing activities                         1,403,964               1,846,224
                                                                -----------             -----------

Net change in cash and cash equivalents                              44,250                 252,996
Cash and cash equivalents at beginning of period                    553,724                 255,937
                                                                -----------             -----------
Cash and cash equivalents at end of period                      $   597,974             $   508,933
                                                                ===========             -----------

Reconciliation of Cash and Cash Equivalents to
  Consolidated Balance Sheets:
Cash and amounts due from depository institutions               $   472,780             $   384,021
Interest-earning deposits                                           125,194                 124,912
                                                                -----------             -----------
Cash and cash equivalents at end of period                      $   597,974             $   508,933
                                                                ===========             ===========


Supplemental Disclosures:

Income tax payments totaled $62.1 million for the six-month period ended June 30, 1999 and $34.5 million for the same period in 1998. Interest payments totaled $433 million for the six-month period ended June 30, 1999 and $427 million for the same period in 1998. Noncash activity consisted of mortgage or whole loan sales of $732 million for the six-month period ended June 30, 1999 and $394 million for the same period in 1998; reclassification of long-term borrowings to short-term borrowings of $322 million for the six-month period ended June 30, 1999 and $436 million for the same period in 1998; and reclassification of mortgage loans to real estate owned of $8.7 million for the six-month period ended June 30, 1999 and $7.5 million for the same period in 1998.

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

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

     The financial statements for all periods presented include the consolidated accounts of ML Bancorp, Inc. ("ML Bancorp") which was acquired on February 28, 1998, Carnegie Bancorp ("Carnegie") and First Home Bancorp Inc. ("First Home") which were both acquired on July 31, 1998. These transactions were each accounted for under the pooling-of-interests method of accounting. The financial statements for the period ended June 30, 1999 include the consolidated accounts of Peoples Bancorp, Inc. ("Peoples") and The Network Companies ("Network") which were each accounted for as a purchase during June 1999. Since the Peoples' acquisition was accounted for at the close of business on June 30, 1999, Sovereign's consolidated results of operations for the three-month and six-month periods ended June 30, 1999 do not include Peoples' results of operations. The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K/A for the year ended December 31, 1998.

Allowance for Loan Losses

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the unallocated allowance. For additional information on Sovereign's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses."

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

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).


                                                 Three-Month Period              Six-Month Period
                                                    Ended June 30,                 Ended June 30,
                                              -----------------------         -----------------------
                                                 1999           1998             1999          1998
                                                 ----           ----          -------        ------
Basic Earnings Per Share:
Net income attributable to
  common stock(1)                             $ 48,779       $ 42,894         $ 94,092       $ 56,498
                                              --------       --------         --------       --------

Average basic shares outstanding
  at end of period (3)                         158,413        150,829          159,140        146,481
                                              ========       ========         ========       ========

Basic earnings per share (2) (3)              $    .31       $    .28         $    .59       $    .39
                                              ========       ========         ========       ========

Diluted Earnings Per Share:
Net income (1)                                $ 48,779       $ 42,894         $ 94,092       $ 57,994
                                              --------       --------         --------       --------
Average diluted shares outstanding
  at end of period (3)                         158,413        157,993          159,140        157,176
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method (3)                               1,861          3,543            1,889          3,730
                                              --------       --------         --------       --------
Total average diluted shares
  outstanding at end of period (3)             160,274        161,536          161,029        160,906
                                              ========       ========         ========       ========
Diluted earnings per share (2)(3)             $    .30       $    .27         $    .58       $    .36
                                              ========       ========         ========       ========

(1) Results for the six-month period ended June 30, 1998 include merger charges of $25.5 million (after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.3 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the six-month period ended June 30, 1998 include the merger-related and special charges described in Note 1 above. Excluding the merger-related and special charges, basic earnings per share and diluted earnings per share for the six-month period ended June 30, 1998 were $.56 and $.52, respectively.

(3) All share data has been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                                June 30, 1999
                                    -------------------------------------------------------------------
                                     Amortized          Unrealized          Unrealized            Fair
                                       Cost            Appreciation        Depreciation           Value
                                    ----------         ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   65,843          $       16          $      265         $   65,594
  Corporate securities                 829,997                 942              18,314            812,625
  Equity securities                    928,402              13,471               9,033            932,840
  Other securities                      71,279               1,094                 945             71,428

Mortgage-backed Securities:
  FHLMC                                161,402                 716               5,830            156,288
  FNMA                                 272,390                 393               2,158            270,625
  GNMA                                 115,564                 407               2,865            113,106
  Collateralized mortgage
    Obligations                      3,425,714               1,491              38,340          3,388,865
  Other securities                   2,937,376                  --              60,547          2,876,829
                                    ----------          ----------          ----------         ----------

Total investment securities
  available-for-sale                $8,807,967          $   18,530          $  138,297         $8,688,200
                                    ==========          ==========          ==========         ==========

                                                             December 31, 1998
                                    -------------------------------------------------------------------
                                     Amortized          Unrealized          Unrealized            Fair
                                       Cost            Appreciation        Depreciation           Value
                                    ----------         ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   35,480          $       1           $      64          $   35,417
  Corporate securities                  38,784              1,413                 121              40,076
  Equity securities                    881,817             15,545              10,381             886,981
  Other securities                       8,360                972                  --               9,332

Mortgage-backed Securities:
  FHLMC                                 85,761                867                 264              86,364
  FNMA                                  40,645                335                  57              40,923
  GNMA                                  42,434                749                  14              43,169
  Collateralized mortgage
    obligations                      3,531,948             11,214               2,785           3,540,377
  Other securities                   1,969,322             15,976               5,510           1,979,788
                                    ----------          ---------           ---------          ----------
Total investment securities
  available-for-sale                $6,634,551          $  47,072           $  19,196          $6,662,427
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                   June 30, 1999
                                       --------------------------------------------------------------------
                                        Amortized           Unrealized          Unrealized            Fair
                                          Cost             Appreciation        Depreciation           Value
                                       ----------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                         $   22,331          $        8          $      322         $   22,017
  Corporate securities                         -                   -                   -                  -
  Other securities                         51,683               2,439                 138             53,984

Mortgage-backed Securities:
  FHLMC                                   199,317               2,860                 267            201,910
  FNMA                                    137,637               2,053                 159            139,531
  GNMA                                    240,243               2,686                  49            242,880
  Private issues                           59,990                 564                  95             60,459
  Collateralized mortgage
    obligations                           596,680               4,009               2,276            598,413
                                       ----------          ----------          ----------         ----------

Total investment securities
  held-to-maturity                     $1,307,881          $   14,619          $    3,306         $1,319,194
                                       ==========          ==========          ==========         ==========


                                                                  December 31, 1998
                                       --------------------------------------------------------------------
                                        Amortized           Unrealized          Unrealized            Fair
                                          Cost             Appreciation        Depreciation           Value
                                       ----------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                         $   31,180          $      151          $       78         $   31,253
  Corporate securities                         -                   -                   -                  -
  Other securities                         54,481               3,691                 122             58,050

Mortgage-backed Securities:
  FHLMC                                   242,558               4,733                 104            247,187
  FNMA                                    176,167               3,371                  85            179,453
  GNMA                                    292,664               6,009                  -             298,673
  Private issues                           74,523               1,165                 136             75,552
  Collateralized mortgage
    obligations                           968,082               4,541               2,208            970,415
                                       ----------          ----------          ----------         ----------

Total investment securities
  held-to-maturity                     $1,839,655          $   23,661          $    2,733         $1,860,583
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


                                              June 30, 1999                    December 31, 1998
                                       --------------------------         --------------------------
                                         Amount            Percent          Amount            Percent

Residential real estate loans          $ 4,985,060           40.0%        $ 5,113,537           45.3%
Residential construction loans              56,249             .4              62,536             .6
                                       -----------         ------         -----------         ------

     Total Residential Loans             5,041,309           40.4           5,176,073           45.9
                                       -----------         ------         -----------         ------

Commercial real estate loans             1,258,277           10.1             887,938            7.9
Commercial loans                           813,833            6.5             717,440            6.4
Automotive floor plan loans                946,129            7.6             578,147            5.1
Multi-family loans                         220,517            1.8             115,195            1.0
                                       -----------         ------         -----------         ------

     Total Commercial Loans              3,238,756           26.0           2,298,720           20.4
                                       -----------         ------         -----------         ------

Home Equity loans                        1,720,125           13.8           1,750,883           15.5
Auto loans                               1,887,233           15.1           1,510,676           13.4
Loans to automotive lessors                307,937            2.4             252,856            2.2
Student loans                              248,380            2.0             256,744            2.3
Other                                       33,257             .3              39,888             .3
                                       -----------         ------         -----------         ------

     Total Consumer Loans                4,196,932           33.6%          3,811,047           33.7%
                                       -----------         ------         -----------         ------

       Total Loans (1)                 $12,476,997          100.0%        $11,285,840          100.0%
                                       ===========         ======         ===========         ======


Total Loans with: (2)
  Fixed rates                          $ 7,240,187           58.0%        $ 5,798,158           51.4%
  Variable rates                         5,236,810           42.0           5,487,682           48.6
                                       -----------         ------         -----------         ------
       Total Loans (1)                 $12,476,997          100.0%        $11,285,840          100.0%
                                       ===========         ======         ===========         ======

(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $16.8 million at June 30, 1999 and $16.9 million at December 31, 1998.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                              June 30, 1999                                December 31, 1998
                              -----------------------------------------       ---------------------------------------

                                                               Weighted                                      Weighted
                                                                Average                                       Average
  Account Type                   Amount          Percent         Rate            Amount          Percent        Rate
  ------------                   ------          -------       --------          ------          -------     --------
Demand deposit accounts       $ 1,186,092           9.7%           - %        $ 1,104,170           9.0%          - %
NOW accounts                    1,646,758          13.5          2.11           1,281,516          10.4         1.24
Savings accounts                2,241,930          18.4          2.49           2,295,448          18.6         2.83
Money market accounts           1,419,832          11.7          3.49           1,545,634          12.5         3.78
Retail certificates             5,085,495          41.8          4.93           5,172,196          42.0         5.24
Jumbo certificates                590,363           4.9          5.00             923,752           7.5         5.40
                              -----------        ------        ------         -----------        ------       ------

Total Deposits                $12,170,470         100.0%         3.45%        $12,322,716         100.0%        3.73%
                              ===========        ======        ======         ===========        ======       ======


(7) BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                       June 30, 1999                      December 31, 1998
                                ---------------------------         ----------------------------

                                                   Weighted                             Weighted
                                                   Average                              Average
                                   Balance           Rate             Balance             Rate
                                -----------        --------         ----------          --------
Securities sold under
  repurchase agreements         $ 1,322,018           5.20%         $  655,540             5.46%
FHLB advances                     8,948,460           5.05           6,901,505             5.14
Other borrowings                    398,007           7.55             343,547             8.19
                                -----------        -------          ----------           ------

  Total Borrowings              $10,668,485           5.16%         $7,900,592             5.30%
                                ===========        =======          ==========           ======

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

                                                                     June 30, 1999
                                             ---------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                             ----------        --------         -----------         --------
Amortizing interest rate swaps:
  Pay fixed-receive variable (1)             $       -         $     -          $        -
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (2)                 85,000              -               (2,204)          13.5
  Pay fixed-receive variable (3)                920,000              -                7,828            1.5
Interest rate caps/floors(4)                  1,200,000           5,850              (2,585)           2.9
                                             ----------        --------         -----------
                                             $2,205,000        $  5,850         $     3,039
                                             ==========        ========         ===========

                                                                     December 31, 1998
                                             ---------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                             ----------        --------         -----------         --------
Amortizing interest rate swaps:
  Pay fixed-receive variable (1)             $  175,164        $     -           $    (617)             .3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (2)                     -               -                  -
  Pay fixed-receive variable (3)              2,780,000              -             (48,382)            4.8
Interest rate caps/floors (4)                 1,200,000           7,213             (6,756)            3.2
                                             ----------        --------          ----------
                                             $4,155,164        $  7,213          $ (55,755)
                                             ==========        ========          ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 6.87% and the weighted average receive rate was 5.99% at December 31, 1998.

(2) The weighted average pay rate was 5.08% and the weighted average receive rate was 7.07% at June 30, 1999.

(3) The weighted average pay rate was 5.70% and 5.42% and the weighted average receive rate was 5.13% and 5.26% at June 30, 1999 and December 31, 1998, respectively.

(4) The strike price range was 5.79% - 6.08% at June 30, 1999 and 5.25% - 9.00%
    at December 31, 1998.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                                      Balance
                             December 31,                         Maturities/                               June 30,
                                1998            Additions         Amortization        Terminations            1999
                             -----------        ----------        ------------        ------------        -------------
Amortizing interest          $  175,164         $       -         $  175,164          $        -          $       -
  rate swaps
Non-amortizing interest
  rate swaps                  2,780,000            185,000                -             1,960,000          1,005,000
Interest rate
  caps/floors                 1,200,000                 -                 -                    -           1,200,000
                             ----------         ----------        ----------          -----------         ----------

                             $4,155,164         $  185,000        $  175,164          $ 1,960,000         $2,205,000
                             ==========         ==========        ==========          ===========         ==========


     Net interest expense resulting from interest rate exchange agreements for the six-month period ended June 30, 1999 was $6.6 million.

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

     On June 30, 1999, Sovereign completed its acquisition of Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added investments, loans, deposits and stockholders' equity to Sovereign of approximately $922 million, $503 million, $515 million and $291 million, respectively. In accordance with the merger agreement, Peoples' common stock shareholders received .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Sovereign issued approximately 23.6 million shares of Sovereign common stock in connection with the transaction, which was accounted for as a purchase. The allocation of the purchase price for the Peoples' acquisition as of June 30, 1999, is preliminary and Sovereign expects to finalize the allocation in the third quarter of 1999. Sovereign does not expect a material difference between the preliminary and final purchase price allocation. The pro forma effect of this acquisition on operations was not material for the second quarter.

     On June 24, 1999, Sovereign acquired The Network Companies ("Network"), a privately held specialty leasing company headquartered in Commack, New York. Network provides financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United States, with transactions ranging from $15,000 to $250,000. The purchase price of $6 million consisted of $4 million of stock and $2 million of cash. The acquisition was accounted for as a purchase for reporting purposes and became a division of Sovereign Bank. Network had total assets of approximately $50 million. The pro forma effect of this acquisition on operations was not material for the second quarter.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(10) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)

                                                          Three-Month Period                Six-Month Period
                                                             Ended June 30,                   Ended June 30,
                                                        -----------------------          -----------------------
                                                          1999            1998             1999           1998
                                                          ----            ----             ----           ----
Net income                                              $ 48,779        $ 42,894         $ 94,092       $ 57,994
                                                        --------        --------         --------       --------
Unrealized (losses)/gains on
  securities arising during the year                     (57,551)          9,633          (94,173)         2,728
Less reclassification adjustment                           3,818              --            1,607          2,170
                                                        --------        --------         --------       --------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                                 (61,369)          9,633          (95,780)           558
                                                        --------        --------         --------       --------
Comprehensive (loss)/income (1)                         $(12,590)       $ 52,527         $ (1,688)      $ 58,552
                                                        =========       ========         =========      ========


(1) Excluding merger-related and special charges, comprehensive income for the six-month period ended June 30, 1998 was $84.1 million.


     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $77.7 million at June 30, 1999 and net unrealized gains on securities of $18.1 million at December 31, 1998.

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

     Sovereign is currently in the implementation phase. Sovereign had substantially completed testing of its internal mission-critical items as of December 31, 1998 and had substantially completed testing of its external mission critical items as of March 31, 1999. "Internal" items would include software developed by Sovereign or the remediation of which is controlled by Sovereign, whereas external items would include software provided by others, and systems provided by Sovereign's service providers. As of June 30, 1999, Sovereign has completed the implementation phase for all mission-critical items.

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

     Sovereign's expenditures with regard to its Y2K project are substantially in accordance with its current budget. Through August 10, 1999, Sovereign's cash outlay was approximately $12.5 million of its $13.5 million budget.

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

     The foregoing is a summary of the steps which Sovereign has taken as of June 30, 1999 and proposed to take as of that date with respect to the Y2K issue, and the risks which Sovereign, at this time, believes the Y2K issues are likely to present. Sovereign is using good faith efforts, which it believes are reasonable, to prepare for the Y2K issue and avoid disruption in its business. Nonetheless, the Y2K issue presents an unprecedented challenge to the financial services industry, an industry characterized by a high degree of interdependence among financial institutions and those who deal with and service them, such as outside data processing services, computer network system providers, local and long distance telecommunications companies, utilities, and ATM terminal service providers. Whether these outside parties are ready for the year 2000 is largely beyond Sovereign's control. Accordingly, there can be no assurance that (i) Sovereign's assessment of the Y2K risks will prove to be correct; (ii) the steps Sovereign is taking will be sufficient to avoid disruption to its business and other material risks; (iii) the foregoing will not ultimately have a material adverse effect on Sovereign and its business.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Net income for the three-month period ended June 30, 1999 was $48.8 million, an increase of 14% when compared to net income of $42.9 million for the same period in 1998. Diluted earnings per share for the three-month periods ended June 30, 1999 and 1998 were $.30 and $.27, respectively.

     Net operating income, defined as net income before the after-tax effect of merger-related and special charges described below, for the six-month period ended June 30, 1999 was $94.1 million, an increase of 13% when compared to net operating income of $83.5 million for the same period in 1998. Diluted operating earnings per share for the six-month periods ended June 30, 1999 and 1998 were $.58 and $.52, respectively. Merger charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. ("ML Bancorp") were incurred during the first quarter of 1998. Expenses included as part of the merger-related charges consisted of human resources related costs and other expenses, including investment banking fees and legal expenses.

     Net income for the six-month periods ended June 30, 1999 and 1998, including the impact of the merger charges and losses from non-recurring sales of held-to-maturity securities discussed above was $94.1 million and $58.0 million, respectively and diluted earnings per share for the same periods were $.58 and $.36, respectively. All per share amounts presented have been adjusted to reflect all stock dividends and stock splits.

     Return on average equity, return on average tangible equity and return on average total assets, excluding the merger-related and special charges discussed above were 15.91%, 27.74% and .84% for the six-month period ended June 30, 1999 compared to 15.96%, 19.19% and .91% for the same period in 1998. Average equity to average total assets for the six-month period ended June 30, 1999 and 1998 was 5.28% and 5.72%, respectively.

Net Interest Income

     Net interest income for the three-month and six-month periods ended June 30, 1999 was $147 million and $287 million compared to $119 million and $240 million for the same periods in 1998. This increase was attributable to an increase in average balances resulting from internal growth and recent acquisitions. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and six-month periods ended June 30, 1999 was 2.92% and 2.86% compared to 2.78% and 2.84% for the same periods in 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on investment securities available-for-sale was $129 million and $251 million for the three-month and six-month periods ended June 30, 1999 compared to $65.3 million and $102 million for the same periods in 1998. The average balance of investment securities available-for-sale was $7.6 billion with an average yield of 6.74% for the six-month period ended June 30, 1999 compared to an average balance of $3.1 billion with an average yield of 6.87% for the same period in 1998. The increase in the average balance of investment securities available-for-sale was due to an active decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $24.2 million and $52.2 million for the three-month and six-month periods ended June 30, 1999 compared to $48.5 million and $110 million for the same periods in 1998. The average balance of investment securities held-to-maturity was $1.5 billion with an average yield of 6.95% for the six-month period ended June 30, 1999 compared to an average balance of $3.0 billion with an average yield of 7.34% for the same period in 1998.

     Interest and fees on loans were $222 million and $439 million for the three-month and six-month periods ended June 30, 1999 compared to $216 million and $441 million for the same periods in 1998. The average balance of loans was $11.6 billion with an average yield of 7.63% for the six-month period ended June 30, 1999 compared to an average balance of $11.2 billion with an average yield of 7.89% for the same period in 1998.

     Interest on deposits was $104 million and $214 million for the three-month and six-month periods ended June 30, 1999 compared to $105 million and $206 million for the same periods in 1998. The average balance of deposits was $12.0 billion with an average cost of 3.59% for the six-month period ended June 30, 1999 compared to an average balance of $9.8 billion with an average cost of 4.23% for the same period in 1998. The increase in average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's acquisition of approximately $2.2 billion of low-cost deposits from the CoreStates branch acquisition during the third quarter of 1998 and strong internal core deposit growth with major emphasis on attracting lower-cost deposits from corporations, governmental units and consumers.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on borrowings was $126 million and $245 million for the three-month and six-month periods ended June 30, 1999 compared to $108 million and $210 million for the same periods in 1998. The average balance of borrowings was $9.2 billion with an average cost of 5.30% for the six-month period ended June 30, 1999 compared to an average balance of $7.3 billion with an average cost of 5.73% for the same period in 1998. The increase in the average balance and the decrease in the average cost of borrowings was the result of balance sheet growth being partially funded by borrowings and a general decline in interest rates between the two periods. During the six-month period ended June 30, 1999, Sovereign funded its balance sheet growth through borrowings as the cost of borrowings was lower than the cost of retail certificates of deposit.


Provision for Possible Loan Losses

     The provision for loan losses for the three-month and six-month periods ended June 30, 1999 was $7.5 million and $15 million compared to $7.2 million and $14.0 million for the same periods in 1998.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. Excluding charge-offs of $4.3 million incurred as part of an accelerated disposition of non-performing residential loans, provisioning is sufficiently in excess of net charge-offs for the periods presented. Management believes that an increase in provision for the six-month period ended June 30, 1999 versus June 30, 1998 was warranted due to the changing composition and increased risk in the loan portfolio, as discussed above. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     Sovereign's net charge-offs for the six-month period ended June 30, 1999 were $19.4 million and consisted of charge-offs of $30.0 million and recoveries of $10.6 million. This compared to net charge-offs of $14.9 million consisting of charge-offs of $20.2 million and recoveries of $5.3 million for the six-month period ended June 30, 1998. Excluding the accelerated disposition mentioned above, Sovereign's net charge-offs for the six-month period ended June 30, 1999 were $15.1 million and consisted of charge-offs of $25.7 million and recoveries of $10.6 million. Sovereign's increased level of net charge-offs was primarily the result of increased consumer and commercial loan charge-offs, the majority of which are related to Sovereign's acquisition activity over the past two years, and an accelerated disposition of $37.0 million of non-performing residential loans. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)


                                                                  Six-month Period Ended June 30,
                                                                 1999                         1998
                                                              --------------------------------------
Allowance, beginning of period                                $ 133,802                    $ 116,823

Charge-offs:
  Residential(1)                                                  8,793                        3,415
  Commercial Real Estate                                            480                           -
  Commercial                                                      2,117                          591
  Consumer(2)                                                    18,598                       16,243
                                                              ---------                    ---------
      Total Charge-offs                                          29,988                       20,249
                                                              ---------                    ---------

Recoveries:
  Residential                                                     1,030                          529
  Commercial Real Estate                                            453                           31
  Commercial                                                        420                          120
  Consumer(2)                                                     8,667                        4,627
                                                              ---------                    ---------
      Total Recoveries                                           10,570                        5,307
                                                              ---------                    ---------

Charge-offs, net of recoveries                                   19,418                       14,942
Provision for possible loan losses                               15,000                       13,960
Other                                                             4,799                        2,161
                                                              ---------                    ---------
Allowance, end of period                                      $ 134,183                    $ 118,002
                                                              =========                    =========

---------------------

(1) Results for the six-month period ended June 30, 1999 include charge-offs of $4.3 million related to a June 1999 accelerated disposition of non-performing residential loans.

(2) Includes indirect auto loans and home equity lines of credit.


Other Income

     Other income was $33.3 million and $65.6 million for the three-month and six-month periods ended June 30, 1999 compared to $25.2 million and $47.6 million for the same periods in 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Retail banking fees were $10.8 million and $21.9 million for the three-month and six-month periods ended June 30, 1999 compared to $7.2 million and $13.8 million for the same periods in 1998. This increase was primarily due to an increase in the number of Sovereign's transaction accounts, an increase in inter-change income resulting from growth in the number and transaction volume of Sovereign's debit cards and a larger retail customer base over the last year.

     Mortgage banking revenues were $9.0 million and $19.0 million for the three-month and six-month periods ended June 30, 1999 compared to $8.3 million and $14.6 million for the same periods in 1998. This increase was primarily attributable to a favorable external interest rate environment and heavy refinancing activity. Sovereign serviced $9.8 billion of its own loans and $6.5 billion of loans for others at June 30, 1999 compared to $9.0 billion of its own loans and $6.3 billion of loans for others at June 30, 1998.

     Loan fees and service charges were $2.0 million and $3.3 million for the three-month and six-month periods ended June 30, 1999 compared to $1.6 million and $3.2 million for the same periods in 1998. Loan fees and service charges relate primarily to Sovereign's non-residential loan portfolios.

     Gains on sales of loans and investment securities available-for-sale were $3.4 million and $6.8 million for the three-month and six-month periods ended June 30, 1999 compared to $3.1 million and $6.1 million for the same periods in 1998.

     Miscellaneous income was $8.1 million and $14.7 million for the three-month and six-month periods ended June 30, 1999 compared to $5.0 million and $9.8 million for the same periods in 1998. This increase was primarily due to Sovereign's additional investment in bank-owned life insurance ("BOLI") which was made during the first quarter of 1999.


General and Administrative Expenses

     Total general and administrative expenses were $86.2 million and $170 million for the three-month and six-month periods ended June 30, 1999 compared to $64.0 million and $129 million for the same periods in 1998. The ratio of general and administrative expenses to average assets for the three-month and six-month periods ended June 30, 1999 was 1.51% and 1.50% compared to 1.35% and 1.40% for the same periods in 1998. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month and six-month periods ended June 30, 1999 was 47.7% and 48.1% compared to 45.3% and 45.7% for the same periods in 1998. The increase in general and administrative expenses for the three-month and six-month periods ended June 30, 1999 was primarily due to Sovereign's franchise growth and included the effect of Sovereign's purchase of 93 branch offices and related commercial and consumer loans from CoreStates during the third quarter of 1998. This acquisition significantly impacted Sovereign's compensation and occupancy expenses. The remaining expenses are related to Sovereign's Year 2000 and other technology initiatives and expansion in its corporate banking business line.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Other operating expenses were $12.3 million and $24.2 million for the three-month and six-month periods ended June 30, 1999 compared to $6.2 million and $51.9 million for the same periods in 1998. Results for the three-month and six-month periods ended June 30, 1999 included amortization of goodwill of $9.0 million and $18.1 million compared to $3.2 million and $6.4 million for the same periods in 1998. Results for the six-month period ended June 30, 1998 included merger charges of $39.1 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

Income Tax Provision

     The income tax provision was $26.0 million and $49.9 million for the three-month and six-month periods ended June 30, 1999 compared to $23.8 million and $34.0 million for the same periods in 1998. The effective tax rate for the three-month and six-month periods ended June 30, 1999 was 34.7% and 34.6%, respectively, compared to 35.7% and 37.0% for the same periods in 1998. The decrease in the effective tax rate for 1999 versus 1998 was primarily attributable to the favorable impact of Sovereign's additional investment in BOLI during the first quarter of 1999.


FINANCIAL CONDITION

Loan Portfolio

     At June 30, 1999, Sovereign's total loan portfolio included $5.0 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties compared to $5.1 billion at December 31, 1998. With its increased focus on non-residential lending and Sovereign's acquisition activity over the past few years, at June 30, 1999, Sovereign's total loan portfolio also included $3.2 billion of commercial loans and $4.2 billion of consumer loans, including $1.7 billion of outstanding home equity loans (excluding $597 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties and $1.9 billion of auto loans. This compares to $2.3 billion of commercial loans and $3.8 billion of consumer loans, including $1.8 billion of outstanding home equity loans and $1.5 billion of auto loans at December 31, 1998.

     Over the past few years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the six-month period ended June 30, 1999, Sovereign closed $1.3 billion of commercial loans compared to $393 million of commercial loans during the same period in 1998. This increase was due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Sovereign closed $1.2 billion of consumer loans during the six-month period ended June 30, 1999 compared to $898 million of consumer loans during the same period in 1998. This increase was primarily the result of strong home equity and auto loan originations during the six-month period ended June 30, 1999.

     During the six-month period ended June 30, 1999, Sovereign closed $969 million of first mortgage loans of which approximately 95% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $933 million and approximately 80% of fixed rate loans for the same period in 1998.

     During the three-month period ended June 30, 1999, Sovereign determined that an accelerated disposition of approximately $37 million of non-performing residential loans would be the most cost-effective strategy to reduce non-performing assets while significantly increasing key asset quality ratios. As a result, at June 30, 1999, Sovereign's non-performing assets were $89.3 million compared to $116 million at December 31, 1998 and non-performing assets as a percentage of total assets were .36% at June 30, 1999 compared to .53% at December 31, 1998.

     At June 30,1999, 49% of non-performing assets consisted of loans related to real estate or OREO. Another 3% of non-performing assets consisted of indirect auto loans and other repossessed assets. The remainder of Sovereign's non-performing assets consist principally of consumer loans, many of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% reserve allocation is assigned. Repossessed autos carry a reserve allocation of 50%. At June 30, 1999, the allowance for loan losses as a percentage of non-performing assets was 148% compared to 112% at December 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                                      June 30,          December 31,
                                                                        1999                1998
                                                                     ---------          ------------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                                            $  36,992            $  63,258
      Other                                                             39,185               33,297
                                                                     ---------            ---------
Total Non-Accrual Loans                                                 76,177               96,555
Other                                                                    1,827                3,404
Restructured Loans                                                       3,755                  141
                                                                     ---------            ---------
Total Non-Performing Loans                                              81,759              100,100
                                                                     ---------            ---------
Other Real Estate Owned and Other
    Repossessed Assets:
      Other real estate owned                                            6,710               12,812
      Other repossessed assets                                             835                2,772
                                                                     ---------            ---------
Total Other Real Estate Owned and
    Other Repossessed Assets                                             7,545               15,584
                                                                     ---------            ---------
TOTAL NON-PERFORMING ASSETS                                          $  89,304            $ 115,684
                                                                     =========            =========

Past due 90 days or more as to
interest or principal and
accruing interest (1)                                                $   6,313            $   6,571

Non-Performing Assets as a
percentage of Total Assets                                                 .36%                 .53%

Non-Performing Loans as a
percentage of Total Loans                                                  .66%                 .89%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                                      .77%                1.08%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Assets                                                148%                 112%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Loans                                                 162%                 129%

(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $43.8 million at June 30, 1999 and consisted principally of commercial and commercial real estate loans.

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

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At June 30, 1999, the allowance for loan losses was $134 million or 1.07% of total loans compared to $134 million or 1.19% of total loans at December 31, 1998.

     The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated: (dollars in thousands)

                                                          June 30,                      December 31,
                                                            1999                            1998
                                                  ------------------------        -------------------------
                                                                  Percent                          Percent
                                                   Amount         of Loans         Amount          of Loans
                                                  --------        --------        --------         --------
Class allowances:
Commercial loans                                  $ 18,681           15%          $ 14,549            13%
Residential and commercial
  real estate loans                                 15,580           51             13,690            54
Consumer loans                                      44,528           34             40,866            33
                                                  --------                        --------
Total class allowances                              78,789                          69,105

Specific allowances:
Commercial loans                                    17,012            -             16,191             -
Residential and commercial
  real estate loans                                 14,658            -             16,351             -
Consumer loans                                       6,103            -              7,217             -
                                                  --------                        --------
Total specific allowances                           37,773                          39,759
Unallocated allowances                              17,621            -             24,938             -
                                                  --------        -----           --------         -----
Total allowance for loan losses                   $134,183          100%          $133,802           100%
                                                  ========        =====           ========         =====

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

     The following is a discussion on the different components of the allowance for loan losses:

     Class Allowance - The class allowance for June 30, 1999 and December 31, 1998 was a general allowance for "Pass" rated loans and was determined by applying specific risk percentages to each "Pass" rated loan. The risk percentages are determined by Sovereign in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of Sovereign's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

     Residential Portfolio - Class reserves for the residential portfolio are 15 basis points of the portfolio and based on the fact that historical loan loss risk associated with this product type has been minimal.

     Consumer Portfolio - Consumer Portfolio class reserves are between the range of 50 basis points of that portion of the consumer portfolio fully secured by real estate and 150 basis points for the higher risk portions of its portfolio. The class reserve for Sovereign's indirect auto loan portfolio increased during 1998 due to higher than expected net charge-offs. In response to the higher charge-offs, in the latter half of 1998 Sovereign revised its indirect auto underwriting guidelines to reflect a more conservative lending philosophy.

     Commercial Portfolio - In addition to the specific reserves established for loans within the commercial loan portfolio, Sovereign reserves in the range of 75 to 150 basis points of its remaining commercial loan portfolio, based on product type and collateral value.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Unallocated Allowance - The unallocated allowance for loan losses decreased $7.3 to $17.6 million at June 30, 1999 from $24.9 million at December 31, 1998. This slight decrease can be attributed to an increase in class reserves to $78.8 million at June 30, 1999 compared to $69.1 million at December 31, 1998.

     Impaired loans are summarized as follows (in thousands):

                                                                            June 30,           December 31,
                                                                              1999                 1998
                                                                           ---------           ------------
Impaired loans without a related reserve                                   $      -              $      -
Impaired loans with a related reserve                                         90,313                63,296
                                                                           ---------             ---------

Total impaired loans                                                       $  90,313             $  63,296
                                                                           =========             =========

Reserve for impaired loans                                                 $  21,079             $  18,582
                                                                           =========             =========

     The average balance of impaired loans for the six-month periods ended June 30, 1999 and 1998 was $73.9 million and $50.3 million, respectively.


Investment Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of three years or less. The effective duration of the total investment portfolio at June 30, 1999 was 3.8 years.

     At June 30, 1999, total investment securities available-for-sale were $8.7 billion compared to $6.7 billion at December 31, 1998 and investment securities held-to-maturity were $1.3 billion compared to $1.8 billion at December 31, 1998. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Goodwill and Other Intangible Assets

         Total goodwill and other intangible assets at June 30, 1999 were $435 million compared to $426 million at December 31, 1998. This increase is primarily attributable to Sovereign's acquisitions of Peoples and Network during the second quarter of 1999, partially off-set by normal year-to-date amortization.


Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at June 30, 1999 were $12.2 billion compared to $12.3 billion at December 31, 1998. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

     Total borrowings at June 30, 1999 were $10.7 billion of which $6.4 billion were short-term compared to $7.9 billion of which $3.9 billion were short-term at December 31, 1998. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. During the six-month period ended June 30, 1999, Sovereign funded its balance sheet growth through borrowings as the cost of borrowings was lower than the cost of retail certificates of deposit. For additional information with respect to Sovereign's borrowings, see
Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $920 million of FHLB advances at June 30, 1999 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at June 30, 1999, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for June 30, 1999 was 64.1%.

     Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $275 million per month. At June 30, 1999, Sovereign had $8.8 billion in unpledged investment securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

     For the six-month period ended June 30, 1999, cash and cash equivalents increased $44.3 million. Net cash used for operating activities was $60.7 million for the six-month period ended June 30, 1999. Net cash used for investing activities for the six-month period ended June 30, 1999 was $1.3 billion consisting primarily of purchases of investment securities which are classified available-for-sale, partially offset by proceeds from repayments of investment securities and loans. Net cash provided by financing activities for the six-month period ended June 30, 1999 was $1.4 billion, which includes an increase in short-term borrowings of $1.5 billion and an increase in proceeds from long-term borrowings of $745 million, partially offset by a decrease in deposits.

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

     At June 30, 1999, Sovereign Bank was classified as well capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at June 30, 1999:

                                                                                                          Well
                                               Sovereign        Sovereign             Minimum         Capitalized
                                               Bancorp(1)         Bank              Requirement       Requirement(1)
                                               ----------       ---------           -----------       --------------
  Stockholders' equity to
    total assets                                  5.89%            7.39%                None               None
  Tangible capital to tangible
    assets                                        4.50             5.89                 1.50%              None
  Leverage (core) capital to
    tangible assets                               5.42             6.35                 3.00               5.00%
  Leverage (core) capital to
    risk adjusted assets                          8.70            10.37                 4.00               6.00
  Risk-based capital to risk
    adjusted assets                              12.42            11.32                 8.00              10.00

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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 18.65% at June 30, 1999.

     Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous parallel rate shock environment to be generally within a 10% loss. At June 30, 1999, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $71.5 million or 10.67%; conversely, if interest rates increase by 200 basis points, net interest income would decrease by $30.6 million or 4.57%. At December 31, 1998, if interest rates increased by 200 basis points, net interest income would have increased by $22.1 million or 3.59%. This change in sensitivity was primarily related to an increase in short-term, variable rate borrowings.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Constant Maturity Treasury, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign generally utilizes non-amortizing interest rate swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds. At June 30, 1999, Sovereign's principal off-balance sheet transactions were pay fixed-receive variable non-amortizing interest rate swaps with a total notional amount of $920 million, which are being used to hedge Sovereign's short-term borrowing portfolio.

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



                                              SOVEREIGN BANCORP, INC.
                                        -----------------------------------
                                                  (Registrant)





Date  August 13, 1999                   /s/ Dennis S. Marlo
     ---------------------              -----------------------------------
                                            Dennis S. Marlo
                                            Chief Financial Officer





Date  August 13, 1999                   /s/ Mark R. McCollom
     ---------------------              -----------------------------------
                                            Mark R. McCollom
                                            Chief Accounting Officer