Form 10-Q
period 1999-09-30
SOVEREIGN BANCORP INC
filed 1999-11-15
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number: 34-16533
                        --------------------------

                             SOVEREIGN BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                        23-2453088
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1130 Berkshire Boulevard, Wyomissing, Pennsylvania              19610
--------------------------------------------------           -----------
    (Address of principal executive offices)                 (Zip Code)

                  Registrant's telephone number: (610) 320-8400

                                       N/A
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [_].



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at November 10, 1999
---------------------------                  --------------------------------
Common Stock (no par value)                         181,196,064 shares

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

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expressions. These forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign in gaining regulatory approval of its products and services, when required; (7) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, proper accounting treatment, securities and insurance); (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of pending and completed acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, expected cost savings and/or revenue enhancements from such pending or completed acquisitions, including, without limitation, the expected cost savings and revenue enhancements expected from the acquisition of Peoples Bancorp, Inc.; (11) unanticipated regulatory or judicial proceedings; (12) unanticipated results of its efforts to be Year 2000 compliant; (13) the success of Sovereign at managing the risks involved in the foregoing; (14) our successful completion and integration of the acquisition of the Fleet/BankBoston branches, and related financings.

                           FORWARD-LOOKING STATEMENTS
                                   (continued)


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                                      INDEX

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets at September 30, 1999
         and December 31, 1998                                             5

         Consolidated Statements of Operations for the three-month
         and nine-month periods ended September 30, 1999 and 1998        6 - 7


         Consolidated Statement of Stockholders' Equity for
         the nine-month period ended September 30, 1999                    8

         Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 1999 and 1998                         9


         Notes to Consolidated Financial Statements                     10 - 23


     Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition              24 - 40


PART II.  OTHER INFORMATION

     Item 6.   Reports on Form 8-K                                        41

PART III.  FINANCIAL DATA SCHEDULE                                      42 - 43


SIGNATURES                                                                44

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,      December 31,
                                                          1999               1998
                                                      ------------       ------------
                                                       (Unaudited)           (Note)
                                                            (in thousands, except
                                                               per share data)
ASSETS
  Cash and amounts due from
    depository institutions                           $    359,682       $    471,074
  Interest-earning deposits                                 16,004             82,650
  Loans held for sale (approximate fair
    value of $50,572 and $297,414 at
    September 30, 1999 and December 31, 1998,
    respectively)                                           50,326            296,930
  Investment securities available-for-sale               8,760,232          6,662,427
  Investment securities held-to-maturity
    (approximate fair value of $1,132,970
    and $1,860,583 at September 30, 1999
    and December 31, 1998, respectively)                 1,142,649          1,839,655
  Loans                                                 13,420,525         11,285,840
  Allowance for loan losses                               (134,573)          (133,802)
  Premises and equipment                                   111,737             98,491
  Other real estate owned
    and other repossessed assets                             9,833             15,584
  Accrued interest receivable                              161,802            147,441
  Goodwill and other intangible assets                     456,401            425,925
  Other assets                                             889,098            721,658
                                                      ------------       ------------

      TOTAL ASSETS                                    $ 25,243,716       $ 21,913,873
                                                      ============       ============

LIABILITIES
  Deposits                                            $ 11,883,101       $ 12,322,716
  Borrowings:
    Short-term                                           6,203,991          3,921,684
    Long-term                                            5,490,958          3,978,908
  Advance payments by borrowers
    for taxes and insurance                                 21,838             27,655
  Other liabilities                                         70,642            329,792
                                                      ------------       ------------

      TOTAL LIABILITIES                                 23,670,530         20,580,755
                                                      ------------       ------------

Corporation-obligated mandatorily redeemable
  capital securities of subsidiary
  trust holding solely subordinated
  debentures of Sovereign Bancorp, Inc.
  ("Trust Preferred Securities")                           129,115            129,050
                                                      ------------       ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 186,473,300 shares issued at
    September 30, 1999 and 164,146,353 shares
    issued at December 31, 1998                            916,189            649,341
  Unallocated common stock held by Employee
    Stock Ownership Plans at cost;
    5,063,798 shares at September 30, 1999 and
    4,340,572 shares at December 31, 1998                  (35,662)           (26,892)
  Treasury stock at cost; 354,654 shares at
    September 30, 1999 and 78,626 shares at
    December 31, 1998                                       (4,384)            (1,086)
  Accumulated other comprehensive (loss)/income           (134,434)            18,120
  Retained earnings                                        702,362            564,585
                                                      ------------       ------------

 TOTAL STOCKHOLDERS' EQUITY                              1,444,071          1,204,068
                                                      ------------       ------------
      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                      $ 25,243,716       $ 21,913,873
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three-Month Period              Nine-Month Period
                                                         Ended September 30,             Ended September 30,
                                                     ---------------------------      --------------------------
                                                        1999             1998           1999             1998
                                                     ----------       ----------      ----------      ----------
                                                                      (in thousands, except
                                                                         per share data)
Interest income:
  Interest on interest-earning deposits              $      972       $    2,029      $    3,851      $    5,360
  Interest and dividends on investment
    securities available-for-sale                       144,268           85,396         395,570         187,806
  Interest and dividends on investment
    securities held-to-maturity                          20,759           38,345          72,916         148,053
  Interest and fees on loans                            249,955          215,998         689,089         656,521
                                                     ----------       ----------      ----------      ----------

      Total interest income                             415,954          341,768       1,161,426         997,740
                                                     ----------       ----------      ----------      ----------
Interest expense:
  Interest on deposits                                  106,960          112,893         320,556         319,230
  Interest on borrowings                                147,126          107,628         391,802         317,614
                                                     ----------       ----------      ----------      ----------

      Total interest expense                            254,086          220,521         712,358         636,844
                                                     ----------       ----------      ----------      ----------
Net interest income                                     161,868          121,247         449,068         360,896
Provision for loan losses                                 7,500            7,001          22,500          20,961
                                                     ----------       ----------      ----------      ----------
Net interest income after provision for
  loan losses                                           154,368          114,246         426,568         339,935
                                                     ----------       ----------      ----------      ----------

Other income:
  Retail banking fees                                    13,779            7,914          35,649          21,714
  Mortgage banking revenues                               7,374            6,354          26,325          20,974
  Loan fees and service charges                           2,667            1,792           6,014           4,985
  Gain on sale of loans and investment
    securities                                             (299)           6,262           6,471          12,389
  Miscellaneous income                                   11,430            3,424          26,086          13,243
                                                     ----------       ----------      ----------      ----------

      Total other income                                 34,951           25,746         100,545          73,305
                                                     ----------       ----------      ----------      ----------


General and administrative expenses:
  Compensation and benefits                              38,955           30,166         113,696          89,811
  Occupancy and equipment expenses                       15,958           13,767          49,758          40,113
  Outside services                                       14,717           11,823          47,872          31,258
  Other administrative expenses                          21,173           10,650          49,118          34,546
                                                     ----------       ----------      ----------      ----------

      Total general and administrative expenses          90,803           66,406         260,444         195,728
                                                     ----------       ----------      ----------      ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                         Three-Month Period            Nine-Month Period
                                                         Ended September 30,           Ended September 30,
                                                     ------------------------       ------------------------
                                                        1999           1998           1999            1998
                                                     ---------      ---------       ---------      ---------
                                                                      (in thousands, except
                                                                         per share data)
Other operating expenses:
  Merger-related charges (1)                         $    --        $  10,860       $    --        $  49,932
  Amortization of goodwill and other intangibles         9,953          4,950          28,008         11,347
  Trust Preferred Securities expense                     3,049          3,051           9,147          9,478
  Real estate owned loss/(gain), net                        38           (243)             60           (256)
                                                     ---------      ---------       ---------      ---------

      Total other operating expenses                    13,040         18,618          37,215         70,501
                                                     ---------      ---------       ---------      ---------

Income before income taxes                              85,476         54,968         229,454        147,011
Income tax provision                                    29,488         20,178          79,376         54,227
                                                     ---------      ---------       ---------      ---------

Net Income (1)(2)                                    $  55,988      $  34,790       $ 150,078      $  92,784
                                                     =========      =========       =========      =========

Net Income Applicable to Common Stock                $  55,988      $  34,790       $ 150,078      $  91,288
                                                     =========      =========       =========      =========

Earnings per share (2)(3)                            $     .31      $     .22       $     .89            .58
                                                     =========      =========       =========      =========

Dividends paid per common share (3)                  $    .027      $    .020       $    .074           .063
                                                     =========      =========       =========      =========



(1) Results for the three-month period ended September 30, 1998 include merger charges of $10.9 million ($7.8 million after-tax) related to Sovereign's acquisitions of Carnegie and First Home during the third quarter of 1998. Results of the nine-month period ended September 30, 1998 include the aforementioned charges along with merger charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.

(2) Results for the three-month and nine-month period ended September 30, 1998 include the merger-related and special charges described in Note 1 above. Excluding the merger-related and special charges, net income for the three-month and nine-month periods ended September 30, 1998 were $42.8 million and $126 million, respectively. Earnings per share for these same periods were $.27 and $.79.


(3) Per share amounts have been adjusted to reflect all stock dividends and stock splits.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                        Accumulated     Total
                                            Common                                       Unallocated       Other         Stock-
                                            Shares     Common     Retained   Treasury   Common Stock   Comprehensive    Holders'
                                         Outstanding   Stock      Earnings     Stock     Held by ESOP   Income/(Loss)    Equity
                                         -----------   -----      --------     -----     ------------   -------------    ------
Balance, December 31, 1998                 159,727    $649,341     $564,585   $(1,086)   $ (26,892)       $  18,120   $1,204,068
  Comprehensive income:
    Net income                                  -           -       150,078        -            -                -       150,078
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                      -           -            -         -            -          (152,554)    (152,554)
                                                                                                                         -------
  Total comprehensive loss                                                                                                (2,476)
  Exercise of stock options                    502       4,483           -         -            -                -         4,483
  Cash in lieu of fractional shares             -           (6)          -         -            -                -            (6)
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                        262       3,200           -         -            -                -         3,200
  Dividends paid on common stock                -           -       (12,301)       -            -                -       (12,301)
  Treasury stock repurchase                 (3,316)         -            -    (46,873)          -                -       (46,873)
  Treasury stock sold                           21          -            -        217           -                -           217
  Acquisition of Network Companies             235       4,000           -     (1,000)          -                -         3,000
  Acquisition of People's Bancorp, Inc.     23,624     255,171           -     44,358       (8,770)              -       290,759
                                           -------    --------     --------   -------     --------        ---------   ----------
Balance, September 30, 1999                181,055    $916,189     $702,362   $(4,384)    $(35,662)       $(134,434)  $1,444,071
                                           =======    ========     ========   =======     ========        =========   ==========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine-Month Period
                                                                              Ended September 30,
                                                                         -----------------------------
                                                                             1999             1998
                                                                             ----             ----
                                                                                 (in thousands)
Cash Flows from Operating Activities:
  Net income                                                             $   150,078       $    92,784
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses and deferred taxes                              20,953            15,443
    Depreciation                                                              15,923            10,368
    Amortization                                                              55,166             6,925
    Gain on sale of loans, investment securities
      and real estate owned                                                   (6,531)          (12,754)
    Allocation of Employee Stock Ownership Plan                                 --              15,310
    Net change in:
      Loans held for sale                                                    246,604            90,621
      Accrued interest receivable                                             (6,344)         (107,454)
      Prepaid expenses and other assets                                     (279,188)         (415,077)
      Other liabilities                                                     (281,882)          214,224
                                                                         -----------       -----------
Net cash used for operating activities                                   $   (85,221)      $   (89,610)
                                                                         -----------       -----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities:
      Available-for-sale                                                   3,727,661           937,327
      Held-to-maturity                                                        13,647              --
  Proceeds from repayments and maturities of investment securities:
      Available-for-sale                                                   1,361,003           620,740
      Held-to-maturity                                                       721,882         1,724,905
  Purchases of investment securities:
      Available-for-sale                                                  (6,541,381)       (5,331,746)
      Held-to-maturity                                                       (25,685)         (456,601)
  Proceeds from sales of loans                                             1,053,573            22,711
  Purchase of loans                                                       (1,457,291)       (1,629,666)
  Net change in loans other than purchases and sales                      (1,171,502)        1,524,915
  Proceeds from sales of premises and equipment                                1,608            13,131
  Purchases of premises and equipment                                        (25,234)          (21,909)
  Proceeds from sale of real estate owned                                     13,327            14,764
  Net cash received from business combinations                               112,998          (302,808)
  Other, net                                                                    --              (4,228)
                                                                         -----------       -----------
Net cash used for investing activities                                    (2,215,393)       (2,888,465)
                                                                         -----------       -----------
Cash Flows from Financing Activities:
  Assumption of deposits                                                        --           2,231,149
  Net (decrease)/increase in deposits                                       (954,393)          566,356
  Net increase in short-term borrowings                                    1,464,031          (661,446)
  Proceeds from long-term borrowings                                       1,819,994         1,404,842
  Repayments of long-term borrowing                                         (149,302)             --
  Net increase in advance payments by
    borrowers for taxes and insurance                                         (5,816)          (16,324)
  Cash dividends paid to stockholders                                        (12,301)          (11,098)
  Proceeds from issuance of preferred stock                                     --                  (6)
  Proceeds from issuance of common stock                                       7,456            12,787
  Advance to the Employee Stock Ownership Plan                                  (437)             --
  (Purchase)/issuance of treasury stock                                      (46,656)               53
                                                                         -----------       -----------
Net cash provided by financing activities                                  2,122,576         3,526,313
                                                                         -----------       -----------
Net change in cash and cash equivalents                                     (178,038)          548,238
Cash and cash equivalents at beginning of period                             553,724           255,937
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $   375,686       $   804,175
                                                                         ===========       -----------
Reconciliation of Cash and Cash Equivalents to
  Consolidated Balance Sheets:
Cash and amounts due from depository institutions                        $   359,682       $   648,342
Interest-earning deposits                                                     16,004           155,833
                                                                         -----------       -----------
Cash and cash equivalents at end of period                               $   375,686       $   804,175
                                                                         ===========       ===========

Supplemental Disclosures:

Income tax payments totaled $83.5 million for the nine-month period ended September 30, 1999 and $56.0 million for the same period in 1998. Interest payments totaled $687 million for the nine-month period ended September 30, 1999 and $615 million for the same period in 1998. Noncash activity consisted of mortgage or whole loan sales of $920 million for the nine-month period ended September 30, 1999 and $708 million for the same period in 1998; reclassification of long-term borrowings to short-term borrowings of $397 million for the nine-month period ended September 30, 1999 and $563 million for the same period in 1998; and reclassification of mortgage loans to real estate owned of $10.9 million for the nine-month period ended September 30, 1999 and $13.5 million for the same period in 1998.


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

     The financial statements for all periods presented include the consolidated accounts of ML Bancorp, Inc. ("ML Bancorp") which was acquired on February 28, 1998, Carnegie Bancorp ("Carnegie") and First Home Bancorp Inc. ("First Home") which were both acquired on July 31, 1998. These transactions were each accounted for under the pooling-of-interests method of accounting. The financial statements for the period ended September 30, 1999 include the consolidated accounts of Peoples Bancorp, Inc. ("Peoples") and The Network Companies ("Network") which were each accounted for as a purchase during June 1999. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K/A for the year ended December 31, 1998.

Allowance for Loan Losses


     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which are currently criticized, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, the amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the unallocated allowance. For additional information on Sovereign's allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Loan Losses."

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

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                           Three-Month Period         Nine-Month Period
                                           Ended September 30,        Ended September 30,
                                         ----------------------      ----------------------
                                           1999          1998          1999          1998
                                         --------      --------      --------      --------
Basic Earnings Per Share:
Net income attributable to
  common stock(1)                        $ 55,988      $ 34,790      $150,078      $ 91,288
                                         --------      --------      --------      --------
Average basic shares outstanding
  at end of period (3)                    180,902       158,907       166,548       150,711
                                         ========      ========      ========      ========
Basic earnings per share (2) (3)         $    .31      $    .22      $    .90      $    .61
                                         ========      ========      ========      ========
Diluted Earnings Per Share:
Net income (1)                           $ 55,988      $ 34,790      $150,078      $ 92,784
                                         --------      --------      --------      --------
Average diluted shares outstanding
  at end of period (3)                    180,902       158,907       166,548       157,765
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method (3)                          1,876         2,617         2,134         3,348
                                         --------      --------      --------      --------
Total average diluted shares
  outstanding at end of period (3)        182,778       161,524       168,682       161,113
                                         ========      ========      ========      ========
Diluted earnings per share (2)(3)        $    .31      $    .22      $    .89      $    .58
                                         ========      ========      ========      ========


(1) Results for the three-month and nine-month periods ended September 30, 1998 include a one-time, merger charge of $7.8 million (after-tax) related to Sovereign's acquisitions of Carnegie and First Home during the third quarter of 1998. Results for the nine-month period ended September 30, 1998 also include a merger-related charge of $25.5 million (after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.3 million (after-tax) related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998.


(2) Results for the three-month and nine-month periods ended September 30, 1998 include, merger-related charges described in Note 1 above. Excluding the merger-related charges, basic earnings per share for the three-month and nine-month periods ended September 30, 1998 were $.27 and $.83, and diluted earnings per share for the same periods were $.27 and $.79.

(3) All share data has been adjusted to reflect all stock dividends and stock splits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                        September 30, 1999
                                   --------------------------------------------------------
                                   Amortized      Unrealized       Unrealized        Fair
                                     Cost        Appreciation     Depreciation       Value
                                   ---------     ------------     ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   76,390      $        4      $      731      $   75,663
  Non-U.S. Treasury and
    government agency
    securities                          --              --              --              --
  Corporate securities               226,295           3,700           6,252         223,743
  Asset backed securities            720,016             467          10,911         709,572
  Equities                            34,812              82           5,781          29,113
  FHLB stock                         425,237            --              --           425,237
  Agency preferred stock             425,888           3,515            --           429,403
  Municipal securities                32,619             454           1,273          31,800

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies         491,104           1,062          15,288         476,878
    Non-agencies                   2,911,412           3,382         108,160       2,806,634
    Collateralized mortgage
      obligations                  3,623,211           5,118          76,140       3,552,189
                                  ----------      ----------      ----------      ----------
Total investment and
  mortgage-backed securities
  available-for-sale              $8,966,984      $   17,784      $  224,536      $8,760,232
                                  ==========      ==========      ==========      ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE (continued)


                                                      December 31, 1998
                                  -----------------------------------------------------------
                                  Amortized       Unrealized      Unrealized         Fair
                                     Cost        Appreciation    Depreciation        Value
                                  ----------     ------------    ------------      ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   23,480      $        1      $     --        $   23,481
  Non-U.S. Treasury and
    government agency
    securities                        12,000            --                63          11,937
  Corporate securities                40,784           1,627             121          42,290
  Asset backed securities            193,154              45             897         192,302
  Equities                            54,383           5,381           9,654          50,110
  FHLB stock                         345,324            --              --           345,324
  Agency preferred stock             456,861           9,856               5         466,712
  Municipal securities                34,609           1,066             629          35,046

Mortgage-backed Securities:
  Passthroughs:

    U.S. government agencies         168,840           1,951             335         170,456
    Non-agencies                   1,969,322          15,976           5,510       1,979,788
    Collateralized mortgage
      obligations                  3,335,794          11,168           1,981       3,344,981
                                  ----------      ----------      ----------      ----------
Total investment and
  mortgage-backed securities
  available-for-sale              $6,634,551      $   47,071      $   19,195      $6,662,427
                                  ==========      ==========      ==========      ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                     September 30, 1999
                                  ----------------------------------------------------------
                                   Amortized     Unrealized      Unrealized         Fair
                                     Cost       Appreciation    Depreciation        Value
                                  ----------    ------------    ------------      ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $      500      $     --        $        3      $      497
  Non-U.S. Treasury and
    government agency
    securities                         1,000               2            --             1,002
  Corporate securities                38,379           2,244               2          40,621
  Municipal securities                 3,872             114              18           3,968

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies         531,195           3,315             749         533,761
    Non-agency                        54,148           1,165             136          55,177
  Collateralized mortgage
    obligations                      513,555           1,373          16,984         497,944
                                  ----------      ----------      ----------      ----------

Total investment securities
  held-to-maturity                $1,142,649      $    8,213      $   17,892      $1,132,970
                                  ==========      ==========      ==========      ==========

                                                     December 31, 1989
                                  ----------------------------------------------------------
                                   Amortized     Unrealized      Unrealized         Fair
                                     Cost       Appreciation    Depreciation        Value
                                  ----------    ------------    ------------      ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   17,196      $       32      $       78      $   17,150
  Non-U.S. Treasury and
    government agency
    securities                        13,983             119            --            14,102
  Corporate securities                42,249           3,526              26          45,749
  Municipal securities                 8,064             165            --             8,229

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies         715,558          14,113             285         729,386
    Non-agency                        74,523           1,165             136          75,552
  Collateralized mortgage
    obligations                      968,082           4,541           2,208         970,415
                                  ----------      ----------      ----------      ----------
Total investment securities
  held-to-maturity                $1,839,655      $   23,661      $    2,733      $1,860,583
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

                                            September 30, 1999                  December 31, 1998
                                        ---------------------------        --------------------------
                                          Amount            Percent          Amount           Percent
                                          ------            -------          ------           -------
Residential real estate loans           $ 5,535,876           41.2%        $ 5,113,537           45.3%
Residential construction loans               59,115             .4              62,536             .6
                                        -----------         ------         -----------         ------
     Total Residential Loans              5,594,991           41.6           5,176,073           45.9
                                        -----------         ------         -----------         ------
Commercial real estate loans              1,237,148            9.2             887,938            7.9
Commercial and industrial loans           1,296,099            9.6             717,440            6.4
Automotive floor plan loans                 835,944            6.2             578,147            5.1
Multi-family loans                          128,075            1.0             115,195            1.0
                                        -----------         ------         -----------         ------
     Total Commercial Loans               3,497,266           26.0           2,298,720           20.4
                                        -----------         ------         -----------         ------
Home equity loans                         1,888,351           14.1           1,750,883           15.5
Auto loans                                1,880,827           14.0           1,510,676           13.4
Loans to automotive lessors                 275,589            2.1             252,856            2.2
Student loans                               248,227            1.9             256,744            2.3
Other                                        35,274             .3              39,888             .3
                                        -----------         ------         -----------         ------
     Total Consumer Loans                 4,328,268           32.4%          3,811,047           33.7%
                                        -----------         ------         -----------         ------
       Total Loans (1)                  $13,420,525          100.0%        $11,285,840          100.0%
                                        ===========         ======         ===========         ======
Total Loans with: (2)
  Fixed rates                           $ 8,196,644           61.1%        $ 5,798,158           51.4%
  Variable rates                          5,223,881           38.9           5,487,682           48.6
                                        -----------         ------         -----------         ------
       Total Loans (1)                  $13,420,525          100.0%        $11,285,840          100.0%
                                        ===========         ======         ===========         ======

(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $25.0 million at September 30, 1999 and $16.9 million at December 31, 1998.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                     September 30, 1999                      December 31, 1998
                             ---------------------------------     ------------------------------------
                                                      Weighted                              Weighted
                                                       Average                               Average
  Account Type                  Amount      Percent     Rate          Amount      Percent      Rate
  ------------                  ------      -------   --------        ------      -------    --------
Demand deposit accounts      $ 1,055,830       8.9%       - %      $ 1,104,170        9.0%         - %
NOW accounts                   1,668,028      14.0      2.36         1,281,516       10.4        1.24
Savings accounts               2,125,547      17.9      2.58         2,295,448       18.6        2.83
Money market accounts          1,332,247      11.2      3.84         1,545,634       12.5        3.78
Retail certificates            4,769,210      40.1      4.91         5,172,196       42.0        5.24
Jumbo certificates               932,239       7.9      5.37           923,752        7.5        5.40
                             -----------     -----      ----       -----------      -----       ----

Total Deposits               $11,883,101     100.0%     3.61%      $12,322,716      100.0%       3.73%
                             ===========     =====      ====       ===========      =====        ====


(7) BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                               September 30, 1999               December 31, 1998
                             -----------------------         ----------------------
                                            Weighted                      Weighted
                                             Average                      Average
                                Balance        Rate           Balance        Rate
                                -------     --------          -------      --------
Securities sold under
  repurchase agreements      $ 2,809,376       5.47%         $  655,540      5.46%
FHLB advances                  8,493,382       5.25           6,901,505      5.14
Other borrowings                 392,191       7.54             343,547      8.19
                             -----------      -----          ----------     -----

  Total Borrowings           $11,694,949       5.38%         $7,900,592      5.30%
                             ===========      =====          ==========     =====

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

                                                          September 30, 1999
                                          -----------------------------------------------
                                                                                Weighted
                                                                                Average
                                          Notional       Book    Estimated      Maturity
                                           Amount        Value   Fair Value     In Years
                                          --------       -----   ----------     ---------
Amortizing interest rate swaps:
  Pay fixed-receive variable             $     --        $ --      $  --           --
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)            232,300        --        8,039        6.6
  Pay fixed-receive variable (2)            500,000        --       (3,455)       1.9

Interest rate caps/floors(4)              1,200,000       5,156     (1,673)       2.7
                                         ----------      ------    -------
                                         $1,932,300      $5,156    $ 2,911
                                         ==========      ======    =======
                                                           December 31, 1998
                                          -----------------------------------------------
                                                                                Weighted
                                                                                Average
                                          Notional       Book    Estimated      Maturity
                                           Amount        Value   Fair Value     In Years
                                          --------       -----   ----------     ---------
Amortizing interest rate swaps:
  Pay fixed-receive variable (3)         $  175,164      $ --      $   (617)       .3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed                   --          --          --
  Pay fixed-receive variable (2)          2,780,000        --       (48,382)      4.8
Interest rate caps/floors (4)             1,200,000       7,213     ( 6,756)      3.2
                                         ----------      ------    ---------
                                         $4,155,164      $7,213    $(55,755)
                                         ==========      ======    =========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(1) The weighted average pay rate was 6.97% and the weighted average receive rate was 7.83% at September 30, 1999.
(2) The weighted average pay rate was 5.60% and 5.42% and the weighted average receive rate was 5.36% and 5.26% at September 30, 1999 and December 31, 1998, respectively.
(3) The weighted average pay rate was 6.87% and the weighted average receive rate was 5.99% at December 31, 1998.
(4) The strike price range was 5.25% - 9.00% at September 30, 1999 and 5.25% - 9.00% at December 31, 1998.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                     Balance
                             December 31,                    Maturities/                  September 30,
                                1998          Additions     Amortization   Terminations       1999
                             -----------      -----------   ------------   ------------   --------------
Amortizing interest
  rate swaps                 $  175,164      $     --        $  175,164      $     --        $     --
Non-amortizing interest
  rate swaps                  2,780,000         332,300         370,000       2,010,000         732,300
Interest rate
  caps/floors                 1,200,000            --              --              --         1,200,000
                             ----------      ----------      ----------      ----------      ----------
                             $4,155,164      $  332,300      $  545,164      $2,010,000      $1,932,300
                             ==========      ==========      ==========      ==========      ==========

     Net interestexpense resulting from interest rate exchange agreements for the three and nine-month periods ended September 30, 1999 was $1.4 million and $8.0 million, respectively.

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


     On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added investments, loans, deposits and stockholders' equity to Sovereign of approximately $922 million, $503 million, $515 million and $291 million, respectively. In accordance with the merger agreement, Peoples' shareholders received .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Sovereign issued approximately 23.6 million shares of Sovereign common stock in connection with the transaction, which was accounted for as a purchase. In connection with the transaction, Sovereign recorded total intangibles of $49.0 million, of which $9.8 million was allocated to a core deposit intangible and $39.2 million was allocated to goodwill.


     On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a privately held specialty leasing company headquartered in Commack, New York. Network provides financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United States, with transactions ranging from $15,000 to $250,000. The purchase price of $6 million consisted of $4 million of stock and $2 million of cash. The acquisition was accounted for as a purchase for reporting purposes and became a division of Sovereign Bank. Network had total assets of approximately $50 million.


     On September 7, 1999, Sovereign announced its pending acquisition of $11.9 billion in deposits and 268 branches from Fleet Boston. Also included in the transaction are $8.0 billion of loans, the lending and operating personnel to run the branches and loan businesses as well as the operating infrastructure necessary to maintain the business base. On a pro forma basis including this acquisition, Sovereign will have the third largest market share in New England and among the largest small business lenders in the region. Sovereign is acquiring virtually all of the Fleet Boston offices in the eastern half of Massachusetts and southern New Hampshire (189 offices), the community banking network of the former Rhode Island Hospital Trust in Rhode Island (47 offices) and 32 offices of Fleet Boston in the Hartford, New Haven and Waterbury communities of Connecticut. Sovereign expects the transaction to be completed by midway through the year 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(10) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)

                                             Three-Month Period            Nine-Month Period
                                             Ended September 30,           Ended September 30,
                                         -------------------------       -------------------------
                                            1999            1998            1999           1998
                                         ---------       ---------       ---------       ---------
Net income                               $  55,988       $  34,790       $ 150,078       $  92,784
                                         ---------       ---------       ---------       ---------
Unrealized losses on
  securities during the year               (56,110)         (6,095)       (150,283)         (3,367)
Less reclassification adjustment               664          (2,411)          2,271            (241)
                                         ---------       ---------       ---------       ---------
Net unrealized (losses)
  recognized in other comprehensive
  income                                   (56,774)         (3,684)       (152,554)         (3,126)
                                         ---------       ---------       ---------       ---------
Comprehensive income/(loss) (1)          $    (786)      $  31,106       $  (2,476)      $  89,658
                                         =========       =========       =========       =========


(1) Excluding merger-related and special charges, comprehensive income for the three-month and nine-month periods ended September 30, 1998 was $39.1 million and $123.50 million, respectively.

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $134 million at September 30, 1999 and net unrealized gains on securities of $18.1 million at December 31, 1998.

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

     Sovereign is currently in the implementation phase. Sovereign had substantially completed testing of its internal mission-critical items as of December 31, 1998 and had substantially completed testing of its external mission critical items as of March 31, 1999. "Internal" items would include software developed by Sovereign or the remediation of which is controlled by Sovereign, whereas external items would include software provided by others, and systems provided by Sovereign's service providers. As of June 30, 1999, Sovereign had completed the implementation phase for all mission-critical items, and as of September 30, 1999, Sovereign is performing additional testing on certain non-mission-critical systems.

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

     Sovereign's expenditures with regard to its Y2K project are substantially in accordance with its current budget. Through October 10, 1999, Sovereign's cash outlay was approximately $13.1 million of its $13.5 million budget.

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

     The foregoing is a summary of the steps which Sovereign has taken as of September 30, 1999 and proposed to take as of that date with respect to the Y2K issue, and the risks which Sovereign, at this time, believes the Y2K issues are likely to present. Sovereign is using good faith efforts, which it believes are reasonable, to prepare for the Y2K issue and avoid disruption in its business. Nonetheless, the Y2K issue presents an unprecedented challenge to the financial services industry, an industry characterized by a high degree of interdependence among financial institutions and those who deal with and service them, such as outside data processing services, computer network system providers, local and long distance telecommunications companies, utilities, and ATM terminal service providers. Whether these outside parties are ready for the year 2000 is largely beyond Sovereign's control. Accordingly, there can be no assurance that (i) Sovereign's assessment of the Y2K risks will prove to be correct; (ii) the steps Sovereign is taking will be sufficient to avoid disruption to its business and other material risks; (iii) the foregoing will not ultimately have a material adverse effect on Sovereign and its business.


     On November 8 and 9, 1999, Sovereign secured the following financing in connection with its pending acquisition of $11.9 billion in deposits and 268 branches from Fleet Boston.

     On November 8, 1999, Sovereign issued 38,095,238 shares of Sovereign common stock resulting in net proceeds to Sovereign of $288.8 million.

     On November 8, 1999, Sovereign issued $250 million of trust preferred income equity redeemable securities ("Trust Preferred") at an interest rate of 7 1/2%, with a scheduled maturity of January 15, 2030 resulting in net proceeds to Sovereign of $242.5 million. Each Trust Preferred unit consists of a preferred security issued by Sovereign Capital Trust II (the "Trust"), having a stated liquidation amount of $50, representing an undivided beneficial ownership interest in the assets of the Trust, which assets consist solely of debentures issued by Sovereign. In addition, each Trust Preferred unit consists of a warrant to purchase at any time prior to November 20, 2029, 5.3355 shares, subject to antidilution adjustments, of Sovereign common stock.

     On November 9, 1999, Sovereign issued $200 million of 10 1/4% senior notes due 2004 and $500 million of 10 1/2% senior notes due 2006 resulting in net proceeds to Sovereign of $682.5 million. The senior notes are unsecured senior obligations of Sovereign and will rank equally with all existing and future senior indebtedness.

     On December 3, 1999, Sovereign will issue $500 million of a floating rate senior secured credit facility resulting in net proceeds to Sovereign of $493 million. The senior facility will mature on the date six months prior to the maturity date of the senior notes, but in no event later than June 30, 2003, and will amortize in quarterly installments over such period.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     Net income for the three-month period ended September 30, 1999 was $56 million compared to net income of $34.8 million for the same period in 1998. Diluted earnings per share for the three-month periods ended September 30, 1999 and 1998 were $.31 and $.22, respectively. Net income for the nine-month periods ended September 30, 1999 and 1998, was $150 million and $92.8 million, respectively and diluted earnings per share for the same periods were $.89 and $.58, respectively.

     Net operating income, defined as net income before the after-tax effect of merger-related and special charges described below, for the three-month and nine-month periods ended September 30, 1999 was $56 million and $150 million compared to net operating income of $42.8 million and $126 million for the same periods in 1998. Diluted operating earnings per share for the three-month and nine-month periods ended September 30, 1999 and 1998 were $.31 and $.89 and $.27 and $.79, respectively. Merger-related charges of $10.9 million ($7.8 million after-tax) related to Sovereign's acquisition of Carnegie Bancorp and First Home Bancorp were incurred during the third quarter of 1998. Merger related charges of $39.1 million ($25.5 million after-tax) and losses from non-recurring sales of held-to-maturity securities of $0.5 million ($0.3 million after-tax) related to Sovereign's acquisition of ML Bancorp, Inc. were incurred during the first quarter of 1998. Expenses included as part of the merger-related charges consisted of human resources-related costs and other expenses, including investment banking fees and legal expenses.

     Return on average equity, return on average tangible equity and return on average total assets, excluding the merger-related and special charges discussed above were 15.73%, 25.68% and .86% for the nine-month period ended September 30, 1999 compared to 15.87%, 19.20% and .90% for the same period in 1998. Average equity to average total assets for the nine-month period ended September 30, 1999 and 1998 was 5.48% and 5.66%, respectively.

Net Interest Income

     Net interest income for the three-month and nine-month periods ended September 30, 1999 was $162 million and $449 million compared to $121 million and $361 million for the same periods in 1998. This increase was attributable to an increase in average balances resulting from internal commercial and consumer loan growth and recent acquisitions. Sovereign's net interest margin (net interest income divided by average interest-earning assets) for the three-month and nine-month periods ended September 30, 1999 was 2.95% and 2.88% compared to 2.73% and 2.80% for the same periods in 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on investment securities available-for-sale was $144 million and $396 million for the three-month and nine-month periods ended September 30, 1999 compared to $85.4 million and $187.8 million for the same periods in 1998. The average balance of investment securities available-for-sale was $7.9 billion with an average yield of 6.78% for the nine-month period ended September 30, 1999 compared to an average balance of $3.8 billion with an average yield of 6.78% for the same period in 1998. The increase in the average balance of investment securities available-for-sale was partially due to a decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $20.8 million and $72.9 million for the three-month and nine-month periods ended September 30, 1999 compared to $38.3 million and $148 million for the same periods in 1998. The average balance of investment securities held-to-maturity was $1.4 billion with an average yield of 6.98% for the nine-month period ended September 30, 1999 compared to an average balance of $2.7 billion with an average yield of 7.26% for the same period in 1998.

     Interest and fees on loans were $250 million and $689 million for the three-month and nine-month periods ended September 30, 1999 compared to $216 million and $657 million for the same periods in 1998. The average balance of loans was $12.0 billion with an average yield of 7.64% for the nine-month period ended September 30, 1999 compared to an average balance of $11.1 billion with an average yield of 7.87% for the same period in 1998.

     Interest on deposits was $107 million and $321 million for the three-month and nine-month periods ended September 30, 1999 compared to $113 million and $319 million for the same periods in 1998. The average balance of deposits was $12.0 billion with an average cost of 3.56% for the nine-month period ended September 30, 1999 compared to an average balance of $10.2 billion with an average cost of 4.20% for the same period in 1998. The increase in average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's acquisition of approximately $2.2 billion of low-cost deposits from the CoreStates branch acquisition during the third quarter of 1998 and strong internal core deposit growth in NOW accounts, with major emphasis on attracting lower-cost deposits from corporations, governmental units and consumers.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on borrowings was $147 million and $392 million for the three-month and nine-month periods ended September 30, 1999 compared to $108 million and $318 million for the same periods in 1998. The average balance of borrowings was $9.8 billion with an average cost of 5.32% for the nine-month period ended September 30, 1999 compared to an average balance of $7.4 billion with an average cost of 5.69% for the same period in 1998. The increase in the average balance and the decrease in the average cost of borrowings was the result of balance sheet growth being funded by borrowings, and balance sheet restructuring made in advance of the pending acquisition of assets and liabilities from Fleet Boston. During the nine-month period ended September 30, 1999, Sovereign funded its balance sheet growth through borrowings as its cost of borrowings was lower than the overall cost of retail certificates of deposit.

     Net interest expense of $1.4 million and $8.0 million was recorded for the three and nine-month periods ended September 30, 1999 as a result of interest rate exchange agreements.

Provision for Possible Loan Losses

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending, cash management services and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. Excluding charge-offs of $4.3 million incurred as part of an accelerated disposition of non-performing residential loans during the second quarter of 1999, provisioning is in excess of net charge-offs for the nine-month period ended September 30, 1999. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     Sovereign's net charge-offs for the nine-month period ended September 30, 1999 were $26.5 million and consisted of charge-offs of $41.5 million and recoveries of $14.9 million. This compared to net charge-offs of $24.6 million, or .29% of average loans (on an annualized basis), consisting of charge-offs of $33.4 million and recoveries of $8.8 million for the nine-month period ended September 30, 1998. Excluding the accelerated disposition mentioned above, Sovereign's net charge-offs for the nine-month period ended September 30, 1999 were $22.2 million, or .25% of average loans (on an annualized basis), and consisted of charge-offs of $37.2 million and recoveries of $14.9 million. Sovereign's higher level of net charge-offs during 1998 versus 1999 was primarily the result of higher indirect automobile loan charge-offs, substantially all of which are related to Sovereign's acquisition of Fleet Financial Group, Inc.'s Auto Finance Division during 1997.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The provision for loan losses for the three-month and nine-month periods ended September 30, 1999 was $7.5 million and $22.5 million compared to $7.0 million and $21.0 million for the same periods in 1998. Management believes the increase in provision for loan losses for the three and nine-month periods ended September 30, 1999 was sufficient for the following reasons: (1) delinquency and net charge-off levels related to Sovereign's indirect automobile portfolio are at lower levels in 1999 versus 1998; (2) changes in Sovereign's underwriting and audit monitoring processes has enhanced the credit quality of certain portfolios; and (3) a higher percentage in 1999 versus 1998 of Sovereign's indirect auto and commercial loan portfolios represent internally generated loans underwritten using Sovereign's credit policies.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                           Nine-month Period Ended September 30,
                                                    1999              1998
                                           -------------------------------------
Allowance, beginning of period                   $ 133,802        $ 116,823

Charge-offs:
  Residential(1)                                    10,682            5,139
  Commercial Real Estate                               680              625
  Commercial                                         2,366            1,485
  Consumer(2)                                       27,742           26,137
                                                 ---------        ---------
      Total Charge-offs                             41,470           33,386
                                                 ---------        ---------

Recoveries:
  Residential                                        1,469              693
  Commercial Real Estate                               458               51
  Commercial                                           426              144
  Consumer(2)                                       12,589            7,935
                                                 ---------        ---------
      Total Recoveries                              14,942            8,823
                                                 ---------        ---------
Charge-offs, net of recoveries                      26,528           24,563
Provision for possible loan losses                  22,500           20,961
Other                                                4,799           22,661
                                                 ---------        ---------
Allowance, end of period                         $ 134,573        $ 135,882
                                                 =========        =========
---------------------

(1) Results for the nine-month period ended September 30, 1999 include charge-offs of $4.3 million related to a June 1999 accelerated disposition of non-performing residential loans.

(2)  Includes indirect auto loans and home equity lines of credit.

Other Income

     Other income was $35.0 million and $101 million for the three-month and nine-month periods ended September 30, 1999 compared to $25.7 million and $73.3 million for the same periods in 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Retail banking fees were $13.8 million and $35.6 million for the three-month and nine-month periods ended September 30, 1999 compared to $7.9 million and $21.7 million for the same periods in 1998. This increase was primarily due to an increase in the number of Sovereign's transaction accounts and active fee collection efforts due in part to customer relationships acquired in the CoreStates and Peoples acquisitions.

     Mortgage banking revenues were $7.4 million and $26.3 million for the three-month and nine-month periods ended September 30, 1999 compared to $6.4 million and $21.0 million for the same periods in 1998. Sovereign serviced $10.2 billion of its own loans and $6.5 billion of loans for others at September 30, 1999 compared to $9.3 billion of its own loans and $6.2 billion of loans for others at September 30, 1998.

     Loan fees and service charges were $2.7 million and $6.0 million for the three-month and nine-month periods ended September 30, 1999 compared to $1.8 million and $5.0 million for the same periods in 1998. Loan fees and service charges relate primarily to Sovereign's non-residential loan portfolios, and the growth period to period is the result in the commercial and consumer loan portfolios.

     Gains/(losses) on sales of loans and investment securities available-for-sale were $(.3) million and $6.5 million for the three-month and nine-month periods ended September 30, 1999 compared to $6.3 million and $12.4 million for the same periods in 1998.

     Miscellaneous income was $11.4 million and $26.1 million for the three-month and nine-month periods ended September 30, 1999 compared to $3.4 million and $13.2 million for the same periods in 1998. This increase was primarily due to an additional investment in bank-owned life insurance ("BOLI") which was made during the first quarter of 1999, and a interest rate swap termination gain of approximately $2.3 million recorded during the third quarter of 1999 as a result of refinancing certain borrowings.


General and Administrative Expenses

     Total general and administrative expenses were $90.8 million and $260 million for the three-month and nine-month periods ended September 30, 1999 compared to $66.4 million and $196 million for the same periods in 1998. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for the three-month and nine-month periods ended September 30, 1999 was 46.3% and 47.5% compared to 45.2% and 45.5% for the same periods in 1998. The increase in general and administrative expenses for the three-month and nine-month periods ended September 30, 1999 was primarily due to Sovereign's franchise growth and included the effect of the CoreStates acquisition for the full nine-months ended September 30, 1999 as well as the acquisition of Peoples and Network during the third quarter of 1999. These acquisitions significantly impacted Sovereign's compensation and occupancy expenses. The remaining expenses are related to Sovereign's Year 2000 and other technology initiatives and expansion in its corporate banking business line.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Other operating expenses were $13.0 million and $37.2 million for the three-month and nine-month periods ended September 30, 1999 compared to $18.6 million and $70.5 million for the same periods in 1998. Results for the three-month and nine-month periods ended September 30, 1999 included amortization of goodwill of $10.0 million and $28.0 million compared to $5.0 million and $11.3 million for the same periods in 1998. Results for the three-month period ended September 30, 1998 included merger-related charges of $10.9 million related to Sovereign's acquisition of First Home Bancorp and Carnegie Bancorp during the quarter. Results of the nine-month period ended September 30, 1998 included merger-related charges of $49.9 million related to Sovereign's acquisition of ML Bancorp during the first quarter of 1998 and of First Home Bancorp and Carnegie Bancorp during the third quarter of 1998.

Income Tax Provision

     The income tax provision was $29.5 million and $79.4 million for the three-month and nine-month periods ended September 30, 1999 compared to $20.2 million and $54.2 million for the same periods in 1998. The effective tax rate for the three-month and nine-month periods ended September 30, 1999 was 34.5% and 34.6%, respectively, compared to 36.7% and 36.9% for the same periods in 1998. The decrease in the effective tax rate for 1999 versus 1998 was primarily attributable to the favorable impact of Sovereign's additional investment in BOLI during the first quarter of 1999.

FINANCIAL CONDITION

Loan Portfolio

     At September 30, 1999, Sovereign's total loan portfolio included $5.5 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties compared to $5.1 billion at December 31, 1998. With its increased focus on non-residential lending and certain acquisition activity, Sovereign's total loan portfolio also included $3.5 billion of commercial loans and $4.3 billion of consumer loans at September 30, 1999. Consumer loans included $1.9 billion of outstanding home equity loans (excluding $582 million of additional unused commitments for home equity lines of credit) secured primarily by second mortgages on owner-occupied one-to-four family residential properties and $1.9 billion of auto loans. This compares to $2.3 billion of commercial loans and $3.8 billion of consumer loans, including $1.8 billion of outstanding home equity loans and $1.5 billion of auto loans at December 31, 1998.

     Over the past few years, Sovereign has increased its emphasis on commercial and consumer loan originations. As a result, during the nine-month period ended September 30, 1999, Sovereign originated $2.3 billion of commercial loans (including lines of credit) compared to $800 million of commercial loans during the same period in 1998. This increase was due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign originated $1.7 billion of consumer loans during the nine-month period ended September 30, 1999 compared to $1.5 million of consumer loans during the same period in 1998. This increase was primarily the result of strong home equity and auto loan originations during the nine-month period ended September 30, 1999.

     During the nine-month period ended September 30, 1999, Sovereign closed $2.3 million of first mortgage loans of which approximately 95% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $1.5 million and approximately 91% of fixed rate loans for the same period in 1998.

     At September 30, 1999, Sovereign's non-performing assets were $96.9 million compared to $116 million at December 31, 1998 and non-performing assets as a percentage of total assets were .38% at September 30, 1999 compared to .53% at December 31, 1998.

     At September 30,1999, 51% of non-performing assets consisted of loans related to real estate or OREO. Another 6% of non-performing assets consisted of indirect auto loans and other repossessed assets. The remainder of Sovereign's non-performing assets consist principally of consumer loans, the majority of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% reserve allocation is assigned. Repossessed autos carry a reserve allocation of 50%. At September 30, 1999, the allowance for loan losses as a percentage of non-performing assets was 138% compared to 112% at December 31, 1998.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                              September 30,        December 31,
                                                 1999                  1998
                                              -------------        ------------
Non-Accrual Loans:
    Past due 90 days or more
    as to interest or principal:
      Real estate related                       $  42,870            $  63,258
      Other                                        37,700               33,297
                                                ---------            ---------
Total Non-Accrual Loans                            80,570               96,555
Other                                               2,757                3,404
Restructured Loans                                  3,755                  141
                                                ---------            ---------
Total Non-Performing Loans                         87,082              100,100
                                                ---------            ---------
Other Real Estate Owned and Other
    Repossessed Assets:
      Other real estate owned                       6,761               12,812
      Other repossessed assets                      3,071                2,772
                                                ---------            ---------
Total Other Real Estate Owned and
    Other Repossessed Assets                        9,832               15,584
                                                ---------            ---------
TOTAL NON-PERFORMING ASSETS                     $  96,914            $ 115,684
                                                =========            =========
Past due 90 days or more as to
interest or principal and
accruing interest (1)                           $   7,930            $   6,571

Non-Performing Assets as a
percentage of Total Assets                            .38%                 .53%

Non-Performing Loans as a
percentage of Total Loans                             .65%                 .86%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                 .78%                1.05%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Assets                           138%                 112%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Loans                            154%                 129%


(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans.

     Amount excludes $1.0 million and $3.0 million at September 30, 1999 and December 31, 1998 of auto loans past due between 90 and 120 days.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Potential problem loans (consisting of loans as to which management has serious concerns as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $58.9 million at September 30, 1999 and consisted principally of commercial and commercial real estate loans.

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

     The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. At September 30, 1999, the allowance for loan losses was $135 million or 1.00% of total loans compared to $134 million or 1.19% of total loans at December 31, 1998.

     The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated: (dollars in thousands)

                                                       September 30,                     December 31,
                                                           1999                             1998
                                                  ---------------------------------------------------------
                                                                  Percent                          Percent
                                                    Amount        of Loans          Amount         of Loans
                                                  --------        --------        --------         --------
Class allowances:
Commercial loans                                  $ 22,242           17%          $ 14,549            13%
Residential and commercial
  real estate loans                                 18,652           51             13,690            54
Consumer loans                                      53,655           32             40,866            33
                                                  --------                        --------
Total class allowances                              94,549                          69,105

Specific allowances:
Commercial loans                                    15,840           --             16,191            --
Residential and commercial
  real estate loans                                 13,483           --             16,351            --
Consumer loans                                       6,495           --              7,217            --
                                                  --------                        --------
Total specific allowances                           35,818                          39,759
Unallocated allowances                               4,206           --             24,938            --
                                                  --------        -----           --------         -----
Total allowance for loan losses                   $134,573          100%          $133,802           100%
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

     The following is a discussion on the different components of the allowance for loan losses:

     Class Allowance - The class allowance for September 30, 1999 and December 31, 1998 was a general allowance for "Pass" rated loans and was determined by applying specific risk percentages to each "Pass" rated loan. The risk percentages are determined by Sovereign in consultation with regulatory authorities, actual loss experience, peer group loss experience and are adjusted for current economic conditions. The risk percentages are considered a prudent measurement of the risk of Sovereign's loan portfolio. Such risk percentages are applied to individual loans based on loan type.

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

     Specific Allowance - Sovereign determines the specific portion of its allowance for loan losses for all criticized loans, or those classified as special mention, sub-standard, doubtful, or loss. Risk percentages are applied to each class of criticized commercial, consumer and residential loans to determine the specific allowance. Additionally, specific reserves are established for certain impaired commercial loans based on expected shortfalls in future cash flows and inadequate collateral value. Management believes this periodic review provides a mechanism that results in loans being rated in the proper category and accordingly, assigned the proper risk loss percentage in computing the class or specific reserve.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Unallocated Allowance - The unallocated allowance for loan losses decreased $20.7 million to $4.2 million at September 30, 1999 from $24.9 million at December 31, 1998. This decrease can be attributed to the aforementioned reasons discussed in "Management's Discussion and Analysis of Financial Condition and Operations - Provision for loan loss."


     Impaired loans are summarized as follows (in thousands):

                                               September 30,     December 31,
                                                   1999             1998
                                               -------------     ------------
Impaired loans without a related reserve         $     --         $     --
Impaired loans with a related reserve               73,166           63,296
                                                 ---------        ---------
Total impaired loans                             $  73,166        $  63,296
                                                 =========        =========
Reserve for impaired loans                       $  16,296        $  18,582
                                                 =========        =========

     The average balance of impaired loans for the nine-month periods ended September 30, 1999 and 1998 was $73.7 million and $56.3 million, respectively.

Investment Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities asset backed securities also include mortgage-backed securities which consist of vixed rate and adjustable rate passthroughs and collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 1999 was 3.8 years.

     At September 30, 1999, total investment securities available-for-sale were $8.8 billion compared to $6.7 billion at December 31, 1998 and investment securities held-to-maturity were $1.1 billion compared to $1.8 billion at December 31, 1998. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at September 30, 1999 were $456 million compared to $426 million at December 31, 1998. This increase is primarily attributable to Sovereign's acquisitions of Peoples and Network during the second quarter of 1999, partially off-set by normal year-to-date amortization.

Deposits

     Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at September 30, 1999 were $11.9 billion compared to $12.3 billion at December 31, 1998. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

     Total borrowings at September 30, 1999 were $11.7 billion of which $6.2 billion were short-term compared to $7.9 billion of which $3.9 billion were short-term at December 31, 1998. This increase in borrowings is the result of balance sheet growth being funded by borrowings. During the nine-month period ended September 30, 1999, Sovereign funded its balance sheet growth through borrowings as the cost of borrowings was lower than the overall cost of retail certificates of deposit. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $500 million of FHLB advances at September 30, 1999 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at September 30, 1999, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for September 30, 1999 was 50.0%.

     Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $150 million per month. At September 30, 1999, Sovereign had $6.6 billion in unpledged investment securities which could be used to collateralize additional borrowings. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

     For the nine-month period ended September 30, 1999, cash and cash equivalents decreased $178 million. Net cash used for operating activities was $85.2 million for the nine-month period ended September 30, 1999. Net cash used for investing activities for the nine-month period ended September 30, 1999 was $2.2 billion consisting primarily of purchases of investment securities which are classified available-for-sale, partially offset by proceeds from repayments of investment securities and loans. Net cash provided by financing activities for the nine-month period ended September 30, 1999 was $2.1 billion, which includes proceeds from short-term borrowings of $1.5 billion and proceeds from long-term borrowings of $1.8 million, partially offset by a decrease in deposits.

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

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), established five capital tiers: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized and critically under-capitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

     At September 30, 1999, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at September 30, 1999:

                                                                                                        Well
                                             Sovereign       Sovereign           Minimum             Capitalized
                                             Bancorp(1)        Bank            Requirement(1)        Requirement
                                             ----------      ---------         --------------        -----------
Stockholders' equity to
  total assets                                  5.72%           7.20%              None                  None
Tangible capital to tangible
  assets                                        4.51            5.91               1.50%                 None
Leverage (core) capital to
  tangible assets                               5.14            5.91               3.00                  5.00%
Leverage (core) capital to
  risk adjusted assets                          8.55           10.20               4.00                  6.00
Risk-based capital to risk
  adjusted assets                              12.14           11.13               8.00                 10.00



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

     There are a number of industry standards used to measure an institution's interest rate risk position. Most common among these is the one year gap which is the ratio representing the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within one year expressed as a percentage of total assets. Using management's estimates of asset prepayments, core deposit decay and core deposit repricing in its computation, Sovereign estimates that its cumulative one year gap position was a negative 21.04% at September 30, 1999.

     Sovereign manages the one year interest rate gap within +/- 10%. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous parallel rate shock environment to be generally within a 10% loss. At September 30, 1999, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $37.2 million or 4.13%; conversely, if interest rates increase by 200 basis points, net interest income would decrease by $30.6 million or 4.57%. At December 31, 1998, if interest rates increased by 200 basis points, net interest income would have increased by $22.1 million or 3.59%. This change in sensitivity was primarily related to an increase in short-term, variable rate borrowings.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Amortizing and non-amortizing interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign at times utilizes amortizing interest rate swaps to convert discounted adjustable rate loans to fixed rate for a period of time. The amortization of the notional amount of the interest rate swaps are tied to the level of an index such as the One Year Constant Maturity Treasury, LIBOR, or a prepayment rate of a pool of mortgage-backed securities. In order for interest rate swaps to achieve the desired objective, Sovereign selects interest rate swaps that will have a high degree of correlation to the related financial instrument. Sovereign generally utilizes non-amortizing interest rate swaps to convert fixed rate liabilities to floating, and floating rate liabilities to fixed, to reduce Sovereign's overall cost of funds. At September 30, 1999, Sovereign's principal off-balance sheet transactions were pay fixed-receive variable non-amortizing interest rate swaps with a total notional amount of $500 million, which are being used to hedge Sovereign's short-term borrowing portfolio.

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

Item 6 - Reports on Form 8-K.

         Report of Form 8-K/A, dated September 23, 1999 (date of earliest event
         - September 3, 1999) contained the revised Schedule 9.8(b) to Purchase and Assumption Agreement dated September 3, 1999 between Fleet Financial, BankBoston, N.A., and Sovereign Bancorp, Inc.

         Report on Form 8-K, dated September 10, 1999 (date of earliest event - September 3, 1999) contained (1) Purchase and Assumption Agreement, between Fleet Financial, Inc., BankBoston N.A., and Sovereign Bancorp, Inc. (2) Letter agreement, between Fleet Financial, Inc., BankBoston, N.A., and Sovereign Bancorp, Inc. (3) Press Release announcing the agreement with Fleet and BankBoston to acquire 278 branches.

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

                                                   SOVEREIGN BANCORP, INC.
                                                   -----------------------
                                                         (Registrant)


Date November 11, 1999                             /s/ Dennis S. Marlo
     -----------------                             ----------------------------
                                                       Dennis S. Marlo
                                                       Chief Financial Officer


Date November 11, 1999                             /s/ Mark R. McCollom
     -----------------                             ----------------------------
                                                       Mark R. McCollom
                                                       Chief Accounting Officer