Form 10-K
period 1999-12-31
SOVEREIGN BANCORP INC
filed 2000-03-30
CIK 811830

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934, FOR THE TRANSITION PERIOD FROM N/A TO ____________ .
                                                ---

                         COMMISSION FILE NUMBER 0-16533

                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  PENNSYLVANIA                              23-2453088
------------------------------------------------        -------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                          Identification No.)

     1130 BERKSHIRE BOULEVARD, WYOMISSING, PENNSYLVANIA               19610
------------------------------------------------------------       ----------
          (Address of principal executive offices)                 (Zip Code)


                    REGISTRANT'S TELEPHONE NUMBER: (610) 320-8400

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                        Common Stock (without par value)
                        --------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ . No _________ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $1,635,601,921 at March 29, 2000. As of March 29, 2000, the Registrant had 225,600,265 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     Sovereign Bancorp, Inc. ("Sovereign") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits thereto), in its reports to shareholders (including its 1999 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," " intend," "plan," or similar expressions, and (iii) statements relating to some or all of the foregoing which assume the successful completion of the three staggered closings with respect to its FleetBoston acquisition, the successful conversion of FleetBoston operating systems, and the retention of former FleetBoston employees and customers. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations; (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign in meeting the conditions for regulatory approval for each of its three staggered closings with respect to its FleetBoston acquisition; (7) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance); (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of the FleetBoston acquisition and other acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, earnings enhancements from such pending or completed acquisitions, including, without limitation, the earnings enhancements expected from the acquisition of approximately $12.0 billion in deposits, $9.1 billion in loans, and 285 branches from FleetBoston; (11) Sovereign's ability to complete the FleetBoston acquisition and related systems conversions, and Sovereign's ability to retain FleetBoston customers and employees; (12) changes in the amount, mix, yield, quality, and other characteristics of the deposits and loans Sovereign expects to assume and acquire from FleetBoston; (13) changes in the timing and structure of the FleetBoston acquisition and related transactions and other changed facts and circumstances resulting from the passage of time; (14) unanticipated regulatory or judicial proceedings; (15) unanticipated changes in asset quality; and (16) the success of Sovereign at managing the risks involved in the foregoing.

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

     Sovereign was incorporated by Sovereign Bank in 1987. Since then, Sovereign has completed 24 acquisitions with assets totaling approximately $15 billion through December 31, 1999, and expanded its markets throughout eastern Pennsylvania, central New Jersey and northern Delaware. Sovereign also serves customers throughout New York and several New England states. At December 31, 1999, Sovereign had consolidated assets, deposits and stockholders' equity of approximately $26.6 billion, $11.7 billion and $1.8 billion, respectively and 306 community banking offices. Based on assets at December 31, 1999, Sovereign is the largest thrift holding company and the third largest bank headquartered in Pennsylvania.

     On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. This transaction was accounted for as a purchase.

     On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a $50 million privately held specialty leasing company headquartered in Commack, New York. Network provides financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United States. This acquisition was accounted for as a purchase.

     On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. Sovereign will purchase approximately $12 billion of deposits, $9 billion of loans and 285 community banking offices. The acquisition, which results in the creation of Sovereign Bank New England, the third largest bank in New England, includes the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign is acquiring a substantial portion of the middle market and small business-lending groups from Fleet Bank in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition includes the purchase of fully functioning business units, with the necessary management, relationship officers, support staffs, and other infrastructure for the acquired loans and deposits to be fully serviced. For additional information with respect to the Sovereign Bank New England Acquisition see part II, Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations" hereof.

     Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern and northcentral Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York and several New England States.

     Sovereign operates in a heavily regulated environment. Changes in laws and regulations affecting it and its subsidiaries may have an impact on its operations. See "Business--Supervision and Regulation."

     For additional information with respect to Sovereign's business activities, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" hereof.

SUBSIDIARIES

     Sovereign has six wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Delaware Escrow Company, Sovereign Capital Trust I, Sovereign Capital Trust II, and ML Capital Trust I. Sovereign Delaware Investment Corporation is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. Sovereign Delaware Escrow Company is a Delaware corporation created expressly for holding in escrow the proceeds of the debt and equity issuances to finance the Sovereign Bank New England transaction. Sovereign Capital Trust I and Sovereign Capital Trust II are special-purpose statutory trusts, created expressly for the issuance of preferred capital securities, which solely holds subordinated debentures of Sovereign. ML Capital Trust I is a special-purpose statutory trust created expressly for the issuance of preferred capital securities.

     Sovereign Bank has the following wholly-owned subsidiaries: Main Line Abstract Corporation, 1130 Abstract, Inc., 201 Associates, Inc., First Lancaster Financial Corp., Sovereign Trust Company, and Sovereign REIT Holdings, Inc. Main Line Abstract Corporation and 1130 Abstract Inc. are Pennsylvania corporations whose primary functions are to act as title insurance agencies and abstract companies. 201 Associates, Inc. is a Delaware corporation whose primary purpose is to hold certain investment securities. First Lancaster Financial Corp. is a Pennsylvania corporation whose primary function is to act as a holding company for Sovereign Annuity Corp. and The Sovereign Agency, Inc. Sovereign Annuity Corp. is a New Jersey corporation whose primary purpose is to market investment securities, mutual funds and insurance annuities. The Sovereign Agency, Inc. is a New Jersey corporation whose primary purpose is to market insurance products. The Sovereign Trust Company is a New Jersey corporation whose primary function is to perform trust services. Sovereign REIT Holdings, Inc. is a Delaware corporation whose primary purpose is to act as a holding company for Sovereign Real Estate Investment Trust ("REIT"). Sovereign REIT is a Delaware business trust whose primary purpose is to invest in and manage certain real estate assets.

     Federal regulations generally permit federally-chartered savings institutions to invest up to 2% of assets in the capital stock of, and make secured and unsecured loans to, certain types of subsidiary service corporations. At December 31, 1999, Sovereign Bank was authorized to have a maximum investment of approximately $507.0 million in such subsidiaries, pursuant to applicable federal regulations. As of such date, Sovereign Bank had a total investment of $46.7 million in subsidiary service corporations, which excludes 201 Associates, Inc., Sovereign Trust Company, and Sovereign REIT Holdings, Inc., as they are considered to be operating subsidiaries for purposes of this test.

EMPLOYEES

     At December 31, 1999, Sovereign had 3,923 full-time and 573 part-time employees. None of these employees are represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

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

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 1999, no individual corporation or other entity owned more than 10% of Sovereign's capital stock.

     Regulatory Capital Requirements. OTS regulations require savings associations to maintain a minimum tangible capital ratio of not less than 2.0%, a minimum core capital, or "leverage" ratio of not less than 3% and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks. Federal banking agencies are required to ensure that their risk-based capital guidelines take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities. In August 1995, the federal banking agencies, including the OTS, issued a rule modifying their then-existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a depository institution's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating an institution's capital adequacy. The new rule does not establish a measurement framework for assessing an institution's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual institution's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing an institution's capital adequacy for interest rate risk is transitional. The second step of the federal banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies may implement this second step at some future date.

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

     If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 1999, Sovereign Bank met the criteria to be classified as "well-capitalized."

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

     Insurance of Accounts and Regulation by the FDIC. Sovereign Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate an institution's deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier I or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier I risk-based capital ratios of less than 4% of a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. Sovereign Bank is in the category of institutions that pay no deposit insurance premiums. However, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current rate for Savings Association Insurance Fund insured institutions is 5.9 basis points for each $100 in domestic deposits, while Bank Insurance Fund insured institutions pay an assessment equal to 1.2 basis points for each $100 in domestic deposits. After January 1, 2000, the Financing Corporation assessments for Savings Association Insurance Fund and Bank Insurance Fund insured institutions will be the same. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

      New Legislation. Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. As Sovereign is a savings and loan holding company, many of the provisions of the new legislation do not apply to it. The new law does change the status of Sovereign, however, in that Sovereign can no longer become part of a non-financial group of companies, as it could under prior law. Sovereign is still permitted to acquire non-financial companies, however.

     The new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators are authorized to adopt rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. The new law also requires any CRA agreement entered into between a bank and a community group to be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

ITEM 2.  PROPERTIES.

     Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign Bank's executive offices and operations center.

     Sovereign Bank has 315 branch and loan production offices. Sovereign owns 162 of these offices and leases 153. Sovereign Bank also leases several other facilities throughout its market area to support its various administrative functions.

ITEM 3.  LEGAL PROCEEDINGS.

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 29, 2000, is set forth below:

          Richard E. Mohn--Age 68. Mr. Mohn was elected the Chairman of the Board of Sovereign on April 24, 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is the retired Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

          Jay S. Sidhu--Age 48. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 21, 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

          Lawrence M. Thompson, Jr.--Age 47. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign and Chief Operating Officer and Secretary of Sovereign Bank. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer--Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

          Dennis S. Marlo--Age 57. Mr. Marlo was appointed Chief Financial Officer and Treasurer of Sovereign on May 19, 1998. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 29, 2000, the total number of holders of Sovereign's common stock was 17,098.

     The high and low bid prices reported on the NASDAQ National Market system for Sovereign's common stock for 1999, adjusted to reflect all stock dividends and splits, were $26.250 and $7.000 and for 1998 were $22.188 and $9.000, respectively.

     During 1999, Sovereign paid a cash dividend of $.021 per share in the first quarter, $.026 per share in the second quarter, $.027 per share in the third quarter and $.024 per share in the fourth quarter. During 1998, Sovereign paid a cash dividend of $.020 per share in the first quarter, $.023 per share in the second quarter, $.020 per share in the third quarter and $.021 per share in the fourth quarter. During 1997, Sovereign paid a cash dividend of $.037 per share in the first quarter, $.038 in the second quarter, $.036 in the third quarter and $.017 in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits.

     For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see part I, Item 1 "Business--Supervision and
Regulation--Regulatory Capital Requirements" and Note 12 at Item 8 "Financial Statements and Supplementary Data" hereof.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                        SELECTED FINANCIAL DATA(1)
                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
                                                 1999             1998             1997             1996             1995
                                              -----------      -----------      -----------      -----------      -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance Sheet Data
Total assets................................  $26,607,112      $21,913,873      $17,655,455      $15,298,690      $13,082,579
Loans.......................................   14,226,540       11,285,840       11,324,122        9,595,495        7,591,107
Allowance for loan losses...................     (132,986)        (133,802)        (116,823)         (73,847)         (67,515)
Investment securities.......................   10,392,263        8,502,082        5,372,713        5,012,118        4,695,805
Deposits....................................   11,719,646       12,322,716        9,515,294        8,660,684        8,548,888
Borrowings..................................   12,663,138        7,902,239        6,863,643        5,599,109        3,566,857
Stockholders' equity........................    1,821,495        1,204,068        1,047,795          889,751          843,733
Summary Statement of Operations
Total interest income.......................  $ 1,607,329      $ 1,355,371      $ 1,178,777      $ 1,016,826      $   838,261
Total interest expense......................      992,673          861,759          746,695          629,860          518,483
                                              -----------      -----------      -----------      -----------      -----------
Net interest income.........................      614,656          493,612          432,082          386,966          319,778
Provision for loan losses...................       30,000           27,961           41,125           22,685           13,119
                                              -----------      -----------      -----------      -----------      -----------
Net interest income after provision for loan
  losses....................................      584,656          465,651          390,957          364,281          306,659
Other income................................      130,342          105,181           48,688           63,379           42,908
Other expenses(2)...........................      446,384          359,626          269,783          289,773          199,647
                                              -----------      -----------      -----------      -----------      -----------
Income before income taxes..................      268,614          211,206          169,862          137,887          149,920
Income tax provision........................       89,315           74,751           67,324           47,509           51,051
                                              -----------      -----------      -----------      -----------      -----------
Net income..................................  $   179,299      $   136,455      $   102,538      $    90,378      $    98,869
                                              ===========      ===========      ===========      ===========      ===========

Share Data(3)
Common shares outstanding at end of period
  (in thousands)............................      225,470          159,727          141,218          134,000          130,762
Preferred shares outstanding at end of
  period (in thousands).....................           --               --            1,996            2,000            2,000
Basic earnings per share(4).................  $      1.02      $       .88      $       .70      $       .63      $       .68
Diluted earnings per share(4)...............  $      1.01      $       .85      $       .66      $       .59      $       .66
Book value per share at end of period(5)....  $      8.08      $      7.54      $      7.42      $      6.64      $      6.45
Common share price at end of period.........  $      7 29/64   $     14 1/4     $      1 75/16   $      9 1/8     $      6 11/16
Dividends per common share(6)...............  $      0.098     $       .084     $       .114     $       .140     $       .119

Selected Financial Ratios
Dividend payout ratio(7)....................          9.7%             9.9%            17.3%            23.7%            18.0%
Return on average assets....................          .75%             .70%             .63%             .63%             .83%
Return on average equity....................        13.20%           12.42%           10.92%           10.34%           12.60%
Equity to assets............................         6.85%            5.49%            5.93%            5.82%            6.45%

------------------

(1) All selected financial data has been restated to reflect those acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2) Other expenses for the year ended December 31, 1999 include special charges related to merger and other integration expenses of $30.8 million. See Reconciliation of Net Income to Operating Earnings in Part II, Item 7 "Management's Discussion and Analysis" hereof.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

(4) The 1998 and 1997 results include the merger-related charges of $33.5 million (after-tax) and $36.7 million (after-tax), respectively, resulting from Sovereign's acquisitons during 1998 and 1997. Excluding the merger-related charges, basic earnings per share and diluted earnings per share were $1.10 and $1.06, respectively, for 1998 and $.97 and $.89, respectively, for 1997. The 1996 results include the non-recurring SAIF assessment of $24.9 million (after-tax). Excluding the non-recurring SAIF assessment, basic earnings per share and diluted earnings per share for 1996 were $.81 and $.76, respectively.

(5) Book value is calculated using equity divided by common shares.

(6) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

(7) The dividend payout ratio is calculated using dividends per common share divided by diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General. Sovereign reported cash earnings for 1999 of $231 million, or $1.34 per share, up from $188 million and $1.17 per share in 1998. This represents an increase in cash earnings of 23% and a 15% increase in cash earnings per share. Operating earnings for 1999 were $202 million, an increase of 19% from 1998 operating earnings of $170 million. Operating earnings per share for 1999 was $1.18, an increase of 11% over 1998 operating earnings per share of $1.06. Net income for 1999 was $179 million or $1.01 per share. Net income for 1998 was $136 million or $.85 per share. On an operating basis, return on average equity and return on average assets were 15.51% and .85%, respectively, for 1999 compared to 15.47% and .87%, respectively, for 1998.

     Operating earnings exclude the following special charges for 1999 and 1998: merger-related and integration charges related to acquisitions, as well as the impact on net interest income and shares outstanding from the early issuance of certain debt and equity instruments issued to finance Sovereign's pending New England retail banking and middle market lending acquisition from FleetBoston ("Sovereign Bank New England"). Special charges were $23.0 million after tax for the year ended December 31, 1999 and $33.5 million after tax for the year ended 1998.

     Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense.

     A reconciliation of net income to operating earnings is presented below:

               RECONCILIATION OF NET INCOME TO OPERATING EARNINGS
   (Dollars in thousands, except per share data -- all amounts are after tax)

                                                                  YEAR-ENDED DECEMBER 31,
                                                            -----------------------------------
                                                                   TOTAL            PER SHARE
                                                            -------------------   -------------
                                                              1999       1998     1999    1998
                                                            --------   --------   -----   -----
Net income as reported....................................  $179,299   $136,455   $1.01   $0.85
Net negative carry on escrowed bond proceeds(1)...........     3,123         --    0.02      --
Merger-related and integration costs recorded during the
  period..................................................    20,576     33,533    0.12    0.21
Expense on convertible trust preferred securities
  ("PIERS")(1)............................................     2,125         --    0.01      --
Assumed income from reinvestment of net proceeds of common
  equity and PIERS(1).....................................    (2,827)        --   (0.02)     --
Impact of additional shares outstanding for 1999 common
  and PIERS securities offerings(2).......................        --         --    0.04      --
                                                            --------   --------   -----   -----
Operating earnings(2).....................................  $202,296   $169,988   $1.18   $1.06
                                                            ========   ========   =====   =====
Cash earnings(2)..........................................  $231,467   $188,177   $1.34   $1.17
                                                            ========   ========   =====   =====

------------------

(1) As part of the agreement to purchase Sovereign Bank New England, Sovereign was required to raise $1.8 billion of debt or equity capital by December 15, 1999. Substantially all of the funds were required to be escrowed with limited ability to reinvest the proceeds between the closing of the financing and the assumption of the FleetBoston branches. Consequently, the excess of interest expense and trust preferred expense over income earned on the raised capital has resulted in a net reduction in net income of $3.7 million ($2.4 million after-tax) for the year ended December 31, 1999, comprised of the following components: a) a net negative impact of $4.7 million ($3.1 million after-tax) to net interest income; b) $3.1 million ($2.1 million after-tax) of expense associated with PIERS issued in November, 1999; c) an assumed $4.4 million ($2.8 million after-tax) of income from the re-investment of the proceeds of the Trust Preferred Securities and the common stock offerings in November, 1999.

(2) Operating earnings per share and cash earnings per share are calculated using weighted average shares of 172 million, which excludes the average effect of the 43.8 million shares issued in the November, 1999 offering.

     All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect all stock dividends and stock splits.

     Acquisitions. Sovereign's financial results for 1999 include the following significant events: (For additional information with respect to Sovereign's 1999 acquisition activity, see Note 2 in the "Notes to Consolidated Financial Statements" hereof).

     Network. On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a privately held specialty leasing company headquartered in Commack, New York. The acquisition was accounted for as a purchase and had total assets of approximately $50 million.

     Peoples. On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added loans, deposits, and equity to Sovereign of approximately $503 million, $515 million, and $291 million, respectively.

     Sovereign Bank New England. On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. Sovereign will purchase approximately $12 billion of deposits, $9 billion of loans and 285 community banking offices. The acquisition, which results in the creation of Sovereign Bank New England, the third largest bank in New England, includes the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign is acquiring a substantial portion of the middle market and small business-lending groups from Fleet in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition includes the purchase of fully functioning business units, with the necessary management, relationship officers, support staffs, and other infrastructure for the acquired loans and deposits to be fully serviced.

                             ACQUISITION TIMETABLE

         DATE                        DIVESTED UNITS                 DEPOSITS     BRANCHES      LOANS
         ----                        --------------               ------------   --------   ------------
March 24, 2000.........  Rhode Island, Connecticut (BankBoston)   $4.0 billion      90      $3.2 billion
June 16, 2000..........  Eastern Mass (Fleet)                     $4.0 billion      86      $3.5 billion
July 21, 2000..........  Central Mass, New Hampshire (Fleet)      $4.0 billion     109      $2.4 billion

     In February, 2000, Sovereign received approval from the Office of Thrift Supervision for the transaction subject to certain conditions at each acquisition date. Total potential consideration for the consumer and banking franchise is 12% of acquired deposits, or approximately $1.4 billion. Sovereign will pay approximately $1.1 billion as the purchases are completed according to the above schedule. Sovereign will pay the remaining $340 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-compete obligations under the agreement. Sovereign paid a non-refundable deposit of $200 million to FleetBoston in connection with the acquisition, and their obligation to close each of the acquisitions is unconditional.

     Sovereign raised approximately $1.8 billion of debt and equity in November and December, 1999, to finance the acquisition. See Liquidity and Capital Resources for a more complete description of these financings.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Interest Income. Net interest income for 1999 was $615 million compared to $494 million for 1998. This growth represents an increase of 24% and was primarily due to an internal commercial and consumer loan growth, recent acquisitions, an increase in average balances in investment securities available for sale and growth in core deposits. Net interest margin -- operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds relating to the pending acquisition of Sovereign Bank New England, divided by average interest-earning assets -- see Reconciliation of Net Income to Operating Earnings) was 2.88% for 1999 compared to 2.79% for 1998.

     Interest on interest-earning deposits was $4.7 million for 1999 compared to $7.4 million for 1998. The average balance of interest-earning deposits was $15.2 million with an average yield of 31.12%for 1999 compared to an average balance of $56.4 million with an average yield of 13.12%for 1998. The high yields on interest-earning deposits were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in future years.

     Interest on investment securities available-for-sale was $544 million for 1999 compared to $284 million for 1998. The average balance of investment securities available-for-sale was $8.1 billion with an average yield of 6.85%for 1999 compared to an average balance of $4.3 billion with an average yield of 6.75% for 1998. The increase in the average balance of investment securities available-for-sale was due to Sovereign's realignment of its investment portfolio, and an active decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $99.8 million for 1999 compared to $182 million for 1998. The average balance of investment securities held-to-maturity was $1.4 billion with an average yield of 6.94% for 1999 compared to an average balance of $2.5 billion with an average yield of 7.22% for 1998. The decrease in the yield at year end, and the majority of the year-end balance, is associated with the escrowed proceeds from the November offerings related to the FleetBoston acquisition.

     Interest and fees on loans were $959 million for 1999 compared to $881 million for 1998. The average balance of net loans was $12.4 billion with an average yield of 7.77% for 1999 compared to an average balance of $11.1 billion with an average yield of 7.94% for 1998. The increases in average loan volume were primarily the result of Sovereign's significant progress during the year in increasing its emphasis in commercial and consumer lending. The increases in volume were offset slightly by an overall decrease in rates.

     Interest on total deposits was $428 million for 1999 compared to $440 million for 1998. The average balance of total deposits was $12.0 billion with an average cost of 3.57% for 1999 compared to an average balance of $10.7 billion with an average cost of 4.11% for 1998. The increase in the average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's emphasis on attracting lower-cost core deposits from small and medium size corporations, governmental units and consumers, and the CoreStates branch acquisition in September 1998.

     Interest on total borrowings was $565 million for 1999 compared to $421 million for 1998. The average balance of total borrowings was $10.3 billion with an average cost of 5.47% for 1999 compared to an average balance of $7.4 billion with an average cost of 5.69% for 1998. The increase in the average balance was the result of both balance sheet growth and funding requirements needed in anticipation of the pending acquisition of assets and liabilities from FleetBoston. The decrease in the average cost of borrowings was due to a higher proportion of short-term borrowings in the current year versus prior year, and a slight overall decrease in interest rates.

     Table 1 presents a summary of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

                          TABLE 1: NET INTEREST MARGIN

                                                      YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------
                                             1999                                1998
                               ---------------------------------   ---------------------------------
                                 AVERAGE                  YIELD/     AVERAGE                  YIELD/
                                 BALANCE      INTEREST     RATE      BALANCE      INTEREST     RATE
                               -----------   ----------   ------   -----------   ----------   ------
Interest-earning assets:
Interest-earning deposits....  $    15,170   $    4,721   31.12%   $    56,389   $    7,397   13.12%
Investment securities
  available-for-sale(1)......    8,079,731      543,631    6.85      4,336,872      284,392    6.75
Investment securities
  held-to-maturity...........    1,440,894       99,813    6.94      2,530,143      182,499    7.22
Net loans(2)(3)..............   12,379,295      959,164    7.77     11,105,400      881,083    7.94
                               -----------   ----------   -----    -----------   ----------   -----
Total interest-earning
  assets.....................   21,915,090    1,607,329    7.39     18,028,804    1,355,371    7.57
Non-interest-earning
  assets.....................    2,027,003           --      --      1,589,937           --      --
                               -----------   ----------   -----    -----------   ----------   -----
    Total assets.............  $23,942,093   $1,607,329    6.76%   $19,618,741    1,355,371    6.96
                               ===========   ----------   -----    ===========   ----------   -----
Interest-bearing liabilities:
Deposits:
  Demand deposit and NOW
    accounts.................  $ 2,607,000   $   21,851     .84    $ 1,712,730   $   16,387     .96
  Savings accounts...........    2,246,127       58,333    2.60      2,126,149       62,694    2.95
  Money market accounts......    1,288,581       50,246    3.90      1,173,889       45,055    3.84
  Certificates of deposit....    5,836,785      297,625    5.10      5,688,568      316,164    5.56
                               -----------   ----------   -----    -----------   ----------   -----
    Total deposits...........   11,978,493      428,055    3.57     10,701,336      440,300    4.11
Total borrowings.............   10,330,125      564,618    5.47      7,404,186      421,459    5.69
                               -----------   ----------   -----    -----------   ----------   -----
Total interest-bearing
  liabilities . .               22,308,618      992,673    4.45     18,105,522      861,759    4.76
Non-interest-bearing
  liabilities................      274,858           --      --        414,719           --      --
                               -----------   ----------   -----    -----------   ----------   -----
    Total liabilities........   22,583,476      992,673    4.40     18,520,241      861,759    4.65
Stockholders' equity.........    1,358,617           --      --      1,098,500           --      --
                               -----------   ----------   -----    ===========   ----------   -----
    Total liabilities and
      stockholders' equity...  $23,942,093   $  992,673    4.15    $19,618,741   $  861,759    4.39
                               ===========   ----------   -----    ===========   ----------   -----
Net interest net spread(4)...                              2.62%                               2.56%
                                                          =====                               =====
Net interest income/net
  interest margin(5).........                $  614,656    2.86%                 $  493,612    2.79%
                                             ==========   =====                  ==========   =====
Net interest margin-operating
  basis(6)...................                              2.88%                               2.79%
                                                          -----                               -----
Ratio of interest-earning
  assets to interest-bearing
  liabilities................                               .98x                               1.00x
                                                          =====                               =====

                                    YEAR ENDED DECEMBER 31,
                               ---------------------------------
                                             1997
                               ---------------------------------
                                 AVERAGE                  YIELD/
                                 BALANCE      INTEREST     RATE
                               -----------   ----------   ------
Interest-earning assets:
Interest-earning deposits....  $    32,261   $    5,392   16.71%
Investment securities
  available-for-sale(1)......    1,566,975      102,123    6.77
Investment securities
  held-to-maturity...........    3,902,940      279,900    7.18
Net loans(2)(3)..............   10,138,964      791,362    7.82
                               -----------   ----------   -----
Total interest-earning
  assets.....................   15,641,140    1,178,777    7.57
Non-interest-earning
  assets.....................      689,618           --      --
                               -----------   ----------   -----
    Total assets.............  $16,330,758   $1,178,777    7.25
                               ===========   ----------   -----
Interest-bearing liabilities:
Deposits:
  Demand deposit and NOW
    accounts.................  $ 1,157,372   $    7,967     .69
  Savings accounts...........    1,946,404       58,974    3.03
  Money market accounts......      834,933       33,719    4.04
  Certificates of deposit....    5,069,113      278,153    5.49
                               -----------   ----------   -----
    Total deposits...........    9,007,822      378,813    4.21
Total borrowings.............    6,164,004      367,882    5.97
                               -----------   ----------   -----
Total interest-bearing
  liabilities . .               15,171,826      746,695    4.92
Non-interest-bearing
  liabilities................      220,047           --      --
                               -----------   ----------   -----
    Total liabilities........   15,391,873      746,695    4.85
Stockholders' equity.........      938,885           --      --
                               ===========   ----------   -----
    Total liabilities and
      stockholders' equity...  $16,330,758   $  746,695    4.57
                               ===========   ----------   -----
Net interest net spread(4)...                              2.68%
                                                          =====
Net interest income/net
  interest margin(5).........                $  432,082    2.79%
                                             ==========   =====
Net interest margin-operating
  basis(6)...................                              2.79%
                                                          -----
Ratio of interest-earning
  assets to interest-bearing
  liabilities................                              1.03x
                                                          =====

------------------
(1) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997 were $9.7 million, $8.1 million and $3.9 million, respectively, and are based on an effective tax rate of 35%.
(2) Amortization of net fees of $10.4 million, $2.6 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.
(3) The tax equivalent adjustments for the years ended December 31, 1999, 1998 and 1997, were $2.5 million, $1.1 million and $1.0 million, respectively, and are based on an effective tax rate of 35%.
(4) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.
(5) Represents tax equivalent net interest income divided by average interest-earning assets.
(6) Represents net interest margin adjusted to eliminate the negative impact from escrowed financing proceeds relating to the pending acquisition of Sovereign Bank New England. Sovereign was required to raise $1.8 billion of debt and equity capital by December 15, 1999. Substantially all of the proceeds were required to be escrowed with limited ability to reinvest between closing of the financings and the assumption of the FleetBoston branches.

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

                         TABLE 2: VOLUME/RATE ANALYSIS

                                                               YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                                   1999 VS. 1998                    1998 VS. 1997
                                                INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                           ------------------------------   ------------------------------
                                            VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                           --------   --------   --------   --------   --------   --------
Interest-earning assets:
  Interest-earning deposits..............  $ (5,407)  $  2,731   $ (2,676)  $  4,033   $ (2,028)  $  2,005
  Investment securities
    available-for-sale...................   245,439     13,800    259,239    180,520      1,749    182,269
  Investment securities
    held-to-maturity.....................   (78,567)    (4,119)   (82,686)   (98,450)     1,049    (97,401)
  Net loans(1)...........................   101,069    (22,988)    78,081     75,432     14,289     89,721
                                                                 --------                         --------
Total interest-earning assets............                         251,958                          176,594
                                                                 --------                         --------
Interest-bearing liabilities:
  Deposits...............................    52,548    (64,793)   (12,245)    71,219     (9,732)    61,487
  Borrowings.............................   166,549    (23,390)   143,159     74,017    (20,440)    53,577
                                                                 --------                         --------
Total interest-bearing liabilities.......                         130,914                          115,064
                                                                 --------                         --------
Net change in net interest income........  $ 43,437   $ 77,607   $121,044   $ 16,299   $ 45,231   $ 61,530
                                           ========   ========   ========   ========   ========   ========

------------------
(1) Includes non-accrual loans and loans held for sale.

     Provision for Loan Losses. The provision for loan loss expense is based upon credit loss experience and on estimation of losses inherent in the current loan portfolio. The provision for loan losses for 1999 was $30.0 million compared to $28.0 million for 1998.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products, and as Sovereign continues to place emphasis on commercial and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss allowance as is necessary. Historically, Sovereign's additions to its loan loss allowance (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. During 1998, Sovereign established an initial loan loss allowance of $20.5 million related to $725 million of loans acquired in connection with its CoreStates branch acquisition. Excluding charge-offs of $7.0 million incurred as part of an accelerated disposition of non-performing residential loans during the second and fourth quarters of 1999, as shown in Table 3 on the next page, the 1999 loan loss provision is in excess of net charge-offs.

     Sovereign's net charge-offs for 1999 were $35.6 million and consisted of charge-offs of $55.0 million and recoveries of $19.4 million. This compares to 1998 net charge-offs of $33.6 million consisting of charge-offs of $46.3 million and recoveries of $12.7 million. The ratio of net loan charge-offs to average loans, including loans held for sale, was .29% for 1999, compared to .30% for 1998 and .18% for 1997. Commercial loan net charge-offs as a percentage of average commercial loans were .11% for 1999, compared to .14% for 1998 and .14% for 1997. Consumer loan net charge-offs as a percentage of average consumer loans were .48% for 1999, compared to .80% for 1998 and .55% for 1997. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .23% for 1999,
 .08% for 1998, and .11% for 1997. Sovereign's increased level of consumer and commercial loan charge-offs in 1998 was primarily related to Sovereign's acquisition activity during the two preceding years and principally the result of higher indirect automobile loan charge-offs, substantially all of which are related to Sovereign's acquisition of Fleet Financial Group, Inc.'s ("Fleet") Auto Finance Division ("Fleet Auto") during 1997. The increased level of residential mortgage loan net charge-offs were the result of the $7.0 million accelerated net charge-offs previously described. In Sovereign's experience, a strategy that involves the accelerated resolution of certain problem assets is more appropriate than a long-term workout approach.

     Table 3 presents the activity in the allowance for loan losses for the years indicated (in thousands):

            TABLE 3: RECONCILIATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           DECEMBER 31,
                                                  --------------------------------------------------------------
                                                    1999          1998          1997         1996         1995
                                                  --------      --------      --------      -------      -------
Allowance, beginning of year....................  $133,802      $116,823      $ 73,847      $67,515      $64,611
Charge-offs:
  Residential(1)................................    14,038         6,223         8,869       11,016        9,546
  Commercial....................................     4,659         3,220         3,687        5,846        2,563
  Consumer......................................    36,326        36,887        11,628        2,079          962
                                                  --------      --------      --------      -------      -------
    Total charge-offs...........................    55,023        46,330        24,184       18,941       13,071
                                                  --------      --------      --------      -------      -------
Recoveries:
  Residential...................................     1,629         1,134         1,040        1,376          923
  Commercial....................................     1,429           839         2,264          133          201
  Consumer......................................    16,350        10,715         2,079          363          227
                                                  --------      --------      --------      -------      -------
    Total recoveries............................    19,408        12,688         5,383        1,872        1,351
                                                  --------      --------      --------      -------      -------
Charge-offs, net of recoveries..................    35,615        33,642        18,801       17,069       11,720
Provision for loan losses.......................    30,000        27,961        41,125       22,685       13,119
Acquired allowance and other additions(2).......     4,799        22,660        20,652          716        1,505
                                                  --------      --------      --------      -------      -------
Allowance, end of year..........................  $132,986      $133,802      $116,823      $73,847      $67,515
                                                  ========      ========      ========      =======      =======
Charge-offs, net of recoveries to average total
  loans.........................................      .285%         .300%         .184%        .193%        .159%
                                                  ========      ========      ========      =======      =======

------------------

(1) The 1999 residential charge-offs include $7.0 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the second and fourth quarters of 1999.

(2) For 1999, acquired allowance relate entirely to Sovereign's June 1999 acquisition of Peoples Bancorp, Inc. For 1998, acquired allowance and other additions include $20.5 million of loan loss allowance established in connection with the CoreStates branch acquisition. For 1997, acquired allowance and other additions represent $22.0 million of loan loss allowance established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State.

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

     Other Income. Total other income was $130 million for 1999 compared to $105 million for 1998. Several factors contributed to the increase in other income as discussed below.

     Retail banking fees were $49.2 million for 1999 compared to $31.1 million for 1998. This increase was primarily due to an increase in the number of Sovereign's transaction accounts and active fee collection efforts due in part to customer relationships acquired in the CoreStates and Peoples' acquisitions.

     Mortgage banking revenues were $29.9 million for 1999 compared to $28.2 million for 1998. At December 31, 1999, Sovereign serviced $10.2 billion of its own loans and $5.7 billion of loans for others. This compares to $9.2 billion of its own loans and $6.7 billion of loans for others at December 31, 1998.

     Loan fees and service charges were $8.9 million for 1999 compared to $7.1 million for 1998. Loan fees and service charges relate primarily to Sovereign's non-residential loan portfolios, and the growth period to period is the result of growth in the commercial and consumer loan portfolios due to internal growth and acquisitions.

     Net gains on sales of loans and investment securities were $4.3 million for 1999 compared to $19.8 million for 1998, which included net investment security gains of $3.7 million and $15.8 million, and net gains on sales of loans of $0.6 million and $4.0 million in 1999 and 1998, respectively. This decrease was in part due to a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998, and gains on sales of investment securities available-for-sale during 1998.

     Income from bank-owned life insurance ("BOLI") was $22.8 million for 1999 compared to $12.6 million for 1998. This increase was primarily due to an additional investment in BOLI, which was made during the first quarter of 1999.

     General and Administrative Expenses. Total general and administrative expenses were $393 million for 1999 compared to $327 million. Included in 1998 total general and administrative expenses were $49.9 million of merger-related charges. The increase in general and administrative expenses for 1999 was primarily due to Sovereign's overall franchise growth (including the full year impact of the CoreStates branch acquisition completed September 4, 1998, and inclusion of the Peoples acquisition from June 30, 1999), $30.8 million of merger, integration and other charges related to Sovereign's recent and pending acquisitions, and start-up costs related to the formation of Sovereign's Capital Markets Group and 1stwebbankdirect.com during the fourth quarter of 1999. The remaining increase in expenses are related to Sovereign's Year 2000 and other technology initiatives, and expansion in its corporate banking business line during the year. Included in 1998 total general and administrative expenses were $49.9 million of merger-related charges. Sovereign's efficiency ratio (all operating general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1999 was 48.6% compared to 46.6% for 1998.

     Other Operating Expenses. Total other operating expenses were $53.5 million for 1999 compared to $32.3 million for 1998. Other operating expenses included amortization of goodwill and other intangible assets of $38.0 million for 1999 compared to $20.6 million for 1998, Trust Preferred Securities expense of $15.4 million for 1999 compared to $12.5 million for 1998, and other net real estate owned ("OREO") losses of $95,000 for 1999 compared to net OREO gains of $804,000 for 1998. This increase in amortization expense for goodwill and other intangible assets is due to Sovereign's September 1998 CoreStates branch acquisition. Trust Preferred Securities expense increased due to the issuance of additional securities in November.

     Income Tax Provision. The income tax provision was $89.3 million for 1999 compared to $74.8 million for 1998. The effective tax rate for 1999 was 33.2% compared to 35.4% for 1998. The effective tax rate for 1999 includes the effect of Sovereign's increased investment in BOLI during the first quarter of 1999. For additional information with respect to Sovereign's income taxes, see Note 15 in the "Notes to Consolidated Financial Statements" hereof.

FINANCIAL CONDITION

     Loan Portfolio. Sovereign's loan portfolio at December 31, 1999 was $14.2 billion compared to $11.3 billion at December 31, 1998. Sovereign's loan portfolio has increased as a result of strong originations during the year.

     With its increased focus on non-residential lending and Sovereign's acquisition activity over the past few years, at December 31, 1999, Sovereign's total loan portfolio included $4.1 billion of commercial loans and $4.5 billion of consumer loans, including $2.0 billion of outstanding home equity loans secured primarily by second mortgages on owner-occupied one-to-four family residential properties and $1.9 billion of auto loans. This compares to $2.3 billion of commercial loans and $3.8 billion of consumer loans, including $1.8 billion of outstanding home equity loans and $1.5 billion of auto loans, at December 31, 1998. Additionally, at December 31, 1999, Sovereign has extended $1.0 billion and $572 million of unused commitments for commercial loans and home equity lines of credit, respectively. At December 31, 1999, Sovereign's total loan portfolio included $5.6 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four family residential properties compared to $5.1 billion at December 31, 1998.

     Over the past few years, Sovereign has increased its emphasis on commercial and consumer loan originations evidenced by $3.2 billion of commercial loans closed during 1999, compared to $1.3 billion of commercial loans closed during 1998. This increase was due to strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, significant staffing increases in Sovereign's commercial banking unit, and Sovereign's recent acquisitions.

     Sovereign closed $2.3 billion of consumer loans during 1999 compared to $2.0 billion of consumer loans for 1998. This increase was primarily the result of home equity loan originations of approximately $492 million and indirect auto loan originations of approximately $735 million during 1999.

     Total production of first mortgage loans was $2.9 billion in 1999 of which $1.6 billion were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $2.1 billion and $1.9 billion of fixed rate loans sold for 1998.

     Table 4 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

                     TABLE 4: COMPOSITION OF LOAN PORTFOLIO

                                                             AT DECEMBER 31,
                       --------------------------------------------------------------------------------------------
                               1999                    1998                    1997                    1996
                       ---------------------   ---------------------   ---------------------   --------------------
                         BALANCE     PERCENT     BALANCE     PERCENT     BALANCE     PERCENT    BALANCE     PERCENT
                       -----------   -------   -----------   -------   -----------   -------   ----------   -------
Residential real
 estate loans........  $ 5,623,295     39.5%   $ 5,113,537     45.3%   $ 6,634,271     58.6%   $7,381,820     76.9%
Residential
 construction
 loans...............       59,264       .4         62,536       .6        137,367      1.2       136,436      1.4
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
 Total Residential
   Loans.............    5,682,559     39.9      5,176,073     45.9      6,771,638     59.8     7,518,256     78.3
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
Commercial real
 estate loans........    1,516,953     10.7        887,938      7.9        664,943      5.9       511,071      5.3
Commercial loans.....    1,690,744     11.8        717,440      6.4        356,517      3.1       262,840      2.7
Automotive floor plan
 loans...............      730,623      5.2        578,147      5.1        279,757      2.5            --       --
Multi-family loans...      137,019      1.0        115,195      1.0        115,570      1.0       109,774      1.2
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
 Total Commercial
   Loans.............    4,075,339     28.7      2,298,720     20.4      1,416,787     12.5       883,685      9.2
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
Home equity loans....    1,957,945     13.8      1,750,883     15.5      1,050,304      9.3       800,559      8.3
Auto loans...........    1,936,980     13.6      1,510,676     13.4      1,553,318     13.7        73,393       .8
Loans to automotive
 lessors.............      288,636      2.0        252,856      2.2        267,033      2.3            --       --
Student loans........      249,279      1.8        256,744      2.3        190,440      1.7       211,358      2.2
Credit cards.........           --       --             --       --         54,887       .5        82,798       .9
Other................       35,802       .2         39,888       .3         19,715       .2        25,446       .3
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
 Total Consumer
   Loans.............    4,468,642     31.4      3,811,047     33.7      3,135,697     27.7     1,193,554     12.5
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
 Total Loans.........  $14,226,540    100.0%   $11,285,840    100.0%   $11,324,122    100.0%   $9,595,495    100.0%
                       ===========    =====    ===========    =====    ===========    =====    ==========    =====
Total Loans with:(1)
 Fixed rates.........  $ 8,707,951     61.2    $ 5,798,158     51.4%   $ 4,548,951     40.2%   $2,180,356     22.7%
 Variable rates......    5,518,589     38.8      5,487,682     48.6      6,775,171     59.8     7,415,139     77.3
                       -----------    -----    -----------    -----    -----------    -----    ----------    -----
   Total Loans.......  $14,226,540    100.0%   $11,285,840    100.0%   $11,324,122    100.0%   $9,595,495    100.0%
                       ===========    =====    ===========    =====    ===========    =====    ==========    =====

                         AT DECEMBER 31,
                       --------------------
                               1995
                       --------------------
                        BALANCE     PERCENT
                       ----------   -------
Residential real
 estate loans........  $6,059,064     79.8%
Residential
 construction
 loans...............     116,110      1.6
                       ----------    -----
 Total Residential
   Loans.............   6,175,174     81.4
                       ----------    -----
Commercial real
 estate loans........     358,334      4.7
Commercial loans.....     166,712      2.2
Automotive floor plan
 loans...............          --       --
Multi-family loans...     130,819      1.7
                       ----------    -----
 Total Commercial
   Loans.............     655,865      8.6
                       ----------    -----
Home equity loans....     648,033      8.5
Auto loans...........      14,267       .2
Loans to automotive
 lessors.............          --       --
Student loans........      14,232       .2
Credit cards.........      32,274       .4
Other................      51,262       .7
                       ----------    -----
 Total Consumer
   Loans.............     760,068     10.0
                       ----------    -----
 Total Loans.........  $7,591,107    100.0%
                       ==========    =====
Total Loans with:(1)
 Fixed rates.........  $1,896,384     25.0%
 Variable rates......   5,694,723     75.0
                       ----------    -----
   Total Loans.......  $7,591,107    100.0%
                       ==========    =====

------------------
(1) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed in "Management's Discussion and Analysis--Asset and Liability Management."

     Table 5 presents the contractual maturity of Sovereign's commercial loans at December 31, 1999 (in thousands):

                        TABLE 5: LOAN MATURITY SCHEDULE

                                                          AT DECEMBER 31, 1999, MATURING
                                              ------------------------------------------------------
                                              IN ONE YEAR   AFTER ONE YEAR     AFTER
                                                OR LESS       FIVE YEARS     FIVE YEARS     TOTAL
                                              -----------   --------------   ----------   ----------
Commercial real estate loans................   $164,561       $  491,530     $  860,862   $1,516,953
Commercial loans............................    656,954          582,022        451,768    1,690,744
Automotive floor plans loans................    129,596          509,191         91,836      730,623
Multi-family loans..........................      1,571           35,345        100,103      137,019
                                               --------       ----------     ----------   ----------
  Total.....................................   $952,682       $1,618,088     $1,504,569   $4,075,339
                                               ========       ==========     ==========   ==========
Loans with:
  Fixed rates...............................   $327,493       $  880,465     $  935,920   $2,143,878
  Variable rates............................    625,189          737,623        568,649    1,931,461
                                               --------       ----------     ----------   ----------
     Total..................................   $952,682       $1,618,088     $1,504,569   $4,075,339
                                               ========       ==========     ==========   ==========

     Sovereign's recent strategic acquisitions, coupled with expanded origination capacity, accelerated Sovereign's transition in becoming a Super Community Bank by increasing consumer and commercial loans to 60% of total loans in 1999, up from 54% in 1998. Commercial loan credit quality remains strong and the commercial loan division's growing portfolio is regularly examined for quality by an experienced internal credit review team. Larger commercial loans are allocated loan loss allowance based upon individual asset risk assessments.

     Credit Risk Management. Extending credit exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee.

     The Loan Review group conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. In response to Sovereign's increased emphasis on commercial and consumer lending, Sovereign has added to its loan review group by hiring loan review officers with significant commercial and consumer experience. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history, or other factors.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and address Sovereign's strategies for managing the related credit risk.

     Commercial Loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower's ability to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower's assets and by personal guarantees. Commercial Real Estate loans are originated primarily within the Pennsylvania, New Jersey, and New England market areas and are secured by developed real estate at conservative loan-to-values and often by a guarantee of the borrower. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

     Consumer Loans. Credit risk in the direct consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt to income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80% or credit insurance is purchased to limit exposure. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans. The portion of the consumer portfolio which is secured by real estate, vehicles, deposit accounts or government guarantees comprises 93% of the entire portfolio.

     Residential Loans. Sovereign originates fixed rate and adjustable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 1999 and 1998, residential loans accounted for 40% and 46% respectively, of the total loan portfolio. This decrease was the outcome of Sovereign's increased emphasis on commercial and consumer lending. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Credit risk is further reduced since a portion of Sovereign's fixed rate mortgage loan production and all of its sub-prime mortgage loan production is sold to investors in the secondary market without recourse.

     Collections. Sovereign closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at the monthly Committee meetings. Minutes from these meetings are submitted to the Board of Directors of Sovereign Bank.

     Approximately $168 million, or 1.18%, of the loans in the loan portfolio at December 31, 1999, were 30 to 89 days delinquent, compared to $231 million, or 2.05% of portfolio loans, at December 31, 1998. Sovereign also maintains a watch list for loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history or other factors.

     Non-Performing Assets. At December 31, 1999, Sovereign's non-performing assets were $84 million compared to $116 million at December 31, 1998. Non-performing assets as a percentage of total assets was .32% at December 31, 1999 compared to .53% at December 31, 1998. This decrease, both in dollars and as a percent of total assets, is a result in part of the aforementioned non-performing asset sales in the second and fourth quarters of 1999 and an active non-performing loan management program. At December 31, 1999, 47% of non-performing assets consisted of loans related to real estate or OREO. Another 4% of non-performing assets consist of indirect auto loans and other repossessed assets. Indirect auto loans delinquent in excess of 120 days carry an allowance allocation of 100%. Repossessed autos carry an allowance allocation of 50%. The remainder of Sovereign's non-performing assets consist principally of consumer loans, many of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% allowance allocation is assigned.

     Table 6 presents the composition of non-performing assets at the dates indicated (in thousands):

                           TABLE 6: NON-PERFORMING ASSETS

                                                                        AT DECEMBER 31,
                                                      ---------------------------------------------------
                                                       1999       1998       1997       1996       1995
                                                      -------   --------   --------   --------   --------
Non-accrual loans:
  Past due 90 days or more as to interest or
    principal:
    Real estate related.............................  $36,510   $ 63,258   $ 65,930   $ 78,715    $81,571
    Other...........................................   36,923     33,297     22,368     19,671     11,721
  Past due less than 90 days as to interest or
    principal:
    Real estate related.............................       --         --        555        639      3,884
    Other...........................................       --         --         --        160        739
                                                      -------   --------   --------   --------   --------
Total non-accrual loans.............................   73,433     96,555     88,853     99,185     97,915
Other...............................................    1,978      3,404      6,524         --         --
Restructured loans..................................    3,755        141        327      1,561      3,772
                                                      -------   --------   --------   --------   --------
Total non-performing loans..........................   79,166    100,100     95,704    100,746    101,687
Other real estate owned and other repossessed
  assets:
  Residential real estate owned.....................    2,344     12,147     11,299     13,669      9,988
  Commercial real estate owned......................    1,223        665        710      4,380     11,676
  Other repossessed assets..........................    1,762      2,772         --         --         --
                                                      -------   --------   --------   --------   --------
Total other real estate owned and other repossessed
  assets............................................    5,329     15,584     12,009     18,049     21,664
                                                      -------   --------   --------   --------   --------
Total non-performing assets.........................  $84,495   $115,684   $107,713   $118,795   $123,351
                                                      =======   ========   ========   ========   ========
Past due 90 days or more as to interest or principal
  and accruing interest(1)..........................  $10,238   $  9,975   $  7,053   $ 16,722   $  2,299
Non-performing assets as a percentage of total
  assets............................................      .32%       .53%       .61%       .78%       .94%
Non-performing loans as a percentage of total
  loans.............................................      .56        .89        .85       1.05       1.34
Non-performing assets as a percentage of total loans
  and other real estate owned.......................      .65       1.08       1.01       1.41       1.65
Allowance for loan losses as a percentage of total
  non-performing assets.............................    152.4      111.5      103.7       58.5       53.5
Allowance for loan losses as a percentage of total
  non-performing loans..............................    162.7      128.9      116.7       69.0       65.0

------------------
(1) Non-performing assets past due 90 days or more as to interest or principal and accruing interest include government guaranteed student loans of $8.3 million, $6.6 million, $6.7 million and $10.5 million at December 31, 1999, 1998, 1997, and 1996 respectively, and also included are auto loans past due between 90 and 120 days of $1.9 million, and $3.4 million at December 31, 1999 and 1998, respectively.

     Impaired Loans. At December 31, 1999 and 1998, the gross recorded investment in impaired loans totaled $108 million and $63.3 million, respectively. The increase in the investment in impaired loans at December 31, 1999 compared to December 31, 1998 was primarily the result of Sovereign's recent balance sheet transformation strategy which places more emphasis on building the commercial and consumer loan portfolios. Along with higher yields, these loan types also bring greater risk of impairment, especially as the portfolio becomes more seasoned. Sovereign classifies all commercial loans that are greater than 90 days delinquent on non-accrual status, and classifies certain criticized loans as impaired. Impaired loans includes a significant portion of potential problem loans discussed in a following paragraph. These are primarily commercial loans that have been classified internally but are not necessarily 90 days delinquent.

     Gross interest income for the years ended December 31, 1999, 1998 and 1997 would have increased by approximately $5.0 million, $9.5 million and $7.5 million, respectively, had Sovereign's period end non-accruing and restructured loans been current in accordance with their original terms and outstanding throughout the period. Interest income recorded on these loans for the years ended December 31, 1999, 1998, and 1997 was $2.1 million, $3.3 million and $2.4 million, respectively.

     Potential problem loans (consisting of loans for which management has doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $95.9 million at December 31, 1999 and consisted principally of commercial loans.

     Allowance for Loan Loss. The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the allowance. At December 31, 1999, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 1.79% compared to 2.95% at December 31, 1998. This decrease was primarily attributable to Sovereign's business decision to accelerate the disposition of certain non-performing residential mortgage loans, as well as improved collections efforts for its loan portfolio. Overall, management believes delinquencies, charge-offs and non-performing statistics are improved compared to previous years because of changes in Sovereign's underwriting and credit monitoring process during 1999, and the fact in the current year versus prior year, a larger percentage of Sovereign's loan portfolio (primarily indirect and commercial loans) represents internally generated loans that were underwritten using Sovereign's own underwriting policy. At December 31, 1998, Sovereign's loan portfolio was 46% residential, 34% consumer and 20% commercial. At December 31, 1999, Sovereign's loan portfolio was 40% residential, 31% consumer and 29% commercial. Along with higher yields, management believes this shift in loan composition brings higher inherent risk.

     Table 7 summarizes Sovereign's allocation of the allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

              TABLE 7: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                   AT DECEMBER 31,
                                 ------------------------------------------------------------------------------------
                                        1999                  1998                  1997                  1996
                                 -------------------   -------------------   -------------------   ------------------
                                              % OF                  % OF                  % OF                 % OF
                                            LOANS TO              LOANS TO              LOANS TO             LOANS TO
                                             TOTAL                 TOTAL                 TOTAL                TOTAL
                                  AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS     AMOUNT     LOANS
                                 --------   --------   --------   --------   --------   --------   -------   --------
Allocated allowances:
  Commercial loans.............  $ 58,784     29%      $ 38,354     20%      $ 30,793     12%      $21,091      9%
  Residential real estate
    mortgage loans.............    19,535      40        22,427      46        36,351      60       25,835      78
  Consumer loans...............    43,455      31        48,083      34        24,300      28       10,274      13
Unallocated allowances.........    11,212     n/a        24,938     n/a        25,379     n/a       16,647     n/a
                                 --------              --------              --------              -------
Total allowance for loan
  losses.......................  $132,986    100%      $133,802    100%      $116,823    100%      $73,847    100%
                                 ========     ===      ========     ===      ========     ===      =======     ===

                                  AT DECEMBER 31,
                                 ------------------
                                        1995
                                 ------------------
                                             % OF
                                           LOANS TO
                                            TOTAL
                                 AMOUNT     LOANS
                                 -------   --------
Allocated allowances:
  Commercial loans.............  $13,753      9%
  Residential real estate
    mortgage loans.............   23,968      81
  Consumer loans...............    6,748      10
Unallocated allowances.........   23,046     n/a
                                 -------
Total allowance for loan
  losses.......................  $67,515    100%
                                 =======     ===

     Sovereign maintains an allowance for loan losses sufficient to absorb inherent losses in the loan portfolio. As discussed in Credit Management, Sovereign believes the current allowance to be at a level adequate to cover such inherent losses. At December 31, 1999, the Company's total allowance was $133.0 million.

     The Company's total allowance at year-end equated to approximately 3.2 times the average charge-offs for the last three years and 4.5 times the average net charge-offs for the same three-year period. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

     The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in the Company's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

     The specific allowance element of the allocated allowance is based on a regular analysis of criticized loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the loan review department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

     The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated annually and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer groups loss experience. While this analysis is conducted annually, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

     A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis. The Company has an Asset Review Committee, which has the responsibility of affirming allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. This Committee is also responsible for assessing the appropriateness of the allowance for loan losses for each loan pool classification at Sovereign.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $22.4 million at December 31, 1998 to $19.5 million at December 31, 1999. The decrease was due primarily to the aforementioned sale of the non-performing loan portfolio during 1999, which enhanced the overall performance of the remaining portfolio.

     Consumer Portfolio. The allowance for the consumer loan portfolio decreased from $48.1 million at December 31, 1998 to $43.5 million at December 31, 1999, and is due to management's continual assessment of the credit quality of the consumer portfolio. Specifically, during 1999, the Company enhanced its underwriting and credit monitoring processes related to its indirect auto portfolio, which has resulted in a decrease in delinquencies outstanding to 2.23% of the December 31, 1999 portfolio from 4.95% of the December 31, 1998 portfolio. Charge-offs related to the indirect portfolio were .90% of the portfolio, down from 1.69% in 1998. Additionally, as acquired consumer portfolios continued to season and were exposed to Sovereign's credit monitoring and collection processes, Sovereign could accurately monitor loss statistics and the Company determined that the general reserve factors associated with such portfolios could be reduced.

     Commercial Portfolio. The portion of the allowance for loan losses related to the Commercial portfolio has increased $20.4 million, or 35%, to $58.8 million at December 31, 1999. This increase is primarily attributable to the significant growth in the commercial loan portfolio.

     Unallocated Allowance. The decrease in the unallocated allowance versus the prior year is related to the Company's ability to reallocate the unallocated allowance to the various portfolios as a result of management's enhancement of its credit analysis, and favorable delinquency and non-performing statistics.

     Investment Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of four years or less. The effective duration of the total investment portfolio at December 31, 1999 was 3.6 years.

     Investment Securities Available-for-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities available-for-sale, see Note 4 in the "Notes to Consolidated Financial Statements" hereof.

     The actual maturities of mortgage-backed securities available-for-sale will differ from contractual maturities because borrowers may have the right to put or repay obligations with or without put or prepayment penalties.

     Table 8 presents the book value, expected maturities and yields of Sovereign's investment securities available-for-sale at December 31, 1999 (in thousands):

     TABLE 8: INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

                                                                 AT DECEMBER 31, 1999, DUE
                                       -----------------------------------------------------------------------------
                                                                                          AFTER 10
                                       IN ONE YEAR      ONE YEAR/       FIVE YEARS/        YEARS/
                                         OR LESS        FIVE YEARS       TEN YEARS       NO MATURITY        TOTAL
                                       -----------      ----------      -----------      -----------      ----------
Investment Securities:
  U.S. Treasury and government agency
    securities.......................   $ 34,812        $   41,209      $       --       $       --       $   76,021
                                            5.18%             5.12%                                             5.15%
  Corporate securities...............         --                --          36,597          193,737          230,334
                                                                              7.76%            8.47%            8.36%
  Asset-backed securities............    137,309           365,421         122,888           38,506          664,124
                                            6.85%             6.84%           6.90%            6.45%            6.83%
  Equities...........................         --                --              --           20,753           20,753
                                                                                               2.66%            2.66%
  FHLB stock.........................         --                --              --          524,397          524,397
                                                                                               6.50%            6.50%
  Agency preferred stock.............         --                --              --          429,628          429,628
                                                                                               7.88%            7.88%
  Municipal securities...............         --               715           1,520           29,944           32,179
                                                              4.87%           5.33%            5.07%            5.08%
Mortgage-backed Securities:
  U.S. government agency
    passthroughs.....................     33,135           186,642         102,696          135,894          458,367
                                            7.16%             7.01%           6.85%            6.75%            6.91%
  Non-agency passthroughs............    205,943         1,263,993         563,193          522,854        2,555,983
                                            6.83%             6.81%           6.78%            6.75%            6.79%
  Collateralized mortgage
    obligations......................    281,309         1,625,889         637,457          493,771        3,038,426
                                            6.58%             6.58%           6.60%            6.58%            6.58%
                                        --------        ----------      ----------       ----------       ----------
Total investment and mortgage-backed
  securities available-for-sale......   $692,508        $3,483,869      $1,464,351       $2,389,484       $8,030,212
                                        ========        ==========      ==========       ==========       ==========
Weighted average yield...............       6.67%             6.70%           6.74%            6.94%            6.77%
                                        ========        ==========      ==========       ==========       ==========

     Investment Securities Held-to-Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association ("GNMA"), and private issuers; and collateralized mortgage obligations. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities held-to-maturity, see
Note 4 in the "Notes to Consolidated Financial Statements" hereof.

     The actual maturities of the mortgage-backed securities held-to-maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

     Table 9 presents the book value, expected maturity and yields of Sovereign's investment securities held-to-maturity at December 31, 1999 (in thousands):

      TABLE 9: INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

                                                                  AT DECEMBER 31, 1999, DUE
                                         ---------------------------------------------------------------------------
                                         IN ONE YEAR      ONE YEAR/       FIVE YEARS/        AFTER
                                           OR LESS        FIVE YEARS       TEN YEARS       TEN YEARS        TOTAL
                                         -----------      ----------      -----------      ---------      ----------
Investment Securities:
  U.S. Treasury and government agency
    securities.........................  $    1,137        $  2,968        $    509         $   193       $    4,807
                                               6.22%           6.91%           6.70%           6.94%            6.73%
  Corporate securities(1)..............   1,289,567           2,503          32,783           1,974        1,326,827
                                               6.02%           8.99%          10.25%          10.25%            6.14%
  Municipal securities.................         646           1,861             426             342            3,275
                                               3.69%           5.06%           6.22%           6.80%            5.12%
Mortgage-backed Securities:
  U.S. government agency
    passthroughs.......................     105,734         273,405          79,441          41,286          499,866
                                               7.28%           7.29%           7.32%           7.36%            7.30%
  Non-agency passthroughs..............      14,558          31,893           5,117             751           52,319
                                               6.00%           6.12%           6.37%           6.74%            6.12%
  Collateralized mortgage
    obligations........................     136,621         265,168          48,158          25,010          474,957
                                               6.45%           6.71%           6.56%           6.74%            6.62%
                                         ----------        --------        --------         -------       ----------
Total investment and mortgage-backed
  securities held-to-maturity..........  $1,548,263        $577,798        $166,434         $69,556       $2,362,051
                                         ==========        ========        ========         =======       ==========
Weighted Average Yield.................        6.14%           6.96%           7.64%           7.21%            6.48%
                                         ==========        ========        ========         =======       ==========

------------------
(1) Corporate securities maturing in one year or less represents commercial paper obligations held in escrow pending completion of the Sovereign Bank New England acquisition. See LIQUIDITY AND CAPITAL RESOURCES for a more complete discussion of the financings completed to fund the acquisition and the escrow requirements of certain of the agreements.

     Table 10 presents the book value of investment securities by obligation (dollars in thousands):

                   TABLE 10: INVESTMENT SECURITIES BY OBLIGOR

                                                                       AT DECEMBER 31,
                                                             ------------------------------------
                                                                1999         1998         1997
                                                             ----------   ----------   ----------
Investment securities available-for-sale:
  U.S. Treasury and government agency securities...........  $  964,016   $  660,649   $  932,126
  State and municipal securities...........................      32,179       35,046           --
  Other securities.........................................   7,034,017    5,966,732    1,024,136
                                                             ----------   ----------   ----------
  Total investment securities available-for-sale...........  $8,030,212   $6,662,427   $1,956,262
                                                             ==========   ==========   ==========
Investment securities held-to-maturity:
  U.S. Treasury and government agency securities...........  $  504,673   $  732,754   $1,090,677
  State and municipal securities...........................       3,275        8,064        2,302
  Other securities.........................................   1,854,103    1,098,837    2,323,472
                                                             ----------   ----------   ----------
  Total investment securities held-to-maturity.............  $2,362,051   $1,839,655   $3,416,451
                                                             ==========   ==========   ==========

     Table 11 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's stockholders' equity which were held by Sovereign at December 31, 1999 (in thousands):

               TABLE 11: INVESTMENT SECURITIES OF SINGLE ISSUERS

                                                                   AT DECEMBER 31, 1999
                                                              ------------------------------
                                                              AMORTIZED COST      FAIR VALUE
                                                              --------------      ----------
Cendant Mortgage............................................    $  487,580        $  478,740
CMSI........................................................       242,859           236,486
Countrywide Home Loans, Inc.................................       617,291           590,863
First Nationwide Trust......................................       282,217           264,059
G.E. Capital Mortgage Servicing, Inc........................       853,456           822,066
Norwest Asset Securities Corporation........................       846,824           799,073
PNC Mortgage Securities Corporation.........................     1,172,930         1,113,071
Residential Asset Securitization Trust......................       345,923           332,828
Residential Funding Corporation.............................       855,186           828,141
Structured Asset Securities Corporation.....................       429,064           405,685
                                                                ----------        ----------
  Total.....................................................    $6,133,330        $5,871,012
                                                                ==========        ==========

     Other Assets. At December 31, 1999, premises and equipment, net of accumulated depreciation, was $119 million compared to $98.5 million at December 31, 1998. This increase was primarily attributable to Sovereign's acquisitions of Peoples and Network during the second quarter of 1999. Total goodwill and other intangible assets at December 31, 1999 were $434 million compared to $426 million at December 31, 1998. This increase was also attributable to Sovereign's acquisitions of Peoples and Network, which added approximately $45 million of goodwill and other intangibles to Sovereign's balance sheet. Sovereign's increase in other assets during 1999 was primarily attributable to the purchase of $150 million of BOLI during the year, and associated $23 million of earnings on the entire $413 million BOLI portfolio.

     Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including demand and NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits at December 31, 1999 were $11.7 billion compared to $12.3 billion at December 31, 1998.

     Table 12 presents the composition of Sovereign's deposits at the dates indicated (in thousands):

                    TABLE 12: DEPOSIT PORTFOLIO COMPOSITION

                                                                    AT DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                 1999                     1998                    1997
                                        ----------------------   ----------------------   ---------------------
                                                        % OF                     % OF                    % OF
                                          BALANCE     DEPOSITS     BALANCE     DEPOSITS    BALANCE     DEPOSITS
                                        -----------   --------   -----------   --------   ----------   --------
Demand deposit and NOW accounts.......  $ 2,667,731     22.8%    $ 2,385,686     19.4%    $1,334,852     14.0%
Savings accounts......................    2,142,708     18.3       2,295,448     18.6      1,900,334     20.0
Money market accounts.................    1,345,325     11.5       1,545,634     12.5        916,788      9.6
Retail certificates of deposit........    4,708,057     40.2       5,172,196     42.0      4,673,467     49.1
                                        -----------    -----     -----------    -----     ----------    -----
  Total retail deposits...............   10,863,821     92.8      11,398,964     92.5      8,825,441     92.7
Jumbo certificates of deposit.........      855,825      7.2         923,752      7.5        689,853      7.3
                                        -----------    -----     -----------    -----     ----------    -----
  Total deposits......................  $11,719,646    100.0%    $12,322,716    100.0%    $9,515,294    100.0%
                                        ===========    =====     ===========    =====     ==========    =====

     Borrowings. Sovereign utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh ("FHLB") provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by investment securities.

     Total borrowings at December 31, 1999 were $12.7 billion, of which $6.9 billion were short-term, compared to total borrowings of $7.9 billion, of which $3.9 billion were short-term, at December 31, 1998. The increase in FHLB advances is principally due to loan growth during the period being funded by borrowings. The increase in other borrowings is due to $700 million senior notes and $500 million senior secured credit facility, issued in November and December, 1999, in anticipation of the acquisition of Sovereign Bank New England. See the following Liquidity and Capital Resources section for a more complete description of these debt instruments.

     Table 13 presents information regarding Sovereign's borrowings at the dates indicated (in thousands):

                              TABLE 13: BORROWINGS

                                                           AT DECEMBER 31,
                        --------------------------------------------------------------------------------------
                                   1999                         1998                          1997
                        --------------------------   ---------------------------   ---------------------------
                                        WEIGHTED                     WEIGHTED                      WEIGHTED
                          BALANCE     AVERAGE RATE    BALANCE      AVERAGE RATE     BALANCE      AVERAGE RATE
                        -----------   ------------   ----------   --------------   ----------   --------------
Securities sold under
  repurchase
  agreements..........  $   584,553       4.69%      $  655,540        5.46%       $1,150,093        5.70%
FHLB advances.........   10,484,904       5.43        6,901,505        5.14         5,525,399        5.93
Other borrowings......    1,593,681      10.74          345,194        8.19           189,442        5.90
                        -----------      -----       ----------        ----        ----------        ----
  Total borrowings....  $12,663,138       6.06%      $7,902,239        5.30%       $6,864,934        5.94%
                        ===========      =====       ==========        ====        ==========        ====

     Through the use of interest rate swaps, $200 million of the FHLB advances at December 31, 1999 have been effectively converted from variable rate obligations to fixed rate obligations. An additional $1.1 billion of borrowings have been protected from upward repricing through the use of interest rate caps.

LIQUIDITY AND CAPITAL RESOURCES

     Sovereign Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury securities and other qualifying investments. Regulations currently in effect require Sovereign Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision (OTS) to reflect economic conditions. Sovereign Bank's liquidity ratio for December 1999 was 42.6%.

     Sovereign's primary financing sources are deposits obtained in its own market area and borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which approximate $100 million per month. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access the capital markets through a variety of products and structures, should liquidity or capital needs arise.

Sovereign raised $1.8 billion of debt and equity in November and December 1999, to finance its pending acquisition of Sovereign Bank New England. Components of these financings were as follows:

     COMMON STOCK: 43.8 million shares of common stock were issued on November 15, 1999 resulting in net proceeds to Sovereign of $331.5 million.

     PIERS UNITS: 5.75 million units of Trust Preferred Income Equity Redeemable Securities (PIERS) on November 15, 1999, resulting in net proceeds to Sovereign of $278.3 million, $91.5 million of which has been allocated to the value of the warrants and is treated as original issue discount. The original issue discount is accreted into Trust Preferred Securities expense over the life of the unit resulting in an effective yield of 11.74%. Each PIERS unit consists of:

          A preferred security issued by Sovereign Capital Trust II (the Trust), having a stated liquidation amount of $50, representing an undivided beneficial ownership interest in the Trust, which assets consist solely of debentures issued by Sovereign. Distributions are payable quarterly beginning February 15, 2000 at an annual rate of 7.5% of the stated liquidation value; and

          A warrant to purchase, subject to antidilution adjustments, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029.

     SENIOR NOTES: $200 million of 10.25% notes due May 15, 2004, and $500 million of 10.5% notes due November 15, 2006, on November 15, 1999 resulting in net proceeds to Sovereign of $681.3 million. The senior notes are unsecured senior obligations of Sovereign and rank equally with all existing and future senior indebtedness.

     SENIOR SECURED CREDIT FACILITY: $500 million floating rate senior secured credit facility resulting in net proceeds to Sovereign of $485.5 million on December 16, 1999. The senior secured credit facility is secured primarily by the stock of Sovereign Bank, which is wholly owned by Sovereign Bancorp. The senior facility will mature on the date six months prior to the maturity date of the 10.25% senior notes, but in no event later than June 30, 2003. The facility amortizes in quarterly installments in the following annual percentages of principal: 2000-5%, $25 million; 2001-15%, $75 million; 2002-40%, $200 million;
and 2003-40%, $200 million with mandatory prepayments occurring if Sovereign's cash flow exceeds predetermined levels. Interest is calculated, at the option of the borrower, at LIBOR plus 3.5%, or the sum of a) the highest of (i) lender's base rate, (ii) .50% over lender's three month CD rate, or (iii) .50% over the Federal Funds Effective Rate, plus b) 2.50%.

     An amount sufficient to pay principal, premium and accrued interest of the Senior Notes and the Senior Secured Credit Facility is presently being held in escrow pending the completion of the final closing of the Sovereign Bank New England transaction. If the final closing does not occur, the amount in escrow plus accrued and unpaid interest will be refunded to investors. At December 31, 1999, investment securities held-to-maturity includes $1.3 billion of commercial paper of commercial obligors as required under the escrow agreements.

     On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B.

     Cash and cash equivalents decreased $160 million for 1999. Net cash used by operating activities was $23.6 million for 1999. Net cash used by investing activities for 1999 was $3.6 billion consisting primarily of purchases of mortgage-backed securities, partially offset by proceeds from sales, repayments and maturities of investment securities and sales of loans. Net cash provided by financing activities for 1999 was $3.5 billion which was primarily attributable to an increase in long-term and short-term borrowings, offset somewhat by a decrease in retail and jumbo certificates of deposit.

     At December 31, 1999, Sovereign Bank was classified as well-capitalized and was in compliance with all capital requirements. For a detailed discussion on regulatory capital requirements, see Note 12 in the "Notes to Consolidated Financial Statements" hereof. The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at December 31, 1999:

                                                                                               WELL
                                                     SOVEREIGN    SOVEREIGN     MINIMUM     CAPITALIZED
                                                     BANCORP(1)     BANK      REQUIREMENT   REQUIREMENT
                                                     ----------   ---------   -----------   -----------
Tangible capital to tangible assets................     6.28%        8.20%       2.00%          None
Leverage (core) capital to tangible assets.........     7.52         8.20        3.00           5.00%
Leverage (core) capital to risk-adjusted assets....    11.72        13.69        4.00           6.00
Risk-based capital to risk-adjusted assets.........    14.89        14.55        8.00          10.00

------------------
(1) OTS capital regulations do not apply to thrift holding companies. Sovereign Bancorp ratios are computed using quarterly average tangible assets, which is consistent with the method used by bank holding companies.

ASSET AND LIABILITY MANAGEMENT

     The objective of Sovereign's asset and liability management is to identify, measure and manage its interest rate risk in order to produce consistent earnings that are not contingent upon favorable trends in interest rates. Sovereign manages its assets and liabilities to attain a stable net interest margin across a wide spectrum of interest rate environments. This is attained by monitoring the levels of interest rates, the relationships between the rates earned on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, off-balance sheet positions and the effect of all these factors on the estimated level of net interest income.

     Sovereign measures interest rate risk utilizing three tools: net interest income simulation analysis in multiple interest rate environments, instantaneous parallel interest rate shocks and lastly, gap analysis, which is a schedule measuring the difference between assets, liabilities and off-balance sheet positions which will mature or reprice within specific terms. Income simulation considers not only the impact of changing market interest rates on forecasted net income, but also other factors, such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences and general market conditions.

     Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous rate shock environment to be within a 10% variance. Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $75.9 million, or 7.6%, for 1999 as compared to $52.4 million, or 8.5%, for 1998. Conversely, if interest rates increase by 200 basis points, net interest income would decrease by $98.1 million, or 9.6%, for 1999 as compared to $22.1 million, or 3.6%, for 1998.

Sovereign generally manages the one-year interest rate gap within a +/- 10% range. A positive gap position implies that the bank is asset sensitive, which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive, which could cause net interest income to decrease if interest rates rise. Sovereign estimates that the cumulative one-year gap position was a negative 17.8% and a positive 5.7% at December 31, 1999 and 1998, respectively. The negative position at December 31, 1999, is a result of positioning for the Sovereign Bank New England acquisition in 2000.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At December 31, 1999, Sovereign's principal off-balance sheet transactions were to convert liabilities from fixed rate to floating rate to reduce the cost of funds.

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

     Sovereign's primary funding source is deposits obtained in its own marketplace. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on lending opportunities and also considering the cost of alternative funding sources. Borrowings are a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

     Table 14 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 1999, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

                             TABLE 14: GAP ANALYSIS

                                                                   AT DECEMBER 31, 1999 REPRICING
                                                  -----------------------------------------------------------------
                                                      0-3             4 MONTHS           YEAR 2
                                                     MONTHS           -1 YEAR            & OVER            TOTAL
                                                  ------------      ------------      ------------      -----------
Interest-earning assets:
  Investment securities(1)(2)...............      $  2,304,250      $    860,211      $  7,247,040      $10,411,501
                                                          6.17%             7.19%             7.10%            6.90%
Loans(3)....................................         3,842,973         3,488,219         6,957,273       14,288,465
                                                          8.34%             7.95%             7.77%            7.97%
                                                  ------------      ------------      ------------      -----------
Total interest-earning assets...............         6,147,223         4,348,430        14,204,313       24,699,966
                                                          7.53%             7.80%             7.43%            7.52%
Non-interest-earning assets.................                --                --         1,907,146        1,907,146
                                                  ------------      ------------      ------------      -----------
Total assets................................      $  6,147,223      $  4,348,430      $ 16,111,459      $26,607,112
                                                          7.53%             7.80%             6.55%            6.98%
Interest-bearing liabilities:
  Deposits(4)...............................      $  3,873,342      $  3,317,566      $  4,528,738      $11,719,646
                                                          4.49%             4.72%             2.05%            3.61%
Borrowings..................................         7,763,274         1,395,377         3,504,487       12,663,138
                                                          5.90%             5.31%             6.43%            5.98%
                                                  ------------      ------------      ------------      -----------
Total interest-bearing liabilities..........        11,636,616         4,712,943         8,033,225       24,382,784
                                                          5.43%             4.90%             3.95%            4.84%
Non-interest-bearing liabilities............                --                --           402,833          402,833
Stockholders' equity........................                --                --         1,821,495        1,821,495
                                                  ------------      ------------      ------------      -----------
Total liabilities and stockholders'
  equity....................................      $ 11,636,616      $  4,712,943      $ 10,257,553      $26,607,112
                                                          5.43%             4.90%             3.08%            4.43%
                                                  ------------      ------------      ------------      -----------
Excess assets (liabilities) before effect of
  off-balance sheet positions...............      $ (5,489,393)     $   (364,513)     $  5,853,906
                                                  ------------      ------------      ------------
    To total assets.........................            (20.63)%           (1.37)%           22.00%
                                                  ============      ============      ============
Cumulative excess assets (liabilities)
  before effect of off-balance sheet
  positions.................................      $ (5,489,393)     $ (5,853,906)     $         --
                                                  ============      ============      ============
    To total assets.........................            (20.63)%          (22.00)%
Effect of off-balance sheet positions on
  assets and liabilities....................      $  1,047,700      $     77,300      $ (1,125,000)
                                                  ------------      ------------      ------------
Excess assets (liabilities) after effect of
  off-balance sheet positions...............      $ (4,441,693)     $   (287,213)     $  4,728,906
                                                  ============      ============      ============
    To total assets.........................            (16.69)%           (1.08)%           17.77%
Cumulative excess assets (liabilities) after
  off-balance sheet positions...............      $ (4,441,693)     $ (4,728,906)     $         --
                                                  ============      ============      ============
    To total assets.........................            (16.69)%          (17.77)%

------------------
(1) Includes interest-earning deposits.

(2) Investment securities include market rate prepayment and repayment assumptions.

(3) Loan balances include annual prepayment and repayment assumptions between 7% and 35% initially with gradual slowing thereafter. Loan balances are presented net of deferred loan fees and include loans held for sale and the allowance for loan losses.

(4) Savings, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 14.6%.

     Table 15 presents selected quarterly consolidated financial data (in thousands, except per share data):

            TABLE 15: SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                     THREE MONTHS ENDED
                                   ---------------------------------------------------------------------------------------
                                   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MAR. 31,
                                     1999       1999        1999       1999       1998       1998        1998       1998
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Total interest income...........   $445,902   $ 415,954   $377,444   $368,028   $357,631   $ 341,768   $331,860   $324,112
Total interest expense..........    280,315     254,086    230,036    228,236    224,915     220,521    212,828    203,495
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Net interest income.............    165,587     161,868    147,408    139,792    132,716     121,247    119,032    120,617
Provision for loan losses.......      7,500       7,500      7,500      7,500      7,000       7,001      7,200      6,760
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Net interest income after
  provision.....................    158,087     154,368    139,908    132,292    125,716     114,246    111,832    113,857
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Gain on sale of loans and
  investment securities.........     (2,196)       (299)     3,362      3,408      7,455       6,262      3,075      3,052
Other income....................     31,993      35,250     29,928     28,896     24,421      19,484     22,118     19,314
Other expenses(1)...............    148,722     103,843     98,445     95,369     93,397      74,164     70,282     71,851
Merger-related charges(2).......         --          --         --         --         --      10,860         --     39,072
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Income before income taxes......     39,162      85,476     74,753     69,227     64,195      54,968     66,743     25,300
Income tax provision............      9,939      29,488     25,974     23,914     20,524      20,178     23,849     10,200
                                   --------   ---------   --------   --------   --------   ---------   --------   --------
Net income......................   $ 29,223   $  55,988   $ 48,779   $ 45,313   $ 43,671   $  34,790   $ 42,894   $ 15,100
                                   ========   =========   ========   ========   ========   =========   ========   ========
Net income before special
  charges(1)....................   $ 52,220   $  55,988   $ 48,779   $ 45,313   $ 43,671   $  42,781   $ 42,894   $ 40,941
                                   ========   =========   ========   ========   ========   =========   ========   ========
Net income applicable to common
  stock.........................   $ 52,220   $  55,988   $ 48,779   $ 45,313   $ 43,671   $  34,790   $ 42,894   $ 13,604
                                   ========   =========   ========   ========   ========   =========   ========   ========
Basic earnings per
  share(3)(4)...................   $   0.14   $    0.31   $   0.31   $   0.28   $    .27   $     .22   $    .29   $    .10
Diluted earnings per
  share(3)(4)...................       0.14        0.31       0.30       0.28        .27         .22        .27        .09
Operating basic earnings per
  share(3)(5)...................       0.29        0.31       0.31       0.28        .27         .27        .29        .27
Operating diluted earnings per
  share(3)(5)...................       0.29        0.31       0.30       0.28        .27         .26        .27        .26
Market prices(3)
  High..........................      92 3/64     12 7/8     17 1/2     14 9/16    14 7/16     18 1/4     22 3/16    18 15/16
  Low...........................       7 3/16      9 3/32    11 5/8     11 15/16    9          12         16 5/16    14 15/16
Dividends per common
  share(3)(6)...................      0.024       0.027      0.026      0.021       .021        .020       .023       .020

------------------

(1) Other expenses for the quarter ended December 31, 1999 includes special charges related to merger-related and other integration charges of $30.8 million. See "Reconciliation of Net Income to Operating Earnings" on page 19 of Management's Discussion and Analysis.

(2) Reflects merger charges of $10.9 million ($7.8 million after-tax) related to the acquisitions of Carnegie and First Home during the three-month period ended September 30, 1998. Reflects merger charges of $39.1 million ($25.5 million after-tax) related to the acquisition of ML Bancorp during the three-month period ended March 31, 1998.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

(4) Results for the three-month periods ended September 30, 1998, and March 31, 1998 include the merger-related charges described in Note 1 above.

(5) Results for the three-month periods ended September 30, 1998, and March 31, 1998 exclude the merger-related charges described in Note 1 above.

(6) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

     Pending Accounting Pronouncements. In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133. Accordingly, SFAS No. 133, shall be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value as a component of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be off-set against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Sovereign expects to adopt SFAS No. 133 effective January 1, 2001. Management reduced its off-balance sheet positions during 1999 so that the adoption of SFAS No. 133 will not have a material impact on the financial condition of the company.

     The Year 2000 Computer Issue. The Year 2000 ("Y2K") computer issue refers to concerns about the inability of many computers, computer based systems, related software, and other electronic devices (collectively "computer systems") to process dates accurately after 1999. Sovereign initiated a project in 1998 to update its computer systems to be Y2K compliant, and to monitor the compliance status of computer systems of its outside service providers. Accordingly, contingency plans were developed for any process determined to be mission critical to Sovereign.

     Sovereign has experienced no significant internal Y2K related problems internally or with outside service providers. All known remediation and other critical projects throughout the Company have been completed and no material future Y2K related problems or expenses are expected. General and Administrative expense includes $5.7 million and $6.5 million of Y2K remediation expense at December 31, 1999 and 1998, respectively.

      RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Net Income. Net operating income for the year ended December 31, 1998 was $170 million. This represents an increase of 22% over net operating income of $139 million reported for 1997. Operating earnings per share was $1.06 for 1998, which represents an increase of 19% over 1997 operating earnings per share of $.89. On an operating basis, return on average equity and return on average assets were 15.47% and .87%, respectively, for 1998 compared to 14.83% and .85%, respectively, for 1997. See Reconciliation of Operating Earnings to Net Income for a detailed explanation of amounts excluded from operating earnings. For additional information with respect to Sovereign's merger-related charges, see
Note 2 in the "Notes to Consolidated Financial Statements" hereof. All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been calculated based on average diluted shares outstanding and have been adjusted to reflect all stock dividends and stock splits.

     Net income for the year ended December 31, 1998, including the impact of the merger-related charges, was $136 million or $.85 per share. Net income for the year ended December 31, 1997, including the impact of the merger-related charges, was $103 million or $.66 per share.

     Net Interest Income. Net interest income for 1998 was $494 million compared to $432 million for 1997. This represents an increase of 14% and was primarily due to an increase in average balances resulting from internal growth and acquisitions during the period.

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

     Interest on investment securities held-to-maturity was $182 million for 1998 compared to $280 million for 1997. The average balance on investment securities held-to-maturity was $2.5 billion with an average yield of 7.22% for 1998 compared to an average balance of $3.9 billion with an average yield of 7.18% for 1997.

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

     Provision for Loan Losses. The provision for loan losses was $28.0 million for 1998 compared to $41.1 million for 1997. The higher loan loss provision for 1997 included $24.9 million of reserves recorded as part of the merger charges related to Sovereign's acquisitions of First State and Bankers during 1997. These additional reserves were added as a result of Sovereign's conservative approach with respect to an aggressive workout plan for certain non-performing assets acquired from First State and Bankers. Excluding these merger-related charges, Sovereign's loan loss provision for 1998 increased 73% from 1997 levels. In addition, during 1998, Sovereign established an initial loan loss allowance of $20.5 million related to $725 million of loans acquired in connection with its Core States branch acquisition, and during 1997, Sovereign established an initial loan loss allowance of $22.0 million in connection with its acquisition of Fleet Financial Group Inc.'s ("Fleet") Automobile Finance Division ("Fleet Auto").

     Sovereign's net charge-offs for 1998 were $33.6 million and consisted of charge-offs of $46.3 million and recoveries of $12.7 million. This compares to 1997 net charge-offs of $18.8 million consisting of charge-offs of $24.2 million and recoveries of $5.4 million. The ratio of net loan charge-offs to average loans, including loans held for sale, was .30% for 1998, compared to .18% for 1997 and .19% for 1996. Commercial loan net charge-offs as a percentage of average commercial loans were .14% for 1998, compared to .14% for 1997 and .85% for 1996. The higher figure for 1996 was due to charge-offs related to a pool of non-performing loans charged-off by First State, a predecessor institution acquired by Sovereign, previous to its 1997 acquisition that was accounted for as a pooling-of-interests. Consumer loan net charge-offs as a percentage of average consumer loans were .80% for 1998, compared to .55% for 1997 and .18% for 1996. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .08% for 1998, .11% for 1997 and .13% for 1996. Sovereign's increased level of consumer and commercial loan charge-offs in 1998 was primarily related to Sovereign's acquisition activity over the past two years. Although commercial and consumer lending will typically result in higher net charge-off levels than residential lending, historically, it has also resulted in higher income potential.

     Other Income. Total other income was $105 million for 1998 compared to $48.7 million for 1997. Several factors contributed to the increase in other income as discussed below.

     Retail banking fees were $31.1 million for 1998 compared to $23.9 million for 1997. This increase was primarily the result of an increase in the number of Sovereign's transaction accounts and a larger retail customer base over the last year.

     Mortgage banking revenues were $28.2 million for 1998 compared to $23.9 million for 1997. This increase was primarily due to internal restructuring and management enhancements made to this business unit during 1998 and a favorable external environment.

     Loan fees and service charges were $7.1 million for 1998 compared to $3.5 million for 1997. This increase was directly attributable to the full year effect of fees earned on Sovereign's auto loan portfolio which was acquired in September 1997. Loan fees and service charges result primarily from Sovereign's loan servicing portfolio. At December 31, 1998, Sovereign serviced $9.2 billion of its own loans and $6.7 billion of loans for others. This compares to $9.3 billion of its own loans and $6.4 billion of loans for others at December 31, 1997.

     Gains on sales of loans and investment securities were $19.8 million for 1998 compared to losses of $7.2 million for 1997, which included investment security net gains (losses) of $15.8 million and $(9.2) million, and net gains on sales of loans of $4.0 million and $2.0 million in 1998 and 1997, respectively. This increase was in part due to a net gain of $2.8 million resulting from the sale of Sovereign's credit card portfolio during the second quarter of 1998. The remaining increase was the result of gains on sales of investment securities available-for-sale during 1998 and a $10.3 million (pre-tax) loss on the liquidation of $750 million of investments including certain held-to-maturity securities in conjunction with the Bankers acquisition during the third quarter of 1997. This sale was completed in accordance with the provisions of Statement of Financial Accounting standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position.

     Sovereign recognized $12.6 million from its investment in BOLI, which was made during the first quarter of 1998.

     Miscellaneous income was $6.4 million for 1998 compared to $4.5 million for 1997. This increase was primarily due to increased inter-change income resulting from growth in the number and transaction volume of Sovereign's debit cards over the last year.

     General and Administrative Expenses. Total general and administrative expenses were $327 million for 1998 compared to $244 million for 1997. Sovereign's efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 1998 was 46.6% compared to 46.1% for 1997. The increase in general and administrative expenses during 1998 was primarily due to Sovereign's overall franchise growth, as well as special systems-related charges. These special systems-related charges include Sovereign's conversion to a new commercial bank data processing system and its Year 2000 initiatives.

     Other Operating Expenses. Total other operating expenses were $32.3 million for 1998 compared to $25.6 million for 1997. Other operating expenses included amortization of goodwill and other intangible assets of $20.6 million for 1998 compared to $13.2 million for 1997, Trust Preferred Securities expense of $12.5 million for 1998 compared to $11.7 million for 1997, and other net real estate owned ("OREO") gains of $804,000 for 1998 compared to net OREO losses of $767,000 for 1997.

     Income Tax Provision. The income tax provision was $74.8 million for 1998 compared to $67.3 million for 1997. The effective tax rate for 1998 was 35.4% compared to 39.6% for 1997. The effective tax rates for 1998 and 1997 include the effect of certain non-deductible expenses incurred in conjunction with Sovereign's acquisitions during each of these years.

TO OUR STOCKHOLDERS:

FINANCIAL STATEMENTS

     Sovereign Bancorp, Inc. ("Sovereign") is responsible for the preparation, integrity and fair presentation of its published financial statements as of December 31, 1999, and for the year then ended. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and regulatory reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

     Management assessed Sovereign's internal control structure over financial reporting presented in conformity with generally accepted accounting principles and regulatory reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and regulatory reporting as of December 31, 1999.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

     Management assessed compliance by Sovereign Bank with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Sovereign Bank complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1999.

           /s/ JAY S. SIDHU                     /s/ DENNIS S. MARLO                    /s/ MARK R. MCCOLLOM
           ----------------                     -------------------                    --------------------
            Jay S. Sidhu                          Dennis S. Marlo                       Mark R. McCollom
            President and                          Treasurer and                    Chief Accounting Officer
       Chief Executive Officer                Chief Financial Officer

ITEM 7A.  MANAGEMENT'S DISCUSSION OF MARKET RISK

     Incorporated by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Asset and Liability Management" hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders,
Sovereign Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of ML Bancorp, Inc., Carnegie Bancorp, or First Home Bancorp Inc., which combined statements reflect combined net interest income constituting 21.1% of the related consolidated financial statement totals for the year ended December 31, 1997. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for ML Bancorp, Inc., Carnegie Bancorp and First Home Bancorp Inc., for 1997, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                               /s/ ERNST & YOUNG LLP


January 24, 2000
  except for Note 22, as to which
  the date is February 28, 2000
Philadelphia, Pennsylvania

                            SOVEREIGN BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                     1999             1998
                                                                  -----------      -----------
Assets
  Cash and amounts due from depository institutions.........      $   373,996      $   471,074
  Interest-earning deposits.................................           19,238           82,650
  Loans held for sale (fair value approximates $62,439 and
     $297,414)..............................................           61,925          296,930
  Investment securities available-for-sale..................        8,030,212        6,662,427
  Investment securities held-to-maturity (fair value
     approximates $2,367,025 and $1,860,583)................        2,362,051        1,839,655
  Loans.....................................................       14,226,540       11,285,840
  Allowance for loan losses.................................         (132,986)        (133,802)
  Premises and equipment....................................          119,201           98,491
  Other real estate owned and other repossessed assets......            5,329           15,584
  Accrued interest receivable...............................          164,720          147,441
  Goodwill and other intangible assets......................          434,078          425,925
  Other assets..............................................          942,808          721,658
                                                                  -----------      -----------
       Total Assets.........................................      $26,607,112      $21,913,873
                                                                  ===========      ===========
Liabilities
  Deposits..................................................      $11,719,646      $12,322,716
  Borrowings
     Short-term.............................................        6,902,414        3,922,352
     Long-term..............................................        5,760,724        3,979,887
  Advance payments by borrowers for taxes and insurance.....           28,222           27,655
  Other liabilities.........................................           58,265          328,145
                                                                  -----------      -----------
       Total Liabilities....................................       24,469,271       20,580,755
                                                                  -----------      -----------
  Corporation-obligated mandatorily redeemable capital
     securities of subsidiary trusts holding solely
     subordinated debentures of Sovereign Bancorp, Inc.
     ("Trust Preferred Securities").........................          316,346          129,050
                                                                  -----------      -----------
Stockholders' Equity
  Preferred stock; no par value; $50 liquidation preference;
     7,500,000 shares authorized; 0 shares issued and
     outstanding............................................               --               --
  Common stock; no par value; 400,000,000 shares authorized;
     issued 230,647,896 and 164,146,353.....................        1,251,583          649,341
  Warrants..................................................           91,500               --
  Unallocated common stock held by the Employee Stock
     Ownership Plan (4,793,792 shares and 4,340,572 shares
     at cost)...............................................          (33,841)         (26,892)
  Treasury stock (383,875 shares and 78,626 shares at
     cost)..................................................           (3,595)          (1,086)
  Accumulated other comprehensive income....................         (210,932)          18,120
  Retained earnings.........................................          726,780          564,585
                                                                  -----------      -----------
       Total Stockholders' Equity...........................        1,821,495        1,204,068
                                                                  -----------      -----------
       Total Liabilities and Stockholders' Equity...........      $26,607,112      $21,913,873
                                                                  ===========      ===========

          See accompanying notes to consolidated financial statements.

                            SOVEREIGN BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            1998            1997
                                                            ----------      ----------      ----------
Interest Income:
  Interest on interest-earning deposits...............      $    4,721      $    7,397      $    5,392
  Interest and dividends on investment securities
     available-for-sale...............................         543,631         284,392         102,123
  Interest and dividends on investment securities
     held-to-maturity.................................          99,813         182,499         279,900
  Interest and fees on loans..........................         959,164         881,083         791,362
                                                            ----------      ----------      ----------
       Total interest income..........................       1,607,329       1,355,371       1,178,777
                                                            ----------      ----------      ----------
Interest Expense:
  Interest on deposits................................         428,055         440,300         378,813
  Interest on borrowings..............................         564,618         421,459         367,882
                                                            ----------      ----------      ----------
       Total interest expense.........................         992,673         861,759         746,695
                                                            ----------      ----------      ----------
Net Interest Income...................................         614,656         493,612         432,082
Provision for loan losses.............................          30,000          27,961          41,125
                                                            ----------      ----------      ----------
Net interest income after provision for loan losses...         584,656         465,651         390,957
                                                            ----------      ----------      ----------
Other Income:
  Retail banking fees.................................          49,177          31,078          23,892
  Mortgage banking fees...............................          29,926          28,209          23,937
  Loan fees and service charges.......................           8,856           7,075           3,536
  Gain on sale of loans and investment securities.....           4,275          19,844          (7,192)
  Bank owned life insurance...........................          22,813          12,572              --
  Miscellaneous income................................          15,295           6,403           4,515
                                                            ----------      ----------      ----------
       Total other income.............................         130,342         105,181          48,688
                                                            ----------      ----------      ----------
General and Administrative Expenses:
  Compensation and benefits...........................         154,880         124,357         105,487
  Occupancy and equipment.............................          67,564          53,837          41,067
  Outside services....................................          93,340          47,523          28,708
  Merger-related charges..............................              --          49,932          19,224
  Other administrative................................          77,145          51,644          49,693
                                                            ----------      ----------      ----------
       Total general and administrative expenses......         392,929         327,293         244,179
                                                            ----------      ----------      ----------
Other Operating Expenses:
  Amortization of goodwill and other intangibles......          37,967          20,609          13,160
  Trust Preferred Securities expense..................          15,393          12,528          11,677
  Other real estate owned (gains)/losses, net.........              95            (804)            767
                                                            ----------      ----------      ----------
       Total other operating expenses.................          53,455          32,333          25,604
                                                            ----------      ----------      ----------
Income before income taxes............................         268,614         211,206         169,862
Income tax provision..................................          89,315          74,751          67,324
                                                            ----------      ----------      ----------
NET INCOME............................................      $  179,299      $  136,455      $  102,538
                                                            ==========      ==========      ==========
NET INCOME APPLICABLE TO COMMON STOCK.................      $  179,299      $  134,959      $   96,294
                                                            ==========      ==========      ==========
Basic Earnings Per Share..............................      $     1.02      $      .88      $      .70
                                                            ==========      ==========      ==========
Diluted Earnings Per Share............................      $     1.01      $      .85      $      .66
                                                            ==========      ==========      ==========
Dividends Per Common Share............................      $     .098      $     .084      $     .114
                                                            ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                            SOVEREIGN BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                           COMMON       PREFERRED
                                                           SHARES        SHARES        COMMON                PREFERRED   RETAINED
                                                         OUTSTANDING   OUTSTANDING     STOCK      WARRANTS     STOCK     EARNINGS
                                                         -----------   -----------   ----------   --------   ---------   --------
Balance, December 31, 1996.............................    134,000        2,000      $  524,464   $    --     $96,446    $373,974
Comprehensive income:
  Net income...........................................         --           --              --        --          --     102,538
  Unrecognized income on investment securities
    available-for-sale, net of tax.....................         --           --              --        --          --          --

Total comprehensive income
Exercise of stock options..............................      3,207           --          12,527        --          --          --
Cash in lieu of fractional shares......................         (3)          --             (28)       --          --          (2)
Sale of stock under Dividend Reinvestment and Employee
  Stock Purchase Plan..................................        216           --           2,544        --          --          --
Stock dividends........................................        200           --           1,855        --          --      (1,855)
Dividends paid on common stock.........................         --           --              --        --          --     (15,550)
Dividends paid on preferred stock......................         --           --              --        --          --      (6,244)
Treasury stock repurchase..............................        (40)          --              --        --          --          --
Treasury stock sold....................................      2,608           --          17,423        --          --          --
Retirement of treasury shares..........................         --           --         (41,981)       --          --          --
Conversion of preferred stock..........................         25           (4)            170        --        (170)         --
Allocation of shares under Employee Stock Ownership
  Plan.................................................        796           --           5,132        --          --          --
Adjustment for First State's different fiscal year
  end..................................................        209           --           1,010        --          --      (6,217)
Other..................................................         --           --             211        --          --          --
                                                           -------       ------      ----------   -------     -------    --------
Balance, December 31, 1997.............................    141,218        1,996         523,327        --      96,276     446,644
                                                           -------       ------      ----------   -------     -------    --------
Comprehensive income:
  Net income...........................................         --           --              --        --          --     136,455
  Change in unrecognized income on investment
    securities
    available-for-sale, net of tax.....................         --           --              --        --          --          --

Total comprehensive income
Exercise of stock options..............................      2,296           --          15,910        --          --          --
Cash in lieu of fractional shares......................         --           --             (68)       --          --          --
Sale of stock under Dividend Reinvestment and Employee
  Stock Purchase Plan..................................        296           --           4,609        --          --          --
Dividends paid on common stock.........................         --           --              --        --          --     (12,790)
Dividends paid on preferred stock......................         --           --              --        --          --      (1,496)
Treasury stock repurchase..............................        (86)          --              --        --          --          --
Treasury stock sold....................................         18           --              --        --          --          --
Conversion of preferred stock..........................     14,342       (1,996)         96,270        --     (96,270)         --
Redemption of preferred stock..........................         --           --              --        --          (6)         --
Allocation of shares under Employee Stock Ownership
  Plan.................................................      1,643           --           9,293        --          --          --
Adjustment for ML Bancorp's different fiscal year
  end..................................................         --           --              --        --          --      (4,228)
                                                           -------       ------      ----------   -------     -------    --------
Balance, December 31, 1998.............................    159,727           --         649,341        --          --     564,585
                                                           -------       ------      ----------   -------     -------    --------
Comprehensive income:
  Net income...........................................         --           --              --        --          --     179,299
  Change in unrecognized loss on investment securities
    available-for-sale, net of tax.....................         --           --              --        --          --          --

Total comprehensive loss...............................
Issuance of common stock...............................     43,810           --         331,478        --          --          --
Issuance of warrants...................................         --           --              --    91,500          --          --
Exercise of stock options..............................        721           --           6,919        --          --          --
Cash in lieu of fractional shares......................         --           --              (6)       --          --          --
Sale of stock under Dividend Reinvestment and Employee
  Stock Purchase Plan..................................        408           --           4,412        --          --          --
Dividends paid on common stock.........................         --           --              --        --          --     (17,104)
Treasury stock repurchase..............................     (3,351)          --              --        --          --          --
Treasury stock sold....................................         26           --              --        --          --          --
Allocation of shares under Employee Stock Ownership
  Plan.................................................        270           --           1,268        --          --          --
Acquisition of Network Companies.......................        235           --           3,000        --          --          --
Acquisition of People's Bancorp, Inc...................     23,624           --         255,171        --          --          --
                                                           -------       ------      ----------   -------     -------    --------
Balance, December 31, 1999.............................    225,470           --      $1,251,583   $91,500     $    --    $726,780
                                                           =======       ======      ==========   =======     =======    ========

          See accompanying notes to consolidated financial statements.

                            SOVEREIGN BANCORP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                                                         UNALLOCATED       OTHER           TOTAL
                                                              TREASURY   STOCK HELD    COMPREHENSIVE   STOCKHOLDERS'
                                                               STOCK       BY ESOP        INCOME          EQUITY
                                                              --------   -----------   -------------   -------------
Balance, December 31, 1996..................................  $(64,798)   $(40,652)      $     317      $  889,751
Comprehensive income:
  Net income................................................        --          --              --         102,538
  Unrecognized income on investment securities
    available-for-sale,
    net of tax..............................................        --          --          18,399          18,399
                                                                                                        ----------
Total comprehensive income..................................                                               120,937
Exercise of stock options...................................     5,423          --              --          17,950
Cash in lieu of fractional shares...........................        --          --              --             (30)
Sale of stock under Dividend Reinvestment and Employee Stock
  Purchase Plan.............................................        --          --              --           2,544
Stock dividends.............................................        --          --              --              --
Dividends paid on common stock..............................        --          --              --         (15,550)
Dividends paid on preferred stock...........................        --          --              --          (6,244)
Treasury stock repurchase...................................      (473)         --              --            (473)
Treasury stock sold.........................................    17,682          --              --          35,105
Retirement of treasury shares...............................    41,981          --              --              --
Conversion of preferred stock...............................        --          --              --              --
Allocation of shares under Employee Stock Ownership Plan....        --       3,441              --           8,573
Adjustment for First State's different fiscal year end......        --          --             228          (4,979)
Other.......................................................        --          --              --             211
                                                              --------    --------       ---------      ----------
Balance, December 31, 1997..................................      (185)    (37,211)         18,944       1,047,795
                                                              --------    --------       ---------      ----------
Comprehensive income:
  Net income................................................        --          --              --         136,455
  Change in unrecognized income on investment securities
    available-for-sale, net of tax..........................        --          --             (32)            (32)
                                                                                                        ----------
Total comprehensive income                                                                                 136,423
Exercise of stock options...................................        --          --              --          15,910
Cash in lieu of fractional shares...........................        --          --              --             (68)
Sale of stock under Dividend Reinvestment and Employee Stock
  Purchase Plan.............................................        --          --              --           4,609
Dividends paid on common stock..............................        --          --              --         (12,790)
Dividends paid on preferred stock...........................        --          --              --          (1,496)
Treasury stock repurchase...................................    (1,258)         --              --          (1,258)
Treasury stock sold.........................................       357          --              --             357
Conversion of preferred stock...............................        --          --              --              --
Redemption of preferred stock...............................        --          --              --              (6)
Allocation of shares under Employee Stock Ownership Plan....        --      10,319              --          19,612
Adjustment for ML Bancorp's different fiscal year end.......        --          --            (792)         (5,020)
                                                              --------    --------       ---------      ----------
Balance, December 31, 1998..................................    (1,086)    (26,892)         18,120       1,204,068
                                                              --------    --------       ---------      ----------
Comprehensive income:
  Net income................................................        --          --              --         179,299
  Change in unrecognized loss on investment securities
    available-for-sale, net of tax..........................        --          --        (229,052)       (229,052)
                                                                                                        ----------
Total comprehensive loss....................................                                               (49,753)
Issuance of common stock....................................        --          --              --         331,478
Issuance of warrants........................................        --          --              --          91,500
Exercise of stock options...................................        --          --              --           6,919
Cash in lieu of fractional shares...........................        --          --              --              (6)
Sale of stock under Dividend Reinvestment and Employee Stock
  Purchase Plan.............................................        --          --              --           4,412
Dividends paid on common stock..............................        --          --              --         (17,104)
Treasury stock repurchase...................................   (47,152)         --              --         (47,152)
Treasury stock sold.........................................       285          --              --             285
Allocation of shares under Employee Stock Ownership Plan....        --       1,821              --           3,089
Acquisition of Network Companies............................        --          --              --           3,000
Acquisition of People's Bancorp, Inc........................    44,358      (8,770)             --         290,759
                                                              --------    --------       ---------      ----------
Balance, December 31, 1999..................................  $ (3,595)   $(33,841)      $(210,932)     $1,821,495
                                                              ========    ========       =========      ==========

          See accompanying notes to consolidated financial statements.

                            SOVEREIGN BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------
                                                                     1999            1998            1997
                                                                  ----------      ----------      ----------
Cash Flows From Operating Activities:
  Net income................................................      $  179,299      $  136,455      $  102,538
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses and deferred taxes............          27,684          37,508          30,812
    Depreciation............................................          18,802          13,434          12,070
    Amortization............................................          58,830          18,204          34,725
    Gain/Loss on sale of loans, investment securities and
     real estate owned......................................          (4,484)        (20,076)          7,959
    Allocation of Employee Stock Ownership Plan.............           3,089          19,612           8,573
Net change in:
  Loans held for sale.......................................         235,005          13,748        (172,305)
  Accrued interest receivable...............................          (9,262)        (39,560)        (18,108)
  Other assets..............................................        (273,033)       (467,329)        (66,276)
  Other liabilities.........................................        (259,538)        272,989           6,128
                                                                  ----------      ----------      ----------
Net cash used by operating activities.......................         (23,608)        (15,015)        (53,884)
                                                                  ----------      ----------      ----------
Cash Flows From Investing Activities:
  Proceeds from sales of investment securities..............       5,553,469       2,157,904         847,215
  Proceeds from repayments and maturities of investment
    securities:
    Available-for-sale......................................       1,644,019       1,109,075         314,998
    Held-to-maturity........................................         793,031       2,062,628         965,549
  Purchases of investment securities:
    Available-for-sale......................................      (8,024,026)     (7,996,541)     (1,072,205)
    Held-to-maturity........................................      (1,312,372)       (471,326)     (1,418,741)
  Proceeds from sales of loans..............................       1,188,173       1,422,279          23,570
  Purchase of loans.........................................      (2,022,695)     (1,966,864)     (2,794,487)
  Net change in loans other than purchases and sales........      (1,561,471)        464,382       1,027,549
  Proceeds from sales of premises and equipment.............           5,757          18,437          10,112
  Purchases of premises and equipment.......................         (39,844)        (32,872)        (15,790)
  Proceeds from sales of real estate owned..................          17,081          19,069          19,593
  Net cash received from/(paid for) business combinations...         112,998        (302,808)         (8,552)
  Other, net................................................              --          (4,228)         (4,996)
                                                                  ----------      ----------      ----------
Net cash used by investing activities.......................      (3,645,880)     (3,520,865)     (2,106,185)
                                                                  ----------      ----------      ----------
Cash Flows From Financing Activities:
  Assumption of deposits....................................              --       2,231,149              --
  Net increase/(decrease) in deposits.......................      (1,117,500)        576,982         855,750
  Net increase/(decrease) in short-term borrowings..........       2,023,868      (2,135,369)        638,573
  Proceeds from long-term borrowings........................       2,500,894       3,169,839         621,630
  Repayments of long-term borrowings........................        (455,959)
  Net increase/(decrease) in advance payments by borrowers
    for taxes and insurance.................................             568         (14,192)           (420)
  Proceeds from issuance of Trust Preferred Securities......         187,231              --          97,574
  Cash dividends paid to stockholders.......................         (17,104)        (14,286)        (23,777)
  Redemption of preferred stock.............................              --              (6)             --
  Proceeds from issuance of common stock....................         342,803          20,451          17,919
  Proceeds from issuance of warrants........................          91,500
  Advance to the Employee Stock Ownership Plan..............            (436)             --            (325)
  (Purchase)/issuance of treasury stock.....................         (46,867)           (901)         34,632
                                                                  ----------      ----------      ----------
Net cash provided by financing activities...................       3,508,998       3,833,667       2,241,556
                                                                  ----------      ----------      ----------
Net change in cash and cash equivalents.....................        (160,490)        297,787          81,487
Cash and cash equivalents at beginning of period............         553,724         255,937         174,450
                                                                  ----------      ----------      ----------
Cash and cash equivalents at end of period..................      $  393,234      $  553,724      $  255,937
                                                                  ==========      ==========      ==========

     Supplemental Disclosures: Income tax payments totaled $101 million in 1999, $77.4 million in 1998, and $63.2 million in 1997. Interest payments totaled $963 million in 1999, $848 million in 1998, and $717 million in 1997. Noncash activity consisted of mortgage loan securitization of $1.0 billion in 1999, $1.2 billion in 1998, and $283 million in 1997; reclassification of long-term borrowings to short-term borrowings of $536 million in 1999, $613 million in 1998, and $862 million in 1997; and reclassification of mortgage loans to real estate owned of $11.7 million in 1999, $18.8 million in 1998, and $22.1 million in 1997.

          See accompanying notes to consolidated financial statements.

                            SOVEREIGN BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sovereign Bancorp, Inc. and subsidiaries ("Sovereign") is a Pennsylvania business corporation and is the holding company of Sovereign Bank. Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania. Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern and northcentral Pennsylvania, New Jersey and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York and several New England States.

     The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with generally accepted accounting principles and have been followed on a consistent basis.

     a. Principles of Consolidation -- The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Deleware Escrow Company, Sovereign Capital Trust I, Sovereign Capital Trust II, and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method using the average market price of the period. The dilutive effect of convertible debt or preferred stock is calculated using the converted method. See Note 20 for computation of earnings per share.

     d. Interest-earning Deposits -- Interest-earning deposits consist of deposit accounts with the Federal Home Loan Bank of Pittsburgh ("FHLB") and deposits with other financial institutions generally having maturities of three months or less.

     e. Investment Securities -- Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

     f. Forward Commitments and Options -- Sovereign utilizes forward commitments and options to hedge interest rate risk associated with loans held for sale. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

     g. Mortgage Banking Activity -- Loans held for sale consist of residential mortgage loans originated or purchased by Sovereign and mortgage-backed securities originated by Sovereign. They are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated statements of operations.

                            SOVEREIGN BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     Mortgage servicing rights are amortized against loan servicing fee income on an accelerated basis in proportion to, and over the period of, estimated net future loan servicing fee income, which periods initially do not exceed eight years. For purposes of measuring impairment of capitalized mortgage servicing rights and minimizing the impact of risk, Sovereign conservatively evaluates the loans underlying these rights by stratifying them into certain homogeneous categories which include, but are not limited to, residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. See Note 6 for details of mortgage banking activity.

     h. Allowance for Loan Losses -- An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have losses, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in the Company's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

     The specific allowance element is based on a regular analysis of criticized loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the loan review department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

     The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated annually and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer groups loss experience. While this analysis is conducted annually, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgemental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures.

     These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

                            SOVEREIGN BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis. The Company also has an asset review committee, which has the responsibility of affirming allowance methodology and assessing the general and specific allowance factors in relation to estimated and actual net charge-off trends. This committee is also responsible for assessing the appropriateness of the allowance for loan losses for each loan pool classification at Sovereign.

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

     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." For purposes of measuring impairment as set forth by the provisions of SFAS No. 114 and SFAS No. 118, Sovereign defines impaired loans as non-accrual loans and certain loans which are still accruing, which management has specifically identified as being impaired. The non-accrual portion is determined by collectively evaluating large groups of smaller balance, homogeneous loans such as residential mortgages and consumer loans.

     j. Loan Fees, Discounts and Premiums -- Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method, except in the case of certain discounted loans in which a portion of the net deferred fee may be amortized over the discount period. Discounts and

                            SOVEREIGN BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

premiums on loans purchased are amortized into income utilizing methods which approximate the level yield method.

     k. Premises and Equipment -- Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings............................................      15 to 50 years
Leasehold improvements......................................       5 to 10 years
Furniture, fixtures and equipment...........................       3 to 10 years
Automobiles.................................................             3 years

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

     n. Interest Rate Exchange Agreements (Including Swaps, Caps, and Floors) -- Sovereign has entered into certain interest rate exchange agreements in connection with its asset/liability management program which are designated as hedges. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. To ensure effectiveness, the company performs an analysis to ensure that changes in fair value or cash flow of the derivative correlates to the equivalent changes in the asset or liability being hedged. Related fees are deferred and amortized on a straight line basis over the life of the interest rate exchange agreement, which corresponds to the estimated life of the asset or liability item being hedged. Net interest payments/receipts are accrued as an adjustment of interest expense/income on the hedged assets or liabilities. Gains or losses resulting from early termination of interest rate exchange agreements are deferred and amortized over the remaining term of the original exchange agreements. In the event the related asset/liability is disposed of, such deferred gains or losses are recognized as an adjustment to the respective gain or loss on disposition and are reflected in other income. Changes in the value of interest rate exchange agreements are not recorded in the financial statements because the interest rate exchange agreements are designated as hedges.

     o. General and Administrative Expenses -- General and administrative expenses are classified on a functional basis, except for salaries and employee benefits. Certain direct loan origination costs are deferred and are being amortized as a yield adjustment through net interest income (see j. above).

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

     r. Intangibles -- Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," over

                            SOVEREIGN BANCORP, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Goodwill and core deposit intangibles are being amortized using the straight line method over various periods not exceeding 25 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     s. Segment Reporting -- SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments in complete sets of financial statements of the company and in condensed financial statements of interim periods issued to shareholders. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Sovereign is a large regional bank which offers a wide array of products and services to its customers. Pursuant to its super-community banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, as Sovereign is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Sovereign as of December 31, 1999.

     t. Pending Accounting Pronouncements -- In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133. Accordingly, SFAS No. 133, shall be effective for all fiscal years beginning after June 15, 2000. SFASNo. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value as a component of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be off-set against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Sovereign expects to adopt SFAS No. 133 effective January 1, 2001. Management reduced its off-balance sheet positions during 1999 so that the adoption of SFAS No.133 will not have a material impact on the financial condition of the company.

NOTE 2 -- BUSINESS COMBINATIONS

     On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added investments, loans and deposits to Sovereign of approximately $922 million, $503 million and $515 million, respectively. In accordance with the merger agreement, Peoples' shareholders received .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Sovereign issued approximately 23.6 million shares of Sovereign common stock in connection with the transaction, which was accounted for as a purchase. Sovereign recorded total intangibles of $39.5 million, of which $9.8 million was allocated to a core deposit intangible and $29.7 million was allocated to goodwill. The goodwill and core deposit intangible are being amortized over 25 years and 10 years, respectively. Sovereign's results of operations include the operations of Peoples from June, 30 1999 and thereafter.

     On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a privately held specialty leasing company headquartered in Commack, New York. Network provides financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United

                            SOVEREIGN BANCORP, INC.

NOTE 2 -- BUSINESS COMBINATIONS -- (CONTINUED)

States, with transactions ranging from $15,000 to $250,000. The purchase price of $6 million consisted of $4 million of stock and $2 million of cash. The acquisition was accounted for as a purchase. Sovereign paid a premium of $6 million, all of which was allocated to goodwill. Network had total assets of approximately $50 million. The goodwill is being amortized over 25 years. Sovereign's results of operations include the operations of Network from June 15, 1999 and thereafter.

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices are located throughout Pennsylvania and New Jersey and added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. This transaction was accounted for as a purchase. Sovereign paid a premium of $325 million for the CoreStates branches which was allocated to core deposit intangible and goodwill. Additionally, Sovereign established an initial loan loss reserve of $20.5 million. The goodwill and core deposit intangible are being amortized over 25 years and 10 years, respectively. Sovereign's results of operations include the operations of the aforementioned branches from September 4, 1998 and thereafter.

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

     On July 31, 1998, Sovereign acquired First Home Bancorp Inc. ("First Home"), a $510 million savings bank holding company headquartered in Pennsville, New Jersey. First Home had one principal operating subsidiary which operated ten branch offices in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware. First Home added loans, deposits and stockholders' equity to Sovereign of approximately $273 million, $320 million and $38 million, respectively. In accordance with the merger agreement, First Home common stock shareholders received 1.779 shares of Sovereign common stock in exchange for each share of First Home common stock. This transaction was accounted for as a pooling-of-interests.

     As a result of the Carnegie and First Home transactions, Sovereign issued approximately 10.9 million new shares of common stock during the third quarter of 1998.

     On February 28, 1998, Sovereign acquired ML Bancorp, Inc. ("ML Bancorp"), a $2.4 billion bank holding company headquartered in Villanova, Pennsylvania. ML Bancorp's principal operating subsidiary, Main Line Bank, operated 29 branch offices located in the suburbs of Philadelphia, Pennsylvania. The transaction added loans, deposits and stockholders' equity to Sovereign of $1.1 billion, $1.0 billion and $201 million, respectively. In accordance with the merger agreement, ML Bancorp shareholders received 1.62 adjusted shares of Sovereign common stock in exchange for each share of ML Bancorp common stock. Approximately 20.5 million adjusted new shares of Sovereign common stock were issued in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     Prior to the combination, ML Bancorp's fiscal year end was March 31, and accordingly, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1998 include ML Bancorp's results of operations for the two-month period ended February 28, 1998, Sovereign's consolidated results of operations for the twelve-month period ended December 31, 1997 include ML Bancorp's results of operations for the eleven-month period ended February 28, 1998 and a net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect ML Bancorp's activity for the two-month period ended February 28, 1998. That activity consisted of net income of $4.2 million and net unrealized gains on investment securities available-for-sale of $792,000.

                            SOVEREIGN BANCORP, INC.

NOTE 2 -- BUSINESS COMBINATIONS -- (CONTINUED)

     The pre-merger results of operations for Sovereign, ML Bancorp, Carnegie and First Home (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

                                   SOVEREIGN    ML BANCORP(1)   CARNEGIE(2)   FIRST HOME(2)    COMBINED
                                   ----------   -------------   -----------   -------------   ----------
Year Ended December 31, 1998
  Interest income................  $1,284,933      $27,935        $19,517        $22,986      $1,355,371
  Interest expense...............     821,529       16,295          9,848         14,087         861,759
  Provision for loan losses......      27,467           --            260            234          27,961
  Other income...................     100,962        3,441            427            808         105,638
  Non-interest expense...........     332,710        8,534         10,180          8,659         360,083
  Income tax provision...........      71,539        2,319            390            503          74,751
                                   ----------      -------        -------        -------      ----------
  Net Income.....................  $  132,650      $ 4,228        $  (734)       $   311      $  136,455
                                   ==========      =======        =======        =======      ==========

------------------
(1) Reflects ML Bancorp's results of operations for the two-month period ended February 28, 1998.

(2) Reflects Carnegie and First Home results of operations for the seven-month period ended July 31,1998.

     During 1998, Sovereign recorded pre-tax merger-related charges of $49.9 million, ($33.5 million after-tax) or $.21 per share, primarily related to costs incurred in connection with its acquisitions of ML Bancorp, Inc., Carnegie Bancorp and First Home Bancorp, Inc. The components of the merger-related charges were as follows (in thousands):

                                                                                 REQUIRING       CASH
                                                                                   CASH         OUTFLOW
                                                                  PROVISION       OUTFLOW       TO DATE
                                                                  ---------      ---------      -------
Severance and employee-related costs........................       $22,257        $22,257       $22,257
Merger transaction costs....................................         5,307          5,307         5,307
Writedowns of assets........................................        13,350             --            --
Office closing costs........................................         3,085          1,274         1,274
Miscellaneous...............................................         5,933          5,933         5,933
                                                                   -------        -------       -------
Total.......................................................       $49,932        $34,771       $34,771
                                                                   =======        =======       =======

     Severance and employee-related costs relate primarily to severance costs and related taxes for employees of the three companies who were displaced as a result of merger, as well as the termination and distribution of ML Bancorp's ESOP and restricted stock plans in connection with the merger. Writedowns of assets include obsolescence of data processing equipment at all three companies as well as writedowns of servicing-related assets at ML Bancorp. The entire provision of $49.9 million was used in 1998.

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

     On August 29, 1997, Sovereign acquired Bankers Corp. ("Bankers"), a $2.6 billion financial services holding company headquartered in Perth Amboy, New Jersey. Bankers' sole banking subsidiary, Bankers Savings, operated 15 branch offices located in Middlesex, Monmouth and Ocean counties, New Jersey. The transaction added loans, deposits, and shareholders' equity to Sovereign of $1.5 billion, $1.7 billion, and $204 million, respectively. In accordance with the merger agreement, Bankers shareholders received 1.854 adjusted

                            SOVEREIGN BANCORP, INC.

NOTE 2 -- BUSINESS COMBINATIONS -- (CONTINUED)

shares of Sovereign common stock in exchange for each share of Bankers common stock. Sovereign issued approximately 23.0 million adjusted new shares of Sovereign common stock in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     On February 18, 1997, Sovereign acquired First State Financial Services, Inc. ("First State"), a $603 million savings institution headquartered in West Caldwell, New Jersey with 14 branch offices located throughout central and northern New Jersey. In accordance with the merger agreement, First State shareholders received 1.225 adjusted shares of Sovereign common stock in exchange for each share of First State common stock. Sovereign issued approximately 4.9 million adjusted new shares of Sovereign common stock in connection with the transaction. This transaction was accounted for as a pooling-of-interests.

     Prior to the combination, First State's fiscal year end was September 30, and accordingly, Sovereign's consolidated results of operations for the year ended December 31, 1997 include First State's results of operations for the twelve-month period ended December 31, 1997. A net decrease to Sovereign's stockholders' equity of $5.0 million has been made to reflect First State's activity for the three-month period ended December 31, 1996. That activity consisted of proceeds from the exercise of stock options of $1.0 million, net income of $6.2 million and net unrealized losses on investment securities available-for-sale of $228,000.

     The pre-merger results of operations for Sovereign, First State and Bankers (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

                                                                SOVEREIGN(1)      BANKERS      COMBINED
                                                                ------------      -------      --------
Year Ended December 31, 1997 (unaudited)
  Interest income.........................................        $360,816        $89,398      $450,214
  Interest expense........................................         234,302         55,548       289,850
  Provision for loan losses...............................           9,700          2,300        12,000
  Other income............................................          16,905          1,222        18,127
  Non-interest expense....................................          82,776         10,278        93,054
  Income tax provision....................................          20,230          8,172        28,402
                                                                  --------        -------      --------
  Net income..............................................        $ 30,713        $14,322      $ 45,035
                                                                  ========        =======      ========

------------------
(1) Sovereign's result of operations include First State's results of operations.

                            SOVEREIGN BANCORP, INC.

NOTE 2 -- BUSINESS COMBINATIONS -- (CONTINUED)

     During 1997, Sovereign recorded pre-tax merger-related charges of $44.1 million ($29.8 million after-tax) or $.19 per share, primarily related to costs incurred in connection with its acquisitions of Bankers and First State. The components of the merger-related charges were as follows (in thousands):

                                                                                 REQUIRING       CASH
                                                                                   CASH         OUTFLOW
                                                                  PROVISION       OUTFLOW       TO DATE
                                                                  ---------      ---------      -------
Severance and employee-related costs........................       $ 8,613        $ 8,613       $ 8,613
Merger transaction costs....................................         5,811          5,811         5,811
Credit-related reserves.....................................        24,900             --            --
Loss on sales of assets.....................................         1,093             --            --
Office closing costs........................................         2,330             --            --
Miscellaneous...............................................         1,377          1,377         1,377
                                                                   -------        -------       -------
Total.......................................................       $44,124        $15,801       $15,801
                                                                   =======        =======       =======

     Severance and employee-related costs relate primarily to severance costs and related taxes for employees of the two companies who were displaced as a result of the mergers. Credit-related costs relate to additional reserves which Sovereign determined would be necessary as a result of its conservative approach with respect to an aggressive workout plan for certain assets acquired from Bankers and First State. With the exception of the credit-related reserves, the remaining reserves of $19.2 million were used in 1997.

NOTE 3 -- RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 1999 and 1998 were $72 million and $237 million, respectively.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are as follows (in thousands):

                                                               AT DECEMBER 31,
                              ---------------------------------------------------------------------------------
                                                      1999                                      1998
                              -----------------------------------------------------   -------------------------
                              AMORTIZED     UNREALIZED     UNREALIZED                 AMORTIZED     UNREALIZED
                                 COST      APPRECIATION   DEPRECIATION   FAIR VALUE      COST      APPRECIATION
                              ----------   ------------   ------------   ----------   ----------   ------------
Investment Securities
  Available-for-Sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $   77,229     $     2        $  1,210     $   76,021   $   35,480     $     1
  Corporate securities/Trust
    preferred...............     243,915         650          14,231        230,334       40,784       1,627
  Asset-backed securities...     685,274          --          21,149        664,125      193,154          45
  Equities..................      32,142          31          11,420         20,753       54,383       5,381
  FHLB stock................     524,397          --              --        524,397      345,324          --
  Agency preferred stock....     425,888       4,135             395        429,628      456,861       9,856
  Municipal securities......      32,813         745           1,379         32,179       34,609       1,066
Mortgage-backed Securities:
  Passthroughs:
    U.S. government
      agencies..............     478,462         909          21,004        458,367      168,840       1,951
    Non-agencies............   2,688,315          --         132,333      2,555,982    1,969,322      15,976
    Collateralized mortgage
      obligations...........   3,166,472       2,564         130,610      3,038,426    3,335,794      11,168
                              ----------     -------        --------     ----------   ----------     -------
Total investment securities
  available-for-sale........  $8,354,907     $ 9,036        $333,731     $8,030,212   $6,634,551     $47,071
                              ==========     =======        ========     ==========   ==========     =======

                                   AT DECEMBER 31,
                              -------------------------
                                        1998
                              -------------------------
                               UNREALIZED
                              DEPRECIATION   FAIR VALUE
                              ------------   ----------
Investment Securities
  Available-for-Sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............    $    63      $   35,418
  Corporate securities/Trust
    preferred...............        121          42,290
  Asset-backed securities...        897         192,302
  Equities..................      9,654          50,110
  FHLB stock................         --         345,324
  Agency preferred stock....          5         466,712
  Municipal securities......        629          35,046
Mortgage-backed Securities:
  Passthroughs:
    U.S. government
      agencies..............        335         170,456
    Non-agencies............      5,510       1,979,788
    Collateralized mortgage
      obligations...........      1,981       3,344,981
                                -------      ----------
Total investment securities
  available-for-sale........    $19,195      $6,662,427
                                =======      ==========

                            SOVEREIGN BANCORP, INC.

NOTE 4 -- INVESTMENT SECURITIES -- (CONTINUED)

                                                               AT DECEMBER 31,
                              -------------------------------------------------------
                                                      1999
                              -----------------------------------------------------
                              AMORTIZED     UNREALIZED     UNREALIZED
                                 COST      APPRECIATION   DEPRECIATION   FAIR VALUE
                              ----------   ------------   ------------   ----------
Investment Securities
  Held-to-Maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $    4,807     $    --        $    109     $    4,698
  Corporate securities......   1,326,827       9,852             165      1,336,514
  Municipal securities......       3,275          96              22          3,349
Mortgage-backed securities:
  Passthroughs:
    U.S. government
      agencies..............     499,866       2,516           2,365        500,017
    Non-agency..............      52,319         377             224         52,472
    Collateralized mortgage
      obligations...........     474,957       2,520           7,502        469,975
                              ----------     -------        --------     ----------
Total investment securities
  held-to-maturity..........  $2,362,051     $15,361        $ 10,387     $2,367,025
                              ==========     =======        ========     ==========

                                                 AT DECEMBER 31,
                              ---------------------------------------------------
                                        1998                      1998
                              ------------------------- -------------------------
                              AMORTIZED     UNREALIZED   UNREALIZED
                                 COST      APPRECIATION DEPRECIATION   FAIR VALUE
                              ----------   ------------ ------------   ----------
Investment Securities
  Held-to-Maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities..............  $   31,179     $   151      $    78      $   31,252
  Corporate securities......      42,249       3,526           26          45,749
  Municipal securities......       8,064         165           --           8,229
Mortgage-backed securities:
  Passthroughs:
    U.S. government
      agencies..............     715,558      14,113          285         729,386
    Non-agency..............      74,523       1,165          136          75,552
    Collateralized mortgage
      obligations...........     968,082       4,541        2,208         970,415
                              ----------     -------      -------      ----------
Total investment securities
  held-to-maturity..........  $1,839,655     $23,661      $ 2,733      $1,860,583
                              ==========     =======      =======      ==========

     The amortized cost and estimated fair value of investment securities at December 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Investment Securities Available-for-Sale:
  Due in one year or less...................................  $  880,376   $  692,508
  Due after one year through five years.....................   3,533,633    3,484,706
  Due after five years through ten years....................   1,512,764    1,463,514
  Due after ten years.......................................   1,892,805    1,844,334
  No stated maturity........................................     556,539      545,150
                                                              ----------   ----------
     Total investment securities available-for-sale.........  $8,376,117   $8,030,212
                                                              ==========   ==========


                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
Investment Securities Held-to-Maturity:
  Due in one year or less...................................  $1,548,263   $1,555,406
  Due after one year through five years.....................     577,798      583,267
  Due after five years through ten years....................     166,434      162,251
  Due after ten years.......................................      69,556       66,101
  No stated maturity........................................          --           --
                                                              ----------   ----------
     Total investment securities held-to-maturity...........  $2,362,051   $2,367,025
                                                              ==========   ==========

                            SOVEREIGN BANCORP, INC.

NOTE 4 -- INVESTMENT SECURITIES -- (CONTINUED)

     Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

                                                                                HELD-TO-MATURITY
                                                  AVAILABLE-FOR-SALE               YEAR ENDED
                                               YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                          ----------------------------------   -------------------
                                             1999         1998        1997      1998       1997
                                          ----------   ----------   --------   -------   ---------
Proceeds from sales.....................  $1,681,580   $2,145,929   $295,933   $12,432   $ 561,316
                                          ==========   ==========   ========   =======   =========
Gross realized gains....................       8,335       27,729      3,751        --         183
Gross realized losses...................       4,603       11,449      2,893       457      10,217
                                          ----------   ----------   --------   -------   ---------
Net realized gains/(losses).............  $    3,732   $   16,280   $    858   $  (457)  $ (10,034)
                                          ==========   ==========   ========   =======   =========

     Proceeds from sales of investment securities held-to-maturity for the years ended December 31, 1998 and 1997 was the result of the liquidation of certain held-to-maturity securities acquired from ML Bancorp in 1998 and Bankers in 1997. These sales were completed in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to maintain Sovereign's pre-merger interest rate risk position, and the impact of these sales was included as part of the merger-related charges for ML Bancorp and Bankers.

     Tax-exempt income included in interest and dividends on investment securities for the years ended December 31, 1999, 1998 and 1997 was $19.3 million, $17.9 million and $10.5 million, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 1999, 1998 and 1997 were $1.2 million, $5.7 million and $(3.2) million, respectively.

     Investment securities with an estimated fair value of $2.7 billion and $1.8 billion were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 1999 and 1998, respectively.

     During the fourth quarter of 1999, Sovereign raised $1.8 billion of debt and equity in anticipation of its planned acquisition of Sovereign Bank New England. Under the terms of the financing agreements, Sovereign was required to escrow certain proceeds, with limited ability to invest such proceeds, subject to completion of the acquisition. Investment securities held-to-maturity include $1.3 billion of commercial paper representing the escrowed balances at December 31, 1999.

                            SOVEREIGN BANCORP, INC.

NOTE 5 -- LOANS

     A summary of loans included in the consolidated balance sheets follows (in thousands):

                                                                  AT DECEMBER 31,
                                                             -------------------------
                                                                1999          1998
                                                             -----------   -----------
Residential real estate loans..............................  $ 5,623,295   $ 5,113,537
Residential construction loans (net of loans in process of
  $31,447 and $89,569, respectively).......................       59,264        62,536
                                                             -----------   -----------
     Total Residential Loans...............................    5,682,559     5,176,073
                                                             -----------   -----------
Commercial real estate loans...............................    1,516,953       887,938
Commercial loans...........................................    1,690,744       717,440
Automotive floor plan loans................................      730,623       578,147
Multi-family loans.........................................      137,019       115,195
                                                             -----------   -----------
     Total Commercial Loans................................    4,075,339     2,298,720
                                                             -----------   -----------
Home equity loans..........................................    1,957,945     1,750,883
Auto loans.................................................    1,936,980     1,510,676
Loans to automotive lessors................................      288,636       252,856
Student loans..............................................      249,279       256,744
Other......................................................       35,802        39,888
                                                             -----------   -----------
     Total Consumer Loans..................................    4,468,642     3,811,047
                                                             -----------   -----------
     Total Loans(1)........................................  $14,226,540   $11,285,840
                                                             ===========   ===========
Total Loans with:(2)
  Fixed rate...............................................  $ 8,707,951   $ 5,798,158
  Variable rate............................................    5,518,589     5,487,682
                                                             -----------   -----------
     Total Loans(1)........................................  $14,226,540   $11,285,840
                                                             ===========   ===========

------------------

(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $24.0 million for 1999 and $16.9 million for 1998.

(2) Loan totals do not reflect the impact of off-balance sheet interest rate swaps used for interest rate risk management as discussed below.

     Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 1999 and 1998, loans to related parties totaled $9.2 million and $2.7 million, respectively.

     The activity in the allowance for loan losses is as follows (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
Balance, beginning of period..........................  $133,802   $116,823   $ 73,847
Acquired reserves and other additions.................     4,799     22,660     20,652
Provision for loan losses.............................    30,000     27,961     41,125
Charge-offs...........................................    55,023     46,330     24,184
Recoveries............................................    19,408     12,688      5,383
                                                        --------   --------   --------
Balance, end of period................................  $132,986   $133,802   $116,823
                                                        ========   ========   ========

                            SOVEREIGN BANCORP, INC.

NOTE 5 -- LOANS -- (CONTINUED)

     Sovereign requires loan officers to follow specific procedures in the early identification and collection of problem loans. If a loan becomes delinquent or the loan officer is not successful in the resolution of the problem loan, the account is transferred to Sovereign's Asset Recovery Team. At this time the account is analyzed for collateral values and the cash flows available to repay the loan. If it is determined that there is a collateral shortfall and insufficient cash flow to repay the debt, a reserve will be established. At any time during this process and at the loan officer's discretion, the account may be placed on non-accrual status. By following these procedures, losses are minimized on impaired loans.

     Impaired loans are summarized as follows (in thousands):

                                                               AT DECEMBER 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Impaired loans without a related allowance..................  $     --   $    --
Impaired loans with a related allowance.....................   108,215    63,296
                                                              --------   -------
  Total impaired loans......................................  $108,215   $63,296
                                                              ========   =======
Allowance for impaired loans................................  $ 23,033   $18,582
                                                              ========   =======

     If Sovereign's non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 1999, 1998 and 1997 would have increased by approximately $5.0 million, $9.8 million and $7.5 million, respectively. Interest income recorded on these loans for the years ended December 31, 1999, 1998 and 1997 was $2.1 million, $3.3 million and $2.4 million, respectively.

     The average balance of impaired loans for 1999, 1998 and 1997 was $82.3 million, $58.1 million and $29.2 million, respectively.

NOTE 6 -- MORTGAGE BANKING ACTIVITY

     At December 31, 1999, 1998, and 1997, Sovereign serviced loans for the benefit of others totaled $5.7 billion, $6.7 billion, and $6.4 billion, respectively. The following table presents the activity of Sovereign's mortgage servicing rights for the years indicated. This activity does not reflect the reduction from the activity in Sovereign's valuation allowance for mortgage servicing rights presented in the table below (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
Balance, beginning of year.............................  $ 75,627   $ 68,063   $ 58,759
Net servicing assets recognized during the year........    14,605     19,439     19,979
Amortization and other.................................   (12,883)   (11,875)   (10,675)
                                                         --------   --------   --------
Balance, end of year...................................  $ 77,349   $ 75,627   $ 68,063
                                                         ========   ========   ========

     For valuation purposes, at December 31, 1999, a weighted average discount rate of 9.89% was assumed and assumed prepayment speeds were consistent with published secondary market rates for Sovereign's market area. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

                            SOVEREIGN BANCORP, INC.

NOTE 6 -- MORTGAGE BANKING ACTIVITY -- (CONTINUED)

     Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------
                                                             1999      1998      1997
                                                            -------   -------   ------
Balance, beginning of year................................  $13,295   $ 3,295   $2,200
Change in valuation allowance for mortgage servicing
  rights..................................................   (8,437)   10,000    1,095
                                                            -------   -------   ------
Balance, end of year......................................  $ 4,858   $13,295   $3,295
                                                            =======   =======   ======

NOTE 7 -- PREMISES AND EQUIPMENT

     A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

                                                                AT DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Land........................................................  $ 15,790   $ 14,923
Office buildings............................................    84,130     69,542
Furniture, fixtures, and equipment..........................   116,163     94,055
Leasehold improvements......................................    22,154     21,351
Automobiles.................................................       883        849
                                                              --------   --------
                                                               239,120    200,720
Less accumulated depreciation...............................  (119,919)  (102,229)
                                                              --------   --------
  Total premises and equipment..............................  $119,201   $ 98,491
                                                              ========   ========

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1999, are summarized as follows (in thousands):

                                                        AT DECEMBER 31,
                                                             1999
                                                        ---------------
2000..................................................      $15,155
2001..................................................       14,049
2002..................................................       11,957
2003..................................................        9,587
2004..................................................        6,451
Thereafter............................................       27,045
                                                            -------
  Total...............................................      $84,244
                                                            =======

     Total rental expense for all leases for the years ended December 31, 1999, 1998, and 1997 was $16.5 million, $10.6 million and $7.9 million, respectively.

                            SOVEREIGN BANCORP, INC.

NOTE 8 -- ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

                                                                     AT DECEMBER 31,
                                                                  ----------------------
                                                                    1999          1998
                                                                  --------      --------
Accrued interest receivable on:
  Investment securities.....................................      $ 58,749      $ 57,809
  Loans.....................................................       105,971        89,632
                                                                  --------      --------
     Total interest receivable..............................      $164,720      $147,441
                                                                  ========      ========

NOTE 9 -- DEPOSITS

     Deposits are summarized as follows (in thousands):

                                                                          AT DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                            1999                                    1998
                                             ----------------------------------      ----------------------------------
                                               BALANCE        PERCENT      RATE        BALANCE        PERCENT      RATE
                                             -----------      -------      ----      -----------      -------      ----
Demand deposit accounts................      $ 1,089,472          9%        --%      $ 1,104,170          9%         --%
NOW accounts...........................        1,578,259         14        2.24        1,281,516         10        1.24
Savings accounts.......................        2,142,708         18        2.69        2,295,448         19        2.83
Money market accounts..................        1,345,325         12        4.17        1,545,634         13        3.78
Retail certificates of deposit.........        4,708,057         40        5.00        5,172,196         42        5.24
Jumbo certificates of deposit..........          855,825          7        5.56          923,752          7        5.40
                                             -----------        ---        ----      -----------        ---        ----
  Total deposits.......................      $11,719,646       100%        3.64%     $12,322,716       100%        3.73%
                                             ===========        ===        ====      ===========        ===        ====

     Certificate accounts are frequently renewed at maturity rather than paid out. The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1999 (in thousands):

                                   WITHIN SIX    SIX MOS.       ONE/       THREE/      FIVE/       OVER
                                      MOS.       ONE YR.     THREE YRS.   FIVE YRS.   TEN YRS.   TEN YRS.     TOTAL
                                   ----------   ----------   ----------   ---------   --------   --------   ----------
Certificate accounts by rate:
Less than 4.001%.................  $   19,217   $      973    $  8,560    $     56    $   421    $ 22,989   $   52,216
4.001% -- 6.000%.................   3,411,736    1,372,275     308,254      80,134     36,130     100,491    5,309,020
6.001% -- 8.000%.................     109,397       19,439      30,516      25,754     10,533           8      195,647
8.001% -- 10.000%................         874          298         850         422      1,117         144        3,705
Above 10.000%....................         549          377         275         128      1,887          78        3,294
                                   ----------   ----------    --------    --------    -------    --------   ----------
Total certificate accounts.......  $3,541,773   $1,393,362    $348,455    $106,494    $50,088    $123,710   $5,563,882
                                   ==========   ==========    ========    ========    =======    ========   ==========

     The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 1999 (in thousands):

                                                              AT DECEMBER 31,
                                                                   1999
                                                              ---------------
2000........................................................    $4,935,135
2001........................................................       242,720
2002........................................................       105,735
2003........................................................        60,322
2004........................................................        46,172
Thereafter..................................................       173,798
                                                                ----------
  Total.....................................................    $5,563,882
                                                                ==========

                            SOVEREIGN BANCORP, INC.

NOTE 9 -- DEPOSITS -- (CONTINUED)

     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 1999 (in thousands):

                                                              AT DECEMBER 31,
                                                                   1999
                                                              ---------------
Three months or less........................................    $  317,341
Over three through six months...............................       591,903
Over six through twelve months..............................       240,868
Over twelve months..........................................        60,907
                                                                ----------
  Total.....................................................    $1,211,019
                                                                ==========

Interest expense on deposits is summarized as follows (in thousands):

                                                                          AT DECEMBER 31,
                                                                ------------------------------------
                                                                  1999          1998          1997
                                                                --------      --------      --------
Demand deposit and NOW accounts...........................      $ 21,851      $ 16,387      $  7,967
Savings accounts..........................................        58,333        62,694        58,974
Money market accounts.....................................        50,246        45,055        33,719
Certificates of deposit...................................       297,625       316,164       278,153
                                                                --------      --------      --------
  Total interest expense on deposits......................      $428,055      $440,300      $378,813
                                                                ========      ========      ========

Deposits of related parties include deposits made by certain officers, directors and their affiliated interests. At December 31, 1999 and 1998, deposits of related parties totaled $2.4 million and $1.7 million, respectively.

NOTE 10 -- SHORT-TERM AND LONG-TERM BORROWINGS

     Short-term Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

                                                                       AT DECEMBER 31,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ----------      ----------
Securities sold under repurchase agreements.................      $  414,553      $  315,540
Federal Home Loan Bank advances.............................       6,403,952       3,409,243
Current portion of long-term borrowings.....................          83,909         197,569
                                                                  ----------      ----------
  Total short-term borrowings...............................      $6,902,414      $3,922,352
                                                                  ==========      ==========

     Included in short-term borrowings are sales of securities under repurchase agreements, and retail repurchase agreements. Securities underlying sales of securities under repurchase agreements consisted of investment securities which had an amortized cost of $141 million and $180 million and a market value of $139 million and $182 million at December 31, 1999 and 1998, respectively.

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

                            SOVEREIGN BANCORP, INC.

NOTE 10 -- SHORT-TERM AND LONG-TERM BORROWINGS -- (CONTINUED)

     The following table summarizes information regarding short-term securities sold under repurchase agreements (in thousands):

                                                                           DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            1998            1997
                                                            ----------      ----------      ----------
Balance...............................................      $  414,553      $  315,540      $  787,700
Weighted average interest rate........................            4.22%           5.32%           5.61%
Maximum amount outstanding at any month-end during the
  year................................................      $2,747,239      $  956,394      $1,515,156
Average amount outstanding during the year............      $1,428,756      $  525,986      $1,222,183
Weighted average interest rate during the year........            5.50%           5.39%           5.67%

The following table summarizes information regarding short-term FHLB advances (in thousands):

                                                                           DECEMBER 31,
                                                            ------------------------------------------
                                                               1999            1998            1997
                                                            ----------      ----------      ----------
Balance...............................................      $6,403,952      $3,409,243      $4,626,401
Weighted average interest rate........................            5.67%           5.32%           5.91%
Maximum amount outstanding at any month-end during the
  year................................................      $6,403,952      $5,361,401      $4,709,176
Average amount outstanding during the year............      $3,867,391      $4,420,827      $3,718,562
Weighted average interest rate during the year........            5.58%           5.98%           6.03%

     Long-term Borrowings. Long-term securities sold under repurchase agreements had weighted average interest rates of 5.78% and 5.58% at December 31, 1999 and 1998, respectively. Long-term FHLB advances had weighted average interest rates of 4.89% and 4.96% at December 31, 1999 and 1998, respectively. Long-term borrowings, excluding portion classified as short-term are as follows (in thousands):

                                                                       AT DECEMBER 31,
                                                                  --------------------------
                                                                     1999            1998
                                                                  ----------      ----------
Securities sold under repurchase agreements, maturing
  January 2001 to November 2002.............................      $  170,000      $  340,000
FHLB advances, maturing January 2001 to April 2012..........       4,080,952       3,492,262
Senior Secured Credit Facility, due June 30, 2003...........         500,000              --
6.75% senior notes, due July 1, 2000(1).....................              --          49,896
6.625% senior notes, due March 15, 2001.....................         239,843              --
10.25% senior notes, due May 15, 2004.......................         200,000              --
10.50% senior notes, due November 15, 2006..................         500,000              --
6.75% subordinated debentures, due 2000(1)..................              --          27,822
8.50% subordinated debentures, due 2002.....................          19,987          19,982
8.00% subordinated debentures, due 2003.....................          49,942          49,925
                                                                  ----------      ----------
  Total long-term borrowings................................      $5,760,724      $3,979,887
                                                                  ==========      ==========

------------------
(1) Notes/debentures mature during year 2000 and therefore are reflected in short-term borrowings on page 57.

     Included in long-term borrowings are sales of securities under repurchase agreements. Securities underlying these repurchase agreements consist of investment securities which had a book value of $195 million and $340 million, and a market value of $192 million and $344 million at December 31, 1999 and 1998, respectively.

     FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.

                            SOVEREIGN BANCORP, INC.

NOTE 10 -- SHORT-TERM AND LONG-TERM BORROWINGS -- (CONTINUED)

     The Senior Secured Credit Facility will mature on the date six months prior to the maturity date of the 10.25% senior notes, but in no event later than June 30, 2003. The facility amortizes in quarterly installments in the following annual percentages of principal: 2000 -- 5%, $25 million ; 2001 -- 15%, $75 million; 2002 -- 40%, $200 million; and 2003 -- 40%, $200 million with mandatory prepayments occurring if Sovereign's cash flow exceeds predetermined levels. Interest is calculated, at the option of the borrower, at LIBOR plus 3.5%, or the sum of a) the highest of (i) lender's base rate, (ii) .50% over lender's three month CD rate, or (iii) .50% over the Federal Funds Effective Rate, plus
b) 2.50%. Interest was calculated under the LIBOR option (9.96%) at December 31, 1999. The Senior Secured Credit Facility is secured primarily by first perfected security interest in the stock of Sovereign Bank owned by Sovereign Bancorp. The Senior Secured Credit Facility subjects Sovereign to a number of affirmative and negative covenants.

     The 6.75% senior notes are non-amortizing and are not redeemable prior to maturity. The senior 6.625%, 10.25% and 10.50% notes are non-amortizing and are redeemable, at a significant premium, at any time prior to maturity.

     The 6.75% and 8.00% subordinated debentures are non-amortizing and are not redeemable prior to maturity. The 8.50% subordinated debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part.

     The 6.75% subordinated debentures and a portion of the FHLB advances have, through the use of interest rate swaps, been effectively converted from fixed rate obligations to variable rate obligations.

     The Senior Secured Credit Facility and the 10.25% and 10.5% Senior Notes require Sovereign to escrow funds sufficient to redeem these debts in the event the Sovereign Bank New England acquisition is not completed. Sovereign's ability to invest these funds is limited to investment categories specified in the escrow agreements. At the December 31, 1999, investment securities held-to-maturity includes $1.3 billion of commercial paper of commercial obligors as required under the escrow agreements.

     The following table sets forth the maturity of Sovereign's short-term and long-term borrowings as scheduled to mature contractually at December 31, 1999 (in thousands):

                                                              AT DECEMBER 31,
                                                                   1999
                                                              ---------------
2000........................................................    $ 6,902,414
2001........................................................        599,843
2002........................................................        589,987
2003........................................................        764,942
2004........................................................        650,700
Thereafter..................................................      3,155,252
                                                                -----------
  Total.....................................................    $12,663,138
                                                                ===========

NOTE 11 -- TRUST PREFERRED SECURITIES

On November 15, 1999, Sovereign issued 5,750,000 units of Trust Preferred Income Equity Redeemable Securities (PIERS) resulting in net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030, of which $91,500 has been allocated to the value of the warrants and is treated as original issue discount. The original issue discount is accreted into Trust Preferred Securities expense over the life of the unit resulting in an effective yield of 11.74%. Each PIERS unit consists of:

          A preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a stated liquidation amount of $50, representing an undivided beneficial ownership interest in Trust II, which assets consist solely of debentures issued by Sovereign.

                            SOVEREIGN BANCORP, INC.

NOTE 11 -- TRUST PREFERRED SECURITIES -- (CONTINUED)

     Distributions are payable quarterly beginning February 15, 2000 at an annual rate of 7.5% of the stated liquidation value; and

          A warrant to purchase, subject to antidilution adjustments, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. The warrants were valued at $17.50 per unit.

     The Trust Preferred II securities were issued by a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on Trust II will be payable at an annual rate of 7.5% of the stated liquidation amount of $50 per capital security, payable quarterly. After issue discount and issuance costs, proceeds of $186.8 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred II offering. Cash distributions on Trust Preferred II will be made to the extent interest on the debentures is received by Trust II. Sovereign may defer interest payments on the debentures for a period not exceeding 20 consecutive quarters or beyond the original maturity date. Holders may require Sovereign to repurchase the Trust Preferred II securities at accreted value following exercise of the warrants.

     In the event of certain changes or amendments to regulatory requirements or federal tax rules, Sovereign may elect to redeem the Trust Preferred II securities at 100% of accreted value and to redeem the warrants at their value (combined value $50). Sovereign may elect to redeem the Trust Preferred II securities and the warrants at $50, if the value of Sovereign's common stock on 20 trading days out of the preceding 30 consecutive trading days and on the day the election is made exceeds $14.99 after November 20, 2002; $13.12 after November 15, 2003; or $11.25 after November 15, 2004.

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

     During March 1997, ML Bancorp, a predecessor company of Sovereign, issued $50.0 million of Trust Preferred securities at an interest rate of 9.875%, with a scheduled maturity of March 1, 2027. The securities were issued by ML Capital Trust I and proceeds from the issuance were invested in Junior Subordinated Debentures issued by ML Bancorp. Sovereign assumed ML Bancorp's obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March 1, 2007.

     The Trust Preferred offerings are classified as and are similar to a minority interest and are presented as "Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of Sovereign Bancorp, Inc." The Trust Preferred offerings qualify for Tier I capital treatment for Sovereign and the loan payments from Sovereign to the Trust are fully tax deductible. The warrants, included in the PIERS units, are classified as additional capital within stockholders' equity.

NOTE 12 -- STOCKHOLDERS' EQUITY

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTSregulated institutions to have a

                            SOVEREIGN BANCORP, INC.

NOTE 12 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

minimum tangible capital equal to 2% of total tangible assets. Sovereign Bank was in compliance with all of these capital requirements as of December 31, 1999. The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 1999 (in thousands):

                                               TANGIBLE     LEVERAGE      LEVERAGE       RISK-BASED
                                              CAPITAL TO   CAPITAL TO    CAPITAL TO      CAPITAL TO
                                               TANGIBLE     TANGIBLE    RISK-ADJUSTED   RISK-ADJUSTED
                                                ASSETS       ASSETS        ASSETS          ASSETS
                                              ----------   ----------   -------------   -------------
Sovereign Bank:
Regulatory capital..........................  $2,062,070   $2,062,070    $2,062,070      $2,190,805
Minimum capital requirement.................     502,666      753,999       602,377       1,204,755
                                              ----------   ----------    ----------      ----------
  Excess....................................  $1,559,404   $1,308,071    $1,459,693      $  986,050
                                              ==========   ==========    ==========      ==========
Capital ratio...............................        8.20%        8.20%        13.69%          14.55%

     OTS capital regulations do not apply to thrift holding companies. The following schedule summarizes actual capital balances and ratios of Sovereign Bancorp at December 31, 1999 using average tangible assets which is consistent with the method used by bank holding companies (in thousands):

                                               TANGIBLE     LEVERAGE      LEVERAGE       RISK-BASED
                                              CAPITAL TO   CAPITAL TO    CAPITAL TO      CAPITAL TO
                                               TANGIBLE     TANGIBLE    RISK-ADJUSTED   RISK-ADJUSTED
                                                ASSETS       ASSETS        ASSETS          ASSETS
                                              ----------   ----------   -------------   -------------
Sovereign Bancorp:
Regulatory capital..........................  $1,591,695   $1,908,041    $1,908,041      $2,424,776
Minimum capital requirement.................     527,546      760,786       651,477       1,302,955
                                              ----------   ----------    ----------      ----------
  Excess....................................  $1,064,149   $1,147,255    $1,256,564      $1,121,821
                                              ==========   ==========    ==========      ==========
Capital ratio...............................        6.28%        7.52%        11.72%          14.89%

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At December 31, 1999, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements. Although Sovereign Bancorp is not subject to OTS capital requirements, depending upon the specific facts regarding a proposed acquisition, the OTS could determine that the pro forma financial condition of a savings and loan holding company may be inadequate and therefore condition approval on making prescribed capital levels.

     As a result of provisions of the Small Business Jobs Protection Act of 1996 (the "Jobs Protection Act"), which repealed the tax reserve method for bad debts for thrift institutions and the circumstances requiring bad debt recapture for large institutions, Sovereign must determine the tax deduction for bad debt based on actual charge-offs. The Jobs Protection Act retained the existing base year bad debt reserve and requires recapture into taxable income in certain circumstances such as in the case of certain excess distributions or complete redemptions. None of the limited circumstances requiring recapture are anticipated by Sovereign. Retained earnings at December 31, 1999 included $79.6 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

     Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 1999, purchases of common

                            SOVEREIGN BANCORP, INC.

NOTE 12 -- STOCKHOLDERS' EQUITY -- (CONTINUED)

stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

     Sovereign maintains a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders from attempts to acquire control of Sovereign at an inadequate price. Under the Rights Plan, Sovereign distributed a dividend of one right to purchase a unit of preferred stock on each outstanding share of Sovereign's common stock. The rights are not currently exercisable or transferable and no separate certificates evidencing such rights will be distributed, unless certain events occur. The rights attach to shares of common stock outstanding on October 2, 1989 and will expire on September 27, 2004 as stated in the amendment to the Rights Plan dated September 27, 1995. The rights will entitle the holders to purchase either Sovereign's common stock or the common stock of the potential acquiree at a substantially reduced price.

     On November 15, 1999, Sovereign raised $1.3 billion of debt and equity. This included issuance of 43.8 million shares of common stock resulting in net proceeds of $331.5 million. In connection with the PIERS offering as described in the preceding note, Sovereign issued 5.75 million warrants with a fair value, net of offering expenses, of $91.5 million, classified as stockholders' equity. The conversion of all warrants would result in an additional 30.7 million shares outstanding before the effect of repurchase of shares assumed under the treasury stock method used for fully diluted EPS calculations.

     On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B and issued 14.3 million shares of common stock in connection with this redemption.

NOTE 13 -- STOCK OPTION PLANS

     Sovereign grants stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign's stock options expire not more than ten years and one month after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 14.2 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits.

     The following table provides a summary of the Company's stock option activity for the years ended December 31, 1999, 1998 and 1997 and stock options exercisable at the end of each of those years (number of options in thousands).

                                                                              PRICE PER
                                                                SHARES          SHARE
                                                              ----------   ---------------
Options outstanding December 31, 1996 (3,758,345 shares
  exercisable)..............................................   8,065,895   $   .96 - $8.94
Granted.....................................................   1,382,278      8.17 - 15.94
Exercised...................................................  (3,388,704)      .97 -  7.51
Forfeited...................................................     (26,016)     3.84 - 10.54
Options outstanding December 31, 1997 (4,351,317 shares
  exercisable)..............................................   6,033,453       .96 - 16.77
Granted.....................................................     934,070     13.38 - 20.25
Exercised...................................................  (2,295,265)      .97 - 10.54
Forfeited...................................................    (172,550)     8.22 - 20.25
Options outstanding December 31, 1998 (3,371,038 shares
  exercisable)..............................................   4,499,708       .96 - 20.25
Options exchanged in conjunction with Peoples acquisition...     473,531      4.41 -  6.86
Granted.....................................................   2,216,479      8.28 - 12.44
Exercised...................................................    (720,811)      .96 -  8.83
Forfeited...................................................    (110,015)     3.78 - 16.35
Options outstanding December 31, 1999 (4,154,213 shares
  exercisable)..............................................   6,358,892   $ 1.30 - $20.25
                                                              ==========   ===============

                            SOVEREIGN BANCORP, INC.

NOTE 13 -- STOCK OPTION PLANS -- (CONTINUED)

     The following table summarizes Sovereign's stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                             -----------------------------------------   ----------------------
                                          WTD. AVG.      WTD. AVG.                    WTD. AVG.
                                          EXERCISE       REMAINING                    EXERCISE
           EXERCISE PRICES     SHARES       PRICE     CONTRACTUAL LIFE     SHARES       PRICE
           ---------------   ----------   ---------   ----------------   ----------   ---------
            $ .96-$ 6.94      2,504,011    $ 4.36           4.70          2,504,011    $ 4.36
            $7.27-$12.71      2,504,181    $11.01           9.19            299,502    $ 8.65
            $13.28-$20.25     1,350,700    $14.67           8.15          1,350,700    $14.67
                             ----------    ------           ----         ----------    ------

                   Total      6,358,892    $ 9.17           7.20          4,154,213    $ 8.02
                             ==========    ======           ====         ==========    ======

     Companies have a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Sovereign follows the disclosure only method.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

Grant date year..............................           1999                1998                1997
Expected volatility..........................           .296                .278           .200-.840
Expected life in years.......................           6.00                6.00           4.00-7.50
Stock price on date of grant.................  $ 8.28-$12.44       $13.38-$20.25       $ 8.17-$15.94
Exercise price...............................  $ 8.28-$12.44       $13.38-$20.25       $ 8.17-$15.94
Weighted average exercise price..............  $       11.34       $       15.41       $       10.60
Weighted average fair value..................  $        3.98       $        5.45       $        4.44
Expected dividend yield......................           1.40%                .67%          .21%-3.00%
Risk-free interest rate......................     5.17%-6.75%         4.65%-5.72%         5.76%-6.88%
Vesting period in years......................            1-5                   1                 0-4

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

     The pro forma reduction to net income for 1999, 1998 and 1997 was $3.2 million, $2.9 million and $2.8 million, respectively. The pro forma reduction to diluted earnings per share was $.02, each year.

                            SOVEREIGN BANCORP, INC.

NOTE 14 -- EMPLOYEE BENEFIT PLANS

     Sovereign sponsors a non-contributory defined benefit pension plan (Sovereign Plan) covering substantially all employees who have attained the age of 21 and completed one year of service. Effective March 31, 1999, Sovereign announced its intention to terminate the Sovereign Plan and is in the process of completing that termination. Benefit accruals were frozen at March 31, 1999, and a curtailment gain of $1.6 million was recorded. Benefits under the Sovereign Plan were based upon years of service and the employees' average compensation computed based on the five consecutive plan years of highest pay during the ten years preceding retirement or termination.

     Sovereign also sponsors a supplemental executive retirement plan, several defined benefit pension and other plans covering former employees of institutions acquired by Sovereign. Benefits are frozen under all acquired defined benefit pension plans and Sovereign is in the process of terminating these plans.

     It is Sovereign's policy to fund the minimum contribution as determined by actuarial valuation. Net periodic pension costs for these plans are comprised of the following components (in thousands of dollars):

                                                                   AT DECEMBER 31,
                                                           -------------------------------
                                                            1999         1998        1997
                                                           -------      ------      ------
Service cost benefits earned during the period...........  $   351      $2,248      $1,928
Interest cost on projected benefit obligation............    2,568       2,498       2,550
Actual return on plan assets.............................     (224)     (7,028)     (7,227)
Amortization of unrecognized net assets and other
  deferred amounts, net..................................   (2,308)      3,761       3,037
Curtailment gain.........................................   (1,564)         --          --
Asset gain...............................................       --          --         331
                                                           -------      ------      ------
  Net periodic pension expense...........................  $(1,177)     $1,479      $  619
                                                           =======      ======      ======

                            SOVEREIGN BANCORP, INC.

NOTE 14 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)

     The following table sets forth the Change in Benefit Obligation. Change in Plan Assets and funded status for Sovereign's pension plan at December 31, 1999 and 1998 (in thousands).

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                               1999         1998
                                                              -------      -------
Change in Benefit Obligation:
  Benefit obligation at beginning of year...................  $38,159      $37,214
  Service cost..............................................      351        2,248
  Interest cost.............................................    2,568        2,498
  Actuarial gains...........................................    3,849          895
  Benefits paid and annuity purchases.......................   (5,972)      (4,696)
  Acquisitions..............................................    4,941           --
  Curtailment...............................................   (4,174)          --
  Assumption changes........................................    4,360           --
                                                              -------      -------
  Benefit obligation at end of year.........................  $44,082      $38,159
                                                              =======      =======
Change in Plan Assets:
  Fair value of plan assets at beginning of year............  $46,901      $44,464
  Actual return on plan assets..............................      203        7,028
  Company contributions.....................................      104          105
  Benefits paid and annuity purchases.......................   (5,972)      (4,696)
  Acquisitions..............................................    4,706           --
                                                              -------      -------
  Fair value of plan assets at end of year..................  $45,942      $46,901
                                                              =======      =======
  Funded status of the plan.................................  $ 1,860      $ 8,742
  Unrecognized net actuarial gain (loss)....................      931       (5,351)
  Unrecognized net transition asset.........................       --        1,176
  Unrecognized prior service cost...........................      660          773
                                                              -------      -------
  Prepaid benefit cost......................................  $ 3,451      $ 5,340
                                                              =======      =======

     In determining the projected benefit obligation, the assumed discount rates at December 31, 1999, 1998 and 1997 were 6.31%, 6.75% and 6.77%, respectively.
The weighted average rate of salary increase was 4.50% for 1999, 4.50% for 1998 and 4.46% for 1997. The expected long-term rate of return on assets used in determining net periodic pension expense was 5.13% for 1999, 9.00% for 1998 and 8.92% for 1997. The pension plans' assets consist primarily of short-term U.S. Treasury and government agency securities, units of fixed income common trust funds, and Sovereign common stock. At December 31, 1999 the Sovereign Plan held approximately 79,000 shares of Sovereign stock with a fair market value of $0.6 million.

     Sovereign maintains a 401(k) savings plan. Substantially all employees of Sovereign are eligible to participate in the 401(k) savings plan following their completion of one year of service and attaining age 21. Sovereign's contributions to this plan were $2.1 million, $1.5 million and $753,000 during 1999, 1998 and 1997, respectively. Pursuant to this plan, employees can contribute up to 10% of their compensation to the plan. Sovereign contributes 50% of the employee contribution up to 6% of compensation in the form of Sovereign common stock.

     Sovereign maintains an Employee Stock Ownership Plan ("Sovereign ESOP"), and substantially all employees of Sovereign are eligible to participate in the Sovereign ESOP following their completion of one year of service and attaining age 21. The Sovereign ESOP is a deferred contribution plan which provides retirement benefits for participants and beneficiaries by purchasing Sovereign common stock in the open market. The amount of annual contributions to the Sovereign ESOP by Sovereign is determined by the Board

                            SOVEREIGN BANCORP, INC.

NOTE 14 -- EMPLOYEE BENEFIT PLANS -- (CONTINUED)

of Directors based upon the financial performance of Sovereign each year. Sovereign recognized as expense $3.4 million, $4.0 million and $7.7 million to the ESOP during 1999, 1998 and 1997, respectively.

     On November 21, 1994, Sovereign's Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The Sovereign ESOP is funded through direct loans from Sovereign. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the Sovereign ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Sovereign has committed to make contributions sufficient to provide for the ESOP debt requirements.

     Peoples also sponsored a leveraged ESOP that Sovereign intends to terminate effective March 31, 2000.

     At December 31, 1999, the ESOPs held 6.4 million shares of Sovereign stock of which 1.6 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. The unallocated ESOP shares had a fair market value of $36.0 million at December 31, 1999. Sovereign recognized as expense $3.4 million, $4.0 million and $7.7 million for the ESOPs in 1999, 1998 and 1997, respectively. At December 31, 1999, the ESOPs had $45.4 million of loans outstanding from Sovereign.

     Sovereign maintains several bonus deferral plans for selected management and executive employees. These plans allow employees to defer 50% or more of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions ranging from 25% to 100% are made by Sovereign into the trust and are also invested in Sovereign stock. Earnings on the deferral and matching contributions are also invested in Sovereign stock. Expense is recognized ratably over the vesting periods of the plans. Benefits vest ratably over three years under the management plan and after five years under the executive plan. Benefits also vest under the plans in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined by the plans. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $1.0 million, $285,000 and $250,000 for these plans in 1999, 1998 and 1997, respectively.

     Sovereign maintains an Employee Stock Purchase Plan which permits eligible employees to purchase Sovereign common stock directly from Sovereign. Purchases of common stock are limited to 15% of a participant's compensation. During 1999, 1998 and 1997, participants purchased Sovereign common stock at a price equal to 92.5% of the fair value of Sovereign common stock on the offering date. Compensation expense for this plan for the year ended December 31, 1999, 1998 and 1997 was $136,000, $106,000 and $46,000, respectively.

                            SOVEREIGN BANCORP, INC.

NOTE 15 -- INCOME TAXES

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          1999         1998         1997
                                                         -------      -------      -------
Current:
  Federal..............................................  $69,656      $92,311      $73,431
  State................................................      807        1,121        4,282
                                                         -------      -------      -------
                                                          70,463       93,432       77,713
Deferred...............................................   18,852      (18,681)     (10,389)
                                                         -------      -------      -------
  Total income tax expense.............................  $89,315      $74,751      $67,324
                                                         =======      =======      =======

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for each of the years indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                              1999       1998       1997
                                                              ----       ----       ----
Federal income tax at statutory rate........................  35.0%      35.0%      35.0%
Increase/(decrease) in taxes resulting from:
  Tax-exempt income.........................................  (5.8)      (5.2)      (2.0)
  State income taxes, net of federal tax benefit............   0.2        0.3        1.6
  Amortization of intangible assets and other purchase
     accounting adjustments.................................   0.9        0.8        1.0
  Non-deductible, merger-related costs......................    --        3.1        2.1
  Other.....................................................   2.9        1.4        1.9
                                                              ----       ----       ----
                                                              33.2%      35.4%      39.6%
                                                              ====       ====       ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                            1999      1998      1997
                                                          --------   -------   -------
Deferred tax assets:
  Allowance for possible loan losses....................  $ 43,766   $37,849   $37,390
  Purchased mortgage servicing rights...................     3,532     4,356     5,364
  Employee benefits.....................................     1,344       888     2,593
  Merger-related liabilities............................     6,339     2,313     1,104
  Purchase accounting adjustments.......................     8,765       370     1,071
  Unrealized loss on available-for-sale portfolio.......   113,764        --        89
  Net operating loss carry forwards.....................     8,630     1,393     1,810
  Other.................................................     5,472       847     5,621
                                                          --------   -------   -------
     Total gross deferred tax assets....................  $191,612   $48,016   $55,042
                                                          --------   -------   -------
Deferred tax liabilities:
  Purchase accounting adjustments.......................  $  8,177   $ 5,402   $ 6,473
  Deferred loan fees....................................    10,505     7,144     5,739
  Tax bad debt reserve recapture........................     4,393     2,406     2,888
  Originated mortgage servicing rights..................     8,269     3,843     2,678
  Option premiums.......................................     2,716     2,716     9,799
  Unrealized gain on available-for-sale portfolio.......        --     9,757     9,625
  Other.................................................    11,145     4,163     6,609
                                                          --------   -------   -------
  Total gross deferred tax liabilities..................  $ 45,205   $35,431   $43,811
                                                          --------   -------   -------
Net deferred tax asset..................................  $146,407   $12,585   $11,231
                                                          ========   =======   =======

                            SOVEREIGN BANCORP, INC.

NOTE 15 -- INCOME TAXES -- (CONTINUED)

     The Small Business Job Protection Act of 1996 ("the Act") repealed the tax bad debt deduction computed under the percentage of taxable income method for tax years beginning after December 31, 1995 and requires thrifts to recapture into income, over a six-year period, the amount by which their tax bad debt reserves exceed their base year reserves. As a result, Sovereign is required to recapture $15.2 million, of which $5.3 million has been recaptured through December 31, 1999, related to its tax bad debt reserve in excess of its base year reserve. Sovereign previously recorded a deferred tax liability for this excess and therefore, the recapture will not impact the statement of operations.

     Sovereign has determined that it is not required to establish any valuation reserve for deferred tax assets since it is more likely than not that deferred tax assets will ultimately be realized. Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings and the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

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

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

                                                            CONTRACT OR NOTIONAL AMOUNT
                                                                  AT DECEMBER 31,
                                                            ---------------------------
                                                               1999             1998
                                                            ----------       ----------
Financial instruments whose contract amounts represent
  credit risk:
  Commitments to extend credit............................  $2,236,688       $1,191,599
  Standby letters of credit...............................      76,775           21,153
  Loans sold with recourse................................      25,214           35,375
Financial instruments whose notional or contract amounts
  exceed the amount of credit risk:
  Forward contracts.......................................      75,335          608,104
  Interest rate swaps.....................................     452,300        2,955,164
  Interest rate caps......................................   1,200,000        1,200,000

                            SOVEREIGN BANCORP, INC.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counter party. Collateral held usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.

     Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire by June 2003 and one guarantee for $1.4 million expires in January 2011. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.

     Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances and historical loss experience has been minimal.

     The forward contracts used by Sovereign in its mortgage banking activities are contracts for delayed delivery of securities in which Sovereign agrees to make delivery of a specified instrument, at a specified future date, at a specified price or yield. Risks arise from the possible inability of counter parties to meet the terms of their contracts and from movements in securities' values and interest rates.

     Interest rate swaps, caps and floors enable Sovereign to transfer, modify or reduce its interest rate risk and are used as part of asset and liability management. Sovereign may become a principal in the exchange of interest payments with another party and therefore, is exposed to loss should one of the counter parties default. Sovereign minimizes this risk by performing credit reviews on counter parties.

     Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are significantly smaller.

  Litigation

     At December 31, 1999, Sovereign was party to a number of lawsuits, which arise during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

                            SOVEREIGN BANCORP, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                               AT DECEMBER 31,
                                            -----------------------------------------------------
                                                      1999                        1998
                                            -------------------------   -------------------------
                                             CARRYING                    CARRYING
                                               VALUE      FAIR VALUE       VALUE      FAIR VALUE
                                            -----------   -----------   -----------   -----------
Financial Assets:
  Cash and amounts due from depository
    institutions..........................  $   373,996   $   373,996   $   471,074   $   471,074
  Interest-earning deposits...............       19,238        19,238        82,650        82,650
  Loans held for sale.....................       61,925        62,439       296,930       297,414
  Investment securities
    available-for-sale....................    8,030,212     8,030,212     6,662,427     6,662,427
  Investment securities
    held-to-maturity......................    2,362,051     2,367,025     1,839,655     1,860,583
  Loans, net..............................   14,093,554    13,955,482    11,152,038    11,180,004
  Mortgage servicing rights...............       72,491        76,606        62,332        64,840
Financial Liabilities:
  Deposits................................   11,719,646    11,686,094    12,322,716    12,314,608
  Borrowings(1)...........................   12,663,138    12,442,697     7,907,805     7,887,676
Unrecognized Financial Instruments:(2)
  Commitments to extend credit............       16,003        16,086         5,875         5,880
  Loans sold with recourse................          126            50           177            71
  Interest rate swaps, caps and floors....        4,463         1,198         7,213       (55,755)

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

                            SOVEREIGN BANCORP, INC.

NOTE 17 -- FAIR VALUE OF FINANCIAL INSTRUMENTS -- (CONTINUED)

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

     Commitments to extend credit. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

     Loans sold with recourse. The fair value of loans sold with recourse is estimated based upon the cost to terminate Sovereign's obligations under the recourse provisions.

     Interest rate swaps, caps and floors. The fair value of interest rate swaps, caps and floors which represent the estimated amount Sovereign would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counter parties are obtained from dealer quotes.

                            SOVEREIGN BANCORP, INC.

NOTE 18 -- INTEREST RATE EXCHANGE AGREEMENTS

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from repricing of liabilities. Interest rate floors are generally used to limit the exposure from repricing of assets. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. The following table presents information regarding interest rate exchange agreements at the dates indicated (in thousands):

                                                      AT DECEMBER 31,                              AT DECEMBER 31,
                                         ------------------------------------------   ------------------------------------------
                                                                           WEIGHTED                                     WEIGHTED
                                                               ESTIMATED   AVERAGE                          ESTIMATED   AVERAGE
                                          NOTIONAL     BOOK      FAIR      MATURITY    NOTIONAL     BOOK      FAIR      MATURITY
                                           AMOUNT     VALUE      VALUE     IN YEARS     AMOUNT     VALUE      VALUE     IN YEARS
                                         ----------   ------   ---------   --------   ----------   ------   ---------   --------
Amortizing interest rate swaps:
  Pay fixed-receive variable(1)........  $       --   $   --    $   --        --      $  175,164   $   --   $   (617)      .3
Non-amortizing interest rate swaps:
  Pay variable-receive fixed(2)........     252,300       --    (6,846)      7.0              --       --         --       --
  Pay fixed-receive variable(3)........     200,000       --     8,853       3.1       2,780,000       --    (48,382)     4.8
Interest rate
  caps/floors/corridors(4).............   1,200,000    4,463      (809)      2.6       1,200,000    7,213     (6,756)     3.2
                                         ----------   ------    ------                ----------   ------   --------
                                         $1,652,300   $4,463    $1,198                $4,155,164   $7,213   $(55,755)
                                         ==========   ======    ======                ==========   ======   ========

------------------
(1) The weighted average pay rate was 6.87% and the weighted average receive rate was 5.99% at December 31, 1998.
(2) The weighted average pay rate was 7.24% and the weighted average receive rate was 7.00% at December 31, 1999.
(3) The weighted average pay rate was 5.41% and 5.42% and the weighted average receive rate was 6.13% and 5.26% at December 31, 1999 and 1998, respectively.
(4) The weighted average strike price range was 5.25% - 9.00% at December 31, 1999 and 5.25% - 9.00% at December 31, 1998.

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements (in thousands):

                                              AMORTIZING   NON-AMORTIZING   INTEREST RATE
                                               INTEREST       INTEREST      CAPS, FLOORS,
                                              RATE SWAPS     RATE SWAPS       CORRIDORS       TOTAL
                                              ----------   --------------   -------------   ----------
Balance, December 31, 1996..................  $1,112,013     $1,405,000      $  500,000     $3,017,013
                                              ----------     ----------      ----------     ----------
  Additions.................................          --      4,145,000         700,000      4,845,000
  Maturities/Amortization...................     151,136        151,501              --        302,637
  Terminations..............................     150,000      2,600,000              --      2,750,000
                                              ----------     ----------      ----------     ----------
Balance, December 31, 1997..................     810,877      2,798,499       1,200,000      4,809,376
                                              ----------     ----------      ----------     ----------
  Additions.................................          --      1,650,000              --      1,650,000
  Maturities/Amortization...................      86,497        100,000              --        186,497
  Terminations..............................     549,216      1,568,499              --      2,117,715
                                              ----------     ----------      ----------     ----------
Balance, December 31, 1998..................     175,164      2,780,000       1,200,000      4,155,164
                                              ----------     ----------      ----------     ----------
  Additions.................................          --        352,300              --        352,300
  Maturities/Amortization...................     175,164        370,000              --        545,164
  Terminations..............................          --      2,310,000              --      2,310,000
                                              ----------     ----------      ----------     ----------
Balance, December 31, 1999..................  $       --     $  452,300      $1,200,000     $1,652,300
                                              ==========     ==========      ==========     ==========

     Net interest income resulting from interest rate exchange agreements included $.5 million of income and $8.9 million of expense for 1999, $6.8 million of income and $4.5 million of expense for 1998 and $4.8 million of income and $4.8 million of expense for 1997.

                            SOVEREIGN BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp is as follows (in thousands):

                                                                    BALANCE SHEETS
                                                              ---------------------------
                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                                 1999             1998
                                                              ----------       ----------
Assets
  Cash and due from banks...................................  $        2       $      114
  Investment securities held-to-maturity....................     765,736               --
  Investment in subsidiaries
     Bank subsidiary........................................   2,299,508        1,487,423
     Non-bank subsidiaries..................................     664,908          211,568
  Other assets..............................................      46,312           11,706
                                                              ----------       ----------
Total Assets................................................  $3,776,466       $1,710,811
                                                              ==========       ==========
Liabilities & Stockholders' Equity
  Borrowings:
     Short-term borrowings..................................  $   77,894       $  200,148
     Long-term borrowings...................................   1,509,773          147,625
     Non-bank affiliate borrowings..........................     347,605          144,870
  Other liabilities.........................................      19,699           14,100
                                                              ----------       ----------
Total liabilities...........................................   1,954,971          506,743
                                                              ----------       ----------
Stockholders' Equity........................................   1,821,495        1,204,068
                                                              ----------       ----------
Total Liabilities and Stockholders' Equity..................  $3,776,466       $1,710,811
                                                              ==========       ==========

                                                                 STATEMENTS OF OPERATIONS
                                                              ------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Dividends from Bank subsidiary..............................  $     --   $     --   $  1,771
Interest income.............................................     6,847     12,222      8,907
Other income................................................       149      5,749      8,681
                                                              --------   --------   --------
Total income................................................     6,996     17,971     19,359
                                                              --------   --------   --------
Interest expense............................................    56,668     29,556     24,468
Other expense...............................................    28,976      8,122      9,676
                                                              --------   --------   --------
Total expense...............................................    85,644     37,678     34,144
                                                              --------   --------   --------
Loss before income taxes and equity in earnings of
  subsidiaries..............................................   (78,648)   (19,707)   (14,785)
Income taxes................................................   (26,058)    (6,461)    (8,399)
                                                              --------   --------   --------
Loss before equity in earnings of subsidiaries..............   (52,590)   (13,246)    (6,386)
Equity in earnings of: Bank subsidiary......................   226,219    149,442    109,287
                       Non-bank subsidiaries................     5,670        259       (363)
                                                              --------   --------   --------
Net Income..................................................  $179,299   $136,455   $102,538
                                                              ========   ========   ========

                            SOVEREIGN BANCORP, INC.

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION -- (CONTINUED)

                                                                  STATEMENTS OF CASH FLOWS
                                                              --------------------------------
                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1999        1998       1997
                                                              ----------   --------   --------
Cash Flows from Operating Activities:
  Net income................................................  $  179,299   $136,455   $102,538
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Dividend received from bank subsidiary.................          --         --     (1,771)
     Earnings from:
       Bank subsidiary......................................    (226,219)  (149,442)  (109,287)
       Non-bank subsidiaries................................      (5,670)      (259)       363
     Other, net.............................................     (25,969)    29,123     15,808
                                                              ----------   --------   --------
Net cash provided (used) by operating activities............     (78,559)    15,877      7,651
                                                              ----------   --------   --------
Cash Flows from Investing Activities:
  Net capital contributed to subsidiaries...................    (739,777)  (346,648)   (15,832)
  Investment securities:
     Maturity and repayments................................          --      6,183      2,097
     Net purchase and sales.................................    (994,788)    97,084    (69,545)
  Net cash received from business combinations..............          51         --         --
  Other, net................................................          --     (4,228)      (638)
                                                              ----------   --------   --------
Net cash used by investing activities.......................  (1,734,514)  (247,609)   (83,918)
                                                              ----------   --------   --------
Cash Flows from Financing Activities:
  Net change in borrowings..................................     275,807    219,215     54,133
  Net proceeds received from debt offering..................   1,166,822         --         --
  Sale (acquisition) of treasury stock......................     (46,867)      (901)    34,632
  Cash dividends paid to stockholders.......................     (17,104)   (14,286)   (23,777)
  Net proceeds from issuance of common stock................     342,803     20,451     17,919
  Net proceeds from issuance of warrants....................      91,500         --         --
  Other, net................................................          --         (6)       170
                                                              ----------   --------   --------
Net cash provided by financing activities...................   1,812,961    224,473     83,077
                                                              ----------   --------   --------
(Decrease) increase in cash and cash equivalents............        (112)    (7,259)     6,810
Cash and cash equivalents at beginning of period............         114      7,373        563
                                                              ----------   --------   --------
Cash and cash equivalents at end of period..................  $        2   $    114   $  7,373
                                                              ==========   ========   ========

                            SOVEREIGN BANCORP, INC.

NOTE 20 -- EARNINGS PER SHARE

     The following table presents the computation of earnings per share based on the provisions of SFAS No. 128 for the years indicated (in thousands, except per share data):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $179,299   $136,455   $102,538
Less preferred dividends....................................        --     (1,496)    (6,244)
                                                              --------   --------   --------
Net income attributable to common stock.....................  $179,299   $134,959   $ 96,294
                                                              ========   ========   ========
Weighted average basic shares...............................   176,021    152,910    136,997
Weighted average diluted shares.............................   176,021    158,172    151,356
Dilutive effect of average stock options....................     2,146      3,039      4,550
                                                              --------   --------   --------
Total weighted average diluted shares.......................   178,167    161,211    155,906
                                                              ========   ========   ========
Net income per common share:
  Basic.....................................................  $   1.02   $    .88   $    .70
                                                              ========   ========   ========
  Diluted...................................................  $   1.01   $    .85   $    .66
                                                              ========   ========   ========

NOTE 21 -- COMPREHENSIVE INCOME/(LOSS)

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net income..................................................  $179,299   $136,455   $102,538
                                                              --------   --------   --------
Unrealized (losses) gains on securities arising during the
  year......................................................  (216,644)   (16,095)    18,399
Less reclassification adjustment(1).........................    12,408    (16,063)        --
                                                              --------   --------   --------
Net unrealized (losses) gains recognized in other
  comprehensive income......................................  (229,052)       (32)    18,399
                                                              --------   --------   --------
Comprehensive income/(loss).................................  $(49,753)  $136,423   $120,937
                                                              ========   ========   ========

------------------
(1) Sovereign has not calculated the reclassification adjustment for 1997.

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $210.9 million at December 31, 1999 and unrealized gains on securities of $18.1 million and $18.9 million at December 31, 1998 and 1997, respectively.

                            SOVEREIGN BANCORP, INC.

NOTE 22 -- SUBSEQUENT EVENT -- PENDING ACQUISITION OF SOVEREIGN BANK NEW ENGLAND

     On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. Sovereign will purchase approximately $12 billion of deposits, $9 billion of loans and 285 community banking offices. The acquisition, which results in the creation of Sovereign Bank New England, the third largest bank in New England, includes the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign is acquiring a substantial portion of the middle market and small business-lending group from Fleet in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition includes the purchase of fully functioning business units, with the necessary management, relationship officers, support staffs, and other infrastructure for the acquired loans and deposits to be fully serviced. Sovereign has obtained the receipt of all required regulatory approvals for this acquisition.

                             ACQUISITION TIMETABLE

    DATE                                   DIVESTED UNITS                  DEPOSITS     BRANCHES      LOANS
    ----                                   --------------                ------------   --------   ------------
    March 24, 2000.........  Rhode Island, Connecticut (BankBoston)      $4.0 billion      90      $3.2 billion
    June 16, 2000..........  Eastern Mass (Fleet)                        $4.0 billion      86      $3.5 billion
    July 21, 2000..........  Central Mass, New Hampshire (Fleet)         $4.0 billion     109      $2.4 billion

     Total consideration for the entire consumer and banking franchise is 12% of acquired deposits, or approximately $1.4 billion. Sovereign will pay approximately $1.1 billion as the purchases are completed according to the above schedule. Sovereign will pay the remaining $340 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-compete obligations under the agreement and certain other conditions are met. Sovereign paid a non-refundable deposit of $200 million to FleetBoston to be credited against amounts due on the third closing, and is required to comply at each closing with the acquisition plan included with its application as approved by the Office of Thrift Supervision.

     Sovereign raised approximately $1.8 billion of debt and equity in November and December, 1999 to finance the acquisition. See Notes 10, 11 and 12 to these financial statements for a more complete description of these financings.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated herein by reference to the sections captioned "Indebtedness of Management" and "Other" in the Proxy Statement.

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

3. EXHIBITS.

    (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to
           Exhibit 3.1 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
    (3.2)  By-Laws of Sovereign Bancorp, Inc.
    (4.1) Sovereign Bancorp, Inc. has certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual
           Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies of such instruments to the Commission on request.
   (10.1) Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1994.)
   (10.2)  Sovereign Bancorp, Inc. Employee Stock Purchase Plan.
           (Incorporated by reference to Exhibit 4.1 to Sovereign's
           Registration Statement No. 33-44108 on Form S-8.)
   (10.3)  Agreement dated as of March 1, 1997, between Sovereign
           Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu.
           (Incorporated by reference to Exhibit 10.1 to Sovereign's
           Quarterly Report on Form 10-Q for the quarter ended December
           31, 1997.)
   (10.4)  Agreement dated as of May 1, 1997, between ML Bancorp, Inc.
           (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo.
   (10.5)  Agreement dated as of September 25, 1997, between Sovereign
           Bank and Lawrence M. Thompson, Jr. (incorporated by reference to exhibit 10.5 to Sovereign's Annual Report on Form 10-K for the year ended December 31, 1997.)
   (10.6)  Penn Savings Bank Senior Officer Incentive Plan.
           (Incorporated by reference to Exhibit 10.6 to Sovereign's
           Annual Report on Form 10-K for the year ended December 31,
           1994.)
   (10.7)  Rights Agreement dated September 19, 1989, between Sovereign
           Bancorp, Inc. and Harris Trust Company of New York.
           (Incorporated by reference to Exhibit 4.3 to Sovereign's
           Registration Statement No. 33-89586 on Form S-8).

   (10.8)  Sovereign Bancorp, Inc. Non-Employee Director Incentive
           Compensation Plan. (Incorporated by reference to Exhibit
           10.12 to Sovereign's Registration Statement No. 33-43195 on
           Form S-1).
   (10.9)  1993 Sovereign Bancorp, Inc. Stock Option Plan.
           (Incorporated by reference to Exhibit 10.23 to Sovereign's
           Annual Report on Form 10-K for the year ended December 31,
           1992).
  (10.10)  Indemnification Agreement dated December 21, 1993, between
           Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.25 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)
  (10.11)  Employment Agreement dated as of August 8, 1988, between
           Charter Federal Savings Bank and Patrick J. Petrone.
           (Incorporated by reference to Exhibit 10.23 to Sovereign's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.)
  (10.12) Amendment to Employment Agreement between Patrick J. Petrone and Charter Federal Savings Bank, dated October 17, 1994.
           (Incorporated by reference to Exhibit 10.24 to Sovereign's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994.)
  (10.13)  Amendment to Rights Agreement, dated as of September 27,
           1995, between Sovereign Bancorp, Inc. and Chemical Bank, as successor to Harris Trust Company of New York, as Rights
           Agent. (Incorporated by reference to Exhibit 2.2 of Amendment No. 1 of Sovereign's Registration Statement on
           Form 8-A.)
  (10.14)  Sovereign Bancorp, Inc. 1997 Non-Employee Directors' Stock
           Option Plan. (Incorporated by reference to Exhibit "A" to
           Sovereign's definitive proxy statement dated March 16, 1998.)
  (10.15)  Sovereign Bancorp, Inc. 1996 Stock Option Plan.
           (Incorporated by reference to Exhibit "A" to Sovereign's definitive proxy statement dated March 15, 1996.)
  (10.16) Amended and Restated Purchase and Assumption Agreement by and among Fleet Boston Corporation, Fleet National Bank,
           Fleet Bank-NH, BankBoston, N.A., Sovereign Bank and
           Sovereign Bancorp, Inc., dated February 28, 2000.
           (Incorporated by reference to Exhibit 2.1 to the Current
           Report on Form 8-K, dated March 3, 2000, of Sovereign
           Bancorp, Inc.)
     (21)  Subsidiaries of the Registrant
   (23.1)  Consent of Ernst & Young LLP, Independent Auditors.
   (23.2)  Consent of KPMG LLP, Independent Auditors.
   (23.3)  Consent of PricewaterhouseCoopers LLP, Independent
           Accountants.
   (23.4)  Consent of Arthur Andersen LLP, Independent Public
           Accountants.
     (27)  Financial Data Schedule
   (99.1)  Report of KPMG LLP, Independent Auditors.
   (99.2)  Report of PricewaterhouseCoopers LLP, Independent
           Accountants.
   (99.3)  Report of Arthur Andersen LLP, Independent Public
           Accountants.

(B) REPORTS ON FORM 8-K

     1. Report on Form 8-K, dated November 16, 1999 (date of earliest event--November 10, 1999) reports, under Items 5 and 7, the completion by Sovereign Bancorp, Inc. of its public offerings of the Common Stock, the Senior Notes and the Units in connection with Sovereign Bank's purchase of assets and assumption of liabilities from Fleet National Bank, Fleet Bank-NH and BankBoston, N.A.

     2. Report on Form 8-K, dated October 26, 1999 (date of earliest event--October 19, 1999) reports, under Items 5 and 7, the filing by Sovereign Bancorp, Inc. of its preliminary Prospectus Supplements for the Common Stock, the Senor Notes and the Units in connection with Sovereign Bank's purchase of assets and assumption of liabilities from Fleet National Bank, Fleet Bank-NH and BankBoston, N.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SOVEREIGN BANCORP, INC.
                                               (Registrant)

March 23, 2000                                 By /s/JAY S. SIDHU
                                               Jay S. Sidhu, President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
/S/BRIAN HARD                                  Director                                March 27, 2000
Brian Hard

/S/RICHARD E. MOHN                             Chairman of Board and Director          March 23, 2000
Richard E. Mohn

/S/RHODA S. OBERHOLTZER                        Director                                March 23, 2000
Rhoda S. Oberholtzer

/S/PATRICK J. PETRONE                          Director                                March 23, 2000
Patrick J. Petrone

/S/DANIEL K. ROTHERMEL                         Director                                March 23, 2000
Daniel K. Rothermel

/S/JAY S. SIDHU                                Director, President and Chief           March 23, 2000
Jay S. Sidhu                                   Executive Officer (Principal Executive
                                               Officer)

/S/CAMERON C. TROILO                           Director                                March 23, 2000
Cameron C. Troilo

/S/G. ARTHUR WEAVER                            Director                                March 23, 2000
G. Arthur Weaver

/S/DENNIS S. MARLO                             Chief Financial Officer                 March 23, 2000
Dennis S. Marlo

/S/MARK R. MCCOLLOM                            Chief Accounting Officer                March 27, 2000
Mark R. McCollom