Form 10-Q
period 2000-03-31
SOVEREIGN BANCORP INC
filed 2000-05-15
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000
                                       OR

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
                                       ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding  at  May 12, 2000
---------------------------                    -----------------------------
Common Stock (no par value)                         225,795,241 shares

                           FORWARD LOOKING STATEMENTS

     Sovereign Bancorp, Inc. ("Sovereign") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits thereto), in its reports to shareholders (including its 1999 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expression, and (iii) statements relating to some or all of the foregoing which assume the successful completion of the three staggered closings with respect to its FleetBoston acquisition, the successful conversion of FleetBoston operating systems, and the retention of former FleetBoston employees and customers. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign and Sovereign Bank in meeting the conditions for regulatory approval for each of its two remaining staggered closings with respect to its FleetBoston acquisition; (7) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance); (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of the FleetBoston acquisition and other acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, earnings enhancements from such pending or completed acquisitions, including, without limitation, the earnings enhancements expected from the acquisition of loans, deposits and community banking offices from FleetBoston; (11) Sovereign's ability to complete the FleetBoston acquisition and related systems conversions, and Sovereign's ability to retain FleetBoston customers and employees;

                           FORWARD LOOKING STATEMENTS
                                   (continued)


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

      Operating earnings and cash operating earnings, as defined, are not a substitute for other financial measures determined in accordance with generally accepted accounting principles. Because all companies do not calculate operating earnings and cash operating earnings in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

      Sovereign cautions that the foregoing list of important factors is not exclusive, and neither such list nor any such forward-looking statement takes into account the impact that any future acquisition may have on Sovereign and any such forward-looking statement, Sovereign does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Sovereign.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 2000
             and December 31, 1999                                                          5


             Consolidated Statements of Operations for the three-month
             periods ended March 31, 2000 and 1999                                        6 - 7


             Consolidated Statement of Stockholders' Equity for
             the three-month period ended March 31, 2000                                    8


             Consolidated Statements of Cash Flows for the three-month
             periods ended March 31, 2000 and 1999                                          9


             Notes to Consolidated Financial Statements                                  10 - 21


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                             22 - 37


PART II.   OTHER INFORMATION


     Item 6.   Exhibits & Reports on Form 8-K                                              38


PART III.  FINANCIAL DATA SCHEDULE                                                         39


SIGNATURES                                                                                 40

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,            December 31,
                                                                                  2000                  1999
                                                                              ------------           -----------
                                                                               (Unaudited)             (Note)
                                                                                     (in thousands, except
                                                                                           share data)
ASSETS
  Cash and amounts due from
    depository institutions                                                   $    709,775           $   373,996

  Interest-earning deposits                                                        338,003                19,238
  Loans held for sale (approximate fair
    value of $43,812 at March 31, 2000 and
    $62,439 at December 31, 1999)                                                   43,752                61,925
  Investment securities available-for-sale                                       7,651,714             8,030,212
  Investment securities held-to-maturity
    (approximate fair value of $2,296,827 at March
     31, 2000 and $2,367,025 at December 31, 1999                                2,304,307             2,362,051
  Loans                                                                         17,302,539            14,226,540
  Allowance for loan losses                                                       (175,377)             (132,986)
  Premises and equipment                                                           173,903               119,201
  Other real estate owned
    and other repossessed assets                                                     6,178                 5,329
  Accrued interest receivable                                                      192,546               164,720
  Goodwill and other intangible assets                                             818,242               434,078
  Other assets                                                                   1,512,447               942,808
                                                                              ------------           -----------

      TOTAL ASSETS                                                             $30,878,029           $26,607,112
                                                                               ===========           ===========

LIABILITIES
  Deposits                                                                     $16,128,147            11,719,646
  Borrowings:
    Short-term                                                                   7,859,492             6,902,414
    Long-term                                                                    4,508,725             5,760,724
  Advance payments by borrowers
    for taxes and insurance                                                         33,362                28,222
  Other liabilities                                                                131,592                58,265
                                                                               -----------           -----------


      TOTAL LIABILITIES                                                         28,661,318            24,469,271
                                                                               -----------           -----------

Corporation-obligated mandatory redeemable
  capital securities of subsidiary trust holding
  solely subordinated debentures of Sovereign
  Bancorp, Inc. ("Trust Preferred Securities")                                     317,120               316,346
                                                                               -----------           -----------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 230,827,495 shares issued at
    March 31, 2000 and 230,647,896 shares
    issued at December 31, 1999                                                  1,255,243             1,254,037
  Warrants                                                                          91,500                91,500
  Unallocated common stock held by Employee Stock
    Ownership Plans at cost; 4,856,254 shares at
    March 31, 2000 and December 31, 1999                                           (36,295)              (36,295)
  Treasury stock at cost; 369,251 shares at March 31, 2000
    and 383,875 shares at December 31, 1999                                         (3,460)               (3,595)
  Accumulated other comprehensive (loss)                                          (166,549)             (210,932)
  Retained earnings                                                                759,152               726,780
                                                                               -----------           -----------


 TOTAL STOCKHOLDERS' EQUITY                                                      1,899,591             1,821,495
                                                                               ------------          -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $30,878,029           $26,607,112
                                                                               ===========           ===========


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three-Month Period
                                                                               Ended March 31,
                                                                          -------------------------
                                                                              2000           1999
                                                                           --------       ---------

                                                                            (in thousands, except
                                                                                per share data)

Interest income:
  Interest on interest-earning deposits                                    $  2,278       $   1,505
  Interest and dividends on investment
    securities:
      Available-for-sale                                                    137,746         121,890
      Held-to-maturity                                                       37,204          27,966
  Interest and fees on loans                                                294,653         216,667
                                                                           --------       ---------

      Total interest income                                                 471,881         368,028
                                                                           --------       ---------

Interest expense:
  Interest on deposits                                                      114,462         109,348
  Interest on borrowings                                                    198,167         118,888
                                                                           --------       ---------

      Total interest expense                                                312,629         228,236
                                                                           --------       ---------

Net interest income                                                         159,252         139,792
Provision for loan losses                                                     8,000           7,500
                                                                           --------       ---------

Net interest income after provision for
  loan losses                                                               151,252         132,292
                                                                           --------       ---------

Other income:
  Retail banking fees                                                        13,779          11,059
  Mortgage banking revenues                                                   5,285           9,946
  Loan fees and service charges                                               2,277           1,342
  Capital markets revenue                                                     3,732             -
  Gain(loss) on sale of loans and
    investment securities                                                   (22,872)          3,408
  Miscellaneous income                                                       19,057           6,549
                                                                           --------       ---------

      Total other income                                                     21,258          32,304
                                                                           --------       ---------

General and administrative expenses:
  Compensation and benefits                                                  46,109          36,477
  Occupancy and equipment expenses                                           20,773          17,306
  Outside services                                                           22,262          15,349
  Other administrative expenses                                              24,734          14,320
                                                                           --------       ---------

      Total general and administrative expenses                             113,878          83,452
                                                                           --------       ---------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                                                          Three-Month Period
                                                                                            Ended March 31,
                                                                                          -----------------------
                                                                                            2000           1999
                                                                                          -------         -------
                                                                                          (in thousands, except
                                                                                              per share data)

Other expenses:
  Amortization of goodwill and other intangibles                                          $ 9,684         $ 9,028
  Trust Preferred Securities expense                                                        8,928           3,049
  Real estate owned loss/(gain), net                                                         (155)           (160)
                                                                                          -------         -------

      Total other expenses                                                                 18,457          11,917
                                                                                          -------         -------

Income before income taxes and extraordinary item                                          40,175          69,227
Income tax provision                                                                       13,250          23,914
                                                                                          -------         -------
Income before extraordinary item                                                           26,925          45,313
Gain on sale of FHLB advances (net of tax of $5,225)                                       10,775              -
                                                                                          -------         -------

Net Income                                                                                $37,700         $45,313
                                                                                          =======         =======

Earnings per share before extraordinary item                                              $   .12         $   .28
Gain on sale of FHLB advances net of tax                                                      .05               -
                                                                                          -------         -------

Earnings per share                                                                        $   .17         $   .28
                                                                                          =======         =======

Dividends paid per common share                                                           $  .025         $  .025
                                                                                          =======         =======



See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                 Common
                                                 Shares         Common                           Retained          Treasury
                                              Outstanding        Stock          Warrants         Earnings            Stock
                                              -----------       ------          --------         --------          --------
Balance, December 31, 1999                      225,408       $ 1,254,037      $    91,500      $   726,780       $    (3,595)
  Comprehensive income:
    Net income                                       --                --               --           37,700                --
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                           --                --               --               --                --

  Total comprehensive income

  Exercise of stock options                          11                14               --               --                --
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                             168             1,192               --               --                --
  Dividends paid on common stock                     --                --               --           (5,328)               --
Treasury stock repurchase                            (7)               --               --               --               (53)
  Treasury stock sold                                22                --               --               --               188
                                                -------       -----------      -----------      -----------       -----------

Balance, March 31, 2000                         225,602       $ 1,255,243      $    91,500      $   759,152       $    (3,460)
                                                =======       ===========      ===========      ===========       ===========



                                                               Accumulated
                                             Unallocated           Other         Total Stock-
                                             Common Stock      Comprehensive       holders'
                                             Held by ESOP      Income/(Loss)        Equity
                                             ------------      -------------     ------------
Balance, December 31, 1999                   $   (36,295)      $  (210,932)      $ 1,821,495
  Comprehensive income:
    Net income                                        --                --            37,700
    Change in unrecognized loss on
      investment securities available-
      for-sale, net of tax                            --            44,383            44,383
                                                                                 -----------
   Total comprehensive income                                                         82,083
  Exercise of stock options                           --                --                14
  Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                               --                --             1,192
  Dividends paid on common stock                      --                --            (5,328)
Treasury stock repurchase                             --                --               (53)
  Treasury stock sold                                 --                --               188
                                             -----------       -----------       -----------

Balance, March 31, 2000                      $   (36,295)      $  (166,549)      $ 1,899,591
                                             ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three-Month Period
                                                                                         Ended March 31,
                                                                                -------------------------------
                                                                                   2000                1999
                                                                                ----------          -----------
                                                                                         (in thousands)
Cash Flows from Operating Activities:
  Net income                                                                    $   37,700          $    45,313
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses and deferred taxes                                     8,000               8,173
    Depreciation                                                                     5,718                4,294
    Amortization & Accretion                                                        (7,079)              10,171
    (Gain)/loss on sale of loans, investment securities
      and real estate owned                                                         22,717               (3,568)
    (Gain)/loss on sale of FHLB advances                                           (16,000)
    Net change in:
      Loans held for sale                                                           18,173              178,704
      Accrued interest receivable                                                   (3,382)              (1,166)
      Other assets                                                                (147,531)            (167,968)
      Other liabilities                                                             51,548              139,678
                                                                                ----------          -----------
Net cash provided/(used) by operating activities                                $  (30,136)         $   213,631
                                                                                ----------          -----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities available-for-sale                2,339,143              354,479
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                                           208,265              583,174
      Held-to-maturity                                                           1,044,165              313,238
  Purchases of investment securities:
      Available-for-sale                                                        (2,112,466)          (2,351,911)
      Held-to-maturity                                                            (977,210)             (21,033)
  Proceeds from sales of loans                                                     132,819              462,639
  Purchase of loans                                                               (564,950)            (174,414)
  Net change in loans other than purchases and sales                               948,244             (587,025)
  Proceeds from sales of premises and equipment                                      2,219                   43
  Purchases of premises and equipment                                              (33,929)             (16,126)
  Proceeds from sale of real estate owned                                              750                5,930
  Cash paid to acquire SBNE net of cash acquired                                  (222,905)                   -
                                                                                ----------          -----------

Net cash provided/(used) by investing activities                                   764,145           (1,431,006)
                                                                                ----------          -----------
Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits                                              199,072             (282,391)
  Net increase in short-term borrowings                                            631,353              662,737
  Proceeds from long-term borrowings                                                     -              744,996
  Sale of FHLB advances                                                           (911,037)                   -
  Net increase in advance payments by
    borrowers for taxes and insurance                                                5,140                  518
  Cash dividends paid to stockholders                                               (5,334)              (3,406)

  Proceeds from issuance of common stock                                             1,206                2,511
  Advance to the Employee Stock Ownership Plan                                           0                 (437)
  (Purchase)/issuance of treasury stock                                                135                 (462)
                                                                                ----------          -----------
Net cash provided/(used) by financing activities                                   (79,465)           1,124,066
                                                                                ----------          -----------
Net change in cash and cash equivalents                                            654,544              (93,309)
Cash and cash equivalents at beginning of period                                   393,234              553,724
                                                                                ----------          -----------
Cash and cash equivalents at end of period                                      $1,047,778          $   460,415
                                                                                ==========          ===========

Supplemental Disclosures:
Income tax payments totaled $.1 million for the three-month period ended March 31, 2000 and $12.4 million for the same period in 1999. Interest payments totaled $323 million for the three-month period ended March 31, 2000 and $211 million for the same period in 1999. Noncash activity consisted of the acquisition of SBNE which included $3.4 billion of loans and assumption of $4.2 billion of deposits for the three-month period ended March 31, 2000; mortgage or whole loan sales of $84 million for the three-month period ended March 31, 2000 and $414 million for the same period in 1999; reclassification of long-term borrowings to short-term borrowings of $325 million for the three-month period ended March 31, 2000 and $92.0 million for the same period in 1999; and reclassification of mortgage loans to real estate owned of $1.7 million for the three-month period ended March 31, 2000 and $4.1 million for the same period in 1999.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Delaware Escrow Company, Sovereign Capital Trust I, Sovereign Capital Trust II and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1999.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income before extraordinary item available by the weighted average common shares outstanding, excluding options and warrants. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method, using the average market price for the period.

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                                      Three-Month Period
                                                         Ended March 31,
                                                 -----------------------------
                                                   2000                 1999
                                                 --------             --------
Basic Earnings Per Share:
-------------------------
Income before extraordinary
  item                                           $ 26,925             $ 45,313
                                                 --------             --------

Average basic shares                              225,552              159,890
                                                 ========             ========

Basic earnings per share                         $    .12             $    .28
                                                 ========             ========

Diluted Earnings Per Share:
Income before extraordinary
  item                                           $ 26,925             $ 45,313
                                                 --------             --------

Average diluted shares                            225,552              159,890

Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method                                      1,000                1,855
                                                 --------             --------

Total average diluted shares                      226,552              161,745
                                                 ========             ========

Diluted earnings per share                       $    .12             $    .28
                                                 ========             ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                                       March 31, 2000
                                             ------------------------------------------------------------------
                                             Amortized           Unrealized          Unrealized           Fair
                                               Cost             Appreciation        Depreciation          Value
                                             ---------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and gov't
    agency securities                       $   77,683             $    -             $  1,273         $   76,410
  Corporate securities/
        Trust Preferred                        256,428              3,247                9,278            250,397
  Asset backed securities                      645,910                  -               21,514            624,396
  Equities                                      29,703                402                2,538             27,567
  FHLB stock                                   531,584                  -                   -             531,584
  Agency preferred stock                       425,888                 47                3,393            422,542
  Municipal securities                          40,735                397                9,945             31,187

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies                   644,439              2,153               22,919            623,673
    Non-agencies                             2,619,378                  -              100,535          2,518,843
    Collateralized mortgage
      obligations                            2,636,050              1,565               92,500          2,545,115
                                            ----------             ------             --------         ----------

Total investment and
  mortgage-backed securities
  available-for-sale                        $7,907,798             $7,811             $263,895         $7,651,714
                                            ==========             ======             ========         ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (continued)


                                                                      December 31, 1999
                                             -------------------------------------------------------------------
                                             Amortized          Unrealized          Unrealized             Fair
                                                Cost           Appreciation        Depreciation            Value
                                             ---------         ------------        ------------            -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                              $   77,229            $     2            $  1,210             $76,021
Corporate securities/
        Trust Preferred                        243,915                650              14,231             230,334
  Asset backed securities                      685,274                 -               21,149             664,125
  Equities                                      32,142                 31              11,420              20,753
  FHLB stock                                   524,397                 -                  -               524,397
  Agency preferred stock                       425,888              4,135                 395             429,628
  Municipal securities                          32,813                745               1,379              32,179

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies                   478,462                909              21,004             458,367
    Non-agencies                             2,688,315                 -              132,333           2,555,982
    Collateralized mortgage
      obligations                            3,166,472              2,564             130,610           3,038,426
                                            ----------            -------            --------          ----------

Total investment and
  mortgage-backed securities
  available-for-sale                        $8,354,907            $ 9,036            $333,731          $8,030,212
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                         March 31, 2000
                                              ------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized           Fair
                                                Cost             Appreciation        Depreciation          Value
                                              ---------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $    6,385            $     -             $     -          $    6,385
  Corporate securities/
        Trust Preferred                       1,325,413              1,972                 155           1,327,230
  Municipal securities                            3,043                136                  10               3,169

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies                    481,845              2,047               2,891             481,001
    Non-agency                                   49,077                344                 428              48,993
  Collateralized mortgage
    obligations                                 438,544                553               9,048             430,049
                                             ----------             ------             -------          ----------

Total investment securities
  held-to-maturity                           $2,304,307            $ 5,052             $12,532          $2,296,827
                                             ==========            =======             =======          ==========

                                                                        December 31, 1999
                                              ------------------------------------------------------------------

                                              Amortized           Unrealized          Unrealized           Fair
                                                Cost             Appreciation        Depreciation          Value
                                              ---------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                               $    4,807            $    -              $   109          $    4,698
  Corporate securities/
        Trust Preferred                       1,326,827              9,852                 165           1,336,514
  Municipal securities                            3,275                 96                  22               3,349

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies                    499,866              2,516               2,365             500,017
    Non-agency                                   52,319                377                 224              52,472
  Collateralized mortgage
    obligations                                 474,957              2,520               7,502             469,975
                                             ----------             ------              ------           ---------

Total investment securities
  held-to-maturity                           $2,362,051            $15,361             $10,387          $2,367,025
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


                                                         March 31, 2000                   December 31, 1999
                                                   --------------------------         --------------------------
                                                      Amount           Percent           Amount           Percent
                                                      ------           -------           ------           ------
Residential real estate loans                      $ 5,893,809           34.1%        $ 5,623,295           39.5%
Residential construction loans                          53,645            0.3              59,264            0.4
                                                   -----------          -----         -----------         ------

     Total Residential Loans                         5,947,454           34.4           5,682,559           39.9
                                                   -----------          -----         -----------         ------

Commercial real estate loans                         1,917,105           11.1           1,516,953           10.7
Commercial and industrial loans                      2,576,675           14.8           1,690,744           11.8
Automotive floor plan loans                          1,101,216            6.4             730,623            5.2
Multi-family loans                                     136,419            0.8             137,019            1.0
                                                   -----------          -----         -----------         ------

     Total Commercial Loans                          5,731,415           33.1           4,075,339           28.7
                                                   -----------          -----         -----------         ------

Home equity loans                                    2,950,695           17.0           1,957,945           13.8
Auto loans                                           2,015,903           11.7           1,936,980           13.6
Loans to automotive lessors                            285,738            1.7             288,636            2.0
Student loans                                          250,464            1.4             249,279            1.8
Other                                                  120,870            0.7              35,802             .2
                                                   -----------          -----         -----------         ------

     Total Consumer Loans                            5,623,670           32.5           4,468,642           31.4
                                                   -----------          -----         -----------         ------

       Total Loans (1)                             $17,302,539          100.0%        $14,226,540          100.0%
                                                   ===========          =====         ===========         ======

Total Loans with:
  Fixed rates                                      $10,569,295           61.1%        $ 8,707,951           61.2%
  Variable rates                                     6,733,244           38.9           5,518,589           38.8
                                                   -----------          -----         -----------         ------
       Total Loans (1)                             $17,302,539          100.0%        $14,226,540          100.0%
                                                   ===========          =====         ===========         ======


(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $25.4 million and $24.0 million at March 31, 2000 and December 31, 1999, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits at the dates indicated: (dollars in thousands)

                                            March 31, 2000                               December 31, 1999
                              ----------------------------------------        ---------------------------------------
                                                              Weighted                                      Weighted
                                                              Average                                        Average
  Account Type                   Amount         Percent         Rate             Amount          Percent       Rate
  ------------                   ------         -------       --------           ------          -------    ---------
Demand deposit accounts       $ 1,553,295          9.6%            -%         $ 1,089,472           9.3%          -%
NOW accounts                    2,184,287         13.6          2.60            1,578,259          13.5        2.24
Savings accounts                2,763,154         17.1          2.48            2,142,708          18.3        2.69
Money market accounts           2,063,258         12.8          4.02            1,345,325          11.5        4.17
Retail certificates             6,768,853         42.0          5.35            4,708,057          40.2        5.00
Jumbo certificates                795,300          4.9          5.66              855,825           7.2        5.56
                              -----------        -----         -----          -----------        ------       -----

Total Deposits                $16,128,147         100.0%        3.82%         $11,719,646         100.0%       3.64%
                              ===========        ======        =====          ===========        ======       =====


(7)  BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                  March 31, 2000                     December 31, 1999
                                            --------------------------          ---------------------------
                                                              Weighted                             Weighted
                                                              Average                               Average
                                               Balance          Rate              Balance             Rate
                                               -------        --------            -------          ---------
Securities sold under
  repurchase agreements                     $ 1,387,127          6.10%          $   584,553            4.69%
FHLB advances                                 9,339,419          5.81            10,484,904            5.43
Other borrowings                              1,641,671         10.51             1,593,681           10.74
                                            -----------        ------           -----------          ------

  Total Borrowings                          $12,368,217          6.47%          $12,663,138            6.06%
                                            ===========        ======           ===========          ======

     In March, 2000, the Company auctioned $927 million of FHLB advances at a premium of $16 million. Accordingly, the gain associated with the auction of the FHLB advances is treated as an extraordinary item on the statement of operations.

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

                                                                           March 31, 2000
                                                 ----------------------------------------------------------------
                                                                                                         Weighted
                                                                                                         Average
                                                  Notional            Book          Estimated            Maturity
                                                   Amount             Value        Fair Value            In Years
                                                  --------            -----        ----------            --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)                 $  562,300          $     -        $ (7,102)               7.9
  Pay fixed-receive variable (2)                     50,000                -               1                0.6
Interest rate caps/floors(3)                      1,200,000            3,778          (1,412)               2.4
                                                 ----------          -------        ---------
                                                 $1,812,300          $ 3,778        $ (8,513)
                                                 ==========          =======        =========


                                                                        December 31, 1999
                                                  --------------------------------------------------------------
                                                                                                        Weighted
                                                                                                        Average
                                                   Notional           Book          Estimated           Maturity
                                                    Amount            Value         Fair Value          In Years
                                                   --------           -----         ----------          --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)                  $  252,300         $     -        $  (6,846)             7.0
  Pay fixed-receive variable (2)                     200,000               -            8,853              3.1
Interest rate caps/floors (3)                      1,200,000            4,463            (809)             2.6
                                                  ----------         --------       ----------
                                                  $1,652,300         $  4,463       $   1,198
                                                  ==========         ========       =========



(1) The weighted average pay rate was 6.68% and 7.24% and the weighted average receive rate was 7.76% and 7.82% at March 31, 2000 and December 31, 1999, respectively.

(2) The weighted average pay rate was 6.08% and 5.41% and the weighted average receive rate was 6.04% and 6.13% at March 31, 2000 and December 31, 1999, respectively.

(3) The strike price range was 5.25% - 9.00% at March 31, 2000 and December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)


                               Balance                                                                     Balance
                             December 31,                         Maturities/                              March 31,
                                1999            Additions         Amortization        Terminations           2000
                             -----------        ---------         ------------        ------------         --------
Non-amortizing interest
  rate swaps                 $  452,300         $ 310,000         $       -            $ 150,000          $  612,300

Interest rate
  caps/floors                 1,200,000                 -                 -                    -           1,200,000
                             ----------          --------         ----------            ---------         ----------


                             $1,652,300          $310,000         $      -0-            $150,000          $1,812,300
                             ==========          ========         ==========            ========          ==========


     Net interest expense resulting from interest rate exchange agreements for the three-month period ended March 31, 2000 was $81 thousand.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(9)  ACQUISITIONS

     On March 24, 2000, Sovereign successfully completed the first phase of the purchase and assumption agreement creating Sovereign Bank New England (SBNE) as described in the following paragraphs. Sovereign's results include the operations of the acquired SBNE branches, assets and liabilities from March 24, 2000 and thereafter.

     Total deposits transferred in this first phase of the acquisition were $4.2 billion. Additionally, loan balances transferred to Sovereign approximated $3.4 billion, which included $1.3 billion of commercial loans and leases, $1.0 billion of consumer loans, $1.1 billion of residential mortgages and $181 million of precious metals inventory.

     On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. Sovereign will purchase approximately $12 billion of deposits, $9 billion of loans and 285 community banking offices. The acquisition, which results in the creation of Sovereign Bank New England, the third largest bank in New England, includes the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign is acquiring a substantial portion of the middle market and small business-lending group from Fleet in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition includes the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced. Sovereign has obtained the receipt of all required regulatory approvals for this acquisition.

                             Acquisition Timetable

     Date            Divested Units         Deposits    Branches     Loans
--------------   ----------------------   ------------  --------  ------------
Completed:
March 24, 2000   RI, CT (BankBoston)      $4.2 billion      90    $3.4 billion
Pending:
June 16, 2000    Eastern MA (Fleet)       $3.9 billion      86    $3.4 billion
July 21, 2000    Central MA, NH (Fleet)   $3.9 billion     109    $2.3 billion

     Total consideration for the entire consumer and banking franchise is 12% of acquired deposits, or approximately $1.4 billion. Sovereign will pay approximately $1.1 billion as the purchases are completed according to the above schedule. Sovereign will pay the remaining $340 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-compete obligations under the agreement and certain other conditions are met. Sovereign paid a non-refundable deposit of $200 million to FleetBoston to be credited against amounts due on the remaining closings, and is required to comply at each closing with the acquisition plan included with its application as approved by the Office of Thrift Supervision.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(9)  ACQUISITIONS (continued)

     In the first dosing Sovereign paid a net premium of $280 million, recorded a fair value reduction on acquired loans of $71 million and established an initial allowance for loan losses of $42 million. These items result in total intangibles of $393 million including goodwill of $278 million and core deposit intangible of $115 million to be amortized over 25 years and 10 years, respectively. These adjustments are based upon preliminary information and are subject to further revision throughout the year.

     On June 30, 1999, Sovereign acquired Peoples Bancorp Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated fourteen (14) community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added investments, loans and deposits to Sovereign of approximately $922 million, $503 million and $515 million, respectively. In accordance with the merger agreement, Peoples' shareholders received .80 shares of Sovereign common stock for each outstanding share of Peoples common stock. Sovereign issued approximately 23.6 million shares of Sovereign common stock in connection with the transaction, which was accounted for as a purchase. Sovereign recorded total intangibles of $39.5 million, of which $9.8 million was allocated to a core deposit intangible and $29.7 million was allocated to goodwill. The goodwill and core deposit intangible are being amortized over 25 years and 10 years, respectively. Sovereign's results of operations include the operations of Peoples from June 30, 1999 and thereafter.

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

                                                      Three-Month Period
                                                        Ended March 31,
                                                    ----------------------
                                                      2000           1999
                                                      ----           ----
Net income                                          $37,700        $45,313
                                                    -------        -------
Unrealized gains/(losses) on
  securities during the period                       37,282        (36,622)
Less reclassification adjustment                     (7,101)        (2,211)
                                                    -------        -------
Net unrealized gains/(losses)
  recognized in other comprehensive
  income                                             44,383        (34,411)
                                                    -------        -------
Comprehensive income                                $82,083        $10,902
                                                    =======        =======

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized loss on securities of $167 million at March 31, 2000 and net unrealized loss on securities of $211 million at December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

General
-------

     Cash earnings for the quarter period ended March 31, 2000 increased 15% to $60.4 million, or $0.33 per share, up from $52.7 million, or $0.33 per share, for the same period in 1999. Operating earnings for 2000 increased 17% to $52.8 million, or $0.29 per share, as compared to $45.3 million, or $0.28 per share, for 1999.

     Operating earnings exclude the following special charges for 2000: merger-related and integration charges related to acquisitions, as well as the impact on net interest income and shares outstanding from the early issuance of certain debt and equity instruments issued to finance Sovereign's pending New England retail banking and middle market lending acquisition ("Sovereign Bank New England" or "SBNE"). Special charges for the quarter ended March 31, 2000 were $15.1 million after tax and are outlined in Reconciliation of Net Income to Operating Earnings table following. Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense.

     Net income, reduced by the special charges noted above, was $37.7 million, or $0.17 per share, for the three-month period ended March 31, 2000 including an extraordinary gain on the sale of FHLB advances (debt extinguishment) of $10.8 million, $0.05 per share (net of taxes of $5.2 million) as compared to $45.3 million, $0.28 per share, for the same period in 1999.

     Return on average equity, return on average tangible equity and return on average total assets, excluding special charges discussed above, were 15.15%, 25.89% and .84% for the three-month period ended March 31, 2000 compared to 15.07%, 26.43% and .81% for the same period in 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               Reconciliation of Net Income to Operating Earnings
               --------------------------------------------------
       ($ in thousands, except per share data - all amounts are after tax)

                                              Three-months Ended March 31,
                                            ---------------------------------
                                                 Total            Per Share
                                             -------------      ------------
                                             2000     1999      2000    1999
                                             ----     ----      ----    ----
Net income as reported                      $37,700  $45,313    $0.17   $0.28
Net negative carry on escrowed
    bond proceeds(1)                          8,596       --     0.04      --
Merger-related and integration
    costs recorded during the period          8,171       --     0.03      --
Expense on convertible trust
    preferred securities ("PIERS")(1)         3,820       --     0.02      --
Assumed interest expense reduction
    due to paydown of other borrowings
    with net proceeds of common
    equity and PIERS (1)                     (5,456)      --    (0.02)     --
Impact of additional shares outstanding
    for 1999 common and PIERS
    securities offerings (2)                     --       --     0.05      --
                                            -------  -------    -----   -----
Operating earnings (2)                      $52,831  $45,313    $0.29   $0.28
                                            =======  =======    =====   =====
Cash earnings (2)                           $60,361  $52,663    $0.33   $0.33
                                            =======  =======    =====   =====

(1) As part of the agreement to purchase Sovereign Bank New England, Sovereign raised a total of $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds remain in escrow with limited ability to reinvest the proceeds until the acquisition is completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital has resulted in a net reduction in pre-tax income of $10.4 million ($6.9 million after tax) for the quarter ended March 31, 2000, comprised of the following components: a) a reduction of net interest income of $12.8 million ($8.6 million after-tax); b) expense of $5.7 million ($3.8 million after-tax) associated with PIERS issued in November, 1999; c) an assumed $8.1 million ($5.5 million after-tax) interest expense reduction from the paydown of other borrowings with the proceeds of the Trust Preferred Securities and the common stock offerings in November, 1999.

(2) Operating earnings per share and cash earnings per share are calculated using weighted average shares of 183,854,612 which includes, for the period from March 24, 2000 through period end, shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000 over total estimated
     SBNE deposits to be acquired through the final closing on July 21, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Successful Formation of Sovereign Bank New England
--------------------------------------------------

     Sovereign successfully completed the first phase of the SBNE conversion on March 24, 2000. Sovereign's results include the operations of the aforementioned branches, assets and liabilities from March 24, 2000. The remaining planned acquisitions are scheduled to close on June 16, 2000 and July 21, 2000. The transaction represents the largest branch acquisition in banking history and will create the third largest bank in New England with 285 retail banking offices, over 550 automated teller machines ("ATMs") and approximately $12.0 billion of deposits and $9.1 billion of commercial, consumer and mortgage loans.

     Total deposits transferred in this first phase of the acquisition were $4.2 billion. Additionally, loan balances transferred to Sovereign approximated $3.4 billion, which included $1.3 billion of commercial loans and leases, $1.0 billion of consumer loans and $1.1 billion of residential mortgages, and $181 million of precious metals inventory. The residential mortgage loans were not relationship assets and were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest rate risk.

Net Interest Income
-------------------

     Net interest income for the three-month period ended March 31, 2000 was $159 million compared to $140 million for the same period in 1999. This increase was attributable to an increase in average balances resulting primarily from internal loan growth. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds relating to the pending acquisition of Sovereign Bank New England, divided by average interest-earning assets - see Reconciliation of Net Income to Operating Earnings) was 2.82% for the three-month period ended March 31, 2000 compared to 2.80% for the same period in 1999.

     Interest on investment securities available-for-sale was $138 million for the three-month period ended March 31, 2000 compared to $122 million for the same period in 1999. The average balance of investment securities available-for-sale was $8.0 billion with an average tax equivalent yield of 7.05% for the three-month period ended March 31, 2000 compared to an average balance of $7.4 billion with an average yield of 6.74% for the same period in 1999.

     Interest on investment securities held-to-maturity was $37 million for the three-month period ended March 31, 2000 compared to $28 million for the same period in 1999. The average balance of investment securities held-to-maturity was $2.3 billion with an average tax equivalent yield of 6.54% for the three-month period ended March 31, 2000 compared to an average balance of $1.6 billion with an average yield of 6.83% for the same period in 1999.

     Interest and fees on loans were $295 million for the three-month period ended March 31, 2000 compared to $217 million for the same period in 1999. The average balance of loans was $14.9 billion with an average yield of 7.95% for the three-month period ended March 31, 2000 compared to an average balance of $11.4 billion with an average yield of 7.63% for the same period in 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Interest on deposits was $114 million for the three-month period ended March 31, 2000 compared to $109 million for the same period in 1999. The average balance of deposits was $12.1 billion with an average cost of 3.80% for the three-month period ended March 31, 2000 compared to an average balance of $12.1 billion with an average cost of 3.66% for the same period in 1999. The increase in the average cost of deposits was primarily due to higher rates due to competition for retail deposit customers.

     Interest on borrowings was $198 million for the three-month period ended March 31, 2000 compared to $119 million for the same period in 1999. The average balance of borrowings was $12.7 billion with an average cost of 6.20% for the three-month period ended March 31, 2000 compared to an average balance of $8.9 billion with an average cost of 5.37% for the same period in 1999. The increase in the average balance and average cost of borrowings was the result of balance sheet growth being funded by borrowings, and the additional $1.2 billion in borrowings raised to finance the Sovereign Bank New England Transaction.

Provision for Loan Losses
-------------------------

     The provision for loan loss expense is based upon credit loss experience and on estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2000 was $8.0 million compared to $7.5 million for the same period in 1999.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products, and as Sovereign continues to place emphasis on commercial and consumer lending in future years, management will regularly evaluate its loan portfolio and record additional loan loss allowance as is necessary. Historically, Sovereign's additions to its loan loss allowance (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. The provision recorded during the quarter of $8.0 million exceeded net charge-offs by $0.4 million. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio."

     Sovereign's net charge-offs for the three-month period ended March 31, 2000 were $7.6 million and consisted of charge-offs of $12.8 million and recoveries of $5.2 million. This compared to net charge-offs of $7.5 million consisting of charge-offs of $12.5 million and recoveries of $5.0 million for the three-month period ended March 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the activity in the allowance for loan losses for the periods indicated: (dollars in thousands)

                                           Three-month Period Ended March 31,
                                                2000                 1999
                                           ----------------------------------

Allowance, beginning of period             $ 132,986                $ 133,802

Charge-offs:
  Residential                                  1,587                    1,423
  Commercial real estate                       2,211                      218
  Commercial                                   2,212                    2,103
  Consumer                                     6,754                    8,710
                                           ---------                ---------
      Total Charge-offs                       12,764                   12,454
                                           ---------                ---------

Recoveries:
  Residential                                    948                      763
  Commercial real estate                         784                      439
  Commercial                                     784                      406
  Consumer                                     2,637                    3,375
                                           ---------                ---------
      Total Recoveries                         5,153                    4,983
                                           ---------                ---------

Charge-offs, net of recoveries                 7,611                    7,471
Provision for loan losses                      8,000                    7,500
Initial allowance for acquired
    SBNE loans                                42,002                       --
                                           ---------                ---------
Allowance, end of period                   $ 175,377                $ 133,831
                                           =========                =========

Other Income and Extraordinary Item
-----------------------------------

     Non-interest income including a related extraordinary item grew to $37.3 million in the first quarter 2000 from $32.3 million in the first quarter 1999. Retail banking fees approached $13.8 million for the quarter. Due to a favorable shift into core and corporate deposit products over the last year, retail banking fees increased 24.6% in the quarter ended March 31, 2000 from the same period last year.

     During the quarter, Sovereign expanded its sources of non-interest revenue from its newly formed Capital Markets Group, which will provide capital markets services for Sovereign's balance sheet, as well as commercial and retail clients. The Group will focus its initial efforts in three product areas: restructuring Sovereign and customer assets; providing derivatives and hedging capabilities for commercial and retail clients; and foreign exchange services international banking clients. The Capital Markets Group provided revenues of $3.7 million during the quarter.

     Sovereign also sold certain investment securities and FHLB advances and paid-off certain short-term advances during the quarter as part of its balance sheet repositioning for SBNE. Upon repayment of the short-term advances, related swaps hedging these instruments were terminated. These transactions resulted in securities losses of $23 million included in gain (loss) on sale of loans and investments, $9.5 million of swap termination gains included as other income, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the first quarter 2000 were $113.9 million, compared to $83.5 million for the same period last year. Included in operating expenses for the current quarter were $12.2 million of merger-related, integration and other charges related to Sovereign's recent and pending acquisitions. Excluding these charges, operating expenses were $101.7 million for the quarter ended March 31, 2000 consistent with operating expenses in the fourth quarter of 1999. Sovereign's efficiency ratio measured on an operating basis (general and administrative expenses excluding merger-related and other integration as a percentage of net interest margin excluding the negative carry from escrowed financing proceeds) for the three-month period ended March 31, 2000 was 54.9% compared to 48.5% for the same period in 1999. The year-over-year increase in general and administrative expenses for the three-month period ended March 31, 2000, excluding the special charges noted previously, was primarily due to Sovereign's franchise growth and the effect of acquisitions of Peoples and Network during the third quarter of 1999.

     Other expenses were $18.5 million for the three-month period ended March 31, 2000 compared to $11.9 million for the same period in 1999. The increase is principally due to expenses related to additional preferred trust securities issued in November, 1999 to finance the SBNE acquisition.

Income Taxes
------------

     The income tax provision was $13.3 million for the three-month period ended March 31, 2000 compared to $23.9 million for the same period in 1999. The effective tax rate for the three-month period ended March 31, 2000 was 33.0% compared to 34.5% for the same period in 1999. The decrease in the effective tax rate for 2000 versus 1999 was primarily attributable to the favorable impact in 2000 of Sovereign's additional investment in BOLI in 1999.


FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

     Sovereign has increased its emphasis on commercial and consumer lending as part of its overall strategy. Commercial originations generated internally for the first quarter of 2000 were $450 million. At March 31, 2000, commercial loans totaled $5.7 billion representing 33.1% of Sovereign's loan portfolio, compared to $4.1 billion and 29% of the loan portfolio at December 31, 1999 and $2.7 billion and 23% of the loan portfolio at March 31, 1999. Strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit continue to drive performance in this area. The SBNE acquisition increased commercial loans by $1.3 billion.

     Consumer loans originated during the first quarter of 2000 totaled $640 million. The consumer loan portfolio (including home equity loans, lines of credit, automobile loans, and other consumer loans) totaled $5.6 billion at

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


March 31, 2000, representing 32.5% of Sovereign's loan portfolio, compared to $4.5 billion and 31.4% of the loan portfolio at December 31, 1999 and $4.1 billion and 35.2% of the loan portfolio at March 31, 1999. This increase was primarily the result of strong home equity and auto loan originations during the three-month period ended March 31, 2000. The SBNE acquisition increased the consumer loan portfolio by $1.0 billion.

     Residential mortgage loans increased $265 million during the quarter to $5.9 billion and now represent 34.4% of Sovereign's loan portfolio as compared to 39.9% at December 31, 1999 and 41.3% at March 31, 1999.

     During the three-month period ended March 31, 2000, Sovereign closed $622 million of first mortgage loans of which approximately 22% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $498 million the majority of which were fixed rate and sold for the same period in 1999.

Non-Performing Assets
---------------------

     At March 31, 2000 Sovereign's non-performing assets were $98 million compared to $84 million at December 31, 1999. This increase was due primarily to a purchased consumer loan portfolio. Non-performing assets as a percentage of total assets was .32% at March 31, 2000 and at December 31, 1999. At March 31, 2000 40% of non-performing assets consisted of loans related to real estate or OREO. The remainder of Sovereign's non-performing assets consist principally of consumer loans, many of which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% allowance allocation is assigned.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                                     March 31,         December 31,
                                                                        2000               1999
                                                                     ---------         ------------
Non-Accrual Loans:
      Past due 90 days or more as to interest or principal:
      Real estate related                                             $34,943             $36,510
      Other                                                            51,302              36,923
                                                                      -------             -------
Total Non-Accrual Loans                                                86,245              73,433
Other                                                                   2,196               1,978
Restructured Loans                                                      3,755               3,755
                                                                      -------             -------
Total Non-Performing Loans                                             92,196              79,166
                                                                      -------             -------
Other Real Estate Owned and Other
    Repossessed Assets:
      Other real estate owned                                           4,451               3,567
      Other repossessed assets                                          1,727               1,762
                                                                      -------             -------
Total Other Real Estate Owned and
    Other Repossessed Assets                                            6,178               5,329
                                                                      -------             -------
TOTAL NON-PERFORMING ASSETS                                           $98,374             $84,495
                                                                      =======             =======

Past due 90 days or more as to
interest or principal and
accruing interest (1)                                                 $10,331             $10,238

Non-Performing Assets as a
percentage of Total Assets                                                .32%                .32%

Non-Performing Loans as a
percentage of Total Loans                                                 .53%                .56%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                                                     .57%                .59%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Assets                                             178.3%              157.4%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Loans                                              190.2%              168.0%

(1) Represents student loans which are government-guaranteed and Sovereign retains minimal risk of credit losses related to these loans. The amount also includes $2.2 million and $1.9 million at March 31, 2000 and December 31, 1999 of auto loans past due between 90 and 120 days.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Impaired Loans

     At March 31, 2000 and December 31, 1999, the gross recorded investment in impaired loans totaled $117 million and $108 million, respectively. The increase in the investment in impaired loans was primarily the result of Sovereign's recent balance sheet transformation strategy which places more emphasis on building the commercial and consumer loan portfolios. Along with higher yields, these loan types also bring greater risk of impairment, especially as the portfolio becomes more seasoned. Sovereign classifies all commercial loans that are greater than 90 days delinquent on non-accrual status, and also includes as impaired loans certain potential problem loans discussed in a following paragraph. These are primarily commercial loans that have been classified internally but are not necessarily 90 days delinquent.

     Potential problem loans (consisting of loans as to which management has doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $123 million at March 31, 2000 and consisted principally of commercial loans.


Allowance for Loan Losses

         The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated:

                                                                   (dollars in thousands)
                                                           March 31,                      December 31,
                                                             2000                             1999
                                                  ------------------------        ---------------------------
                                                               % of Loans                         % of Loans
                                                                   to                                 to
                                                   Amount      Total Loans         Amount         Total Loans
                                                   ------      -----------         ------         -----------
Allocated allowances:
Commercial loans                                  $ 76,704           33%          $ 58,784              29%
Residential real estate
  mortgage loans                                    24,987           34             19,535              40
Consumer loans                                      60,228           33             43,455              31
Unallocated allowances                              13,458           n/a            11,212              n/a
                                                  --------        ------          --------           ------
Total allowance for loan losses                   $175,377          100%          $132,986             100%
                                                  ========        ======          ========           ======

The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, consultation with regulatory authorities, amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the allowance. Along with higher yields, management believes the shift in loan composition from residential into commercial and consumer brings higher inherent risk.

At March 31, 2000, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 1.65% compared to 1.79% at December 31, 1999. As part of the SBNE acquisition 1.66% of loans acquired were past due greater than 30 days. Overall, management believes delinquencies, charge-offs and non-performing statistics are improved compared to previous years because of

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


changes in Sovereign's underwriting and credit monitoring process during 1999. Along with higher yields, management believes the shift in loan composition from residential into commercial and consumer brings higher inherent risk.

     Sovereign maintains an allowance for loan losses sufficient to absorb inherent losses in the loan portfolio and believes the current allowance to be at a level adequate to cover such inherent losses. The Company gives consideration to other risk indicators when determining the appropriate allowance level.

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

         Acquired Portfolio - The Company established and initial allowance for loan losses of $42 million upon acquisition of the SBNE loan portfolio. That, in management judgment, were inherent in the loan portfolio as of the acquisition date. The $42 million is comprised of $17 million for commercial loans, $20 pmillion for consumer loans, and $5 million of unallocated allowance. The Company utilized its existing allowance for loan loss methodology on the acquired SBNE loan portfolio, including performing credit reviews on each significant loan or a sample of credit reviews on pool of homogeneous loans, and assigning initial risk ratings to such loans or pools of loans. Sovereign also established a $5 million unallocated allowance related to such loans or pools of loans. Sovereign also establihed a $5 million unallocated allowance related to the loans acquired due to the unfamiliarity of the portfolio acquired, and to account for a level of impression in its original estimate.

         Residential Portfolio. The allowance for the residential mortgage portfolio increased from $19.5 million at December 31, 1999 to $25.0 million at March 31, 2000. The change was due primarily to the increase in outstanding balances and temporarily higher past due balances, prior to April resolution, in a purchased whole loan portfolio.

         Consumer Portfolio. The allowance for the consumer loan portfolio increased from $43.5 million at December 31, 1999, to $60.2 million at March 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


This increase is primarily attributable to the acquired SBNE consumer portfolio.

         Commercial Portfolio. The portion of the allowance for loan losses related to the Commercial portfolio has increased from $58.8 million at December 31, 1999 to $16.7 million at March 31, 2000. This increase is primarily attributable to the acquired SBNE commercial portfolio.

         Unallocated Allowance - The unallocated allowance for loan losses increased $2.3 million to $13.5 million at March 31, 2000 from $11.2 million at December 31, 1999. This increase can be attributed primarily to the SBNE acquisiton."

Investment Securities

      Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of four years or less. The effective duration of the total investment portfolio at March 31, 2000 was 3.4 years.

         At March 31, 2000, total investment securities available-for-sale were $7.7 billion compared to $8.0 billion at December 31, 1999 and investment securities held-to-maturity were $2.3 billion compared to $2.4 billion at December 31, 1999. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets

         Total goodwill and other intangible assets at March 31, 2000 were $818 million compared to $434 million at December 31, 1999. This increase is primarily due to the $393 million goodwill and core deposit intangibles resulting from the first phase purchase of $3.4 billion in loans and $4.2 billion in deposits from FleetBoston Financial, less amortization of intangibles during the period.

Deposits

         Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

         Total deposits at March 31, 2000 were $16.1 billion compared to $11.7 billion at December 31, 1999. The increase is primarily due to $4.2 billion in deposits acquired from FleetBoston Financial as part of the Sovereign Bank New England transaction. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


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

         Total borrowings at March 31, 2000 were $12.3 billion of which $7.9 billion were short-term compared to $12.7 billion of which $6.9 billion were short-term at December 31, 1999. This decrease in borrowings is a result of Sovereign's plan to be less reliant on its leveraged investment portfolio and wholesale borrowings. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

         Through the use of interest rate swaps, $50 million of FHLB advances at March 31, 2000 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at March 31, 2000, $1.2 billion of borrowings have been protected from upward repricing through the use of interest rate caps and floors.

         During the quarter, Sovereign sold FHLB advances as part of its balance sheet repositioning to prepare for the Sovereign Bank New England transaction. As a result, the Company recognized a gain on the sale of $16.0 million which is treated as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

         Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for March 31, 2000 was 41.9%.

      Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $85 million per month. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, payments of principal and interest on investment securities, payments of principal and interest on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

         At March 31, 2000, the Company had a $200 million non-refundable deposit at Fleet that will be utilized for the remaining closings and $1.3 billion in escrow that will be released upon the completition of the 3rd closing.

         For the three-month period ended March 31, 2000, cash and cash equivalents increased $655 million. Net cash used for operating activities was $30.1 million including an extraordinary gain on the sale of FHLB stock of $10.8 million, net of tax. Net cash provided by investing activities for the three-month period ended March 31, 2000 was $764 million consisting primarily of proceeds from the sale of investment securities available-for-sale offset by the purchase of mortgage backed securities. Net cash used for financing activities for the three-month period ended March 31, 2000 was $79.5 million which includes the repayment/sale of long-term borrowings of $927 million offset by proceeds from short-term borrowings and an increase in deposits.

         The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), requires institutions regulated by the Office of Thrift Supervision
(OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

         At March 31, 2000, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

         OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed for Sovereign Bancorp using average tangible assets which is consistent with the method used by bank holding companies.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2000, Sovereign Bank was classified as well-capitalized an in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements. Although Sovereign Bancorp is not subject to OTS capital requirements, depending upon the specific facts regarding a proposed acquisition, the OTS could determine that the pro forma financial condition of a savings and loan holding company may be inadequate and therefore condition approval on making prescribed capital levels.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at March 31, 2000:

                                               Sovereign       Sovereign           Minimum             Capitalized
                                                Bancorp           Bank           Requirement           Requirement
                                               ---------       ---------         -----------           -----------
  Stockholders' equity to
    total assets                                  6.15%           8.12%              None                  None
  Tangible capital to tangible
    assets                                        4.08            6.02               2.00%                 None
  Leverage (core) capital to
    tangible assets                               5.90            6.02               3.00                  5.00%
  Leverage (core) capital to
    risk adjusted assets                          8.00            9.59               4.00                  6.00
  Risk-based capital to risk
    adjusted assets                              10.87           10.55               8.00                 10.00

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

     Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous parallel rate shock environment to be generally within a 10% variance. At March 31, 2000, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $20 million or 1.8%; conversely, if interest rates increase by 200 basis points, net interest income would decrease by $35 million for the three-month period ended March 31, 2000 or 3.2%. At December 31, 1999, if interest rates increased by 200 basis points, net interest income would have decreased by $76 million or 7.6%. This change in sensitivity was primarily related to a decrease in short-term, variable rate borrowings.

     On a pro-forma basis after the closing on the acquisition of assets and liabilities from Fleet BankBoston, Sovereign's interest rate risk position is expected to be neutral. The addition of core deposits and variable rate loans from the acquisition is expected to offset the liability sensitivity in that was evident in the March 31, 2000 analysis. The reduction in wholesale funding of over $4 billion is expected to also improve the liability sensitivity. Pro-forma, net interest income will fall 2.6% in an instantaneous upward shock of 100 basis point and is expected to fall 2.2% in an instantaneous downward shock of 100 basis points.

     Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a negative 17.5% at March 31, 2000. On a pro forma basis, the one year gap is projected to be a negative 10% at September 30, 2000.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At March 31, 2000, Sovereign's principal off-balance sheet transactions were to convert liabilities from fixed rate to floating rate to reduce the cost of funds.

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

     Sovereign's primary funding source is deposits obtained in its own marketplace. Deposits were significantly increased with the first phase of Sovereign Bank New England. The transaction added approximately $4.2 billion to deposits at March 31, 2000. The remaining two phases of the transaction are scheduled to close June 24, 2000 and July 21, 2000 and are expected to add an additional $7.8 billion in deposits. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on investment opportunities and also considering the cost of alternative funding sources. Borrowings are also a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


Items 1 through 5 are not applicable or the responses are negative.



Item 6 - Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit
                 3.2 to Sovereign's Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

         (3.2) By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign's Annual Report on Form 10K for the fiscal year ended December 31, 1998.)

          (27)  Financial Data Schedule


    (b)  Reports on Form 8-K

         Report on Form 8-K, dated February 28, 2000 (date of earliest event - February 28, 2000), contained Item 5 and Item 7(a).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     SOVEREIGN BANCORP, INC.
                                                --------------------------------
                                                          (Registrant)





Date         May 15, 2000          By /s/Dennis S. Marlo
     ---------------------------      ---------------------------------------
                                                   Dennis S. Marlo
                                               Chief Financial Officer
                                          (Authorized Officer & Principal
                                                 Financial Officer)




Date         May 15, 2000          By /s/Mark R. McCollom
     ---------------------------      ---------------------------------------
                                                  Mark R. McCollom
                                              Chief Accounting Officer