Form 10-Q
period 2000-06-30
SOVEREIGN BANCORP INC
filed 2000-08-14
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                          Outstanding at August 10, 2000
    ---------------------------               ----------------------------
    Common Stock (no par value)                    225,922,308 shares

                           FORWARD LOOKING STATEMENTS


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

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

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expression, and (iii) statements relating to some or all of the foregoing which assume the successful conversion of FleetBoston operating systems, and the retention of former FleetBoston employees and customers with respect to the FleetBoston acquisition. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign and Sovereign Bank in meeting the post-closing regulatory requirements with respect to the FleetBoston acquisition and the ability to timely pay installments of the deferred purchase price in connection with the acquisition; (7) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance) and the impact of changes in generally accepted accounting principles; (8) technological changes; (9) changes in consumer spending and savings habits; (10) the impact of the FleetBoston acquisition and other acquisitions of Sovereign, including the success of Sovereign in fully realizing, within the expected time frame, earnings enhancements from such pending or completed acquisitions, including, without limitation, the earnings enhancements expected from the acquisition of loans, deposits and community banking offices from FleetBoston; (11) Sovereign's

                           FORWARD LOOKING STATEMENTS
                                   (continued)


ability to successfully integrate the former FleetBoston systems, and Sovereign's ability to retain FleetBoston customers and employees despite immense competition; (12) changes over time in the amount, mix, yield, quality, and other characteristics of the deposits and loans Sovereign assumed and acquired from FleetBoston; (13) unanticipated regulatory or judicial proceedings; (14) changes in asset quality; and (15) the success of Sovereign at managing the risks involved in the foregoing.

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


                                      INDEX

                                                                                Page
                                                                                ----

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets at June 30, 2000
             and December 31, 1999                                               5

             Consolidated Statements of Operations for the three-month
             and six-month periods ended June 30, 2000 and 1999                6 - 7

             Consolidated Statement of Stockholders' Equity for
             the six-month period ended June 30, 2000                            8

             Consolidated Statements of Cash Flows for the six-month
             periods ended June 30, 2000 and 1999                                9

             Notes to Consolidated Financial Statements                       10 - 21

     Item 2. Management's Discussion and Analysis of Results of
             Operations and Financial Condition                               22 - 41


PART II.  OTHER INFORMATION


     Item 6. Reports on Form 8-K                                                42


PART III. FINANCIAL DATA SCHEDULE                                               43


SIGNATURES                                                                      44

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,         December 31,
                                                                               2000               1999
                                                                           ------------       ------------
                                                                                     (Unaudited)
                                                                                 (in thousands, except
                                                                                     per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                                $    824,369       $    373,996
  Interest-earning deposits                                                     334,242             19,238
  Investment securities available-for-sale                                    6,682,629          8,030,212
  Investment securities held-to-maturity
    (approximate fair value of $2,231,539
    and $2,367,025 at June 30, 2000
    and December 31, 1999, respectively)                                      2,245,649          2,362,051
  Loans (including loans held for sale
    at approximate fair value of $56,823
    and $62,439 at June 30, 2000 and
    December 31, 1999, respectively)                                         21,380,579         14,288,465
  Allowance for loan losses                                                    (200,711)          (132,986)
  Premises and equipment                                                        262,890            119,201
  Other real estate owned
    and other repossessed assets                                                  6,737              5,329
  Accrued interest receivable                                                   222,302            164,720
  Goodwill and other intangible assets                                        1,027,309            434,078
  Other assets                                                                3,074,078            942,808
                                                                           ------------       ------------
      TOTAL ASSETS                                                         $ 35,860,073       $ 26,607,112
                                                                           ============       ============
LIABILITIES
  Deposits and other customer accounts                                     $ 20,024,978       $ 12,012,675
  Borrowings:
    Short-term                                                                9,739,214          6,609,385
    Long-term                                                                 3,698,873          5,760,724
  Advance payments by borrowers
    for taxes and insurance                                                      38,881             28,222
  Other liabilities                                                             189,136             58,265
                                                                           ------------       ------------
      TOTAL LIABILITIES                                                      33,691,082         24,469,271
                                                                           ------------       ------------
Corporation-obligated mandatorily redeemable capital securities of subsidiary trust holding solely subordinated debentures of
  Sovereign Bancorp, Inc. ("Trust Preferred Securities")                        317,819            316,346
                                                                           ------------       ------------
STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares authorized;
    231,151,082 shares issued at June 30, 2000 and 230,647,896 shares
    issued at December 31, 1999                                               1,256,900          1,254,037
  Warrants                                                                       91,500             91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
     4,856,254 shares at June 30, 2000
     and December 31, 1999                                                      (36,295)           (36,295)
  Treasury stock at cost; 370,070 shares at
    June 30, 2000 and 383,875 shares at
    December 31, 1999                                                            (3,461)            (3,595)
  Accumulated other comprehensive (loss)                                       (162,153)          (210,932)
  Retained earnings                                                             704,681            726,780
                                                                           ------------       ------------
 TOTAL STOCKHOLDERS' EQUITY                                                   1,851,172          1,821,495
                                                                           ------------       ------------
      TOTAL LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS' EQUITY       $ 35,860,073       $ 26,607,112
                                                                           ============       ============

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three-Month Period             Six-Month Period
                                                          Ended June 30,                Ended June 30,
                                                     ------------------------      --------------------------
                                                        2000           1999            2000            1999
                                                     ---------       --------      -----------       --------
                                                               (in thousands, except per share data)
Interest income:
  Interest on interest-earning deposits              $   7,920       $  1,374      $    10,198       $  2,879
  Interest and dividends on investment
    securities available-for-sale                      135,861        129,412          273,607        251,302
  Interest and dividends on investment
    securities held-to-maturity                         38,322         24,191           75,526         52,157
  Interest and fees on loans                           375,490        222,467          670,143        439,134
                                                     ---------       --------      -----------       --------
      Total interest income                            557,593        377,444        1,029,474        745,472
                                                     ---------       --------      -----------       --------
Interest expense:
  Interest on deposits
      and other customer accounts                      163,945        107,357          282,144        218,760
  Interest on borrowings                               206,834        122,679          401,264        239,512
                                                     ---------       --------      -----------       --------
      Total interest expense                           370,779        230,036          683,408        458,272
                                                     ---------       --------      -----------       --------
Net interest income                                    186,814        147,408          346,066        287,200
Provision for loan losses                               10,000          7,500           18,000         15,000
                                                     ---------       --------      -----------       --------
Net interest income after provision for
  loan losses                                          176,814        139,908          328,066        272,200
                                                     ---------       --------      -----------       --------
Other income:
  Retail banking fees                                   17,894         10,811           31,673         21,870
  Mortgage banking revenues                              7,384          9,005           12,669         18,951
  Loan fees and service charges                          4,403          2,005            6,680          3,347
  Capital markets revenue                                  413             --            4,145             --
  Gain/(loss) on loans and investment
    securities transactions                            (58,216)         3,362          (81,088)         6,770
  Miscellaneous income                                  16,400          8,107           35,457         14,656
                                                     ---------       --------      -----------       --------
      Total other income/(loss)                        (11,722)        33,290            9,536         65,594
                                                     ---------       --------      -----------       --------
General and administrative expenses:
  Compensation and benefits                             69,115         38,264          115,224         74,741
  Occupancy and equipment expenses                      31,043         16,494           51,816         33,800
  Outside services                                      54,940         17,806           77,202         33,155
  Other administrative expenses                         52,997         13,623           77,731         27,943
                                                     ---------       --------      -----------       --------
      Total general and administrative expenses        208,095         86,187          321,973        169,639
                                                     ---------       --------      -----------       --------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                        Three-Month Period           Six-Month Period
                                                           Ended June 30,             Ended June 30,
                                                      ----------------------      -----------------------
                                                        2000           1999         2000           1999
                                                      --------       -------      --------       --------
                                                             (in thousands, except per share data)
Other operating expenses:
  Amortization of goodwill and other intangibles      $ 20,461       $ 9,027      $ 30,145       $ 18,055
  Trust Preferred Securities expense                     9,320         3,049        18,248          6,098
  Real estate owned loss/(gain), net                       (66)          182          (221)            22
                                                      --------       -------      --------       --------
      Total other operating expenses                    29,715        12,258        48,172         24,175
                                                      --------       -------      --------       --------
Income/(loss) before income taxes
  and extraordinary item                               (72,718)       74,753       (32,543)       143,980
Income tax provision/(benefit)                         (24,016)       25,974       (10,766)        49,888
                                                      --------       -------      --------       --------
Income/(loss) before extraordinary item                (48,702)       48,779       (21,777)        94,092
Gain on sale of FHLB advances
   (net of tax of $5,225)                                   --            --        10,775             --
                                                      --------       -------      --------       --------
Net Income/(loss)                                     $(48,702)      $48,779      $(11,002)      $ 94,092
                                                      ========       =======      ========       ========
Earnings/(loss) per share
Basic
    Income/(loss) before
       extraordinary item                             $   (.22)      $   .31      $   (.10)      $    .59
    Extraordinary item resulting from
       gain on sale of FHLB advances                        --            --           .05             --
                                                      --------       -------      --------       --------
    Net income/(loss)                                 $   (.22)      $   .31      $   (.05)      $    .59
                                                      ========       =======      ========       ========
Diluted
    Income/(loss)before
       extraordinary item                             $   (.22)      $   .30      $   (.10)      $    .58
    Extraordinary item resulting from
       gain on sale of FHLB advances                        --            --           .05             --
                                                      --------       -------      --------       --------
    Net income/(loss)                                 $   (.22)      $   .30      $   (.05)           .58
                                                      ========       =======      ========       ========
Dividends declared per common share                   $   .025       $  .025      $   .050           .050
                                                      ========       =======      ========       ========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                  Common                                                     Unallocated
                                                  Shares        Common                 Retained    Treasury  Common Stock
                                                Outstanding     Stock       Warrants   Earnings     Stock    Held by ESOP
                                                -----------   ----------    --------   --------    --------  ------------
        Balance,December 31, 1999                 225,408     $1,254,037    $91,500    $726,780    $(3,595)    $(36,295)
Comprehensive income:
  Net income/(loss)                                    -               -                (11,002)         -            -
      Change in unrecognized loss on
          investment securities available-
          for-sale, net of tax                          -              -          -           -          -            -

      Total comprehensive income
      Exercise of stock options                       175            582          -           -          -            -
      Sale of stock under Dividend
          Reinvestment Plan and Employee
          Stock Purchase Plan                         328          2,281          -           -          -            -
      Dividends paid on common stock                    -              -          -     (11,097)         -            -
      Treasury stock repurchase                       (14)             -          -           -       (105)           -
      Treasury stock sold                              28              -          -           -        239            -
                                                  -------     ----------    -------    --------    -------     --------
        Balance, June 30, 2000                    225,925     $1,256,900    $91,500    $704,681    $(3,461)    $(36,295)
                                                  =======     ==========    =======    ========    =======     ========



                                                 Accumulated     Total
                                                    Other       Stock-
                                                Comprehensive   Holders'
                                                Income/(Loss)    Equity
                                                -------------  -----------
        Balance,December 31, 1999                 $(210,932)    $1,821,495
Comprehensive income:
  Net income/(loss)                                       -        (11,002)
      Change in unrecognized loss on
          investment securities available-
          for-sale, net of tax                       48,779         48,779
                                                                ----------
      Total comprehensive income                                    37,777
      Exercise of stock options                           -            582
      Sale of stock under Dividend
          Reinvestment Plan and Employee
          Stock Purchase Plan                             -          2,281
      Dividends paid on common stock                      -        (11,097)
      Treasury stock repurchase                           -           (105)
      Treasury stock sold                                 -            239
                                                  ---------     ----------
        Balance, June 30, 2000                    $(162,153)    $1,851,172
                                                  =========     ==========


       See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Six-Month Period
                                                                      Ended June 30,
                                                            -----------------------------------
                                                                2000                    1999
                                                            -----------            ------------
Cash Flows from Operating Activities:                                  (in thousands)
  Net income/(loss)                                         $   (11,002)           $     94,092
  Adjustments to reconcile net income/(loss) to
      net cash provided by operating activities:
    Provision for loan losses and deferred taxes                 18,000                   8,631
    Depreciation and amortization                                39,864                  26,203
    Net Amortization/(accretion) of investment
      securities and loan discounts                             (35,406)                  5,601
    (Gain)/loss on sale of loans, investment
      securities and real estate owned                           80,999                  (6,792)
    (Gain)/loss on sale of fixed assets                             (48)
    (Gain) on sale of FHLB advances                             (16,000)                      -
    Net change in:
      Loans held for sale                                         5,616                 210,791
      Accrued interest receivable                               (14,586)                   (515)
      Prepaid expenses and other assets                      (1,282,188)               (186,899)
      Other liabilities                                         101,076                (211,829)
                                                            -----------            ------------

Net cash provided(used) by operating activities             $(1,113,675)           $    (60,717)

Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
    available-for-sale                                        4,846,462               2,329,822
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                        474,520               1,184,048
      Held-to-maturity                                        2,439,408                 566,293
  Purchases of investment securities:
      Available-for-sale                                     (3,929,617)             (4,786,233)
      Held-to-maturity                                       (2,317,893)                (21,683)
  Proceeds from sales of loans                                  258,233                 837,822
  Purchase of loans                                            (890,872)               (549,460)
  Net change in loans other than purchases and sales            497,004                (966,323)
  Proceeds from sales of premises and equipment                  19,979                     134
  Purchases of premises and equipment                          (113,778)                (17,838)
  Proceeds from sale of real estate owned                         1,752                  11,423
  Net cash (paid)received due to acquisitions net
      of cash acquired                                         (494,826)                112,998
                                                            -----------            ------------
Net cash provided(used) by investing activities                 790,372              (1,298,997)
                                                            -----------            ------------
Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits
      and other customer accounts                                 3,635                (666,305)
  Net increase in short-term borrowings                       2,563,505               1,513,733
  Proceeds from long-term borrowings                                  -                 744,996
  Repayments of long-term borrowings                           (569,982)               (149,302)
  Sale of FHLB advances                                        (911,037)                      -
  Net increase in advance payments by
    borrowers for taxes and insurance                            10,659                   7,838
  Cash dividends paid to stockholders                           (11,097)                 (7,507)
  Proceeds from issuance of common stock                          2,863                   4,798
  Advance to the Employee Stock Ownership Plan                                             (437)
  (Purchase)/issuance of treasury stock                             134                 (43,850)
                                                            -----------            ------------
Net cash provided(used) by financing activities               1,088,680               1,403,964
                                                            -----------            ------------

Net change in cash and cash equivalents                         765,377                  44,250
Cash and cash equivalents at beginning of period                393,234                 553,724
                                                            -----------            ------------
Cash and cash equivalents at end of period                  $ 1,158,611            $    597,974
                                                            ===========            ============

Supplemental Disclosures:

Income tax payments totaled $6 million for the six-month period ended June 30, 2000 and $62 million for the same period in 1999. Interest payments totaled $677 million for the six-month period ended June 30, 2000 and $433 million for the same period in 1999. Noncash activity consisted of acquisitions which included $7 billion of loans and assumption of $8 billion of deposits for the six-month period ended June 30, 2000 and $551 million of loans and assumptions of $515 million of deposits for the same period in 1999; mortgage or whole loan sales of $171 million for the six-month period ended June 30, 2000 and $732 million for the same period in 1999; reclassification of long-term borrowings to short-term borrowings of $565 million for the six-month period ended June 30, 2000 and $322 million for the same period in 1999; and reclassification of mortgage loans to real estate owned of $3 million for the six-month period ended June 30, 2000 and $9 million for the same period in 1999.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Delaware Escrow Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

     The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements including commercial overnight interest-bearing accounts (see Note 6 Deposit Portfolio Composition) now included in deposits and other customer accounts previously classified as borrowings. These reclassifications have no effect on net income.

     The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income before extraordinary item by the weighted average common shares outstanding, excluding options and warrants. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method, using the average market price for the period.

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                            Three-Month Period               Six-Month Period
                                              Ended June 30,                   Ended June 30,
                                          -----------------------         -----------------------
                                            2000           1999             2000           1999
                                          --------       --------         --------       --------
Basic Earnings Per Share:
Income/(loss) before
  extraordinary item                      $(48,702)      $ 48,779         $(21,777)      $ 94,092
                                          ---------      --------         --------       --------

Average basic shares                       225,846        158,413          225,699        159,140
                                          ========       ========         ========       ========

Basic earnings/(loss) per share           $   (.22)      $    .31         $   (.10)      $    .59
                                          =========      ========         ========       ========
Diluted Earnings Per Share:
Income/(loss) before
  extraordinary item                      $(48,702)      $ 48,779         $(21,777)      $ 94,092
                                          ---------      --------         --------       --------

Average diluted shares                     225,846        158,413          225,699        159,140
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method                                 -            1,861              -            1,889
                                          ---------      --------         --------       --------
Total average diluted shares               225,846        160,274          225,699        161,029
                                          ========       ========         ========       ========
Diluted earnings/(loss) per share         $   (.22)      $    .30         $   (.10)      $    .58
                                          =========      ========         ========       ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                         June 30, 2000
                                      ---------------------------------------------------
                                       Amortized          Unrealized          Unrealized           Fair
                                         Cost            Appreciation        Depreciation          Value
                                      ----------         ------------        ------------       ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                $   47,174             $    -             $  1,222         $   45,952
  Corporate securities/
        Trust Preferred                 263,208               3,608              11,594             255,222
  Asset backed securities               605,757                   -              20,945             584,812
  Equities                               34,109                  18               7,349              26,778
  FHLB stock                            550,097                   -                   -             550,097
  Agency preferred stock                425,888                  47               4,990             420,945
  Municipal securities                   33,062                 397               1,268              32,191

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies            629,672               1,837              20,511             610,998
    Non-agencies                      2,542,946                  -              128,837           2,414,109
    Collateralized mortgage
      obligations                     1,798,695               1,593              58,763           1,741,525
                                     ----------             -------            --------          ----------

Total investment securities
  available-for-sale                 $6,930,608             $ 7,500            $255,479          $6,682,629
                                     ==========             =======            ========          ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE (continued)

                                                         December 31, 1999
                                       ---------------------------------------------------
                                        Amortized          Unrealized          Unrealized           Fair
                                          Cost            Appreciation        Depreciation          Value
                                       ----------         ------------        ------------       ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                        $   77,229            $     2            $  1,210          $   76,021
  Corporate securities/
    Trust Preferred                      243,915                650              14,231             230,334
  Asset backed securities                685,274                 -               21,149             664,125
  Equities                                32,142                 31              11,420              20,753
  FHLB stock                             524,397                 -                  -               524,397
  Agency preferred stock                 425,888              4,135                 395             429,628
  Municipal securities                    32,813                745               1,379              32,179

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies             478,462                909              21,004             458,367
    Non-agencies                       2,688,315                 -              132,333           2,555,982
    Collateralized mortgage
      obligations                      3,166,472              2,564             130,610           3,038,426
                                      ----------            -------            --------          ----------
Total investment securities
  available-for-sale                  $8,354,907            $ 9,036            $333,731          $8,030,212
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                          June 30, 2000
                                       ---------------------------------------------------

                                        Amortized           Unrealized          Unrealized           Fair
                                          Cost             Appreciation        Depreciation          Value
                                       ----------         -------------        ------------       ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                         $   46,603            $    -              $   386          $   46,217
  Corporate securities/
        Trust Preferred                 1,306,437              1,822               6,962           1,301,297
  Municipal securities                      2,821                135                   9               2,947

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agencies              458,568              1,918               2,236             458,250
Non-agency                                 46,850                312                 416              46,746
  Collateralized mortgage
    obligations                           384,370                581               8,869             376,082
                                       ----------             ------             -------          ----------

Total investment securities
  held-to-maturity                     $2,245,649            $ 4,768             $18,878          $2,231,539
                                       ==========            =======             =======          ==========


                                                          December 31, 1999
                                       ----------------------------------------------------

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

                                                  June 30, 2000                 December 31, 1999
                                          ---------------------------        ---------------------------
                                            Amount            Percent          Amount            Percent
                                          -----------         -------        -----------         -------

Residential real estate loans             $ 8,341,847           39.0%        $ 5,623,295           39.5%
Residential construction loans                 53,950             .3              59,264             .4
                                          -----------         ------         -----------         ------

     Total Residential Loans                8,395,797           39.3           5,682,559           39.9
                                          -----------         ------         -----------         ------

Commercial real estate loans                2,383,041           11.1           1,516,953           10.7
Commercial and industrial loans             3,214,218           15.1           1,690,744           11.8
Automotive floor plan loans                 1,100,891            5.1             730,623            5.2
Multi-family loans                            133,795             .6             137,019            1.0
                                          -----------         ------         -----------         ------

     Total Commercial Loans                 6,831,945           31.9           4,075,339           28.7
                                          -----------         ------         -----------         ------

Home equity loans                           3,157,186           14.8           1,957,945           13.8
Auto loans                                  2,276,044           10.6           1,936,980           13.6
Loans to automotive lessors                   296,195            1.4             288,636            2.0
Student loans                                 249,771            1.2             249,279            1.8
Other                                         173,641             .8              35,802             .2
                                          -----------         ------         -----------         ------

     Total Consumer Loans                   6,152,837           28.8%          4,468,642           31.4%
                                          -----------         ------         -----------         ------

       Total Loans (1)                    $21,380,579          100.0%        $14,226,540          100.0%
                                          ===========         ======         ===========         ======


Total Loans with:
  Fixed rate                              $13,266,471           62.0%        $ 8,707,951           61.2%
  Variable rate                             8,114,108           38.0           5,518,589           38.8
                                          -----------         ------         -----------         ------
       Total Loans (1)                    $21,380,579          100.0%        $14,226,540          100.0%
                                          ===========         ======         ===========         ======

-------------------
(1) Loan totals are net of deferred loan fees and unamortized premiums and discounts of $28.4 million and $24.0 million at June 30, 2000 and December 31, 1999, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                      June 30, 2000                 December 31, 1999
                              -------------------------       ---------------------------
                                                               Weighted                                      Weighted
                                                                Average                                       Average
  Account Type                   Amount         Percent          Rate            Amount         Percent         Rate
  ------------                -----------       -------        --------       -----------       -------       --------
Demand deposit accounts       $ 2,363,142          11.8%          - %         $ 1,089,472           9.1%          - %
NOW accounts                    2,929,694          14.6         2.65            1,578,259          13.1         2.24
Savings accounts                2,908,970          14.5         2.41            2,142,708          17.8         2.69
Money market accounts(1)        3,951,315          19.7         4.74            1,638,354          13.7         4.05
Retail certificates             7,294,995          36.5         5.57            4,708,057          39.2         5.00
Jumbo certificates                576,862           2.9         6.24              855,825           7.1         5.56
                              -----------        ------        -----          -----------        ------       ------
Total Deposits                $20,024,978         100.0%        3.88%         $12,012,675         100.0%        3.68%
                              ===========        ======        =====          ===========        ======       ======

-------------------
(1) Money market accounts include commercial overnight interest-bearing accounts of $753 million and $293 million at June 30, 2000 and December 31, 1999.


(7)   BORROWINGS

     The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                    June 30, 2000                    December 31, 1999
                             --------------------------          ----------------------------
                                                Weighted                             Weighted
                                                Average                               Average
                                Balance          Rate               Balance            Rate
                             -----------       --------          -----------         --------
Securities sold under
  repurchase agreements      $   796,918           6.65%         $   291,524            5.89%
FHLB advances                 10,999,940           6.34           10,484,904            5.43
Other borrowings               1,641,229          10.67            1,593,681           10.74
                             -----------        -------          -----------          ------
  Total Borrowings           $13,438,087           6.89%         $12,370,109            6.12%
                             ===========        =======          ===========          ======

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

                                                            June 30, 2000
                                            -----------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                             ----------        -------           ----------         --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  515,000        $     -            $(4,446)             8.5
  Pay fixed-receive variable (2)                400,000              -             (1,952)             2.3
Interest rate caps/floors/corridors(3)        1,200,000          3,092             (1,366)             2.3
                                             ----------        -------             -------
                                             $2,115,000        $ 3,092            $(7,764)
                                             ==========        =======            =========


                                                          December 31, 1999
                                            -----------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                             ----------        -------           ----------         --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  252,300  $     -                 $(6,846)              7.0
  Pay fixed-receive variable (2)                200,000              -             8,853               3.1
Interest rate caps/floors
                   /corridors (3)             1,200,000           4,463             (809)              2.6
                                             ----------        --------          -------
                                             $1,652,300        $  4,463          $ 1,198
                                             ==========        ========          =======

--------------------
(1) The weighted average pay rate was 6.63% and 7.24% and the weighted average receive rate was 7.53% and 7.82% at June 30, 2000 and December 31, 1999, respectively.
(2) The weighted average pay rate was 7.36% and 5.41% and the weighted average receive rate was 6.78% and 6.13% at June 30, 2000 and December 31, 1999, respectively.
(3)  The strike price range was 5.25% - 9.00% at March 31, 2000 and
     December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

     The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                             Balance
                             December 31,                     Maturities/                          June 30,
                                1999         Additions       Amortization      Terminations         2000
                             -----------     -----------     ------------      ------------      ----------
Non-amortizing interest
  rate swaps                 $  452,300       $890,000         $127,300          $300,000           915,000
Interest rate
  caps/floors/corridors       1,200,000              -               -                  -         1,200,000
                             ----------      ----------      ----------          --------        ----------

                             $1,652,300       $890,000         $127,300          $300,000        $2,115,000
                             ==========       ========         ========          ========        ==========


     Net interest expense resulting from interest rate exchange agreements for the six-month period ended June 30, 2000 was $182 thousand.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

(9)  ACQUISITIONS

     On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. In total, Sovereign purchased approximately $12 billion of deposits, $9 billion of loans and 281 community banking offices exclusive of 4 locations being resold to a third party as detailed in the chart below. The acquisition, which resulted in the creation of Sovereign Bank New England, the third largest bank in New England, included the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

                     Schedule of Completed SBNE Acquisition

Date Completed      Divested Units        Deposits    Branches     Loans
--------------      --------------      ------------  -------- -------------
March 24, 2000  RI, CT (BankBoston)     $4.2 billion     90    $3.6 billion
June 16, 2000   Eastern MA (Fleet)      $3.8 billion     86    $3.5 billion
July 21, 2000   Central MA, NH (Fleet)  $4.1 billion    105    $2.0 billion
                                         ---            ---    ----
                                       $12.1 billion    281    $9.1 billion

     Total consideration for the entire consumer and banking franchise is 12% of acquired deposits less agreed upon reductions, or approximately $0.9 billion. Included in the 12% premium, Sovereign will pay up to $340 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-compete obligations under the agreement and certain other conditions are met. Sovereign paid a non-refundable deposit of $200 million to FleetBoston which was credited against amounts due at the final closing.

     On March 24, 2000 and June 16, 2000, Sovereign successfully completed the first and second phases of the purchase and assumption agreement of Sovereign Bank New England (SBNE) as described in the following paragraphs. Sovereign's results include the operations of these acquired SBNE branches, assets and liabilities from acquisition date (March 24, 2000 or June 16, 2000) and thereafter.

     Total deposits transferred through the first two phases of the acquisition were $8.0 billion. Additionally, loan balances transferred to Sovereign approximated $7.1 billion, which included $2.1 billion of commercial loans and leases, $1.5 billion of consumer loans and $3.5 billion of residential mortgages. Residential mortgage loans of $1.1 billion that were not relationship assets were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest rate risk. Other assets acquired included $90 million of currency, $70 million of premises and equipment, $180 million of precious metals inventory and $215 million of prepaid and other miscellaneous assets.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

ACQUISITIONS (continued)

     In the first and second closings Sovereign paid a net premium of $472 million, recorded a fair value reduction on acquired loans of $83 million and established an initial allowance for loan losses of $68 million. These items result in total intangibles of $623 million including goodwill of $342 million and core deposit intangible of $281 million to be amortized over 25 years and 10 years, respectively. These adjustments are based upon preliminary information and are subject to further revision throughout the year.

     The third and final phase of the SBNE acquisition, resulting in the transfer of $4.1 billion of deposits and $2.0 billion of loans, was successfully completed as scheduled on July 21, 2000. The aforementioned $200 million deposit, as well as $1.3 billion of investment securities released from escrow upon completion of the SBNE acquisition, were used along with cash received in the final closing and from the July settlement of securities sales executed in June to reduce short term borrowings by approximately $4 billion, to retire $50 million of 6.75% Senior Notes due July 1, 2000 and to reduce the Senior Secured Credit Facility, due June 30, 2003, by $50 million on August 3, 2000. All events discussed in this paragraph occurred subsequent to June 30, 2000 and accordingly, are not included in financial statements as of and for the periods ending June 30, 2000.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(10)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated:
(dollars in thousands)


                                              Three-Month Period              Six-Month Period
                                                Ended June 30,                  Ended June 30,
                                          ------------------------        -------------------------
                                             2000            1999             2000           1999
                                          --------        --------        ---------        --------
Net income/(loss)                         $(48,702)       $ 48,779        $ (11,002)       $ 94,092
                                          ---------       --------        ---------        --------
Net unrealized (losses)/gains on
  securities arising during the period     (34,609)        (57,551)          (5,550)        (94,173)
Less reclassification adjustment           (39,005)          3,878          (54,329           1,607
                                          ---------       --------         --------        --------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                     4,396         (61,369)          48,779         (95,780)
                                          --------       ---------         --------         -------
Comprehensive income/(loss)               $(44,306)      $ (12,590)        $ 37,777         $(1,688)
                                          ========       =========         ========         =======

     Accumulated other comprehensive loss, net of related tax, consisted of net unrealized losses on securities of $162 million at June 30, 2000 and net unrealized losses on securities of $211 million at December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

     Cash earnings for the six-month period ended June 30, 2000 increased 22% to $132.2 million, or $0.69 per share, up from $108 million, or $0.67 per share, for the same period in 1999. Operating earnings for 2000 increased 17% to $110.1 million, or $0.57 per share, as compared to $94.1 million, or $0.58 per share, for 1999.

     Operating earnings exclude the following special charges for 2000: merger-related and integration charges related to acquisitions, as well as the impact on net interest income and shares outstanding from the early issuance of certain debt and equity instruments issued to finance Sovereign's pending New England retail banking and middle market lending acquisition ("Sovereign Bank New England" or "SBNE"). Special charges for the quarter ended June 30, 2000 were $106 million after tax and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense.

     Net loss, including the special charges noted above, was $11.0 million, or $(0.05) per share, for the six-month period ended June 30, 2000 including an extraordinary gain on the sale of FHLB advances (debt extinguishment) of $10.8 million (net of taxes of $5.2 million), or $0.05 per share, as compared to net income of $94.1 million, $0.58 per share, for the same period in 1999.

     Cash return on average equity, cash return on average tangible equity and cash return on average total assets, excluding special charges discussed above, were 18.02%, 32.68% and .95% for the six-month period ended June 30, 2000 compared to 15.91%, 27.74% and .84% for the same period in 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                    Reconciliation of Net Income to Operating
               Earnings (In thousands, except per share data - all
                             amounts are after tax)

                                                    Three-Month Period                        Six-Month Period
                                                       Ended June 30                            Ended June 30
                                        --------------------------------------    ---------------------------------------
                                                Total              Per Share              Total             Per Share
                                        --------------------    --------------    ---------------------    --------------
                                          2000        1999      2000      1999      2000         1999      2000      1999
                                        --------    --------    ----      ----    --------     --------    -----     ----
Net income/(loss) as reported           $(48,702)   $ 48,779    $(.22)    $.30    $(11,002)    $ 94,092    $(.05)    $.58
Net negative carry on
  escrowed bond proceeds (1)               8,420           -      .04        -      17,015            -      .07        -
Merger-related and integration
  costs recorded during the
  period (2)                              59,920           -      .27        -      68,090            -      .30        -
Expense on convertible trust
  preferred securities
  ("PIERS")(1)                             2,548           -      .01        -       6,368            -      .03        -
Loss on securities due to
  restructuring of the
  balance sheet (4)                       38,531           -      .17        -      38,531            -      .17        -
Assumed interest expense reduction
  due to paydown of other borrow-
  ings with net proceeds of
  common equity and PIERS (1)             (3,419)          -     (.02)       -      (8,874)           -     (.04)       -
Impact of additional shares out-
  standing for 1999 common
  stock offerings (3)                          -           -      .04        -           -            -      .09        -
Operating earnings (3)                  $ 57,298    $ 48,779     $.29     $.30    $110,128     $ 94,092     $.57     $.58
                                        --------    --------     ----     ----    --------     --------     ----     ----
Cash earnings (3)                       $ 71,857    $ 55,340     $.36     $.35    $132,218     $108,003     $.69     $.67
                                        ========    ========     ====     ====    ========     ========     ====     ====
Average shares before
  adjustment for offering                226,670     160,274                       226,612      161,029
                                         =======    ========
Average shares after
  adjustment for offering (3)            199,711     160,274                       191,789      161,029
                                         =======    ========                      ========     ========

-------------

(1) As part of the agreement to purchase Sovereign Bank New England, Sovereign raised $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pre-tax income of $11.3 million ($7.5 million after tax)and $21.8 million ($14.5 million after tax) comprised of the following components for the three and six-month periods ending June 30, 2000, respectively: a)a reduction of net interest income of $12.7 million ($8.4 million after-tax) and $25.6 million ($17.0 million after tax), respectively; b)expense of $3.8 million ($2.5 million after-tax) and $9.5 million ($6.4 million after tax) associated with PIERS issued in November, 1999; c)an assumed $5.1 million ($3.4 million after tax) and $13.3 million ($8.9 million after tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and the common stock offerings.

(2) See further discussion of general and administrative expenses in management's discussion and analysis.

(3) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include, for the three and six-month periods ended June 30, 2000, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000 and June 16, 2000 over total estimated SBNE deposits to be acquired.

(4) See further discussion of other income included in management's discussion and analysis.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Successful Formation of Sovereign Bank New England

     Sovereign successfully completed the SBNE conversion on March 24, June 16 and July 21, 2000. Sovereign's results include the operations of the aforementioned branches, assets and liabilities of phases I and II from conversion on March 24, 2000 and June 16, 2000 and thereafter. The final phase of the acquisition closed on July 21, 2000. Accordingly, the financial impact of this final phase will be included in operations beginning July 21, 2000 and thereafter. The transaction represents the largest branch acquisition in banking history and created the third largest bank in New England with 281 retail banking offices, over 550 automated teller machines ("ATMs") and approximately $12 billion of deposits and $8 billion of commercial, consumer and mortgage loans net of a $1.1 billion sale of residential mortgages that were not relationship assets.

     Please see Note 9 ACQUISITIONS of the Notes to Consolidated Financial Statements for a more complete description of the SBNE transactions.

                                     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
                         SIX MONTH PERIOD ENDED JUNE 30
                                 (in thousands)

                                                                   2000                                     1999
                                                 --------------------------------------     -------------------------------------
                                                                 Interest       Average                      Interest     Average
                                                   Average        Income/        Yield/       Average        Income/      Yield/
                                                   Balance        Expense       Rate(1)       Balance        Expense      Rate(1)
                                                 -----------    ----------     --------     -----------      --------     -------
ASSETS
Investments:
  Interest earning deposits                       $  212,981    $   10,198        9.52%     $    17,260      $  2,879      33.50%
  Investment securities available-for-sale         7,801,238       273,607        7.14%       7,599,636       251,302       6.74%
  Investment securities held-to-maturity           2,283,539        75,526        6.62%       1,502,839        52,157       6.95%
                                                 -----------    ----------        ----      -----------      --------      -----

      Total investments                           10,297,758       359,331        7.07%       9,119,735       306,338       6.83%
                                                 -----------    ----------        ----      -----------      --------      -----
Loans:
  Residential loans                                6,158,976       231,128        7.50%       5,086,974       180,902       7.12%
  Commercial loans                                 5,141,526       222,868        8.71%       2,577,534       103,949       8.15%
  Consumer loans                                   5,217,072       216,147        8.33%       3,915,045       154,283       7.95%
                                                 -----------    ----------        ----      -----------      --------      -----
  Total loans                                     16,517,574       670,143        8.14%      11,579,553       439,134       7.63%
  Allowance for loan losses                        (146,235)             -           -       (133,891)              -          -
                                                 -----------    ----------        ----      -----------      --------      -----
      Net loans                                   16,371,339       670,143        8.21%      11,445,662       439,134       7.72%
                                                 -----------    ----------        ----      -----------      --------      -----
      Total interest earning assets               26,669,097     1,029,474        7.77%      20,565,397       745,472       7.32%
  Non-interest earning assets                      2,702,172             -           -       2,065,072              -          -
                                                 -----------    ----------        ----      -----------      --------      -----
      TOTAL ASSETS                               $29,371,269     1,029,474        7.06%     $22,630,469       745,472       6.65%
                                                 ===========    ----------        ----      ===========      --------      -----
LIABILITIES
Deposits:
  Core deposits                                  $ 7,879,523        98,502        2.51%      $6,256,819        68,027       2.19%
  Time deposits                                    6,719,265       183,642        5.50%       5,928,485       150,733       5.12%
                                                 -----------    ----------        ----      -----------      --------      -----
      Total deposits                              14,598,788       282,144        3.88%      12,185,304       218,760       3.62%
                                                 -----------    ----------        ----      -----------      --------      -----
Borrowed funds:
  FHLB advances                                   10,108,733       297,880        5.83%       7,798,652       202,179       5.16%
  Repurchase agreements                              765,735        24,264        6.27%         839,647        22,549       5.42%
   Other borrowings                                1,628,090        79,120        9.88%         372,322        14,784       7.94%
                                                 -----------    ----------        ----      -----------      --------      -----
      Total borrowed funds                        12,502,558       401,264        6.38%       9,010,621       239,512       5.29%
                                                 -----------    ----------        ----      -----------      --------      -----
 Total interest bearing liabilities               27,101,346       683,408        5.04%      21,195,925       458,272       4.36%
  Non-interest bearing liabilities                   433,498             -           -          240,152             -          -
                                                 -----------    ----------        ----      -----------      --------      -----
      Total liabilities                           27,534,844       683,408        4.96%      21,436,077       458,272       4.28%

STOCKHOLDERS' EQUITY                               1,836,425             -           -       1,194,392              -          -
                                                 -----------    ----------        ----      -----------      --------      -----
      TOTAL LIABILITIES
       AND STOCKHOLDERS' EQUITY                  $29,371,269       683,408        4.65%     $22,630,469       458,272       4.05%
                                                 ===========    ----------        ----      ===========      --------      -----
NET INTEREST INCOME                                              $ 346,066                                   $287,200
                                                                ==========                                   ========

NET INTEREST SPREAD                                                               2.41%                                     2.60%
                                                                                  =====                                     =====
NET INTEREST MARGIN                                                               2.65%                                     2.86%
                                                                                  =====                                     =====

NET INTEREST MARGIN-OPERATING BASIS                                               2.88%                                     2.86%
                                                                                  =====                                     =====

----------------
(1) Tax-equivalent basis

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Net interest income for the three-month and six-month periods ended June 30, 2000 was $187 million and $346 million compared to $147 million and $287 million for the same periods in 1999. This increase was attributable to an increase in average balances resulting from internal growth and recent acquisitions. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds relating to the acquisition of Sovereign Bank New England, divided by average interest-earning assets - see Reconciliation of Net Income to Operating Earnings) was 2.97% and 2.88% for the three-month and six-month periods ended June 30, 2000 and compared to 2.92% and 2.86% for the same periods in 1999.

     Interest on investment securities available-for-sale was $136 million and $274 million for the three-month and six-month periods ended June 30, 2000 compared to $129 million and $251 million for the same periods in 1999. The average balance of investment securities available-for-sale was $7.8 billion with an average tax equivalent yield of 7.14% for the six-month period ended June 30, 2000 compared to an average balance of $7.6 billion with an average yield of 6.74% for the same period in 1999. Sovereign took steps at quarter end to repo-sition its balance sheet as a result of the SBNE acquisition. This involved the sale of approximately $1.0 billion of investment securities. Proceeds were used to reduce wholesale borrowings in early July when the trades settled. Sovereign recorded securities losses for the quarter of $38.5 million net of tax, which was reflected in stockholders' equity at the end of the first quarter of 2000 as accumulated other comprehensive (loss).

     Interest on investment securities held-to-maturity was $38.3 million and $75.5 million for the three-month and six-month periods ended June 30, 2000 compared to $24.2 million and $52.2 million for the same periods in 1999. The average balance of investment securities held-to-maturity was $2.3 billion with an average yield of 6.62% for the six-month period ended June 30, 2000 compared to an average balance of $1.5 billion with an average yield of 6.95% for the same period in 1999. Matured investment securities of $1.3 billion were used to reduce wholesale borrowings when the funds were released from escrow upon completion of the SBNE acquisition on July 21, 2000.

     Interest and fees on loans were $375 million and $670 million for the three-month and six-month periods ended June 30, 2000 compared to $222 million and $439 million for the same periods in 1999. The average balance of loans was $16.4 billion with an average yield of 8.2% for the six-month period ended June 30, 2000 compared to an average balance of $11.6 billion with an average yield of 7.63% for the same period in 1999.

     Interest on deposits was $164 million and $282 million for the three-month and six-month periods ended June 30, 2000 compared to $107 million and $219 million for the same periods in 1999. The average balance of deposits was $14.6 billion with an average cost of 3.88% for the six-month period ended June 30, 2000 compared to an average balance of $12.2 billion with an average cost of 3.62% for the same period in 1999.

     Interest on borrowings was $207 million and $401 million for the three-month and six-month periods ended June 30, 2000 compared to $123 million and $240 million for the same periods in 1999. The average balance of borrowings was

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$12.5 billion with an average cost of 6.38% for the six-month period ended June 30, 2000 compared to an average balance of $9.0 billion with an average cost of 5.29% for the same period in 1999. The increase in the average balance and average cost of borrowings was the result of balance sheet growth being funded by borrowings, and the additional $1.2 billion in borrowings raised to finance the Sovereign Bank New England transaction.

     Subsequent to June 30, 2000, Sovereign reduced short term borrowings by approximately $4 billion, retired $50 million of 6.75% Senior Notes due July 1, 2000 and reduced the Senior Secured Credit Facility due June 30, 2003 by $50 million on August 3, 2000. This was accomplished using funds generated from the $1.0 billion quarter end investment securities sold, $1.3 billion of investment securities released from escrow and $200 million deposit returned from FleetBoston upon completion of the SBNE acquisition on July 21, 2000, and with cash received in the final closing of the SBNE acquisition.

Provision for Possible Loan Losses

     The provision for loan loss expense is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2000 was $10 million and $18 million compared to $7.5 million and $15.0 million for the same periods in 1999. The increase over 1999 is primarily due to increased loan volumes resulting from internal loan growth and the SBNE acquisition.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future periods, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. The provision recorded in 2000 of $18 million is consistent with net charge-offs of $18.1 million. Charge-offs for 1999 included $4.3 million incurred as part of an accelerated disposition of non-performing residential loans. Excluding these charge-offs, 1999's charge-offs were consistent with provision levels. In Sovereign's experience, a strategy that involves the accelerated resolution of problem assets is more appropriate than a long-term workout approach. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio".

     Sovereign established initial allowances of $68 million for loans acquired in the March 24, 2000 and June 16, 2000 phases of the SBNE acquisition. These initial estimates were established by applying Sovereign's normal methodology to determine such allowances to the portfolios acquired. A more detailed and in depth review of the entire SBNE portfolio will be performed upon completion of the SBNE acquisition. This evaluation is expected to be completed by the fourth quarter.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign's net charge-offs for the six-month period ended June 30, 2000 were $18.1 million and consisted of charge-offs of $28.0 million and recoveries of $9.9 million. This compared to net charge-offs of $19.4 million consisting of charge-offs of $30.0 million and recoveries of $10.6 million for the six-month period ended June 30, 1999. Excluding the accelerated disposition mentioned above, Sovereign's net charge-offs for the six-month period ended June 30, 1999 were $15.1 million and consisted of charge-offs of $25.7 million and recoveries of $10.6 million. Sovereign's increased level of net charge-offs was primarily the result of increased commercial loan charge-offs, the majority of which are related to Sovereign's strategy to grow commercial portions of its business. Although net charge-offs are higher than the prior year, net charge-offs as a percentage of average loans outstanding declined to .23% from .26% (excluding $4.3 million accelerated disposition of non-performing residential loans in
1999).

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                             Six-month Period Ended June 30,
                                                2000                1999
                                             ---------           ---------

Allowance, beginning of period               $ 132,986           $ 133,802

Charge-offs:
  Residential(1)                                 2,539               8,793
  Commercial Real Estate                            76                 480
  Commercial                                     6,395               2,117
  Consumer                                      19,008              18,598
                                             ---------           ---------
      Total Charge-offs                         28,018              29,988
                                             ---------           ---------

Recoveries:
  Residential                                      974               1,030
  Commercial Real Estate                           107                 453
  Commercial                                     2,203                 420
  Consumer                                       6,601               8,667
                                             ---------           ---------
      Total Recoveries                           9,885              10,570
                                             ---------           ---------

Charge-offs, net of recoveries                  18,133              19,418
Provision for possible loan losses              18,000              15,000
Initial allowance related to
      acquisitions                              67,858               4,799
                                             ---------           ---------
Allowance, end of period                     $ 200,711           $ 134,183
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Other Income and Extraordinary Item

     Other income/(loss) was $(11.7) million and $9.5 million for the three-month and six-month periods ended June 30, 2000 compared to $33.3 million and $65.6 million for the same periods in 1999. Due to a favorable shift into core and corporate deposit products over the last year and the impact of the SBNE acquisition, retail banking fees grew to $17.9 million and $31.7 million for the quarter and six-month periods ended June 30, 2000 as compared to $10.8 million and $21.9 million for the same periods in 1999, representing increases of 66% and 45%, respectively.

     Gain/(loss) on loans and investment securities were $(58.2) million and $(81.1) million for the three-month and six-month periods ended June 30, 2000 compared to $3.4 million and $6.8 million for the same periods in 1999. Sovereign sold approximately $1.0 billion of available for sale securities at quarter end to reposition its balance sheet as a result of the SBNE acquisition. Proceeds were used to reduce wholesale borrowings in early July when the trades settled.

     Sovereign also sold certain investment securities and FHLB advances and paid-off certain short-term advances during the first quarter of 2000 as part of its balance sheet repositioning for SBNE. Upon repayment of the short-term advances, related swaps hedging these instruments were terminated. These transactions resulted in securities losses of $23 million included in gain(loss) on sale of loans and investments, $9.5 million of swap termination gains included as miscellaneous income, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

     Miscellaneous income was $16.4 million and $35.5 million for the three-month and six-month periods ended June 30, 2000 compared to $8.1 million and $14.7 million for the same periods in 1999. This increase was due to additional investment in bank-owned life insurance, the aforementioned swap termination gains and the addition of new lines of fee-based businesses over the past year.


General and Administrative Expenses

     General and administrative expenses for the three-month and six-month periods ended June 30, 2000 were $208 million and $322 million, compared to $86.2 million and $170 million for the same periods in 1999. Included in general and administrative expenses for the three-month and six-month periods ended June 30, 2000 were $90 million and $102 million of merger-related, integration and other charges related to all of Sovereign's recent acquisitions. These special charges related to the real estate transaction described within this 10-Q, costs that management considered redundant due to separating the closing into three closings, and other merger-related charges. Excluding these charges, general and administrative expenses were $118 million and $220 million for the three-month and six-month periods ended June 30, 2000. Sovereign's efficiency ratio measured on an operating basis (general and administrative expenses excluding merger-related and other integration charges from recent acquisitions as a percentage of net interest margin excluding the negative carry from escrowed financing proceeds) for the three-month and six-month periods ended June 30, 2000 was 49.05% and 49.74% compared to 47.70% and 48.08% for the same period in 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Other operating expenses were $29.7 million and $48.2 million for the three-month and six-month periods ended June 30, 2000 compared to $12.3 million and $24.2 million for the same periods in 1999. Results for the three-month and six-month periods ended June 30, 2000 included amortization of goodwill of $20.5 million and $30.1 million compared to $9.0 million and $18.1 million for the same periods in 1999. The increase in goodwill amortization is a result of the additional intangibles recorded for the first two phases of the SBNE acquisition.

Income Tax Provision

     The income tax provision/(benefit) was $(24.0) million and $(10.8) million for the three-month and six-month periods ended June 30, 2000 compared to $26.0 million and $49.9 million for the same periods in 1999. The effective tax rate for the three-month and six-month periods ended June 30, 2000 was 33.0% and 33.1%, respectively, compared to 34.7% and 34.6% for the same periods in 1999. The effective tax rate for 2000 is comparable to 33.3% for the full year-ended December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Loan Portfolio

     Commercial originations generated for the first six-months of 2000 were $928 million. At June 30, 2000, commercial loans totaled $6.8 billion representing 31.9% of Sovereign's loan portfolio, compared to $4.1 billion and 28.7% of the loan portfolio at December 31, 1999 and $3.2 billion and 26.0% of the loan portfolio at June 30, 1999. Strong business loan demand in Sovereign's market area resulting from a strong regional economy, recent bank mergers affecting the region, and significant staffing increases in Sovereign's commercial banking unit continue to drive performance in this area. The first two phases of the SBNE acquisition increased commercial loans by $2.1 billion.

     Consumer loans originated during the first six-months of 2000 totaled $1.3 billion. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $6.2 billion at June 30, 2000, representing 28.8% of Sovereign's loan portfolio, compared to $4.5 billion and 31.4% of the loan portfolio at December 31, 1999 and $4.2 billion and 33.6% of the loan portfolio at June 30, 1999. This increase was primarily the result of strong home equity and auto loan originations during the six-month period ended June 30, 2000. The first two phases of the SBNE acquisition increased the consumer loan portfolio by $1.5 billion.

     Residential mortgage loans increased $2.7 billion during the quarter to $8.4 billion and now represent 39.3% of Sovereign's loan portfolio as compared to 39.9% at December 31, 1999. The first two phases of the SBNE acquisition increased residential mortgages by $2.4 billion exclusive of $1.1 billion of loans that were not relationship assets were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest rate risk in the first quarter 2000.

     During the six-month period ended June 30, 2000, Sovereign closed $1.3 billion of first mortgage loans of which approximately 23% were fixed rate and sold in the secondary market. This compares to first mortgage loan closings of $969 million of which approximately 95% were fixed rate loans and sold during the same period in 1999.

Non-Performing Assets

     At June 30, 2000 Sovereign's non-performing assets were $113.7 million compared to $84 million at December 31, 1999. This increase was due to delinquencies in a purchased home equity portfolio and increases in the residential, commercial, and commercial real estate portfolios. Non-performing assets as a percentage of total assets was .32% at June 30, 2000 and at December 31, 1999. At June 30, 2000 75% of non-performing assets consisted of loans related to real estate, consumer loans or OREO which are secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% allowance allocation is assigned.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)


                                               June 30,       December 31,
                                                 2000             1999
                                               --------        -----------
Non-Accrual Loans:
   Past due 90 days or more
   as to interest or principal:
      Real estate related                      $ 41,917            $36,510
      Other                                      61,293             36,923
                                               --------            -------
Total Non-Accrual Loans                         103,210             73,433
Other                                              -                 1,978
Restructured Loans                                3,755              3,755
                                               --------            -------
Total Non-Performing Loans (1)                  106,965             79,166
                                               --------            -------
Other Real Estate Owned and Other
    Repossessed Assets:
      Other real estate owned                     5,476              3,567
      Other repossessed assets                    1,261              1,762
                                               --------            -------
Total Other Real Estate Owned and
    Other Repossessed Assets                      6,737              5,329
                                               --------            -------
TOTAL NON-PERFORMING ASSETS                    $113,702            $84,495
                                               ========            =======

Past due 90 days or more as to
interest or principal and
accruing interest (2)                          $ 12,215            $10,238

Non-Performing Assets as a
percentage of Total Assets                          .32%               .32%

Non-Performing Loans as a
percentage of Total Loans                           .50%               .56%

Non-Performing Assets as a
percentage of Total Loans
and Real Estate Owned                               .53%               .59%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Assets                       176.5%             157.4%

Allowance for Loan Losses
as a percentage of
Total Non-Performing Loans                        187.6%             168.0%

-------------------
(1) Includes impaired loans of $35 million and $12 million at June 30, 2000 and December 31, 1999, respectively. See following discussion of impaired loans for more information.

(2) Includes student loans which are government-guaranteed and auto loans past due between 90 and 120 days.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impaired Loans

     Impaired loans, as defined by SFAS 114 "Accounting for Creditors for Impairment of a Loan", totaled $172 million (including $35 million of non performing and $137 million of non homogeneous potential problem loans) at June 30, 2000, and $108 million (including $12 million of non performing loans and $96 million of potential problem loans) at December 31, 1999. This increase was primarily due to seasoning in the existing portfolio and growth in the commercial loan portfolio. The portion of Sovereign's loan loss allowance attributable to the impaired loans was $44.8 million and $24.6 million, at June 30, 2000 and December 31, 1999, respectively. Sovereign's impaired loans do not include large pools of homogeneous loans, such as residential mortgages and consumer loans, in accordance with SFAS 114.

     Potential problem loans amounted to $148 million (including $137 million of impaired loans and $11 million of residential and consumer loans ) at June 30, 2000 and $96 million all of which were impaired loans at December 31, 1999.

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of such allocation to each loan type at the dates indicated:

                                                       (dollars in thousands)
                                              June 30, 2000                 December 31, 1999
                                       --------------------------     ---------------------------
                                                     % of Loans                        % of Loans
                                                          to                               to
                                        Amount       Total Loans        Amount         Total Loans
                                       --------      -----------       --------        -----------
Allocated allowances:
Commercial loans                       $103,434           32%          $ 58,784             29%
Residential real estate
  mortgage loans                         26,918           39             19,535             40
Consumer loans                           59,773           29             43,455             31
                                                                                             -
Unallocated allowances                   10,586          n/a             11,212             n/a
                                       --------        -----           --------           -----
Total allowance for loan losses        $200,711          100%          $132,986             100%
                                       ========        =====           ========           =====

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     At June 30, 2000, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 2.30% compared to 1.79% at December 31, 1999. The increase is principally attributable to the loans acquired in the SBNE acquisition of a purchased home equity portfolio. We believe that this temporary increase in delinquencies will be mitigated as the SBNE loan portfolios are subjected to Sovereign's collection methodology.

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

     Acquired Portfolio. The Company established an initial allowance for loan losses of $68 million upon acquisition of the SBNE loan portfolio, that in Management's judgment, were inherent in the loan portfolio as of the acquisition date. The $68 million is comprised of $30 million for commercial loans, $24 million for consumer loans, and $8 million for residential mortgages. The Company utilized its existing allowance for loan loss methodology on the acquired SBNE loan portfolio, including performing credit reviews on each significant loan or a sample of credit reviews on pool of homogeneous loans, and assigning initial risk ratings to such loans or pools of loans. Sovereign also established an additional $5 million unallocated allowance related to the loans acquired due to the unfamiliarity of the portfolio acquired, and to account for a level of imprecision in its original estimate. These initial allowances adjustments are based upon preliminary information and are subject to further revision as more detailed information of the loan portfolio becomes known.

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $19.5 million at December 31, 1999 to $26.9 million at June 30, 2000. The change was due primarily to the acquired SBNE residential portfolio.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $43.5 million at December 31, 1999, to $59.8 million at June 30, 2000. This increase is primarily attributable to the acquired SBNE consumer portfolio.

     Commercial Portfolio. The portion of the allowance for loan losses related to the Commercial portfolio has increased from $58.8 million at December 31, 1999 to $103.4 million at June 30, 2000. This increase is primarily attributable to the acquired SBNE commercial portfolio.

     Unallocated Allowance. The unallocated allowance for loan losses decreased to $10.6 million at June 30, 2000 from $11.2 million at December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment Securities

     Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of four years or less. The effective duration of the total investment portfolio at June 30, 2000 was 3.7 years.

     At June 30, 2000, total investment securities available-for-sale were $6.7 billion compared to $8.0 billion at December 31, 1999 and investment securities held-to-maturity were $2.2 billion compared to $2.4 billion at December 31, 1999. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements. The decrease in investment securities available-for-sale is due principally to balance sheet repositioning due to the SBNE acquisition. Additionally, $1.3 billion of maturing investment securities held-to-maturity were used to reduce wholesale borrowings when they were released from escrow upon completion of the SBNE acquisition on July 21, 2000.


Goodwill and Other Intangible Assets

     Total goodwill and other intangible assets at June 30, 2000 were $1.0 billion compared to $434 million at December 31, 1999. This increase is primarily attributable to Sovereign's completed SBNE branch acquisition, partially off-set by normal year-to-date amortization.


Other Assets

     Other assets increased by $2 billion from December 31, 1999. This is primarily attributable to $1 billion of receivables from securities brokers for investment securities trades executed on June 30, 2000 that settled in July, $200 million of additional bank owned life insurance, $205 million of precious metals assets, $480 million of advances due from FleetBoston upon final settlement.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Total deposits at June 30, 2000 were $20.0 billion compared to $12.0 billion at December 31, 1999. The increase in deposits of $8.0 billion is attributable to the SBNE acquisition. Through the use of interest rate swaps, $515 million of brokered deposits have been effectively converted from fixed rate to floating rate obligations. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.

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

     Total borrowings at June 30, 2000 were $13.4 billion of which $9.7 billion were short-term compared to $12.4 billion of which $6.6 billion were short-term at December 31, 1999. This increase in borrowings is the result of balance sheet growth being partially funded by borrowings. During the six-month period ended June 30, 2000, Sovereign funded its balance sheet growth through borrowings as the cost of certain borrowings was lower than the cost of retail certificates of deposit. For additional information with respect to Sovereign's borrowings, see
Note 7 in the Notes to Consolidated Financial Statements.

     Through the use of interest rate swaps, $400 million of FHLB advances at June 30, 2000 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at June 30, 2000, $700 million of borrowings have been protected from upward repricing through the use of interest rate caps, floors and corridors.

     Subsequent to June 30, 2000, Sovereign reduced short term borrowings by approximately $4 billion, retired $50 million of 6.75% Senior Notes due July 1, 2000 and reduced the Senior Secured Credit Facility due June 30, 2003 by $50 million on August 3, 2000. This was accomplished using funds generated from the $1.0 billion quarter end investment securities sold, $1.3 billion of investment securities released from escrow and $200 million deposit returned from FleetBoston upon completion of the SBNE acquisition on July 21, 2000, and with cash received in the final closing of the SBNE acquisition.

Liquidity and Capital Resources

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for June 30, 2000 was 38.8%.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $95 million per month. Sovereign Bank can also borrow from the FHLB, subject to required collateralization. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

     For the six-month period ended June 30, 2000, cash and cash equivalents increased $765 million. Net cash used for operating activities for the six-month period ended June 30, 2000 was $1.1 billion. Net cash provided by investing activities for the six-month period ended June 30, 2000 was $790 million and consisted primarily of proceeds from the sale of investment securities available-for-sale offset by the purchase of investment securities available-for-sale. Net cash provided by financing activities for the six-month period ended June 30, 2000 was $1.1 billion and consisted mainly of an increase of short-term borrowings offset by the extraordinary sale of FHLB advances in the first quarter and the repayment of long-term borrowings.

Real Estate Leases

     On June 30, 2000, Sovereign executed a sale/leaseback transaction involving a portion of its owned real estate and a long-term lease arrangement for certain real estate to be used by SBNE. The total transaction was valued at $308 million and included the sale and leasing of 127 of its and former Fleet community banking offices and other facilities.

     The transaction is expected to be neutral to Sovereign's future earnings. Total expenses related to the transaction were approximately $17 million pre-tax and were principally recorded as merger-related charges during the second quarter, as discussed above.

Capital

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

     At June 30, 2000, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order approving Sovereign Bank's acquisition and assumption of assets and deposits in New England from FleetBoston requires Sovereign Bancorp to maintain a certain level of capital. At June 30, 2000, Sovereign Bancorp met or exceeded this capital requirement. Capital ratios presented below for Sovereign Bancorp are computed using average quarterly tangible assets which is consistent with the method used by bank holding companies.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five (5) capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk- based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. Although Sovereign Bancorp is not subject to OTS capital requirements, depending upon the specific facts regarding a proposed acquisition, the OTS could determine that the pro forma financial condition of a savings and loan holding company may be inadequate and therefore condition approval on making proscribed capital levels.

     The following table sets forth the capital ratios of Sovereign Bancorp and Sovereign Bank and the current regulatory requirements at June 30, 2000:


                                                                                         Sovereign
                                                       Sovereign Bank                     Bancorp
                                        -------------------------------------------      ---------
                                                                           Well
                                        June 30,         Minimum        Capitalized       June 30,
                                          2000         Requirement      Requirement         2000
                                        --------       -----------      -----------       --------
  Stockholders' equity to
    total assets                          9.24%            None            None             5.16%
  Tangible capital to tangible
    assets                                6.96             2.00%           None             2.67
  Leverage (core) capital to
    tangible assets                       6.96             3.00            5.00             4.23
  Leverage (core) capital to
    risk adjusted assets                 10.67             4.00            6.00             5.68
  Risk-based capital to risk
    adjusted assets                      11.55             8.00           10.00             6.98


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

     Sovereign manages the impact to net interest income in a +/- 200 basis point instantaneous parallel rate shock environment to be generally within a 10% variance. At June 30, 2000, Sovereign estimates that if interest rates decline by 200 basis points, net interest income would decrease by $65.5 million or 5.8%; conversely, if interest rates increase by 200 basis points, net interest income would decrease by $5.2 million for the six-month period ended June 30, 2000, or 0.5%. At December 31, 1999, if interest rates increased by 200 basis points, net interest income would have decreased by $76 million or 7.6%. This change in sensitivity was primarily related to a decrease in short-term, variable rate borrowings.

     On a pro forma basis after the closing on the acquisition of assets and liabilities from Fleet BankBoston, Sovereign's interest rate risk position is expected to be approximately neutral. The addition of core deposits and variable rate loans from the acquisition is expected to offset liability sensitivity that is evident in the June 30, 2000 analysis. The reduction in wholesale funding of over $4 billion is expected to also improve the liability sensitivity. Pro forma, net interest income will fall .53% in an instantaneous upward shock of 200 basis points and is expected to fall 6.25% in an instantaneous downward shock of 200 basis points.

     Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a negative 15.1% at June 30, 2000, resulting from positioning for the July 21, 2000 addition of $4.1 billion of deposits from the third phase of the SBNE acquisition. On a pro forma basis, the one year gap is projected to be a negative 6.8% at September 30, 2000.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At June 30, 2000 Sovereign's principal off-balance sheet transactions were to convert liabilities from fixed rate to floating rate to reduce the cost of funds.

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

     Sovereign's primary funding source is deposits obtained in its own marketplace. Deposits were significantly increased with the first two phases of Sovereign Bank New England. The first two phases of the transaction added approximately $8.0 billion to deposits at June 30, 2000. The remaining phase of the transaction closed on July 21, 2000 and added an additional $4.1 billion in deposits. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on investment opportunities and also considering the cost of alternative funding sources. Borrowings are also a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Items 1 through 3 not applicable or the responses are negative.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The 2000 annual meeting of the shareholders of Sovereign Bancorp was held April 27, 2000. The following is a brief description of each matter voted on at the meeting.

        PROPOSAL 1 - ELECTION OF DIRECTORS

        The following directors were nominated for election to the Board of Directors as Class I Directors for a term of three (3) years:
        Brian Hard and Cameron C. Troilo, Sr.

        PROPOSAL 2 - INDEPENDENT AUDITORS

        Shareholders were presented with a proposal to ratify the appointment of Ernst & Young LLP, independent certified public accountants, to audit the consolidated financial statements of Sovereign Bancorp and its subsidiaries for the year ending December 31, 2000.

        PROPOSAL 3 - SHAREHOLDER PROPOSAL

        Shareholders were presented with a proposal from a shareholder recommending that the Board of Directors of Sovereign Bancorp take necessary steps to achieve a sale or merger of the Company on terms which will maximize shareholder value.

                                                                       SHARES
                                                                                                 BROKER
        PROPOSAL                       FOR         AGAINST       WITHHELD     ABSTENTIONS       NON-VOTES
        --------                  -----------     ---------      --------     -----------       ---------
  1.    Election of Directors
        Brian Hard                198,018,103            N/A    7,445,844             N/A            -0-
        Cameron C. Troilo, Sr.    197,468,785            N/A    7,995,162             N/A            -0-

  2.    Independent Auditors      201,833,899      2,822,480          N/A         807,568            -0-

  3.    Shareholder proposal       25,512,393    108,995,131          N/A       3,621,889     67,334,534

Item 5 - Not applicable

Item 6 - Exhibits Reports on Form 8-K.

       (a) Exhibits

           (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to
                 Exhibit 3.2 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

           (3.2) By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign's Annual Report on Form 10-K for year ended December 31, 1998.)

           (27) Financial Data Schedule

(b)  Reports on Form 8-K
           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SOVEREIGN BANCORP, INC.
                                        ----------------------------------------
                                        (Registrant)



Date   August 14, 2000                  /s/ Dennis S. Marlo
    -------------------                 ----------------------------------------
                                            Dennis S. Marlo
                                            Chief Financial Officer
                                            (Authorized Officer & Principal
                                            Financial Officer)



Date   August 14, 2000                  /s/ Mark R. McCollom
    -------------------                 ----------------------------------------
                                            Mark R. McCollom
                                            Chief Accounting Officer