Form 10-Q
period 2000-09-30
SOVEREIGN BANCORP INC
filed 2000-11-14
CIK 811830

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------   ----------------------

Commission File Number: 34-16533


                             SOVEREIGN BANCORP, INC.
                            ------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ . No__ .

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at November 13, 2000
-------------------------------             ---------------------------------
Common Stock (no par value)                               226,095,649 shares

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

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in earnings per share; (b) return on equity; (c) return on assets; (d) efficiency ratio; (e) tier 1 leverage ratio; (f) annualized net charge-offs and other asset quality measures; (g) fee income as a percentage of total revenue;
(h) tangible equity to assets; (i) book value and tangible book value per share;
(j) loan and deposit portfolio compositions, (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," or similar expression. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (5) the willingness of customers to substitute competitors' products and services and vice versa; (6) the success of Sovereign and Sovereign Bank in meeting the post-closing regulatory requirements with respect to the FleetBoston acquisition and the ability to timely pay installments related to non-solicitations agreement in connection with the acquisition; (7) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance) and the impact of changes in generally accepted accounting principles; (8) technological changes; (9) changes in consumer spending and savings habits; (10) unanticipated regulatory or judicial proceedings; (11) changes in asset quality; and (12) the success of Sovereign at managing the risks involved in the foregoing.

      Operating earnings and cash earnings, as defined, are not a substitute for other financial measures determined in accordance with generally accepted accounting principles. Because all companies do not calculate operating

                           FORWARD LOOKING STATEMENTS
                                   (continued)


earnings and cash earnings in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

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

                                      INDEX

                                                                              Page

PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

             Consolidated Balance Sheets at September 30, 2000
             and December 31, 1999                                               5


             Consolidated Statements of Operations for the three-month
             and nine-month periods ended September 30, 2000 and 1999          6 - 7


             Consolidated Statement of Stockholders' Equity for
             the nine-month period ended September 30, 2000                      8


             Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 2000 and 1999                           9


             Notes to Consolidated Financial Statements                       10 - 20


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                  21 - 38


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                              39


PART III.  FINANCIAL DATA SCHEDULE                                              40


SIGNATURES                                                                      41

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,              December 31,
                                                                        2000                       1999
                                                                    ------------              ------------
                                                                                  (Unaudited)
                                                                             (in thousands, except
                                                                                 per share data)

ASSETS
  Cash and amounts due from
    depository institutions                                         $    898,780              $    373,996
  Interest-earning deposits                                               63,968                    19,238

  Investment securities available-for-sale                             5,447,636                 8,030,212
  Investment securities held-to-maturity
    (approximate fair value of $1,504,850_
    and $2,367,025 at September 30, 2000
    and December 31, 1999, respectively)                               1,541,095                 2,362,051
  Loans (including loans held for sale
    at approximate fair value of $54,320_
    and $62,439 at September 30, 2000 and
    December 31, 1999, respectively)                                  23,046,643                14,288,465
  Allowance for loan losses                                             (242,442)                 (132,986)
  Premises and equipment                                                 286,593                   119,201
  Other real estate owned
    and other repossessed assets                                           5,697                     5,329
  Accrued interest receivable                                            236,793                   164,720
  Goodwill and other intangible assets ($968,817 and
    $309,843 net of tax, respectively)                                 1,449,580                   434,078
  Other assets                                                         1,913,161                   942,808
                                                                    ------------              ------------

      TOTAL ASSETS                                                  $ 34,647,504              $ 26,607,112
                                                                    ============              ============

LIABILITIES
  Deposits and other customer accounts                              $ 24,470,306              $ 12,012,675
  Borrowings:
    Short-term                                                         2,912,145                 6,609,385
    Long-term                                                          4,661,946                 5,760,724
  Advance payments by borrowers
    for taxes and insurance                                               22,535                    28,222
  Other liabilities                                                      222,911                    58,265
                                                                    ------------              ------------

      TOTAL LIABILITIES                                               32,289,843                24,469,271
                                                                    ------------              ------------

Mandatorily redeemable capital securities
    ("Trust Preferred Securities") and other
    minority interest of subsidiaries                                    455,491                   316,346
                                                                    ------------              ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 231,318,004 shares
    issued at September 30, 2000 and 230,647,896 shares
    issued at December 31, 1999                                        1,258,137                 1,254,037
  Warrants                                                                91,500                    91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,856,254 shares at September 30, 2000
    and December 31, 1999                                                (36,295)                  (36,295)
  Treasury stock at cost; 406,606 shares at
    September 30, 2000 and 383,875 shares at
    December 31, 1999                                                     (3,695)                   (3,595)
  Accumulated other comprehensive loss                                   (90,700)                 (210,932)
  Retained earnings                                                      683,223                   726,780
                                                                    ------------              ------------

 TOTAL STOCKHOLDERS' EQUITY                                            1,902,170                 1,821,495
                                                                    ------------              ------------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                    $ 34,647,504              $ 26,607,112
                                                                    ============              ============


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three-Month Period                  Nine-Month Period
                                                           Ended September 30,                 Ended September 30,
                                                     -----------------------------       -----------------------------
                                                         2000             1999              2000              1999
                                                     -----------       -----------       -----------       -----------
                                                                             (in thousands, except
                                                                                per share data)

Interest income:
  Interest on interest-earning deposits              $     8,478       $       972       $    18,676       $     3,851
  Interest and dividends on investment
    securities available-for-sale                        117,989           144,268           391,596           395,570
  Interest and dividends on investment
    securities held-to-maturity                           24,235            20,759            99,761            72,916
  Interest and fees on loans                             484,052           249,955         1,154,195           689,089
                                                     -----------       -----------       -----------       -----------

      Total interest income                              634,754           415,954         1,664,228         1,161,426
                                                     -----------       -----------       -----------       -----------

Interest expense:
  Interest on deposits
      and other customer accounts                        217,831           110,516           499,975           329,276
  Interest on borrowings                                 162,514           143,570           563,778           383,082
                                                     -----------       -----------       -----------       -----------

      Total interest expense                             380,345           254,086         1,063,753           712,358
                                                     -----------       -----------       -----------       -----------

Net interest income                                      254,409           161,868           600,475           449,068
Provision for loan losses                                 10,000             7,500            28,000            22,500
                                                     -----------       -----------       -----------       -----------

Net interest income after provision for
  loan losses                                            244,409           154,368           572,475           426,568
                                                     -----------       -----------       -----------       -----------

Other income:
  Retail banking fees                                     28,083            13,779            59,756            35,649
  Mortgage banking revenues                                4,362             7,374            17,031            26,325
  Loan fees and service charges                            4,641             2,667            11,321             6,014
  Capital markets revenue                                  1,377                --             5,522                --
  Gain/(loss) on loans and investment
    securities transactions                              (45,052)             (299)         (126,140)            6,471
  Miscellaneous income                                    21,151            11,430            56,608            26,086
                                                     -----------       -----------       -----------       -----------
      Total other income                                  14,562            34,951            24,098           100,545
                                                     -----------       -----------       -----------       -----------
General and administrative expenses:
  Compensation and benefits                               81,711            38,955           196,935           113,696
  Occupancy and equipment expenses                        49,785            15,958           101,601            49,758
  Outside services                                        54,320            14,717           131,522            47,872
  Other administrative expenses                           37,893            21,173           115,624            49,118
                                                     -----------       -----------       -----------       -----------

      Total general and administrative expenses          223,709            90,803           545,682           260,444
                                                     -----------       -----------       -----------       -----------


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                          Three-Month Period             Nine-Month Period
                                                          Ended September 30,            Ended September 30,
                                                      -------------------------      -------------------------

                                                         2000           1999            2000           1999
                                                      ---------       ---------      ---------       ---------
                                                                          (in thousands, except
                                                                              per share data)
Other operating expenses:
  Amortization of goodwill and other intangibles      $  32,630       $   9,953      $  62,775       $  28,008
  Non-solicitation expense                               47,854              --         47,854              --
  Trust Preferred Securities and
     other minority interest expense                     11,458           3,049         29,706           9,147
  Real estate owned loss/(gain), net                         94              38           (127)             60
                                                      ---------       ---------      ---------       ---------

      Total other operating expenses                     92,036          13,040        140,208          37,215
                                                      ---------       ---------      ---------       ---------

Income/(loss) before income taxes
  and extraordinary item                                (56,774)         85,476        (89,317)        229,454
Income tax provision/(benefit)                          (40,859)         29,488        (51,625)         79,376
                                                      ---------       ---------      ---------       ---------
Income/(loss) before extraordinary item                 (15,915)         55,988        (37,692)        150,078
Gain on sale of FHLB advances
   (net of tax of $5,225)                                    --              --         10,775              --
                                                      ---------       ---------      ---------       ---------

Net Income/(loss)                                     $ (15,915)      $  55,988      $ (26,917)      $ 150,078
                                                      =========       =========      =========       =========

Earnings/(loss) per share
Basic
    Income/(loss) before
       extraordinary item                             $    (.07)      $     .31      $    (.17)      $     .90
    Extraordinary item resulting from
            gain on sale of FHLB advances                    --              --            .05              --
                                                      ---------       ---------      ---------       ---------

    Net income/(loss)                                 $    (.07)      $     .31      $    (.12)      $     .90
                                                      =========       =========      =========       =========

Diluted
    Income/(loss)before
       extraordinary item                             $    (.07)      $     .31      $    (.17)      $     .89
    Extraordinary item resulting from
       gain on sale of FHLB advances                         --              --            .05              --
                                                      ---------       ---------      ---------       ---------

    Net income/(loss)                                 $    (.07)      $     .31      $    (.12)            .89
                                                      =========       =========      =========       =========

Dividends declared per common share                   $    .025       $    .025      $    .075            .075
                                                      =========       =========      =========       =========






See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                            Accumulated     Total
                                      Common                                                  Unallocated      Other        Stock-
                                      Shares       Common               Retained   Treasury  Common Stock  Comprehensive    Holders'
                                    Outstanding    Stock     Warrants   Earnings     Stock    Held by ESOP  Income/(Loss)   Equity
                                    -----------    -----     --------   --------     -----    ------------  -------------   ------
Balance, December 31, 1999            225,408   $1,254,037  $  91,500  $ 726,780  $  (3,595) $   (36,295)  $  (210,932)  $1,821,495
Comprehensive income:
Net income/(loss)                          --           --         --    (26,917)        --           --            --      (26,917)
Change in unrecognized loss on
    investment securities available-
    for-sale, net of tax                   --           --         --         --         --           --       120,232      120,232
                                                                                                                         ----------
Total comprehensive income                                                                                                   93,315
Exercise of stock options                 196          678         --         --         --           --            --          678
Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                   473        3,422         --         --         --           --            --        3,422
Dividends paid on common stock             --           --         --    (16,640)        --           --            --      (16,640)
Treasury stock repurchase                 (56)          --         --         --       (379)          --            --         (379)
Treasury stock sold                        34           --         --         --        279           --            --          279
                                    ---------   ----------  ---------  ---------  ---------  -----------   -----------   ----------

  Balance, September 30, 2000         226,055   $1,258,137  $  91,500  $ 683,223  $  (3,695) $   (36,295)  $   (90,700)  $1,902,170
                                    =========   ==========  =========  =========  =========  ===========   ===========   ==========



See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine-Month Period
                                                                                   Ended September 30,
                                                                            --------------------------------
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                     (in thousands)
Cash Flows from Operating Activities:
  Net income/(loss)                                                         $   (26,917)         $   150,078
  Adjustments to reconcile net income/(loss) to
      net cash provided by operating activities:
    Provision for loan losses                                                    28,000               22,500
    Deferred taxes                                                               12,084               (1,547)
    Depreciation and amortization                                                79,578               43,931
    Net Amortization/(accretion) of investment
      securities and loan discounts                                             (37,245)              27,158
    (Gain)/loss on sale of loans, investment
      securities and real estate owned                                          125,957               (6,531)
    (Gain)/loss on sale of fixed assets                                             (55)                (112)
    (Gain) on sale of FHLB advances                                             (16,000)                  --
    Net change in:
      Loans held for sale                                                         3,108              246,604
      Accrued interest receivable                                               (18,108)              (6,344)
      Prepaid expenses and other assets                                        (847,827)            (279,188)
      Other liabilities                                                         128,808             (281,882)
                                                                            -----------          -----------
Net cash provided(used) by operating activities                             $  (568,617)         $   (85,333)
                                                                            -----------          -----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities
      Available-for-sale                                                      7,115,299            3,727,661
      Held-to-maturity                                                               --               13,647
  Proceeds from repayments and maturities of investment securities:
      Available-for-sale                                                        680,516            1,361,003
      Held-to-maturity                                                        4,145,542              721,882
  Purchases of investment securities:
      Available-for-sale                                                     (5,092,830)          (6,541,381)
      Held-to-maturity                                                       (2,702,207)             (25,685)
  Proceeds from sales of loans                                                  442,479            1,053,573
  Purchase of loans                                                          (1,216,376)          (1,457,291)
  Net change in loans other than purchases and sales                            444,275           (1,171,502)
  Proceeds from sales of premises and equipment                                  47,919                1,721
  Purchases of premises and equipment                                          (163,859)             (25,234)
  Proceeds from sale of real estate owned                                         2,906               13,327
  Net cash (paid)received due to acquisitions net
      of cash acquired                                                        1,916,345              112,998
                                                                            -----------          -----------
Net cash provided(used) by investing activities                               5,620,009           (2,215,281)
                                                                            -----------          -----------
Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits
      and other customer accounts                                               181,939             (954,393)
  Net increase/(decrease) in short-term borrowings                           (4,315,211)           1,464,031
  Proceeds from long-term borrowings                                          1,013,068            1,819,994
  Repayments of long-term borrowings                                           (569,982)            (149,302)
  Sale of FHLB advances                                                        (911,037)                  --
  Net increase in advance payments by
    borrowers for taxes and insurance                                            (5,687)              (5,816)
  Proceeds from the issuance of preferred
    stock by subsidiary                                                         137,672                 --
  Cash dividends paid to stockholders                                           (16,640)             (12,301)
  Proceeds from issuance of common stock                                          4,100                7,456
  Advance to the Employee Stock Ownership Plan                                       --                 (437)
  (Purchase)/issuance of treasury stock                                            (100)             (46,656)
                                                                            -----------          -----------
Net cash provided(used) by financing activities                              (4,481,878)           2,122,576
                                                                            -----------          -----------

Net change in cash and cash equivalents                                         569,514             (178,038)
Cash and cash equivalents at beginning of period                                393,234              553,724
                                                                            -----------          -----------
Cash and cash equivalents at end of period                                  $   962,748          $   375,686
                                                                            ===========          ===========

Supplemental Disclosures:
Income tax payments totaled $6.1 million for the nine-month period ended September 30, 2000 and $83.5 million for the same period in 1999. Interest payments totaled $1.1 billion for the nine-month period ended September 30, 2000 and $687 million for the same period in 1999. Noncash activity consisted of acquisitions which included $9.1 billion of loans and assumption of $12.3 billion of deposits for the nine-month period ended September 30, 2000 and $551 million of loans and assumptions of $515 million of deposits for the same period in 1999; FHLMC securitization of mortgage loans of $623 million for the nine month period ended September 30, 2000; and reclassification of long-term borrowings to short-term borrowings of $615 million for the nine-month period ended September 30, 2000 and $397 million for the same period in 1999.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

         The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Delaware Escrow Corporation (dissolved July 21, 2000), Sovereign Capital Trust I, Sovereign Capital Trust II and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

         The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1999.

         Included in goodwill and other intangibles on the consolidated balance sheet are amounts which are deductible for federal and state income tax purposes. The parenthetical amounts presented on the face of the statement reflect the amounts of goodwill and other intangibles, after reducing such amounts for the future tax benefits to be received as these amounts are amortized against future earnings.

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

         The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                                 Three-Month Period                  Nine-Month Period
                                                 Ended September 30,                 Ended September 30,
                                            ----------------------------         ---------------------------
                                               2000               1999             2000               1999
                                               ----               ----             ----               ----
Basic Earnings Per Share:
Income/(loss) before
  extraordinary item                        $ (15,915)         $  55,988         $ (37,692)         $ 150,078
                                            ---------          ---------         ---------          ---------

Average basic shares                          225,987            180,902           225,795            166,548
                                            =========          =========         =========          =========

Basic earnings/(loss) per share
  before extraordinary item                 $    (.07)         $     .31         $    (.17)         $     .90
                                            =========          =========         =========          =========

Diluted Earnings Per Share:
Income/(loss) before
  extraordinary item                        $ (15,915)         $  55,988         $ (37,692)         $ 150,078
                                            ---------          ---------         ---------          ---------

Average diluted shares                        225,987            180,902           225,795            166,549
Dilutive effect of average stock
  options, net of shares assumed to
  be repurchased under the treasury
  stock method                                     --              1,876                --              2,134
                                            ---------          ---------         ---------          ---------
Total average diluted shares                  225,987            182,778           225,795            168,683
                                            =========          =========         =========          =========
Diluted earnings/(loss) per share
  before extraordinary item                 $    (.07)         $     .31         $    (.17)         $     .89
                                            =========          =========         =========          =========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Continued)

(3)      INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)


                                                               September 30, 2000
                                    --------------------------------------------------------------------
                                      Amortized          Unrealized          Unrealized           Fair
                                        Cost            Appreciation        Depreciation         Value
                                    ----------         -------------        ------------      ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities               $   52,085         $        7         $      751         $   51,341
  Corporate securities/
        trust preferred                300,213              9,689              6,626            303,276
  Asset backed securities              562,695                 --             18,315            544,380
  Equities                              23,196                 27              5,408             17,815
  FHLB stock                           298,397                 --                 --            298,397
  Agency preferred stock               425,888                192              3,575            422,505
  Municipal securities                  37,678              1,936                789             38,825

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agency             637,174              1,657             14,870            623,961
    Non-agency                       2,468,338                 --             95,402          2,372,936
  Collateralized mortgage
      obligations                      781,445              1,333              8,578            774,200
                                    ----------         ----------         ----------         ----------
Total investment securities
  available-for-sale                $5,587,109         $   14,841         $  154,314         $5,447,636
                                    ==========         ==========         ==========         ==========


                                                              December 31, 1999
                                    -------------------------------------------------------------------
                                      Amortized          Unrealized        Unrealized            Fair
                                        Cost            Appreciation      Depreciation           Value
                                    ----------         -------------      ------------        ----------
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   77,229         $        2         $    1,210         $   76,021
 Corporate securities/
        trust preferred                243,915                650             14,231            230,334
  Asset backed securities              685,274                 --             21,149            664,125
  Equities                              32,142                 31             11,420             20,753
  FHLB stock                           524,397                 --                 --            524,397
  Agency preferred stock               425,888              4,135                395            429,628
  Municipal securities                  32,813                745              1,379             32,179

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agency             478,462                909             21,004            458,367
    Non-agency                       2,688,315                 --            132,333          2,555,982
  Collateralized mortgage
      obligations                    3,166,472              2,564            130,610          3,038,426
                                    ----------         ----------         ----------         ----------
Total investment securities
  available-for-sale                $8,354,907         $    9,036         $  333,731         $8,030,212
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


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(4)      INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                              September 30, 2000
                                   ---------------------------------------------------------------------
                                      Amortized        Unrealized          Unrealized            Fair
                                        Cost          Appreciation        Depreciation           Value
                                        ----          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $   47,217         $        1         $      959         $   46,259
  Corporate securities/
        trust preferred                 37,501              2,284                  6             39,779
  Municipal securities                     885                134                  7              1,012

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agency           1,058,419              3,264             32,727          1,028,956
    Non-agency                          41,102                286                269             41,119
  Collateralized mortgage
    obligations                        355,971                370              8,616            347,725
                                    ----------         ----------         ----------         ----------

Total investment securities
  held-to-maturity                  $1,541,095         $    6,339         $   42,584         $1,504,850
                                    ==========         ==========         ==========         ==========

                                                                December 31, 1999
                                   --------------------------------------------------------------------
                                      Amortized         Unrealized         Unrealized            Fair
                                        Cost           Appreciation       Depreciation          Value
                                        ----           ------------       ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $    4,807         $       --         $      109         $    4,698
  Corporate securities/
        trust preferred              1,326,827              9,852                165          1,336,514
  Municipal securities                   3,275                 96                 22              3,349

Mortgage-backed Securities:
  Passthroughs:
    U.S. government agency             499,866              2,516              2,365            500,017
    Non-agency                          52,319                377                224             52,472
  Collateralized mortgage
    obligations                        474,957              2,520              7,502            469,975
                                    ----------         ----------         ----------         ----------

Total investment securities
  held-to-maturity                  $2,362,051         $   15,361         $   10,387         $2,367,025
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

                                              September 30, 2000                 December 31, 1999
                                        -----------------------------     -----------------------------

                                            Amount           Percent          Amount            Percent
                                            ------           -------          ------            -------
Residential real estate loans           $ 8,505,225            36.9%       $ 5,685,220            39.8%
Residential construction loans               54,029              .2             59,264              .4
                                        -----------         -------        -----------         -------

     Total Residential Loans              8,559,254            37.1          5,744,484            40.2
                                        -----------         -------        -----------         -------

Commercial real estate loans              2,787,401            12.1          1,516,953            10.6
Commercial and industrial loans           4,108,695            17.8          1,690,744            11.8
Automotive floor plan loans               1,027,249             4.5            730,623             5.1
Multi-family loans                          129,220              .6            137,019             1.0
                                        -----------         -------        -----------         -------

     Total Commercial Loans               8,052,565            35.0          4,075,339            28.5
                                        -----------         -------        -----------         -------

Home equity loans                         3,415,101            14.8          1,957,945            13.7
Auto loans                                2,267,052             9.8          1,936,980            13.6
Loans to automotive lessors                 308,032             1.3            288,636             2.0
Student loans                               246,955             1.1            249,279             1.7
Other                                       197,684              .9             35,802              .3
                                        -----------         -------        -----------         -------

     Total Consumer Loans                 6,434,824            27.9%         4,468,642            31.3%
                                        -----------         -------        -----------         -------

       Total Loans (1)                  $23,046,643           100.0%       $14,288,465           100.0%
                                        ===========         =======        ===========         =======


Total Loans with:
  Fixed rate                            $14,642,520            63.5%       $ 8,769,876            61.4%
  Variable rate                           8,404,123            36.5          5,518,589            38.6
                                        -----------         -------        -----------         -------
       Total Loans (1)                  $23,046,643           100.0%       $14,288,465           100.0%
                                        ===========         =======        ===========         =======

(1) Loan totals include deferred loan fees and unamortized premiums and discounts. These fees, premiums and discounts resulted in a net decrease in loans of $37.9 million at September 30, 2000 and a net increase of $24.0 million at December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(6)      DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                          September 30, 2000                             December 31, 1999
                              ----------------------------------------       -----------------------------------------

                                                              Weighted                                       Weighted
                                                              Average                                         Average
  Account Type                   Amount          Percent        Rate             Amount          Percent       Rate
  ------------                   ------          -------      --------           ------          -------      --------
Demand deposit accounts       $ 3,351,515          13.7%          - %         $ 1,089,472           9.1%          - %
NOW accounts                    4,119,375          16.8         2.57            1,871,288          15.6         2.44
Savings accounts                3,103,725          12.7         2.35            2,142,708          17.8         2.69
Money market accounts           4,457,714          18.2         4.38            1,345,325          11.2         4.17
Retail certificates             8,389,170          34.3         5.75            4,708,057          39.2         5.00
Jumbo certificates              1,048,807           4.3         6.55              855,825           7.1         5.56
                              -----------        ------        -----          -----------        ------       ------

Total Deposits                $24,470,306         100.0%        3.78%         $12,012,675         100.0%        3.68%
                              ===========        ======        =====          ===========        ======       ======


(7)      BORROWINGS

     The following table presents information regarding -borrowings at the dates indicated: (dollars in thousands)

                                                 September 30, 2000                   December 31, 1999
                                            ---------------------------         ----------------------------
                                                               Weighted                             Weighted
                                                               Average                              Average
                                               Balance          Rate               Balance            Rate
                                               -------         --------            -------          ---------
Securities sold under
  repurchase agreements                     $1,041,020           6.68%          $   291,524            5.89%
FHLB advances                                5,050,784           5.74            10,484,904            5.43
Other borrowings                             1,482,287          10.80             1,593,681           10.74
                                            ----------         ------           -----------          ------

  Total Borrowings                          $7,574,091           6.86%          $12,370,109            6.12%
                                            ==========         ======           ===========          ======

     In March, 2000, the Company auctioned $927 million of FHLB advances at a premium of $16 million pre-tax. Accordingly, the gain associated with the auction of the FHLB advances is treated as an extraordinary item on the statement of operations.

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

                                                                    September 30, 2000
                                             ----------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                               ------            -----           ----------         --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  828,294        $     -            $ 2,448              5.9
  Pay fixed-receive variable (2)                400,000              -             (5,371)             2.0
Interest rate caps/floors
                   /corridors(3)                500,000          1,482                885              3.0
                                             ----------        -------            -------
                                             $1,728,294        $ 1,482            $(2,038)
                                             ==========        =======            =======

                                                                    December 31, 1999
                                             ----------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                              Notional           Book            Estimated          Maturity
                                               Amount            Value           Fair Value         In Years
                                               ------            -----           ----------         --------
Non-amortizing interest rate swaps:
  Pay variable-receive fixed (1)             $  252,300        $      -          $(6,846)              7.0
  Pay fixed-receive variable (2)                200,000               -            8,853               3.1
Interest rate caps/floors
                   /corridors (3)             1,200,000           4,463             (809)              2.6
                                             ----------        --------          -------
                                             $1,652,300        $  4,463          $ 1,198
                                             ==========        ========          =======


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)


(1) The weighted average pay rate was 6.59% and 7.24% and the weighted average receive rate was 7.31% and 7.82% at September 30, 2000 and December 31, 1999, respectively.
(2) The weighted average pay rate was 7.36% and 5.41% and the weighted average receive rate was 6.66% and 6.13% at September 30, 2000 and December 31, 1999, respectively.
(3) The strike price range was 6.00% - 6.66% at September 30, 2000 and 5.25% - 9.00% at December 31, 1999.

         The following table summarizes by notional amounts the activity of Sovereign's interest rate exchange agreements: (dollars in thousands)

                               Balance                                                         Balance
                             December 31,                    Maturities/                    September 30,
                                1999          Additions     Amortization    Terminations         2000
                             ----------      ----------      ----------      ----------      ----------
Non-amortizing interest
  rate swaps                 $  452,300      $1,230,945      $  127,300      $  327,651      $1,228,294
Interest rate
  caps/floors/corridors       1,200,000              --              --         700,000         500,000
                             ----------      ----------      ----------      ----------      ----------

                             $1,652,300      $1,230,945      $  127,300      $1,027,651      $1,728,294
                             ==========      ==========      ==========      ==========      ==========

         Net interest income resulting from interest rate exchange agreements for the nine-month period ended September 30, 2000 was $2.9 million.

(9)      INCOME TAXES

         The nine-months ended effective tax rate (before extraordinary item) differs from the statutory rate of 35% as follows:

                                                    Nine-Months Ended September 30,
                                                          2000           1999
                                                          ----           ----
Federal income tax (benefit) expense
    at statutory rate                                   (35.0%)          35.0%
Increase(decrease) in taxes resulting from:
    Tax-exempt interest                                 (12.4%)          (5.0%)
    State income taxes, net of federal
       tax benefit                                        0.1%            0.3%
    Amortization of intangible assets and
       other purchase accounting adjustments              2.3%            0.7%
    Non-deductible merger-related costs                     -             0.2%
    Minority interest                                   (14.6%)             -
    Other                                                 1.8%            3.4%
                                                       -------           -----

                                                        (57.8%)          34.6%
                                                       =======           =====

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)(Continued)

(10)     ACQUISITIONS

         On September 3, 1999, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. On February 28, 2000, Sovereign and FleetBoston Financial agreed to restructure certain terms of the agreement. In total, Sovereign purchased approximately $12 billion of deposits, $9 billion of loans and 281 community banking offices exclusive of 4 locations being resold to a third party as detailed in the chart below. The acquisition, which resulted in the creation of Sovereign Bank New England ("SBNE"), the third largest bank in New England, included the following: the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

                      Summary of Completed SBNE Acquisition

Date Completed      Divested Units        Deposits   Branches     Loans
--------------  ---------------------- ------------- -------- -------------
March 24, 2000  RI, CT (BankBoston)    $ 4.2 billion     90   $2.5 billion
June 16, 2000   Eastern MA (Fleet)     $ 3.8 billion     86   $3.5 billion
July 21, 2000   Central MA, NH (Fleet) $ 4.3 billion    105   $2.0 billion
                                       -----            ---   ----
                                       $12.3 billion    281   $8.0 billion

         Sovereign successfully completed each of the three phases of the purchase and assumption agreement of SBNE as described in the table above and following. Sovereign's results include the operations of these acquired SBNE branches, assets and liabilities from their respective acquisition dates, and thereafter. Total deposits transferred through the acquisition were $12.3 billion. Additionally, loan balances transferred to Sovereign approximated $9.1 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $4.3 billion of residential mortgages. Residential mortgage loans of $1.1 billion that were not relationship assets were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest rate risk and are not included in the loans acquired in the above table. Other assets acquired included $85 million of currency, $68 million of premises and equipment, $180 million of precious metals inventory and $213 million of prepaid and other miscellaneous assets.


         Total consideration for the entire consumer and banking franchise was 12% of acquired deposits less agreed upon reductions, or approximately $0.9 billion. Included in the 12% premium, Sovereign will pay up to $333 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-solicitation obligations under the agreement and certain other conditions are met.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

(10)   ACQUISITIONS (continued)

         For the entire acquisition, Sovereign paid a net premium of $848 million, recorded a fair value reduction on acquired loans of $147 million and established an initial allowance for loan losses of $118 million. These items result in total intangibles of $1.1 billion including goodwill of $685 million and core deposit intangible of $428 million to be amortized over 25 years and 10 years, respectively. These adjustments are based upon preliminary information and are subject to further revision throughout the year.

         Sovereign reduced total borrowings by $5.9 billion during the quarter. Proceeds from the $1.3 billion of held-to-maturity investment securities released from escrow, the cash received in the final closing and proceeds of approximately $2.0 billion from the two investment security deleveraging transactions were used to accomplish this reduction. Sovereign pre-paid $150 million of its $500 million Senior Secured Credit Facility due November 14, 2003, and $50 million of its 6.75% Senior Notes which matured on August 3, 2000 and reduced FHLB advances and other borrowings by $5.7 billion.

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


(11)     COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated: (dollars in thousands)

                                                 Three-Month Period              Nine-Month Period
                                                   Ended Sept 30,                  Ended Sept 30,
                                            -------------------------       -------------------------
                                               2000            1999            2000            1999
                                            ---------       ---------       ---------       ---------
Net income/(loss)                           $ (15,915)      $  55,988       $ (26,917)      $ 150,078
                                            ---------       ---------       ---------       ---------
Net unrealized (losses)/gains on
  securities arising during the period         42,169         (56,968)         38,241        (148,349)
Less reclassification adjustment              (29,284)           (194)        (81,991)          4,206
                                            ---------       ---------       ---------       ---------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                       71,453         (56,774)        120,232        (152,554)
                                            ---------       ---------       ---------       ---------
Comprehensive income/(loss)                 $  55,538       $    (786)      $  93,315       $  (2,476)
                                            =========       =========       =========       =========



         Accumulated other comprehensive loss, net of related tax, consisted of net unrealized losses on securities of $90.7 million at September 30, 2000 and net unrealized losses on securities of $211 million at December 31, 1999.


(12)     IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

         Statement of Financial Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 was subsequently amended to delay to the effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not believe that adoption of this statement will have a material impact on its financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

General

         Cash earnings, as defined below, for the nine-month period ended September 30, 2000 increased 51% to $96.0 million, or $0.43 per share, up from $63.7 million, or $0.35 per share, for the same period in 1999. Operating earnings for 2000 increased 32% to $74.1 million, or $0.33 per share, as compared to $56.0 million, or $0.31 per share, for 1999.

         Operating earnings include certain one-time tax benefits and exclude the following special charges for 2000: merger-related and integration charges related to acquisitions, as well as the impact on net interest income and shares outstanding from the early issuance of certain debt and equity instruments issued to finance Sovereign's New England retail banking and middle market lending acquisition ("Sovereign Bank New England" or "SBNE"). Special charges for the quarter ended September 30, 2000 were $72.0 million after tax and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense.

         Net loss, including the special charges noted above, was $26.9 million, or $.12 per share, for the nine-month period ended September 30, 2000, as compared to net income of $150 million, or $.89 per share, for the same period in 1999.

         Cash return on average equity, cash return on average tangible equity and cash return on average total assets, excluding special charges discussed above, were 18.93%, 41.85% and 1.01% for the nine-month period ended September 30, 2000 compared to 17.99%, 26.75% and .99% for the same period in 1999.


Successful Formation of Sovereign Bank New England

         Sovereign successfully completed the SBNE conversion in three phases on March 24, June 16 and July 21, 2000. Sovereign's results include the operations of these acquired SBNE branches, assets and liabilities from their respective acquisition dates, and thereafter. The transaction represents the largest branch acquisition in banking history and created the third largest bank in New England with 281 retail banking offices, over 550 automated teller machines ("ATMs") and approximately $12.3 billion of deposits and $8.0 billion of commercial, consumer and mortgage loans net of a $1.1 billion sale of residential mortgages that were not relationship assets.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

               Reconciliation of Net Income to Operating Earnings
        (In thousands, except per share data - all amounts are after tax)

                                                         Three-Month Period                          Nine-Month Period
                                                         Ended September 30                          Ended September 30
                                                         ------------------                          ------------------
                                            2000        1999          2000     1999          2000      1999         2000    1999
                                            ----        ----          ----     ----          ----      ----         ----    ----
                                                  Total                 Per Share                 Total              Per Share
                                        ----------------------      ----------------      --------------------    ---------------
Net income/(loss) as reported           $ (15,915)   $  55,988      $ (.07)   $  .31      $ (26,917)  $150,078    $  (.12)  $ .89
Net negative carry on
  escrowed bond proceeds (1)                1,574           --         .01        --         18,589         --        .08      --
Merger-related and integration
  costs recorded during the
  period (2)                               28,974           --         .13        --         97,063         --        .43      --
Expense on convertible trust
  preferred securities
  ("PIERS")(1)                                133           --         .00        --          6,502         --        .03      --
Loss on securities due to
  restructuring of the
  balance sheet (4)                        28,426           --         .12        --         66,956         --        .29      --
Non-compete covenant expense               31,105           --         .13        --         31,105         --        .14      --
Assumed interest expense reduction
  due to paydown of other
  borrowings with net proceeds of
  common equity and PIERS (1)                (176)          --         .00        --         (9,051)        --       (.04)     --
Impact of additional shares
  outstanding for 1999 common
  stock offerings (3)                          --           --         .01        --             --         --        .10      --
Operating earnings (3)                  $  74,121    $  55,988      $  .33    $  .31      $ 184,247   $150,078    $   .91   $ .89
                                        ---------    ---------      ------    ------      ---------   --------    -------   -----
Cash earnings (3)                       $  95,977    $  63,708      $  .43    $  .35      $ 228,193   $171,711    $  1.13   $1.02
                                        =========    =========      ======    ======      =========   ========    =======   =====
Average shares before
  adjustment for offering                 225,987      182,778                              225,795    168,683
                                        =========    =========                            =========   ========
Average shares after
  adjustment for offering (3)             223,779      182,778                              202,551    168,683
                                        =========    =========                            =========   ========

(1) As part of the agreement to purchase Sovereign Bank New England, Sovereign raised $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pre-tax income of $2.9 million ($1.5 million after tax) and $24.7 million ($16.0 million after tax) comprised of the following components for the three and nine-month periods ending September 30, 2000, respectively: a)a reduction of net interest income of $3.1 million ($1.6 million after-tax) and $28.6 million ($18.6 million after tax), respectively; b)expense of $.5 million ($.1 million after-tax) and $10.0 million ($6.5 million after tax) associated with PIERS issued in November, 1999; c)an assumed $.6 million ($.2 million after tax) and $13.9 million ($9.1 million after tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and the common stock offerings.

(2) See further discussion of general and administrative expenses in management's discussion and analysis.

(3) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include, for the three and nine-month periods ended September 30, 2000, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000 and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the SBNE acquisition.

(4) See further discussion of other income included in management's discussion and analysis.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
              THREE AND NINE MONTH PERIODS ENDED September 30, 2000
                                 (in thousands)

                                                                  Three Months                           Nine Months
                                              ----------------------------------------- -------------------------------------------
                                                                  Interest     Average                     Interest       Average
                                                  Average          Income/      Yield/      Average         Income/        Yield/
                                                  Balance         Expense       Rate(1)     Balance         Expense        Rate(1)
                                              ----------------------------------------- -------------------------------------------
ASSETS
------
Investments:
  Interest earning deposits                   $     95,510     $      8,478      35.28% $    173,538     $     18,676        14.22%
  Investment securities available-for-sale
                                                 6,447,445          117,989       7.46%    7,346,830          391,596         7.24%
  Investment securities held-to-maturity
                                                 1,363,544           24,235       7.12%    1,974,635           99,761         6.74%
                                              ------------     ------------      -----  ------------     ------------        -----

      Total investments                          7,906,499          150,702       7.74%    9,495,003          510,033         7.26%
                                              ------------     ------------      -----  ------------     ------------        -----
Loans:
  Residential loans                              8,845,712          173,751       7.85%    7,061,092          404,880         7.64%
  Commercial loans                               7,656,118          174,940       9.09%    5,985,842          397,809         8.87%
  Consumer loans                                 6,334,960          135,361       8.51%    5,592,422          351,506         8.39%
                                              ------------     ------------      -----  ------------     ------------        -----
  Total loans                                   22,836,790          484,052       8.45%   18,639,356        1,154,195         8.26%
  Allowance for loan losses                       (212,228)              --         --      (168,393)              --           --
                                              ------------     ------------      -----  ------------     ------------        -----
      Net loans                                 22,624,562          484,052       8.53%   18,470,963        1,154,195         8.34%
                                              ------------     ------------      -----  ------------     ------------        -----
      Total interest earning assets             30,531,061          634,754       8.32%   27,965,966        1,664,228         7.97%
  Non-interest earning assets                    4,657,712               --         --     3,358,627               --           --
                                              ------------     ------------      -----  ------------     ------------        -----
      TOTAL ASSETS                            $ 35,188,773          634,754       7.23% $ 31,324,593        1,664,228         7.12%
                                              ============     ------------      -----  ============     ------------        -----
LIABILITIES
-----------
Deposits:
  Core deposits                               $ 14,282,306           88,418       2.46% $ 10,029,363          186,920         2.49%
  Time deposits                                  8,916,525          129,413       5.77%    7,457,031          313,055         5.60%
                                              ------------     ------------      -----  ------------     ------------        -----
      Total deposits                            23,198,831          217,831       3.74%   17,486,394          499,975         3.82%
                                              ------------     ------------      -----  ------------     ------------        -----
Borrowed funds:
  FHLB advances                                  6,543,111           98,826       5.90%    8,911,517          395,542         5.84%
  Repurchase agreements                          1,520,122           25,068       6.46%    1,045,837           50,719         6.37%
   Other borrowings                              1,484,289           38,620      10.38%    1,553,003          117,517        10.10%
                                              ------------     ------------      -----  ------------     ------------        -----
      Total borrowed funds                       9,547,522          162,514       6.69%   11,510,357          563,778         6.46%
                                              ------------     ------------      -----  ------------     ------------        -----
 Total interest bearing liabilities             32,746,353          380,345       4.60%   28,996,751        1,063,753         4.87%
  Non-interest bearing liabilities                 582,511               --         --       483,433               --           --
                                              ------------     ------------      -----  ------------     ------------        -----
      Total liabilities                         33,328,864          380,345       4.51%   29,480,184        1,063,753         4.78%

STOCKHOLDERS' EQUITY                             1,859,909               --         --     1,844,409               --           --
--------------------                          ------------     ------------      -----  ------------     ------------        -----
      TOTAL LIABILITIES
       AND STOCKHOLDERS' EQUITY               $ 35,188,773     $    380,345       4.28% $ 31,324,593     $  1,063,753         4.50%
                                              ============     ------------      -----  ============     ------------        -----
NET INTEREST INCOME                                            $    254,409                              $    600,475
                                                               ============                              ============
NET INTEREST SPREAD                                                               2.95%                                       2.61%
                                                                                 =====                                       =====
NET INTEREST MARGIN                                                               3.40%                                       2.93%
                                                                                 =====                                       =====
NET INTEREST MARGIN-OPERATING BASIS                                               3.47%                                       3.10%
                                                                                 =====                                       =====

(1) Tax-equivalent basis

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Net interest income for the three-month and nine-month periods ended September 30, 2000 was $254 million and $600 million compared to $162 million and $449 million for the same periods in 1999. This increase was attributable to an increase in average balances resulting from internal growth and recent acquisitions. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds relating to the acquisition of Sovereign Bank New England, divided by average interest-earning assets - see Reconciliation of Net Income to Operating Earnings) was 3.47% and 3.10% for the three-month and nine-month periods ended September 30, 2000 and compared to 2.95% and 2.88% for the same periods in 1999.

         Interest on investment securities available-for-sale was $118 million and $392 million for the three-month and nine-month periods ended September 30, 2000 compared to $144 million and $396 million for the same periods in 1999. The average balance of investment securities available-for-sale was $7.3 billion with an average tax equivalent yield of 7.24% for the nine-month period ended September 30, 2000 compared to an average balance of $7.9 billion with an average yield of 6.78% for the same period in 1999. The decrease in average investment securities available for sale from the prior year reflects the deleveraging transactions accomplished in June and September.

     Interest on investment securities held-to-maturity was $24.2 million and $99.8 million for the three-month and nine-month periods ended September 30, 2000 compared to $20.8 million and $72.9 million for the same periods in 1999. The average balance of investment securities held-to-maturity was $2.0 billion with an average yield of 6.74% for the nine-month period ended September 30, 2000 compared to an average balance of $1.4 billion with an average yield of 6.98% for the same period in 1999. Matured investment securities of $1.3 billion were used to reduce wholesale borrowings when the funds were released from escrow upon completion of the SBNE acquisition on July 21, 2000.

     Interest and fees on loans were $484 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2000 compared to $250 million and $689 million for the same periods in 1999. The average balance of loans was $18.6 billion with an average yield of 8.26% for the nine-month period ended September 30, 2000 compared to an average balance of $12.1 billion with an average yield of 7.64% for the same period in 1999.

     Interest on deposits was $218 million and $500 million for the three-month and nine-month periods ended September 30, 2000 compared to $111 million and $329 million for the same periods in 1999. The average balance of deposits was $17.5 billion with an average cost of 3.82% for the nine-month period ended September 30, 2000 compared to an average balance of $12.2 billion with an average cost of 3.59% for the same period in 1999.

     Interest on borrowings was $163 million and $564 million for the three-month and nine-month periods ended September 30, 2000 compared to $144 million and $383 million for the same periods in 1999. The average balance of borrowings was

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$11.5 billion with an average cost of 6.46% for the nine-month period ended September 30, 2000 compared to an average balance of $9.6 billion with an average cost of 5.32% for the same period in 1999. The increase in the average balance and average cost of borrowings was the result of balance sheet growth being funded by borrowings, and the additional $1.2 billion in borrowings raised to finance the Sovereign Bank New England transaction offset slightly by the repayment of borrowings in the third quarter of 2000.

         Sovereign reduced total borrowings by $5.9 billion during the quarter. Proceeds from the $1.3 billion of held-to-maturity investment securities released from escrow, the cash received in the final closing and proceeds of approximately $2.0 billion from the two investment security transactions settled in July and September of 2000 were used to accomplish this reduction. Sovereign pre-paid $150 million of its $500 million Senior Secured Credit Facility due November 14, 2003, and $50 million of its 6.75% Senior Notes which matured on August 3, 2000 and reduced FHLB advances and other borrowings by $5.7 billion.


Provision for Loan Losses

         The provision for loan loss expense is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and nine-month periods ended September 30, 2000 was $10.0 million and $28.0 million compared to $7.5 million and $22.5 million for the same periods in 1999. The increase over 1999 is primarily due to increased loan volumes resulting from internal loan growth and the SBNE acquisition.

         Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on small business and consumer lending in future periods, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary. Historically, Sovereign's additions to its loan loss reserve (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. The provision recorded in the first nine months of 2000 of $28 million, plus the loan loss reserves added through acquisition accounting of $118 million related to SBNE, exceeded net charge-offs of $36.1 million. A portion of net charge-offs recorded during the first nine months of 2000 related to loans acquired during the period. For additional information with respect to Sovereign's asset quality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio".

         Sovereign established initial allowances of $118 million for loans acquired in the SBNE acquisition. These initial estimates were established by applying Sovereign's existing methodology to determine such allowances to the portfolios acquired. A detailed and in depth review of the entire SBNE portfolio is in process and is expected to be completed in the fourth quarter.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Sovereign's net charge-offs for the nine-month period ended September 30, 2000 were $36.1 million and consisted of charge-offs of $50.6 million and recoveries of $14.5 million. This compared to net charge-offs of $26.5 million consisting of charge-offs of $41.4 million and recoveries of $14.9 million for the nine-month period ended September 30, 1999. Sovereign's increased level of net charge-offs was primarily the result of higher overall loan balances and a general seasoning of recent loan portfolio acquisitions. Although net charge-offs for the first nine months of 2000 are higher than the prior year, net charge-offs as a percentage of average loans outstanding declined from .28% to .26%.

         The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                 Nine-month Period Ended September 30,
                                                   2000                         1999
                                                --------------------------------------
Allowance, beginning of period                  $ 132,986                    $ 133,802

Charge-offs:
  Residential                                       4,679                       10,682
  Commercial Real Estate                               76                          680
  Commercial                                       16,720                        2,366
  Consumer                                         29,200                       27,742
                                                ---------                    ---------
      Total Charge-offs                            50,675                       41,470
                                                ---------                    ---------

Recoveries:
  Residential                                       1,146                        1,469
  Commercial Real Estate                              107                          458
  Commercial                                        2,757                          426
  Consumer                                         10,521                       12,589
                                                ---------                    ---------
      Total Recoveries                             14,531                       14,942
                                                ---------                    ---------

Charge-offs, net of recoveries                     36,144                       26,528
Provision for possible loan losses                 28,000                       22,500
Initial allowance related to
      acquisitions                                117,600                        4,799
                                                ---------                    ---------
Allowance, end of period                        $ 242,442                    $ 134,573
                                                =========                    =========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Other Income and Extraordinary Item

         Other income was $14.6 million and $24.1 million for the three-month and nine-month periods ended September 30, 2000 compared to $35.0 million and $101 million for the same periods in 1999. Excluding securities transactions, other income for the three and nine month periods ended September 30, 2000 was $59.6 and $150.2, respectively.

         Due to a favorable shift into core and corporate deposit products over the last year and the impact of the SBNE acquisition, retail banking fees grew to $28.1 million and $59.8 million for the quarter and nine-month periods ended September 30, 2000 as compared to $13.8 million and $35.6 million for the same periods in 1999, representing increases of 104% and 68%, respectively.

         Gain/(loss) on loans and investment securities were $(45.1) million and $(126) million for the three-month and nine-month periods ended September 30, 2000 compared to $(.3) million and $6.5 million for the same periods in 1999. During the third quarter of 2000, Sovereign sold $1.0 billion of available-for-sale mortgage-backed securities, resulting in a loss of $45.4 million. The net impact of the sale on equity was minimal as these losses were previously reflected as unrealized losses included as a reduction of stockholders' equity in accordance with SFAS 115. A similar transaction was completed in the second quarter of 2000, in which $1.0 billion of mortgage-backed securities were sold at a loss of $49.7 million.

         During the first quarter of 2000 Sovereign also sold certain investment securities and FHLB advances and paid-off certain short-term advances as part of its balance sheet repositioning in preparation for SBNE. Upon repayment of the short-term advances, related swaps hedging these instruments were terminated. These transactions resulted in securities losses of $23 million included in gain(loss) on sale of loans and investments, $9.5 million of swap termination gains included as miscellaneous income, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

         Miscellaneous income was $21.2 million and $56.6 million for the three-month and nine-month periods ended September 30, 2000 compared to $11.4 million and $26.1 million for the same periods in 1999. This increase was principally due to additional investment in bank-owned life insurance, the aforementioned swap termination gains and the addition of new lines of fee-based businesses over the past year.

General and Administrative Expenses

         General and administrative expenses for the three-month and nine-month periods ended September 30, 2000 were $224 million and $546 million, compared to $90.8 million and $260 million for the same periods in 1999. Included in general and administrative expenses for the three-month and nine-month periods ended September 30, 2000 were $47.0 million and $149 million of merger-related, integration and other charges related to all of Sovereign's recent acquisitions. These special charges are related to the real estate transaction described within this 10-Q, costs that management considered redundant due to separating the SBNE acquisition from a single closing into three closings, and other merger-related

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


charges. Excluding these charges, general and administrative expenses were $177 million and $397 million for the three-month and nine-month periods ended September 30, 2000.

         Operating expense run-rate has been and will continue to be higher over the final quarter of 2000 than is expected in 2001 as Sovereign has consciously maintained operating units throughout our franchise at higher capacity levels than present volume dictates. Sovereign is currently conducting an internal initiative to determine the proper revenue/expense ratios for the combined franchise and expects that Sovereign will return to more normal efficiency ratios over the next few quarters.

         Other operating expenses were $92.0 million and $140 million for the three-month and nine-month periods ended September 30, 2000 compared to $13.0 million and $37.2 million for the same periods in 1999. Results for the three-month and nine-month periods ended September 30, 2000 included amortization of goodwill of $32.6 million and $62.8 million compared to $10.0 million and $28.0 million for the same periods in 1999. The increase in goodwill amortization is a result of the additional intangibles recorded for the SBNE acquisition. The three and nine month periods ended September 30, 2000, include $47.9 million of non-compete expense related to the non-solicitation provisions of the SBNE purchase and assumption agreement.

Income Tax Provision

         The income tax provision/(benefit) was $(40.9) million and $(51.6) million for the three-month and nine-month periods ended September 30, 2000 compared to $29.5 million and $79.4 million for the same periods in 1999. The effective tax rate (or tax benefit rate) for the three-month and nine-month periods ended September 30, 2000 was 72.0% and 57.8%, respectively, compared to 34.5% and 34.6% for the same periods in 1999. The current year tax benefit rate differs from the statutory rate of 35% due to the high proportion of non-taxable income compared to the Company's net loss, and a permanent benefit recorded in the quarter. Management expects that the effective tax rate on an operating basis in the fourth quarter and beyond will be more comparable to the historic rate of 33%. See Footnote 9_to the September 30, 2000 financial statements for additional detail related to the effective tax rate.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

         Commercial originations generated for the first nine-months of 2000 were $1.6 billion. At September 30, 2000, commercial loans totaled $8.1 billion representing 35.0% of Sovereign's loan portfolio, compared to $4.1 billion and 40.2% of the loan portfolio at December 31, 1999 and $3.5 billion and 26.0% of the loan portfolio at September 30, 1999. The SBNE acquisition increased commercial loans by $3.1 billion. On October 24, 2000 Sovereign securitized and sold $579 million of automotive floor plan loans. Proceeds were used to reduce bank borrowings.

         Consumer loans originated during the first nine-months of 2000 totaled $1.7 billion. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $6.4 billion at September 30, 2000, representing 27.9% of Sovereign's loan portfolio, compared to $4.5 billion and 31.4% of the loan portfolio at December 31, 1999 and $4.3 billion and 32.4% of the loan portfolio at September 30, 1999. This increase was primarily the result of the SBNE acquisition of $1.7 billion and strong home equity and auto loan originations during the nine-month period ended September 30, 2000.

         Residential mortgage loans increased $163 billion during the quarter to $8.6 billion and now represent 37.1% of Sovereign's loan portfolio as compared to 40.2% at December 31, 1999. The SBNE acquisition increased residential mortgages by $3.2 billion exclusive of $1.1 billion of loans that were not relationship assets were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest rate risk in the first quarter 2000.


Non-Performing Assets
---------------------

         At September 30, 2000 Sovereign's non-performing assets were $136 million compared to $84 million at December 31, 1999. This increase was due primarily to residential, consumer and commercial loans purchased from FleetBoston and commercial loans secured by real estate in Sovereign's previously existing portfolio. Non-performing assets as a percentage of total assets was .39% at September 30, 2000, up from .32% at December 31, 1999. At September 30, 2000 76% of non-performing assets consisted of loans related to real estate, consumer loans or OREO which are primarily secured by collateral. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% allowance allocation is assigned.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)


                                                    September 30,          December 31,
                                                         2000                  1999
                                                    ------------          ------------
Non-accrual loans:
      Residential                                     $ 51,986              $ 32,374
      Commercial real estate                            12,550                 4,110
      Commercial                                        27,612                12,668
      Consumer                                          34,525                26,259
                                                      --------              --------
Total non-accrual loans                                126,673                75,411
                                                      --------              --------
Restructured loans                                       3,755                 3,755
                                                      --------              --------
Total non-performing loans                             130,428                79,166
                                                      --------              --------
Other real estate owned                                  3,298                 3,567
Other repossessed assets                                 2,399                 1,762
                                                      --------              --------
Total Non-performing Assets                           $136,125              $ 84,495
                                                      ========              ========

Past due 90 days or more as to interest
or principal and accruing interest (1)                $ 13,263              $ 10,238

Non-performing assets as a percentage
of total assets                                            .39%                  .32%

Non-performing loans as a percentage
of total loans                                             .57%                  .56%

Non-performing assets as a percentage of
total loans and real estate owned                          .59%                  .59%

Allowance for loan losses as a percentage
of total non-performing assets                           178.1%                157.4%

Allowance for loan losses as a percentage
of total non-performing loans                            185.9%                168.0%

(1) Includes student loans which are government-guaranteed and auto loans past due between 90 and 120 days.

         In addition to the non-performing loans included in the non-performing assets table above, there were $185 million and $96 million of potential problem loans at September 30, 2000 and December 31, 1999, respectively. While these loans were performing, management was aware of information about possible credit problems which raise doubts as to the ability of the borrowers to comply fully with present loan repayment terms. Total non-performing assets and potential problem loans as a percentage of total loans outstanding increased to 1.39% at September 30, 2000 from 1.26% at December 31, 1999.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses
-------------------------

         The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                                      (dollars in thousands)
                                                    September 30, 2000                  December 31, 1999
                                                  -----------------------         ---------------------------
                                                               % of Loans                         % of Loans
                                                                    to                                 to
                                                   Amount      Total Loans          Amount        Total Loans
                                                  --------     -----------        ---------       ------------
Allocated allowances:
Commercial loans                                  $114,884           35%          $ 58,784               29%
Residential real estate
  mortgage loans                                    31,481           37             19,535               40
Consumer loans                                      65,447           28             43,455               31
                                                                                                          -
Unallocated allowance                               30,630          n/a             11,212              n/a
                                                  --------        ------          --------           ------
Total allowance for loan losses                   $242,442          100%          $132,986             100%
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

     At September 30, 2000, Sovereign's loan delinquencies (all loans greater than 30 days delinquent) as a percentage of total loans was 2.20% compared to 1.79% at December 31, 1999. The increase is principally attributable to the loans acquired in the SBNE acquisition including a purchased home equity portfolio and residential real estate loans.

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

         The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated annually and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted annually, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

         Acquired Portfolio. The Company established an initial allowance for loan losses of $118 million upon acquisition of the SBNE loan portfolio, that in Management's judgment, were inherent in the loan portfolio as of the acquisition date. The Company utilized its existing allowance for loan loss methodology for acquired portfolios on the acquired SBNE loan portfolio, including performing credit reviews on each significant loan or a sample of credit reviews on pool of homogeneous loans, and assigning initial risk ratings to such loans or pools of loans. This initial allowance adjustment is based upon preliminary information and is subject to further revision as more detailed information of the loan portfolio becomes known.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Residential Portfolio. The allowance for the residential mortgage portfolio increased from $19.5 million at December 31, 1999 to $31.5 million at September 30, 2000. The change was due primarily to the acquired SBNE residential portfolio.

         Consumer Portfolio. The allowance for the consumer loan portfolio increased from $43.5 million at December 31, 1999, to $65.4 million at September 30, 2000. This increase is primarily attributable to the acquired SBNE consumer portfolio.

         Commercial Portfolio. The portion of the allowance for loan losses related to the Commercial portfolio has increased from $58.8 million at December 31, 1999 to $114.9 million at September 30, 2000. This increase is primarily attributable to the acquired SBNE commercial portfolio.

Unallocated Allowance. The unallocated allowance for loan losses increased to $30.6 million at September 30, 2000 from $11.2 million at December 31, 1999.


Investment Securities
---------------------

         Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2000 was 4.0 years.

         At September 30, 2000, total investment securities available-for-sale were $5.4 billion compared to $8.0 billion at December 31, 1999 and investment securities held-to-maturity were $1.5 billion compared to $2.4 billion at December 31, 1999. The decrease in investment securities available for sale is due primarily to the two balance sheet deleveraging transactions in June and September 2000, in which $1.0 billion and $969 million of collateralized mortgage obligations were sold. Additionally, $1.3 billion of maturing investment securities held-to-maturity were used to reduce wholesale borrowings when they were released from escrow upon completion of the SBNE acquisition on July 21, 2000. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Goodwill and Other Intangible Assets
------------------------------------

         Total goodwill and other intangible assets at September 30, 2000 were $1.5 billion compared to $434 million at December 31, 1999. This increase is primarily attributable to Sovereign's completed SBNE branch acquisition, partially off-set by normal year-to-date amortization and a reduction of goodwill associated with certain assets held for sale at September 30, 2000.


Other Assets
------------

         Other assets increased by $1 billion from December 31, 1999. This is primarily attributable to $225 million of additional bank owned life insurance, $195 million of precious metals assets associated with SBNE, $220 million of advances due from FleetBoston upon final settlement of the SBNE acquisition completed in October.


Deposits
--------

         Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

         Total deposits at September 30, 2000 were $24.5 billion compared to $12.0 billion at December 31, 1999. The increase in deposits is primarily due to the SBNE acquisition of $11.9 billion, net of deposit runoff of approximately $400 million, resulting in a retention rate of 97%. In addition, Sovereign's existing franchise experienced deposit growth of approximately $600 million. Through the use of interest rate swaps, $828 million of brokered deposits have been effectively converted from fixed rate to floating rate obligations. For additional information with respect to Sovereign's deposit portfolio composition, see Note 6 in the Notes to Consolidated Financial Statements.


Borrowings
----------

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

         Total borrowings at September 30, 2000 were $7.6 billion of which $2.9 billion were short-term compared to $12.4 billion of which $6.6 billion were short-term at December 31, 1999. This decrease in borrowings is primarily the result of repayments using the cash realized from the SBNE acquisition and the proceeds of the related balance sheet deleveraging transactions. For additional information with respect to Sovereign's borrowings, see Note 7 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Through the use of interest rate swaps, $400 million of FHLB advances at September 30, 2000 have been effectively converted from variable rate obligations to fixed rate obligations. In addition, at September 30, 2000, $500 million of borrowings have been protected from upward repricing through the use of interest rate caps, floors and corridors.

         Sovereign reduced total borrowings by $5.9 billion during the quarter. Proceeds from the $1.3 billion of held-to-maturity investment securities released from escrow, the cash received in the final closing and proceeds of approximately $2.0 billion from the two investment security transactions settled in July and September of 2000 were used to accomplish this reduction. Sovereign pre-paid $150 million of its $500 million Senior Secured Credit Facility due November 14, 2003, and $50 million of its 6.75% Senior Notes which matured on August 3, 2000 and reduced FHLB advances and other borrowings by $5.7 billion.


Liquidity and Capital Resources
-------------------------------

     Sovereign's banking subsidiaries are required under applicable federal regulations to maintain specified levels of "liquid" investments in cash and U.S. Treasury and other qualifying investments. Regulations currently in effect require Sovereign's banking subsidiaries to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. These levels are changed from time to time by the Office of Thrift Supervision ("OTS") to reflect economic conditions. The liquidity ratio of Sovereign Bank for September 30, 2000 was 41.3%.

     Sovereign's primary financing sources are deposits obtained in its own market area, borrowings in the form of securities sold under repurchase agreements and advances from the FHLB. While the majority of Sovereign's certificate of deposit accounts are expected to mature within a one year period, historically, the retention rate has been approximately 70%. If a significant portion of maturing certificates would not renew at maturity, the impact on Sovereign's operations and liquidity would be minimal due to cash flows produced by Sovereign's investment portfolio which currently approximate $85.8 million per month. Other sources of funds include operating activities, repayments of principal on investment securities, repayment of principal on loans and other investing activities. Sovereign also maintains strong relationships with numerous investment banking firms, and has the ability to access capital markets through a variety of products and structures, should liquidity or capital needs arise.

         For the nine-month period ended September 30, 2000, cash and cash equivalents increased $570 million. Net cash used for operating activities for the nine-month period ended September 30, 2000 was $569 million. Net cash provided by investing activities for the nine-month period ended September 30, 2000 was $5.6 billion and consisted primarily of proceeds from the sale, repayment and maturity of investment securities offset by the purchase of additional investment securities. Net cash used by financing activities for the nine-month period ended September 30, 2000 was $4.5 billion and consisted mainly of the repayment of short-term borrowings.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Sale of Preferred Shares of Sovereign Real Estate Investment Trust
------------------------------------------------------------------

         During the quarter, Sovereign received approximately $140 million of net proceeds from the issuance of preferred stock in Sovereign Real Estate Investment Trust ("SREIT"), a subsidiary of Sovereign which holds primarily residential real estate loans. The offering was made exclusively to institutional investors; however, by mid-2001 these SREIT preferred shares will be registered to be offered to other investors. The proceeds of this offering were principally used to repay corporate debt.

Real Estate Leases
------------------

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

Dealer Floor Plan Securitization and Sale
-----------------------------------------

         On October 24, 2000 Sovereign Dealer Finance, Inc., a newly formed and wholly-owned subsidiary, securitized and sold $579 million of automotive floor plan loans to institutional investors. This transaction is expected to be neutral to Sovereign's future earnings and improves risk-based capital. Proceeds of the offering were used to reduce bank borrowings.


Capital
-------

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

         At September 30, 2000, Sovereign Bank was classified as well-capitalized and in compliance with all capital requirements. Management anticipates that Sovereign Bank will continue to be classified as well-capitalized and will be in compliance with all regulatory capital requirements.

         Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order approving Sovereign Bank's acquisition and assumption of assets and deposits in New England from FleetBoston requires Sovereign Bancorp to maintain a certain level of capital. At September 30, 2000, Sovereign Bancorp met or exceeded this requirement.

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

         The following table sets forth the capital ratios of Sovereign Bank and the current regulatory requirements at September 30, 2000:

                                                               Sovereign Bank
                                            --------------------------------------------------
                                                                                       Well
                                            Sept 30,            Minimum            Capitalized
                                             2000             Requirement          Requirement
                                             ----             -----------          -----------
Stockholders' equity to total assets         9.34%                None                 None
Tangible capital to tangible assets          6.04                 2.00%                None
Leverage (core) capital to
    tangible assets                          6.04                 3.00                 5.00%
Leverage (core) capital to
    risk adjusted assets                     8.97                 4.00                 6.00
Risk-based capital to risk
    adjusted assets                         10.01                 8.00                10.00


ASSET AND LIABILITY MANAGEMENT
------------------------------

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Sovereign manages the impact to net interest income in a +/- 100 basis point instantaneous parallel rate shock environment to be generally within a 5% variance. At September 30, 2000, Sovereign estimates that if interest rates decline by 100 basis points, net interest income, over the next twelve months, would decrease by $38.7 million or 3.7%; conversely, if interest rates increase by 100 basis points, net interest income would decrease by $27.6 million, or 2.6%. At December 31, 1999, if interest rates increased by 100 basis points, net interest income would have decreased by $80.2 million, or 8.0% and if interest rates had decreased by 100 basis points, net interest income would have decreased by $81.1 million, or 8.1%. This change in sensitivity was primarily related to a decrease in short-term borrowings, the addition of deposits from SBNE and the investment portfolio deleveraging strategy.

         Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a negative 5.92% at September 30, 2000.

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

         Interest rate swaps are generally used to convert fixed rate liabilities to variable rate liabilities. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

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

         Sovereign's primary funding source is deposits obtained in its own marketplace. Deposits increased significantly with the completion of the SBNE acquisition in 2000 which added $12.3 billion of deposits. Deposit programs at Sovereign are priced to meet management's asset/liability objectives, while taking into account the rates available on investment opportunities and also considering the cost of alternative funding sources. Borrowings are also a significant funding source for Sovereign and have primarily been in the form of securities sold under repurchase agreements and advances from the FHLB. Since borrowings are not subject to the market constraints to which deposits are, Sovereign uses borrowings to add flexibility to its interest rate risk position.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

Items 1 through 5 not applicable or the responses are negative.



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



                                                  SOVEREIGN BANCORP, INC.
                                         --------------------------------------
                                                    (Registrant)





Date    November 14, 2000                /s/Dennis S. Marlo
     ---------------------------         --------------------------------------
                                                    Dennis S. Marlo
                                                Chief Financial Officer
                                             (Authorized Officer & Principal
                                                    Financial Officer)




Date    November 14, 2000                /s/Mark R. McCollom
     ---------------------------         --------------------------------------
                                                    Mark R. McCollom
                                                Chief Accounting Officer