Form 10-K
period 2000-12-31
SOVEREIGN BANCORP INC
filed 2001-03-28
CIK 811830

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2000, or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the transition period from N/A to ____________ .

                         Commission File Number 0-16533

                             SOVEREIGN BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                           23-2453088
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2000 Market Street, Philadelphia, Pennsylvania                      19103
   (Address of Principal Executive Offices)                       (Zip Code)

                                 (215) 557-4630
                          Registrant's Telephone Number

          Securities registered pursuant to Section 12(B) of the Act:

                                      None

          Securities registered pursuant to Section 12(G) of the Act:

                        Common Stock (without par value)
                                (Title of class)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $2,189,266,460 at March 1, 2001. As of March 1, 2001, the Registrant had 246,677,911 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement to be used in connection with its 2001 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

================================================================================

                           FORWARD-LOOKING STATEMENTS

     Sovereign Bancorp, Inc. ("Sovereign" or "the Company") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2000 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including:(i) statements relating to Sovereign's expectations and goals with respect to (a) growth in cash earnings, operating earnings, net income, shareholder value and internal tangible equity generation; (b) growth in earnings per share; (c) return on equity; (d) return on assets; (e)efficiency ratio; (f)tier 1 leverage ratio; (g) annualized net charge-offs and other asset quality measures; (h) fee income as a percentage of total revenue; (i) tangible equity to assets; (j) book value and tangible book value per share; (k) loan and deposit portfolio compositions, employee retention, deposit retention, asset quality, reserve adequacy; and (ii)statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "strive," "hopefully," "try," or similar expressions. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements:(1)the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the ability of Sovereign and Sovereign Bank to successfully integrate the assets, liabilities, customers, systems and management we acquire into our operations; (5) the timely development of competitive new products and services by Sovereign Bank and the acceptance of such products and services by customers;
(6) the willingness of customers to substitute competitors' products and services and vice versa; (7) the success of Sovereign and Sovereign Bank in meeting the post-closing regulatory requirements with respect to the FleetBoston acquisition, and the ability to pay installments on a timely basis related to the non-solicitation agreement in connection with the acquisition; (8) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance) and the impact of changes in generally accepted accounting principles; (9) technological changes; (10) changes in consumer spending and savings habits;
(11) unanticipated regulatory or judicial proceedings; (12) changes in asset quality; and (13) the success of Sovereign at managing the risks involved in the foregoing.

     Operating earnings, cash earnings, and core revenue, as defined, and the related ratios using these measures are not a substitute for other financial measures determined in accordance with generally accepted accounting principles ("GAAP"). Because all companies do not calculate these non-GAAPmeasures in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I

Item 1.  Business.

General

     Sovereign Bancorp, Inc. ("Sovereign" or "the Company") is the holding company for Sovereign Bank ("Sovereign Bank"). Sovereign Bank is among the 30 largest financial insitutions in the United States with over 550 offices covering a geographic region stretching from north of Boston to south of Philadelphia. Sovereign is a Pennsylvania business corporation and is headquartered in Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

     Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991.

     Sovereign was incorporated by Sovereign Bank in 1987. Since then, Sovereign has completed 25 acquisitions with assets totaling approximately $25.7 billion through December 31, 2000. Sovereign's business consists primarily of attracting deposits from our network of community banking offices, and originating small business and middle market commercial and asset-based loans, consumer and residential mortgage loans and home equity lines of credit in eastern Pennsylvania, New Jersey, Delaware and New England. As of December 31, 2000, Sovereign had consolidated assets of $33.5 billion, deposits of $24.5 billion and stockholders' equity of $1.9 billion.

     During 2000, Sovereign acquired $12.3 billion of deposits, $8.0 billion of loans, and over 280 community banking offices from FleetBoston Financial (the "SBNE acquisition"). Sovereign successfully completed the SBNE acquisition in three phases on March 24, June 16, and July 21, 2000. The acquisition, which became the Sovereign Bank New England Division of Sovereign Bank ("SBNE"), amounted to the largest branch acquisition in banking history. This transaction was accounted for as a purchase.

     On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. This transaction was accounted for as a purchase.

     On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a $50 million privately held specialty leasing company headquartered in Commack, New York. Network provided financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United States. This acquisition was accounted for as a purchase.

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

Subsidiaries

     Sovereign has five wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, is Sovereign Capital Trust I, Sovereign Capital Trust II, and ML Capital Trust I. Sovereign Delaware Investment Corporation, is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. Sovereign Capital Trust I and Sovereign Capital Trust II are special-purpose statutory trusts, created expressly for the issuance of preferred capital securities, which solely holds subordinated debentures of Sovereign. ML Capital Trust I is a special-purpose statutory trust created expressly for the issuance of preferred capital securities.

Employees

     At December 31, 2000, Sovereign had 6,554 full-time and 1,207 part-time employees. None of these employees are represented by a collective bargaining agent, and Sovereign believes it enjoys good relations with its personnel.

Competition

     Sovereign experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other thrift institutions and commercial banks. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

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

     Federal law empowers the Director of the OTS to take substantive action when the Director determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of a savings and loan holding company's subsidiary savings institution. The Director of the OTS has oversight authority for all holding company affiliates, not just the insured institution. Specifically, the Director of the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; (iii) limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Any such limits could be issued in the form of a directive having the legal efficacy of a cease and desist order.

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or "in concert" with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 2000, no individual corporation or other entity owned more than 10% of Sovereign's capital stock.

     Regulatory Capital Requirements. OTS regulations require savings associations to maintain a minimum tangible capital ratio of not less than 2%, a minimum core capital, or "leverage" ratio of not less than 3% and a minimum risk-based capital ratio (based upon credit risk) of not less than 8%. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks. Federal banking agencies are required to ensure that their risk-based capital guidelines take adequate account of interest rate risk, concentration of credit risk and risks of non-traditional activities. In August 1995, the federal banking agencies, including the OTS, issued a rule modifying their then-existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This rule implements the first step of a two-step process by explicitly including a depository institution's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating an institution's capital adequacy. The rule does not establish a measurement framework for assessing an institution's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual institution's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing an institution's capital adequacy for interest rate risk is transitional. The second step of the federal banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. Associations whose exposure to interest-rate risk is deemed to be above normal will be required to deduct a portion of such exposure in calculating their risk-based capital. The OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings association that vary from the minimum requirements that otherwise would apply under the OTS capital regulations. The OTS has not yet established such individual minimum capital requirements. The banking agencies may implement this second step at some future date.

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

     If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2000, Sovereign Bank met the criteria to be classified as "well-capitalized."

     The OTS Order (the "OTS Order") issued in connection with the SBNE acquisition requires Sovereign Bank to be "well capitalized" and also to meet certain other capital ratio requirements and other conditions. Sovereign's various agreements with its lenders also require it to cause Sovereign Bank to be "well capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized," Sovereign Bank must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and total risk based capital of at least 10%. As of December 31, 2000, Sovereign Bank was classified as well capitalized and in compliance with the conditions and capital requirements discussed above. Management expects that Sovereign Bank will continue to be classified as well capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital and related liquidity levels. Sovereign is presently in compliance with these requirements and expects to remain in compliance.

     Standards for Safety and Soundness. The federal banking agencies adopted certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, information technology and data security practices, and compensation standards for officers, directors and employees. The implementation or enforcement of these guidelines has not had a material adverse effect on Sovereign's results of operations.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. Sovereign Bank is in the category of institutions that pay no deposit insurance premiums. However, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current rate for all insured institutions is 1.96 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

     Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institutions' primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term "affiliate" generally includes a holding company such as Sovereign and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies prohibits Sovereign Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits Sovereign Bank from making any equity investment in any affiliate that is not its subsidiary.

     Restrictions on Subsidiary Savings Institution Capital Distributions. Sovereign's principal sources of funds are cash dividends paid to it by Sovereign Bank, investment income and borrowings. OTS regulations limit the ability of savings associations such as Sovereign Bank to pay dividends and make other capital distributions. Associations that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, or if, after giving effect to the proposed distribution, the association's capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

     Qualified Thrift Lender. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. Sovereign Bank is currently in compliance with the qualified thrift lender regulations.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest itself of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Other Loan Limitations. Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 10% of its assets in large commercial loans, with another 10% of assets permissible in "small business loans." Commercial loans secured by real estate, however, are in addition to the above amounts, and can be made in an amount up to four times an institution's capital. An institution can also have commercial leases in addition to the above, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution's assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS.

     Federal Reserve Regulation. Under Federal Reserve Board regulations, Sovereign Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that Sovereign Bank maintain reserves against net transaction accounts in the amount of 3% on amounts of $44.3 million or less, plus 10% on amounts in excess of $44.3 million. Institutions may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

     Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of Sovereign Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

     Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance board ("Finance Board") is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions.

     Under current rules, a FHLB member is generally required to purchase FHLB stock in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. Generally, an institution is eligible to be a member of the FHLB for the district where the member's principal place of business is located. Sovereign Bank is a member of the Pittsburgh FHLB.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. A bank's performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or to engage in new activities. Sovereign Bank's lending activities are in compliance with applicable CRA requirements.

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

     The new legislation also makes a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks. The federal banking regulators have adopted rules regarding privacy for customer information. Banks must establish a disclosure policy for non-public customer information, disclose the policy to their customers, and give their customers the opportunity to object to non-public information being disclosed to a third party. The new law also requires any CRA agreement entered into between a bank and a community group to be disclosed, with both the bank and the group receiving any grants from the bank detailing the amount of funding provided and what it was used for. The new law also requires a bank's policy on fees for transactions at ATM machines by non-customers to be conspicuously posted on the ATM. A number of other provisions affecting other general regulatory requirements for banking institutions were also adopted.

     The OTS and other banking regulators proposed revisions to their capital rules concerning the treatment of residual interests in asset securitizations and other transfers of financial assets. Generally, the proposed rule would require that risk-based capital be held in an amount equal to the amount of residual interests retained on an institution's balance sheet and would limit the amount of residual interests that may be included in Tier 1 capital.

     The OTS has proposed a regulation which would require certain savings and loan holding companies to notify the OTS before engaging in or committing to engage in a limited set of debt transactions, transactions that reduce capital, some asset acquisitions, and other transactions. In addition, while the regulation does not propose capital requirements applicable to all savings and loan holding companies, the OTS is considering whether to adopt a rule setting forth the circumstances in which it would review, on a case-by-case basis, the capital adequacy of a savings and loan holding company and, when necessary, require additional capital.

     In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. The guidance is primarily directed at insured depository institutions.

     In December 2000, the Federal Reserve Board published proposed regulations which would implement the Home Ownership and Equity Protection Act ("HOEPA"). HOEPA, which was enacted in 1994, imposes additional disclosure requirements and certain substantive limitations on certain mortgage loans with rates or fees above specified levels. The proposed regulations would lower the rate levels that trigger the application of HOEPA and would include additional fees in the calculation of the fee amount that triggers HOEPA. The loans Sovereign Bank currently makes are generally below the rate and fee levels that trigger HOEPA. However, if the changes to the rate levels and the calculation of fee amounts in the proposed regulation are adopted, more of the loans Sovereign Bank acquires from other Lenders could be subject to HOEPA.

Item 2. Properties.

     Sovereign Bank is the owner of a five-story office building in Wyomissing, Berks County, Pennsylvania. The building is used as Sovereign Bank's executive offices and operations center.

     Sovereign Bank has 556 branch and loan production offices. Sovereign owns 105 of these offices and leases 451. Sovereign Bank also leases several other facilities throughout its market area to support its various administrative functions.

Item 3. Legal Proceedings.

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 4A. Executive Officers of the Registrant.

     Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of March 27, 2001, is set forth below:

     Richard E. Mohn--Age 69. Mr. Mohn was elected the Chairman of the Board of Sovereign in May 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is the retired Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

     Jay S. Sidhu--Age 49. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

     Lawrence M. Thompson, Jr.--Age 48. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank's Consumer Banking Division in November 2000. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer--Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

     Dennis S. Marlo--Age 58. Mr. Marlo was appointed Chief Financial Officer and Treasurer of Sovereign in May 1998. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign.

     John P. Hamill--Age 60. Mr. Hamill was named Chairman and Chief Executive Officer of SBNE in January 2000. Prior thereto, Mr. Hamill served as President of Fleet National Bank--Massachusetts for eight years and President of Shawmut Corporation.

     Joseph P. Campanelli--Age 44. Mr. Campanelli was named President and Chief Operating Officer of Sovereign Bank's Commercial and Business Banking Division in November 2000 and was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign's acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign's Automotive Finance Division and the Asset Based Lending Group.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

     Sovereign's common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol "SVRN." At March 27, 2001, the total number of holders of Sovereign's common stock was 17,431.

     The high and low bid prices reported on the NASDAQ National Market system for Sovereign's common stock for 2000, adjusted to reflect all stock dividends and splits, were $9.844 and $6.375 and for 1999 were $26.250 and $7.000, respectively.

     During each quarter of 2000 and 1999, Sovereign paid a cash dividend of $.025 per share. During 1998, Sovereign paid a cash dividend of $.020 per share in the first quarter, $.023 per share in the second quarter, $.020 per share in the third quarter and $.021 per share in the fourth quarter. These per share amounts have been adjusted to reflect all stock dividends and stock splits.

     For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see part I, Item 1 "Business--Supervision and
Regulation--Regulatory Capital Requirements" and Note 14 at Item 8 "Financial Statements and Supplementary Data" hereof.

Item 6. Selected Financial Data.

                                                                         SELECTED FINANCIAL DATA(1)
                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                      2000            1999            1998            1997            1996
                                                      ----            ----            ----            ----            ----
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets ...............................  $ 33,457,797    $ 26,607,112     $ 21,913,873     $ 17,655,455     $ 15,298,690
Loans ......................................    21,912,245      14,288,465       11,582,770       11,634,800        9,733,834
Allowance for loan losses ..................      (256,356)       (132,986)        (133,802)        (116,823)         (73,847)
Investment securities ......................     7,293,852      10,392,263        8,502,082        5,372,713        5,012,118
Deposits and other customer accounts .......    24,498,917      12,012,675       12,460,022        9,536,903        8,660,684
Borrowings and long term debt ..............     6,240,308      12,370,109        7,764,933        6,842,034        5,599,109
Stockholders' equity .......................     1,948,884       1,821,495        1,204,068        1,047,795          889,751

Summary Statement of Operations
Total interest income ......................     2,269,735       1,607,329        1,355,371        1,178,777        1,016,826
Total interest expense .....................     1,414,924         992,673          861,759          746,695          629,860
                                              ------------    ------------     ------------     ------------     ------------

Net interest income ........................       854,811         614,656          493,612          432,082          386,966
Provision for loan losses ..................        56,500          30,000           27,961           41,125           22,685
                                              ------------    ------------     ------------     ------------     ------------

Net interest income after provision
    for loan losses ........................       798,311         584,656          465,651          390,957          364,281
Other income ...............................       108,561         130,342          105,181           48,688           63,379
Other expenses .............................     1,013,104         446,384          359,626          269,783          289,773
                                              ------------    ------------     ------------     ------------     ------------

Income/(loss) before income taxes
    and extraordinary item .................      (106,232)        268,614          211,206          169,862          137,887
Income tax provision .......................       (65,215)         89,315           74,751           67,324           47,509
                                              ------------    ------------     ------------     ------------     ------------
Income/(loss) before extraordinary item ....       (41,017)        179,299          136,455          102,538           90,378

Gain on sale of FHLB advances (net of tax
     of $5,225) ............................        10,775            --               --               --               --
                                              ------------    ------------     ------------     ------------     ------------

Net income/(loss)(2) .......................  $    (30,242)   $    179,299     $    136,455     $    102,538     $     90,378
                                              ============    ============     ============     ============     ============

Share Data(3)
Common shares outstanding at end of period
    (in thousands) .........................       226,501         225,470          159,727          141,218          134,000
Preferred shares outstanding at end of period
    (in thousands) .........................          --              --               --              1,996            2,000
Basic earnings/(loss) per share(2) .........  $       (.13)   $       1.02     $        .88     $        .70     $        .63
Diluted earnings/(loss) per share(2) .......  $       (.13)   $       1.01     $        .85     $        .66     $        .59
Book value per share at end of period(4) ...  $       8.60    $       8.08     $       7.54     $       7.42     $       6.64
Common share price at end of period ........  $      8 1/8    $    72 9/64     $     14 1/4     $    17 5/16     $      9 1/8
Dividends declared per common share ........  $        .10    $        .10     $        .08     $        .15     $        .18

Selected Financial Ratios
Dividend payout ratio(5)(6) ................          --               9.9%             9.4%            12.1%            15.3%
Return on average assets(6) ................          --               .75%             .70%             .63%             .63%
Return on average equity(6) ................          --             13.20%           12.42%           10.92%           10.34%
Average equity to average assets ...........          5.83%           5.67%            5.60%            5.75%            6.14%


(1) All financial highlights have been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2) The results for the years ended 2000, 1999, 1998 and 1997 include merger related and other integration charges of $270 million, $23 million, $34 million, and $37 million, after tax, respectively.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

(4) Book value is calculated using equity divided by common shares outstanding at end of period.

(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

(6) These ratios are not meaningful due to the net loss recognized for the year ended December 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General. Sovereign Bancorp, Inc., ("Sovereign" or "the Company"), with assets of $33.5 billion at December 31, 2000, was the 30th largest banking company in the United States, with over 550 offices covering a geographic region stretching from north of Boston to south of Philadelphia. The growth of Sovereign in 2000 was mainly due to the acquisition of $12.3 billion of deposits, $8.0 billion of loans, and over 280 community banking offices from FleetBoston Financial (the "SBNE acquisition"). Sovereign successfully completed the SBNE acquisition in three phases on March 24, June 16, and July 21, 2000. The acquisition, which became the Sovereign Bank New England Division of Sovereign Bank (SBNE), amounted to the largest branch acquisition in banking history as detailed below. (For more details on the SBNE acquisition, and other acquisitions, see Note 2- Business Combinations in the "Notes to Consolidated Financial Statements")

--------------------------------------------------------------------------------
SUMMARY OF COMPLETED SBNE ACQUISITION
(Dollars in billions)

DATE                     DIVESTED UNITS                        DEPOSITS  LOANS  BRANCHES
----                     --------------                        --------  -----  --------
March 24, 2000 ........  Rhode Island, Connecticut (BankBoston)  $ 4.2   $ 2.5    90
June 16, 2000 .........  Eastern Mass (Fleet)                      3.8     3.5    86
July 21, 2000 .........  Central Mass, New Hampshire (Fleet)       4.3     2.0   105
                                                                 -----   -----   ---
                                                                 $12.3   $ 8.0   281

--------------------------------------------------------------------------------

     As a result of the SBNE acquisition, 2000 was a year of repositioning Sovereign for the future--more than doubling our deposit base, changing the mix of loans to be more similar to that of a commercial bank, adding experienced banking professionals to senior management and over 3,000 staff to the organization. Sovereign successfully integrated over 280 community banking branches, accounting and computer systems and achieved net retention equal to 99.8% of the $12.3 billion deposits acquired in the SBNE acquisition at December 31, 2000.

     Sovereign's financial results for 2000 reflect the SBNE acquisition from the dates noted above. Additionally, the results reflect merger-related and integration charges related to all of Sovereign's recent acquisitions, restructuring charges, and non-solicitation expenses (for more information related to these expenses see the Reconciliation of Net Income to Operating Earnings on page 9).

     All per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect all stock dividends and stock splits.

     Summary of Operations. Sovereign reported cash earnings for 2000 of $309 million, or $1.48 per share, up from $231 million and $1.34 per share in 1999. This represents an increase in cash earnings of 33% and a 10% increase in cash earnings per share. Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense. Operating earnings for 2000 were $240 million, an increase of 19% from 1999 operating earnings of $202 million. Operating earnings per share for 2000 was $1.15, as compared to operating earnings per share of $1.18 in 1999 (for more information related to operating and cash earnings, see the Reconciliation of Net Income to Operating Earnings on page 14). Net loss for 2000 was $30 million or $.13 per share. Net income for 1999 was $179 million or $1.01 per share. This represents a decrease in net income of $209 million, which is due to increased merger-related and other unusual charges recorded in 2000, primarily directly or indirectly related to the SBNE acquisition, and certain securities transactions. On an operating basis, return on average equity and return on average assets were 14.24% and
 .77%, respectively, for 2000 compared to 15.51% and .85%, respectively, for 1999.

     Sovereign analyzes its performance on a net income basis determined in accordance with generally accepted accounting principles, as well as on an operating and a cash operating basis before special charges referred to in this analysis as "operating earnings" and "cash earnings". Operating and cash earnings and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results excluding the nonrecurring effects of discreet business acquisitions and other transactions. The Company has included these additional disclosures of operations before special charges because this information is both relevant and useful in understanding performance of the Company. Operating and cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles. Merger-related charges and other items excluded from net income used to derive operating and cash earnings and the effect of certain non-recurring tax benefits included in operating earnings may be significant and may not be comparable to other companies. Special charges were $270.1 million after-tax for the year ended December 31, 2000 and $23.0 million after-tax for the year ended 1999.

     Restructuring Charges. In November 2000, the Company announced the results of a restructuring initiative called "Shaping Sovereign's Future" (SSF). In addition to realigning the Office of the Chief Executive Officer and the Company around customer segments, Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $18.5 million in restructuring costs, which was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform.

     Operating earnings include certain tax benefits related to the sale of minority interests and exclude special charges related to restructuring and merger-related costs as more fully described in the footnotes below. The net impact of the tax benefits and special charges for the year ended December 31, 2000 were $243.8 million after-tax.

     A reconciliation of net income to operating earnings is presented below:

--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO OPERATING EARNINGS
(Dollars in thousands, except per share data - all amounts are after-tax)


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------------

                                                                                        TOTAL                  PER SHARE
                                                                                ----------------------    ------------------
                                                                                  2000          1999        2000      1999
                                                                                ---------    ---------    -------    -------
Net income/(loss) as reported ................................................  $ (30,242)   $ 179,299    $ (0.13)   $  1.01
Net negative carry on escrowed bond proceeds(1) ..............................     18,589        3,123       0.08       0.02
Merger-related and integration costs related to recent acquisitions(2) .......     97,063       20,576       0.43       0.12
Expense on convertible trust preferred securities ("PIERS")(1) ...............      6,502        2,125       0.03       0.01
Loss on securities due to restructuring of the balance sheet(3) ..............     66,956         --         0.29       --
Restructuring(4) .............................................................     12,025         --         0.05       --
Non-solicitation expense(5) ..................................................     78,039         --         0.35       --
Assumed income from reinvestment of net proceeds of
     common equity and PIERS(1) ..............................................     (9,051)      (2,827)     (0.04)     (0.02)
Impact of additional shares outstanding for 2000 common and
     PIERS securities offerings(6) ...........................................       --           --         0.09       0.04
                                                                                ---------    ---------    -------    -------
Operating earnings(6)(7) .....................................................  $ 239,881    $ 202,296    $  1.15    $  1.18
                                                                                =========    =========    =======    =======
Cash earnings(6)(7) ..........................................................  $ 308,564    $ 231,467    $  1.48    $  1.34
                                                                                =========    =========    =======    =======

(1) In connection with the SBNE acquisition, Sovereign raised $1.8 billion of debt and equity capital in November and December 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pretax income of $24.7 million ($16.0 million after-tax) and $3.7 million ($2.4 million after-tax) comprised of the following components for the years ended December 31, 2000 and 1999: a) a reduction of net interest income of $28.6 million ($18.6 million after-tax) and $4.7 million ($3.1 million after-tax); b) expense of $10.0 million ($6.5 million after-tax) and $3.1 million ($2.1 million after-tax) associated with PIERS issued in November 1999; c) an assumed $13.9 million ($9.1 million after-tax) and $4.4 million ($2.8 million after-tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and common stock offerings.

(2) Merger-related and integration charges related to recent acquisitions include direct costs associated with the SBNE acquisition, including investment banking and debt commitment fees, indirect costs incurred to integrate recent acquisitionsinto Sovereign's back-office systems, costs of training, relocation and associated travel, and management's estimate of the carrying costs of certain facilities and personnel acquired in the first closing on March 24, 2000 that were not fully operational until July 21, 2000, the date of the final closing. Also included in merger-related and integration costs are expenses paid related to a structured real-estate transaction involving certain real estate related to SBNE.

(3) In June and September 2000, Sovereign sold $2.1 billion of investment securities as part of a balance sheet deleveraging strategy and incurred a $103 million loss ($67.0 million after-tax). Sovereign used the proceeds from such sales primarily to repay short-term borrowings.

(4) As more fully discussed in "Restructuring Charges", Sovereign recorded $18.5 million ($12.0 million after-tax) primarily related to severance and outplacement related expenses.

(5) As more fully discussed in Note 2 to the Financial Statements, Sovereign is required to pay to FleetBoston, subject to FleetBoston's compliance with a non-solicitation agreement, $333 million over a 19 month period. Sovereign is expensing such payments ratably from the completion of the acquisition to the completion of the payment period.

(6) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include for the years ended December 31, 2000 and 1999, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000, and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the SBNE acquisition.


(7) Operating earnings and cash earnings represent alternative measures of performance and do not represent earnings available to stockholders.

      Results of Operations for the Years Ended December 31, 2000 and 1999

     Net Interest Income. Net interest income for 2000 was $855 million compared to $615 million for 1999, or an increase of 39%. The increase in net interest income in 2000 was due primarily to the increases in interest-earning assets from the SBNE acquisition and internal asset growth, offset slightly by the deleveraging of the balance sheet in the second and third quarters of 2000. The SBNE acquisition added $8.0 billion to average loans and $6.9 billion to average deposits (replacing higher cost FHLB borrowings) in 2000. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds related to the SBNE acquisition, divided by average interest-earning assets) was 3.19% for 2000 compared to 2.88% for 1999.

     Interest on interest-earning deposits was $22.2 million for 2000 compared to $4.7 million for 1999. The average balance of interest-earning deposits was $138 million with an average yield of 16.08% for 2000 compared to an average balance of $15.2 million with an average yield of 31.12% for 1999. The increase in average interest-earning deposits was due to $200 million placed on deposit with FleetBoston in March 2000 until the acquisition was completed in July 2000. The high yields were the result of an outsourced accounts payable process whereby a third-party vendor performs check processing and reconcilement functions for Sovereign's disbursement accounts and pays Sovereign interest on disbursed funds during the two-to-three day float period, effectively producing interest income with no corresponding asset balance. The decrease in rates was due primarily to the lower relative interest rate earned on the $200 million deposit mentioned above as compared to the implied rate earned on the accounts payable process.

     Interest on investment securities available-for-sale was $487 million for 2000 compared to $544 million for 1999. The decrease in interest income was due to the decrease in average investment securities available for sale from $8.1 billion in 1999 to $6.8 billion in 2000, which resulted from the sale of approximately $2.1 billion in investment securities in June and September.

     Interest on investment securities held-to-maturity was $132 million for 2000 compared to $99.8 million for 1999. The average balance of investment securities held-to-maturity was $2.0 billion with an average yield of 6.80% for 2000 compared to an average balance of $1.4 billion with an average yield of 6.94% for 1999. The increase in the average balance was primarily due to the creation of a $1.3 billion escrow fund in the fourth quarter 1999, which was used to fund the SBNE transaction. The escrow funds were invested in commercial paper which matured in conjunction with the escrow break on the final closing of the acquisition on July 21, 2000.

     Interest and fees on loans were $1.6 billion for 2000 compared to $959 million for 1999. The average balance of net loans was $19.4 billion with an average yield of 8.40% for 2000 compared to an average balance of $12.4 billion with an average yield of 7.77% for 1999. The increase in average loan volume was primarily the result of the SBNE acquisition and internal loan growth. The acquisition added $8.0 billion to average loans. The increase in the rate was due to a higher mix of higher yielding commercial and consumer loans, and rate increases reflected in the adjustable rate loans.

     Interest on total deposits was $735 million for 2000 compared to $441 million for 1999. The average balance of total deposits was $19.2 billion with an average cost of 3.83% for 2000 compared to an average balance of $12.2 billion with an average cost of 3.61% for 1999. The increase in the average balance was due primarily to the acquisition of deposits in the SBNE acquisition, which added over $6.9 billion to average deposits during 2000. The increase in rates in 2000 mainly reflects the increase in time deposit and money market account rates due to market conditions.

     Interest on borrowings and long-term debt was $680 million for 2000 compared to $552 million for 1999. The average balance of total borrowings was $10.3 billion with an average cost of 6.54% for 2000 compared to an average balance of $10.1 billion with an average cost of 5.46% for 1999. Although the average balance was consistent between 2000 and 1999, borrowings and debt decreased approximately $6 billion on an absolute basis.

     Average non-interest earning assets were $3.6 billion for 2000, as compared to $2.0 billion for 1999, an increase of $1.6 billion. The increase was due primarily to additions of non-earning assets during 2000 including $1.1 billion in goodwill from the SBNE acquisition, an additional investment in bank owned life insurance (BOLI) of $200 million, and the addition of the precious metals business and equipment of $171 million, also related to the SBNE acquisition.

     Table 1 presents a summary on a tax equivalent basis of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 1: NET INTEREST MARGIN

                                                                      YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------------------------
                                                 2000                           1999                            1998
                                ------------------------------   -----------------------------   ------------------------------
                                  AVERAGE               YIELD/     AVERAGE              YIELD/     AVERAGE              YIELD/
                                  BALANCE      INTEREST  RATE      BALANCE    INTEREST   RATE      BALANCE     INTEREST  RATE
                                  -------      --------  ----      -------    --------   ----      -------     --------  ----
Interest-earning assets:
Interest-earning deposits ...   $   137,826  $   22,158  16.08%  $    15,170 $    4,721 31.12%  $    56,389  $    7,397  13.12%
Investment securities(1):
     available-for-sale .....     6,840,799     496,922   7.26     8,079,731    553,167  6.85     4,336,872     292,531   6.75
     held-to-maturity .......     1,950,093     132,537   6.80     1,440,894     99,949  6.94     2,530,143     182,594   7.22
Net loans(1)(2) .............    19,411,854   1,631,240   8.40    12,379,295    961,635  7.77    11,105,400     882,229   7.94
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----

Total interest-earning
     assets .................    28,340,572   2,282,857   8.06    21,915,090  1,619,472  7.39%   18,028,804   1,364,751   7.57
Non-interest-earning
     assets .................     3,607,109          --     --     2,027,003         --    --     1,589,937          --     --
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----
     Total assets ...........   $31,947,681  $2,282,857   7.15%  $23,942,093 $1,619,472  6.76%  $19,618,741  $1,364,751   6.96%
                                ===========  ==========   ====   =========== ==========  ====   ===========  ==========   ====

Interest-bearing liabilities:
Deposits:
     Demand deposit and
       NOW accounts .........   $ 5,468,164  $   81,842   1.50%  $ 2,835,152 $   34,622  1.22%  $ 1,774,514  $   19,920   1.12%
     Savings accounts .......     2,741,867      67,880   2.48     2,246,127     58,333  2.60     2,126,149      62,694   2.95
     Money market accounts ..     3,059,568     132,131   4.32     1,288,581     50,246  3.90     1,173,889      45,055   3.84
     Certificates of deposit      7,935,943     453,234   5.71     5,836,785    297,625  5.10     5,688,568     316,164   5.56
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----
     Total deposits .........    19,205,542     735,087   3.83    12,206,645    440,826  3.61    10,763,120     443,833   4.12
Total borrowings ............    10,338,648     679,837   6.58    10,101,973    551,847  5.46     7,342,402     417,926   5.69
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----
Total interest-bearing
     liabilities ............    29,544,190   1,414,924   4.79    22,308,618    992,673  4.45    18,105,522     861,759   4.76
Non-interest-bearing
     liabilities ............       541,035          --     --       274,858         --    --       414,719          --     --
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----
     Total liabilities ......    30,085,225   1,414,924   4.70    22,583,476    992,673  4.40    18,520,241     861,759   4.65
Stockholders' equity ........     1,862,456          --     --     1,358,617         --    --     1,098,500          --     --
                                -----------  ----------  -----   ----------- ---------- -----   -----------  ----------  -----
     Total liabilities and
     stockholders' equity ...   $31,947,681  $1,414,924   4.43   $23,942,093 $  992,673  4.15   $19,618,741  $  861,759   4.39
                                ===========  ==========   ====   =========== ==========  ====   ===========  ==========   ====
Net interest spread(3) ......                             2.72%                          2.61%                            2.57%
                                                         =====                          =====                            =====
Taxable equivalent interest
     income/net interest
     margin(4) ..............                   867,933   3.06%                 626,799  2.86%                  502,992   2.79%
                                                         =====                          =====                            =====
     Tax equivalent
     basis adjustment .......                   (13,122)                        (12,143)                         (9,380)
                                             ----------                      ----------                      ----------
     Net interest income ....                $  854,811                      $  614,656                      $  493,612
                                             ==========                      ==========                      ==========
Net interest margin-
      operating basis(5) ....                             3.19%                          2.88%                            2.79%
                                                         =====                          =====                            =====
Ratio of interest-earning
     assets to interest-
     bearing liabilities ....                              .96 x                          .98 x                           1.00 x
                                                         =====                          =====                            =====

(1) Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2000, 1999 and 1998 were $9.5 million, $9.5 million and $8.1 million, respectively. Tax equivalent adjustments to interest loans for the years ended December 31, 2000, 1999 and 1998, were $3.6 million, $2.5 million and $1.1 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2) Amortization of net fees of $14.4 million, $10.4 million and $2.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.

(4) Represents taxable equivalent net interest income divided by average interest-earning assets. Excluding the taxable equivalent adjustment, net interest income divided by average interest-earning assets was 3.02%, 2.80%, and 2.74% for the years ended December 31, 2000, 1999, and 1998, respectively.

(5) Represents net interest margin adjusted to eliminate the negative impact from escrowed financing proceeds relating to the acquisition of SBNE. Sovereign was required to raise $1.8 billion of debt and equity capital by December 15, 1999. Substantially all of the proceeds were required to be escrowed with limited ability to reinvest between closing of the financings and the assumption of the FleetBoston branches. The funds were released from escrow on the final closing of the acquisition on July 21, 2000.

     Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated (in thousands):
--------------------------------------------------------------------------------

TABLE 2: VOLUME/RATE ANALYSIS

                                                                                YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                                2000 VS. 1999                            1999 VS. 1998
                                                             INCREASE/(DECREASE)                      INCREASE/(DECREASE)
                                                    -------------------------------------     -------------------------------------
                                                      VOLUME         RATE         TOTAL         VOLUME         RATE         TOTAL
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Interest-earning assets:
     Interest-earning deposits .................    $  38,171     $ (20,734)    $  17,437     $  (5,407)    $   2,731     $  (2,676)
     Investment securities
       available-for-sale ......................      (84,822)       28,577       (56,245)      252,464         8,172       260,636
     Investment securities
       held-to-maturity ........................       35,321        (2,733)       32,588       (78,608)       (4,037)      (82,645)
     Net loans(1) ..............................      546,296       123,309       669,605       101,200       (21,794)       79,406
                                                                                ---------                                 ---------
Total interest-earning assets ..................                                  663,385                                   254,721
                                                                                ---------                                 ---------
Interest-bearing liabilities:
     Deposits ..................................      252,755        41,506       294,261        59,526       (62,533)       (3,007)
     Borrowings ................................       12,929       115,061       127,990       157,073       (23,152)      133,921
                                                                                ---------                                 ---------
Total interest-bearing liabilities .............                                  422,251                                   130,914
                                                                                ---------                                 ---------
Net change in net interest income ..............    $ 269,282     $ (28,148)    $ 241,134     $  53,050     $  70,757     $ 123,807
                                                    =========     =========     =========     =========     =========     =========

(1) Includes non-accrual loans and loans held for sale.

--------------------------------------------------------------------------------

     Provision for Loan Losses. The provision for loan loss is based upon credit loss experience and an estimation of losses arising in the current loan portfolio. The provision for loan losses for 2000 was $56.5 million compared to $30.0 million for 1999. The higher provisioning was required because of an increase in net charge-offs during the year, and management's desire to raise the overall level of the allowance, from .93% at 1999 to 1.17% in 2000, given increased levels of non-performing and potential problem loans, and current economic conditions.

     As Sovereign continues to place emphasis on commercial and consumer lending, management will regularly evaluate the risk inherent in its loan portfolio and increase its loan loss provision as is necessary. Historically, Sovereign's additions to its loan loss allowance (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. During 2000, Sovereign established an initial allowance of $134.7 million in connection with the SBNE acquisition. This initial allowance for SBNE, together with the provision of $56.5 million exceeded net charge-offs, and thereby increased the loan loss allowance by $123.4 million over 1999 levels.

     Sovereign's net charge-offs for 2000 were $67.8 million and consisted of charge-offs of $92.9 million and recoveries of $25.1 million. This compares to 1999 net charge-offs of $35.6 million consisting of charge-offs of $55.0 million and recoveries of $19.4 million. Sovereign's increased level of commercial charge-offs in 2000 was related primarily to deterioration in a segment of the portfolio concentrated in cash flow, or enterprise lending in syndicated multi-bank credits that were originated by other banks and participated in by Sovereign, as well as direct loans made to Sovereign customers.

     The ratio of net loan charge-offs to average loans, including loans held for sale, was .35% for 2000, compared to .29% for 1999 and .30% for 1998. Commercial loan net charge-offs as a percentage of average commercial loans were
 .50% for 2000, compared to .11% for 1999 and .14% for 1998. Excluding charge-offs related to large corporate credits, commercial loan net charge-offs were .26% for 2000. Consumer loan net charge-offs as a percentage of average consumer loans were .49% for 2000, compared to .49% for 1999 and .80% for 1998. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .09% for 2000,
 .23% for 1999, and .08% for 1998. The increased level of residential mortgage loan net charge-offs in 1999 was the result of $7.0 million net charge-offs incurred as part of a bulk sale of non-performing residential loans.

Table 3 presents the activity in the allowance for loan losses for the years indicated (in thousands):
--------------------------------------------------------------------------------

TABLE 3: RECONCILIATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                  DECEMBER 31,
                                            -------------------------------------------------------
                                              2000        1999        1998        1997       1996
                                            --------    --------    --------    --------    -------
Allowance, beginning of year ............   $132,986    $133,802    $116,823    $ 73,847    $67,515
Charge-offs:
     Residential(1) .....................      8,293      14,038       6,223       8,869     11,016
     Commercial .........................     41,071       4,659       3,220       3,687      5,846
     Consumer ...........................     43,528      36,326      36,887      11,628      2,079
                                            --------    --------    --------    --------    -------
         Total charge-offs ..............     92,892      55,023      46,330      24,184     18,941
                                            --------    --------    --------    --------    -------
Recoveries:
     Residential ........................      1,433       1,629       1,134       1,040      1,376
     Commercial .........................      8,729       1,429         839       2,264        133
     Consumer ...........................     14,894      16,350      10,715       2,079        363
                                            --------    --------    --------    --------    -------
         Total recoveries ...............     25,056      19,408      12,688       5,383      1,872
                                            --------    --------    --------    --------    -------
Charge-offs, net of recoveries ..........     67,836      35,615      33,642      18,801     17,069
Provision for loan losses ...............     56,500      30,000      27,961      41,125     22,685
Acquired allowance and other additions(2)    134,706       4,799      22,660      20,652        716
                                            --------    --------    --------    --------    -------
Allowance, end of year ..................   $256,356    $132,986    $133,802    $116,823    $73,847
                                            ========    ========    ========    ========    =======
Charge-offs, net of recoveries,
     to average total loans .............       .346%       .285%       .300%       .184%      .193%
                                            ========    ========    ========    ========    =======

(1) The 1999 residential charge-offs include $7.0 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the second and fourth quarters of 1999.

(2) For 2000, amount represents initial allowance established in connection with SBNE acquisition. For 1999, amount represents Sovereign's June 1999 acquisition of Peoples Bancorp, Inc. For 1998, amount includes $20.5 million of loan loss allowance established in connection with the CoreStates branch acquisition. For 1997, amount includes $22.0 million of loan loss allowance established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State.

--------------------------------------------------------------------------------

     Sovereign's policy for charging off loans varies with respect to the category of loans and specific circumstances surrounding each loan under consideration. Consumer loans and residential real estate mortgage loans are generally charged off when deemed to be uncollectible or 180 days past due, whichever comes first. Charge-offs of commercial loans are made on the basis of management's ongoing evaluation of non-performing loans.

     Other Income. Total other income was $109 million for 2000 compared to $130 million for 1999. Several factors contributed to the decrease in other income as discussed below.

     Deposit fees were $91.3 million for 2000 compared to $49.2 million for 1999. This increase was primarily due to a favorable shift into core and corporate deposit products over the last year and the impact of the SBNE acquisition.

     Mortgage banking revenues were $25.2 million for 2000 compared to $29.9 million for 1999. At December 31, 2000, Sovereign serviced $4.2 billion of residential loans for others as compared to $5.7 billion at December 31, 1999. Sovereign sold mortgage servicing rights related to $2.5 billion of loans during 2000.

     Loan fees and service charges were $16.9 million for 2000 compared to $8.9 million for 1999. This increase was due primarily to the SBNE acquisition which added $8 billion in loans.

     Net losses on sales of loans and investment securities were $121 million for 2000, compared to a net gain of $4.3 million for 1999, which included net investment security gains/(losses) of $(120.9) million and $3.7 million, and net gains/(losses) on sales of loans of $.2 million and $.6 million in 2000 and 1999, respectively. This decrease was due primarily to the balance sheet deleveraging transactions. During the second and third quarters of 2000, Sovereign sold $2.1 billion of available-for-sale mortgage-backed securities, resulting in losses of $103 million. The net impact of the sales on equity was minimal as these losses were previously reflected as unrealized losses included as a reduction of stockholders' equity in accordance with SFAS115.

     During 2000, Sovereign created a Capital Markets Group. The group was built in three phases. The first phase provided risk management services for corporate clients including foreign exchange, investments and derivatives. The first phase also included securitization expertise for Sovereign's balance sheet assets. The second phase added merger andacquisitions expertise to assist clients. The third phase, in process at December 31, 2000, includes the formation of a broker dealer. The Capital Markets Group generated revenue of $11.1 million in 2000.

Income from bank-owned life insurance ("BOLI") was $33.3 million for 2000 compared to $22.8 million for 1999. This increase was primarily due to an additional investment in BOLI of $200 million which was made during the year.

     General and Administrative Expenses. Total general and administrative expenses were $731 million for 2000 compared to $393 million in 1999. Included in 2000 total general and administrative expenses were $149 million of merger-related, integration and other charges related to recent acquisitions. These special charges include charges directly attributable to the acquired SBNEbranches, indirect costs incurred to integrate recent acquisitions into Sovereign's back office systems, costs that management considered redundant due to separating the SBNE acquisition from a single closing into three separate closings, and expenses related to the structured real estate transaction that involved properties utilized by SBNE. Included in 1999 general and administrative expenses were $30.8 million of merger and integration charges. Excluding the special charges, general and administrative expenses were $582.2 million and $362.1 million, for 2000 and 1999 respectively, or an increase of 61%. This increase was due primarily to the SBNE acquisition which increased compensation and benefits expense for the approximately 3,700 staff and management personnel which were added, increased occupancy and equipment expenses for the additional 281 community banking offices acquired, and increased other administrative expenses resulting from the acquisition. These expenses were reflected in 2000 results from each of the respective three closing dates. See Note2 - Business Combinations for more details on the SBNE acquisition. Sovereign's efficiency ratio (all operating general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2000 was 54.3% compared to 48.6% for 1999.

     Other Operating Expenses. Total other operating expenses were $282 million for 2000 compared to $53.5 million for 1999. Other operating expenses included amortization of goodwill and other intangible assets of $98.9 million for 2000 compared to $38.0 million for 1999 and trust preferred securities expense of $44.3 million for 2000 compared to $15.4 million for 1999. The increase in amortization expense is due to the SBNE acquisition which added $1.1 billion to Sovereign's intangible assets. Trust preferred securities expense increased due to the issuance of additional securities in November 1999.

     Income Tax Provision. The income tax benefit was $65.2 million for 2000 compared to a provision of $89.3 million for 1999. The effective tax rate for 2000 was 66.5% compared to 33.2% for 1999. The effective tax rate for year 2000 is not meaningful due to the high proportion of permanent tax differences, including certain one-time tax benefits included in operating earnings, in relation to the recorded pretax loss. For additional information with respect to Sovereign's income taxes, see Note 18 in the "Notes to Consolidated Financial Statements" hereof.

     Extraordinary Item. During the first quarter of 2000, Sovereign sold FHLB advances which resulted in a pretax gain of $16.0 million ($10.8 million after-tax) and is treated as an early extinguishment of debt under generally accepted accounting principles.

                               Financial Condition

     Loan Portfolio. Sovereign's loan portfolio at December 31, 2000 was $21.9 billion compared to $14.3 billion at December 31, 1999. The increase in net loans was due to the SBNE acquisition which added $8.0 billion in loans and strong originations in Sovereign's existing franchise offset by the securitization of commercial and consumer loans and the conversion of residential loans to mortgage-backed securities.

     As a result of the SBNE acquisition and a continued focus on non-residential lending in its existing franchise portfolio, Sovereign's loan portfolio included $7.8 billion of commercial loans and $6.1 billion of consumer loans. This compares to $4.1 billion of commercial loans and $4.5 billion of consumer loans, at December 31, 1999.

     In addition to the $3.1 billion of commercial loans acquired in the SBNE acquisition, there were $2.3 billion of commercial loans originated during 2000, compared to $3.2 billion of commercial loans originated during 1999. This decrease was due to a high level of originations in 1999 in the Specialty Lending Group including the syndicated cash flow loan participations and other portfolios. Cash flow lending was curtailed in 2000 due to credit risk considerations.

     In addition to the $1.7 billion of consumer loans acquired in the SBNE acquisition, Sovereign originated $2.1 billion of consumer loans during 2000 compared to $2.3 billion of consumer loans for 1999.

     At December 31, 2000, Sovereign's total loan portfolio included $8.0 billion of first mortgage loans secured primarily by liens on owner-occupied one-to-four-family residential properties compared to $5.7 billion at December 31, 1999. Total production of first mortgage loans was $2.3 billion in 2000 of which $.7 billion were sold in the secondary market. This compares to first mortgage loan closings of $2.9 billion and $1.6 billion of loans sold for 1999. In addition, Sovereign acquired and retained $3.2 billion of residential mortgages from FleetBoston, excluding $1.1 billion of residential mortgages which were not relationship assets and were subsequently sold as part of Sovereign's asset liability management strategy to reduce interest rate risk.

     During 2000, Sovereign securitized commercial automotive floor plan loans of $579 million and consumer home equity loans of $369 million. See Note 22 Asset Securitizations in the Notes to Consolidated Financial Statements for more details. Sovereign also converted $1.2 billion of residential mortgages to FHLMC mortgage backed securities which are included in Sovereign's investment securities held-to-maturity portfolio at December 31, 2000.

     Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 10% of its assets in large commercial loans, with another 10% of assets permissible in "small business loans." Commercial loans secured by real estate, however, are in addition to the above amounts, and can be made in an amount up to four times an institution's capital. An institution can also have commercial leases in addition to the above, up to 10% of its assets. Commercial loans and small business loans, as defined, totaled $2.9 billion and $1.3 billion, respectively, as compared to the 10% of assets limitation of $3.3 billion at December 31, 2000.

     Table 4 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

--------------------------------------------------------------------------------

TABLE 4: COMPOSITION OF LOAN PORTFOLIO

                                                                         AT DECEMBER 31,
                                    -------------------------------------------------------------------------------------------
                                             2000                   1999                    1998                    1997
                                    -------------------   ---------------------    --------------------    --------------------
                                      BALANCE   PERCENT     BALANCE     PERCENT      BALANCE    PERCENT      BALANCE    PERCENT
                                    ----------- -------   -----------    ------    -----------   ------    -----------   ------
Residential real estate loans ....  $ 7,927,442    36.2%  $ 5,685,220      39.8%   $ 5,410,467     46.7%   $ 6,944,949     59.7%
Residential construction loans ...       51,415     0.2        59,264        .4         62,536       .5        137,367      1.2
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

     Total Residential Loans .....    7,978,857    36.4     5,744,484      40.2      5,473,003     47.2      7,082,316     60.9
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

Commercial real estate loans .....    2,793,616    12.7     1,516,953      10.6        887,938      7.7        664,943      5.6
Commercial loans .................    4,397,009    20.1     1,690,744      11.8        717,440      6.2        356,517      3.1
Automotive floor plan loans ......      513,641     2.4       730,623       5.1        578,147      5.0        279,757      2.4
Multi-family loans ...............      127,141     0.6       137,019       1.0        115,195      1.0        115,570      1.0
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

     Total Commercial Loans ......    7,831,407    35.8     4,075,339      28.5      2,298,720     19.9      1,416,787     12.1
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------
Home equity loans ................    3,256,598    14.9     1,957,945      13.7      1,750,883     15.1      1,050,304      9.0
Auto loans .......................    2,309,025    10.5     1,936,980      13.6      1,510,676     13.0      1,553,318     13.4
Loans to automotive lessors ......      317,281     1.4       288,636       2.0        252,856      2.2        267,033      2.3
Student loans ....................       26,283     0.1       249,279       1.7        256,744      2.2        190,440      1.6

Credit cards .....................           --      --            --        --             --       --         54,887       .5
Other ............................      192,794     0.9        35,802        .3         39,888       .4         19,715       .2
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

 Total Consumer Loans ............    6,101,981    27.8     4,468,642      31.3      3,811,047     32.9      3,135,697     27.0
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

     Total Loans .................  $21,912,245   100.0%  $14,288,465     100.0%   $11,582,770    100.0%   $11,634,800    100.0%
                                    ===========  ======   ===========    ======    ===========   ======    ===========   ======
Total Loans with:
     Fixed rates .................  $14,165,535    64.6%  $ 8,769,876      61.4%   $ 6,095,088     52.6%   $ 4,859,629     41.8%
     Variable rates ..............    7,746,710    35.4     5,518,589      38.6      5,487,682     47.4      6,775,171     58.2
                                    -----------  ------   -----------    ------    -----------   ------    -----------   ------

     Total Loans .................  $21,912,245   100.0%  $14,288,465     100.0%   $11,582,770    100.0%   $11,634,800    100.0%
                                    ===========  ======   ===========    ======    ===========   ======    ===========   ======


                                        AT DECEMBER 31,
                                    --------------------
                                             1996
                                    --------------------
                                       BALANCE   PERCENT
                                     ----------  -------
Residential real estate loans ....   $7,520,159    77.3%
Residential construction loans ...      136,436     1.3
                                     ----------  ------

     Total Residential Loans .....    7,656,595    78.6
                                     ----------  ------

Commercial real estate loans .....      511,071     5.3
Commercial loans .................      262,840     2.7
Automotive floor plan loans ......           --      --
Multi-family loans ...............      109,774     1.1
                                     ----------  ------

     Total Commercial Loans ......      883,685     9.1
                                     ----------  ------
Home equity loans ................      800,559     8.1
Auto loans .......................       73,393      .8
Loans to automotive lessors ......           --      --
Student loans ....................      211,358     2.2

Credit cards .....................       82,798      .9
Other ............................       25,446      .3
                                     ----------  ------

 Total Consumer Loans ............    1,193,554    12.3
                                     ----------  ------

     Total Loans .................   $9,733,834   100.0%
                                     ==========  ======
Total Loans with:
     Fixed rates .................   $2,318,695    23.8
     Variable rates ..............    7,415,139    76.2
                                     ----------  ------

     Total Loans .................   $9,733,834   100.0%
                                     ==========  ======

--------------------------------------------------------------------------------

     Table 5 presents the contractual maturity of Sovereign's commercial loans at December 31, 2000 (in thousands):

TABLE 5: LOAN MATURITY SCHEDULE

                                                 AT DECEMBER 31, 2000, MATURING
                                  ----------------------------------------------------------
                                  IN ONE YEAR       ONE TO          AFTER
                                    OR LESS       FIVE YEARS      FIVE YEARS        TOTAL
                                  ----------      ----------      ----------      ----------
Commercial real estate loans      $  128,641      $1,408,945      $1,256,030      $2,793,616
Commercial loans ...........       1,774,557       1,772,561         849,891       4,397,009
Automotive floor plans loans         233,115         193,196          87,330         513,641
Multi-family loans .........             132          21,560         105,449         127,141
                                  ----------      ----------      ----------      ----------
     Total .................      $2,136,445      $3,396,262      $2,298,700      $7,831,407
                                  ==========      ==========      ==========      ==========
Loans with:
     Fixed rates ...........      $   87,718      $1,937,439      $1,361,862      $3,387,019
     Variable rates ........       2,048,727       1,458,823         936,838       4,444,388
                                  ----------      ----------      ----------      ----------
Total ......................      $2,136,445      $3,396,262      $2,298,700      $7,831,407
                                  ==========      ==========      ==========      ==========

     Credit Risk Management. Extending credit exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and whether the loan is secured or unsecured, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee. In addition to being subjected to the judgement of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign's credit standards.

     The Loan Review Group conducts ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitors compliance with applicable laws and regulations, provides objective measurement of the risk inherent in the loan portfolio, and ensures that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. In response to Sovereign's increased emphasis on commercial and consumer lending, Sovereign has added to its loan review group by hiring loan review officers with significant commercial and consumer experience. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history, or other factors. Commercial loan credit quality is strong but due to questions on the strength of the economy, is under a high level of scrutiny by both line management and the independent Loan Review Group.

     The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign's strategies for managing the related credit risk.

     Commercial Loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower's capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower's assets and by personal guarantees. Commercial real estate loans are originated primarily within the Pennsylvania, New Jersey, and New England market areas and are secured by developed real estate at conservative loan-to-values and often by a guarantee of the borrower. Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrower or industry do not exist.

     Consumer Loans. Credit risk in the direct consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80% or credit insurance is purchased to limit exposure. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans. The portion of the consumer portfolio which is secured by real estate, vehicles, deposit accounts or government guarantees comprises 96.8% of the entire portfolio.

     Residential Loans. Sovereign originates fixed rate and adjustable rate residential mortgage loans which are secured by the underlying 1-4 family residential property. At December 31, 2000 and 1999, residential loans accounted for 37% and 40%, respectively, of the total loan portfolio. This decrease was the outcome of Sovereign's increased emphasis on commercial and consumer lending. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Credit risk is further reduced since a portion of Sovereign's fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

     Collections. Sovereign closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at the monthly Asset Review Committee meetings. Minutes from these meetings are submitted to the Board of Directors of Sovereign Bank.

     Non-performing Assets. At December 31, 2000, Sovereign's non-performing assets were $187 million compared to $84 million at December 31, 1999. Non-performing assets as a percentage of total assets was .56% at December 31, 2000 compared to .32% at December 31, 1999. This increase was caused by each segment of the portfolio, but notably in residential and commercial portfolios. Commercial non-performing loans are higher due to deterioration in a segment of the portfolio concentrated in cash flow, or enterprise lending in syndicated, multi-bank credits that were originated by other banks and participated in by Sovereign, as well as direct loans made to Sovereign customers.

     At December 31, 2000, 46% of non-performing assets consisted of loans related to real estate or OREO. Another 7% of non-performing assets consist of indirect auto loans and other repossessed assets. Indirect auto loans delinquent in excess of 120 days carry an allowance allocation of 100%. Repossessed autos carry an allowance allocation of 50%. Sovereign places all loans 90 days or more delinquent (except auto loans and loans guaranteed by the government or secured by deposit accounts) on non-performing status. Sovereign's auto loans continue to accrue interest until they are 120 days delinquent, at which time they are placed on non-accrual status and a 100% allowance allocation is assigned. Effective January 1, 2001, Sovereign will extend the auto loans accrual policy to other consumer loans.

     Table 6 presents the composition of non-performing assets at the dates indicated (in thousands):

--------------------------------------------------------------------------------

TABLE 6: NON-PERFORMING ASSETS

                                                                            AT DECEMBER 31,
                                                           -----------------------------------------------------
                                                             2000      1999       1998        1997        1996
                                                           --------   -------   --------    --------    --------
Non-accrual loans:
     Residential ....................................      $ 60,322   $32,374   $ 60,582    $ 65,930    $ 78,463
     Commercial real estate .........................        12,403     4,110      6,108       2,785       8,136
     Commercial .....................................        64,485    12,668      7,305         942       3,332
     Consumer .......................................        38,239    26,259     25,964      25,720       9,254
                                                           --------   -------   --------    --------    --------
Total non-accrual loans .............................       175,449    75,411     99,959      95,377      99,185
Restructured loans ..................................         3,755     3,755        141         327       1,561
                                                           --------   -------   --------    --------    --------
Total non-performing loans ..........................       179,204    79,166    100,100      95,704     100,746
Other real estate owned and other
     repossessed assets:
     Residential real estate owned ..................         4,425     2,344     12,147      11,299      13,669
     Commercial real estate owned ...................            --     1,223        665         710       4,380
     Other repossessed assets .......................         3,758     1,762      2,772          --          --
                                                           --------   -------   --------    --------    --------
Total other real estate owned and
     other repossessed assets .......................         8,183     5,329     15,584      12,009      18,049
                                                           --------   -------   --------    --------    --------
Total non-performing assets .........................      $187,387   $84,495   $115,684    $107,713    $118,795
                                                           ========   =======   ========    ========    ========
Past due 90 days or more as to interest or principal
     and accruing interest ..........................      $ 16,733   $10,238   $  9,975    $  7,053    $ 16,722
Non-performing assets as a percentage of total assets           .56%      .32%       .53%        .61%        .78%
Non-performing loans as a percentage of total loans .           .82       .55        .86         .82        1.05
Non-performing assets as a percentage of total loans
     and other real estate owned ....................           .85       .59       1.00         .92        1.22
Allowance for loan losses as a percentage of total
     non-performing assets ..........................         136.8     157.4      115.7       108.5        62.2
Allowance for loan losses as a percentage of total
     non-performing loans ...........................         143.1     168.0      133.7       122.1        73.3
                                                           --------   -------   --------    --------    --------

--------------------------------------------------------------------------------

     Gross interest income for the years ended December 31, 2000, 1999 and 1998 would have increased by approximately $7.0 million, $5.0 million and $9.5 million, respectively, had Sovereign's period-end non-accruing and restructured loans been current in accordance with their original terms and outstanding throughout the period. Interest income recorded on these loans for the years ended December 31, 2000, 1999, and 1998 was $3.8 million, $2.1 million and $3.3 million, respectively.

     Potential Problem Loans. Potential problem loans (consisting of loans for which management has doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $97 million and $13 million at December 31, 2000 and 1999.

     Allowance for Loan Loss. The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, delinquency trends, economic conditions, industry trends and consultation with regulatory authorities when determining the allowance. The Company's last regulatory examination was as of September 30, 2000.

     At December 31, 2000, Sovereign's loan delinquencies (all performing loans greater than 30 days delinquent) as a percentage of total loans was 2.29% compared to 1.94% at December 31, 1999. This increase was evident in each segment of the portfolio. Overall, management believes that delinquencies, charge-offs, and non-performing statistics have evidenced deterioration because of certain specific factors and not weakness throughout the entire portfolio. Nonetheless, the allowance has been increased from .93% to 1.17% of total loans reflecting these trends and the shift in portfolio composition throughout the year, and credit risk management processes continue to identify deterioration as soon as possible. At December 31, 1999, Sovereign's loan portfolio was 40% residential, 31% consumer and 29% commercial. At December 31, 2000, Sovereign's loan portfolio was 36% residential, 28% consumer and 36% commercial. Along with higher yields, management believes this shift in loan composition brings higher inherent risk.

     Sovereign maintains an allowance for loan losses sufficient to absorb inherent losses in the loan portfolio. As discussed in Credit Management, Sovereign believes the current allowance to be at a level adequate to cover such inherent losses. At December 31, 2000, the Company's total allowance was $256 million. The Company's total allowance at year-end equated to approximately 4.0 times the average charge-offs for the last three years and 5.6 times the average net charge-offs for the same three-year period. Because historical charge-offs are not necessarily indicative of future charge-off levels, the Company also gives consideration to other risk indicators when determining the appropriate allowance level.

     Sovereign applies similar methods of determining the loan loss allowance for purchased loan portfolios as it does in establishing allowances for originated loans. Sovereign established $135 million of allowance for loan losses for the loans acquired in the SBNE acquisition. In establishing this allowance, Sovereign utilized its methodology, adjusted for increased uncertainty regarding the quality of the acquired loans. Sovereign performed specific reviews of large non-homogeneous loans, and established specific allowances accordingly. For homogenous loans, Sovereign established the loan loss allowance based on limited available performance history, industry statistics and similar experiences with other acquired portfolios.

     The allowance for loan losses consists of two elements: (i) an allocated allowance, which for non-homogeneous loans is comprised of allowances established on specific classified loans, and class allowances for both homogeneous and non-homogeneous loans based on historical loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in the Company's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

     The allowance recorded for consumer and residential portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established approximating a rolling twelve-month estimate of net-charge-offs.

     The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance.

     The specific allowance element of the commercial loan allowance is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined classification. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered, and periodically reviewed by the Loan Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

     The class allowance element of the commercial loan allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated annually and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer groups loss experience. While this analysis is conducted annually, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer conditions and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

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

     Although the Company determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. The Company's methodology includes several factors intended to minimize the differences between estimated and actual losses. These factors allow the Company to adjust its estimate of losses based on the most recent information available.

     During 2000, management analysis of historical losses of the residential and consumer portfolios enabled the Company to reduce reserves for these portfolios to a level that is more comparable to the portfolio's performance history, as discussed below.

     Table 7 summarizes Sovereign's allocation of the allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

--------------------------------------------------------------------------------

TABLE 7: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                           AT DECEMBER 31,
                                  ------------------------------------------------------------------------------------------------
                                         2000                 1999               1998                1997              1996
                                  -----------------   ------------------  ------------------  ------------------  ----------------
                                             % OF                 % OF                % OF                % OF              % OF
                                           LOANS TO             LOANS TO            LOANS TO            LOANS TO          LOANS TO
                                             TOTAL                TOTAL               TOTAL               TOTAL             TOTAL
                                   AMOUNT    LOANS     AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT     LOANS    AMOUNT   LOANS
                                   ------  --------    ------   --------   ------   --------   ------   --------   ------ --------
Allocated allowances:
     Commercial loans ......      $149,828    36%     $ 58,784     29%    $ 38,354     20%    $ 30,793     12%    $21,091     9%
     Residential real estate
       mortgage loans ......        34,629    36        19,535     40       22,427     47       36,351     61      25,835    79
     Consumer loans ........        48,053    28        43,455     31       48,083     33       24,300     27      10,274    12
Unallocated allowances .....        23,846   n/a        11,212    n/a       24,938    n/a       25,379    n/a      16,647   n/a
                                  --------   ---      --------    ---     --------    ---     --------    ---     -------   ---
Total allowance
     for loan losses .......      $256,356   100%     $132,986    100%    $133,802    100%    $116,823    100%    $73,847   100%
                                  ========   ===      ========    ===     ========    ===     ========    ===     =======   ===

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $19.5 million at December 31, 1999 to $34.6 million at December 31, 2000. The increase was due primarily to reserves established in connection with the SBNE acquisition of $15.6 million offset somewhat by a reduction of $14.3 million of reserves allocated to the originated portion of the portfolio due to a change in estimate. The increase between years represents an increase in absolute levels, from .34% at December 31, 1999, to .41% at December 31, 2000, reflecting some increased levels of delinquencies and non-performing assets. Delinquencies, stated on a consistent basis to reflect the FFIEC classification guidelines implemented in 2000, increased slightly from 3.22% at December 31, 1999 to 3.78% at December 31, 2000.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $43.5 million at December 31, 1999 to $48.1 million at December 31, 2000 due to reserves established in connection with the SBNE acquisition of $18.6 million offset by a change in estimate of $16.8 million related to management's analysis of portfolio performance over the past several years. Specifically, since its acquisition of the portfolio from FleetBoston Financial in 1997, the Company enhanced its underwriting and credit monitoring processes related to its indirect auto portfolio and purchased indirect auto portfolio, which has resulted in a decrease in historical net charge-offs in the auto portfolio from 1.23% for 1998 to .53% for 2000.

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased $91 million to $149.8 million at December 31, 2000. This increase is due to reserves established in connection with the SBNE acquisition of $80 million and management's evaluation of general economic conditions and trends in the performance of this portfolio which resulted in an increased allocation of $31.1 million due to deterioration of certain asset based and cash flow loans in the Specialty Lending Group. The allowance allocated to the commercial portfolio was increased by $7.6 million due to rating changes in the Company's general commercial credits. Although Sovereign experienced deterioration in credit quality in selected portfolios, seasoning and improved performance enabled the Company to release $6.7 million and $12.6 million, respectively, from its small business portfolio and commercial real estate portfolio. Total commercial non-accrual loans as a percentage of total commercial loans increased from .41% at December 31, 1999 to .98% at December 31, 2000 primarily in the aforementioned Specialty Lending Group, and resulted in the allowance allocated to commercial loans as a percentage of total commercial loans increasing from 1.44% at December 31, 1999 to 1.91% at December 31, 2000. In addition to the increase in non-accruals noted above, this increase was due to management's belief that economic conditions are showing signs of slowing from periods of earlier robust growth and markets are mixed.

     Unallocated Allowance. The unallocated allowance increased $12.6 million to $23.8 million at December 31, 2000. The increase in the unallocated allowance is related to management's evaluation of current economic conditions, loan portfolio trends, and recently acquired portfolios. The increase raises the unallocated allowance as a percentage of the total allowance for loan losses from 8.4% at December 31, 1999 to 9.3% at December 31, 2000. This is a result of increased uncertainty with respect to current economic conditions, along with the shift in the Company's loan composition, which brings higher inherent risk.

     Investment Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The private label issues have ratings of "AAA" by Standard and Poor's and Fitch at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes which have an average life of four years or less. The effective duration of the total investment portfolio at December 31, 2000 was 3.6 years.

     Investment Securities Available-for-Sale. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities available-for-sale, see Note 4 in the "Notes to Consolidated Financial Statements" hereof. The actual maturities of mortgage-backed securities available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. During 2000, Sovereign sold $2.1 billion of investment securities available for sale and incurred a $103 million loss as part of a balance sheet deleveraging strategy.

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

     In the third and fourth quarters of 2000, $1.2 billion of owned mortgage loans were securitized. Sovereign retained the resulting securities and classified them as held-to-maturity.

     Table 8 presents the book value of investment securities by obligation and Table 9 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's stockholders' equity which were held by Sovereign at December 31, 2000 (dollars in thousands):

--------------------------------------------------------------------------------

TABLE 8: INVESTMENT SECURITIES BY OBLIGOR

                                                    AT DECEMBER 31,
                                               --------------------------
                                                  2000            1999
                                               ----------      ----------

Investment securities available-for-sale:
     U.S. Treasury and government
     agency securities ..................      $1,417,553      $  964,016
     State and municipal securities .....           6,815          32,179
     Other securities ...................       3,891,216       7,034,017
                                               ----------      ----------
Total investment securities
     available-for-sale .................      $5,315,584      $8,030,212
                                               ==========      ==========
Investment securities held-to-maturity:
     U.S. Treasury and government
     agency securities ..................      $1,568,908      $  504,673
     State and municipal securities .....             739           3,275
     Other securities ...................         408,621       1,854,103
                                               ----------      ----------
Total investment securities
     held-to-maturity ...................      $1,978,268      $2,362,051
                                               ==========      ==========


TABLE 9: INVESTMENT SECURITIES OF SINGLE ISSUERS

                                                AT DECEMBER 31, 2000
                                            ----------------------------
                                            AMORTIZED COST    FAIR VALUE
                                            --------------    ----------

Cendant Mortgage ......................      $  402,939      $  396,348
Countrywide Home Loans, Inc. ..........         253,919         249,104
First Nationwide Trust ................         263,202         250,915
Norwest Asset Securities Corporation ..         272,596         262,823
PNC Mortgage Securities Corporation ...         420,346         418,592
Residential Asset Securitization Trust          305,521         301,034
Residential Funding Corporation .......         424,247         425,998
Structured Asset Securities Corporation         386,216         378,054
                                             ----------      ----------

     Total ............................      $2,728,986      $2,682,868
                                             ==========      ==========

--------------------------------------------------------------------------------

     Table 10 presents the book value, expected maturities and yields of Sovereign's investment securities available-for-sale at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

TABLE 10: INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE-FOR-SALE

                                                                                AT DECEMBER 31, 2000, DUE
                                                      -------------------------------------------------------------------------
                                                                                                      AFTER 10
                                                        IN ONE YEAR   ONE YEAR/     FIVE YEARS/        YEARS/
                                                          OR LESS    FIVE YEARS      TEN YEARS       NO MATURITY       TOTAL
                                                      -------------  ----------    -------------    -------------    ----------
Investment Securities:
     U.S. Treasury and government agency securities   $      80,831  $   11,109    $          --    $          --    $   91,940
                                                               6.42%       6.18%              --               --          6.39%
     Corporate securities .........................              --         604          180,693          124,512       305,809
                                                                 --        8.60%            8.84%            9.00%         8.91%
     Asset-backed securities ......................          96,084     264,600          119,469           31,443       511,596
                                                               6.82%       6.83%            6.70%            6.40%         6.77%
     Equities .....................................              --          --               --           51,660        51,660
                                                                 --          --               --               --            --
     FHLB stock ...................................              --          --               --          225,797       225,797
                                                                 --          --               --             7.25%         7.25%
     Agency preferred stock .......................              --          --               --          425,877       425,877
                                                                 --          --               --             7.94%         7.94%
     Municipal securities .........................             355         364            1,122            4,974         6,815
                                                               5.81%       5.84%            6.02%            6.00%         5.98%
Mortgage-backed Securities:
     U.S. government agency passthroughs ..........          88,284     281,417          163,137          141,101       673,939
                                                               7.11%       7.08%            6.99%            6.86%         7.02%
     Non-agency passthroughs ......................         438,876   1,122,386          418,209          534,097     2,513,568
                                                               6.65%       6.66%            6.67%            7.26%         6.78%
Collateralized mortgage obligations ...............          50,360     278,287          155,402           24,534       508,583
                                                               7.30%       7.30%            7.36%            6.80%         7.29%
                                                      -------------  ----------    -------------    -------------    ----------
Total investment and mortgage-backed
     securities available-for-sale ................   $     754,790  $1,958,767    $   1,038,032    $   1,563,995    $5,315,584
                                                      -------------  ----------    -------------    -------------    ----------

Weighted average yield ............................            6.75%       6.83%            7.20%            7.28%         7.02%
                                                      =============  ==========    =============    =============    ==========

     Table 11 presents the book value, expected maturity and yields of Sovereign's investment securities held-to-maturity at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

TABLE 11: INVESTMENT AND MORTGAGE-BACKED SECURITIES HELD-TO-MATURITY

                                                                           AT DECEMBER 31, 2000, DUE
                                                           --------------------------------------------------------------
                                                            IN ONE YEAR    ONE YEAR/  FIVE YEARS/    AFTER
                                                              OR LESS     FIVE YEARS  TEN YEARS    TEN YEARS      TOTAL
                                                           -----------    --------    --------    ---------    ----------
Investment Securities:
     U.S. Treasury and government agency securities ....   $     4,704    $  1,525    $    153    $      --    $    6,382
                                                                  6.89%       7.19%       7.20%          --          6.97%
     Corporate securities ..............................            --       2,525      33,259           --        35,784
                                                                    --       10.21%      10.27%          --         10.27%

     Municipal securities ..............................           406         333          --           --           739
                                                                  5.01%       5.83%         --           --          5.38%

Mortgage-backed Securities:
     U.S. government agency passthroughs ...............       258,512     732,721     343,538      227,755     1,562,526
                                                                  7.29%       7.17%       6.85%        6.26%         6.99%

     Non-agency passthroughs ...........................         9,539      23,029       5,690          860        39,118
                                                                  7.42%       7.69%       7.96%        7.93%         7.67%

Collateralized mortgage obligations ....................        80,947     222,672      17,176       12,924       333,719
                                                                  6.23%       6.57%       7.18%        7.41%         6.55%
                                                           -----------    --------    --------    ---------    ----------
Total investment and mortgage-backed
     securities held-to-maturity .......................   $   354,108    $982,805    $399,816    $ 241,539    $1,978,268
                                                           ===========    ========    ========    =========    ==========

Weighted average yield(1) ..............................          7.04%       7.06%       7.16%        6.32%         6.99%
                                                           ===========    ========    ========    =========    ==========

(1) Weighted average yield calculated using amortized cost

--------------------------------------------------------------------------------

     Other Assets. Premises and equipment increased from 1999 due to the acquisition of various assets in the SBNE franchise aggregating $68 million and the growth of the existing franchise. Accrued interest receivable increased $66 million due to the increase in the loan portfolio and the increased yield on such loans. BOLI increased due to an additional investment of $200 million during the year. Other assets at December 31, 2000 was $951.2 million compared to $530.2 million at December 31, 1999. The increase primarily relates to $180 million of precious metals inventory, and other assets, acquired in the SBNE transaction.

     Goodwill and other intangible assets increased $1.0 billion to $1.5 billion which represented 4.3% of total assets and 74.7% of stockholders' equity at December 31, 2000. This increase was primarily due to additional goodwill of $726 million and core deposit intangible of $429 million related to the Fleet acquisition offset by goodwill and intangible asset amortization of $99 million. The goodwill arose from the purchase of $12.3 billion of deposits at a premium of 12% (9% net of adjustments) and purchase accounting adjustments related primary to marking the loans to market value and establishing an initial loan loss allowance.

     Deposits. Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including demand and NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits at December 31, 2000 were $24.5 billion compared to $12.0 billion at December 31, 1999. The increase in deposits is attributable to $12.3 billion of deposits acquired in the SBNE acquisition, of which net retention was 99.8%, and growth in our existing deposit base of approximately $800 million, offset by $315 million of deposits divested in the sale of 20 branches in northern Pennsylvania.

     Table 12 presents the composition of Sovereign's average deposits and yield rates for the periods indicated (in thousands):

--------------------------------------------------------------------------------

TABLE 12: AVERAGE DEPOSITS AND YIELD RATES

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                               2000                       1999                         1998
                                     ----------------------      -----------------------     ----------------------
                                        AVERAGE                    AVERAGE                     AVERAGE
                                        BALANCE       RATE         BALANCE        RATE         BALANCE        RATE
                                     -----------    -------      -----------    --------     -----------     ------
Demand deposit and NOW accounts      $ 5,468,164      1.50%      $ 2,835,152      1.22%      $ 1,774,514      1.12%
Savings accounts ..............        2,741,867      2.48%        2,246,127      2.60%        2,126,149      2.95%
Money market accounts .........        3,059,568      4.32%        1,288,581      3.90%        1,173,889      3.84%
Retail certificates of deposit         7,073,743      5.65%        4,945,452      5.05%        4,903,742      5.56%
                                     -----------                 -----------                 -----------
     Total retail deposits ....       18,343,342      3.72%       11,315,312      3.47%        9,978,294      4.01%
Jumbo certificates of deposit .          862,200      6.27%          891,333      5.36%          784,826      5.59%
                                     -----------                 -----------                 -----------
     Total deposits ...........      $19,205,542      3.83%      $12,206,645      3.61%      $10,763,120      4.12%
                                     ===========                 ===========                 ===========

--------------------------------------------------------------------------------

     Borrowings. Sovereign utilizes borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh ("FHLB") provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by investment securities. Total borrowings at December 31, 2000 were $1.3 billion, compared to total borrowings of $6.2 billion at December 31, 1999.

     Through the use of interest rate swaps, $400 million of the FHLB advances at December 31, 2000 have been effectively converted from variable rate obligations to fixed rate obligations. An additional $500 million of borrowings have been protected from upward repricing through the use of interest rate caps.

     Table 13 presents information regarding Sovereign's borrowings and the related weighted average rate at the dates indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 13: BORROWINGS

                                                                        AT DECEMBER 31,
                                                       -----------------------------------------------
                                                                2000                        1999
                                                       --------------------       --------------------
                                                         BALANCE       RATE         BALANCE       RATE
                                                       ----------      ----       ----------      ----
Federal funds purchased ............................   $  130,000      5.23%      $       --        --
Securities sold under repurchase agreements ........      230,900      6.58%         102,944      5.85%
Federal Home Loan Bank advances ....................      970,000      6.62%       6,054,995      5.67%
                                                       ----------      ----       ----------      ----
Total borrowings ...................................   $1,330,900      6.48%      $6,157,939      5.67%
                                                       ==========      ====       ==========      ====

--------------------------------------------------------------------------------

     Table 14 summarizes information regarding short-term securities sold under repurchase agreements and short-term FHLB advances (in thousands):

--------------------------------------------------------------------------------

TABLE 14: DETAILS OF BORROWINGS

                                                                            DECEMBER 31,
                                                                    --------------------------
                                                                         2000          1999
                                                                    -----------    -----------
Short-term securities sold under repurchase agreement:

Balance ...................................................         $  230,900     $  102,944
Weighted average interest rate ............................               6.58%          5.85%
Maximum amount outstanding at any month-end during the year         $1,426,828     $2,461,914
Average amount outstanding during the year ................         $  811,601     $1,145,454
Weighted average interest rate during the year ............               6.57%          5.46%

Short-term FHLB advances:
Balance ...................................................         $  970,000     $6,054,995
Weighted average interest rate ............................               6.62%          5.67%
Maximum amount outstanding at any month-end during the year         $8,753,000     $6,054,995
Average amount outstanding during the year ................         $4,267,647     $3,442,512
Weighted average interest rate during the year ............               6.59%          5.57%

--------------------------------------------------------------------------------

     Long-Term Debt. Total long-term debt at December 31, 2000 was $4.9 billion compared to $6.2 billion at December 31, 1999. The decrease in long-term debt was due to the maturity of the 6.75% subordinated notes, the early repayment of a portion of the senior credit facility, the sale of FHLB advances which resulted in an extraordinary gain, and the maturity of long-term FHLB advances.

     On March 1, 2001, Sovereign refinanced the $500 million senior secured credit facility with a variable rate $400 million senior secured credit facility consisting of a $350 million revolving line and a $50 million term note. On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. The proceeds of this issuance, along with the proceeds of $150 million from the 20 million shares of common stock issued on February 9, 2001, were used to repay $240 million of 6.625% senior notes which matured on March 15, 2001 and for additional liquidity.

     Bank Regulatory Capital

     Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

     The OTS Order, as amended, applicable to the approval of the SBNE acquisition (the "OTS Order") requires Sovereign Bank to be "Well Capitalized" and also to meet certain additional requirements and other conditions. Various agreements with our lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Management believes, as of December 31, 2000 and 1999, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be "Well Capitalized". Management expects that Sovereign Bank will continue to be classified as well-capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires us to maintain certain Tier 1 capital levels. We are presently in compliance with this requirement and expect to remain as such. For a detailed discussion on regulatory capital requirements, see Note 15 in the "Notes to Consolidated Financial Statements" hereof.

     Table 15 presents the capital ratios of Sovereign Bank and the current regulatory requirements at December 31, 2000.

--------------------------------------------------------------------------------

TABLE 15: REGULATORY CAPITAL
                                                                        WELL
                                        SOVEREIGN      MINIMUM       CAPITALIZED
                                          BANK       REQUIREMENT     REQUIREMENT
                                        ---------    -----------     -----------
Tangible capital to tangible assets ...   6.92%         2.00%           None
Tier 1 leverage ratio .................   6.92          3.00            5.00%
Tier 1 risk-based capital ratio .......   9.20          4.00            6.00
Total risk-based capital ratio ........  10.31          8.00           10.00

--------------------------------------------------------------------------------

Liquidity and Capital Resources

     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign's financial obligations. Sovereign's primary sources of liquidity include retail deposit gathering, Federal Home Loan Bank (FHLB) borrowings, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include federal funds purchased, asset securitizations, liquid investment portfolio securities and debt issuances.

     Sovereign is required under applicable federal regulations to maintain specified levels of liquid investments in cash and other qualifying investments. Current regulations require Sovereign Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. As of December 2000, the Bank's liquidity ratio was 48.38%.

     Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2000, Sovereign had $5.4 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     During 2000, the Company completed the following transactions to provide either additional capital and/or increased liquidity:

     Securitizations: In December 2000, the Company securitized and sold approximately $369 million of home equity loans. In October 2000, Sovereign securitized and sold $579 million of automotive floor plan commercial loans.

     Branch Sale: In the fourth quarter 2000, Sovereign sold certain non-strategic branches with deposits of $315 million.

     The securitizations and branch sales resulted in a net gain of $9 million, recorded as other income in the Financial Statements.

     REIT Preferred Stock: In August 2000, the Company raised $140 million from issuance of preferred stock of a subsidiary, Sovereign REIT.

     Structured Real Estate Transaction: In the second quarter, 2000, Sovereign executed a structured real estate transaction that involved the sale and subsequent leaseback of its own real estate and entered into a long-term lease arrangement for certain real estate used in the SBNE franchise. The total transaction was valued at $308 million. Total expenses related to the transaction were approximately $17 million pretax and were recorded as merger-related charges.

     During 1999, the Company raised $1.8 billion of debt and equity to finance its acquisition of Sovereign Bank New England. Components of these financings were as follows:

     Common Stock: 43.8 million shares of common stock were issued on November 15, 1999 resulting in net proceeds to Sovereign of $331.5 million.

     Piers Units: 5.75 million units of Trust Preferred Income Equity Redeemable Securities (PIERS) were issued on November 15, 1999, resulting in net proceeds to Sovereign of $278.3 million, $91.5 million of which has been allocated to the value of the warrants and is treated as original issue discount. The original issue discount is accreted into Trust Preferred Securities expense over the life of the unit resulting in an effective yield of 11.74%. Each PIERS unit consists of:

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

     Senior Notes: $200 million of 10.25% notes due May 15, 2004, and $500 million of 10.50% notes due November 15, 2006, on November 15, 1999 resulting in net proceeds to Sovereign of $681.3 million. The senior notes are unsecured senior obligations of Sovereign and rank equally with all existing and future senior indebtedness.

     Senior Secured Credit Facility: $500 million floating rate senior secured credit facility resulting in net proceeds to Sovereign of $485.5 million on December 16, 1999. The senior secured credit facility is secured primarily by the stock of Sovereign Bank, which is wholly owned by Sovereign Bancorp. The senior facility will mature on the date six months prior to the maturity date of the 10.25% senior notes, but in no event later than June 30, 2003. The facility's original amortization schedule was as follows: 2000-5%, $25 million; 2001-15%, $75 million; 2002-40%, $200 million; and 2003-40%, $200 million with mandatory prepayments occurring if Sovereign's cash flow exceeds predetermined levels. During year 2000, Sovereign made its required $25 million payment on the Senior Credit Facility, and made additional payments of $125 million. These prepayments were made voluntarily, and not due to Sovereign's cash flow exceeding the predefined levels proscribed. On March 1, 2001, Sovereign repaid this senior credit facility with the proceeds from another debt issuance as described below.

     2001 Activities: Subsequent to December 31, 2000, Sovereign entered into the following transactions:

     Common Stock: On February 9, 2001, Sovereign issued $150 million of common equity consisting of 20 million shares sold at $7.50 per common stock share. The proceeds of the issuance were used to repay a portion of the $240 million of 6.625% senior notes which matured on March 15, 2001.

     Senior Notes: On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. The proceeds of this issuance were used to repay the remaining portion of the $240 million of 6.625% senior notes which matured on March 15, 2001 and for additional liquidity.

     Senior Secured Credit Facility: On March 1, 2001, Sovereign refinanced the $500 million senior secured credit facility described above (outstanding balance at December 31, 2000 of $350 million) with a variable principal rate $400 million senior secured credit facility consisting of a $350 million revolving line of credit and a $50 million term note. For the first two years, the interest rates on both the line of credit and term loan is calculated using one of five methods at the option of Sovereign as: (1) 1 month Eurodollar rate plus 250 bp, (2) 3 month Eurodollar rate plus 250 bp, (3) 6 month Eurodollar rate plus 250 bp, (4) 12 month Eurodollar rate plus 250 bp, (5) the greater of the prime rate, plus 75 bp, or Fed Funds rate plus 125 bp. The interest rates for years 3-6 are structured based upon a rate table beginning with the Eurodollar rate plus 275 bp or the greater of the prime rate plus 100 bp or the federal funds rate plus 150 bp, and are decreased based upon each level of Sovereign's senior unsecured long-term debt credit rating exceeding certain levels. The revolving line matures $100 million in 2005, $200 million in 2006, and $50 million in 2007, and the term note matures in 2005.

     Cash and cash equivalents increased $566 million for 2000. Net cash used by operating activities was $189 million for 2000. Net cash provided by investing activities for 2000 was $6.5 billion primarily due to the maturity of $1.3 billion securities held in escrow to finance the SBNE acquisition, and the sale of $2.1 billion of investment securities as a part of the strategy to deleverage the balance sheet, and the cash received from the SBNE acquisition. Net cash used by financing activities for 2000 was $5.8 billion which was primarily attributable to repayment of short-term borrowings.

     Sovereign's debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, and reasonably anticipated increases.

Asset and Liability Management

     Interest rate risk arises primarily through Sovereign's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, the bank seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, the bank works closely with each business line in the company and guides new business flows. The bank also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.

     Interest rate risk is managed centrally by the Asset and Liability Committee. Management reviews various forms of analysis to monitor interest rate risk including net interest income sensitivity, market value sensitivity, repricing frequency of assets versus liabilities and scenario analysis. Numerous assumptions are made to produce these analyses including assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, competitor pricing, etc.

     Sovereign reviews nine instantaneous rate shock scenarios to assess the sensitivity of Net Interest Income due to changes in interest rates including parallel shocks, curve steepening scenarios and curve flattening scenarios. At December 31, 2000, if interest rates moved in parallel 200 basis points up or down, or if the yield curve steepened or flattened by 200 basis points, Sovereign estimates the loss to Net Interest Income to remain under 2.4%.

     This has improved significantly from December 31, 1999 when the sensitivity in the worst scenario exceeded 10%. This improvement is due to the following factors: addition of $12 billion of deposits from the SBNE acquisition, wholesale funding paydown of over $5 billion, investment deleveraging of over $2 billion, increase in the core deposit mix and the increase in the mix of shorter duration consumer and commercial loans. Net interest income sensitivity is used to gauge the short-term interest rate risk of the bank.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. As of December 31, 2000, the one year cumulative gap was 1% versus (19)% one year earlier. This improvement is due to the same factors listed above. A neutral gap position indicates that the bank's margin will be stable across various interest rate scenarios.

     Finally, Sovereign monitors the market value sensitivity of its assets versus the market value sensitivity of its liabilities. The analysis calculates the market value of assets, subtracts the market value of liabilities and adds any off-balance sheet items to come up with its Net Portfolio Value (NPV). This NPV is then calculated in numerous interest rate scenarios. Imbalances in this analysis indicate that the bank has sensitivity to changes in interest rates. At December 31, 2000, Sovereign has a very balanced profile, in correlation to the Gap Analysis and Net Interest Income simulation results discussed above. When measuring Net Portfolio Value (NPV), Sovereign monitors closely two specific interest rate environments as measured by standard industry practice, an instantaneous rate shock of up and down 200 basis points. If rates move up or down in parallel by 200 basis points, Sovereign's NPV remains remarkably constant with a loss of less than 1.55% in the worst scenario of rates falling 200 basis points. The worst case scenario is used as a benchmark by regulators and Sovereign to measure and monitor the interest rate risk sensitivity of an institution. NPV is used as a gauge of long term interest rate risk.

     Because the assumptions used are inherently uncertain, the model cannot precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

     Pursuant to its interest rate risk management strategy, Sovereign enters into off-balance sheet transactions which involve interest rate exchange agreements (swaps, caps, and floors) for interest rate risk management purposes. Sovereign's objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At December 31, 2000, Sovereign's principal off-balance sheet transactions were to convert liabilities from fixed rate to floating rate to reduce the cost of funds.

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

     As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline which are originated for sale.

     To accommodate customer needs, Sovereign enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, and floors. Risk exposure from customer positions is managed through transactions with other dealers.

     Table 16 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2000 and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

--------------------------------------------------------------------------------

TABLE 16: GAP ANALYSIS

                                                                       AT DECEMBER 31, 2000 REPRICING
                                                   ----------------------------------------------------------------------
                                                    YEAR ONE          YEAR TWO        YEAR THREE          YEAR FOUR
                                                    --------          --------        ----------          ---------
Interest earning assets:
   Investment securities(1)(2) ..............      $ 2,831,369       $1,163,271       $   626,477        $   406,746
                                                          6.92%            7.14%             7.23%              7.26%
   Loans(3) .................................       11,346,502        3,163,161         1,930,388          1,193,130
                                                          9.02%            8.65%             8.51%              8.28%
                                                   -----------       ----------       -----------        -----------
Total interest earning assets ...............       14,177,871        4,326,432         2,556,865          1,599,876
                                                          8.60%            8.24%             8.20%              8.02%
   Non-interest earning assets ..............               --               --                --                 --
                                                   -----------       ----------       -----------        -----------
Total assets ................................      $14,177,871       $4,326,432       $ 2,556,865        $ 1,599,876
                                                          8.60%            8.24%             8.20%              8.02%
                                                   -----------       ----------       -----------        -----------
Interest bearing liabilities:
Deposits(4) .................................      $11,457,089       $2,812,408       $ 1,831,613        $ 1,675,735
                                                          5.46%            4.02%             2.62%              2.55%
Borrowings ..................................        2,484,393          169,979            49,995          3,035,941
                                                          6.55%            6.15%             8.00%              5.92%
                                                   -----------       ----------       -----------        -----------
Total interest bearing liabilities ..........       13,941,482        2,982,387         1,881,608          4,711,676
                                                          5.65%            4.14%             2.76%              4.72%
Non-interest bearing liabilities ............               --               --                --                 --
Stockholders' equity ........................               --               --                --                 --
                                                   -----------       ----------       -----------        -----------
Total liabilities and stockholders' equity ..      $13,941,482       $2,982,387       $ 1,881,608        $ 4,711,676
                                                          5.65%            4.14%             2.76%              4.72%
Excess assets (liabilities) before effect of
   off-balance sheet positions ..............      $   236,389       $1,344,045       $   675,257        $(3,111,800)
                                                   -----------       ----------       -----------        -----------
   To total assets ..........................             0.71%            4.02%             2.02%             (9.30)%
                                                   ===========       ==========       ===========        ===========
Cumulative excess assets (liabilities) before
   effect of off-balance sheet positions ....      $   236,389       $1,580,434       $ 2,255,691        $  (856,109)
                                                   ===========       ==========       ===========        ===========
   To total assets ..........................             0.71%            4.72%             6.74%             (2.74)%
Effect of off-balance sheet positions on
   assets and liabilities ...................      $    47,551       $   92,449       $  (200,000)       $        --
                                                   -----------       ----------       -----------        -----------
Excess assets (liabilities) after effect of
   off-balance sheet positions ..............      $   283,940       $1,436,494       $   475,257        $(3,111,800)
                                                   ===========       ==========       ===========        ===========
   To total assets ..........................             0.85%            4.29%             1.42%             (9.30)%

Cumulative excess assets (liabilities) after
   off-balance sheet positions ..............      $   283,940       $1,720,434       $ 2,195,691        $  (916,109)
                                                   ===========       ==========       ===========        ===========

   To total assets ..........................             0.85%            5.14%             6.56%             (2.74)%


                                                                        AT DECEMBER 31, 2000 REPRICING
                                                 -----------------------------------------------------
                                                       YEAR FIVE         THEREAFTER            TOTAL
                                                       ---------         ----------            -----
Interest earning assets:
   Investment securities(1)(2) ..............        $     199,847        $2,066,142       $ 7,293,852
                                                              7.24%             6.88%             7.00%
   Loans(3) .................................              945,031         3,334,033        21,912,245
                                                              7.87%             7.71%             8.63%
                                                     -------------        ----------       -----------
Total interest earning assets ...............            1,144,878         5,400,175        29,206,097
                                                              7.76%             7.39%             8.23%
   Non-interest earning assets ..............                   --         4,251,700         4,251,700
                                                     -------------        ----------       -----------
Total assets ................................        $   1,144,878        $9,651,875       $33,457,797
                                                              7.76%             4.14%             7.18%
                                                     -------------        ----------       -----------
Interest bearing liabilities:
Deposits(4) .................................        $   1,588,205        $5,133,867       $24,498,917
                                                              2.40%             1.54%             3.86%
Borrowings ..................................                   --           500,000         6,240,308
                                                                --             10.50%             6.56%
                                                     -------------        ----------       -----------
Total interest bearing liabilities ..........            1,588,205         5,633,867        30,739,225
                                                              2.40%             2.34%             4.41%
Non-interest bearing liabilities ............                   --           769,688           769,688
Stockholders' equity ........................                   --         1,948,884         1,948,884
                                                     -------------        ----------       -----------
Total liabilities and stockholders' equity ..        $   1,588,205        $8,352,439       $33,457,797
                                                              2.40%             1.58%             4.05%
Excess assets (liabilities) before effect of
   off-balance sheet positions ..............        $    (443,327)       $1,299,436
                                                     -------------        ----------
   To total assets ..........................                (1.33)%            3.88%
                                                     =============        ==========
Cumulative excess assets (liabilities) before
   effect of off-balance sheet positions ....        $  (1,299,436)       $       --
                                                     =============        ==========
   To total assets ..........................                (3.88)%              --
Effect of off-balance sheet positions on
   assets and liabilities ...................        $          --        $   60,000
                                                     -------------        ----------
Excess assets (liabilities) after effect of
   off-balance sheet positions ..............        $    (443,327)       $1,359,436
                                                     =============        ==========
   To total assets ..........................                (1.33)%            4.06%

Cumulative excess assets (liabilities) after
   off-balance sheet positions ..............        $  (1,359,436)       $       --
                                                     =============        ==========

   To total assets ..........................                (4.06)%              --

(1)  Include interest-earning deposits.

(2) Investment securities include market rate payment and repayment assumptions.

(3) Loan balances include annual prepayment and repayment assumptions between 12% and 40%. Loan balances are presented net of deferred loan fees and include loans held for sale.

(4) Saving, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 14.6%.

--------------------------------------------------------------------------------

     Table 17 presents selected quarterly consolidated financial data (in thousands, except per share data):

--------------------------------------------------------------------------------

TABLE 17: SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                         THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------------------
                                    DEC. 31,    SEPT. 30,     JUNE 30,     MAR. 31,     DEC. 31,    SEPT. 30,    JUNE 30,   MAR. 31,
                                      2000         2000         2000         2000         1999         1999        1999       1999
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Total interest income ..........   $ 605,507    $ 634,754    $ 557,593    $ 471,881    $ 445,902    $ 415,954    $377,444   $368,028
Total interest expense .........     351,171      380,345      370,779      312,629      280,315      254,086     230,036    228,236
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Net interest income ............     254,336      254,409      186,814      159,252      165,587      161,868     147,408    139,792
Provision for loan losses ......      28,500       10,000       10,000        8,000        7,500        7,500       7,500      7,500
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Net interest income after
     provision .................     225,836      244,409      176,814      151,252      158,087      154,368     139,908    132,292
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Gain/(loss) on sale of loans and
     investment securities .....       5,026      (45,052)     (58,216)     (22,872)      (2,196)        (299)      3,362      3,408
Other income ...................      79,438       59,614       46,494       44,130       31,993       35,250      29,928     28,896
Other expenses .................     327,214      315,745      237,810      132,335      148,722      103,843      98,445     95,369
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Income/(loss)before income taxes     (16,914)     (56,774)     (72,718)      40,175       39,162       85,476      74,753     69,227
Income tax provision ...........     (13,590)     (40,859)     (24,016)      13,250        9,939       29,488      25,974     23,914
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Income/(loss) before
     extraordinary item ........      (3,324)     (15,915)     (48,702)      26,925       29,223       55,988      48,779     45,313
Extraordinary item .............          --           --           --       10,775           --           --          --         --
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Net income/(loss) ..............   $  (3,324)   $ (15,915)   $ (48,702)   $  37,700    $  29,223    $  55,988    $ 48,779   $ 45,313
                                   =========    =========    =========    =========    =========    =========    ========   ========
Operating earnings .............   $  55,632    $  74,121    $  57,298    $  52,831    $  52,220    $  55,988    $ 48,779   $ 45,313
                                   =========    =========    =========    =========    =========    =========    ========   ========
Net income/(loss) applicable
     to common stock ...........   $  (3,324)   $ (15,915)   $ (48,702)   $  37,700    $  29,223    $  55,988    $ 48,779   $ 45,313
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Earnings/(loss) per share:
Basic
     Income/(loss) before
     extraordinary item ........   $   (0.01)   $   (0.07)   $   (0.22)   $    0.12    $    0.14    $    0.31    $   0.31   $   0.28
     Extraordinary item ........          --           --           --         0.05           --           --          --         --
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
     Net income/(loss) .........   $   (0.01)   $   (0.07)   $   (0.22)   $    0.17    $    0.14    $    0.31    $   0.31   $   0.28
                                   =========    =========    =========    =========    =========    =========    ========   ========
Diluted
     Income/(loss) before
     extraordinary item ........   $   (0.01)   $   (0.07)   $   (0.22)   $    0.12    $    0.14    $    0.31    $   0.30   $   0.28
     Extraordinary item ........          --           --           --         0.05           --           --          --         --
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
     Net income/(loss) .........   $   (0.01)   $   (0.07)   $   (0.22)   $    0.17    $    0.14    $    0.31    $   0.30   $   0.28
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Operating(1)
     Income/(loss) before
     extraordinary item ........   $    0.25    $    0.33    $    0.29    $    0.29    $    0.29    $    0.31    $   0.31   $   0.28
     Extraordinary item ........          --           --           --         0.05           --           --          --         --
                                   ---------    ---------    ---------    ---------    ---------    ---------    --------   --------
Net income/(loss) ..............   $    0.25    $    0.33    $    0.29    $    0.34    $    0.29    $    0.31    $   0.31   $   0.28
                                   =========    =========    =========    =========    =========    =========    ========   ========
Market prices
     High ......................     $9 8/17      $ 9 7/8    $       8     $7 29/32     $9 23/64      $12 7/8    $ 17 1/2   $14 9/16
     Low .......................     6 39/50       7 1/32       6 7/16      6 11/16       7 3/16       9 3/32      11 5/8   11 15/16
Dividends declared per common
     share .....................       0.025        0.025        0.025        0.025        0.025        0.025       0.025      0.020

(1) Operating earnings exclude special charges of $59.0 million, $90.0 million, $106.0 million and $15.1 million for the three-month periods ended December 31, September 30, June 30 and March 31, 2000, respectively and $23.0 million for the three-month period ended December 31, 1999. See "Reconciliation of Net Income to Operating Earnings" of
     Management's Discussion and Analysis.

--------------------------------------------------------------------------------

                        Pending Accounting Pronouncements

     In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133. Accordingly SFAS No. 133, shall be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value as a component of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be off-set against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair value of Sovereign's derivative instruments is currently not on the balance sheet. On January 1, 2001, Sovereign adopted SFAS No. 133, and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forcasted cash flows attributable to a specific risk, generally interest rate risk, were designated in cash flow hedge relationships. Also on January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $1.1 million and $7.1 million were recorded as an increase of net income and a reduction in other comprehensive income, respectively. The transition adjustments will be presented as cumulative effect adjustments as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in the 2001 Consolidated Financial Statements. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance which could require changes in Sovereign's application of the standard and adjustments to the transition amounts.

     SFAS No. 133, as applied to Sovereign's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

      Results of Operations for the Years Ended December 31, 1999 and 1998

     Net Interest Income. Net interest income for 1999 was $615 million compared to $494 million for 1998. This growth represents an increase of 24% and was primarily due to internal commercial and consumer loan growth, recent acquisitions, an increase in average balances in investment securities available for sale and growth in core deposits. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds relating to the pending acquisition of Sovereign Bank New England, divided by average interest-earning assets - see Reconciliation of Net Income to Operating Earnings) was 2.88% for 1999 compared to 2.79% for 1998.

     Interest on interest-earning deposits was $4.7 million for 1999 compared to $7.4 million for 1998. The average balance of interest-earning deposits was $15.2 million with an average yield of 31.12% for 1999 compared to an average balance of $56.4 million with an average yield of 13.12% for 1998. The high yields on interest-earning deposits were the result of a contractual arrangement whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts. Under the agreement, the vendor is required to pay Sovereign interest on disbursed funds during the two to three day float period, effectively producing interest income with no corresponding asset balance. This agreement will continue to favorably impact the yield on Sovereign's interest-earning deposits in future years.

     Interest on investment securities available-for-sale was $544 million for 1999 compared to $284 million for 1998. The average balance of investment securities available-for-sale was $8.1 billion with an average yield of 6.85% for 1999 compared to an average balance of $4.3 billion with an average yield of 6.75% for 1998. The increase in the average balance of investment securities available-for-sale was due to Sovereign's realignment of its investment portfolio, and an active decision by management to increase balance sheet flexibility by placing more investments into available-for-sale.

     Interest on investment securities held-to-maturity was $99.8 million for 1999 compared to $182 million for 1998. The average balance of investment securities held-to-maturity was $1.4 billion with an average yield of 6.94% for 1999 compared to an average balance of $2.5 billion with an average yield of 7.22% for 1998. The decrease in the yield at year end, and the majority of the year-end balance, is associated with the escrowed proceeds from the November offerings related to the Fleet Boston acquisition.

     Interest and fees on loans were $959 million for 1999 compared to $881 million for 1998. The average balance of net loans was $12.4 billion with an average yield of 7.77% for 1999 compared to an average balance of $11.1 billion with an average yield of 7.94% for 1998. The increase in average loan volume was primarily the result of Sovereign's significant progress during the year in increasing its emphasis in commercial and consumer lending. The increase in volume was offset slightly by an overall decrease in rates.

     Interest on total deposits was $441 million for 1999 compared to $444 million for 1998. The average balance of total deposits was $12.2 billion with an average cost of 3.61% for 1999 compared to an average balance of $10.8 billion with an average cost of 4.12% for 1998. The increase in the average balance and the decrease in the average cost of deposits was primarily the result of Sovereign's emphasis on attracting lower-cost core deposits from small and medium size corporations, governmental units and consumers, and the CoreStates branch acquisition in September 1998.

     Interest on total borrowings was $552 million for 1999 compared to $418 million for 1998. The average balance of total borrowings was $10.1 billion with an average cost of 5.46% for 1999 compared to an average balance of $7.3 billion with an average cost of 5.69% for 1998. The increase in the average balance was the result of both balance sheet growth and funding requirements needed in anticipation of the pending acquisition of assets and liabilities from Fleet Boston. The decrease in the average cost of borrowings was due to a higher proportion of short-term borrowings in the current year versus prior year, and a slight overall decrease in interest rates.

     Provision for Loan Losses. The provision for loan losses was $30.0 million for 1999 compared to $28.0 million for 1998. Sovereign's net charge-offs for 1999 were $35.6 million and consisted of charge-offs of $55.0 million and recoveries of $19.4 million. This compares to 1998 net charge-offs of $33.6 million consisting of charge-offs of $46.3 million and recoveries of $12.7 million. The ratio of net loan charge-offs to average loans, including loans held for sale, was .29% for 1999 as compared to .30% for 1998. Commercial loan net charge-offs as a percentage of average commercial loans were .11% for 1999 as compared to .14% for 1998. Consumer loan net charge-offs as a percentage of average consumer loans were .49% for 1999, compared to .80% for 1998. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .23% for 1999, and .08% for 1998. The increase was due to a $7.0 million accelerated disposition of non-performing residential loan in 1999. Sovereign's increased level of consumer and commercial loan charge-offs in 1999 and 1998 was primarily related to Sovereign's acquisition activity during 1999 and 1998. Although commercial and consumer lending will typically result in higher net charge-off levels than residential lending, historically, it has also resulted in higher income potential.

     Other Income. Total other income was $130 million for 1999 compared to $105 million for 1998. Several factors contributed to the increase in other income as discussed below.

     Deposit fees were $49.2 million for 1999 compared to $31.1 million for 1998. This increase was primarily due to an increase in the number of Sovereign's transaction accounts and active fee collection efforts due in part to customer relationships acquired in the CoreStates and Peoples' acquisitions.

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

     Income Tax Provision. The income tax provision was $89.3 million for 1999 compared to $74.8 million for 1998. The effective tax rate for 1999 was 33.2% compared to 35.4% for 1998. The effective tax rate for 1999 includes the effect of Sovereign's increased investment in BOLI during the first quarter of 1999. For additional information with respect to Sovereign's income taxes, see Note 18 in the "Notes to Consolidated Financial Statements" hereof.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     Incorporated by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Asset and Liability Management" hereof.

Item 8. Financial Statements and Supplementary Data.


                              REPORT OF MANAGEMENT

To Our Stockholders:

Financial Statements

     Sovereign Bancorp, Inc. ("Sovereign") is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2000, and the year then ended. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining effective internal control over financial reporting. The system contains monitoring mechanisms and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed Sovereign's internal control over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting as of December 31, 2000.

     /s/ JAY S. SIDHU         /s/ DENNIS S. MARLO       /s/ MARK R. MCCOLLOM
     --------------------     --------------------      ------------------------
     Jay S. Sidhu             Dennis S. Marlo           Mark R. McCollom
     President and Chief      Treasurer and Chief       Chief Accounting Officer
     Executive Officer        Financial Officer

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders,
Sovereign Bancorp, Inc.


     We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                        /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
February 5, 2001,
      except for Note 26, as to which
      the date is March 1, 2001

                          CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)                                                                         YEAR ENDED DECEMBER 31,
                                                                                                       ----------------------------

                                                                                                            2000            1999
                                                                                                       ------------    ------------
Assets
     Cash and amounts due from depository institutions .............................................   $    945,196    $    373,996
     Interest-earning deposits .....................................................................         14,447          19,238
     Investment securities available-for-sale ......................................................      5,315,584       8,030,212
     Investment securities held-to-maturity (fair value approximates $1,971,896 and $2,367,025) ....      1,978,268       2,362,051
     Loans (including loans held for sale of $59,993 and $61,925) ..................................     21,912,245      14,288,465
     Allowance for loan losses .....................................................................       (256,356)       (132,986)
     Premises and equipment ........................................................................        290,134         119,201
     Other real estate owned (including other repossessed assets of $3,758 and $1,762) .............          8,183           5,329
     Accrued interest receivable ...................................................................        230,514         164,720
     Goodwill and other intangible assets ..........................................................      1,455,331         434,078
     Bank owned life insurance .....................................................................        612,580         412,580
     Other assets ..................................................................................        951,671         530,228
                                                                                                       ------------    ------------
         Total Assets ..............................................................................   $ 33,457,797    $ 26,607,112
                                                                                                       ============    ============
Liabilities
     Deposits and other customer accounts ..........................................................   $ 24,498,917    $ 12,012,675
     Borrowings ....................................................................................      1,330,900       6,157,939
     Long-term debt:
         Repurchase agreements and FHLB advances ...................................................      3,544,984       4,618,489
         Senior secured credit facility ............................................................        350,792         500,000
         Senior notes and subordinated debentures ..................................................      1,013,632       1,093,681
     Advance payments by borrowers for taxes and insurance .........................................         24,009          28,222
     Other liabilities .............................................................................        287,464          58,265
                                                                                                       ------------    ------------
         Total Liabilities .........................................................................     31,050,698      24,469,271
                                                                                                       ------------    ------------
     Mandatorily redeemable capital securities ("Trust Preferred Securities") ......................        319,959         316,346
     Minority interest-preferred securities of subsidiary ..........................................        138,256              --

Stockholders' Equity
     Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized;
         0 shares issued and outstanding ...........................................................             --              --
     Common stock; no par value; 400,000,000 shares authorized; issued 231,465,030 and 230,647,896 .      1,259,374       1,254,037
     Warrants ......................................................................................         91,500          91,500
     Unallocated common stock held by the Employee Stock Ownership Plan (4,565,924 shares and
         4,856,254 shares at cost) .................................................................        (33,230)        (36,295)
     Treasury stock (397,756 shares and 383,875 shares at cost) ....................................         (3,789)         (3,595)
     Accumulated other comprehensive loss ..........................................................        (38,521)       (210,932)
     Retained earnings .............................................................................        673,550         726,780
                                                                                                       ------------    ------------
         Total Stockholders' Equity ................................................................      1,948,884       1,821,495
                                                                                                       ------------    ------------
         Total Liabilities and Stockholders' Equity ................................................   $ 33,457,797    $ 26,607,112
                                                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)                                                            YEAR ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                         2000             1999             1998
                                                                                      -----------       ----------      -----------
Interest Income:
     Interest on interest-earning deposits .....................................      $    22,158       $    4,721      $     7,397
     Interest and dividends on investment securities:
         available-for-sale ....................................................          487,448          543,631          284,392
         held-to-maturity ......................................................          132,442           99,813          182,499
     Interest and fees on loans ................................................        1,627,687          959,164          881,083
                                                                                      -----------       ----------      -----------
         Total interest income .................................................        2,269,735        1,607,329        1,355,371
                                                                                      -----------       ----------      -----------
Interest Expense:
     Interest on deposits ......................................................          735,087          440,826          443,833
     Interest on borrowings and long-term debt .................................          679,837          551,847          417,926
                                                                                      -----------       ----------      -----------
         Total interest expense ................................................        1,414,924          992,673          861,759
                                                                                      -----------       ----------      -----------
Net interest income ............................................................          854,811          614,656          493,612
Provision for loan losses ......................................................           56,500           30,000           27,961
                                                                                      -----------       ----------      -----------
Net interest income after provision for loan losses ............................          798,311          584,656          465,651
                                                                                      -----------       ----------      -----------
 Other Income:
     Deposit fees ..............................................................           91,304           49,177           31,078
     Mortgage banking fees .....................................................           25,207           29,926           28,209
     Loan fees and service charges .............................................           16,854            8,856            7,075
     Gain/(loss) on sale of loans and investment securities ....................         (121,114)           4,275           19,844
     Capital markets revenue ...................................................           11,090               --               --
     Bank owned life insurance .................................................           33,269           22,813           12,572
     Miscellaneous income ......................................................           51,951           15,295            6,403
                                                                                      -----------       ----------      -----------
         Total other income ....................................................          108,561          130,342          105,181
                                                                                      -----------       ----------      -----------
 General and Administrative Expenses:
     Compensation and benefits .................................................          270,799          154,880          146,614
     Occupancy and equipment ...................................................          158,629           67,564           70,272
     Outside services ..........................................................          166,188           93,340           52,830
     Other administrative ......................................................          135,875           77,145           57,577
                                                                                      -----------       ----------      -----------
         Total general and administrative expenses .............................          731,491          392,929          327,293
                                                                                      -----------       ----------      -----------
 Other Operating Expenses:
     Amortization of goodwill and other intangibles ............................           98,940           37,967           20,609
     Trust Preferred Securities and other minority interest expense ............           44,293           15,393           12,528
     Other real estate owned (gains)/losses, net ...............................             (180)              95             (804)
     Restructuring .............................................................           18,500               --               --
     Non-solicitation expense ..................................................          120,060               --               --
                                                                                      -----------       ----------      -----------
         Total other operating expenses ........................................          281,613           53,455           32,333
                                                                                      -----------       ----------      -----------
Income/(loss) before income taxes ..............................................         (106,232)         268,614          211,206
Income tax provision/(benefit) .................................................          (65,215)          89,315           74,751
                                                                                      -----------       ----------      -----------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM ........................................          (41,017)         179,299          136,455
Gain on the sale of FHLB advances (net of tax of $5,225) .......................           10,775               --               --
                                                                                      -----------       ----------      -----------
NET INCOME/(LOSS) ..............................................................      $   (30,242)      $  179,299      $   136,455
                                                                                      ===========       ==========      ===========
NET INCOME/(LOSS) APPLICABLE TO COMMON STOCK ...................................      $   (30,242)      $  179,299      $   134,959
                                                                                      ===========       ==========      ===========
Earnings/(loss) per share:
Basic
     Income/(loss) before extraordinary item ...................................      $     (0.18)      $     1.02      $      0.88
     Extraordinary item ........................................................             0.05               --               --
                                                                                      -----------       ----------      -----------
     Net income/(loss) .........................................................      $     (0.13)      $     1.02      $      0.88
                                                                                      ===========       ==========      ===========
Diluted
     Income/(loss) before extraordinary item ...................................      $     (0.18)      $     1.01      $      0.85
     Extraordinary item ........................................................             0.05               --               --
                                                                                      -----------       ----------      -----------
     Net income/(loss) .........................................................      $     (0.13)      $     1.01      $      0.85
                                                                                      ===========       ==========      ===========
Dividends Declared Per Common Share ............................................      $      .100       $     .100      $      .080
                                                                                      ===========       ==========      ===========

See accompanying notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)
                                                                COMMON      PREFERRED
                                                                SHARES       SHARES      COMMON               PREFERRED
                                                              OUTSTANDING  OUTSTANDING    STOCK     WARRANTS    STOCK
                                                              -----------  -----------   ------     --------  ---------
Balance, December 31, 1997 ..................................    141,218     1,996    $   523,327    $    --   $ 96,276

Comprehensive income:
       Net income ...........................................         --        --             --         --         --

       Change in unrecognized income on investment
       securities available-for-sale, net of tax ............         --        --             --         --         --

Total comprehensive income ..................................
Exercise of stock options ...................................      2,296        --         15,910         --         --
Cash in lieu of fractional shares ...........................         --        --            (68)        --         --
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................        296        --          4,609         --         --
Dividends paid on common stock ..............................         --        --             --         --         --
Dividends paid on preferred stock ...........................         --        --             --         --         --
Treasury stock repurchased ..................................        (86)       --             --         --         --
Treasury stock sold .........................................         18        --             --         --         --
Conversion of preferred stock ...............................     14,342    (1,996)        96,270         --    (96,270)
Redemption of preferred stock ...............................         --        --             --         --         (6)
Allocation of shares under Employee Stock Ownership Plan ....      1,581        --         11,760         --         --
Adjustment for ML Bancorp's different fiscal year end .......         --        --             --         --         --
                                                                --------    ------    -----------    -------   --------

Balance, December 31, 1998 ..................................    159,665        --        651,808         --         --
                                                                --------    ------    -----------    -------   --------

Comprehensive income:
       Net income ...........................................         --        --             --         --         --
       Change in unrecognized loss on investment securities
       available-for-sale, net of tax .......................         --        --             --         --         --

Total comprehensive loss ....................................
Issuance of common stock ....................................     43,810        --        331,478         --         --
Issuance of warrants ........................................         --        --             --     91,500         --
Exercise of stock options ...................................        721        --          6,919         --         --
Cash in lieu of fractional shares ...........................         --        --             (6)        --         --
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................        408        --          4,412         --         --
Dividends paid on common stock ..............................         --        --             --         --         --
Treasury stock repurchased ..................................     (3,351)       --             --         --         --
Treasury stock sold .........................................         26        --             --         --         --
Allocation of shares under Employee Stock Ownership Plan ....        270        --          1,255         --         --
Acquisition of Network Companies ............................        235        --          3,000         --         --
Acquisition of People's Bancorp, Inc ........................     23,624        --        255,171         --         --
                                                                --------    ------    -----------    -------   --------

Balance, December 31, 1999 ..................................    225,408        --      1,254,037     91,500         --
                                                                --------    ------    -----------    -------   --------
Comprehensive income:
       Net loss .............................................         --        --             --         --         --
       Change in unrecognized loss on investment securities
       available-for-sale, net of tax .......................         --        --             --         --         --

Total comprehensive income ..................................
Exercise of stock options ...................................        196        --            678         --         --
Cash in lieu of fractional shares ...........................         --        --             (3)        --         --
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................        621        --          4,569         --         --
Dividends paid on common stock ..............................         --        --             --         --         --
Treasury stock repurchased ..................................        (62)       --             --         --         --
Treasury stock sold .........................................         48        --             --         --         --
Allocation of shares under Employee Stock Ownership Plan, net        290        --             93         --         --
                                                                --------    ------    -----------    -------   --------

Balance, December 31, 2000 ..................................    226,501        --    $ 1,259,374    $91,500   $     --
                                                                ========    ======    ===========    =======   ========



(in thousands)                                                                                        ACCUMULATED
                                                                                         UNALLOCATED     OTHER         TOTAL
                                                                 RETAINED    TREASURY    STOCK HELD  COMPREHENSIVE  STOCKHOLDERS'
                                                                 EARNINGS      STOCK       BY ESOP       INCOME        EQUITY
                                                                 --------      -----       -------       ------        ------
Balance, December 31, 1997 ..................................   $ 446,644    $   (185)   $(37,211)   $  18,944    $ 1,047,795

Comprehensive income:
       Net income ...........................................     136,455          --          --           --        136,455

       Change in unrecognized income on investment
       securities available-for-sale, net of tax ............          --          --          --         (824)          (824)
                                                                                                                  -----------
Total comprehensive income ..................................                                                         135,631
Exercise of stock options ...................................          --          --          --           --         15,910
Cash in lieu of fractional shares ...........................          --          --          --           --            (68)
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................          --          --          --           --          4,609
Dividends paid on common stock ..............................     (12,790)         --          --           --        (12,790)
Dividends paid on preferred stock ...........................      (1,496)         --          --           --         (1,496)
Treasury stock repurchased ..................................          --      (1,258)         --           --         (1,258)
Treasury stock sold .........................................          --         357          --           --            357
Conversion of preferred stock ...............................          --          --          --           --             --
Redemption of preferred stock ...............................          --          --          --           --             (6)
Allocation of shares under Employee Stock Ownership Plan ....          --          --       7,852           --         19,612
Adjustment for ML Bancorp's different fiscal year end .......      (4,228)         --          --           --         (4,228)
                                                                ---------    --------    --------    ---------    -----------

Balance, December 31, 1998 ..................................     564,585      (1,086)    (29,359)      18,120      1,204,068
                                                                ---------    --------    --------    ---------    -----------

Comprehensive income:
       Net income ...........................................     179,299          --          --           --        179,299
       Change in unrecognized loss on investment securities
       available-for-sale, net of tax .......................          --          --          --     (229,052)      (229,052)
                                                                                                                  -----------
Total comprehensive loss ....................................                                                         (49,753)
Issuance of common stock ....................................          --          --          --           --        331,478
Issuance of warrants ........................................          --          --          --           --         91,500
Exercise of stock options ...................................          --          --          --           --          6,919
Cash in lieu of fractional shares ...........................          --          --          --           --             (6)
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................          --          --          --           --          4,412
Dividends paid on common stock ..............................     (17,104)         --          --           --        (17,104)
Treasury stock repurchased ..................................          --     (47,152)         --           --        (47,152)
Treasury stock sold .........................................          --         285          --           --            285
Allocation of shares under Employee Stock Ownership Plan ....          --          --       1,834           --          3,089
Acquisition of Network Companies ............................          --          --          --           --          3,000
Acquisition of People's Bancorp, Inc ........................          --      44,358      (8,770)          --        290,759
                                                                ---------    --------    --------    ---------    -----------

Balance, December 31, 1999 ..................................     726,780      (3,595)    (36,295)    (210,932)     1,821,495
                                                                ---------    --------    --------    ---------    -----------
Comprehensive income:
       Net loss .............................................     (30,242)         --          --           --        (30,242)
       Change in unrecognized loss on investment securities
       available-for-sale, net of tax .......................          --          --          --      172,411        172,411
                                                                                                                  -----------
Total comprehensive income ..................................                                                         142,169
Exercise of stock options ...................................          --          --          --           --            678
Cash in lieu of fractional shares ...........................         (79)         --          --           --            (82)
Sale of stock under Dividend Reinvestment and Employee
       Stock Purchase Plan ..................................          --          --          --           --          4,569
Dividends paid on common stock ..............................     (22,420)         --          --           --        (22,420)
Treasury stock repurchased ..................................          --        (473)         --           --           (473)
Treasury stock sold .........................................          --         279          --           --            279
Allocation of shares under Employee Stock Ownership Plan, net        (489)         --       3,065           --          2,669
                                                                ---------    --------    --------    ---------    -----------

Balance, December 31, 2000 ..................................   $ 673,550    $ (3,789)   $(33,230)   $ (38,521)   $ 1,948,884
                                                                =========    ========    ========    =========    ===========

See accompanying notes to consolidated financial statements.


                                     37 & 38

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                             2000           1999           1998
                                                                         -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income/(loss) ...............................................   $   (30,242)   $   179,299    $   136,455
     Adjustments to reconcile net income/(loss) to net
       cash provided by operating activities:
         Provision for loan losses ...................................        56,500         30,000         27,961
         Deferred taxes ..............................................       (50,930)        18,852        (18,681)
         Depreciation and amortization ...............................       128,587         18,802         13,434
         Amortization/accretion of investment
            securities and loan discounts ............................       (34,747)        58,830         18,204
         (Gain) loss on sale of loans, investment
            securities and real estate owned .........................       117,897         (4,484)       (20,076)
         (Gain) loss on sale of fixed assets .........................          (165)            --             --
         (Gain) loss on sale of FHLB advances ........................       (16,000)            --             --
         Allocation of Employee Stock Ownership Plan .................         3,065          3,089         19,612
     Net change in:
         Loans held for sale .........................................         8,811        235,005         13,748
         Accrued interest receivable .................................       (11,829)        (9,262)       (39,560)
         Prepaid expenses and other costs ............................      (656,202)      (273,033)      (467,329)
         Other liabilities ...........................................       296,326       (280,706)       301,217
                                                                         -----------    -----------    -----------
Net cash (used) by operating activities ..............................      (188,929)       (23,608)       (15,015)
                                                                         -----------    -----------    -----------
Cash Flows From Investing Activities:
     Proceeds from sales of investment securities ....................     8,248,463      5,553,469      2,157,904
     Proceeds from repayments and maturities of investment securities:
         Available-for-sale ..........................................       836,465      1,644,019      1,109,075
         Held-to-maturity ............................................     4,255,897        793,031      2,062,628
     Purchases of investment securities:
         Available-for-sale ..........................................    (6,157,701)    (8,024,026)    (7,996,541)
         Held-to-maturity ............................................    (2,704,498)    (1,312,372)      (471,326)
     Proceeds from sales of loans ....................................     2,385,619      1,188,173      1,422,279
     Purchase of loans ...............................................    (2,572,063)    (2,022,695)    (1,966,864)
     Net change in loans other than purchases and sales ..............       463,389     (1,561,471)       464,382
     Proceeds from sales of premises and equipment ...................        46,490          5,757         18,437
     Purchases of premises and equipment .............................      (178,106)       (39,844)       (32,872)
     Proceeds from sales of real estate owned ........................         3,624         17,081         19,069
     Net cash received from/(paid for) business combinations .........     1,916,345        112,998       (302,808)
     Other, net ......................................................            --             --         (4,228)
                                                                         -----------    -----------    -----------
Net cash provided (used) by investing activities .....................     6,543,924     (3,645,880)    (3,520,865)
                                                                         -----------    -----------    -----------
Cash Flows From Financing Activities:
     Assumption of deposits ..........................................            --             --      2,231,149
     Net increase/(decrease) in deposits and other customer accounts .       210,550     (1,117,500)       576,982
     Net increase/(decrease) in short-term borrowings ................    (5,449,523)     2,023,868     (2,135,369)
     Proceeds from long-term borrowings ..............................       813,068      2,500,894      3,169,839
     Repayments of long-term borrowings ..............................      (569,982)      (455,959)            --
     Sale of FHLB advances ...........................................      (911,037)            --             --
     Net increase/(decrease) in advance payments by borrowers
         for taxes and insurance .....................................        (4,213)           568        (14,192)
     Proceeds from the issuance of preferred stock by subsidiary .....       140,396             --             --
     Proceeds from issuance of Trust Preferred Securities ............            --        187,231             --
     Cash dividends paid to stockholders .............................       (22,988)       (17,104)       (14,286)
     Redemption of preferred stock ...................................            --             --             (6)
     Proceeds from issuance of common stock ..........................         5,337        342,803         20,451
     Proceeds from issuance of warrants ..............................            --         91,500             --
     Advance to the Employee Stock Ownership Plan ....................            --           (436)            --
     (Purchase)/issuance of treasury stock ...........................          (194)       (46,867)          (901)
                                                                         -----------    -----------    -----------
Net cash provided (used) by financing activities .....................    (5,788,586)     3,508,998      3,833,667
                                                                         -----------    -----------    -----------
Net change in cash and cash equivalents ..............................       566,409       (160,490)       297,787
Cash and cash equivalents at beginning of period .....................       393,234        553,724        255,937
                                                                         -----------    -----------    -----------
Cash and cash equivalents at end of period ...........................   $   959,643    $   393,234    $   553,724
                                                                         ===========    ===========    ===========

     Supplemental Disclosures: Income tax payments totaled $6.2 million in 2000, $101 million in 1999, and $77.4 million in 1998. Interest payments totaled $1.4 billion in 2000, $963 million in 1999, and $848 million in 1998. Noncash activity consisted of acquisitions which included $9.1 billion of loans and assumption of $12.3 billion of deposits in 2000, $551 million of loans and assumption of $515 million in deposits in 1999, and $.7 billion of loans and assumption of $2.2 billion of deposits in 1998. Other noncash activity consisted of mortgage loan securitization of $1.2 billion in 2000, $1.0 billion in 1999, and $1.2 billion in 1998; reclassification of long-term borrowings to short-term borrowings of $950 million in 2000, $536 million in 1999, and $613 million in 1998; and reclassification of mortgage loans to real estate owned of $6.2 million in 2000, $11.7 million in 1999, and $18.8 million in 1998.

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sovereign Bancorp, Inc. and subsidiaries ("Sovereign") is a Pennsylvania business corporation and is the holding company of Sovereign Bank. Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New Hampshire, Massachusetts, Connecticut, Rhode Island, and northern Delaware, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York.

     The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with accounting principles generally accepted in the United States and have been followed on a consistent basis.

     a. Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information - All per share data has been restated to reflect the effect of the 6-for-5 stock split which was authorized on January 22, 1998 with a record date of March 31, 1998.

     Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method using the average market price of the period. The dilutive effect of preferred stock is calculated using the if-converted method. See Note 23 for computation of earnings per share.

     d. Interest-earning Deposits - Interest-earning deposits consist of deposit accounts with other financial institutions generally having maturities of three months or less.

     e. Investment Securities - Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a component of comprehensive income within stockholders' equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

     f. Forward Commitments and Options - Sovereign utilizes forward commitments and options to hedge interest rate risk associated with loans held for sale. Gains and losses on these transactions are included in the net gain or loss when the asset is sold.

     g. Loans Held for Sale - Loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated statements of operations.

     h. Mortgage Banking Activity - Sovereign recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. The initial recognition of originated mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. Purchased mortgage servicing assets are recorded at cost. Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing net revenues as established by the federally sponsored secondary market makers. Resultant premiums are deferred and amortized over the estimated life of the related mortgages using the constant yield method.

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

     i. Allowance for Loan Losses - An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have losses, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

     The specific allowance element is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the loan review department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

     The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated at least annually and are based primarily on actual historical loss experience projected loss experience based on current conditions, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted at least annually, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

     j. Loans - Loans are reported net of unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method, except in the case of certain discounted loans in which a portion of the net deferred fee may be amortized over the discount period. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (except auto loans, government-guaranteed loans or loans secured by deposit accounts) or sooner if management believes the loan has become impaired.

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

     Loans delinquent 180 days or more (120 days for auto loans) are charged-off unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples of this would include: a loan which is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate.

     For purposes of measuring impairment as set forth by the provisions of SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", Sovereign defines impaired loans as non-accrual, non-homogeneous loans and certain other loans which are still accruing, which management has specifically identified as being impaired.

     k. Premises and Equipment - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings ...................................          10 to 30 years
Leasehold improvements .............................   Remaining lease term*
Furniture, fixtures and equipment ..................           3 to 10 years
Automobiles ........................................                 5 years

Expenditures for maintenance and repairs are charged to expense as incurred.

*Including option periods, if applicable.

     l. Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired by or in lieu of foreclosure. OREO is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of OREO which occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

     m. Income Taxes - Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

     n. Derivative Instruments and Hedging Activity - Sovereign has entered into certain interest rate exchange agreements in connection with its asset/liability management program which are designated as hedges. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. To ensure effectiveness, Sovereign performs an analysis to ensure that changes in fair value or cash flow of the derivative correlates to the equivalent changes in the asset or liability being hedged. Related fees are deferred and amortized on a straight line basis over the life of the interest rate exchange agreement, which corresponds to the estimated life of the asset or liability item being hedged. Net interest payments/receipts are accrued as an adjustment of interest expense/income on the hedged assets or liabilities. Gains or losses resulting from early termination of interest rate exchange agreements are deferred and amortized over the remaining term of the original exchange agreements. In the event the related asset/liability is disposed of, such deferred gains or losses are recognized as an adjustment to the respective gain or loss on disposition and are reflected in other income. Changes in the value of interest rate exchange agreements are not recorded in the financial statements because the interest rate exchange agreements are designated as hedges. Sovereign enters into interest rate swap contracts to provide for the needs of its customers. Contracts held or issued for customers are valued at fair market value with gains or losses included in capital markets revenue.

     o. Foreign Exchange - The company enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are valued at current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.

     p. Consolidated Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

     q. Reclassifications - Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements. These reclassifications have no effect on net income.

     r. Goodwill and Other Intangibles - Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are generally amortized using an accelerated method over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of companies acquired through business combinations accounted for as purchases. In finalizing a purchase allocation, the Company considers all the facts that come to its attention during the allocation period, not to exceed 12 months, and, if necessary, will adjust the purchase price allocation accordingly based on such facts.

     Goodwill is amortized using the straight line method over various periods not exceeding 25 years. The carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     s. Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Sovereign is a large regional bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2000 and 1999 Sovereign is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Sovereign as of December 31, 2000.

     t. Asset Securitizations - When the Company sells home equity loans, automobile and recreational vehicle loans, and residential mortgage loans, it may retain interest only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. The Company generally estimates fair value based on the present value of expected future cash flows estimated using management's best estimates of the key assumptions-credit losses, pre-payment speeds, forward yield curves, and discount rates commensurate with the risks involved.

     u. Pending Accounting Pronouncements - In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which delays the effective date of SFAS No. 133. Accordingly, SFAS No. 133, shall be effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value as a component of income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be off-set against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair value of Sovereign's derivative instruments is currently not on the balance sheet. On January 1, 2001, Sovereign adopted SFAS No. 133, and at that time, designated anew the derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instuments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors were designated in fair value hedge relationships. Derivative instruments used to hedge the variability of forecasted cash flows attributable to a specific risk, generally interest rate risk, were designated in cash flow hedge relationships. Also on January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $1.1 million and $7.1 million were recorded as an increase of net income and a reduction in other comprehensive income, respectively. The transition adjustments will be presented as cumulative effect adjustments as described in Accounting Principles Board Opinion No. 20, Accounting Changes, in the 2001 Consolidated Financial Statements. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance which could require changes in Sovereign's application of the standard and adjustments to the transition amounts.

     SFAS No. 133, as applied to Sovereign's risk management strategies, may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows or economic risk.

NOTE 2 - BUSINESS COMBINATIONS

     On September 3, 1999 and amended February 28, 2000, Sovereign entered into a purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches. In total, Sovereign purchased 281 community banking offices (exclusive of 4 locations which were resold to a third party) as detailed in the chart below. The acquisition, which resulted in the creation of Sovereign Bank New England ("SBNE") included the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet Bank in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

     During 2000, Sovereign completed each of the three phases of the purchase and assumption agreement of SBNE. Sovereign's results include the operations of these acquired SBNE branches, assets and liabilities from their respective acquisition dates, and thereafter. Total deposits transferred through the acquisition were $12.3 billion. Additionally, loan balances transferred to Sovereign approximated $8.0 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $3.2 billion of residential mortgages, inclusive of $1.1 billion of residential mortgage loans which were not relationship assets which were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest-rate risk. Other assets acquired included $85 million of currency, $68 million of premises and equipment, $180 million of precious metals inventory and $213 million of prepaid and other miscellaneous assets. Cash received, net of the premium paid, was $85 million.

--------------------------------------------------------------------------------

Summary of Completed SBNE Acquisition (dollars in billions):

Date Completed       Divested Units          Deposits        Loans     Branches
--------------    --------------------       --------      --------    --------
March 24, 2000    RI, CT (BankBoston)        $    4.2      $    2.5        90
June 16, 2000     Eastern MA (Fleet)              3.8           3.5        86
July 21, 2000     Central MA, NH (Fleet)          4.3           2.0       105
                                             --------      --------       ---
                                             $   12.3      $    8.0       281
--------------------------------------------------------------------------------

     Total potential consideration for the SBNE acquisition is 12% of acquired deposits less agreed upon reductions. Included in the 12% premium, Sovereign will pay up to $333 million in periodic installments between January 2001 and October 2001 if FleetBoston complies with its non-solicitation obligations under the agreement and certain other conditions are met. These payments are recorded as expense ratably from the completion of the acquisition on July 21, 2000 through the completion of the payments.

     As of the final closing on July 21, 2000, Sovereign paid a net premium of $848 million, recorded a fair value reduction on acquired loans of $79 million and established an initial allowance for loan losses of $135 million, $17 million of which was recorded in the fourth quarter 2000. These items result in total intangibles of $1.1 billion including goodwill of $685 million and core deposit intangible of $428 million to be amortized over 25 years and 10 years, respectively. Additionally, Sovereign expensed $120 million during 2000 as part of its non-solicitation agreement with FleetBoston.

     In November, 2000, the Company announced the results of a restructuring initiative in which management analyzed front and back office operations and computer operating platforms which were duplicated as a result of the acquisition and eliminated approximately 500 positions. In total, Sovereign recorded $18.5 million in restructuring costs, which was comprised of $14 million of severance and outplacement costs, and $4.5 million write-off of a redundant computer-operating platform. As of December 31, 2000, $13.0 million of liability remained.

     On June 30, 1999, Sovereign acquired Peoples Bancorp, Inc. ("Peoples"), a $1.4 billion bank holding company headquartered in Lawrenceville, New Jersey whose principal operating subsidiary operated 14 community banking offices in Mercer, Burlington and Ocean counties, New Jersey. The transaction added investments, loans and deposits to Sovereign of approximately $922 million, $503 million and $515 million, respectively. Sovereign issued approximately 23.6 million shares or .80 shares of Sovereign common stock for each outstanding share of Peoples common stock in connection with the transaction, which was accounted for as a purchase. Sovereign recorded total intangibles of $39.5 million, of which $9.8 million was allocated to a core deposit intangible and $29.7 million was allocated to goodwill. The goodwill and core deposit intangible are being amortized over 25 years and 10 years, respectively. Sovereign's results of operations include the operations of Peoples from June, 30 1999 and thereafter.

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

     On September 4, 1998, Sovereign acquired 93 former CoreStates Financial Corp. ("CoreStates") branch offices from First Union Corporation ("First Union"). The former CoreStates offices, located throughout Pennsylvania and New Jersey, added approximately $2.2 billion of commercial bank deposits and $725 million of commercial and consumer loans to Sovereign's balance sheet. This transaction was accounted for as a purchase. Sovereign paid a premium of $325 million for the CoreStates branches which was allocated to core deposit intangible and goodwill. Additionally, Sovereign established an initial loan loss reserve of $20.5 million. The goodwill and core deposit intangible are being amortized over 25 years and 10 years, respectively. In October and November of 2000, Sovereign sold 20 of these branches, representing $315 million of deposits.

     On July 31, 1998, Sovereign acquired Carnegie Bancorp ("Carnegie"), a $414 million commercial bank holding company headquartered in Princeton, New Jersey which operated seven branch offices throughout central New Jersey and one in Pennsylvania, and First Home Bancorp Inc. ("First Home"), a $510 million savings bank holding company headquartered in Pennsville, New Jersey. First Home had one principal operating subsidiary which operated ten branch offices in Salem, Gloucester and Camden counties, New Jersey and New Castle County, Delaware.

     As a result of the Carnegie and First Home transactions, Sovereign issued approximately 10.9 million new shares of common stock during the third quarter of 1998. These transactions were accounted for as pooling of interests.

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

     The pre-merger results of operations for Sovereign, ML Bancorp, Carnegie and First Home (which were acquired pursuant to transactions accounted for as a pooling-of-interests) were as follows (in thousands):

--------------------------------------------------------------------------------

                                     SOVEREIGN   ML BANCORP(1) CARNEGIE(2)  FIRST HOME(2)     COMBINED
                                     ---------   ------------- -----------  -------------     --------
Year Ended December 31, 1998
     Interest income .........      $1,284,933      $27,935      $ 19,517       $22,986      $1,355,371
     Interest expense ........         821,529       16,295         9,848        14,087         861,759
     Provision for loan losses          27,467           --           260           234          27,961
     Other income ............         100,962        3,441           427           808         105,638
     Non-interest expense ....         332,710        8,534        10,180         8,659         360,083
     Income tax provision ....          71,539        2,319           390           503          74,751
                                    ----------      -------      --------       -------      ----------
     Net Income ..............      $  132,650      $ 4,228      $   (734)      $   311      $  136,455
                                    ==========      =======      ========       =======      ==========

(1) Reflects ML Bancorp's results of operations for the two-month period ended February 28, 1998.

(2) Reflects Carnegie and First Home results of operations for the seven-month period ended July 31, 1998.

--------------------------------------------------------------------------------

     During 1998, Sovereign recorded pre-tax merger-related charges of $49.9 million, ($33.5 million after-tax) or $.21 per share, primarily related to costs incurred in connection with its acquisitions of ML Bancorp, Inc., Carnegie Bancorp and First Home Bancorp, Inc. The components of the merger-related charges were as follows (in thousands):

--------------------------------------------------------------------------------

                                                          REQUIRING CASH
                                                       --------------------
                                                        CASH        OUTFLOW
                                         PROVISION     OUTFLOW      TO DATE
                                          -------      -------      -------
Severance and employee-related costs      $22,257      $22,257      $22,257
Merger transaction costs ...........        5,307        5,307        5,307
Writedowns of assets ...............       13,350           --           --
Office closing costs ...............        3,085        1,274        1,274
Miscellaneous ......................        5,933        5,933        5,933
                                          -------      -------      -------
Total ..............................      $49,932      $34,771      $34,771
                                          =======      =======      =======

--------------------------------------------------------------------------------

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

NOTE 3 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 2000 and 1999 were $243 million and $72 million, respectively.

NOTE 4 - INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities are as follows (in thousands):

                                                                        AT DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                                      2000                                               1999
                                -----------------------------------------------   -------------------------------------------------
                                 AMORTIZED  UNREALIZED   UNREALIZED               AMORTIZED   UNREALIZED    UNREALIZED
                                   COST    APPRECIATION DEPRECIATION FAIR VALUE     COST     APPRECIATION  DEPRECIATION  FAIR VALUE
                                ---------- ------------ ------------ ----------   ---------  ------------  ------------  ----------
Investment Securities
   Available-for-Sale:
Investment Securities:
   U.S. Treasury and
     government agency
     securities .............  $   92,341     $    55      $   455   $   91,941  $   77,229    $    2      $  1,210      $   76,021
   Corporate securities/Trust
     preferred ..............     300,206      11,333        5,727      305,812     243,915       650        14,231         230,334
   Asset-backed securities ..     523,466         248       12,118      511,596     685,274        --        21,149         664,125
   Equities .................      25,196         126        3,427       21,895      32,142        31        11,420          20,753
   FHLB stock ...............     225,797          --           --      225,797     524,397        --            --         524,397
   Agency preferred stock ...     425,888         267        2,472      423,683     425,888     4,135           395         429,628
   Municipal securities .....      36,549       2,693          473       38,769      32,813       745         1,379          32,179
Mortgage-backed Securities:
   Passthroughs:
     U.S. government
       agencies .............     676,593       3,025        5,679      673,939     478,462       909        21,004         458,367
     Non-agencies ...........   2,553,289         556       40,275    2,513,570   2,688,315        --       132,333       2,555,982
     Collateralized mortgage
       obligations ..........     515,852         535        7,805      508,582   3,166,472     2,564       130,610       3,038,426
                               ----------     -------      -------   ----------  ----------    ------      --------      ----------
Total investment securities
   available-for-sale .......  $5,375,177     $18,838      $78,431   $5,315,584  $8,354,907    $9,036      $333,731      $8,030,212
                               ==========     =======      =======   ==========  ==========    ======      ========      ==========

                                                                        AT DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                                      2000                                               1999
                                -----------------------------------------------   -------------------------------------------------
                                 AMORTIZED  UNREALIZED   UNREALIZED               AMORTIZED   UNREALIZED    UNREALIZED
                                   COST    APPRECIATION DEPRECIATION FAIR VALUE     COST     APPRECIATION  DEPRECIATION  FAIR VALUE
                                ---------- ------------ ------------ ----------   ---------  ------------  ------------  ----------
Investment Securities
   Held-to-Maturity:
Investment Securities:
   U.S. Treasury and
     government
     agency securities .....    $    6,382   $    --      $   138    $    6,244   $    4,807   $    --      $   109      $    4,698
   Corporate securities ....        35,785     2,282            6        38,061    1,326,827     9,852          165       1,336,514
   Municipal securities ....           739       135            6           868        3,275        96           22           3,349

Mortgage-backed securities:
   Passthroughs:
     U.S. government
       agencies ............     1,562,525    14,780       16,502     1,560,803      499,866     2,516        2,365         500,017
     Non-agency ............        39,117       378          234        39,261       52,319       377          224          52,472
     Collateralized mortgage
       obligations .........       333,720       505        7,566       326,659      474,957     2,520        7,502         469,975
                                ----------   -------      -------    ----------   ----------   -------      -------      ----------
Total investment securities
   held-to-maturity ........    $1,978,268   $18,080      $24,452    $1,971,896   $2,362,051   $15,361      $10,387      $2,367,025
                                ==========   =======      =======    ==========   ==========   =======      =======      ==========

     The amortized cost and estimated fair value of investment securities at December 31, 2000 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

--------------------------------------------------------------------------------

                                                      AMORTIZED
                                                        COST          FAIR VALUE
                                                     ----------      -----------
Investment Securities Available-for-Sale:
      Due in one year or less .................      $  773,882      $  754,790
      Due after one year through five years ...       1,991,715       1,958,767
      Due after five years through ten years ..       1,055,179       1,038,032
      Due after ten years .....................         878,061         860,661
      Equity securities .......................         676,340         703,334
                                                     ----------      ----------

 Total investment securities available-for-sale      $5,375,177      $5,315,584
                                                     ==========      ==========

                                                      AMORTIZED
                                                        COST          FAIR VALUE
                                                     ----------      -----------
 Investment Securities Held-to-Maturity:
      Due in one year or less .................      $  354,108      $  350,083
      Due after one year through five years ...         982,805         961,177
      Due after five years through ten years ..         399,816         394,765
      Due after ten years .....................         241,539         265,871
                                                     ----------      ----------

 Total investment securities held-to-maturity .      $1,978,268      $1,971,896
                                                     ==========      ==========

--------------------------------------------------------------------------------

     Proceeds from sales of investment securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

--------------------------------------------------------------------------------

                                                AVAILABLE-FOR-SALE
                                              YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------
                                       2000            1999            1998
                                   -----------     -----------     -----------
Proceeds from sales .......        $ 8,248,463     $ 5,553,469     $ 2,145,929
                                   ===========     ===========     ===========
Gross realized gains ......              3,039           8,335          27,729
Gross realized losses .....           (123,916)         (4,603)        (11,449)
                                   -----------     -----------     -----------
Net realized gains/(losses)        $  (120,877)    $     3,732     $    16,280
                                   ===========     ===========     ===========

--------------------------------------------------------------------------------

     Tax-exempt income included in interest and dividends on investment securities for the years ended December 31, 2000, 1999 and 1998 was $27.1 million, $27.1 million and $17.9 million, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2000, 1999 and 1998 were $(42.3) million, $1.2 million and $5.7 million, respectively.

     Investment securities with an estimated fair value of $2.3 billion and $2.7 billion were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 2000 and 1999, respectively.

NOTE 5 - LOANS

     A summary of loans included in the consolidated balance sheets (in thousands):

--------------------------------------------------------------------------------

                                                          AT DECEMBER 31,
                                                 -------------------------------
                                                     2000               1999
                                                 -----------         -----------
Residential real estate loans ..........         $ 7,927,442         $ 5,685,220
Residential construction loans .........              51,415              59,264
                                                 -----------         -----------
     Total Residential Loans ...........           7,978,857           5,744,484
                                                 -----------         -----------
Commercial real estate loans ...........           2,793,616           1,516,953
Commercial loans .......................           4,397,009           1,690,744
Automotive floor plan loans ............             513,641             730,623
Multi-family loans .....................             127,141             137,019
                                                 -----------         -----------
     Total Commercial Loans ............           7,831,407           4,075,339
                                                 -----------         -----------
Home equity loans ......................           3,256,598           1,957,945
Auto loans .............................           2,309,025           1,936,980
Loans to automotive lessors ............             317,281             288,636
Student loans ..........................              26,283             249,279
Other ..................................             192,794              35,802
                                                 -----------         -----------
     Total Consumer Loans ..............           6,101,981           4,468,642
                                                 -----------         -----------
     Total Loans(1)(2) .................         $21,912,245         $14,288,465
                                                 ===========         ===========
Total Loans with:
     Fixed rate ........................         $14,165,535         $ 8,769,876
     Variable rate .....................           7,746,710           5,518,589
                                                 -----------         -----------
     Total Loans(1) ....................         $21,912,245         $14,288,465
                                                 ===========         ===========

(1) Loan totals are net of deferred loan fees of $33 million for 2000 and $24 million for 1999.

(2) Loan totals are net of unamortized premium/(discount) of ($65) million and ($3) million for 2000 and 1999.

--------------------------------------------------------------------------------

     Maturities of residential real estate loans are presented as follows (in thousands):

                                                    AT DECEMBER 31, 2000
                                                   -----------------------
Maturing:
In one year or less .............................      $    142,517
One to five years ...............................           513,599
After five years ................................         7,322,741
                                                       ------------
     Total ......................................      $  7,978,857
                                                       ============

--------------------------------------------------------------------------------

     Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 2000 and 1999, loans to related parties totaled $14.6 million and $9.2 million, respectively.

     The activity in the allowance for loan losses is as follows (in thousands):

--------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      2000          1999          1998
                                                    --------      --------      --------
Balance, beginning of period .................      $132,986      $133,802      $116,823
Allowance established/acquired in acquisitions       134,706         4,799        22,660
Provision for loan losses ....................        56,500        30,000        27,961
Charge-offs ..................................        92,892        55,023        46,330
Recoveries ...................................        25,056        19,408        12,688
                                                    --------      --------      --------

Balance, end of period .......................      $256,356      $132,986      $133,802
                                                    ========      ========      ========

--------------------------------------------------------------------------------

     Impaired loans are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                             AT DECEMBER 31,
                                                        ------------------------
                                                            2000            1999
                                                        --------        --------
Impaired loans without a related allowance .....        $     --        $     --
Impaired loans with a related allowance ........         232,817         108,215
                                                        --------        --------
     Total impaired loans ......................        $232,817        $108,215
                                                        ========        ========

Allowance for impaired loans ...................        $ 56,311        $ 23,033
                                                        ========        ========

--------------------------------------------------------------------------------

     If Sovereign's non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 2000, 1999 and 1998 would have increased by approximately $7.0 million, $5.0 million and $9.8 million, respectively. Interest income recorded on these loans for the years ended December 31, 2000, 1999 and 1998 was $3.8 million, $2.1 million and $3.3 million, respectively.

NOTE 6 - MORTGAGE BANKING ACTIVITY

     At December 31, 2000, 1999, and 1998, Sovereign serviced loans for the benefit of others totaling $4.2 billion, $5.7 billion, and $6.7 billion, respectively. The following table presents the activity of Sovereign's mortgage servicing rights for the years indicated. This activity does not reflect the reduction from the activity in Sovereign's valuation allowance for mortgage servicing rights presented in the table below (in thousands):

--------------------------------------------------------------------------------

                                                            YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      2000          1999          1998
                                                    --------      --------      --------
Balance, beginning of year ...................      $ 77,349      $ 75,627      $ 68,063
Servicing assets sold ........................       (34,842)           --            --
Net servicing assets recognized ..............         7,971        14,605        19,439
Amortization and other .......................        (8,937)      (12,883)      (11,875)
                                                    --------      --------      --------

Balance, end of year .........................      $ 41,541      $ 77,349      $ 75,627
                                                    ========      ========      ========

     For valuation purposes, at December 31, 2000, a weighted average discount rate of 9.6% was assumed and assumed prepayment speeds were consistent with published secondary market rates for Sovereign's market area. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

     Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

--------------------------------------------------------------------------------

                                                           YEAR ENDED DECEMBER 31,
                                                    ------------------------------------
                                                      2000          1999          1998
                                                    --------      --------      --------
Balance, beginning of year ...................      $  4,858      $ 13,295      $  3,295
Change in valuation allowance for mortgage
     servicing rights ........................        (2,675)       (8,437)       10,000
                                                    --------      --------      --------

Balance, end of year .........................      $  2,183      $  4,858      $ 13,295
                                                    ========      ========      ========

--------------------------------------------------------------------------------

NOTE 7 - PREMISES AND EQUIPMENT

     A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

--------------------------------------------------------------------------------

                                                           AT DECEMBER 31,
                                                      ------------------------
                                                        2000            1999
                                                      --------        --------
Land ...........................................      $ 13,200        $ 15,790
Office buildings ...............................       108,890          84,130
Furniture, fixtures, and equipment .............       214,106         116,163
Leasehold improvements .........................        57,723          22,154
Automobiles ....................................           605             883
                                                      --------        --------
                                                       394,524         239,120
Less accumulated depreciation ..................      (104,390)       (119,919)
                                                      --------        --------
     Total premises and equipment ..............      $290,134        $119,201
                                                      ========        ========

--------------------------------------------------------------------------------

     Included in occupancy and equipment expense for 2000, 1999 and 1998 was depreciation expense of $36.6 million, $15.1 million, and $11.8 million respectively. Sovereign also recorded rental expense of $52.0 million, $16.5 million and $10.6 million, net of $5.2 million $1.2 million, and $1.1 million of sublease income in 2000, 1999 and 1998, respectively.

     On June 30, 2000, Sovereign was party to a structured real estate transaction pursuant to which 127 commercial properties, including 104 commercial properties that were owned by FleetBoston and 23 commercial properties of Sovereign's existing franchise, were sold to the Sovereign Bank Lease Pass-Through Trust, a non-affiliated third party. The Company simultaneously entered into 127 separate operating leases, each of which had an initial lease term of approximately 20 years. Sovereign recorded a gain on the sale of $11.9 million, which was deferred and will be amortized over the lease term of the 23 properties sold and subsequently leased back.

NOTE 8 - ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                              AT DECEMBER 31,
                                                        ------------------------
                                                          2000            1999
                                                        --------        --------
Accrued interest receivable on:
     Investment securities .....................        $ 55,465        $ 58,749
     Loans .....................................         175,049         105,971
                                                        --------        --------

     Total interest receivable .................        $230,514        $164,720
                                                        ========        ========

NOTE 9 - DEPOSITS

     Deposits are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                                 AT DECEMBER 31,
                                       ------------------------------------------------------------------
                                                     2000                                 1999
                                       ------------------------------------------------------------------
                                       BALANCE      PERCENT     RATE        BALANCE      PERCENT     RATE
                                       -------      -------     ----        -------      -------     ----
Demand deposit accounts ......      $ 3,475,994       14%        --%      $ 1,089,472        9%        --%
NOW accounts .................        4,247,194       17       2.67         1,871,288       16       2.44
Savings accounts .............        2,952,960       12       2.38         2,142,708       18       2.69
Money market accounts ........        4,553,020       19       4.44         1,345,325       11       4.17
Retail certificates of deposit        8,371,936       34       5.91         4,708,057       39       5.00
Jumbo certificates of deposit           897,813        4       6.55           855,825        7       5.56
                                    -----------      ---       ----       -----------      ---       ----

     Total deposits ..........      $24,498,917      100%      3.83%      $12,012,675      100%      3.68%
                                    ===========      ===       ====       ===========      ===       ====

--------------------------------------------------------------------------------

     Deposits of related parties include deposits made by certain officers, directors and their affiliated interests. At December 31, 2000 and 1999, deposits of related parties totaled $1.2 million and $2.4 million, respectively.

--------------------------------------------------------------------------------

     Interest expense on deposits is summarized as follows (in thousands):

                                                                 AT DECEMBER 31,
                                                    ------------------------------------
                                                      2000          1999          1998
                                                    --------      --------      --------
Demand deposit and NOW accounts ..............      $ 81,842      $ 34,622      $ 19,920
Savings accounts .............................        67,880        58,333        62,694
Money market accounts ........................       132,131        50,246        45,055
Certificates of deposit ......................       453,234       297,625       316,164
                                                    --------      --------      --------
     Total interest expense on deposits ......      $735,087      $440,826      $443,833
                                                    ========      ========      ========

--------------------------------------------------------------------------------

     The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

                                                      AT DECEMBER 31,
                                                      ---------------
                                                           2000
                                                        ----------

Three months or less ......................             $  539,437
Over three through six months .............                499,845
Over six through twelve months ............                360,013
Over twelve months ........................                169,361
                                                        ----------
Total .....................................             $1,568,656
                                                        ==========

     The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

                                                              AT DECEMBER 31,
                                                              ---------------
                                                                    2000
                                                                ----------
2001 .............................................              $7,491,297
2002 .............................................               1,172,202
2003 .............................................                 144,637
2004 .............................................                  76,856
2005 .............................................                  76,256
Thereafter .......................................                 308,501
                                                                ----------

Total ............................................              $9,269,749
                                                                ==========

--------------------------------------------------------------------------------

NOTE 10 - BORROWINGS

     Borrowings. Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

--------------------------------------------------------------------------------

                                                                  AT DECEMBER 31,
                                                 --------------------------------------------------
                                                          2000                        1999
                                                 ----------------------     -----------------------
                                                   Balance    W.A. Rate       Balance     W.A. Rate
                                                   -------    ---------       -------     ---------
Federal funds purchased ...................      $  130,000      5.23%      $       --        --
Securities sold under repurchase agreements         230,900      6.58%         102,944      5.85%
Federal Home Loan
Bank advances .............................         970,000      6.62%       6,054,995      5.67%
                                                 ----------                 ----------
Total borrowings ..........................      $1,330,900      6.48%      $6,157,939      5.67%
                                                 ==========                 ==========

--------------------------------------------------------------------------------

     Included in borrowings are sales of securities under repurchase agreements. Securities underlying sales of securities under repurchase agreements consisted of investment securities which had an amortized cost of $243 million and $141 million and a market value of $239 million and $139 million at December 31, 2000 and 1999, respectively.

     Short-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB. Short-term FHLB advances had weighted average interest rates of 6.62% and 5.67% at December 31, 2000 and 1999, respectively.

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

     Through the use of interest rate swaps, $400 million of FHLB advances at December 31, 2000 have been effectively converted from variable rate obligations to fixed rate obligations. An additional $500 million of borrowings have been protected from upward repricing through the use of interest rate caps.

NOTE 11 - LONG-TERM DEBT

     Long-term Debt. Long-term debt (borrowings with original maturities of more than one year) at December 31 consisted of the following (in thousands):

--------------------------------------------------------------------------------

                                                            AT DECEMBER 31,
                                                        -----------------------
                                                           2000          1999
                                                        ----------   ----------
Securities sold under repurchase agreements .........   $       --   $  188,580
FHLB advances, maturing January 2001 to April 2012 ..    3,544,984    4,429,909
Senior secured credit facility, due November 15, 2003      350,792      500,000
6.625% senior notes, due March 15, 2001 .............      239,973      239,843
10.25% senior notes, due May 15, 2004  ..............      200,000      200,000
10.50% senior notes, due November 15, 2006 ..........      500,000      500,000
6.75% subordinated debentures, due 2000  ............           --       77,892
8.50% subordinated debentures, due 2002  ............       19,992       19,987
8.00% subordinated debentures, due 2003  ............       49,960       49,943
Other ...............................................        3,707        6,016
                                                        ----------   ----------
                                                        $4,909,408   $6,212,170
                                                        ==========   ==========

     Long-term debt includes sales of securities under repurchase agreements with weighted average interest rates of 5.84%at December 31, 1999. Securities underlying these repurchase agreements consist of investment securities which had a book value of $195 million, and a market value of $192 million at December 31, 1999.

     Long-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB. Long-term FHLB advances had weighted average interest rates of 5.47% and 5.09% at December 31, 2000 and 1999, respectively.

     The Senior Secured Credit Facility will mature November 15, 2003.The facility's original amortization schedule was as follows: 2000 - 5%, $25 million; 2001 - 15%, $75 million; 2002 - 40%, $200 million; and 2003 - 40%, $200 million with mandatory prepayments occurring if Sovereign's cash flow exceeds predetermined levels. Interest is calculated, at the option of the borrower, at LIBOR plus 3.5%, or the sum of a) the highest of (i) lender's base rate, (ii)
 .50% over lender's three month CD rate, or (iii) .50% over the Federal Funds Effective Rate, plus b) 2.50%. Interest was calculated under the LIBOR option (9.96%) at December 31, 2000. The Senior Secured Credit Facility is secured primarily by first perfected security interest in the stock of Sovereign Bank owned by Sovereign Bancorp. The Senior Secured Credit Facility subjects Sovereign to a number of affirmative and negative covenants. On March 1, 2001, Sovereign refinanced this facility as described in Note 26.

     The 6.625%, 10.25% and 10.50% senior notes are non-amortizing and are redeemable, at a significant premium, at any time prior to maturity. The 8.00% subordinated debentures are non-amortizing and are not redeemable prior to maturity. The 8.50% subordinated debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part.

     The following table sets forth the maturity of Sovereign's long-term debt as scheduled to mature contractually at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

                                   AT DECEMBER 31,
                                   ---------------
                                        2000
                                    ----------
2001 ...........................    $  582,722
2002 ...........................       519,992
2003 ...........................       350,753
2004 ...........................       300,700
2005 ...........................        12,750
Thereafter .....................     3,142,491
                                    ----------

Total ..........................    $4,909,408
                                    ==========

--------------------------------------------------------------------------------

NOTE 12 - TRUST PREFERRED SECURITIES

     On November 15, 1999, Sovereign issued 5,750,000 units of Trust Preferred Income Equity Redeemable Securities (PIERS) resulting in net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030, of which $91.5 million has been allocated to the value of the warrants and is treated as original issue discount. The original issue discount is accreted into Trust Preferred Securities expense over the life of the unit resulting in an effective yield of 11.74%. Each PIERS unit consists of:

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

     The Trust Preferred II securities were issued by a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on Trust II will be payable at an annual rate of 7.5% of the stated liquidation amount of $50 per capital security, payable quarterly. After original issue discount and issuance costs, proceeds of $186.8 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred II offering. Cash distributions on Trust Preferred II will be made to the extent interest on the debentures is received by Trust II. Sovereign may defer interest payments on the debentures for a period not exceeding 20 consecutive quarters or beyond the original maturity date. Holders may require Sovereign to repurchase the Trust Preferred II securities at accreted value following exercise of the warrants.

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

     The Trust Preferred offerings are classified as and are similar to a minority interest and are presented as "Mandatorily redeemable capital securities (or "Trust Preferred")." The Trust Preferred offerings qualify for Tier I capital treatment for Sovereign and the loan payments from Sovereign to the Trust are fully tax deductible. The warrants, included in the PIERS units, are classified as additional capital within stockholders' equity.

NOTE 13 - MINORITY INTEREST

     On August 21, 2000 Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust ("SREIT"), a subsidiary of Sovereign Bank which holds primarily residential real estate loans. The preferred stock was issued at a discount, which is being amortized over the life of the preferred shares. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors; however, by mid-2001 these SREIT preferred shares are expected to be registered so that they may be offered to other investors. The proceeds of this offering were principally used to repay corporate debt.

NOTE 14 - STOCKHOLDERS' EQUITY

     Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 2000, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter.

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

     On November 15, 1999, Sovereign raised $1.3 billion of debt and equity. This included issuance of 43.8 million shares of common stock resulting in net proceeds of $331.5 million. In connection with the PIERS offering as described in Note 12, Sovereign issued 5.75 million warrants with a fair value, net of offering expenses, of $91.5 million, classified as stockholders' equity. The conversion of all warrants would result in an additional 30.7 million shares outstanding before the effect of repurchase of shares assumed under the treasury stock method used for fully diluted EPS calculations.

     On May 15, 1998, Sovereign redeemed all outstanding shares of its 6 1/4% Cumulative Convertible Preferred Stock, Series B and issued 14.3 million shares of common stock in connection with this redemption.

     Retained earnings at December 31, 2000 included $79.6 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Our debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.

NOTE 15 - REGULATORY MATTERS

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. Management believes, as of December 31, 2000 and 1999, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be well-capitalized.

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. As of December 31, 2000, Sovereign was "well-capitalized" under the regulatory framework for FDICIA.

     The OTS order, as amended, applicable to the approval of the SBNE acquisition (the "OTS order") requires Sovereign Bank to be "Well Capitalized", and also to meet certain additional capital ratio requirements and other conditions. Various agreements with our lenders also require us to cause Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital levels.

     At December 31, 2000, Sovereign had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

     Federal banking laws, regulations and policies also limit Sovereign Bank's ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank's total distributions to us within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, including the OTS order applicable to the New England Acquisition, as amended, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank's examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition.

     The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2000 (in thousands):

--------------------------------------------------------------------------------

                                                                                               TIER 1             TOTAL
REGULATORY CAPITAL                                           TANGIBLE         LEVERAGE       RISK-BASED        RISK-BASED
                                                            CAPITAL TO       CAPITAL TO      CAPITAL TO        CAPITAL TO
                                                             TANGIBLE         TANGIBLE      RISK-ADJUSTED     RISK-ADJUSTED
                                                              ASSETS           ASSETS          ASSETS            ASSETS
                                                            -----------      -----------     -----------       -----------
Sovereign Bank:
Regulatory capital ......................................   $ 2,216,886      $ 2,216,886     $ 2,097,654       $ 2,348,935
Minimum capital requirement..............................     1,280,869        1,280,869       1,280,869         1,823,347
                                                            -----------      -----------     -----------       -----------
     Excess .............................................   $   936,017      $   936,017     $   816,785       $   525,588
                                                            ===========      ===========     ===========       ===========
Capital ratio ...........................................          6.92%           6.92%            9.20%            10.31%

--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTION PLANS

     Beginning in 1990, Sovereign initiated its stock option plan. This plan grants stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign's stock options expire not more than ten years and one month after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 14.2 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits.

     The following table provides a summary of Sovereign's stock option activity for the years ended December 31, 2000, 1999 and 1998 and stock options exercisable at the end of each of those years (number of options in thousands).

--------------------------------------------------------------------------------

                                                                                                                PRICE PER
                                                                                                SHARES            SHARE
                                                                                             -----------       -----------
Options outstanding December 31, 1997 (4,351,317 shares exercisable)......................   $ 6,033,453    $  .96 - 16.77
Granted...................................................................................       934,070     13.38 - 20.25
Exercised.................................................................................    (2,295,265)      .97 - 10.54
Forfeited.................................................................................      (172,550)     8.22 - 20.25
                                                                                             -----------
Options outstanding December 31, 1998 (3,371,038 shares exercisable)......................     4,499,708       .96 - 20.25
                                                                                             -----------
Options exchanged in conjunction with Peoples acquisition ................................       473,531       4.41 - 6.86
Granted...................................................................................     2,216,479      8.28 - 12.44
Exercised.................................................................................      (720,811)       .96 - 8.83
Forfeited.................................................................................      (110,015)     3.78 - 16.35
                                                                                             -----------
Options outstanding December 31, 1999 (4,154,213 shares exercisable)......................     6,358,892      1.30 - 20.25
                                                                                             -----------
Granted...................................................................................     1,762,744       6.69 - 7.81
Exercised.................................................................................      (195,873)      1.30 - 6.53
Forfeited.................................................................................      (306,430)     4.11 - 16.35
                                                                                             -----------
Options outstanding December 31, 2000 (6,031,898 shares exercisable)......................   $ 7,619,333      1.30 - 20.25
                                                                                             ===========

--------------------------------------------------------------------------------

     The following table summarizes Sovereign's stock options outstanding at December 31, 2000:

                                                       OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                             ---------------------------------------     ----------------------
                                                                          WEIGHTED
                                                             WEIGHTED      AVERAGE                     WEIGHTED
                                                              AVERAGE     REMAINING                     AVERAGE
                                                             EXERCISE    CONTRACTUAL                   EXERCISE
EXERCISE PRICES                               SHARES          PRICE         LIFE          SHARES         PRICE
---------------                              ---------       --------    -----------     ---------     --------
$1.30 - $6.69 .......................        2,291,227       $  4.41        3.91         2,155,477      $  4.26
$6.72 - $10.57 ......................        2,274,864       $  7.37        8.49           823,179      $  8.15
$11.80 - $20.25 .....................        3,053,242       $ 13.11        7.84         3,053,242      $ 13.11
                                             ---------                                   ---------      -------

  Total .............................        7,619,333       $  8.78        6.85         6,031,898      $  9.27
                                             =========       =======        ====         =========      =======

--------------------------------------------------------------------------------

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if Sovereign had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------

Grant date year                                             2000                1999                1998
                                                        -------------      --------------      ---------------
Expected volatility ..............................               .325                .296                 .278
Expected life in years ...........................               6.00                6.00                 6.00
Stock price on date of grant .....................      $6.69 - $7.81      $8.28 - $12.44      $13.38 - $20.25
Exercise price ...................................      $6.69 - $7.81      $8.28 - $12.44      $13.38 - $20.25
Weighted average exercise price ..................      $        6.90      $        11.34      $         15.41
Weighted average fair value ......................      $        2.73      $         3.98      $          5.45
Expected dividend yield ..........................               1.21%               1.40%                 .67%
Risk-free interest rate ..........................         6.67%-6.85%       5.17% - 6.75%        4.65% - 5.72%
Vesting period in years ..........................                1-5                 1-5                    1

--------------------------------------------------------------------------------

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

     The pro forma reduction to net income for 2000, 1999 and 1998, was $3.5 million, $3.2 million and $2.8 million, respectively. The pro forma reduction to diluted earnings per share was $.02, each year.

NOTE 17 - EMPLOYEE BENEFIT PLANS

     Sovereign sponsored several non-contributory defined benefit pension plan which covered substantially all employees, and former employees of certain institutions acquired by Sovereign. Benefits were frozen effective March 31, 1999. Sovereign recorded a curtailment gain of $1.6 million in 1999 and a settlement gain of $1.3 million (net of excise tax expense of $1.2 million) in 2000. $2.0 million of plan assets were transferred to Sovereign's 401(k) plan and $6.2 million was returned to Sovereign in 2000 after settlement of benefit obligations was completed. Sovereign also sponsors a supplemental executive retirement plan ("SERP") and several postemployment benefit plans of several institutions acquired by Sovereign. Increasing or decreasing the assumed health care cost trend rate would not have a significant impact on the accumulated post retirement benefit obligation at December 31, 2000, and the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2000.

     The following tables present net periodic expense, change in benefit obligation and change in plan assets and funded status at or for the periods indicated (in thousands of dollars):

                                                                    NET PERIODIC EXPENSE FOR THE YEAR ENDED DECEMBER 31,
                                                              PENSION AND SERP PLANS                    POSTEMPLOYMENT PLANS
                                                       -----------------------------------       ----------------------------------
                                                         2000          1999          1998          2000         1999          1998
                                                       -------       -------       -------       -------      -------       -------
Service cost ....................................      $   332       $   348       $ 2,245       $    --      $     3       $     3
Interest on benefit obligation ..................        2,076         2,507         2,444            74           61            54
Actual return on assets .........................       (1,703)         (224)       (7,028)           --           --            --
Amortization and deferrals ......................           50        (2,297)        3,772            --          (11)          (11)
Curtailment gain ................................           --        (1,564)           --            --           --            --
Settlement gain (net of excise tax
  expense $1,233) ...............................       (1,330)           --            --            --           --            --
                                                       -------       -------       -------       -------      -------       -------
Net periodic expense ............................      $  (575)      $(1,230)      $ 1,433       $    74      $    53       $    46
                                                       =======       =======       =======       =======      =======       =======

                                                              BENEFIT OBLIGATION, PLAN ASSETS AND FUNDED STATUS AT DECEMBER 31,
                                                              -----------------------------------------------------------------
                                                                   PENSION AND SERP PLANS              POSTEMPLOYMENT PLANS
                                                                  -------------------------         -------------------------
                                                                    2000             1999             2000             1999
                                                                  --------         --------         --------         --------
Change in benefit obligation:
Benefit obligation at beginning of year                           $ 42,950         $ 37,176         $  1,131         $    983
Service cost                                                           332              348               --                3
Interest cost                                                        2,076            2,507               74               61
Actuarial (gains) losses                                            (2,123)           4,093               39             (244)
Benefits paid and annuity purchases                                (39,402)          (5,868)            (129)            (104)
Acquisitions                                                            --            4,509               --              432
Curtailment                                                             --           (4,174)              --               --
Assumption changes                                                      --            4,359               --               --
                                                                  --------         --------         --------         --------
Benefit obligation at end of year                                 $  3,833         $ 42,950         $  1,115         $  1,131
                                                                  ========         ========         ========         ========

Change in plan assets:
Fair value of assets at beginning of year                         $ 45,942         $ 46,901         $     --         $     --
Actual return on assets                                              1,703              213               --               --
Company contributions                                                   --               --              129              104
Benefits paid and annuity purchases                                (39,418)          (5,878)            (129)            (104)
Acquisitions                                                            --            4,706               --               --
Assets transferred to 401K plan or reverted to
Sovereign upon settlement                                           (8,227)              --               --               --
                                                                  --------         --------         --------         --------

Fair value of assets at end of year                               $     --         $ 45,942         $     --         $     --
                                                                  ========         ========         ========         ========

Funded status of the plan                                         $ (3,833)        $  2,992         $ (1,115)        $ (1,131)
Unrecognized net actuarial (gain) loss                               1,313              871              197               60
Unrecognized net transition asset                                       --               --               --               --
Unrecognized prior service cost                                        605              660              (97)              --
                                                                  --------         --------         --------         --------

(Accrued) prepaid benefit cost                                    $ (1,915)        $  4,523         $ (1,015)        $ (1,071)
                                                                  ========         ========         ========         ========

Weighted average assumptions as of December 31:
Discount rate                                                         6.75%            6.30%            6.75%            6.75%
Rate of compensation increase                                         4.50%            4.50%            4.50%            4.50%
Expected return on plan assets                                         n/a             5.13%             n/a              n/a
Medical benefits rate of increase                                      n/a              n/a             6.00%            5.20%

     Substantially all employees of Sovereign are eligible to participate in the 401(k) retirement plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to this plan of $5.2 million, $2.1 million and $1.5 million during 2000, 1999 and 1998, respectively. Pursuant to this plan, employees can contribute up to 12% of their compensation to the plan. Sovereign contributes 100% of the employee contribution up to 3% of compensation and 50% of the employee contribution from 3% to 5% of compensation in the form of Sovereign common stock.

     Sovereign maintains an Employee Stock Ownership Plan ("Sovereign ESOP"), and substantially all employees of Sovereign are eligible to participate following completion of one year of service and attaining age 21. Peoples also sponsored a leveraged ESOP that Sovereign assumed upon acquisition in 1999 (collectively, "the ESOPs"). The Sovereign ESOPs are defined contribution plans which provide retirement benefits for participants and beneficiaries in the form of Sovereign common stock purchased in the open market.

     On November 21, 1994, Sovereign's Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. The Sovereign ESOP is funded through direct loans from Sovereign. The proceeds from these loans were used to purchase outstanding shares of Sovereign's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. In addition, dividends are paid on all shares of Sovereign common stock, including unallocated shares held by the Sovereign ESOP. Dividends on the unallocated shares are allocated on a pro-rata basis when purchased shares are released. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations. Sovereign has committed to make contributions sufficient to provide for the debt requirements of the ESOPs. Sovereign recognized as expense $2.6 million, $3.4 million and $4.0 million for the ESOPs in 2000,1999 and 1998, respectively.

     At December 31, 2000, the ESOPs held 6.4 million shares of Sovereign stock of which 1.9 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 2000, the unallocated ESOP shares had a fair market value of $37.1 million and the ESOPs had $44.1 million of loans outstanding from Sovereign.

     Sovereign maintains several bonus deferral plans for selected management and executive employees. These plans allow employees to defer 50% or more of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions ranging from 25% to 100% are made by Sovereign into the trust and are also invested in Sovereign stock. Earnings on the deferral and matching contributions are also invested in Sovereign stock. Expense is recognized ratably over the vesting periods of the plans. Benefits vest ratably over three years under the management plan and after five years under the executive plan. Benefits also vest under the plans in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined by the plans. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $1.9 million, $1.0 million, and $285,000 for these plans in 2000, 1999 and 1998, respectively.

NOTE 18 - INCOME TAXES

--------------------------------------------------------------------------------

     The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                      2000            1999            1998
                                                    --------        --------        --------
          Current:
            Federal .............................   $ (9,796)       $ 69,656        $ 92,311
            State ...............................        736             807          1,121
                                                    --------        --------        --------
                                                      (9,060)         70,463          93,432
          Deferred ..............................    (50,930)         18,852         (18,681)
                                                    --------        --------        --------

            Total income tax expense (benefit) ..   $(59,990)       $ 89,315        $ 74,751
                                                    ========        ========        ========

--------------------------------------------------------------------------------

     The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for each of the years indicated:

--------------------------------------------------------------------------------

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2000       1999      1998
                                                    ------     ------    ------

Statutory federal tax rate .......................   (35.0)%     35.0%     35.0%
Increase/(decrease) in taxes resulting from:
       Tax-exempt income .........................    (5.4)      (2.8)     (3.2)
       Bank owned life insurance..................   (12.9)      (3.0)     (2.0)
       State income taxes,
       net of federal tax benefit ................     6.0        0.2       0.3
       Amortization of intangible
         assets and other purchase
         accounting adjustments ..................     3.5        0.9       0.8
       Sale of minority interest .................   (26.0)        --        --
       Non-deductible,
         merger-related costs ....................      --         --       3.1
       Other .....................................     3.3        2.9       1.4
                                                    ------     ------    ------
Effective federal tax rate .......................   (66.5)%     33.2%     35.4%
                                                    ======     ======    ======

--------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                ------------------------------------
                                                                                                   2000          1999         1998
                                                                                                ---------     ---------    ---------
Deferred tax assets:
     Allowance for possible loan losses ....................................................    $  42,031     $  43,766    $  37,849
     Purchased mortgage servicing rights ...................................................       (1,076)        3,532        4,356
     Employee benefits .....................................................................          736         1,344          888
     Merger-related liabilities ............................................................       14,384         6,339        2,313
     Purchase accounting adjustments .......................................................        6,982         8,765          370
     Unrealized loss on available-for-sale portfolio .......................................       29,300       113,764           --
     Net operating loss carry forwards, net of valuation allowance of $5,340 in 2000 .......        4,542         8,630        1,393
     Non-solicitation covenant .............................................................       33,383            --           --
     Other .................................................................................       34,168         5,472          847
                                                                                                ---------     ---------    ---------

         Total gross deferred tax assets ...................................................    $ 164,450     $ 191,612    $  48,016
                                                                                                ---------     ---------    ---------

Deferred tax liabilities:
     Purchase accounting adjustments .......................................................    $   7,077     $   8,177    $   5,402
     Deferred loan fees ....................................................................       16,433        10,505        7,144
     Tax bad debt reserve recapture ........................................................        5,354         4,393        2,406
     Originated mortgage servicing rights ..................................................       (2,654)        8,269        3,843
     Option premiums .......................................................................           --         2,716        2,716
     Unrealized gain on available-for-sale portfolio .......................................           --            --        9,757
     Other .................................................................................       27,399        11,145        4,163
                                                                                                ---------     ---------    ---------

         Total gross deferred tax liabilities ..............................................    $  53,609     $  45,205    $  35,431
                                                                                                ---------     ---------    ---------

Net deferred tax asset .....................................................................    $ 110,841     $ 146,407    $  12,585
                                                                                                =========     =========    =========

------------------------------------------------------------------------------------------------------------------------------------

     During 2000, Sovereign established a $5 million valuation allowance related to previously recognized state tax net operating losses. The valuation allowance was necessary due to structural changes at Sovereign resulting from the SBNE acquisition. For the remainder of Sovereign's deferred tax assets, no valuation allowance is necessary due to Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized is based on a history of growth in earnings, the prospects for continued growth including an analysis of potential uncertainties that may affect future operating results and potential tax planning strategies that could be employed in the future. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

     The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

--------------------------------------------------------------------------------

CONTRACT OR NOTIONAL AMOUNT

                                                             AT DECEMBER 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
          Financial instruments whose contract
               amounts represent credit risk:
               Commitments to extend credit ..........  $5,812,328    $2,189,743
               Standby letters of credit .............     564,226        76,775
               Loans sold with recourse ..............      20,647        25,214
          Financial instruments whose
               notional or contract amounts
               exceed the amount of credit risk:
               Forward contracts .....................     115,914        75,639
               Interest rate swaps ...................   1,258,294       452,300
               Interest rate caps ....................     500,000     1,200,000

--------------------------------------------------------------------------------

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

     Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. Most guarantees expire by June 2003. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Sovereign holds various collateral to support the commitments.

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

Litigation

     At December 31, 2000, Sovereign was party to a number of lawsuits, which arise during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

Leases

     Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable leases, net of sublease income at December 31, 2000, are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                 AT DECEMBER 31, 2000
                         -----------------------------------
                                    Future Minimum
                         -----------------------------------
                           Lease      Sublease        Net
                         Payments      Income       Payments
                         --------     --------      --------
2001 .................   $ 85,422     $ (7,481)     $ 77,941
2002 .................     82,093       (6,820)       75,273
2003 .................     78,299       (3,323)       74,976
2004 .................     73,167       (1,815)       71,352
2005 .................    148,217       (1,045)      147,172
Thereafter ...........    228,745       (2,194)      226,551
                         --------     --------      --------
     Total ...........   $695,943     $(22,678)     $673,265
                         ========     ========      ========

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, "Fair Value of Financial Instruments." These fair values are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity's entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Sovereign (in thousands):

--------------------------------------------------------------------------------

                                                                                             AT DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                                  2000                              1999
                                                                      --------------------------------------------------------------
                                                                       CARRYING                          CARRYING
                                                                         VALUE          FAIR VALUE         VALUE          FAIR VALUE
                                                                      -----------      -----------      -----------      -----------
Financial Assets:
     Cash and amounts due from depository institutions .........      $   945,196      $   945,196      $   373,996      $   373,996
     Interest-earning deposits .................................           14,447           14,447           19,238           19,238
     Loans held for sale .......................................           59,993           60,148           61,925           62,439
     Investment securities:
       available-for-sale ......................................        5,315,584        5,315,584        8,030,212        8,030,212
       held-to-maturity ........................................        1,978,268        1,971,896        2,362,051        2,367,025
     Loans, net ................................................       21,655,889       21,604,291       14,093,554       13,955,482
     Mortgage servicing rights .................................           41,541           44,618           72,491           76,606
Financial Liabilities:
     Deposits ..................................................       24,498,917       22,428,033       12,012,675       11,979,123
     Borrowings(1)  ............................................        6,240,308        6,202,987       12,370,109       12,149,668
Unrecognized Financial Instruments:(2)
     Commitments to extend credit ..............................           44,432           44,306           16,003           16,086
     Loans sold with recourse ..................................           20,647               --              126               50
     Interest rate swaps, caps and floors ......................              957            5,167            4,463            1,198
     Exchange traded futures ...................................           38,849           38,849               --               --

(1) Borrowings are shown without unamortized cap premiums, as cap premiums are reflected separately below in "Interest rate swaps, caps and floors."

(2) The amounts shown under "carrying value" represent accruals or deferred income arising from those unrecognized financial instruments.

--------------------------------------------------------------------------------

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

NOTE 21 - FINANCIAL DERIVATIVES

     Sovereign uses a variety of off-balance-sheet financial derivatives as part of its overall interest rate risk management process and to manage risk associated with mortgage banking activities. Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from repricing of liabilities. Interest rate floors are generally used to limit the exposure from repricing of assets. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. Forward contracts are used to manage risk positions associated with mortgage origination. Substantially all forward contracts mature within 90 days of origination. Forward contracts are traded in over-the-counter markets and do not have standardized terms. Counterparties to Sovereign's forward contracts are primarily U.S. government agencies and brokers and dealers in mortgage-backed securities.

     Sovereign's Capital Markets Group provides risk management services for its customers. Sovereign purchases and sells certain derivatives including interest rate swaps, caps and floors. Customer related derivative financial instrument transactions are generally marked to market and any gains or losses are recorded in the income statement. Sovereign also holds derivatives in connection with its securities trading activities and, at times, takes minimal positions in the expectation of profiting from favorable movements in interest rates. The following table presents information regarding financial derivatives at the dates indicated (in thousands):

--------------------------------------------------------------------------------

                                                            AT DECEMBER 31, 2000
                                             --------------------------------------------------
                                                                                         NET
                                              NOTIONAL     POSITIVE     NEGATIVE        ASSET
                                               AMOUNT     FAIR VALUE   FAIR VALUE    (LIABILITY)
                                             ----------   ----------   ----------    ----------
Interest Rate Risk Management:
Interest rate swaps:
     Pay variable-receive fixed(1)           $  858,294   $   16,395   $     (975)   $   15,420
     Pay fixed-receive variable(2)              400,000           --      (10,087)      (10,087)
Interest rate caps/floors/collars(3)            500,000           --         (166)         (166)
Mortgage banking risk management
     Forward commitments:
     To buy loans                                34,000          115          (27)           88
     To sell loans                              149,914           77       (1,333)       (1,256)
                                             ----------   ----------   ----------    ----------

Total interest rate risk management           1,942,208       16,587      (12,588)        3,999
                                             ----------   ----------   ----------    ----------

Customer Related:
Interest rate swaps:
     Pay variable-receive fixed                 502,532          496      (11,320)      (10,824)
     Pay fixed-receive variable                 512,390       13,008         (404)       12,604
Interest rate caps/floors/collars               105,701          105         (105)           --
Exchange traded futures(4)                       38,849           --           --            --
                                             ----------   ----------   ----------    ----------
Total customer related                        1,159,472       13,609      (11,829)        1,780
                                             ----------   ----------   ----------    ----------
Total derivatives                            $3,101,680   $   30,196   $  (24,417)   $    5,779
                                             ==========   ==========   ==========    ==========

                                                           AT DECEMBER 31, 1999
                                             --------------------------------------------------
                                                                                         NET
                                              NOTIONAL     POSITIVE     NEGATIVE        ASSET
                                               AMOUNT     FAIR VALUE   FAIR VALUE    (LIABILITY)
                                             ----------   ----------   ----------    ----------
Interest Rate Risk Management:
Interest rate swaps:
     Pay variable-receive fixed(1)           $  252,300   $      637   $   (7,483)   $   (6,846)
     Pay fixed-receive variable(2)              200,000        8,853           --         8,853
Interest rate caps/floors/collars(3)          1,200,000           --         (809)         (809)
Mortgage banking risk management
     Forward commitments:
     To buy loans                                    --           --           --            --
     To sell loans                               75,639          116         (178)          (62)
                                             ----------   ----------   ----------    ----------

Total interest rate risk management           1,727,939        9,606       (8,470)        1,136
                                             ----------   ----------   ----------    ----------

Customer Related:
Interest rate swaps:
     Pay variable-receive fixed                      --           --           --            --
     Pay fixed-receive variable                      --           --           --            --
Interest rate caps/floors/collars                    --           --           --            --
Exchange traded futures(4)                           --           --           --            --
                                             ----------   ----------   ----------    ----------
Total customer related                               --           --           --            --
                                             ----------   ----------   ----------    ----------
Total derivatives                            $1,727,939   $    9,606   $   (8,470)   $    1,136
                                             ==========   ==========   ==========    ==========

(1) The weighted average pay rate was 6.48% and 7.24% and the weighted average receive rate was 7.31% and 7.00% at December 31, 2000 and 1999.

(2) The weighted average pay rate was 7.12% and 5.41% and the weighted average receive rate was 6.49% and 6.13% at December 31, 2000, and 1999 respectively.

(3) The weighted average strike price range was 6.00% - 6.55% at December 31, 2000 and 5.25% - 9.00% at December 31, 1999.

(4) Represents futures to sell metal forward which are related to Sovereign's precious metals business.

--------------------------------------------------------------------------------

     Net interest income resulting from interest rate exchange agreements included $6.4 million of income and $.1 million of expense for 2000, $.5 million of income and $8.9 million of expense for 1999 and $6.8 million of income and $4.5 million of expense for 1998. At December 31, 2000, $9.4 million of net gains resulting from terminations of interest rate contracts were reflected in other liabilities on the statement of financial condition.

NOTE 22 - ASSET SECURITIZATIONS

     During 2000, the Company sold home equity loans and automotive floor plan loans in securitization transactions. In all those securitizations, the Company retained servicing responsibilities. The Company retained a subordinated interest in the automotive floor plan loans. In addition, during 2000 the Company acquired the servicing responsibilities, and retained interest only strips, related to home equity and recreational vehicle loans which were previously securitized, as part of the SBNE acquisition. The Company receives annual servicing fees approximating .50 percent for home equity loans, and for boat and recreational vehicle loans, and 1.00 percent (for automotive floor plan loans) of the outstanding balance and rights to future cashflows arising after the investors in the securitization trust have received the return for which they contracted. The investors and securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investors interests. Their value is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

     In 2000, the Company recognized a pretax gain of $2.5 million on the securitization of home equity loans and a pretax loss of $(2.3) million on the securitization of automotive floor plan loans.

     The components of securitized financial assets and the related average balances, delinquencies, and net credit losses are as follows:

                                                                       For the Year Ended
                                           At December 31, 2000        December 31, 2000
                                     --------------------------------  ------------------
                                        Total       Principal 90 Days     Net Credit
                                      Principal         Past Due            Losses
                                     ----------        ----------         ----------
Loans Securitized:
Home Equity Loans .................. $1,167,879        $   40,193         $    3,492
Boat Loans .........................    153,708                13                698
Recreational Vehicle Loans .........    315,840               835              2,175
Automotive Floor Plan Loans ........    579,000                --                 --
                                     ----------        ----------         ----------
Total Securitized ..................  2,216,427        $   41,041         $    6,365
                                     ----------        ==========         ==========

Loans Held in Portfolios:
Home Equity Loans ..................  3,256,598
Boat Loans (1) .....................      6,521
Recreational Vehicle Loans .........         --
Automotive Floor Plan Loans ........    317,281
                                     ----------
Total Held in Portfolio ............  3,580,400
                                     ----------
Total Loans Managed ................ $5,796,827
                                     ==========

(1) Boat loans are included in other consumer loans.

--------------------------------------------------------------------------------

     The components of retained interest and key economic assumptions used in measuring the retained interest at the date of securitization resulting from securitizations completed during the year were as follows (in thousands):

--------------------------------------------------------------------------------

                                                                                 Recreational         Automotive
                                            Home Equity            Boat            Vehicles           Floor Plan
                                            -----------          -------         ------------         ----------
Components of Retained Interest:
Subordinated interest retained ..........     $    --            $   519            $   511            $21,085
Servicing rights ........................       9,195              1,066              1,950                 --
Excess servicing ........................      55,496             17,099             17,844                657
Cash reserve ............................          --                 --                 --              4,947
                                              -------            -------            -------            -------
Total Retained Interest .................     $64,691            $18,684            $20,305            $26,689
                                              =======            =======            =======            =======
Key economic assumptions:
Prepayment speed ........................          15%                22%                22%                --
Weighted average life (in years) ........       17.99              15.00              11.75                .17
Expected credit losses ..................        0.75%              0.40%              0.40%              0.25%
Residual cashflows discount rate ........       12.00%             11.00%             11.00%             10.00%

--------------------------------------------------------------------------------

     The table below summarizes certain cash flows received from and paid to securitization trusts or special purpose entities (in thousands):

                                                        For the Year Ended
                                                         December 31, 2000
                                                        ------------------
Proceeds from new securitizations ....................            $948,456
Servicing fees received ..............................               1,577
Other cash flows received on retained interests ......              22,581
Purchases of delinquent or foreclosed assets .........                 262
Servicing advances ...................................               1,916
Repayments of servicing advances .....................                 856

--------------------------------------------------------------------------------

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cashflows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

                                                                                                            Automotive
                                                         Home Equity         Boat         Recreational      Floor Plan
                                                            Loans           Loans         Vehicle Loans        Loans
                                                          --------         --------         --------         --------
Carrying amount/fair value of retained interests ......   $ 64,691         $ 18,684         $ 20,305         $ 26,689
Weighted-average life (in years) ......................      17.99            15.00            11.75              .17

Prepayment speed assumption (annual rate) .............       27.0%             2.0%             1.8%              --
   Impact on fair value of 10% adverse change .........   $ (1,900)        $   (200)        $   (200)        $    (26)
   Impact on fair value of 20% adverse change .........   $ (4,700)        $   (300)        $   (300)        $    (47)

Expected credit losses (annual rate) ..................       0.75%            0.26%            0.45%            0.25%
   Impact on fair value of 10% adverse change .........   $ (2,100)        $   (100)        $   (100)        $    (18)
   Impact on fair value of 20% adverse change .........   $ (3,500)        $   (100)        $   (100)        $    (36)

Residual cash flows discount rate (annual) ............       12.0%            11.0%            11.0%            10.0%
   Impact on fair value of 10% adverse change .........   $ (3,000)        $   (500)        $   (400)        $   (220)
   Impact on fair value of 20% adverse change .........   $ (5,700)        $   (900)        $ (1,500)        $   (428)

--------------------------------------------------------------------------------

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increased in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Expected static pool credit losses as a % of the original pool balance are as follows:

--------------------------------------------------------------------------------


Actual and Projected Credit Losses as of December 31, 2000:         2000        2001         2002
-----------------------------------------------------------         ----        ----         ----
Home Equity Loans ..............................................    0.29%       0.75%       0.75%
Boat Loans .....................................................    0.17%       0.40%       0.40%
Recreational Vehicle Loans .....................................    0.26%       0.40%       0.40%
Automotive Floor Plan Loans ....................................      --        0.25%       0.25%

--------------------------------------------------------------------------------

NOTE 23 - EARNINGS PER SHARE

     The following table presents the computation of earnings per share based on the provisions of SFAS No. 128 for the years indicated (in thousands, except per share data):

                                                                                        2000               1999              1998
                                                                                     ---------          ---------         ---------
Calculation of income/(loss) for EPS:
Income/(loss) before extraordinary item ....................................         $ (41,017)         $ 179,299         $ 136,455
Less preferred dividends ...................................................                --                 --            (1,496)
                                                                                     ---------          ---------         ---------

Income /(loss) before extraordinary item for basic EPS .....................           (41,017)         $ 179,299         $ 134,959
Extraordinary item, after tax ..............................................            10,775                 --                --
                                                                                     ---------          ---------         ---------

Net income for basic EPS ...................................................         $ (30,242)         $ 179,299         $ 134,959
                                                                                     =========          =========         =========

Income/(loss) before extraordinary item for fully diluted EPS ..............         $ (41,017)         $ 179,299         $ 136,455
Extraordinary item, after tax ..............................................            10,775                 --                --
                                                                                     ---------          ---------         ---------

Net income/(loss) for fully diluted EPS ....................................         $ (30,242)         $ 179,299         $ 136,455
                                                                                     =========          =========         =========

Calculation of shares:
Weighted average basic shares ..............................................           225,881            176,021           152,910
Assumed conversion of preferred shares .....................................                --                 --             5,262
Dilutive effect of average stock options ...................................                --              2,146             3,039
                                                                                     ---------          ---------         ---------

Weighted average fully diluted shares ......................................           225,881            178,167           161,211
                                                                                     =========          =========         =========

Earnings/(loss) per share:
Basic
     Income/(loss) before extraordinary item ...............................         $   (0.18)         $    1.02         $    0.88
     Extraordinary item ....................................................              0.05                 --                --
                                                                                     ---------          ---------         ---------
     Net income/(loss) .....................................................         $   (0.13)         $    1.02         $    0.88
                                                                                     =========          =========         =========

Diluted
     Income/(loss) before extraordinary item ...............................         $   (0.18)         $    1.01         $    0.85
     Extraordinary item ....................................................              0.05                 --                --
                                                                                     ---------          ---------         ---------
     Net income/(loss) .....................................................         $   (0.13)         $    1.01         $    0.85
                                                                                     =========          =========         =========

--------------------------------------------------------------------------------

NOTE 24 - COMPREHENSIVE INCOME/(LOSS)

     The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------------
                                                                              2000              1999              1998
                                                                           ---------         ---------         ---------
Net income/(loss) .....................................................    $ (30,242)        $ 179,299         $ 136,455
                                                                           ---------         ---------         ---------

Unrealized (losses) gains on securities arising during the year .......       93,841          (227,550)           10,647
Less reclassification adjustment ......................................      (78,570)            1,502            11,471
                                                                           ---------         ---------         ---------

Net unrealized (losses) gains recognized in other
     comprehensive income .............................................      172,411          (229,052)             (824)
                                                                           ---------         ---------         ---------

Comprehensive income/(loss)  ..........................................    $ 142,169         $ (49,753)        $ 135,631
                                                                           =========         =========         =========

NOTE 25 - PARENT COMPANY FINANCIAL INFORMATION

     Condensed financial information for Sovereign Bancorp is as follows (in thousands):

     BALANCE SHEETS
                                                                                                            AT DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                        2000                1999
                                                                                                     -----------        -----------
Assets
Cash and due from banks ......................................................................       $        --        $         2
Investment securities:
     Available-for-sale ......................................................................             1,075                278
     Held-to-maturity ........................................................................                --            765,458
Investment in subsidiaries:
     Bank subsidiary .........................................................................         3,497,002          2,299,508
     Non-bank subsidiaries ...................................................................           131,199            664,908
Other assets .................................................................................           135,283             51,189
                                                                                                     -----------        -----------
Total Assets .................................................................................       $ 3,764,559        $ 3,781,343
                                                                                                     ===========        ===========

Liabilities and Stockholders' Equity
Borrowings:
     Long-term debt ..........................................................................       $ 1,359,925        $ 1,587,667
     Borrowings from non-bank subsidiaries ...................................................           365,970            347,605
Other liabilities ............................................................................            89,780             24,576
                                                                                                     -----------        -----------

Total liabilities ............................................................................         1,815,675          1,959,848
                                                                                                     -----------        -----------

Stockholders' Equity .........................................................................         1,948,884          1,821,495
                                                                                                     -----------        -----------
Total Liabilities and Stockholders' Equity ...................................................       $ 3,764,559        $ 3,781,343
                                                                                                     ===========        ===========

     STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                      2000               1999               1998
                                                                                  -----------        -----------        -----------
Dividends from:
     Bank subsidiary ......................................................       $   100,000        $        --        $        --
     Non-bank subsidiaries ................................................            16,828                 --                 --
Interest income ...........................................................            35,016              6,847             12,222
Other income ..............................................................            (2,388)               149              5,749
                                                                                  -----------        -----------        -----------

Total income ..............................................................           149,456              6,996             17,971
                                                                                  -----------        -----------        -----------

Interest expense ..........................................................           180,761             56,668             29,556
Other expense .............................................................             8,317             28,976              8,122
                                                                                  -----------        -----------        -----------

Total expense .............................................................           189,078             85,644             37,678
                                                                                  -----------        -----------        -----------

Loss before income taxes and equity in earnings of subsidiaries ...........           (39,622)           (78,648)           (19,707)
Income taxes ..............................................................           (81,282)           (26,058)            (6,461)
                                                                                  -----------        -----------        -----------

Income/(loss) before equity in earnings of subsidiaries ...................            41,660            (52,590)           (13,246)
Equity in undistributed earnings/(loss) of:
     Bank subsidiary ......................................................           (68,336)           226,219            149,442
     Non-bank subsidiaries ................................................            (3,566)             5,670                259
                                                                                  -----------        -----------        -----------

Net income/(loss) .........................................................       $   (30,242)       $   179,299        $   136,455
                                                                                  ===========        ===========        ===========

     STATEMENTS OF CASH FLOWS
                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                              2000           1999           1998
                                                                                          -----------    -----------    -----------
Cash Flows from Operating Activities:
Net income/(loss) ......................................................................  $   (30,242)   $   179,299    $   136,455
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Undistributed (earnings)/loss of:
     Bank subsidiary ...................................................................       68,336       (226,219)      (149,442)
     Non-bank subsidiaries .............................................................        3,566         (5,670)          (259)
Other, net .............................................................................      (16,222)       (25,969)        29,117
                                                                                          -----------    -----------    -----------

Net cash provided (used) by operating activities .......................................       25,438        (78,559)        15,871
                                                                                          -----------    -----------    -----------

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries ................................................     (563,275)      (739,777)      (346,648)
Investment securities:
     Maturity and repayments ...........................................................      764,661             --          6,183
     Net purchase and sales ............................................................           --       (994,788)        97,084
Net cash received from business combinations ...........................................           --             51             --
Net change in other assets and other liabilities .......................................           --             --         (4,228)
                                                                                          -----------    -----------    -----------

Net cash provided (used) by investing activities .......................................      201,386     (1,734,514)      (247,609)
                                                                                          -----------    -----------    -----------

Cash Flows from Financing Activities:
Net change in borrowings:
     Repayment of long-term debt .......................................................     (227,742)            --             --
     Net proceeds received from long-term debt .........................................           --      1,239,894        167,076
     Net change in borrowings from non-bank subsidiaries ...............................       18,365        202,735         52,139
Sale (acquisition) of treasury stock ...................................................         (194)       (46,867)          (901)
Cash dividends paid to stockholders ....................................................      (22,499)       (17,104)       (14,286)
Net proceeds from issuance of common stock .............................................        5,244        342,803         20,451
Net proceeds from issuance of warrants .................................................           --         91,500             --
                                                                                          -----------    -----------    -----------

Net cash provided (used) by financing activities .......................................     (226,826)     1,812,961        224,479
                                                                                          -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents .......................................           (2)          (112)        (7,259)
Cash and cash equivalents at beginning of period .......................................            2            114          7,373
                                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of period .............................................  $        --    $         2    $       114
                                                                                          ===========    ===========    ===========

--------------------------------------------------------------------------------

NOTE 26 - SUBSEQUENT EVENTS

     On February 9, 2001, Sovereign issued $150 million of common equity consisting of 20 million shares sold at $7.50 per share.

     On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. On March 1, 2001, Sovereign refinanced the $500 million senior secured credit facility described in Note 11 (outstanding balance at December 31, 2000 of $350 million) with a variable rate $400 million senior secured credit facility consisting of a $350 million revolving line and a $50 million term note. The revolving line matures in 2007 and the term note matures in 2005.

Item 9. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

     Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located in the definitive Proxy Statement to be used in connection with Sovereign's 2001 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to (i) the sections captioned "Compensation Paid to Directors" through "Indemnification" in the Proxy Statement and (ii) the section captioned "Performance Graph" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference to that portion of the section captioned "Election of Directors" in the Proxy Statement.

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

      3. EXHIBITS.

         (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign's Registration Statement No. 333-86961-01 on Form S-3.)

         (3.2)  By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to
                Exhibit 3.2 to Sovereign's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

         (4.1) Sovereign Bancorp, Inc. has certain long-term debt outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies to the Commission on request.

        (10.1) Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign's Annual Report on Form 10-K, SECFile No. 0-16533, for the fiscal year ended December 31, 1994.)

        (10.2) Sovereign Bancorp, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Sovereign's Registration Statement No. 33-44108 on Form S-8.)

        (10.3) Employment Agreement, dated as of March 1, 1997, between Sovereign Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign's Amended Quarterly Report on Form 10-Q/A, SEC File No. 0-16533, for the fiscal quarter ended March 31, 1997.)

        (10.4) Employment Agreement, dated as of May 1, 1997, between ML Bancorp, Inc. (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo.

        (10.5) Employment Agreement, dated as of September 25, 1997, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.5 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1997.)

        (10.6) Rights Agreement, dated September 19, 1989, between Sovereign Bancorp, Inc. and Harris Trust Company of New York. (Incorporated by reference to Exhibit 4 on Sovereign's Current Report on Form 8-K, SEC File No. 0-16533, filed on October 12, 1989.)

        (10.7) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan.

        (10.8) 1993 Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.23 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended
                December 31, 1992.)

        (10.9) Indemnification Agreement, dated December 21, 1993, between Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to
                Exhibit 10.25 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1993.)

        (10.10) Amendment to Rights Agreement, dated as of September 27, 1995, between Sovereign Bancorp, Inc. and Chemical Bank, as successor to Harris Trust Company of New York, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Sovereign's Current Report on Form 8-K/A, SEC File No. 0-16533, filed on January 22, 1996.)

        (10.11) Sovereign Bancorp, Inc. 1997 Non-Employee Director's Stock
                Option Plan. (Incorporated by reference to Exhibit "A" to Sovereign's definitive proxy statement, SEC File No. 0-16533, dated March 15, 1996.)

        (10.12) Sovereign Bancorp, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 4.3 to Sovereign's Registration Statement No. 33-89586 on Form S-8.)

        (10.13) Employment Agreement, dated January 7, 2000, between Sovereign
                Bancorp, Inc. and John Hamill.

        (10.14) Employment Agreement, dated as of July 1, 1997, between
                Sovereign Bancorp, Inc. and Joseph P. Campanelli.

        (21)    Subsidiaries of the Registrant.

        (23.1)  Consent of Ernst & Young LLP.

(B)  REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SOVEREIGN BANCORP, INC.
                                              (Registrant)


March 22, 2001                                By: /s/ JAY S. SIDHU
                                                  ------------------------------
                                              Jay S. Sidhu, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                       Title                             Date
---------                       -----                             ----

                                Director                          March 22, 2001
-------------------------
John A. Fry

                                Director                          March 22, 2001
-------------------------
Brian Hard

/s/ RICHARD E. MOHN             Chairman of Board and Director    March 22, 2001
-------------------------
Richard E. Mohn

/s/ RHODA S. OBERHOLTZER        Director                          March 22, 2001
-------------------------
Rhoda S. Oberholtzer

/s/ DANIEL K. ROTHERMEL         Director                          March 22, 2001
-------------------------
Daniel K. Rothermel

/s/ JAY S. SIDHU                Director, President and Chief     March 22, 2001
-------------------------       Executive Officer (Principal
Jay S. Sidhu                    Executive Officer)

/s/ CAMERON C. TROILO           Director                          March 22, 2001
-------------------------
Cameron C. Troilo

/s/ DENNIS S. MARLO             Chief Financial Officer           March 22, 2001
-------------------------
Dennis S. Marlo

/s/ MARK R. MCCOLLOM            Chief Accounting Officer          March 22, 2001
-------------------------
Mark R. McCollom