Form 10-Q
period 2001-03-31
SOVEREIGN BANCORP INC
filed 2001-05-15
CIK 811830

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 34-16533

                             SOVEREIGN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                        23-2453088
-------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2000 Market Street, Philadelphia, Pennsylvania                   19103
----------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number:  (215) 557-4630

                                       N/A
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----     ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at May 11, 2001
-------------------------------             ---------------------------------
Common Stock (no par value)                         246,795,350 shares

================================================================================

                           FORWARD LOOKING STATEMENTS

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


     Sovereign Bancorp, Inc. ("Sovereign" or "the Company") may from time to time make "forward-looking statements," including statements contained in Sovereign's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2000 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in cash earnings, operating earnings, net income, shareholder value and internal tangible equity generation; (b) growth in earnings per share; (c) return on equity; (d) return on assets; (e) efficiency ratio; (f) tier 1 leverage ratio; (g) annualized net charge-offs and other asset quality measures;
(h) fee income as a percentage of total revenue; (i) tangible equity to assets;
(j) book value and tangible book value per share; (k) loan and deposit portfolio compositions, employee retention, deposit retention, asset quality, reserve adequacy; and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "strive," "hopefully," "try," or similar expressions. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the ability of Sovereign and Sovereign Bank to successfully integrate the assets, liabilities, customers, systems and management we acquire into our operations; (5) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (6) the willingness of customers to substitute competitors' products and services and vice versa; (7) the success of Sovereign and Sovereign Bank in meeting the post-closing regulatory requirements with respect to the FleetBoston acquisition and the ability to pay installments on a timely basis related to the non-solicitation agreement in connection with the acquisition; (8) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance) and the impact of changes in generally accepted accounting principles; (9) technological changes; (10) changes in consumer spending and savings habits; (11) unanticipated regulatory or judicial proceedings; (12) changes in asset quality; and (13) the success of Sovereign at managing the risks involved in the foregoing.

                           FORWARD LOOKING STATEMENTS
                                   (continued)

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

     Operating earnings, cash earnings and core revenue, as defined, and the related ratios using these measures are not a substitute for other financial measures determined in accordance with generally accepted accounting principles ("GAAP"). Because all companies do not calculate these non-GAAP measures in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

                                      INDEX

                                                                         Page

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at March 31, 2001
             and December 31, 2000                                         5


             Consolidated Statements of Operations for the
             three-month period ended March 31, 2001 and 2000            6 - 7


             Consolidated Statement of Stockholders' Equity for

             the three-month period ended March 31, 2001                   8


             Consolidated Statements of Cash Flows for the three-month
             period ended March 31, 2001 and 2000                          9


             Notes to Consolidated Financial Statements                 10 - 17


     Item 2.   Management's Discussion and Analysis of

               Results of Operations and Financial Condition            18 - 32


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                        33


SIGNATURES                                                                34

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                March 31,            December 31,
                                                                                  2001                   2000
                                                                              -----------            -----------
                                                                               (Unaudited)
                                                                                         (in thousands)
ASSETS
  Cash and amounts due from
    depository institutions                                                   $   714,645            $   945,196
  Interest-earning deposits                                                        48,415                 14,447
  Investment securities:
        Available-for-sale                                                      6,442,986              5,315,584
        Held-to-maturity
    (fair value of $1,110,110 and $1,971,89)                                    1,106,270              1,978,268
  Loans (including loans held for sale
    at approximate fair value of $230,633
    and $59,993)                                                               21,656,196             21,912,245
  Allowance for loan losses                                                      (256,063)              (256,356)
  Premises and equipment                                                          286,315                290,134
  Other real estate owned
    and other repossessed assets                                                   10,741                  8,183
  Accrued interest receivable                                                     216,391                230,514
  Goodwill and other intangible assets ($947,783 and
    $968,631 net of tax)                                                        1,419,256              1,455,331
  Bank owned life insurance                                                       678,245                668,654
  Other assets                                                                  1,725,630                895,597
                                                                              -----------            -----------

      TOTAL ASSETS                                                            $34,049,027            $33,457,797
                                                                              ===========            ===========

LIABILITIES
  Deposits and other customer accounts                                        $23,965,342            $24,498,917
  Short-term borrowings                                                         1,709,556              1,330,900
  Long-term borrowings:
    FHLB advances and repurchase agreements                                     4,060,938              3,544,984
    Senior secured credit facility                                                350,602                350,792
    Senior notes and subordinated debentures                                      950,559              1,013,632
  Advance payments by borrowers
    for taxes and insurance                                                        23,652                 24,009
  Other liabilities                                                               413,116                287,464
                                                                              -----------            -----------

      TOTAL LIABILITIES                                                        31,473,765             31,050,698
                                                                              -----------             ----------

Mandatorily redeemable capital securities
    ("Trust Preferred Securities") and other
    minority interest of subsidiaries                                             464,243                458,215
                                                                              -----------            ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 251,597,794 shares issued at
    March 31, 2001 and 231,465,030 shares
    issued at December 31, 2000                                                 1,409,702              1,259,374
  Warrants                                                                         91,500                 91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,565,924 shares at March 31, 2001
    and December 31, 2000                                                         (33,230)               (33,230)
  Treasury stock at cost; 380,106 shares at
    March 31, 2001 and 397,756 shares at
    December 31, 2000                                                              (3,528)                (3,789)
  Accumulated other comprehensive loss                                            (25,666)               (38,521)
  Retained earnings                                                               672,241                673,550
                                                                              -----------            -----------

 TOTAL STOCKHOLDERS' EQUITY                                                     2,111,019              1,948,884
                                                                              -----------            -----------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                              $34,049,027            $33,457,797
                                                                              ===========            ===========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three-Month Period
                                                                 Ended March 31,
                                                            ------------------------
                                                               2001           2000
                                                            ---------      ---------
                                                              (in thousands, except
                                                                 per share data)
Interest income:
  Interest-earning deposits                                 $    514       $   2,278
  Investment securities:
    Available-for-sale                                       106,767         137,746
    Held-to-maturity                                          19,397          37,204
  Interest and fees on loans                                 453,168         294,653
                                                            --------       ---------
      Total interest income                                  579,846         471,881
                                                            --------       ---------
Interest expense:
  Interest on deposits
    and other customer accounts                              221,114         114,462
  Interest on short-term and
    long-term borrowings                                     111,252         198,167
                                                            --------       ---------
      Total interest expense                                 332,366         312,629
                                                            --------       ---------
Net interest income                                          247,480         159,252
Provision for loan losses                                     20,000           8,000
                                                            --------       ---------
Net interest income after provision for
  loan losses                                                227,480         151,252
                                                            --------       ---------

Other income:
  Retail banking fees                                         39,866          13,779
  Mortgage banking revenues                                   21,314           5,285
  Loan fees and service charges                                7,198           2,277
  Capital markets revenue                                      3,469           3,732
  Bank owned life insurance                                    9,591           5,999
  Miscellaneous income                                        19,301          13,058
  Gain/(loss) on investment
    securities transactions                                    7,344         (22,872)
                                                            --------       ---------
      Total other income                                     108,083          21,258
                                                            --------       ---------
General and administrative expenses:

  Compensation and benefits                                   77,630          46,109
  Occupancy and equipment expenses                            56,754          20,773
  Outside services                                            29,718          22,262
  Other administrative expenses                               28,161          24,734
                                                            --------       ---------

      Total general and administrative expenses              192,263         113,878
                                                            --------       ---------

                                      - 6 -

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                                   Three-Month Period
                                                                     Ended March 31,
                                                             -----------------------------
                                                                2001                2000
                                                             ---------            --------
                                                                 (in thousands, except
                                                                    per share data)
Other expenses:
  Amortization of goodwill and other intangibles             $ 36,076            $  9,684
  Trust Preferred Securities and
    other minority interest expense                            14,484               8,928
  Real estate owned loss/(gain), net                               12                (155)
  Non-solicitation expense                                     72,216                  --
  Restructuring expense                                         8,500                  --
                                                             --------             -------

      Total other expenses                                    131,288              18,457
                                                             --------            --------

Income before income taxes
  and extraordinary item                                       12,012              40,175
Income tax provision                                              900              13,250
                                                             --------            --------
Income before extraordinary item                               11,112              26,925
Extraordinary item (net of tax of
  ($3,526) and $5,225)                                         (6,549)             10,775
                                                             --------            --------

Net income                                                   $  4,563            $ 37,700
                                                             ========            ========
Earnings per share:
Basic
Income before extraordinary item                             $    .05            $    .12
Extraordinary item                                               (.03)                .05
                                                             --------            --------

Net income                                                   $    .02            $    .17
                                                             ========            ========
Diluted
Income before extraordinary item                             $    .05            $    .12
Extraordinary item                                               (.03)                .05
                                                             --------            --------

Net income                                                   $    .02            $    .17
                                                             ========            ========
Dividends declared per common share                          $   .025            $   .025
                                                             ========            ========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                                         Accumulated    Total
                                     Common                                                Unallocated     Other        Stock-
                                     Shares      Common               Retained   Treasury  Common Stock Comprehensive   Holders'
                                   Outstanding    Stock     Warrants  Earnings     Stock   Held by ESOP Income/(Loss)   Equity
                                   -----------    -----     --------  --------     -----   ------------ ------------    ------
Balance, December 31, 2000           226,501    $1,259,374  $91,500   $673,550    $(3,789)  $ (33,230)   $ (38,521)   $1,948,884
Comprehensive income:
Net income                                --            --       --      4,563         --          --           --         4,563
Effect of change in accounting
   principle                              --            --       --         --         --          --       (9,951)       (9,951)
Change in unrecognized gain/
   (loss) net of tax:
      Investments available-for-
        sale                              --            --       --         --         --          --       25,975        25,975
      Derivative financial
        instruments                       --            --       --         --         --          --       (3,169)       (3,169)
                                                                                                                      ----------
Total comprehensive income                --            --       --         --         --          --           --        17,418
Issuance of common stock              20,000       149,000       --         --         --          --           --       149,000
Exercise of stock options                 11           295       --         --         --          --           --           295
Cash-in-lieu of fractional shares         --            (5)      --        (81)        --          --           --           (86)
Sale of stock under Dividend
    Reinvestment Plan and Employee
    Stock Purchase Plan                  122         1,026       --         --         --          --           --         1,026
Dividends paid on common stock            --            --       --     (5,791)        --          --           --       ( 5,791)
Treasury stock sold                       18            12       --         --        261          --           --           273
                                     -------    ----------  -------   --------    --------  ---------    ---------    ----------
  Balance, March 31, 2001            246,652    $1,409,702  $91,500   $672,241     $(3,528) $ (33,230)   $ (25,666)   $2,111,019
                                     =======    ==========  =======   ========     =======  =========    =========    ==========





 See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three-Month Period
                                                                                          Ended March 31,
                                                                                ---------------------------------
                                                                                    2001                  2000
                                                                                -----------            ----------
Cash Flows from Operating Activities:                                                     (in thousands)
  Net income                                                                    $     4,563            $   37,700
  Adjustments to reconcile net income to
      net cash provided by operating activities:
    Provision for loan losses                                                        20,000                 8,000
    Deferred taxes                                                                  (43,607)                9,061
    Depreciation and amortization                                                    48,440                 5,718
    Net amortization/(accretion) of investment
      securities and loan discounts                                                   5,233                (7,079)
    (Gain)/loss on sale of loans, investment
      securities and real estate owned                                               (7,356)               22,717
    (Gain) on sale of fixed assets                                                     (344)                   --
    (Gain) on sale of FHLB advances                                                      --               (16,000)
    Loss on the retirement of Bancorp debt                                           10,075                    --
    Net change in:
      Unrealized gain/(loss) on derivatives                                          (9,905)                   --
      Loans held for sale                                                                --                18,173
      Accrued interest receivable                                                    14,123                (3,382)
      Prepaid expenses and other assets                                            (689,217)             (156,592)
      Other liabilities                                                             125,652                51,548
                                                                                -----------            ----------
Net cash(used) by operating activities                                             (522,343)              (30,136)
                                                                                -----------            ----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities:
      Available-for-sale                                                          1,619,275             2,339,143
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                                            260,181               208,265
      Held-to-maturity                                                               66,624             1,044,165
  Purchases of investment securities:
      Available-for-sale                                                         (2,156,144)           (2,112,466)
      Held-to-maturity                                                               (1,024)             (977,210)
  Proceeds from sales of loans                                                    1,116,152               132,819
  Purchase of loans                                                                (765,516)             (564,950)
  Net change in loans other than purchases and sales                               (251,698)              948,244
  Proceeds from sales of premises and equipment                                         379                 2,219
  Purchases of premises and equipment                                                (4,628)              (33,929)
  Proceeds from sale of real estate owned                                               630                   750
  Net cash (paid)received due to acquisitions net
      of cash acquired                                                                   --              (222,905)
                                                                                -----------            ----------
Net cash provided(used) by investing activities                                    (115,769)              764,145
                                                                                -----------            ----------
Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits
      and other customer accounts                                                  (533,575)              315,437
  Net increase/(decrease) in short-term borrowings                                  378,212               809,025
  Net increase/(decrease) in long-term borrowings                                   517,532              (294,037)
  Proceeds from Bancorp debt                                                        525,000                    --
  Repayments of Bancorp debt                                                       (590,000)                   --
  Sale of FHLB advances                                                                  --              (911,037)
  Net increase in advance payments by
    borrowers for taxes and insurance                                                  (357)                5,140
  Cash dividends paid to stockholders                                                (5,872)               (5,334)
  Proceeds from issuance of common stock                                            150,328                 1,206
  Net change in treasury stock                                                          261                   135
                                                                                -----------            ----------
Net cash provided(used) by financing activities                                     441,529               (79,465)
                                                                                -----------            ----------

Net change in cash and cash equivalents                                            (196,583)              654,544

Cash and cash equivalents at beginning of period                                    959,643               393,234
                                                                                -----------            ----------
Cash and cash equivalents at end of period                                      $   763,060            $1,047,778
                                                                                ===========            =---------

Supplemental Disclosures:
Income tax payments totaled $1.3 million for the three-month period ended March 31, 2001 and $.1 million for the same period in 2000. Interest payments totaled $342 million for the three-month period ended March 31, 2001 and $323 million for the same period in 2000. Noncash activity consisted of acquisitions which included $3.4 billion of loans and assumption of $4.2 billion of deposits for the three-month period ended March 31, 2000.

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

         The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 2000.

         Goodwill and other intangibles on the consolidated balance sheet include amounts which are deductible for federal and state income tax purposes. The parenthetical amounts presented on the face of the statement reflect the amounts of goodwill and other intangibles, after reducing such amounts for the future tax benefits to be received as these amounts are amortized against future earnings. In finalizing a purchase allocation, the Company considers all the facts and circumstances that comes to its attention during the acquisition period, not to exceed 12 months, and if necessary, will adjust the purchase price allocation accordingly based upon such facts.

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

                                                         Three-Month Period
                                                           Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                    -----------      -----------

Calculation of income for EPS:
------------------------------
Income before extraordinary
  item for basic EPS                                     11,112           26,925
Extraordinary item, after tax                            (6,549)          10,775
                                                    -----------      -----------
Net income for basic EPS                            $     4,563      $    37,700
                                                    ===========      ===========


Weighted average shares for EPS:
--------------------------------
Weighted average basic shares                           237,874          225,552
Dilutive effect of average stock options                  1,392            1,000
                                                    -----------      -----------
Weighted average fully diluted shares                   239,266          226,552
                                                    ===========      ===========


Earnings per share:
-------------------
Basic
  Income before extraordinary item                  $       .05      $       .12
  Extraordinary item                                       (.03)             .05
                                                    -----------      -----------
  Net income                                        $       .02      $       .17
                                                    ===========      ===========
Fully diluted
  Income before extraordinary item                  $       .05      $       .12
  Extraordinary item                                       (.03)             .05
                                                    -----------      -----------
  Net income                                        $       .02      $       .17
                                                    ===========      ===========

                                     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(3)      INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                                        March 31, 2001
                                            -------------------------------------------------------------------
                                              Amortized          Unrealized          Unrealized           Fair
                                                Cost            Appreciation        Depreciation          Value
                                            -----------         ------------        ------------          -----
Investment Securities:
  U.S. Treasury and gov't
    agency securities                       $   25,340            $     104          $       1         $   25,443
  Corporate securities/
        trust preferred                        328,397                7,457             30,220            305,634
  Asset backed securities                      493,486                1,078              6,728            487,836
  Equities                                      22,806                  181              1,715             21,272
  FHLB stock                                   280,797                   --                 --            280,797
  Agency preferred stock                       403,850                2,287                 37            406,100
  Municipal securities                          29,353                1,325                470             30,208

Mortgage-backed securities:
  Passthroughs:
  U.S. government agency                     1,744,799               18,025              3,999          1,758,825

  Non-agency                                 2,334,153               14,695             14,912          2,333,936
  Collateralized mortgage
      obligations                              804,466                3,271             14,802            792,935
                                            ----------             --------           --------         -----------
Total investment securities
  available-for-sale                        $6,467,447             $ 48,423           $ 72,884         $6,442,986
                                            ==========             ========           ========         ===========

                                                                       December 31, 2000
                                            --------------------------------------------------------------------
                                              Amortized          Unrealized          Unrealized           Fair
                                                Cost            Appreciation        Depreciation          Value
                                            -----------         ------------        ------------          -----
Investment Securities:
  U.S. Treasury and gov't
    agency securities                       $   92,341            $    55            $    455          $   91,941
  Corporate securities/
        trust preferred                        300,206             11,333               5,727             305,812
  Asset backed securities                      523,466                248              12,118             511,596
  Equities                                      25,196                126               3,427              21,895
  FHLB stock                                   225,797                 --                  --             225,797
  Agency preferred stock                       425,888                267               2,472             423,683
  Municipal securities                          36,549              2,693                 473              38,769

Mortgage-backed securities:
  Passthroughs:
  U.S. government agency                       676,593              3,025               5,679             673,939
  Non-agency                                 2,553,289                556              40,275           2,513,570
  Collateralized mortgage
     obligations                               515,852                535               7,805             508,582
                                            ----------            -------            --------          ----------
Total investment securities

  available-for-sale                        $5,375,177            $18,838            $ 78,431          $5,315,584
                                            ==========            =======            ========          ==========

     Sovereign sold $581 million of mortgage securities during the quarter ended March 31, 2001; however, this transaction did not settle until April, 2001. Consequently, an approximate $600 million broker receivable was included in other assets at March 31, 2001.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(4)      INVESTMENT SECURITIES HELD-TO-MATURITY

         The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                          March 31, 2001
                                             --------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                             ----------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and gov't
    agency securities                        $    1,705            $     55            $     --          $    1,760
  Corporate securities/
        trust preferred                              --                  --                  --                  --
  Municipal securities                            5,774                  49                   9               5,814

Mortgage-backed securities:
  Passthroughs:
    U.S. government agency                    1,092,623              16,032              12,262           1,096,393
    Non-agency                                    6,168                  54                  79               6,143
                                             ----------            --------            --------          ----------
Total investment securities
  held-to-maturity                           $1,106,270            $ 16,190            $ 12,350          $1,110,110
                                             ==========            ========            ========          ==========

                                                                December 31, 2000
                                             ----------------------------------------------------------------------
                                              Amortized           Unrealized          Unrealized            Fair
                                                Cost             Appreciation        Depreciation           Value
                                             ----------          ------------        ------------           -----
Investment Securities:
  U.S. Treasury and gov't
    agency securities                        $    6,382            $   --              $   138          $    6,244
  Corporate securities/
        trust preferred                          35,785              2,282                   6              38,061
  Municipal securities                              739                135                   6                 868

Mortgage-backed securities:
  Passthroughs:
    U.S. government agency                    1,562,525             14,780              16,502           1,560,803
    Non-agency                                   39,117                378                 234              39,261
  Collateralized mortgage
    obligations                                 333,720                505               7,566             326,659
                                             ----------             ------              ------           ---------
Total investment securities
  held-to-maturity                           $1,978,268            $18,080             $24,452          $1,971,896
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

                                                          March 31, 2001                   December 31, 2000
                                                   --------------------------         ---------------------------
                                                     Amount            Percent          Amount            Percent
                                                   -----------         -------        -----------         -------
Residential real estate loans                      $ 6,904,909           31.9%        $ 7,927,442           36.2%
Residential construction loans                          44,031            0.2              51,415            0.2
                                                   -----------         ------         -----------         ------
     Total Residential Loans                         6,948,940           32.1           7,978,857           36.4
                                                   -----------         ------         -----------         ------
Commercial real estate loans                         2,807,414           13.0           2,793,616           12.7
Commercial and industrial loans                      4,435,795           20.5           4,397,009           20.1
Automotive floor plan loans                            516,516            2.4             513,641            2.4
Multi-family loans                                     127,075            0.6             127,141            0.6
                                                   -----------         ------         -----------         ------
     Total Commercial Loans                          7,886,800           36.5           7,831,407           35.8
                                                   -----------         ------         -----------         ------
Home equity loans                                    3,526,113           16.3           3,256,598           14.9
Auto loans                                           2,756,422           12.7           2,309,025           10.5
Loans to automotive lessors                            312,922            1.4             317,281            1.4
Other                                                  224,999            1.0             219,077            1.0
                                                   -----------         ------         -----------         ------
     Total Consumer Loans                            6,820,456           31.4           6,101,981           27.8
                                                   -----------         ------         -----------         ------
       Total Loans (1)                             $21,656,196          100.0%        $21,912,245          100.0%
                                                   ===========         ======         ===========         ======

Total Loans with:
  Fixed rate                                       $14,061,152           64.9%        $14,165,535           64.6%
  Variable rate                                      7,595,044           35.1           7,746,710           35.4
                                                   -----------         ------         -----------         ------
       Total Loans (1)                             $21,656,196          100.0%        $21,912,245          100.0%
                                                   ===========         ======         ===========         ======

(1) Loan totals include deferred loan fees and unamortized premiums and discounts. These fees, premiums and discounts resulted in a net decrease in loans of $25 million at March 31, 2001 and a net decrease of $32 million at December 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(6)      DEPOSIT PORTFOLIO COMPOSITION

         The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                            March 31, 2001                               December 31, 2000
                              ----------------------------------------        ---------------------------------------
                                                               Weighted                                    Weighted
                                                               Average                                       Average
  Account Type                   Amount          Percent        Rate             Amount   Percent              Rate
  ------------                   ------          -------      --------           ------   -------            --------
Demand deposit accounts       $ 3,296,001          14%            - %         $ 3,475,994          14%            - %
NOW accounts                    4,118,356          17           2.23            4,247,194          17           2.67
Savings accounts                2,957,773          12           2.23            2,952,960          12           2.38
Money market accounts           4,844,370          20           4.16            4,553,020          19           4.44
Retail certificates             8,065,488          34           5.74            8,371,936          34           5.91
Jumbo certificates                683,354           3           6.14              897,813           4           6.55
                              -----------        ----          -----          -----------        ----         ------

Total Deposits                $23,965,342         100%          3.61%         $24,498,917         100%          3.83%
                              ===========        ====          =====          ===========        ====         ======



(7)      SHORT-TERM BORROWINGS

         The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                  March 31, 2001                      December 31, 2000
                                            ---------------------------         -----------------------------
                                                                Weighted                            Weighted
                                                                Average                             Average
                                               Balance           Rate             Balance             Rate
                                               -------         --------         ----------          ---------
Federal funds purchased                     $       --            --%           $  130,000           5.23%
Securities sold under
  repurchase agreements                             --            --               230,900           6.58
FHLB advances                                1,709,556          5.65               970,000           6.62
                                             ---------          ----            ----------           ----
Total Borrowings                            $1,709,556          5.65%           $1,330,900           6.48%
                                            ==========         =====            ==========           ====


(8)  LONG-TERM BORROWINGS

         Long-term borrowings (original maturities greater than one year) consisted of the following: (dollars in thousands)

                                                        March 31, 2001       December 31, 2000
                                                        --------------       -----------------
Securities sold under
   repurchase agreements                                  $  155,000             $       --
FHLB advances                                              3,905,938              3,544,984
Senior credit facility                                       350,602                350,792
Senior and subordinated Notes                                950,559              1,013,632
                                                          ----------             ----------
                                                          $5,362,099             $4,909,408
                                                          ==========             ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(9)      RESTRUCTURING EXPENSE


     In November, 2000, the Company announced the results of a restructuring initiative in which management analyzed front and back office operations and computer operating platforms which were duplicated as a result of the acquisition and eliminated approximately 500 positions. In total, Sovereign recorded $18.5 million in restructuring costs, which was comprised of $14 million of severance and outplacement costs, and $4.5 million write-off of a redundant computer-operating platform. During the first quarter of 2001, the Company incurred an additional $8.5 million pre-tax ($5.5 million after-tax) of restructuring charges related to the closure of 14 "in-store" offices and a redirection of e-commerce efforts.

 (10)    COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the periods indicated: (dollars in thousands)

                                                                  Three-Month Period
                                                                     Ended March 31,
                                                                 ----------------------
                                                                    2001           2000
                                                                 -------           ----
Net income                                                       $ 4,563        $ 37,700
Effect of change in accounting principle                          (9,951)             --
Net unrealized(losses)/gains on derivatives                       (3,169)             --
Net unrealized (losses)/gains on
  available-for-sale securities                                   30,561          29,514
Reclassification adjustment                                       (4,586)         14,869
                                                                 -------        --------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                                          12,855           44,383
                                                                 -------        ---------
Comprehensive income/(loss)                                      $17,418        $  82,083
                                                                 =======        =========


         Accumulated other comprehensive loss, net of related tax, consisted of net unrealized losses on securities of $15.8 million and net unrealized losses on derivatives of $9.9 million at March 31, 2001 and net unrealized losses on securities of $38.5 million at December 31, 2000.

(11)  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS

         Sovereign uses a variety of off-balance-sheet financial derivatives as part of its overall interest rate risk management process and to manage risk associated with mortgage banking activities. Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from repricing of liabilities. Interest rate floors are generally used to limit the exposure from repricing of assets. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. Forward contracts are used to manage risk positions associated with mortgage origination. Substantially, all forward contracts mature within 90 days of origination. Forward contracts are traded in over-the-counter markets and do not have standardized terms.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(11)  IMPACT OF RECENTLY ISSUED ACCOUNTING STATEMENTS (cont'd)
-----------------------------------------------------

Counterparties to Sovereign's forward contracts are primarily U.S. government agencies and brokers and dealers in mortgage-backed securities.

        Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which required that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon adoption, Sovereign designated derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors were designated in fair value hedge relationships. The Company accounts for changes in the value of both the fair value hedges and the corresponding hedged items as a component of other operating income. Derivative instruments used to hedge the variability of forecasted cash flows attributable to a specific risk, generally interest rate risk, were designated in cash flow hedge relationships. The changes in fair value of cash flow hedges are recorded as other comprehensive income to the extent effective. The ineffective portion, if any, of cash flow hedges is recorded as other operating income. On January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $0.7 million and ($6.7) million were recorded as an increase of net income and a reduction in other comprehensive income, respectively. Additionally, as allowed by FAS 133, the Company reclassified $800 million of held-to-maturity securities to available-for-sale on January 1, 2001. These securities had an unrealized loss of ($3.2) million, net of tax of $1.7 million, at January 1, 2001.

         At March 31, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as fair value hedges was $14.5 million. Fair value hedges are utilized to convert fixed rate long-term debt and brokered deposits to variable rate. In certain instances, the interest rate swaps utilized have embedded call options that mirror embedded purchased call options in the underlying liability being hedged. At March 31, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as cash flow hedges was ($15.2) million, which was a change of ($4.9) million since January 1, 2001. Cash flow hedges are utilized to convert certain long-term variable rate FHLB advances to fixed rate. The difference attributable to ineffectiveness for both the fair value hedges and the cash flow hedges for the three month period ended March 31, 2001 was immaterial.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

General
-------

         Cash earnings, as defined below, for the three-month period ended March 31, 2001 increased 46% to $88.1 million, or $.37 per share, up from $60.4 million, or $.33 per share, for the same period in 2000. Operating earnings for 2001 increased 20% to $63.6 million, or $.27 per share, as compared to $52.8 million, or $.29 per share, for 2000.

         Operating earnings exclude certain special charges for 2001 and 2000. Special charges for the quarters ended March 31, 2001 and 2000 were $59.0 million and $15.1 million, respectively, after tax and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization of intangible assets and ESOP-related expense.

         Net income, including the special charges noted above, was $4.6 million, or $.02 per share, for the three-month period ended March 31, 2001, as compared to net income of $37.7 million, or $.17 per share, for the same period in 2000.

         Cash return on average equity, cash return on average tangible equity and cash return on average total assets, excluding special charges discussed above, were 17.42%, 58.57% and 1.06% for the three-month period ended March 31, 2001 compared to 15.15%, 25.89% and .84% for the same period in 2000.

Successful Formation of Sovereign Bank New England
--------------------------------------------------

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


               Reconciliation of Net Income to Operating Earnings
        (In thousands, except per share data - all amounts are after tax)

                                                                        Three-Month Period
                                                                          Ended March 31
                                                          ---------------------------------------------
                                                                Total                  Per Share
                                                          --------------------      -------------------
                                                            2001        2000          2001      2000
                                                          --------   ---------      -------    --------
Net income/(loss) as reported                             $  4,563   $  37,700      $   .02    $    .17
Loss on the early extinguishment of debt                     6,549          --          .03          --
Net negative carry on
  escrowed bond proceeds(1)                                     --       8,596           --         .04
Merger-related and integration
  costs recorded during the
  period (2)                                                    --       8,171           --         .03
Expense on convertible trust
  preferred securities
  ("PIERS")(1)                                                  --       3,820           --         .02
Restructuring expense                                        5,525          --          .02          --
Non-solicitation expense                                    46,940          --          .20          --
Assumed interest expense reduction due
  to paydown of other borrowings with net
  proceeds of common equity and PIERS (1)                       --      (5,456)          --        (.02)
Impact of additional shares outstanding
  for 1999 common stock offerings (3)                           --          --           --         .05
                                                          --------   ---------      -------    --------
Operating earnings (3)                                    $ 63,577   $  52,831      $   .27    $    .29
                                                          ========   =========      =======    ========
Cash earnings (3)                                         $ 88,075   $  60,361      $   .37    $    .33
                                                          ========   =========      =======    ========


(1) In connection with the SBNE acquisition, Sovereign raised $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pre-tax income of $10.4 million ($6.9 million after tax) for the quarter ended March 31, 2000, comprised of the following components: a) a reduction of net interest income of $12.8 million ($8.6 after-tax); b) expense of $5.7 million ($3.8 million after-tax) associated with PIERS issued in November, 1999; c) an assumed $8.1 million ($5.5 million after-tax) interest expense reduction from the assumed pay down of other borrowings with the proceeds of the Trust Preferred Securities and common stock offerings.

(2) Merger-related integration charges related to recent acquisitions include direct costs associated with the SBNE acquisition, including investment banking and debt commitment fees, indirect costs incurred to integrate recent acquisitions into Sovereign's back-office systems, costs of training, relocation and associated travel, and management's estimate of the carrying costs of certain facilities and personnel acquired in the first closing on March 24, 2000 that were not fully operational until July 21, 2000, the date of the final closing.

(3) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include, for the three-month period ended March 31, 2000, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000 and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the SBNE acquisition.

                                     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
                THREE MONTH PERIOD ENDED March 31, 2001 and 2000

                                              (in thousands)
                                                  2001                                      2000
                               -----------------------------------------    -------------------------------------
                                 Average                          Yield/          Balance                  Yield/
                                 Balance          Interest(1)      Rate           Average     Interest(1)   Rate
                               ----------------------------------------     -------------------------------------
EARNING ASSETS
--------------
Investments                    $  7,167,511      $    129,026     7.20%     $ 10,326,558     $    179,626    6.96%
                               ------------      ------------     -----     ------------     ------------    ----
Loans:
  Residential loans               7,860,387           153,738     7.82%        5,944,099          111,291    7.49%
  Commercial loans                7,823,684           166,355     8.58%        4,319,976           91,441    8.43%
  Consumer loans                  6,587,921           134,590     8.28%        4,600,840           92,676    8.09%
                               ------------      ------------     -----     ------------     ------------    -----
  Total loans                    22,271,992           454,683     8.22%       14,864,915          295,408    7.95%
  Allowance for loan losses        (255,288)               --        --         (131,346)              --       --
                               ------------      ------------     -----     ------------     ------------    -----
      Net loans                  22,016,704           454,683     8.32%       14,733,569          295,408    8.02%
                               ------------      ------------     -----     ------------     ------------    -----
      Total earning assets       29,184,215           583,709     8.05%       25,060,127          475,034    7.58%
  Other assets                    4,381,587                --        --        1,952,981               --      --
                               ------------      ------------     -----     ------------     ------------    -----
      TOTAL ASSETS             $ 33,565,802           583,709     7.00%     $ 27,013,108     $    475,034    7.03%
                               ============      ------------     -----     ============     ------------    -----

FUNDING LIABILITIES
-------------------
Deposits:
  Core deposits                $ 14,867,116            88,426     2.41%     $  6,475,516           39,991    2.48%
  Time deposits                   9,070,640           132,688     5.93%        5,895,516           78,207    5.32%
                               ------------      ------------     -----     ------------     ------------    -----
      Total deposits             23,937,756           221,114     3.74%       12,371,032          118,198    3.84%
                               ------------      ------------     -----     ------------     ------------    -----
Borrowed funds:
  FHLB advances                   5,231,007            73,561     5.63%       10,243,988          145,416    5.64%
  Repurchase agreements             217,472             2,698     4.96%          630,730            9,740    6.11%
  Other borrowings                1,394,238            34,993    10.08%        1,587,696           39,275    9.91%
                               ------------      ------------     -----     ------------     ------------    -----
      Total borrowed funds        6,842,717           111,252     6.51%       12,462,414          194,431    6.21%
                               ------------      ------------     -----     ------------     ------------    -----

 Total funding liabilities       30,780,473           332,366     4.36%       24,833,446          312,629    5.03%
  Other liabilities                 735,213                --        --          365,025               --       --
                               ------------      ------------     -----     ------------     ------------    -----
      Total liabilities          31,515,686           332,366     4.26%       25,198,471          312,629    4.95%

STOCKHOLDERS' EQUITY              2,050,116                --        --        1,814,637               --       --
-------------------            ------------      ------------     -----     ------------     ------------    -----

   TOTAL LIABILITIES

   AND STOCKHOLDERS' EQUITY    $ 33,565,802           332,366     4.00%     $ 27,013,108          312,629    4.62%
                               ============      ------------     -----     ============     ------------    -----
NET INTEREST INCOME                              $    251,343                                $    162,405
                                                 ============                                ============
NET INTEREST SPREAD (2)                                           3.00%                                      2.41%
                                                                  =====                                       ====
NET INTEREST MARGIN (3)                                           3.45%                                      2.60%
                                                                  =====                                      =====

(1)  Tax-equivalent basis
(2) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.
(3) Represents taxable equivalent net interest income divided by average interest-earning assets

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Net interest income for the three-month period ended March 31, 2001 was $247 million compared to $159 million for the same period in 2000. This increase was attributable to an increase in average balances resulting from the SBNE acquisition and internal growth. Net interest margin was 3.45% for the three-month period ended March 31, 2001 compared to 2.60% for the same period in 2000, an improvement of 85 basis points.

         Interest on investment securities was $126 million for the three-month period ended March 31, 2001 compared to $175 million for the same period in 2000. The average balance of investment securities was $7.2 billion with an average tax equivalent yield of 7.20% for the three-month period ended March 31, 2001 compared to an average balance of $10.3 billion with an average yield of 6.96% for the same period in 2000. The decrease in average investment securities reflects sales of approximately $2.1 billion accomplished in 2000 and the maturity of $1.3 of commercial paper investments at escrow break on the final closing of the SBNE acquisition on July 21, 2000. Proceeds were used to reduce wholesale borrowings.

     Interest and fees on loans were $453 million for the three-month period ended March 31, 2001 compared to $295 million for the same period in 2000. The average balance of loans was $22.3 billion with an average yield of 8.22% for the three-month period ended March 31, 2001 compared to an average balance of $14.9 billion with an average yield of 7.95% for the same period in 2000.

     Interest on deposits was $221 million for the three-month period ended March 31, 2001 compared to $114 million for the same period in 2000. The average balance of deposits was $23.9 billion with an average cost of 3.74% for the three-month period ended March 31, 2001 compared to an average balance of $12.4 billion with an average cost of 3.84% for the same period in 2000.

     Interest on borrowings was $111 million for the three-month period ended March 31, 2001 compared to $198 million for the same period in 2000. The average balance of borrowings was $6.8 billion with an average cost of 6.51% for the three-month period ended March 31, 2001 compared to an average balance of $12.5 billion with an average cost of 6.21% for the same period in 2000. The decrease in borrowings was the result of balance sheet restructuring accomplished throughout 2000.

Provision for Loan Losses
-------------------------

         The provision for loan loss expense is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2001 was $20.0 million compared to $8.0 million for the same period in 2000. The increase over 2000 is primarily due to increased loan volumes resulting from the SBNE acquisition and internal loan growth.

Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as middle market asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on commercial business and consumer lending in future periods, management will regularly evaluate its loan portfolio and record additional loan loss reserves as is necessary.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Sovereign's net charge-offs for the three-month period ended March 31, 2001 were $20.3 million and consisted of charge-offs of $33.8 million and recoveries of $13.5 million. This compared to net charge-offs of $7.6 million consisting of charge-offs of $12.8 million and recoveries of $5.2 million for the three-month period ended March 31, 2000. Sovereign's increased level of net charge-offs was primarily the result of higher overall loan balances and a general seasoning of recent loan portfolio acquisitions.

         The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                                 Three-month Period Ended March 31,
                                                                 2001                        2000
                                                              --------------------------------------
Allowance, beginning of period                                $ 256,356                    $ 132,986

Charge-offs:
  Residential                                                     4,663                        1,587
  Commercial Real Estate                                             --                        2,211
  Commercial                                                      9,743                        2,212
  Consumer                                                       19,361                        6,754
                                                              ---------                    ---------
      Total Charge-offs                                          33,767                       12,764
                                                              ---------                    ---------

Recoveries:
  Residential                                                     1,760                          948
  Commercial Real Estate                                              -                          784
  Commercial                                                        458                          784
  Consumer                                                       11,256                        2,637
                                                              ---------                    ---------
      Total Recoveries                                           13,474                        5,153
                                                              ---------                    ---------

Charge-offs, net of recoveries                                   20,293                        7,611
Provision for possible loan losses                               20,000                        8,000
Initial allowance related to
      acquisitions                                                   --                       42,002
                                                              ---------                    ---------
Allowance, end of period                                      $ 256,063                    $ 175,377
                                                              =========                    =========

Other Income
------------

         Other income was $108 million for the three-month period ended March 31, 2001 compared to $21.3 million for the same period in 2000. Excluding securities transactions, other income for the three month period ended March 31, 2001 was $101 million as compared to $44.1 million for the same period in 2000.

         Due to a favorable shift into core deposit products over the last year and the impact of the SBNE acquisition, retail banking fees grew to $39.9 million for the quarter ended March 31, 2001 as compared to $13.8 million for the same period in 2000,representing an increase of 189%.

         Mortgage banking revenue was $21.3 million for the quarter ended March 31, 2001 as compared to $5.3 million for the same period in 2000. The current quarter includes a gain of $19.3 million related to the sale of $580 million of residential mortgages offset by a charge of $6.8 million to reduce the valuation of mortgage servicing rights.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Gain/(loss) on investment securities were $7.3 million for the three-month period ended March 31, 2001 compared to $(22.9) million for the same period in 2000. During the first quarter of 2000 Sovereign sold certain investment securities and FHLB advances and paid-off certain short-term advances as part of its balance sheet repositioning in preparation for SBNE. Upon repayment of the short-term advances, related swaps hedging these instruments were terminated. These transactions resulted in securities losses of $23 million included in gain(loss) on sale of loans and investments, $9.5 million of swap termination gains included as miscellaneous income, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

         Miscellaneous income was $19.3 million for the three-month period ended March 31, 2001 compared to $13.1 million for the same period in 2000. This increase was principally due to the addition of new lines of fee-based businesses over the past year.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three-month period ended March 31, 2001 were $192.3 million, compared to $113.9 million for the same period in 2000. The increase principally represents the increased costs of operating SBNE.

         Other operating expenses were $131 million for the three-month period ended March 31, 2001 compared to $18.5 million for the same period in 2000. Results for the three-month period ended March 31, 2001 included amortization of goodwill of $36.1 million compared to $9.7 million for the same period in 2000. The increase in goodwill amortization is a result of the additional intangibles recorded for the SBNE acquisition. The $5.6 million increase in Trust Preferred Securities and other minority interest expense is attributable to the August 2000 issuance of preferred shares of Sovereign Real Estate Investment Trust to institutional investors. The three month period ended March 31, 2001, includes $72.2 million of non-compete expense related to the non-solicitation provisions of the SBNE purchase and assumption agreement. Sovereign also recorded an $8.5 million charge ($5.6 million net of tax) as the last portion of restructuring charges related to its company-wide restructuring announced in November of 2000. The restructuring completed over the last two quarters resulted in elimination of over 600 positions, closure of 14 in-store offices and redirection of e-commerce efforts to consolidate efforts within our geographic footprint.

Income Tax Provision
--------------------

              The income tax provision was $.9 million for the three-month period ended March 31, 2001 compared to $13.3 million for the same period in 2000. The effective tax rate for the three-month period ended March 31, 2001 was 7.5%, compared to 33.0% for the same period in 2000. The current year tax rate differs from the statutory rate of 35% due to the high proportion of non-taxable income including bank owned life insurance income and tax-free investment securities, combined with 35% tax benefit recorded on the extraordinary loss related to the extinguishment of debt compared to the Company's pre-tax income.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Extraordinary Items
-------------------

         In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland. Proceeds from the issue were used to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pre-tax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

         As previously discussed, during the first quarter of 2000 Sovereign sold FHLB advances which resulted in a pre-tax gain of $16.0 million ($10.8 million after-tax) and is treated as an early extinguishment of debt under generally accepted accounting principles.

FINANCIAL CONDITION
------------------

Loan Portfolio
--------------
         At March 31, 2001, commercial loans totaled $7.9 billion representing 37% of Sovereign's loan portfolio, compared to $7.8 billion and 36% of the loan portfolio at December 31, 2000 and $5.7 billion and 33% of the loan portfolio at March 31, 2000.

         The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $6.8 billion at March 31, 2001, representing 31% of Sovereign's loan portfolio, compared to $6.1 billion and 28% of the loan portfolio at December 31, 2000 and $5.6 billion and 33% of the loan portfolio at March 31, 2000.

         Residential mortgage loans decreased $1.0 billion during the quarter to $6.9 billion and now represent 32% of Sovereign's loan portfolio as compared to $8.0 billion and 36% at December 31, 2000 due primarily to the securitization of $734 million of mortgage loans. At March 31, 2000 residential mortgage loans totaled $5.9 billion representing 34% of the loan portfolio.

Non-Performing Assets
---------------------

         At March 31, 2001 Sovereign's non-performing assets were $180.7 million compared to $187.4 million at December 31, 2000. This decrease was due primarily to a reduction in consumer non-accrual loans and from applying a non-accrual policy of 120 days consistently to all consumer loan products. Commercial and commercial real estate saw a small increase, $3.4 million, and residential loans increased $3.3 million. Non-performing assets as a percentage of total assets was .53% at March 31, 2001, down from .56% at December 31, 2000. At March 31, 2001 61% of non-performing assets consisted of loans related to real estate, consumer loans or OREO which are primarily secured by collateral. Sovereign places commercial and commercial real estate loans on non-performing status at 90 days (unless return to current status is expected imminently). Consumer, residential and government guaranteed loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or fully reserved.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                                     March 31,         December 31,
                                                                       2001                2000
                                                                     ---------           --------
Non-accrual loans:
      Residential                                                     $ 63,639           $ 60,322
      Commercial real estate                                            17,350             12,403
      Commercial                                                        62,896             64,485
      Consumer                                                          21,204             38,239
                                                                      --------           --------
Total non-accrual loans                                                165,089            175,449
                                                                      --------           --------
Restructured loans                                                       4,084              3,755
                                                                      --------           --------
Total non-performing loans                                             169,173            179,204
Other real estate owned                                                  7,257              4,425
Other repossessed assets                                                 4,291              3,758
                                                                      --------           --------
Total Non-performing Assets                                           $180,721           $187,387
                                                                      ========           ========

Past due 90 days or more as to interest
or principal and accruing interest (1)                                $ 47,845            $16,733

Non-performing assets as a percentage
of total assets                                                            .53%               .56%

Non-performing loans as a percentage
of total loans                                                             .78%               .82%

Non-performing assets as a percentage of
total loans and real estate owned                                          .83%               .85%

Allowance for loan losses as a percentage
of total non-performing assets                                           141.7%             136.8%

Allowance for loan losses as a percentage
of total non-performing loans                                            151.4%             143.1%

(1) Includes consumer and residential loans past due between 90 and 120 days.

         In addition to the non-performing loans included in the non-performing assets table above, there were $114 million and $97 million of potential problem loans at March 31, 2001 and December 31, 2000, respectively. While these loans were performing, management was aware of information about possible credit problems which raise doubts as to the ability of the borrowers to comply fully with present loan repayment terms. Total non-performing assets and potential problem loans as a percentage of total loans outstanding increased to 1.36% at March 31, 2001 from 1.30% at December 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Allowance for Loan Losses

         The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                                  (dollars in thousands)
                                                     March 31, 2001                  December 31, 2000
                                                   -------------------              -------------------
                                                                % of Loans                        % of Loans
                                                                     to                                to
                                                   Amount        Total Loans      Amount           Total Loans
                                                   ------        -----------      ------           -----------
Allocated allowance:
Commercial loans                                  $145,865           36%          $149,828              36%
Residential real estate
  mortgage loans                                    24,313           32             34,629              36
Consumer loans                                      56,576           32             48,053              28
                                                                                                        --
Unallocated allowance                               29,309          n/a             23,846              n/a
                                                  --------        -----           --------           ------
Total allowance for loan losses                   $256,063          100%          $256,356             100%
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

      The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on risk ratings, historical loan loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in the Company's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

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

         The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted quarterly, the

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


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

         Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $34.6 million at December 31, 2000 to $24.3 million at March 31, 2001. The change was due primarily to updating the class reserves in relation to the most recent loss performance projections for this portfolio.

         Consumer Portfolio. The allowance for the consumer loan portfolio increased from $48.1 million at December 31, 2000, to $56.5 million at March 31, 2001. This change is primarily attributable to increases in consumer portfolio balance.

         Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has decreased from $149.8 million at December 31, 2000 to $145.9 million at March 31, 2001. This decrease is attributable to a slight revision in allowance methodology and increased use of specific reserves.

      Unallocated Allowance. The unallocated allowance for loan losses increased to $29.3 million at March 31, 2001 from $23.8 million at December 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment Securities
---------------------

         Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at March 31, 2001 was 2.8 years.

         At March 31, 2001, total investment securities available-for-sale were $6.4 billion compared to $5.3 billion at December 31, 2000 and investment securities held-to-maturity were $1.1 billion compared to $2.0 billion at December 31, 2000.

The changes in investment balances is due principally to the redesignation of $800 million of investments from held-to-maturity to available-for-sale upon adoption of SFAS 133 on January 1, 2001. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets
------------------------------------

         Total goodwill and other intangible assets decreased $36 million to $1.4 billion at March 31, 2001. This decrease is attributable to normal year-to-date amortization.

Other Assets
------------

         Other assets increased by $830 million from December 31, 2000. This is primarily attributable to $600 million of receivables from brokers for unsettled security trades at quarter end.

Deposits
--------

         Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

         Total deposits at March 31, 2001 were $24.0 billion compared to $24.5 billion at December 31, 2000. The decrease in deposits is primarily due to reduction in time deposit balances as wholesale borrowing rates are currently more attractive than aggressive pricing of jumbo and retail CDs.

Short-term Borrowings
---------------------

Sovereign utilizes short-term borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


from the FHLB provided certain standards related to creditworthiness have been met. Another source of funds for Sovereign is reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof.

         Total short-term borrowings at March 31, 2001 were $1.7 billion compared to $1.3 billion at December 31, 2000. This increase is principally attributable to Sovereign's decision to avoid high cost time deposits when wholesale borrowings are attractively priced. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-term Borrowings

         Long-term borrowings increased to $5.4 billion at March 31, 2001 from $4.9 billion at December 31, 2000. This increase was in FHLB advances and repurchase agreements with attractive current pricing.

         Sovereign issued $175 million of senior debt, at an 8.625% coupon, on February 20, 2001. A portion of these proceeds, along with a portion of an $150 equity offering completed earlier in February, were used to retire a $240 million senior note which matured during the quarter.

         Sovereign also completed a $400 million revolving and term credit facility with Bank of Scotland on March 1, 2001. Proceeds of the issue were used to prepay an existing $350 million senior secured credit facility. The new line provides Sovereign a 1% interest rate savings, or $3.5 million per year, has no prepayment penalties and offers greater financial flexibility as compared to the previous line of credit. At March 31, 2000, this credit facility had an annual interest cost of 7.30%.

Bank Regulatory Capital

         Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

         The Office of Thrift Supervision issued an order, as amended, applicable to the approval of the SBNE acquisition (the "OTS Order") requires Sovereign Bank to be "Well Capitalized" and also to meet certain additional requirements and other conditions. Various agreements with our lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%.

        Sovereign Bank, at March 31, 2001, met all capital adequacy requirements to which they are subject in order to be "Well Capitalized". Management expects that Sovereign Bank will continue to be classified as well-capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires the Corporation to maintain certain Tier 1 capital levels. The Corporation is presently in compliance with this requirement and expect to remain as such.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The following table presents the capital ratios of Sovereign Bank and the current regulatory requirements at March 31, 2001:

                                                               Sovereign Bank
                                              ---------------------------------------------
                                                                                  Well
                                               March 31,           Minimum     Capitalized
                                                 2000            Requirement    Requirement
                                              ----------         -----------    -----------
Stockholders' equity to total assets            10.49%              None           None
Tangible capital to tangible assets              7.08               2.00%          None
Tier 1 capital to tangible assets                7.08               3.00           5.00%
Tier 1 capital to risk adjusted assets           9.41               4.00           6.00
Total risk-based capital to risk
    adjusted assets                             10.44               8.00          10.00


Liquidity and Capital Resources
-------------------------------

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

         Sovereign is required under applicable federal regulations to maintain specified levels of liquid investments in cash and other qualifying investments. Current regulations require Sovereign Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. As of March 31, 2001, the Bank's liquidity ratio was 41.3%.

         Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2001, Sovereign had $6.5 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

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

         Sovereign manages the impact to net interest income in a +/- 100 basis point instantaneous parallel rate shock environment to be generally within a 5% variance. At March 31, 2001, Sovereign estimates that if interest rates decline by 100 basis points, net interest income, over the next twelve months, would decrease by $45.3 million or 4.2%; conversely, if interest rates increase by 100 basis points, net interest income would increase by $46.7 million, or 4.3%. At December 31, 2000, if interest rates increased by 100 basis points, net interest income would have decreased by $10.5 million, or 1.0% and if interest rates had decreased by 100 basis points, net interest income would have decreased by $9.8 million, or .9%. The slight increase in sensitivity is due to the decrease in rates and the steepening of the yield curve during the first quarter of 2001.

     Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a positive 7.39% at March 31, 2001.

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

Item 6 - Exhibits Reports on Form 8-K.

        (a)      Exhibits

                 (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to
                          Exhibit 3.1 to Sovereign's Registration Statement
                          No. 333-86961-01 on Form S-3)
                 (3.2) By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign's Annual Report on Form 10-K for year ended December 31, 1998.)

         (b)      Reports on Form 8-K

                           On January 25, 2001, the Company filed a Current
                  Report on Form 8-K dated January 25, 2001, reporting information under Items 5 and 7 (as amended by the Current Report on Form 8-K/A filed on February 5, 2001).

                           On February 8, 2001, the Company filed a Current
                  Report on Form 8-K dated February 7, 2001, reporting information under Items 5 and 7.

                           On February 12, 2001, the Company filed a Current
                  Report on Form 8-K dated February 12, 2001, reporting information under Items 5 and 7.

                           On February 21, 2001, the Company filed a Current
                  Report on Form 8-K dated February 21, 2001, reporting information under Items 5 and 7.

                           On March 27, 2001, the Company filed a Current Report
                  on Form 8-K dated March 27, 2001, reporting information under Items 5 and 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOVEREIGN BANCORP, INC.
                                      ------------------------------------------
                                                      (Registrant)





Date       _May 15_, 2001                /s/ James D. Hogan
                                         ---------------------------------------
                                         James D. Hogan
                                         Chief Financial Officer
                                         (Authorized Officer & Principal
                                         Financial Officer)




Date       _May 15_, 2001                /s/ George S. Rapp
                                         ---------------------------------------
                                         George S. Rapp
                                         Chief Accounting Officer