Form 10-Q
period 2001-06-30
SOVEREIGN BANCORP INC
filed 2001-08-13
CIK 811830

WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2001
                                       OR

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


                                       N/A
  ---------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 9, 2001
-------------------------------                ------------------------------
Common Stock (no par value)                         246,905,532 shares

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

     These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including: (i) statements relating to Sovereign's expectations and goals with respect to (a) growth in cash earnings, operating earnings, net income, shareholder value and internal tangible equity generation; (b) growth in earnings per share; (c) return on equity; (d) return on assets; (e) efficiency ratio; (f) tier 1 leverage ratio; (g) annualized net charge-offs and other asset quality measures;
(h) fee income as a percentage of total revenue; (i) tangible equity to assets;
(j) book value and tangible book value per share; (k) loan and deposit portfolio compositions, employee retention, deposit retention, asset quality, reserve adequacy; and (ii) statements preceded by, followed by or that include the words "may," "could," "should," "pro forma," "looking forward," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "strive," "hopefully," "try," or similar expressions. Although we believe that the expectations reflected in our forward-looking statements are reasonable, these forward-looking statements involve risks and uncertainties which are subject to change based on various important factors (some of which, in whole or in part, are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from the goals, plans, objectives, intentions and expectations, forecasts and projections (and underlying assumptions) expressed in such forward-looking statements: (1) the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, (2) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations;
(4) the ability of Sovereign and Sovereign Bank to successfully integrate the assets, liabilities, customers, systems and management we acquire into our operations; (5) expected revenue synergies and cost savings from Sovereign and Sovereign Bank's acquisitions may not be fully realized or realized within the expected time frame; (6) the timely development of competitive new products and services by Sovereign and the acceptance of such products and services by customers; (7) the willingness of customers to substitute competitors' products and services and vice versa; (8) the success of Sovereign and Sovereign Bank in meeting the post-closing regulatory requirements with respect to the FleetBoston acquisition and the ability to pay installments on a timely basis related to the non-solicitation agreement in connection with the acquisition; (9) the impact of changes in financial services' laws and regulations and the application of such laws and regulations (including laws concerning taxes, capital, liquidity, proper accounting treatment, securities and insurance) and the impact of changes in generally accepted accounting principles; (10) technological changes; (11) changes in consumer spending and

                           FORWARD LOOKING STATEMENTS
                                   (continued)


savings habits; (12) unanticipated regulatory or judicial proceedings; (13) changes in asset quality; and (14) the success of Sovereign at managing the risks involved in the foregoing.

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

                                      INDEX


                                                                                                         Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

             Consolidated Balance Sheets at June 30, 2001
             and December 31, 2000                                                                         5


             Consolidated Statements of Operations for the three-
             month and six-month periods ended June 30, 2001 and 2000                                    6 - 7


             Consolidated Statement of Stockholders' Equity for
             the six-month period ended June 30, 2001                                                      8


             Consolidated Statements of Cash Flows for the six-month
             periods ended June 30, 2001 and 2000                                                          9


             Notes to Consolidated Financial Statements                                                 10 - 18


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition                                            19 - 34


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                                                        35


SIGNATURES                                                                                                36

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,                December 31,
                                                                                    2001                      2000
                                                                                 ------------              ------------
                                                                                  (Unaudited)
                                                                                         (in thousands, except
                                                                                            per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                                      $    920,217              $    945,196
  Interest-earning deposits                                                            54,780                    14,447
  Investment securities:
    Available-for-sale                                                              8,125,693                 5,315,584
    Held-to-maturity
    (fair value of $1,030,361 and $1,971,896)                                       1,033,680                 1,978,268
  Loans (including loans held for sale
    at approximate fair value of $259,824
    and $59,993)                                                                   20,762,751                21,912,245
  Allowance for loan losses                                                          (256,048)                 (256,356)
  Premises and equipment                                                              260,200                   290,134
  Other real estate owned
    and other repossessed assets                                                       10,886                     8,183
  Accrued interest receivable                                                         201,657                   230,514
  Goodwill and other intangible assets ($940,203
    and $968,631 net of tax)                                                        1,408,595                 1,455,331
  Bank owned life insurance                                                           687,889                   668,654
  Other assets                                                                      1,180,800                   895,597
                                                                                 ------------              ------------

      TOTAL ASSETS                                                               $ 34,391,100              $ 33,457,797
                                                                                 ============              ============

LIABILITIES
  Deposits and other customer accounts                                           $ 23,340,962              $ 24,498,917
  Short-term borrowings                                                             2,894,409                 1,331,692
  Long-term borrowings:
    FHLB advances and repurchase agreements                                         4,060,935                 3,544,984
    Senior secured credit facility                                                    350,000                   350,000
    Senior notes and subordinated debentures                                          947,285                 1,013,632
  Advance payments by borrowers
    for taxes and insurance                                                            24,204                    24,009
  Other liabilities                                                                   209,465                   287,464
                                                                                 ------------              ------------

      TOTAL LIABILITIES                                                            31,827,260                31,050,698
                                                                                 ------------              ------------

Mandatorily redeemable capital securities
    ("Trust Preferred Securities") and other
    minority interest of subsidiaries                                                 460,355                   458,215
                                                                                 ------------              ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 252,008,729 shares
    issued at June 30, 2001 and 231,465,030 shares
    issued at December 31, 2000                                                     1,411,834                 1,259,374
  Warrants                                                                             91,500                    91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,565,924 shares at June 30, 2001
    and December 31, 2000                                                             (33,230)                  (33,230)
  Treasury stock at cost; 125,188 shares at
    June 30, 2001 and 397,756 shares at
    December 31, 2000                                                                    (629)                   (3,789)
  Restricted stock at cost; 559,791 shares
    at June 30, 2001                                                                   (6,272)                       --
  Accumulated other comprehensive (loss)                                              (55,813)                  (38,521)
  Retained earnings                                                                   696,095                   673,550
                                                                                 ------------              ------------

 TOTAL STOCKHOLDERS' EQUITY                                                         2,103,485                 1,948,884
                                                                                 ------------              ------------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                                 $ 34,391,100              $ 33,457,797
                                                                                 ============              ============


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three-Month Period                    Six-Month Period
                                                                          Ended June 30,                       Ended June 30,
                                                                 -----------------------------        -----------------------------

                                                                     2001             2000                2001              2000
                                                                 -----------       -----------        -----------       -----------
                                                                                         (in thousands, except
                                                                                            per share data)
Interest income:
  Interest-earning deposits                                      $       340       $     7,920        $       854       $    10,198
  Investment securities:
    Available-for-sale                                               120,432           135,861            227,199           273,607
    Held-to-maturity                                                  18,052            38,322             37,449            75,526
  Interest and fees on loans                                         418,783           375,490            871,951           670,143
                                                                 -----------       -----------        -----------       -----------

      Total interest income                                          557,607           557,593          1,137,453         1,029,474
                                                                 -----------       -----------        -----------       -----------
Interest expense:
  Interest on deposits
    and other customer accounts                                      192,981           163,945            414,095           282,144
  Interest on short-term and
    long-term borrowings                                             106,303           206,834            217,555           401,264
                                                                 -----------       -----------        -----------       -----------

      Total interest expense                                         299,284           370,779            631,650           683,408


Net interest income                                                  258,323           186,814            505,803           346,066

Provision for loan losses                                             23,100            10,000             43,100            18,000
                                                                 -----------       -----------        -----------       -----------

Net interest income after provision for
  loan losses                                                        235,223           176,814            462,703           328,066
                                                                 -----------       -----------        -----------       -----------

Non-interest income:
  Consumer banking fees                                               39,480            19,427             78,912            34,796
  Commercial banking fees                                             17,762             9,734             36,027            12,209
  Mortgage banking revenues                                           14,757             7,383             36,071            12,669
  Capital markets revenue                                              2,427               413              5,896             4,145
  Bank owned life insurance                                           10,076             7,772             19,667            13,771
  Miscellaneous income                                                33,953             1,765             42,621            13,034
                                                                 -----------       -----------        -----------       -----------

      Total fees and other income                                    118,455            46,494            219,194            90,624

 Gain/(loss) on investment
    securities transactions                                            5,752           (58,216)            13,096           (81,088)
                                                                 -----------       -----------        -----------       -----------
      Total non-interest income                                      124,207           (11,722)           232,290             9,536
                                                                 -----------       -----------        -----------       -----------

General and administrative expenses:
  Compensation and benefits                                           81,087            69,115            158,717           115,224
  Occupancy and equipment expenses                                    54,330            31,043            111,084            51,816
  Technology expense                                                  18,769            11,734             34,788            20,889
  Outside services                                                    14,854            43,206             28,553            56,313
  Other administrative expenses                                       33,503            52,997             61,664            77,731
                                                                 -----------       -----------        -----------       -----------

      Total general and administrative expenses                      202,543           208,095            394,806           321,973
                                                                 -----------       -----------        -----------       -----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                                      Three-Month Period                     Six-Month Period
                                                                         Ended June 30,                        Ended June 30,
                                                                  ---------------------------          ----------------------------

                                                                     2001             2000                2001               2000
                                                                  ---------         ---------          ---------          ---------
                                                                                        (in thousands, except
                                                                                           per share data)
Other expenses:
  Amortization of goodwill                                        $  32,788         $  20,461          $  68,864          $  30,145
  Trust Preferred Securities and
    other minority interest expense                                  14,590             9,320             29,074             18,248
  Real estate owned loss/(gain), net                                    111               (66)               123               (221)
  Non-solicitation expense                                           72,216                --            144,432                 --
  Restructuring expense                                                  --                --              8,500                 --
                                                                  ---------         ---------          ---------          ---------


      Total other expenses                                          119,705            29,715            250,993             48,172
                                                                  ---------         ---------          ---------          ---------

Income/(loss) before income taxes
  and extraordinary item                                             37,182           (72,718)            49,194            (32,543)

Income tax provision/(benefit)                                        7,000           (24,016)             7,900            (10,766)
                                                                  ---------         ---------          ---------          ---------
Income/(loss) before extraordinary item                              30,182           (48,702)            41,294            (21,777)
Extraordinary item (net of tax of
  ($3,526) and $5,225)                                                   --                --             (6,549)            10,775
                                                                  ---------         ---------          ---------          ---------

Net income/(loss)                                                 $  30,182         $ (48,702)         $  34,745          $ (11,002)
                                                                  =========         =========          =========          =========

Earnings/(loss) per share:

Basic
Income/(loss) before extraordinary item                           $     .12         $    (.22)         $     .17          $    (.10)
Extraordinary item                                                       --                --               (.03)               .05
                                                                  ---------         ---------          ---------          ---------

Net income/(loss)                                                 $     .12         $    (.22)         $     .14          $    (.05)
                                                                  =========         =========          =========          =========


Diluted
Income/(loss) before extraordinary item                           $     .12         $    (.22)         $     .17          $    (.10)
Extraordinary item                                                       --                --               (.03)               .05
                                                                  ---------         ---------          ---------          ---------

Net income/(loss)                                                 $     .12         $    (.22)         $     .14          $    (.05)
                                                                  =========         =========          =========          =========


Dividends declared per common share                               $    .025         $    .025          $    .050          $    .050
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                                         Common
                                         Shares         Common                      Retained      Treasury
                                       Outstanding      Stock        Warrants       Earnings        Stock
                                      -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2000                226,501    $ 1,259,374    $    91,500   $   673,550    $    (3,789)
Comprehensive income:
Net income                                     --             --             --        34,745             --
Effect of change in accounting
  principle                                    --             --             --            --             --
Change in unrecognized gain/(loss)
  net of tax on investments
  available-for-sale and derivative
  financial instruments                        --             --             --            --             --

Total comprehensive income                     --             --             --            --             --

Issuance of common stock                   20,000        149,000             --            --             --
Exercise of stock options                     319          1,659             --            --             --
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                         225          1,833             --            --             --
Dividends paid on common stock                 --             --             --       (12,200)            --
Treasury stock purchases                      (45)            --             --            --           (479)
Treasury stock sold                           318            (32)            --            --            451
Purchase and transfer of shares
  for restricted stock plan                  (560)            --             --            --          3,188
                                      -----------    -----------    -----------   -----------    -----------

          Balance, June 30, 2001          246,758    $ 1,411,834    $    91,500   $   696,095    $      (629)
                                      ===========    ===========    ===========   ===========    ===========
[RESTUBBED]
                                                                       Accumulated       Total
                                                        Unallocated        Other          Stock-
                                        Restricted     Common Stock   Comprehensive      Holders'
                                           Stock        Held by ESOP  Income/(Loss)      Equity
                                         -----------    -----------    -----------    -----------
Balance, December 31, 2000            $        --    $   (33,230)   $   (38,521)   $ 1,948,884
Comprehensive income:
Net income                                     --             --             --         34,745
Effect of change in accounting
  principle                                    --             --         (9,951)        (9,951)
Change in unrecognized gain/(loss)
  net of tax on investments
  available-for-sale and derivative
  financial instruments                        --             --         (7,341)        (7,341)

Total comprehensive income                     --             --             --         17,453

Issuance of common stock                       --             --             --        149,000
Exercise of stock options                      --             --             --          1,659
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                          --             --             --          1,833
Dividends paid on common stock                 --             --             --        (12,200)
Treasury stock purchases                       --             --             --           (479)
Treasury stock sold                            --             --             --            419
Purchase and transfer of shares
  for restricted stock plan                (6,272)            --             --         (3,084)
                                      -----------    -----------    -----------    -----------

          Balance, June 30, 2001      $    (6,272)   $   (33,230)   $   (55,813)   $ 2,103,485
                                      ===========    ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six-Month Period
                                                                                       Ended June 30,
                                                                           ------------------------------------
                                                                               2001                     2000
                                                                           -----------              -----------
                                                                                     (in thousands)
Cash Flows from Operating Activities:
  Net income                                                               $    34,745              $   (11,002)
  Adjustments to reconcile net income to
      net cash provided by operating activities:
  Provision for loan losses                                                     43,100                   18,000
  Deferred taxes                                                               (38,327)                    (899)
  Depreciation and amortization                                                 64,587                   39,864
  Net amortization/(accretion) of investment
      securities and loan discounts                                              9,456                  (35,406)
  (Gain)/loss on sale of loans, investment
      securities and real estate owned                                         (13,219)                  80,999
  (Gain)on sale of fixed assets                                                   (688)                     (48)

  (Gain)on sale of FHLB advances                                                    --                  (16,000)
  Loss on the retirement of Bancorp debt                                        10,075                       --
  Net change in:
      Unrealized (gain)/loss on derivatives                                     (7,099)                      --
      Accrued interest receivable                                               28,857                  (14,586)
      Prepaid expenses and other assets                                       (100,095)              (1,281,289)
      Other liabilities                                                        (77,999)                 101,076
                                                                           -----------              -----------
  Net cash(used) by operating activities                                       (46,607)              (1,119,291)
                                                                           -----------              -----------
Cash Flows from Investing Activities:
  Proceeds from sales of investment securities:
      Available-for-sale                                                     2,704,924                4,846,462
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                                       673,523                  474,520
      Held-to-maturity                                                         139,315                2,439,408
  Purchases of investment securities:
      Available-for-sale                                                    (4,793,933)              (3,929,617)
      Held-to-maturity                                                          (1,224)              (2,317,893)
  Proceeds from sales of loans                                               1,953,368                  258,233
  Purchase of loans                                                         (1,480,113)                (890,872)
  Net change in loans other than purchases and sales                          (140,947)                 502,620
  Proceeds from sales of premises and equipment                                 20,793                   19,979
  Purchases of premises and equipment                                           (7,497)                (113,778)
  Proceeds from sale of real estate owned                                        3,069                    1,752
  Net cash (paid)received due to acquisitions net
      of cash acquired                                                              --                 (494,826)
                                                                           -----------              -----------
  Net cash provided(used) by investing activities                             (928,722)                 795,988
                                                                           -----------              -----------
Cash Flows from Financing Activities:
  Net (decrease)/increase in deposits
      and other customer accounts                                           (1,157,955)                   3,635
  Net increase/(decrease) in short-term borrowings                           1,562,621                2,563,505
  Net increase/(decrease) in long-term borrowings                              513,674                       --
  Proceeds from Bancorp debt                                                   525,000                       --
  Repayments of Bancorp debt                                                  (590,000)                (569,982)
  Sale of FHLB advances                                                             --                 (911,037)
  Net increase in advance payments by
    borrowers for taxes and insurance                                              195                   10,659
  Cash dividends paid to stockholders                                          (12,200)                 (11,097)
  Proceeds from issuance of common stock                                       152,460                    2,863
  Net change in treasury and restricted stock                                   (3,112)                     134
                                                                           -----------              -----------
  Net cash provided(used) by financing activities                              990,683                1,088,680
                                                                           -----------              -----------

  Net change in cash and cash equivalents                                       15,354                  765,377
  Cash and cash equivalents at beginning of period                             959,643                  393,234
                                                                           -----------              -----------
  Cash and cash equivalents at end of period                               $   974,997              $ 1,158,611
                                                                           ===========              ===========

Supplemental Disclosures:
Income tax payments totaled $10 million for the six-month period ended June 30, 2001 and $6 million for the same period in 2000. Interest payments totaled $632 million for the six-month period ended June 30, 2001 and $677 million for the same period in 2000. Noncash activity consisted of securitization of mortgage loans into mortgage-backed investment securities of $587 million for the six-month period ended June 30, 2001, and acquisitions which included $7 billion of loans and assumption of $8 billion of deposits for the six-month period ended June 30, 2000.


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)(continued)

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

         These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, the consolidated financial statements reflect all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results for the unaudited periods.

         The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements. These reclassifications have no effect on net income.

         The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2000.

         Goodwill and other intangibles on the consolidated balance sheet include amounts which are deductible for federal and state income tax purposes. The parenthetical amounts presented on the face of the statement reflect the amounts of goodwill and other intangibles, after reducing such amounts for the future tax benefits to be received as these amounts are amortized against future earnings. During the quarter ended June 30, 2001, the Company adjusted its purchase allocation for the SBNE acquisition resulting in total intangibles of $1.2 billion, before amortization, including $826 million of goodwill and $352 million of core deposit intangibles. In finalizing a purchase allocation, the Company considers all the facts and circumstances that comes to its attention during the acquisition period, not to exceed 12 months, and if necessary, will adjust the purchase price allocation accordingly based upon such facts.

     Restricted stock was granted to employees during the quarter ended June 30, 2001. These shares are reported as a reduction of stockholders' equity and are excluded from outstanding share calculations until annual vesting requirements are met. The shares are allocated to employees and vest over a three year period from the grant date. The Company purchased shares and utilized existing treasury shares to fund the shares required by the grants. Compensation expense is recognized ratably over the vesting period based upon average fair value of the shares.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(2)      EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing income before extraordinary item by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and warrants is calculated using the treasury stock method.

         The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                                           Three-Month Period                     Six-Month Period
                                                             Ended June 30,                        Ended June 30,
                                                       ---------------------------         -------------------------------
                                                         2001              2000                2001               2000
                                                       --------        -----------         -----------         -----------
Calculation of income/(loss) for EPS:
-------------------------------------
Income/(loss) before extraordinary
  item for basic EPS                                   $ 30,182        $   (48,702)        $    41,294         $   (21,777)
Extraordinary item, after tax                                --                 --              (6,549)             10,775
                                                       --------        -----------         -----------         -----------
Net income/(loss) for basic EPS                        $ 30,182        $   (48,702)        $    34,745         $   (11,002)
                                                       ========        ===========         ===========         ===========

Weighted average shares for EPS:
--------------------------------
Weighted average basic shares                           246,698            225,846             242,321             225,699
Dilutive effect of average stock
  options and warrants                                   15,285                 --               8,335                  --
                                                       --------        -----------         -----------         -----------
Weighted average diluted shares                         261,983            225,846             250,656             225,699
                                                       ========        ===========         ===========         ===========

Earnings per share:
-------------------
Basic
  Income/(loss) before
        extraordinary item                             $    .12        $      (.22)        $       .17         $      (.10)
  Extraordinary item                                         --                 --                (.03)                .05
                                                       --------        -----------         -----------         -----------
  Net income/(loss)                                    $    .12        $      (.22)        $       .14         $      (.05)
                                                       ========        ===========         ===========         ===========
Diluted
  Income/(loss) before
        extraordinary item                             $    .12        $      (.22)        $       .17         $      (.10)
  Extraordinary item                                         --                 --                (.03)                .05
                                                       --------        -----------         -----------         -----------
  Net income/(loss)                                    $    .12        $      (.22)        $       .14         $      (.05)
                                                       ========        ===========         ===========         ===========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(3)      INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                                            June 30, 2001
                                              -------------------------------------------------------------------------
                                               Amortized           Unrealized           Unrealized             Fair
                                                 Cost             Appreciation         Depreciation            Value
                                              ----------          ------------         ------------          ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                         $   24,856           $       50           $       18           $   24,888
  Corporate securities/
    trust preferred                              328,378                3,059               25,661              305,776
  Asset backed securities                        457,535                1,040                6,712              451,863
  Equities                                        11,475                  117                  415               11,177
  FHLB stock                                     339,997                   --                   --              339,997
  Agency preferred stock                         475,801                  871                  104              476,568
  Municipal securities                            38,479                1,914                  438               39,955

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency                   3,862,179               18,801               35,230            3,845,750
    Non-agency                                 1,950,769                6,262               28,276            1,928,755
  Collateralized mortgage
      obligations                                711,175                2,713               12,924              700,964
                                              ----------           ----------           ----------           ----------
Total investment securities
  available-for-sale                          $8,200,644           $   34,827           $  109,778           $8,125,693
                                              ==========           ==========           ==========           ==========

                                                                         December 31, 2000
                                              -------------------------------------------------------------------------
                                               Amortized           Unrealized           Unrealized             Fair
                                                 Cost             Appreciation         Depreciation            Value
                                              ----------          ------------         ------------          ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                         $   92,341           $       55           $      455           $   91,941
Corporate securities/
        trust preferred                          300,206               11,333                5,727              305,812
  Asset backed securities                        523,466                  248               12,118              511,596
  Equities                                        25,196                  126                3,427               21,895
  FHLB stock                                     225,797                   --                   --              225,797
  Agency preferred stock                         425,888                  267                2,472              423,683
  Municipal securities                            36,549                2,693                  473               38,769

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency                     676,593                3,025                5,679              673,939
    Non-agency                                 2,553,289                  556               40,275            2,513,570
  Collateralized mortgage
     obligations                                 515,852                  535                7,805              508,582
                                              ----------           ----------           ----------           ----------
Total investment securities
  available-for-sale                          $5,375,177           $   18,838           $   78,431           $5,315,584
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(4)      INVESTMENT SECURITIES HELD-TO-MATURITY

         The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                             June 30, 2001
                                              -------------------------------------------------------------------------

                                               Amortized           Unrealized           Unrealized             Fair
                                                 Cost             Appreciation         Depreciation            Value
                                              ----------          ------------         ------------          ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                         $    1,905           $       55           $       --           $    1,960
Corporate securities/
        trust preferred                               --                   --                   --                   --
  Municipal securities                             5,414                   35                    4                5,445

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency                   1,020,385               13,337               16,719            1,017,003
    Non-agency                                     5,976                   56                   79                5,953
                                              ----------           ----------           ----------           ----------

Total investment securities
  held-to-maturity                            $1,033,680           $   13,483           $   16,802           $1,030,361
                                              ==========           ==========           ==========           ==========

                                                                         December 31, 2000
                                              -------------------------------------------------------------------------

                                               Amortized           Unrealized           Unrealized             Fair
                                                 Cost             Appreciation         Depreciation            Value
                                              ----------          ------------         ------------          ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                         $    6,382           $       --           $      138           $    6,244
  Corporate securities/
        trust preferred                           35,785                2,282                    6               38,061
  Municipal securities                               739                  135                    6                  868

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency                   1,562,525               14,780               16,502            1,560,803
    Non-agency                                    39,117                  378                  234               39,261
  Collateralized mortgage
    obligations                                  333,720                  505                7,566              326,659
                                              ----------           ----------           ----------           ----------

Total investment securities
  held-to-maturity                            $1,978,268           $   18,080           $   24,452           $1,971,896
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

                                                          June 30, 2001                     December 31, 2000
                                                -----------------------------          -----------------------------

                                                   Amount             Percent            Amount              Percent
                                                -----------           -------          -----------           -------
Commercial real estate loans                    $ 2,782,869              13.4%         $ 2,793,616              12.7%
Commercial and industrial loans                   4,525,597              21.9            4,397,009              20.1
Other                                               654,465               3.1              640,782               3.0
                                                -----------           -------          -----------           -------

     Total Commercial Loans                       7,962,931              38.4            7,831,407              35.8
                                                -----------           -------          -----------           -------

Home equity loans                                 3,660,706              17.6            3,256,598              14.9
Auto loans                                        2,840,604              13.7            2,309,025              10.5
Other                                               518,291               2.5              536,358               2.4
                                                -----------           -------          -----------           -------

     Total Consumer Loans                         7,019,601              33.8            6,101,981              27.8
                                                -----------           -------          -----------           -------

     Total Residential
       Real Estate Loans                          5,780,219              27.8            7,978,857              36.4
                                                -----------           -------          -----------           -------

       Total Loans (1)                          $20,762,751             100.0%         $21,912,245             100.0%
                                                ===========           =======          ===========           =======


Total Loans with:
  Fixed rate                                    $13,367,192              64.4%         $14,165,535              64.6%
  Variable rate                                   7,395,559              35.6            7,746,710              35.4
                                                -----------           -------          -----------           -------
       Total Loans (1)                          $20,762,751             100.0%         $21,912,245             100.0%
                                                ===========           =======          ===========           =======

(1) Loan totals include deferred loan fees and unamortized premiums and discounts. These fees, premiums and discounts resulted in a net increase in loans of $16 million at June 30, 2001 and a net decrease of $32 million at December 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(6)      DEPOSIT PORTFOLIO COMPOSITION

         The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                              June 30, 2001                           December 31, 2000
                                     -----------------------------              ------------------------------

                                                              Weighted                                      Weighted
                                                               Average                                       Average
  Account Type                   Amount         Percent         Rate             Amount         Percent        Rate
  ------------                   ------         -------       --------           ------         -------      --------
Demand deposit accounts       $ 3,331,937          14%            --%         $ 3,475,994          14%           -- %
NOW accounts                    4,205,709          18           1.74            4,247,194          17           2.67
Savings accounts                2,944,332          13           2.02            2,952,960          12           2.38
Money market accounts           4,874,100          21           3.05            4,553,020          19           4.44
Retail certificates             7,623,434          33           5.42            8,371,936          34           5.91
Jumbo certificates                361,450           1           5.17              897,813           4           6.55
                              -----------        ----          -----          -----------        ----         ------

Total Deposits                $23,340,962         100%          3.06%         $24,498,917         100%          3.83%
                              ===========        ====          =====          ===========        ====         ======

(7)      SHORT-TERM BORROWINGS

         The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                    June 30, 2001                    December 31, 2000
                                                ---------------------               -----------------------

                                                               Weighted                             Weighted
                                                               Average                              Average
                                               Balance          Rate               Balance           Rate
                                               -------         --------            -------          ---------
Federal funds purchased                     $       --            --%           $  130,000           5.23%
Securities sold under
  repurchase agreements                             --            --               230,900           6.58
FHLB advances                                2,894,409          4.28               970,792           6.62
                                             ---------          ----            ----------           ----
Total Borrowings                            $2,894,409          4.28%           $1,331,692           6.48%
                                            ==========         =====            ==========           ====


(8)  LONG-TERM BORROWINGS

         Long-term borrowings (original maturities greater than one year) consisted of the following: (dollars in thousands)

                                                        June 30, 2001           December 31, 2000
                                                        -------------           -----------------
Securities sold under
   repurchase agreements                               $  155,000                   $       --
FHLB advances                                           3,905,935                    3,544,984
Senior secured credit facility                            350,000                      350,000
Senior and subordinated notes                             947,285                    1,013,632
                                                       ----------                   ----------
                                                       $5,358,220                   $4,908,616
                                                       ==========                   ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(9)      RESTRUCTURING EXPENSE

     In November, 2000, the Company announced the results of a restructuring initiative in which management analyzed front and back office operations and computer operating platforms which were duplicated as a result of the SBNE acquisition and eliminated approximately 600 positions. In total, Sovereign recorded $18.5 million in restructuring costs, which was comprised of $14 million of severance and outplacement costs, and $4.5 million write-off of a redundant computer-operating platform. During the first quarter of 2001, the Company incurred an additional $8.5 million pre-tax ($5.5 million after-tax) of restructuring charges related to the closure of 14 "in-store" offices and a redirection of e-commerce efforts.


 (10)    COMPREHENSIVE INCOME

         The following table presents the components of comprehensive income/(loss), net of related tax, based on the provisions of SFAS No. 130 for the periods indicated: (dollars in thousands)

                                                 Three-Month Period                       Six-Month Period
                                                    Ended June 30,                         Ended June 30,
                                             ---------------------------           ---------------------------
                                               2001               2000               2001               2000
                                             --------           --------           --------           --------
Net income/(loss)                            $ 30,182           $(48,702)          $ 34,745           $(11,002)
Effect of change in accounting
  principle                                        --                 --             (9,951)                --
Net unrealized (losses)/gains:
  available-for-sale securities               (29,370)           (33,446)            (1,649)             3,931
  derivatives                                   2,807                 --              2,853                 --
Reclassification adjustment                    (3,584)            37,842             (8,545)            52,710
                                             --------           --------           --------           --------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                      (30,147)             4,396            (17,292)            48,779
                                             --------           --------           --------           --------
Comprehensive income/(loss)                  $     35           $(44,306)          $ 17,453           $ 37,777
                                             ========           ========           ========           ========

         Accumulated other comprehensive loss, net of related tax, consisted of net unrealized losses on securities of $48.7 million and net unrealized losses on derivatives of $7.1 million at June 30, 2001 and net unrealized losses on securities of $38.5 million at December 31, 2000.


(11)  DERIVATIVES

         Sovereign uses a variety of off-balance-sheet financial derivatives as part of its overall interest rate risk management process and to manage risk associated with mortgage banking activities. Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Interest rate caps are generally used to limit the exposure from repricing of liabilities. Interest rate floors are generally used to limit the exposure from repricing of assets. In certain cases, interest rate caps and floors are simultaneously bought and sold to create a range of protection against changing interest rates while limiting the cost of that protection. Forward contracts are

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(11)  DERIVATIVES (continued)

used to manage risk positions associated with mortgage origination. Substantially, all forward contracts mature within 90 days of origination. Forward contracts are traded in over-the-counter markets and do not have standardized terms. Counterparties to Sovereign's forward contracts are primarily U.S. government agencies and brokers and dealers in mortgage-backed securities.

         Effective January 1, 2001, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which required that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Upon adoption, Sovereign designated derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard. Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates or other factors were designated in fair value hedge relationships. The Company accounts for changes in the value of both the fair value hedges and the corresponding hedged items as a component of other operating income. Derivative instruments used to hedge the variability of forecasted cash flows attributable to a specific risk, generally interest rate risk, were designated in cash flow hedge relationships. The changes in fair value of cash flow hedges are recorded as other comprehensive income to the extent effective. The ineffective portion, if any, of cash flow hedges is recorded as other operating income. On January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $0.7 million and $(6.7) million were recorded as an increase of net income and a reduction in other comprehensive income, respectively. Additionally, as allowed by FAS 133, the Company reclassified $800 million of held-to-maturity securities to available-for-sale on January 1, 2001. These securities had an unrealized loss of $(4.9) million, ($3.2 million net of tax), at January 1, 2001 which was recorded as a reduction in other comprehensive income.

         At June 30, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as fair value hedges was $8.6 million. Fair value hedges are utilized to convert fixed rate long-term debt and brokered deposits to variable rate. In certain instances, the interest rate swaps utilized have embedded call options that mirror embedded purchased call options in the underlying liability being hedged. At June 30, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as cash flow hedges was $12.1 million which was a change of $22.1 million since January 1, 2001. Cash flow hedges are utilized to convert certain long-term variable rate FHLB advances to fixed rate. The difference attributable to ineffectiveness for both the fair value hedges and the cash flow hedges for the six-month period ended June 30, 2001 was immaterial.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(12)  PENDING ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $30 million net of tax ($.11 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


(13)        PENDING ACQUISITION OF MAIN STREET BANCORP

         On July 17, 2001 Sovereign announced the signing of a definitive agreement to acquire Main Street Bancorp, Inc. ("Main Street") for approximately $170 million in stock and cash. Main Street is a $1.5 billion bank holding company headquartered in Reading, Pennsylvania with 42 community banking offices serving southeastern Pennsylvania.

         The transaction, which is expected to close in the first quarter of 2002, adds $1.3 billion of customer deposits, $850 million of loans, and enhances Sovereign's small business and middle market lending capabilities in the region.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

General
-------

         Cash earnings, as defined below, for the six-month period ended June 30, 2001 increased 42% to $187.6 million, or $.75 per share, up from $132.2 million, or $.69 per share, for the same period in 2000. Operating earnings for 2001 increased 28% to $140.7 million, or $.56 per share, as compared to $110.1 million, or $.57 per share, for 2000.

         Operating earnings exclude certain special charges for 2001 and 2000. Special charges for the quarters ended June 30, 2001 and 2000 were $47 million and $106 million, respectively, after tax, and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization (after-tax) of intangible assets and ESOP-related expense.

         Net income, including the special charges noted above, was $34.7 million, or $.14 per share, for the six-month period ended June 30, 2001, as compared to net loss of $11.0 million, or $(.05) per share, for the same period in 2000.

         Cash return on average equity, cash return on average tangible equity and cash return on average total assets, excluding special charges discussed above, were 18.25%, 58.08% and 1.13% for the six-month period ended June 30, 2001 compared to 18.02%, 32.68% and .95% for the same period in 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                             Reconciliation of Net Income to Operating Earnings
                                       (In thousands, except per share data - all amounts are after tax)
                                                  Three-Month Period                                 Six-Month Period
                                                     Ended June 30                                      Ended June 30
                                      --------------------------------------------    --------------------------------------------
                                                Total                Per Share                Total                 Per Share
                                      ----------------------     -----------------    ----------------------     -----------------
                                         2001         2000         2001      2000        2001         2000        2001      2000
                                      ---------    ---------     -------   -------    ---------    ---------     -------   -------
Net income/(loss) as reported         $  30,182    $ (48,702)    $   .12   $  (.22)   $  34,745    $ (11,002)    $   .14   $  (.05)
Loss on the early extinguish-
  ment of debt                               --           --          --     --           6,549           --         .03        --
Net negative carry on escrowed
  bond proceeds (1)                          --        8,420          --       .04           --       17,015          --       .07
Merger-related and integration
  costs recorded during the
  period (2)                                 --       59,920          --       .27           --       68,090          --       .30
Expense on convertible trust
  preferred securities
  ("PIERS") (1)                              --        2,548          --       .01           --        6,368          --       .03
Loss on securities due to
  restructuring of the
  balance sheet                              --       38,531          --       .17           --       38,531          --       .17
Restructuring expense                        --           --          --     --           5,525           --         .02        --
Non-solicitation expense                 46,940           --         .17     --          93,881           --         .37        --
Assumed interest expense
  reduction due to paydown
  of other borrowings
  with net proceeds of
  common equity and PIERS (1)                --       (3,419)         --      (.02)          --       (8,874)         --      (.04)
Impact of additional shares
  outstanding for 1999 common
  stock offerings (3)                        --           --          --       .04           --           --          --       .09
                                      ---------    ---------     -------   -------    ---------    ---------     -------   -------
Operating earnings (3)                $  77,122    $  57,298     $   .29   $   .29    $ 140,700    $ 110,128     $   .56   $   .57
                                      ---------    ---------     -------   -------    ---------    ---------     -------   -------
Cash earnings (3)                     $  99,569    $  71,857     $   .38   $   .36    $ 187,643    $ 132,218     $   .75   $   .69
                                      =========    =========     =======   =======    =========    =========     =======   =======

Average shares:
Before adjustment
    for offering                        261,983      226,670                            250,656      226,612
After adjustment
    for offering                        261,983      199,711                            250,656      191,789

(1) As a part of the agreement to purchase Sovereign Bank New England, Sovereign raised a total of $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pre-tax income of $11.3 million ($7.5 million after tax) and $21.8 million ($14.5 million after tax) comprised of the following components for the three and six-month periods ending June 30, 2000, respectively:
         a) a reduction of net interest income of $12.7 million ($8.4 million after-tax) and $25.6 million ($17.0 million after tax), respectively;
         b) expense of $3.8 million ($2.5 million after tax) and $9.5 million ($6.4 million after tax) associated with PIERS issued in November, 1999; c) an assumed $5.1 million ($3.4 million after tax) and $13.3 million ($8.9 million after tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and the common stock offering.

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

(3) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include, for the three and six month periods ended June 30, 2000, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000 and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the SBNE acquisition.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                       CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
                                                SIX-MONTH PERIOD ENDED JUNE 30, 2001 and 2000
                                                               (in thousands)

                                                              2001                                        2000
                                         ------------------------------------------    ---------------------------------------------
                                            Average                          Yield/        Average                            Yield/
                                            Balance         Interest(1)       Rate         Balance          Interest(1)        Rate
                                         ------------      ------------     -------     ------------      ------------       -------
EARNING ASSETS
Investments                                $7,584,628          $270,298        7.14%      $10,297,758          $364,117        7.07%

Loans:
  Residential loans                         7,231,292           280,872        7.77%        6,158,976           231,128        7.50%
  Commercial loans                          7,877,199           321,428        8.19%        5,141,526           224,457        8.71%
  Consumer loans                            6,758,356           272,174        8.12%        5,217,072           216,148        8.33%
                                         ------------      ------------     -------      ------------      ------------     -------
  Total loans                              21,866,847           874,474        8.03%       16,517,574           671,733        8.14%
  Allowance for loan losses                  (253,662)               --          --          (146,235)               --          --
                                         ------------      ------------     -------      ------------      ------------     -------
      Net loans                            21,613,185           874,474        8.12%       16,371,339           671,733        8.21%
                                         ------------      ------------     -------      ------------      ------------     -------

      Total earning assets                 29,197,813         1,144,772        7.87%       26,669,097         1,035,850        7.77%
  Other assets                              4,419,741                --          --         2,702,172                --          --
                                         ------------      ------------     -------      ------------      ------------     -------
      TOTAL ASSETS                       $ 33,617,554         1,144,772        6.83%     $ 29,371,269      $  1,035,850        7.06%
                                         ============      ============     =======      ============      ============     =======
FUNDING LIABILITIES
Deposits:
  Core deposits                          $ 15,093,504           163,386        2.18%     $  7,879,523            98,502        2.51%
  Time deposits                             8,784,649           250,708        5.75%        6,719,265           183,642        5.50%
                                         ------------      ------------     -------      ------------      ------------     -------
      Total deposits                       23,878,153           414,094        3.50%       14,598,788           282,144        3.88%
                                         ------------      ------------     -------      ------------      ------------     -------

Borrowed funds:
  FHLB advances                             5,218,772           144,168        5.50%       10,108,733           297,880        5.83%
  Repurchase agreements                       323,250             7,500        4.61%          765,735            24,264        6.27%
  Other borrowings                          1,344,231            65,888        9.82%        1,628,090            79,120        9.88%
                                         ------------      ------------     -------      ------------      ------------     -------
      Total borrowed funds                  6,886,253           217,556        6.30%       12,502,558           401,264        6.38%
                                         ------------      ------------     -------      ------------      ------------     -------

 Total funding liabilities                 30,764,406           631,650        4.12%       27,101,346           683,408        5.04%
  Other liabilities                           779,710                --          --           433,498                --          --
                                         ------------      ------------     -------      ------------      ------------     -------
      Total liabilities                    31,544,116           631,650        4.02%       27,534,844           683,408        4.96%

STOCKHOLDERS' EQUITY                        2,073,438                --          --         1,836,425                --          --
                                         ------------      ------------     -------      ------------      ------------     -------
   TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $ 33,617,554           631,650        3.77%     $ 29,371,269           683,408        4.65%
                                         ============      ------------     -------      ============      ------------     -------
NET INTEREST INCOME                                            $513,122                                       $ 352,442
                                                           ============                                    ============

NET INTEREST SPREAD (2)                                                        3.06%                                           2.41%
                                                                               =====                                           =====
NET INTEREST MARGIN (3)                                                        3.52%                                           2.65%
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Net interest income for the three-month and six-month periods ended June 30, 2001 was $258 and $506 million compared to $187 million and $346 million for the same periods in 2000. This increase was attributable to an increase in average balances, resulting from the SBNE acquisition and internal growth, and improvements in net interest margin. Net interest margin was 3.60% and 3.52% for the three-month and six-month periods ended June 30, 2001 compared to 2.70% and 2.65% for the same periods in 2000, an improvement of 90 basis points and 87 basis points, respectively.

         Interest on investment securities and interest earning deposits was $139 million and $266 million for the three-month and six-month periods ended June 30, 2001 compared to $182 million and $359 million for the same periods in 2000. The average balance of investment securities was $7.6 billion with an average tax equivalent yield of 7.14% for the six-month period ended June 30, 2001 compared to an average balance of $10.3 billion with an average yield of 7.07% for the same period in 2000. The decrease in average investment securities is due principally to restructuring of the balance sheet in the second and third quarters of 2000 and the maturity of $1.3 billion of commercial paper investments at escrow break on the final closing of the SBNE acquisition on July 21, 2000. Proceeds were used to reduce wholesale borrowings.

     Interest and fees on loans were $419 million and $872 million for the three-month and six-month periods ended June 30, 2001 compared to $375 million and $670 million for the same periods in 2000. The average balance of loans was $21.9 billion with an average yield of 8.03% for the six-month period ended June 30, 2001 compared to an average balance of $16.5 billion with an average yield of 8.14% for the same period in 2000. Although the SBNE acquisition resulted in a higher proportion of commercial loans, which are typically higher yielding than consumer and residential loans, this favorable increase is more than offset by the impact of falling market rates.

     Interest on deposits was $193 million and $414 million for the three-month and six-month periods ended June 30, 2001 compared to $164 million and $282 million for the same periods in 2000. The average balance of deposits was $23.9 billion with an average cost of 3.50% for the six-month period ended June 30, 2001 compared to an average balance of $14.6 billion with an average cost of 3.88% for the same period in 2000.

              Interest on borrowings was $106 million and $218 million for the three-month and six-month periods ended June 30, 2001 compared to $207 million and $401 million for the same periods in 2000. The average balance of borrowings was $6.9 billion with an average cost of 6.30% for the six-month period ended June 30, 2001 compared to an average balance of $12.5 billion with an average cost of 6.38% for the same period in 2000. The decrease in borrowings was the result of balance sheet restructuring accomplished throughout 2000.

Provision for Loan Losses
-------------------------

         The provision for loan loss expense is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2001 was $23 million and $43 million compared to $10 million and $18 million

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


for the same periods in 2000. The increase over 2000 is primarily due to increased loan volumes resulting from the SBNE acquisition, internal loan growth, seasoning of purchased loan portfolios, and the current economic environment.

         Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as middle market asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on commercial business and consumer lending in future periods, management will regularly evaluate its loan portfolio and record additional loan loss provision as is necessary.

         Sovereign's net charge-offs for the six-month period ended June 30, 2001 were $43.4 million and consisted of charge-offs of $62.6 million and recoveries of $19.2 million. This compared to net charge-offs of $18.1 million consisting of charge-offs of $28.0 million and recoveries of $9.9 million for the six-month period ended June 30, 2000. Sovereign's increased level of net charge-offs was primarily the result of higher overall loan balances, a general seasoning of recent loan portfolio acquisitions and general economic conditions.

         The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                 Six-month Period Ended June 30,
                                                      2001            2000
                                                    --------        --------

Allowance, beginning of period                      $256,356        $132,986

Charge-offs:
  Residential                                          5,841           2,539
  Commercial                                          20,968           6,471
  Consumer                                            35,770          19,008
                                                    --------        --------
      Total Charge-offs                               62,579          28,018
                                                    --------        --------

Recoveries:
  Residential                                          1,859             974
  Commercial                                             985           2,310
  Consumer                                            16,327           6,601
                                                    --------        --------
      Total Recoveries                                19,171           9,885
                                                    --------        --------

Charge-offs, net of recoveries                        43,408          18,133
Provision for possible loan losses                    43,100          18,000
Initial allowance related to
      acquisitions                                        --          67,858
                                                    --------        --------
Allowance, end of period                            $256,048        $200,711
                                                    ========        ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-Interest Income
-------------------

    Other income/(loss) was $124.2 million and $232.3 million for the three-month and six-month periods ended June 30, 2001 compared to $(11.7) million and $9.5 million for the same periods in 2000. Excluding securities transactions, other income for the three-month and six-month periods ended June 30, 2001 was $118.5 million and $219.2 million as compared to $46.5 million and $90.6 million for the same periods in 2000.

      Consumer banking fees were $39.5 million and $78.9 million for the three-month and six-month periods ended June 30, 2001 as compared to $19.4 million and $34.8 million for the same periods in 2000. This increase of $20.1 million and $44.1 million was primarily due to a favorable shift into core deposit products and higher deposit levels both due to the SBNE acquisition. Commercial banking fees were $17.7 million and $36.0 million for the three-month and six-month periods ended June 30, 2001 as compared to $9.7 million and $12.2 million for the same periods in 2000. This increase of $8.0 million and $23.8 million was primarily due to higher loan volumes from internal growth and the SBNE acquisition.

         Mortgage banking revenue was $14.8 million and $36.1 million for the three-month and six-month periods ended June 30, 2001 as compared to $7.4 million and $12.7 million for the same periods in 2000. The first quarter of 2001 includes a gain of $19.3 million related to the sale of $580 million of residential mortgages offset by a charge of $6.8 million to reduce the valuation of mortgage servicing rights.

         Gain/(loss) on investment securities transactions were $5.8 million and $13.1 million for the three-month and six-month periods ended June 30, 2001 compared to $(58.2) million and $(81.1) million for the same periods in 2000. During the first and second quarters of 2000 Sovereign sold certain investment securities and paid-off certain short-term advances as part of its balance sheet repositioning. In the first quarter of 2000, swaps hedging short term advances were terminated when the advances were paid off. Additionally, Sovereign sold FHLB advances. These first quarter of 2000 transactions resulted in $9.5 million of swap termination gains included as miscellaneous income, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

         Miscellaneous income was $33.9 million and $42.6 million for the three-month and six-month periods ended June 30, 2001 compared to $1.8 million and $13.0 million for the same periods in 2000. The three and six months ended June 30, 2001 includes a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania. The impact of the sale is not expected to significantly impact future results.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for the three-month and six-month periods ended June 30, 2001 were $203 million and $395 million, compared to $208 million and $322 million for the same periods in 2000. Excluding merger related and integration charges related to acquisitions of $90.1 million and $102.3 million for the three and six month periods ended June 30, 2000, general and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


administrative expense increased $84.6 million and $175.1 million, respectively over the 2000 levels. This increase was due mainly to the SBNE acquisition which was completed on July 21, 2000. The increased compensation and occupancy expenses reflect more than 3,000 additional staff and 280 community banking offices added from the acquisition. In addition, technology, outside services and other administrative expenses increased to support the necessary additional infrastructure.

Other operating expenses were $119.7 million and $251.0 million for the three-month and six-month periods ended June 30, 2001 compared to $29.7 million and $48.2 million for the same periods in 2000. Results for the three-month and six-month periods ended June 30, 2001 included amortization of goodwill and intangibles of $32.8 million and $68.9 million compared to $20.5 million and $30.1 million for the same periods in 2000. The increase in goodwill amortization is a result of the additional intangibles recorded for the SBNE acquisition. The $5.3 million increase in Trust Preferred Securities and other minority interest expense is attributable to the August 2000 issuance of preferred shares of Sovereign Real Estate Investment Trust to institutional investors. The three-month and six-month periods ended June 30, 2001, include $72.2 million and $144.4 million of non-compete expense related to the non-solicitation provisions of the SBNE purchase and assumption agreement. Also during the three-month period ended March 31, 2001, Sovereign recorded an $8.5 million charge ($5.6 million net of tax) as the last portion of restructuring charges related to its company-wide restructuring announced in November of 2000. The restructuring, completed over the first quarter of 2001 and last quarter of 2000, resulted in elimination of over 600 positions, closure of 14 in-store offices and redirection of e-commerce efforts to consolidate efforts within our geographic footprint.

         Adoption of Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002 is expected to reduce amortization expense by $30 million (net of tax) ($.11 per share) for all of 2002. Impact of required impairment tests has not yet been determined.

Income Tax Provision
--------------------

              The income tax provision (benefit) was $7.0 million and $7.9 million for the three-month and six-month periods ended June 30, 2001 compared to $(24.0) million and $(10.8) million for the same periods in 2000. The effective tax rate for the three-month and six-month periods ended June 30, 2001 was 18.8% and 16.1%, compared to 33.0% and 33.1% for the same periods in 2000. The current year tax rate differs from the statutory rate of 35% due to the high proportion of non-taxable income including bank owned life insurance income and tax-free investment securities, combined with 35% tax benefit recorded on the extraordinary loss related to the extinguishment of debt compared to the Company's pre-tax income.

Extraordinary Items
-------------------

         In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pre-tax)

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

         As previously discussed, during the first quarter of 2000 Sovereign sold FHLB advances which resulted in a pre-tax gain of $16.0 million ($10.8 million after-tax) and is treated as an early extinguishment of debt under generally accepted accounting principles.

FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

         At June 30, 2001, commercial loans totaled $8.0 billion representing 38% of Sovereign's loan portfolio, compared to $7.8 billion and 36% of the loan portfolio at December 31, 2000 and $6.8 billion and 32% of the loan portfolio at June 30, 2000.

         The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $7.0 billion at June 30, 2001, representing 34% of Sovereign's loan portfolio, compared to $6.1 billion and 28% of the loan portfolio at December 31, 2000 and $6.2 billion and 29% of the loan portfolio at June 30, 2000.

         Residential mortgage loans decreased $2.2 billion during the quarter to $5.8 billion and now represent 28% of Sovereign's loan portfolio as compared to $8.0 billion and 36% at December 31, 2000. The decrease is primarily due to securitizations of loans into mortgage-backed securities and sales. At June 30, 2000 residential mortgage loans totaled $8.4 billion representing 39% of the loan portfolio.

Non-Performing Assets
---------------------

         At June 30, 2001 Sovereign's non-performing assets were $182.2 million compared to $187.4 million at December 31, 2000. This decrease is comprised of an $8.8 million decrease in non-performing loans partially offset by a $3.6 million increase in other real estate owned and repossessed assets. The decrease in non-performing loans is due mainly to a decrease of $12.7 million in consumer loans relating to a reduction in non-accrual loans and from applying a non-accrual policy of 120 days consistently to all consumer loan products. Commercial non-accrual loans decreased slightly, $0.6 million, and residential non-accrual loans increased $4.5 million. Non-performing assets as a percentage of total assets was .53% at June 30, 2001, down from .56% at December 31, 2000. At June 30, 2001 60% of non-performing assets consisted of loans related to real estate, consumer loans or OREO which are primarily secured by collateral. Sovereign places commercial loans on non-performing status at 90 days (unless return to current status is expected imminently). Consumer, residential and government guaranteed loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or fully reserved.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        --------     -----------
Non-accrual loans:
      Residential                                       $ 64,863       $ 60,322
      Commercial                                          78,576         76,888
      Consumer                                            25,493         38,239
                                                        --------       --------
Total non-accrual loans                                  168,932        175,449
                                                        --------       --------
Restructured loans                                         1,483          3,755
                                                        --------       --------
Total non-performing loans                               170,415        179,204
Other real estate owned                                    5,391          4,425
Other repossessed assets                                   6,366          3,758
                                                        --------       --------
Total non-performing assets                             $182,172       $187,387
                                                        ========       ========

Past due 90 days or more as to interest
or principal and accruing interest (1)                  $ 49,866       $ 16,733

Non-performing assets as a percentage
of total assets                                              .53%           .56%

Non-performing loans as a percentage
of total loans                                               .82%           .82%

Non-performing assets as a percentage of
total loans and real estate owned                            .88%           .85%

Allowance for loan losses as a percentage
of total non-performing assets                            140.56%         136.8%

Allowance for loan losses as a percentage
of total non-performing loans                             150.22%         143.1%

(1) Includes consumer and residential loans past due between 90 and 120 days.


         Potential problem loans (consisting principally of commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $81 million and $97 million at June 30, 2001 and December 31, 2000, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses
-------------------------

         The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                                 (dollars in thousands)
                                                    June 30, 2001                      December 31, 2000
                                            ---------------------------            ---------------------------
                                                             % of Loans                             % of Loans
                                                                 to                                     to
                                             Amount          Total Loans            Amount          Total Loans
                                            --------         -----------           --------         -----------
Allocated allowance:
Commercial loans                            $139,636                 38%           $149,828                 36%
Residential real estate
  mortgage loans                              22,251                 28              34,629                 36
Consumer loans                                59,773                 34              48,053                 28
                                                                                                      --------
Unallocated allowance                         34,388                n/a              23,846                n/a
                                            --------           --------            --------           --------
Total allowance for loan losses             $256,048                100%           $256,356                100%
                                            ========           ========            ========           ========

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

         Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $34.6 million at December 31, 2000 to $22.3 million at June 30, 2001. This change was due primarily to a decrease in the residential portfolio balances.

         Consumer Portfolio. The allowance for the consumer loan portfolio increased from $48.1 million at December 31, 2000, to $59.8 million at June 30, 2001. This change is primarily attributable to increases in consumer portfolio balance.

         Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has decreased from $149.8 million at December 31, 2000 to $139.6 million at June 30, 2001. This change reflects a reduction in classified loans while the commercial loan portfolio remained essentially unchanged.

         Unallocated Allowance. The unallocated allowance for loan losses increased to $34.4 million at June 30, 2001 from $23.8 million at December 31, 2000. Management continuously evaluates current economic conditions, loan portfolio trends, and recently acquired portfolios. The increase in the unallocated

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

allowance is a result of increased uncertainty with respect to current economic conditions, along with a shift in the Company's loan composition, which may bring higher inherent risk.

Investment Securities
---------------------

         Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at June 30, 2001 was 3.4 years.

         At June 30, 2001, total investment securities available-for-sale were $8.1 billion compared to $5.3 billion at December 31, 2000 and investment securities held-to-maturity were $1.0 billion compared to $2.0 billion at December 31, 2000. The reduction in held-to-maturity investment balances is due principally to the redesignation of $800 million of investments from held-to-maturity to available-for-sale upon adoption of SFAS 133 on January 1, 2001. Additionally, investments available-for-sale have increased from December 31, 2000 due to conversions of residential mortgages into mortgage-backed securities and purchases of mortgage-backed securities. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets
------------------------------------

         Total goodwill and other intangible assets decreased $46.7 million to $1.4 billion at June 30, 2001. Adjustments to the SBNE purchase allocation increased goodwill and other intangibles by $22.2 million offset by year-to-date amortization of $68.9 million.

Deposits
--------

         Deposits are attracted from within Sovereign's primary market area through the offering of various deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

         Total deposits at June 30, 2001 were $23.3 billion compared to $24.5 billion at December 31, 2000. The decrease in deposits is primarily due to reduction in time deposit balances as wholesale borrowing rates are currently more attractive than aggressive pricing of jumbo and retail CDs.

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

         Total short-term borrowings at June 30, 2001 were $2.9 billion compared to $1.3 billion at December 31, 2000. This increase is principally attributable to Sovereign's decision to avoid high cost time deposits when wholesale borrowings are attractively priced. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-term Borrowings
--------------------

         Long-term borrowings increased to $5.4 billion at June 30, 2001 from $4.9 billion at December 31, 2000. This increase was in FHLB advances and repurchase agreements with attractive current pricing.

         Sovereign issued $175 million of senior debt, at an 8.625% coupon, on February 20, 2001. A portion of the proceeds, along with a portion of an $150 equity offering completed earlier in February, were used to retire a $240 million senior note which matured during the first quarter.

         Sovereign also completed a $400 million revolving and term credit facility with Bank of Scotland on March 1, 2001. Proceeds of the issue were used to prepay an existing $350 million senior secured credit facility. The new line provides Sovereign a 1% interest rate savings, or $3.5 million per year, has no prepayment penalties and offers greater financial flexibility as compared to the previous line of credit. At June 30, 2001, this credit facility had an annual interest cost of 6.85%.

Bank Regulatory Capital
-----------------------

         Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

         The Office of Thrift Supervision issued an order, as amended, applicable to the approval of the SBNE acquisition (the "OTS Order") that requires Sovereign Bank to be "Well Capitalized" and also to meet certain additional requirements and other conditions. Various agreements with our lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Sovereign Bank, at June 30, 2001, met all capital adequacy requirements to which they are subject in order to be "Well Capitalized". Management expects that Sovereign Bank will continue to be classified as well-capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires the Corporation to maintain certain Tier 1 capital levels. The Corporation is presently in compliance with this requirement and expect to remain as such.

         The following table presents the capital ratios of Sovereign Bank and the current regulatory requirements at June 30, 2001:

                                                            Sovereign Bank
                                             ------------------------------------------
                                                                              Well
                                              June 30,        Minimum      Capitalized
                                                2001        Requirement    Requirement
                                             ----------     -----------    -----------
Stockholders' equity to total assets            10.25%          None           None
Tangible capital to tangible assets              6.99           2.00%          None
Tier 1 capital to tangible assets                7.01           3.00           5.00%
Tier 1 capital to risk adjusted assets           9.51           4.00           6.00
Total risk-based capital to risk
    adjusted assets                             10.57           8.00          10.00

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

         Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2001, Sovereign had $6.0 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

Pending Acquisition of Main Street Bancorp
------------------------------------------

         On Tuesday, July 17, Sovereign announced the signing of a definitive agreement to acquire Main Street Bancorp, Inc. ("Main Street") for approximately $170 million in stock and cash. Main Street is a $1.5 billion bank holding company headquartered in Reading, Pennsylvania with 42 community banking offices serving southeastern Pennsylvania.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         The transaction, which is expected to close in the first quarter of 2002, adds $1.3 billion of customer deposits, $850 million of loans, and enhances Sovereign's small business and middle market lending capabilities in the region.

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

         Sovereign manages the impact to net interest income in a +/- 100 basis point instantaneous parallel rate shock environment to be generally within a 5% variance. At June 30, 2001, Sovereign estimates that if interest rates decline by 100 basis points, net interest income, over the next twelve months, would decrease by $50.5 million or 4.58%; conversely, if interest rates increase by 100 basis points, net interest income would increase by $38.5 million, or 3.49%. At December 31, 2000, if interest rates increased by 100 basis points, net interest income would have decreased by $10.5 million, or 1.0% and if interest rates had decreased by 100 basis points, net interest income would have decreased by $9.8 million, or .9%. The increase in sensitivity is due to the decrease in rates and the steepening of the yield curve during the first half of 2001.

     Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a positive 5.95% at June 30, 2001.

         Pursuant to its interest rate risk management strategy, Sovereign enters into off-balance sheet transactions including interest rate swaps, caps and floors. Sovereign's objective in managing its interest rate risk is to provide stable levels of net interest income across various interest rate scenarios. For additional information on interest rate exchange agreements, see
Note 8 in the Notes to Consolidated Financial Statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Interest rate swaps are used to convert fixed rate assets and liabilities to variable rate assets and liabilities. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

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


         (b)      Reports on Form 8-K

                           On July 3, 2001, the Company filed a Current Report
                  on Form 8-K/A dated July 2, 2001, reporting information under Items 5 and 7.

                           On July 17, 2001, the Company filed a Current Report
                  on Form 8-K dated July 17, 2001, reporting information under Items 5 and 7.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                SOVEREIGN BANCORP, INC.
                                       -----------------------------------------
                                                  (Registrant)





Date      August 13, 2001              /s/Jay S. Sidhu
     ---------------------------       -----------------------------------------
                                                    Jay S. Sidhu
                                        President and Chief Executive Officer
                                                (Authorized Officer)




Date      August 13, 2001              /s/George S. Rapp
     ---------------------------       -----------------------------------------
                                                    George S. Rapp
                                              Chief Accounting Officer