Form 10-Q
period 2001-09-30
SOVEREIGN BANCORP INC
filed 2001-11-14
CIK 811830

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended September 30, 2001

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                     to
                                       -------------------    ------------------

                        Commission File Number: 34-16533
                                                ---------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at November 9, 2001
-------------------------------              --------------------------------
  Common Stock (no par value)                       247,059,636 shares

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

     "Operating earnings", "cash earnings" and "efficiency ratio", as defined, and the related ratios using these measures are not a substitute for other financial measures determined in accordance with generally accepted accounting principles ("GAAP"). Because all companies do not calculate these non-GAAP measures in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

                                      INDEX


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Consolidated Balance Sheets at September 30, 2001
         and December 31, 2000                                            5


         Consolidated Statements of Operations for the three-
         month and nine-month periods ended September 30, 2001
         and 2000                                                       6 - 7


         Consolidated Statement of Stockholders' Equity for
         the nine-month period ended September 30, 2001                   8


         Consolidated Statements of Cash Flows for the nine-month
         periods ended September 30, 2001 and 2000                        9


         Notes to Consolidated Financial Statements                    10 - 18


     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition           19 - 34


PART II.   OTHER INFORMATION


     Item 6.   Reports on Form 8-K                                       35


SIGNATURES                                                               36

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,         December 31,
                                                                2001                  2000
                                                            ------------          ------------
                                                           (Unaudited)
                                                                      (in thousands, except
                                                                        per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                 $    732,076          $    945,196
  Interest-earning deposits                                       33,226                14,447
  Investment securities:
    Available-for-sale                                         9,340,530             5,315,584
    Held-to-maturity
    (fair value of $961,789 and $1,971,896
    at September 30, 2001 and December 31, 2000,
    respectively)                                                949,651             1,978,268
  Loans (including loans held for sale
    at approximate fair value of
    $196,735 and $59,993 at September 30, 2001
    and December 31, 2000, respectively)                      20,445,556            21,912,245
  Allowance for loan losses                                     (257,109)             (256,356)
  Premises and equipment                                         251,823               290,134
  Other real estate owned
    and other repossessed assets                                  11,894                 8,183
  Accrued interest receivable                                    215,199               230,514
  Goodwill and other intangible assets
    ($916,592 and $968,631 at September 30, 2001
    and December 31, 2000 net of tax, respectively)            1,376,035             1,455,331
  Bank owned life insurance                                      700,027               668,654
  Other assets                                                 1,194,468               895,597
                                                            ------------          ------------

      TOTAL ASSETS                                          $ 34,993,376          $ 33,457,797
                                                            ============          ============

LIABILITIES
  Deposits and other customer accounts                      $ 23,260,136          $ 24,498,917
  Short-term borrowings                                        3,141,215             1,331,692
  Long-term borrowings:
    FHLB advances and repurchase agreements                    4,260,933             3,544,984
    Senior secured credit facility                               350,000               350,000
    Senior notes and subordinated debentures                     956,586             1,013,632
  Advance payments by borrowers
    for taxes and insurance                                       17,161                24,009
  Other liabilities                                              389,790               287,464
                                                            ------------          ------------

      TOTAL LIABILITIES                                       32,375,821            31,050,698
                                                            ------------          ------------

Mandatorily redeemable capital securities
    ("Trust Preferred Securities") and other
    minority interest of subsidiaries                            466,323               458,215
                                                            ------------          ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 252,216,461 shares issued at
    September 30, 2001 and 231,465,030 shares
    issued at December 31, 2000                                1,413,335             1,259,374
  Warrants                                                        91,500                91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    4,547,708 shares at September 30, 2001
    and 4,565,924 shares at December 31, 2000                    (33,009)              (33,230)
  Treasury stock at cost; 112,833 shares at
    September 30, 2001 and 397,756 shares at
    December 31, 2000                                               (558)               (3,789)
  Restricted stock at cost; 559,791 shares
    at September 30, 2001 and 0 shares at
    December 31, 2000                                             (6,272)                   --
  Accumulated other comprehensive loss                           (12,181)              (38,521)
  Retained earnings                                              698,417               673,550
                                                            ------------          ------------

      TOTAL STOCKHOLDERS' EQUITY                               2,151,232             1,948,884
                                                            ------------          ------------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                            $ 34,993,376          $ 33,457,797
                                                            ============          ============

          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three-Month Period                      Nine-month Period
                                                               Ended September 30,                     Ended September 30,
                                                        -------------------------------          -------------------------------
                                                           2001                 2000               2001                 2000
                                                        -----------         -----------          -----------         -----------
                                                                                 (in thousands, except
                                                                                    per share data)
INTEREST INCOME:
  Interest-earning deposits                             $       796         $     8,478          $     1,650         $    18,676
  Investment securities:
    Available-for-sale                                      157,893             117,989              385,092             391,596
    Held-to-maturity                                         16,272              24,235               53,721              99,761
  Interest and fees on loans                                388,380             484,052            1,260,331           1,154,195
                                                        -----------         -----------          -----------         -----------
      TOTAL INTEREST INCOME                                 563,341             634,754            1,700,794           1,664,228
                                                        -----------         -----------          -----------         -----------
INTEREST EXPENSE:
  Interest on deposits
    and other customer accounts                             165,530             217,831              579,625             499,975
  Interest on short-term and
    long-term borrowings                                    126,991             162,514              344,546             563,778
                                                        -----------         -----------          -----------         -----------
      TOTAL INTEREST EXPENSE                                292,521             380,345              924,171           1,063,753
                                                        -----------         -----------          -----------         -----------
NET INTEREST INCOME                                         270,820             254,409              776,623             600,475
Provision for loan losses                                    22,000              10,000               65,100              28,000
                                                        -----------         -----------          -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                               248,820             244,409              711,523             572,475
                                                        -----------         -----------          -----------         -----------
NON-INTEREST INCOME:
  Consumer banking fees                                      37,619              29,913              116,531              64,709
  Commercial banking fees                                    21,575              11,129               57,602              23,338
  Mortgage banking revenues                                  20,307               4,362               56,378              17,031
  Capital markets revenue                                     2,330               1,377                8,226               5,522
  Bank owned life insurance                                  10,296               9,679               29,963              24,414
  Miscellaneous income                                        5,612               3,154               48,233               5,777
                                                        -----------         -----------          -----------         -----------
      TOTAL FEES AND OTHER INCOME                            97,739              59,614              316,933             140,791

 Gain/(loss) on investment securities and
    related derivatives transactions                          4,412             (45,052)              17,508            (116,693)
                                                        -----------         -----------          -----------         -----------
      TOTAL NON-INTEREST INCOME                             102,151              14,562              334,441              24,098
                                                        -----------         -----------          -----------         -----------
GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and benefits                                  78,069              81,711              236,786             196,935
  Occupancy and equipment expenses                           53,001              49,785              164,085             101,601
  Technology expense                                         17,780              10,146               52,568              31,035
  Outside services                                           12,394              44,174               40,947             100,487
  Other administrative expenses                              33,401              37,893               95,065             115,624
                                                        -----------         -----------          -----------         -----------
      TOTAL GENERAL AND ADMINISTRATIVE EXPENSES             194,645             223,709              589,451             545,682
                                                        -----------         -----------          -----------         -----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                               Three-Month Period                      Nine-month Period
                                                               Ended September 30,                     Ended September 30,
                                                        -------------------------------          -------------------------------
                                                           2001                 2000               2001                 2000
                                                        -----------         -----------          -----------         -----------
                                                                                 (in thousands, except
                                                                                    per share data)
OTHER EXPENSES:
  Amortization of intangibles,
    including goodwill                                    $  32,556           $  32,630            $ 101,420           $  62,775
  Trust Preferred Securities and
    other minority interest expense                          14,676              11,458               43,750              29,706
  Real estate owned loss/(gain), net                           (186)                 94                  (63)               (127)
  Non-solicitation expense                                   98,809              47,854              243,241              47,854
  Restructuring expense                                          --                  --                8,500                  --
                                                          ---------           ---------            ---------           ---------

      TOTAL OTHER EXPENSES                                  145,855              92,036              396,848             140,208
                                                          ---------           ---------            ---------           ---------
INCOME/(LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                     10,471             (56,774)              59,665             (89,317)

Income tax provision/(benefit)                                1,855             (40,859)               9,755             (51,625)
                                                          ---------           ---------            ---------           ---------
Income/(loss) before extraordinary item                       8,616             (15,915)              49,910             (37,692)
Extraordinary item (net of tax of
  $3,526 - 2001 and $5,225 - 2000)                               --                  --               (6,549)             10,775
                                                          ---------           ---------            ---------           ---------
NET INCOME/(LOSS)                                         $   8,616           $ (15,915)           $  43,361           $ (26,917)
                                                          =========           =========            =========           =========
EARNINGS/(LOSS) PER SHARE:

Basic
Income/(loss) before extraordinary item                   $     .03           $    (.07)           $     .20           $    (.17)
Extraordinary item                                               --                  --                 (.03)                .05
                                                          ---------           ---------            ---------           ---------

NET INCOME/(LOSS)                                         $     .03           $    (.07)           $     .17           $    (.12)
                                                          =========           =========            =========           =========
Diluted
Income/(loss) before extraordinary item                   $     .03           $    (.07)           $     .20           $    (.17)
Extraordinary item                                               --                  --                 (.03)                .05
                                                          ---------           ---------            ---------           ---------

NET INCOME/(LOSS)                                         $     .03           $    (.07)           $     .17           $    (.12)
                                                          =========           =========            =========           =========

DIVIDENDS DECLARED PER COMMON SHARE                       $    .025           $    .025            $    .075           $    .075


          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                                           Accumulated
                                                                                                              Other
                                                                                               Unallocated   Compre-     Total
                                  Common                                                       Common Stock  hensive    Stock-
                                  Shares    Common              Retained  Treasury  Restricted  Held by      Income/    Holders'
                                Outstanding  Stock     Warrants Earnings    Stock     Stock       ESOP       (Loss)     Equity
                                ----------  ------     -------- --------   -------   -------   ---------     ------     ------
Balance, December 31, 2000        226,501  $1,259,374  $91,500  $673,550  $(3,789)  $    --    $ (33,230)  $(38,521)  $1,948,884
Comprehensive income:
Net income                             --          --       --    43,361       --        --           --         --       43,361
Effect of change in
  accounting Principle                 --          --       --        --       --        --           --     (9,951)      (9,951)
Change in unrecognized gain/
  (loss) net of tax on
  investments available-for-
  sale and derivative
  financial instruments                --          --       --        --       --        --           --     36,291       36,291
                                                                                                                      ----------
Total comprehensive income             --          --       --        --       --        --           --         --       69,701

Issuance of common stock           20,000     149,000       --        --       --        --           --         --      149,000
Exercise of stock options             429       2,071       --        --       --        --           --         --        2,071
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                 323       2,934       --        --       --        --           --         --        2,934
Dividends paid on common stock         --          --       --   (18,494)      --        --           --         --      (18,494)
Treasury stock purchases              (53)         --       --        --     (578)       --           --         --         (578)
Treasury stock sold                   338           6       --        --      621        --           --         --          627
Purchase and transfer of shares
  for restricted stock plan          (560)         --       --        --    3,188    (6,272)          --         --       (3,084)
Allocation of shares under
  Employee Stock Ownership
  Plan                                 18         (50)      --        --       --        --          221         --          171
                                 --------  ----------  -------  --------  -------   -------    ---------   --------   ----------

    Balance, September 30, 2001   246,996  $1,413,335  $91,500  $698,417  $  (558)  $(6,272)   $ (33,009)  $(12,181)  $2,151,232
                                 ========  ==========  =======  ========  =======   =======    =========   ========   ==========


          See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine-month Period
                                                                    Ended September 30,
                                                             --------------------------------
                                                                2001                 2000
                                                             -----------          -----------
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    43,361          $   (26,917)
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Provision for loan losses                                   65,100               28,000
      Deferred taxes                                             (15,436)              12,084
      Depreciation and amortization                              116,722               79,578
      Net amortization/(accretion) of investment
        securities and loan discounts                             14,135              (37,245)
      (Gain)/loss on sale of loans, investment
      securities and real estate owned                           (32,509)             125,957
      (Gain)on sale of fixed assets                               (1,032)                 (55)
      (Gain)on sale of FHLB advances                                  --              (16,000)
      Loss on the retirement of Bancorp debt                      10,075                   --
  Net change in:
      Accrued interest receivable                                 15,315              (18,108)
      Prepaid expenses and other assets                         (419,881)            (847,827)
      Other liabilities                                          102,326              128,808
                                                             -----------          -----------
  Net cash(used) by operating activities                        (101,824)            (571,725)
                                                             -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
      Available-for-sale                                       5,077,130            7,115,299
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                       1,154,374              680,516
      Held-to-maturity                                           223,276            4,145,542
  Purchases of investment securities:
      Available-for-sale                                      (8,646,108)          (5,092,830)
      Held-to-maturity                                            (1,224)          (2,702,207)
  Proceeds from sales of loans                                 2,972,234              442,479
  Purchase of loans                                           (1,930,918)          (1,216,376)
  Net change in loans other than purchases and sales            (314,849)             447,383
  Proceeds from sales of premises and equipment                   24,785               47,919
  Purchases of premises and equipment                            (10,664)            (163,859)
  Proceeds from sale of real estate owned                          5,271                2,906
  Net cash (paid)received due to acquisitions net
      of cash acquired                                                --            1,916,345
                                                             -----------          -----------
  Net cash provided(used) by investing activities             (1,446,693)           5,623,117
                                                             -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits
      and other customer accounts                             (1,238,781)             181,939
  Net increase/(decrease) in short-term borrowings             1,809,427           (4,315,211)
  Net increase in long-term borrowings                           722,952                   --
  Proceeds from long-term borrowings                             525,000            1,013,068
  Repayments of long-term borrowings                            (590,000)            (569,982)
  Sale of FHLB advances                                               --             (911,037)
  Net increase in advance payments by
    borrowers for taxes and insurance                             (6,848)              (5,687)
  Cash dividends paid to stockholders                            (18,494)             (16,640)
  Proceeds from issuance of common stock                         153,961                4,100
  Net change in treasury and restricted stock                     (3,041)                (100)
  Proceeds from the issuance of preferred stock
    by subsidiary                                                     --              137,672
                                                             -----------          -----------
  Net cash provided(used) by financing activities              1,354,176           (4,481,878)
                                                             -----------          -----------

  Net change in cash and cash equivalents                       (194,341)             569,514
  Cash and cash equivalents at beginning of period               959,643              393,234
                                                             -----------          -----------
  Cash and cash equivalents at end of period                 $   765,302          $   962,748
                                                             ===========          ===========

Supplemental Disclosures:
Income tax payments totaled $10 million for the nine-month period ended September 30, 2001 and $6.1 million for the same period in 2000. Interest payments totaled $632 million for the nine-month period ended September 30, 2001 and $1.1 billion for the same period in 2000. Noncash activity consisted of securitization of mortgage loans into mortgage-backed investment securities of $587 million for the nine-month period ended September 30, 2001 and $623 million for the same period in 2000, and acquisitions which included $9.1 billion of loans and assumption of $12.3 billion of deposits for the nine-month period ended September 30, 2000.

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

         The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year. The consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2000.

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

     Restricted stock was granted to employees during the quarter ended June 30, 2001. These shares are reported as a reduction of stockholders' equity and are excluded from outstanding share calculations until annual vesting requirements are met. The shares are allocated to employees and vest ratably over a three year period from the grant date. The Company purchased shares and utilized existing treasury shares to fund the shares required by the grants.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(2)      EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing income before and after extraordinary item by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and warrants is calculated using the treasury stock method.

         The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                                   Three-Month Period                    Nine-month Period
                                                   Ended September 30,                  Ended September 30,
                                              ---------------------------          ----------------------------
                                                2001              2000                2001               2000
                                              --------         ----------          ---------          ---------
CALCULATION OF INCOME/(LOSS) FOR EPS:
-------------------------------------
Income/(loss) before extraordinary
  item for basic EPS                          $  8,616         $  (15,915)         $  49,910          $ (37,692)
Extraordinary item, after tax                       --                 --             (6,549)            10,775
                                              --------         ----------          ---------          ---------
Net income/(loss) for basic EPS               $  8,616         $  (15,915)         $  43,361          $ (26,917)
                                              ========         ==========          =========          =========

WEIGHTED AVERAGE SHARES FOR EPS:
--------------------------------
Weighted average basic shares                  246,922            225,987            243,792            225,795
Dilutive effect of average stock
  options and warrants                          16,501                 --             11,057                 --
                                              --------         ----------          ---------          ---------
Weighted average diluted shares                263,423            225,987            254,849            225,795
                                              ========         ==========          =========          =========


EARNINGS PER SHARE:
-------------------
Basic
  Income/(loss) before
        extraordinary item                    $    .03         $     (.07)         $     .20          $    (.17)
  Extraordinary item                                --                 --               (.03)               .05
                                              --------         ----------          ---------          ---------
  Net income/(loss)                           $    .03         $     (.07)         $     .17          $    (.12)
                                              ========         ==========          =========          =========
Diluted
  Income/(loss) before
        extraordinary item                    $    .03         $     (.07)         $     .20          $    (.17)
  Extraordinary item                                --                 --               (.03)               .05
                                              --------         ----------          ---------          ---------
  Net income/(loss)                           $    .03         $     (.07)         $     .17          $    (.12)
                                              ========         ==========          =========          =========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(3)      INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                             September 30, 2001
                                     ------------------------------------------------------------------
                                      Amortized          Unrealized         Unrealized          Fair
                                        Cost            Appreciation       Depreciation         Value
                                     ----------         -------------      ------------       ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                $   19,775         $      112         $       76         $   19,811
  Corporate securities/
    trust preferred                     328,359              4,435             22,881            309,913
  Asset backed securities                44,642                 --                 --             44,642
  Equities                                   --                 --                 --                 --
  FHLB stock                            341,397                 --                 --            341,397
  Agency preferred stock                481,163              1,086                170            482,079
  Municipal securities                   39,707              1,750                 58             41,399

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency          5,783,693            118,081              1,424          5,900,350
    Non-agency                        1,578,271             40,225             14,829          1,603,667
  Collateralized mortgage
      obligations                       603,482              4,997             11,207            597,272
                                     ----------         ----------         ----------         ----------
Total investment securities
  available-for-sale                 $9,220,489         $  170,686         $   50,645         $9,340,530
                                     ==========         ==========         ==========         ==========

                                                              December 31, 2000
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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(4)      INVESTMENT SECURITIES HELD-TO-MATURITY

         The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                 September 30, 2001
                                      ------------------------------------------------------------------
                                      Amortized          Unrealized          Unrealized          Fair
                                        Cost            Appreciation        Depreciation         Value
                                     ----------         ------------        ------------      ----------
Investment Securities:
  U.S. Treasury and gov't
    agency securities                $    1,905         $       55         $       --         $    1,960
Corporate securities/
        trust preferred                      --                 --                 --                 --
  Municipal securities                    4,130                 34                  3              4,161

Mortgage-backed securities:
  Passthroughs:
    U.S. government & agency            937,973             17,723              5,644            950,052
    Non-agency                            5,643                 48                 75              5,616
                                     ----------         ----------         ----------         ----------
Total investment securities
  held-to-maturity                   $  949,651         $   17,860         $    5,722         $  961,789
                                     ==========         ==========         ==========         ==========

                                                                December 31, 2000
                                     -------------------------------------------------------------------
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

                                                         September 30, 2001                  December 31, 2000
                                                   ----------------------------       ---------------------------

                                                      Amount           Percent           Amount           Percent
                                                   -----------         --------       -----------         --------
Commercial real estate loans                       $ 2,966,027           14.5%        $ 2,793,616           12.7%
Commercial and industrial loans                      4,476,476           21.9           4,397,009           20.1
Other                                                  544,295            2.7             640,782            3.0
                                                   -----------         ------         -----------         ------

     Total Commercial Loans                          7,986,798           39.1           7,831,407           35.8
                                                   -----------         ------         -----------         ------

Home equity loans                                    3,709,584           18.1           3,256,598           14.9
Auto loans                                           2,897,972           14.2           2,309,025           10.5
Other                                                  511,989            2.5             536,358            2.4
                                                   -----------         ------         -----------         ------

     Total Consumer Loans                            7,119,545           34.8           6,101,981           27.8
                                                   -----------         ------         -----------         ------

     Total Residential
       Real Estate Loans                             5,339,213           26.1           7,978,857           36.4
                                                   -----------         ------         -----------         ------

       Total Loans (1)                             $20,445,556          100.0%        $21,912,245          100.0%
                                                   ===========         ======         ===========         ======


Total Loans with:
  Fixed rate                                       $12,950,006           63.3%        $14,165,535           64.6%
  Variable rate                                      7,495,550           36.7           7,746,710           35.4
                                                   -----------         ------         -----------         ------
       Total Loans (1)                             $20,445,556          100.0%        $21,912,245          100.0%
                                                   ===========         ======         ===========         ======

(1) Loan totals include deferred loan fees and unamortized premiums and discounts. These fees, premiums and discounts resulted in a net increase in loans of $21 million at September 30, 2001 and a net decrease of $32 million at December 31, 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(6)      DEPOSIT PORTFOLIO COMPOSITION

         The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                     September 30, 2001                                     December 31, 2000
                                 ---------------------------                       -------------------------------------
                                                                  Weighted                                      Weighted
                                                                  Average                                        Average
  Account Type                     Amount            Percent       Rate               Amount       Percent         Rate
  ------------                   -----------         -------     --------          -----------     -------       -------
  Demand deposit accounts        $ 3,313,518           14%           --%           $ 3,475,994        14%            --%
  NOW accounts                     4,290,831           18          1.22              4,247,194        17           2.67
  Savings accounts                 2,946,103           13          1.82              2,952,960        12           2.38
  Money market accounts            4,955,557           21          2.43              4,553,020        19           4.44
  Retail certificates              7,429,489           33          4.88              8,371,936        34           5.91
  Jumbo certificates                 324,638            1          3.88                897,813         4           6.55
                                 -----------         ----         -----            -----------      ----         ------

  Total Deposits                 $23,260,136          100%         2.59%           $24,498,917       100%          3.83%
                                 ===========         ====         =====            ===========      ====         ======


(7)      SHORT-TERM BORROWINGS

         The following table presents information regarding borrowings at the dates indicated: (dollars in thousands)

                                                 September 30, 2001                    December 31, 2000
                                            ----------------------------        -----------------------------
                                                               Weighted                             Weighted
                                                               Average                              Average
                                              Balance           Rate             Balance             Rate
                                            ----------         --------         ----------          --------
Federal funds purchased                     $  795,000          2.75%           $  130,000           5.23%
Securities sold under
  repurchase agreements                          -                 -               230,900           6.58
FHLB advances                                2,346,215          3.64               970,792           6.62
                                             ---------          ----            ----------           ----
Total Borrowings                            $3,141,215          3.41%           $1,331,692           6.48%
                                            ==========         =====            ==========           ====


(8)      LONG-TERM BORROWINGS

         Long-term borrowings (original maturities greater than one year) consisted of the following: (dollars in thousands)

                                                September 30, 2001      December 31, 2000
                                                ------------------      -----------------
Securities sold under
   repurchase agreements                           $  155,000             $       --
FHLB advances                                       4,105,933              3,544,984
Senior secured credit facility                        350,000                350,000
Senior and subordinated notes                         956,586              1,013,632
                                                   ----------             ----------
                                                   $5,567,519             $4,908,616
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

                                                        Three-Month Period                 Nine-month Period
                                                        Ended September 30,               Ended September 30,
                                                        -------------------              ---------------------
                                               2001               2000              2001               2000
                                            ---------          ---------          ---------          ---------
Net income/(loss)                           $   8,616          $ (15,915)         $  43,361          $ (26,917)
Effect of change in accounting
  principle                                        --                 --             (9,951)                --
Net unrealized (losses)/gains:
  available-for-sale securities               138,809             42,165            137,160             38,233
  derivatives                                 (92,318)                --            (89,465)                --
Less: Reclassification adjustment:
  available-for-sale securities                12,409            (29,288)            20,954            (81,999)
   derivatives                                 (9,550)                --             (9,550)                --
                                            ---------          ---------          ---------          ---------
Net unrealized (losses)/gains
  recognized in other comprehensive
  income                                       43,632             71,453             26,340            120,232
                                            ---------          ---------          ---------          ---------
Comprehensive income/(loss)                 $  52,248          $  55,538          $  69,701          $  93,315
                                            =========          =========          =========          =========


         Accumulated other comprehensive loss, net of related tax, consisted of net unrealized gains on securities of $77.7 million and net unrealized losses on derivatives of $89.9 million at September 30, 2001 and net unrealized losses on securities of $38.5 million at December 31, 2000.


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

         At September 30, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as fair value hedges was $8.5 million. Fair value hedges are utilized to convert fixed rate long-term debt and brokered deposits to variable rate. In certain instances, the interest rate swaps utilized have embedded written call options that mirror embedded purchased call options in the underlying liability being hedged. At September 30, 2001, the fair value of the Corporation's interest rate swap agreements that were designated as cash flow hedges was $135.5 million which was a change of $125.2 million since January 1, 2001. Cash flow hedges are utilized to convert certain variable rate FHLB advances to fixed rate. The difference attributable to ineffectiveness for both the fair value hedges and the cash flow hedges for the nine-month period ended September 30, 2001 was immaterial. During the third quarter, 2001, the Company terminated $400 million of notional value cash flow interest rate swaps due to the repayment of the underlying variable rate debt. Consequently, $14.7 million was reclassified from other comprehensive loss to net income.

         Sovereign's Capital Markets Group provides risk management services for its customers. Sovereign purchases and sells certain derivatives including interest rate swaps, caps and floors. Customer related derivative financial instrument transactions are marked to market and any gains or losses are recorded in the income statement. Sovereign also holds derivatives in connection with its securities trading activities and, at times, takes minimal positions in the expectation of profiting from favorable movements in interest rates.

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

         The transaction, which is expected to close in the first quarter of 2002, and is expected to add $1.3 billion of customer deposits, $850 million of loans, and enhances Sovereign's small business and middle market lending capabilities in the region.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

General
-------

         Cash earnings, as defined below, for the nine-month period ended September 30, 2001 increased 24% to $282.7 million, or $1.11 per share, up from $228.2 million, or $1.13 per share, for the same period in 2000. Operating earnings for 2001 increased 16% to $213.5 million, or $.84 per share, as compared to $184.2 million, or $.91 per share, for 2000.

         Operating earnings exclude certain special charges for 2001 and 2000. Special charges for the quarters ended September 30, 2001 and 2000 were $64 million and $211 million, respectively, after tax, and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization (after-tax) of intangible assets and ESOP-related expense.

         Net income, including the special charges noted above, was $43.4 million, or $.17 per share, for the nine-month period ended September 30, 2001, as compared to net loss of $26.9 million, or $.12 per share, for the same period in 2000.

         Cash return on average equity, cash return on average tangible equity and cash return on average total assets, excluding special charges discussed above, were 18.01%, 55.02% and 1.11% for the nine-month period ended September 30, 2001 compared to 18.93%, 41.85% and 1.01% for the same period in 2000.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

               Reconciliation of Net Income to Operating Earnings
               --------------------------------------------------
        (In thousands, except per share data - all amounts are after tax)

                                              Three-Month Period                     Nine-month Period
                                              Ended September 30                     Ended September 30
                                    --------------------------------    -----------------------------------------
                                        Total            Per Share              Total                Per Share
                                    ----------------   -------------    ---------------------     ---------------
                                    2001      2000     2001     2000     2001         2000        2001       2000
                                   -------  --------   ----     ----    --------     --------     -----     -----
Net income/(loss) as reported     $ 8,616   $(15,915)  $.03    $(.07)   $ 43,361     $(26,917)    $ .17     $(.12)
Loss on the early extinguish-
  ment of debt                         --         --     --       --       6,549           --       .03        --
Net negative carry on escrowed
  bond proceeds (1)                    --      1,574     --      .01          --       18,589        --       .08
Merger-related and integration
  costs recorded during the
  period (2)                           --     28,974     --      .13          --       97,063        --       .43
Expense on convertible trust
  preferred securities
  ("PIERS") (1)                        --        133     --       --          --        6,502        --       .03
Loss on securities due to
  restructuring of the
  balance sheet                        --     28,426     --      .12          --       66,956        --       .29
Restructuring expense                  --         --     --       --       5,525           --       .02        --
Non-solicitation expense           64,226     31,105    .25      .13     158,106       31,105       .62       .14
Assumed interest expense
  reduction due to paydown
  of other borrowings
  with net proceeds of
  common equity and PIERS (1)          --       (176)    --       --          --       (9,051)       --      (.04)
Impact of additional shares
  outstanding for 1999 common
  stock offerings (3)                  --         --     --      .01          --           --        --       .10
                                   -------  --------   ----     ----    --------     --------     -----     -----
Operating earnings (3)             $72,842  $ 74,121   $.28     $.33    $213,541     $184,247     $ .84     $ .91
                                   -------  --------   ----     ----    --------     --------     -----     -----
Cash earnings (3)                  $95,020  $ 95,977   $.36     $.43    $282,664     $228,193     $1.11     $1.13
                                   =======  ========   ====     ====    ========     ========     =====     =====

Average shares:
Before adjustment
    for offering                  263,423    225,987                     254,849      225,795
After adjustment
    for offering                  263,423    223,779                     254,849      202,551



(1) As part of the agreement to purchase Sovereign Bank New England, Sovereign raised $1.8 billion of debt and equity capital in November and December, 1999 of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pre-tax income of $2.9 million ($1.5 million after tax) and $24.7 million ($16.0 million after tax) comprised of the following components for the three and nine-month periods ending September 30, 2000, respectively: a) a reduction of net interest income of $3.1 million ($1.6 million after tax) and $28.6 million ($18.6 million after tax), respectively; b) expense of $.5 million ($.1 million after tax) and $10.0 million ($6.5 million after tax) associated with PIERS issued in November, 1999; c) an assumed $.6 million ($.2 million after tax) and $13.9 million ($9.1 million after tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and the common stock offerings.

(2) See further discussion of general and administrative expenses in management's discussion and analysis.

(3) Operating earnings per share and cash earnings per share are calculated using a weighted average number of shares which include, for the three and nine month periods ended September 30, 2000, a pro rata portion of the shares issued in November, 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000 and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the SBNE acquisition.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


        CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
               NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001 and 2000
                                 (in thousands)

                                                 2001                                           2000
                               ----------------------------------------      ------------------------------------------
                                  Average                         Yield/       Average                            Yield/
                                  Balance        Interest(1)       Rate        Balance         Interest(1)         Rate
                               ------------     ------------       ----      ------------     ------------        -----
EARNING ASSETS
INVESTMENTS                    $  8,553,457     $    447,908       6.99%     $  9,495,003     $    510,033        7.26%

LOANS:
  Residential loans               6,681,947          386,215       7.71%        7,061,092          404,880        7.64%
  Commercial loans                7,871,498          469,170       7.93%        5,985,842          397,809        8.87%
  Consumer loans                  6,859,093          408,711       7.96%        5,592,422          351,506        8.39%
                               ------------     ------------       ----      ------------     ------------        -----
  Total loans                    21,412,538        1,264,096       7.87%       18,639,356        1,154,195        8.26%
  Allowance for loan losses        (254,676)              --         --          (168,393)              --          --
                               ------------     ------------       ----      ------------     ------------        -----

      NET LOANS                  21,157,862        1,264,096       7.96%       18,470,963        1,154,195        8.34%
                               ------------     ------------       ----      ------------     ------------        -----

      TOTAL EARNING ASSETS       29,711,319        1,712,004       7.69%       27,965,966        1,664,228        7.97%
  Other assets                    4,473,873               --         --         3,358,627               --          --
                               ------------     ------------       ----      ------------     ------------        -----
      TOTAL ASSETS             $ 34,185,192        1,712,004       6.68%     $ 31,324,593     $  1,664,228        7.12%
                               ============     ============       ====      ============     ============        =====

FUNDING LIABILITIES
DEPOSITS:
  Core deposits                $ 15,200,070          229,025       2.01%     $ 10,029,363          186,920        2.49%
  Time deposits                   8,447,117          350,601       5.54%        7,457,031          313,055        5.60%
                               ------------     ------------       ----      ------------     ------------        -----
      TOTAL DEPOSITS             23,647,187          579,626       3.28%       17,486,394          499,975        3.82%
                               ------------     ------------       ----      ------------     ------------        -----

BORROWED FUNDS:
  FHLB advances                   5,832,735          232,593       5.26%        8,911,517          395,542        5.84%
  Repurchase agreements             485,439           15,273       4.15%        1,045,837           50,719        6.37%
  Other borrowings                1,327,571           96,680       9.72%        1,553,003          117,517       10.10%
                               ------------     ------------       ----      ------------     ------------        -----
      TOTAL BORROWED FUNDS        7,645,745          344,546       5.96%       11,510,357          563,778        6.46%
                               ------------     ------------       ----      ------------     ------------        -----

 TOTAL FUNDING LIABILITIES       31,292,932          924,172       3.93%       28,996,751        1,063,753        4.87%
  Other liabilities                 793,102               --         --           483,433               --          --
                               ------------     ------------       ----      ------------     ------------        -----
      TOTAL LIABILITIES          32,086,034          924,172       3.84%       29,480,184        1,063,753        4.78%

STOCKHOLDERS' EQUITY              2,099,158               --         --         1,844,409               --          --
                               ------------     ------------       ----      ------------     ------------        -----

   TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY    $ 34,185,192          924,172       3.60%     $ 31,324,593        1,063,753        4.50%
                               ============     ------------       -----     ============     ------------        -----
NET INTEREST INCOME                             $    787,832                                  $    600,475
                                                ============                                  ============

NET INTEREST SPREAD (2)                                            3.08%                                          2.61%
                                                                   =====                                          =====
NET INTEREST MARGIN (3)                                            3.55%                                          2.93%
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

(3) Represents taxable equivalent net interest income divided by average interest-earning assets

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Net interest income for the three-month and nine-month periods ended September 30, 2001 was $271 million and $777 million compared to $254 million and $600 million for the same periods in 2000. This increase was attributable to an increase in average balances, resulting from the SBNE acquisition and internal growth, and improvements in net interest margin. Net interest margin was 3.59% and 3.54% for the three-month and nine-month periods ended September 30, 2001 compared to 3.40% and 2.93% for the same periods in 2000, an improvement of 19 basis points and 61 basis points, respectively.

         Interest on investment securities and interest earning deposits was $175 million and $440 million for the three-month and nine-month periods ended September 30, 2001 compared to $151 million and $510 million for the same periods in 2000. The average balance of investment securities was $8.6 billion with an average tax equivalent yield of 6.99% for the nine-month period ended September 30, 2001 compared to an average balance of $9.5 billion with an average yield of 7.26% for the same period in 2000. The decrease in average investment securities is due principally to restructuring of the balance sheet in the second and third quarters of 2000 and the maturity of $1.3 billion of commercial paper investments at escrow break on the final closing of the SBNE acquisition on July 21, 2000, offset by purchases of investments of $8.6 billion during 2001.

     Interest and fees on loans were $388 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2001 compared to $484 million and $1.2 billion for the same periods in 2000. The average balance of loans was $21.4 billion with an average yield of 7.87% for the nine-month period ended September 30, 2001 compared to an average balance of $18.6 billion with an average yield of 8.26% for the same period in 2000. Although the SBNE acquisition resulted in a higher proportion of commercial loans, which are typically higher yielding than consumer and residential loans, this favorable increase was more than offset by the impact of falling market rates.

     Interest on deposits was $166 million and $580 million for the three-month and nine-month periods ended September 30, 2001 compared to $218 million and $500 million for the same periods in 2000. The average balance of deposits was $23.6 billion with an average cost of 3.28% for the nine-month period ended September 30, 2001 compared to an average balance of $17.5 billion with an average cost of 3.82% for the same period in 2000. The decrease in average cost year to year is due to a combination of declining market interest rates, which affect the repricing of our deposit base, and also a shift in mix during the period from higher cost retail and jumbo time deposits to lower cost core deposits.

     Interest on borrowings was $127 million and $345 million for the three month and nine-month periods ended September 30, 2001 compared to $163 million and $564 million for the same periods in 2000. The average balance of borrowings was $7.6 billion with an average cost of 5.96% for the nine-month period ended September 30, 2001 compared to an average balance of $11.5 billion with an average cost of 6.46% for the same period in 2000. The decrease in borrowings was the result of balance sheet restructuring accomplished throughout 2000.

Provision for Loan Losses
-------------------------

         The provision for loan loss is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


for loan losses for the three-month and nine-month periods ended September 30, 2001 was $22 million and $65 million compared to $10 million and $28 million for the same periods in 2000. The increase over 2000 is primarily due to increased loan volumes resulting from the SBNE acquisition, internal loan growth, seasoning of purchased loan portfolios, and the current economic environment.

         Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as middle market asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on commercial business and consumer lending in future periods, management will regularly evaluate its loan portfolio, and its allowance for loan losses, and will adjust the loan loss provision as is necessary.

         Sovereign's net charge-offs for the nine-month period ended September 30, 2001 were $64.4 million and consisted of charge-offs of $88.6 million and recoveries of $24.2 million. This compared to net charge-offs of $36.1 million consisting of charge-offs of $50.6 million and recoveries of $14.5 million for the nine-month period ended September 30, 2000. Sovereign's increased level of net charge-offs was primarily the result of higher overall loan balances, a general seasoning of recent loan portfolio acquisitions, a shift in the mix of loans held to those with greater inherent risk, and the continued softening of the economy.

         The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)


                                          Nine-month Period Ended September 30,
                                             2001                 2000
                                            --------          --------
Allowance, beginning of period              $256,356          $132,986

Charge-offs:
  Residential                                  6,999             4,679
  Commercial                                  31,684            16,796
  Consumer                                    49,891            29,200
                                            --------          --------
      Total Charge-offs                       88,574            50,675
                                            --------          --------

Recoveries:
  Residential                                  2,145             1,146
  Commercial                                   1,203             2,864
  Consumer                                    20,879            10,521
                                            --------          --------
      Total Recoveries                        24,227            14,531
                                            --------          --------

Charge-offs, net of recoveries                64,347            36,144
Provision for possible loan losses            65,100            28,000
Initial allowance related to
      acquisitions                                --           117,600
                                            --------          --------
Allowance, end of period                    $257,109          $242,442
                                            ========          ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Non-Interest Income

    Other income/(loss) was $102.2 million and $334.4 million for the three-month and nine-month periods ended September 30, 2001 compared to $14.6 million and $24.1 million for the same periods in 2000. Excluding securities and related derivatives transactions, other income for the three-month and nine-month periods ended September 30, 2001 was $97.7 million and $316.9 million as compared to $59.6 million and $140.8 million for the same periods in 2000.

      Consumer banking fees were $37.6 million and $116.5 million for the three-month and nine-month periods ended September 30, 2001 as compared to $29.9 million and $64.7 million for the same periods in 2000. This increase of $7.7 million and $51.8 million was primarily due to higher deposit levels and a favorable shift into core deposit products, both due to the SBNE acquisition and higher revenue product offerings. Commercial banking fees were $21.6 million and $57.6 million for the three-month and nine-month periods ended September 30, 2001 as compared to $11.1 million and $23.3 million for the same periods in 2000. This increase of $10.5 million and $34.3 million was primarily due to higher loan volumes and the SBNE acquisition.

         Mortgage banking revenue was $20.3 million and $56.4 million for the three-month and nine-month periods ended September 30, 2001 as compared to $4.4 million and $17.0 million for the same periods in 2000. The third quarter of 2001 includes a gain of $14.9 million related to the securitization and subsequent sale of $531 million residential mortgages offset by a charge of $3.2 million to increase the valuation allowance related to mortgage servicing rights. The first quarter of 2001 includes a gain of $19.3 million related to the sale of $580 million of residential mortgages offset by a charge of $6.8 million to increase the valuation allowance related to mortgage servicing rights.

         Gain/(loss) on investment securities and related derivatives transactions were $4.4 million and $17.5 million for the three-month and nine-month periods ended September 30, 2001 compared to $(45.1) million and $(116.7) million for the same periods in 2000. During September, 2001, the Company sold investment securities for a gain of $17 million. In a related transaction, Sovereign used the proceeds from the sale of investments to repay short-term advances and terminated interest rate swaps hedging those advances resulting in a loss of $14 million. The $14 million loss is netted against the $17 million security gain in the gain/(loss) on investment securities and related derivatives transactions line item on the income statement.

         During the first and second quarters of 2000 Sovereign sold certain investment securities and paid-off certain short-term advances as part of its balance sheet repositioning. In the first quarter of 2000, swaps hedging short term advances were terminated when the advances were paid off. Additionally, Sovereign sold FHLB advances. These first quarter of 2000 transactions resulted in $9.5 million of swap termination gains netted against gain/(loss) on investment securities transactions line item on the income statement, and a $16.0 million gain on sale (extinguishment) of FHLB advances ($10.8 million net of tax) reported as an extraordinary item.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Miscellaneous income was $5.6 million and $48.2 million for the three-month and nine-month periods ended September 30, 2001 compared to $3.2 million and $15.2 million for the same periods in 2000. The nine months ended September 30, 2001 includes a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania, completed in the second quarter 2001. The impact of the sale is not expected to significantly impact future results.


General and Administrative Expenses

         General and administrative expenses for the three-month and nine-month periods ended September 30, 2001 were $194.6 million and $589.5 million, compared to $223.7 million and $545.7 million for the same periods in 2000. Excluding merger related and integration charges related to acquisitions of $47.0 million and $149.0 million for the three and nine month periods ended September 30, 2000, general and administrative expense increased $17.9 million and $192.7 million, respectively over the 2000 levels. This increase was due mainly to the SBNE acquisition which was completed on July 21, 2000. The increased compensation and occupancy expenses reflect more than 3,000 additional staff and 280 community banking offices added from the acquisition. In addition, technology, outside services and other administrative expenses increased to support the necessary additional infrastructure.

         Other operating expenses were $145.9 million and $396.8 million for the three-month and nine-month periods ended September 30, 2001 compared to $92.0 million and $140.2 million for the same periods in 2000. Results for the three-month and nine-month periods ended September 30, 2001 included amortization of goodwill and intangibles of $32.6 million and $101.4 million compared to $32.6 million and $62.8 million for the same periods in 2000. The increase in goodwill amortization is a result of the additional intangibles recorded for the SBNE acquisition. The $3.2 million increase in Trust Preferred Securities and other minority interest expense for the three-month period is attributable to the August 2000 issuance of preferred shares of Sovereign Real Estate Investment Trust to institutional investors. The three-month and nine-month periods ended September 30, 2001, include $98.9 million and $243.2 million of non-solitication expense related to the non-solicitation provisions of the SBNE purchase and assumption agreement as compared to $47.9 million for both the three and nine month periods ended September 30, 2000. Sovereign prepaid, in September, its final payment under the non-solicitation agreement and recorded final expense of $98.8 million in the three-month period ended September 30, 2001. Also during the three-month period ended March 31, 2001, Sovereign recorded an $8.5 million charge ($5.5 million net of tax) as the last portion of restructuring charges related to its company-wide restructuring announced in November of 2000. The restructuring, completed over the first quarter of 2001 and last quarter of 2000, resulted in elimination of over 600 positions, closure of 14 in-store offices and redirection of e-commerce efforts to consolidate efforts within our geographic footprint.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Tax Provision

              The income tax provision (benefit) was $1.9 million and $9.8 million for the three-month and nine-month periods ended September 30, 2001 compared to $(40.9) million and $(51.6) million for the same periods in 2000. The effective tax rate for the three-month and nine-month periods ended September 30, 2001 was 17.7% and 16.3%, compared to 72.0% and 57.8% for the same periods in 2000. The current year tax rate differs from the statutory rate of 35% due to the high proportion of non-taxable income including bank owned life insurance income and tax-free investment securities.

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


FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

         At September 30, 2001, commercial loans totaled $8.0 billion representing 39% of Sovereign's loan portfolio, compared to $7.8 billion and 36% of the loan portfolio at December 31, 2000 and $8.1 billion and 35% of the loan portfolio at September 30, 2000.

         The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $7.1 billion at September 30, 2001, representing 35% of Sovereign's loan portfolio, compared to $6.1 billion and 28% of the loan portfolio at December 31, 2000 and $6.4 billion and 28% of the loan portfolio at September 30, 2000.

         Residential mortgage loans decreased $5.0 million during the quarter to $5.3 billion and now represent 26% of Sovereign's loan portfolio as compared to $8.0 billion and 36% at December 31, 2000. The decrease is primarily due to securitizations of loans into mortgage-backed securities and sales. At September 30, 2000 residential mortgage loans totaled $8.6 billion representing 37% of the loan portfolio.

Non-Performing Assets
---------------------

         At September 30, 2001 Sovereign's non-performing assets increased by $17.4 to $204.8 million compared to $187.4 million at December 31, 2000. This increase

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

is due to increases in non-performing commercial loans, and to a lessor extent, residential non-performing loans. These increases are partially offset by a decline in consumer non-performing loans and restructured assets. Non-performing assets as a percentage of total assets was .59% at September 30, 2001, up from
 .56% at December 31, 2000. At September 30, 2001 60% of non-performing assets consisted of consumer and residential loans and OREO which are primarily secured by real estate and other collateral. Sovereign places all commercial loans on non-performing status at 90 days (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or fully reserved, unless they are evaluated to be well secured based on current appraisals and are in the process of collection.

         The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                              September 30,        December 31,
                                                  2001                2000
                                                --------             -------
Non-accrual loans:
      Residential                               $ 66,376            $ 60,322
      Commercial                                  99,036              76,888
      Consumer                                    24,605              38,239
                                                --------             -------
Total non-accrual loans                          190,017             175,449
                                                --------             -------
Restructured loans                                 1,311               3,755
                                                --------             -------
Total non-performing loans                       191,328             179,204
Other real estate owned                            6,480               4,425
Other repossessed assets                           6,951               3,758
                                                --------             -------
Total non-performing assets                     $204,759            $187,387
                                                ========            ========

Past due 90 days or more as to interest
or principal and accruing interest (1)          $ 56,213            $ 16,734

Non-performing assets as a percentage
of total assets                                      .59%                .56%

Non-performing loans as a percentage
of total loans                                       .94%                .82%

Non-performing assets as a percentage of
total loans and real estate owned                   1.00%                .85%

Allowance for loan losses as a percentage
of total non-performing assets                     125.6%              136.8%

Allowance for loan losses as a percentage
of total non-performing loans                      134.4%              143.1%



(1) Includes consumer and residential loans of $53.8 million and $11.4 million at September 30, 2001 and December 31, 2000, respectively.

      Loans ninety (90) days or more past due and still accruing interest rose by $39 million from December 31, 2000 to September 30, 2001. The increase is principally due to residential loans that are well secured and in the process of

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

collection. These loans are secured by first mortgages on owner occupied residential property that has been recently appraised and the collateral value is sufficient to cover the loan, accrued interest and fees during the resolution period.

         Potential problem loans (consisting principally of commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $64 million and $97 million at September 30, 2001 and December 31, 2000, respectively.


Allowance for Loan Losses

         The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                  (dollars in thousands)
                                      September 30, 2001        December 31, 2000
                                                 % of Loans                 % of Loans
                                                     to                        to
                                     Amount     Total Loans     Amount     Total Loans
                                    --------     --------      --------     --------
Allocated allowance:
Commercial loans                    $160,321           39%     $149,828           36%
Residential real estate
  mortgage loans                      21,565           26        34,629           36
Consumer loans                        60,104           35        48,053           28
Unallocated allowance                 15,119          n/a        23,846          n/a
                                    --------     --------      --------     --------
Total allowance for loan losses     $257,109          100%     $256,356          100%
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

         The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, peer group loss experience, and projected future loss experience. While this analysis is conducted quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

         Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $34.6 million at December 31, 2000 to $21.6 million at September 30, 2001. This change was due primarily to the sale of residential mortgages.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


         Consumer Portfolio. The allowance for the consumer loan portfolio increased from $48.1 million at December 31, 2000, to $60.1 million at September 30, 2001. This increase reflects the growth of consumer loan balances during this time period.

         Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $149.8 million at December 31, 2000 to $160.3 million at September 30, 2001. This increase is attributable to the softening economy and increase in non-performing loans in this sector.

         Unallocated Allowance. The unallocated allowance for loan losses decreased to $15.1 million at September 30, 2001 from $23.8 million at December 31, 2000. Management continuously evaluates current economic conditions and loan portfolio trends. A portion of the unallocated reserves were allocated to the commercial portfolio in keeping with their purpose of availability for uncertainty.


Investment Securities
---------------------

         Investment securities consist primarily of U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"). Investment securities also include mortgage-backed securities which consist of collateralized mortgage obligations issued by federal agencies or private label issues. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2001 was 3.16 years.

         At September 30, 2001, total investment securities available-for-sale were $9.3 billion compared to $5.3 billion at December 31, 2000 and investment securities held-to-maturity were $950 million compared to $2.0 billion at December 31, 2000. The reduction in held-to-maturity investment balances is due principally to the redesignation of $800 million of investments from held-to-maturity to available-for-sale upon adoption of SFAS 133 on January 1, 2001. Additionally, investments available-for-sale have increased from December 31, 2000 due to conversions of residential mortgages into mortgage-backed securities and purchases of mortgage-backed securities. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.


Goodwill and Other Intangible Assets
------------------------------------

         Total goodwill and other intangible assets decreased $79.3 million to $1.4 billion at September 30, 2001. Adjustments to the SBNE purchase allocation increased goodwill and other intangibles by $22.1 million offset by year-to-date amortization of $101.4 million.

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

         Total deposits at September 30, 2001 were $23.3 billion compared to $24.5 billion at December 31, 2000. The decrease in deposits is primarily due to reduction in time deposit balances as wholesale borrowing rates are currently more attractive than aggressive pricing of jumbo and retail CDs.


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

         Total short-term borrowings at September 30, 2001 were $3.1 billion compared to $1.3 billion at December 31, 2000. This increase is principally attributable to Sovereign's decision to avoid high cost time deposits when wholesale borrowings are attractively priced. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-term Borrowings
--------------------

         Long-term borrowings increased to $5.6 billion at September 30, 2001 from $4.9 billion at December 31, 2000. This increase was in FHLB advances and repurchase agreements with attractive current pricing.

         Sovereign issued $175 million of senior debt, at an 8.625% coupon, on February 20, 2001. A portion of the proceeds, along with a portion of an $150 equity offering completed earlier in February, were used to retire a $240 million senior note which matured during the first quarter.

         Sovereign also completed a $400 million revolving and term credit facility with Bank of Scotland on March 1, 2001. Proceeds of the issue were used to prepay an existing $350 million senior secured credit facility. The new line provides Sovereign a 1% interest rate savings, or $3.5 million per year, has no prepayment penalties and offers greater financial flexibility as compared to the previous line of credit. At September 30, 2001, this credit facility had an annual interest cost of 6.85%.

Bank Regulatory Capital
-----------------------

         Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


capital equal to 2% of total tangible assets. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%.

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

         Sovereign Bank, at September 30, 2001, met all capital adequacy requirements imposed upon them in the OTS order in order to be "Well Capitalized". Management expects that Sovereign Bank will continue to be classified as well-capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires the Corporation to maintain certain Tier 1 capital levels. The Corporation is presently in compliance with this requirement and expect to remain as such.

         The following table presents the capital ratios of Sovereign Bank and the current regulatory requirements at September 30, 2001:

                                                            Sovereign Bank
                                             ---------------------------------------------
                                                                                  Well
                                                                               Capitalized
                                             September 30,                       Minimum
                                                 2001            Requirement    Requirement
                                              ----------         -----------    -----------
Stockholders' equity to total assets            10.31%              None            None
Tangible capital to tangible assets              7.08               2.00%           None
Tier 1 capital to tangible assets                7.10               3.00            5.00%
Tier 1 capital to risk adjusted assets           9.51               4.00            6.00
Total risk-based capital to risk
    adjusted assets                             10.52               8.00           10.00


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

         Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


30, 2001, Sovereign had $6.1 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times. In October 2001, the Company filed a shelf registration on Form S-3 to register $1 billion of various debt and equity securities to be issued in the future.


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

         The transaction, which is expected to close in the first quarter of 2002, is expected to add $1.3 billion of customer deposits, $850 million of loans, and enhances Sovereign's small business and middle market lending capabilities in the region.


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

         Sovereign manages the impact to net interest income in a +/- 100 basis point instantaneous parallel rate shock environment to be generally within a 5% variance. At September 30, 2001, Sovereign estimates that if interest rates decline by 100 basis points, net interest income, over the next twelve months, would decrease by $16.7 million or 1.5%; conversely, if interest rates increase by 100 basis points, net interest income would increase by $54.6 million, or 4.9%. At December 31, 2000, if interest rates increased by 100 basis points, net interest income would

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


have decreased by $10.5 million, or 1.0% and if interest rates had decreased by 100 basis points, net interest income would have decreased by $9.8 million, or
 .9%. The increase in sensitivity is, in part, due to the absolute level of interest rates at September 30, 2001. Additional positive sensitivity in the rising rate environement is primarily the result of the bank's ability to manage Asset and Liability pricing in tandem with the needs of the balance sheet, if interest rates should rise.

     Sovereign manages the one year interest rate gap within +/- 10% range. A positive gap position implies that the bank is asset sensitive which could cause net interest income to decrease if interest rates fall. Conversely, a negative gap position implies that the bank is liability sensitive which could cause net interest income to decrease if interest rates rise. Sovereign estimates its one year gap position was a positive 4.41% at September 30, 2001.

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



                                           SOVEREIGN BANCORP, INC.
                                           ------------------------------------
                                           (Registrant)





Date       November 13, 2001               /s/ Jay S. Sidhu
     -----------------------------         -------------------------------------
                                           Jay S. Sidhu
                                           President and Chief Executive Officer
                                           (Authorized Officer)




Date       November 13, 2001               /s/ George S. Rapp
     -----------------------------         -------------------------------------
                                           George S. Rapp
                                           Chief Accounting Officer