Form 10-K
period 2001-12-31
SOVEREIGN BANCORP INC
filed 2002-03-26
CIK 811830

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the transition period from N/A to ____________ .

                         Commission File Number 0-16533

                             SOVEREIGN BANCORP, INC.
                             -----------------------
             (Exact name of Registrant as specified in its charter)

          Pennsylvania                                      23-2453088
          ------------                                      ----------
  (State or other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

2000 Market Street, Philadelphia, Pennsylvania                 19103
----------------------------------------------                 -----
  (Address of Principal Executive Offices)                   (Zip Code)

                                 (215) 557-4630
                                 --------------
                         Registrant's Telephone Number

          Securities registered pursuant to Section 12(B) of the Act:

                                                              Name of
                                                            Exchange on
                Title                                     Which Registered
                -----                                     ----------------
       Common stock, no par value                               NYSE
             PIERS Units                                        NYSE

           Securities registered pursuant to Section 12(G) of the Act:
                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $3,138,627,693 at February 28, 2002. As of February 28, 2002, the Registrant had 247,721,207 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant's definitive Proxy Statement to be used in connection with its 2002 Annual Meeting of Shareholders is incorporated herein by reference in response to Part III hereof.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FORM 10-K CROSS REFERENCE INDEX                                                                         PAGE
Forward-Looking Statements ..........................................................................     1-2

Part I
Item 1        - Business ............................................................................       3
Item 2        - Properties ..........................................................................      10
Item 3        - Legal Proceedings ...................................................................      10
Item 4        - Submission of Matters to a Vote of Security Holders .................................      10
Item 4A       - Executive Officers of the Registrant ................................................   10-11

Part II
Item 5        - Market for the Registrant's Common Equity and Related Stockholder Matters ...........      11
Item 6        - Selected Financial Data .............................................................      12
Item 7        - Management's Discussion and Analysis of Financial Condition and Results of Operations   13-42
Item 7A       - Quantitative and Qualitative Disclosures About Market Risk ..........................      42
Item 8        - Financial Statements and Supplementary Data .........................................   42-87
Item 9        - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       88

Part III
Item 10       - Directors and Executive Officers of the Registrant ..................................      88
Item 11       - Executive Compensation ..............................................................      88
Item 12       - Security Ownership of Certain Beneficial Owners and Management ......................      88
Item 13       - Certain Relationships and Related Transactions ......................................      88

Part IV
Item 14       - Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................   88-89

Signatures ..........................................................................................      90

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. ("Sovereign"). Sovereign may from time to time make forward-looking statements in Sovereign's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2001 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words "may," "could," "should," "pro forma," "looking forward," "will," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "strive," "hopefully," "try," "assume" or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including statements relating to:

    o growth in cash earnings, operating earnings, net income, shareholder value and internal tangible equity generation;
    o   growth in earnings per share;
    o   return on equity;
    o   return on assets;
    o   efficiency ratio;
    o   Tier 1 leverage ratio;
    o   annualized net charge-offs and other asset quality measures;
    o   fee income as a percentage of total revenue;
    o   ratio of tangible equity to assets;
    o   book value and tangible book value per share; and
    o loan and deposit portfolio compositions, employee retention, deposit retention, asset quality and reserve adequacy.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign's control). The following factors, among others, could cause Sovereign's financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

    o the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

    o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

    o   inflation, interest rate, market and monetary fluctuations;

    o Sovereign's ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

    o Sovereign's timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

    o the willingness of customers to substitute competitors' products and services and vice versa;

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    o the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

    o   technological changes;

    o   changes in consumer spending and savings habits;

    o terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

    o   regulatory or judicial proceedings;

    o   changes in asset quality; and

    o   Sovereign's success in managing the risks involved in the foregoing.

If one or more of the factors affecting Sovereign's forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements.

Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

Operating earnings and cash earnings which are included and defined herein, and the related ratios using these measures are not a substitute for other financial measures determined in accordance with generally accepted accounting principles. Because all companies do not calculate these measures in the same fashion, these measures as presented may not be comparable to other similarly titled measures of other companies.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART I

Item 1.  Business.

General
Sovereign Bancorp, Inc. ("Sovereign" or "the Company"), is the parent company of Sovereign Bank ("Sovereign Bank" or "the Bank"), a $35 billion financial institution with approximately 500 community banking offices, approximately 1000 ATMs and about 7,100 team members in Pennsylvania, New Jersey, Connecticut, New Hampshire, New York, Rhode Island and Massachusetts. Sovereign's primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial and asset-based loans, consumer and residential mortgage loans and home equity lines of credit in the communities served by those offices.

Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 23 financial institutions, branch networks and related businesses since 1990. Fourteen of these acquisitions, with assets totaling approximately $22 billion, have been completed since 1995. In July 2001, Sovereign entered into a definitive agreement with Main Street Bancorp, Inc. ("Main Street") for Sovereign to acquire Main Street. This acquisition, which is expected to close in the first quarter of 2002, will result in Sovereign becoming a pro forma $37 billion financial institution with approximately 530 community banking offices reaching from north of Boston to south of Philadelphia.

Sovereign is a Pennsylvania business corporation and its principal executive offices are located at 2000 Market Street, Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

Sovereign Bank is a federally chartered savings bank and operates in a heavily regulated environment. Changes in laws and regulations affecting Sovereign and its subsidiaries may have an impact on its operations. See
"Business--Supervision and Regulation."

Business Strategy
Sovereign believes that as a result of continuing consolidation in the financial industry, there is an increasing need for super-community banks throughout the northeastern United States. Sovereign considers a super-community bank to be a bank with the size and range of commercial, business and consumer products to compete with larger institutions, but with the orientation to relationship banking and personalized service usually found at smaller community banks.

In response to this need, in 1996 Sovereign initiated a strategy to transform itself from a traditional mortgage lender into a super-community bank by:

    o targeting small and medium size businesses through an offering of a broader array of commercial and business banking products and services;

    o changing the mix of its deposits and, while endeavoring to preserve its credit quality, changing the mix of its assets to be more characteristic of a commercial bank;

    o increasing its penetration into larger, more densely populated markets in the northeastern United States;

    o preserving its orientation toward relationship banking and personalized service, as well as its sales-driven culture; and

    o   increasing its non-interest income as a percentage of net income.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

During 2000, Sovereign substantially completed its transformation by acquiring $12.3 billion of deposits, $8.0 billion of loans (exclusive of $1 billion of non-relationship mortgage loans sold immediately after the acquisition), and over 280 community banking offices located in Massachusetts, Rhode Island, Connecticut and New Hampshire from FleetBoston Financial Corporation (the "New England Acquisition"). As a result of the New England Acquisition, Sovereign doubled its deposit base, changed the mix of loans and deposits to be more characteristic of a commercial bank, and increased the breadth and depth of senior and middle management.

Recent Developments
On July 17, 2001, Sovereign announced the signing of a definitive agreement to acquire Main Street Bancorp, Inc. for approximately $170 million in stock and cash. Main Street is a $1.5 billion bank holding company headquartered in Reading, Pennsylvania, with 42 community banking offices serving southeastern Pennsylvania. The transaction was completed on March 8, 2002 and provided Sovereign with approximately $1.3 billion of deposits and $800 million of loans before purchase accounting adjustments, enhancing Sovereign's small business and middle market lending capabilities in the region.

Subsidiaries
Sovereign has six wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, and ML Capital Trust I. Sovereign Delaware Investment Corporation is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, and ML Capital Trust I are special-purpose statutory trusts created expressly for the issuance of preferred capital securities.

Employees
At December 31, 2001, Sovereign had 6,147 full-time and 956 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.

Competition
Sovereign experiences substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits are the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from commercial banks and other thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of loans normally comes from other thrift institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

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

Supervision and Regulation.
        General. Sovereign is a "savings and loan holding company" registered with the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act ("HOLA") and as such, Sovereign is subject to OTS regulation, examination, supervision and reporting.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

        Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the "Control Act"), individuals, corporations or other entities acquiring Sovereign common stock may, alone or together with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign's common stock and will be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Under the regulations, ownership of 25% of the capital stock of Sovereign will be deemed to constitute "control," and ownership of more than 10% of the capital stock may also be deemed to constitute "control" if certain other control factors are present. It is possible that even lower levels of ownership of such securities could constitute "control" under the regulations. As of December 31, 2001, no individual corporation or other entity owned more than 10% of Sovereign's capital stock.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2001, Sovereign Bank met the criteria to be classified as "well-capitalized."

The OTS Order (the "OTS Order") issued in connection with the New England Acquisition requires Sovereign Bank to be "well capitalized" and also to meet certain other additional capital ratio requirements above the regulatory minimum, and other conditions. Sovereign's various agreements with its lenders also require it to cause Sovereign Bank to be "well capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", an OTS institution must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and total risk-based capital of at least 10%. As of December 31, 2001,

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Sovereign Bank was classified as well capitalized and in compliance with the conditions and capital requirements discussed above. Management expects that Sovereign Bank will continue to be classified as well capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital and related liquidity levels. Sovereign is presently in compliance with these requirements and expects to remain in compliance.

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

The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current annual rate for all insured institutions is 1.84 basis points for each $100 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

        Federal Reserve Regulation. Under Federal Reserve Board regulations, Sovereign Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non interest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that Sovereign Bank maintain reserves against net transaction accounts in the amount of 3% on amounts of $41.3 million or less, plus 10% on amounts in excess of $41.3 million. Institutions may designate and exempt $5.7 million of certain reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the Federal Reserve Board. A savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the savings bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank.

Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of Sovereign Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosure, and margin credit.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

        Recent Legislation. Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most significant changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. As Sovereign is a savings and loan holding company, many of the provisions of the new legislation do not apply to it. The new law does change the status of Sovereign, however, in that Sovereign can no longer become part of a non-financial group of companies, as it could under prior law. Sovereign is still permitted to acquire non-financial companies, however.

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

The OTS and other banking regulators adopted amendments to their capital rules concerning the treatment of residual interests in asset securitizations and other transfers of financial assets. Generally, the rule varies the capital requirements for securitization transactions based on their credit ratings, requires that risk-based capital be held in an amount equal to the amount of residual interests retained on an institution's balance sheet, and limits the amount of residual interests that may be included in Tier 1 capital.

In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one-half to three times greater than the amount appropriate for similar types of non-subprime assets. The guidance is primarily directed at insured depository institutions that target subprime borrowers. Sovereign's aggregate credit exposure to subprime lending is substantially less than the 25 percent of the Tier I capital threshold, and as such, Sovereign is not currently subject to the more rigorous risk management and capital requirements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In December 2001, the Federal Reserve Board amended the regulations that implement the Home Ownership and Equity Protection Act ("HOEPA"). The amendments to Regulation Z (Truth in Lending) broaden the scope of loans subject to the provisions of HOEPA by adjusting the price triggers that determine coverage under the act. The regulations lower the interest rate-based trigger and revise the fee-based trigger to include optional insurance premiums and similar credit protection products paid at closing. The loans that Sovereign Bank currently originates are generally below the rate and fee levels that trigger HOEPA. Sovereign Bank has adopted procedures to screen purchased loan portfolios against HOEPA covered loans.

In October, 2001 the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or the USA Patriot Act, became effective. Title III of that Act represents a major expansion of the U.S. anti-money laundering laws granting broad new anti-money laundering powers to the Secretary of the Treasury and imposing a variety of new compliance obligations on banks and broker dealers. The Act also requires a bank's regulator to specifically consider the bank's past record of compliance with the Bank Secrecy Act (anti-money laundering requirements) when acting on any applications filed by such bank.

Item 2. Properties.

Sovereign Bank utilizes 570 buildings that occupy a total of 4.7 million square feet, including 123 owned properties with 900,000 square feet and 447 leased properties with 3.8 million square feet. Five major buildings contain 1.3 million square feet, which serve as the headquarters or house significant operational and administrative functions:

    Columbia Park Operations Center - Dorchester, Massachusetts
    East Providence Call Center - East Providence, Rhode Island
    525 Lancaster Avenue Operations Center - Reading, Pennsylvania
    1130 Berkshire Boulevard Bank Headquarters and Administrative Offices -
         Wyomissing, Pennsylvania
    1125 Berkshire Boulevard Operations Center - Wyomissing, Pennsylvania

Item 3. Legal Proceedings.

Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 4A. Executive Officers of the Registrant.

Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of February 28, 2002, is set forth below:

    Richard E. Mohn--Age 70. Mr. Mohn was elected the Chairman of the Board of Sovereign in May 1995. Mr. Mohn became Chairman of the Board of Sovereign Bank in November 1989. He is the retired Chairman of Cloister Spring Water Company, Lancaster, Pennsylvania, a bottler and distributor of spring water.

    Jay S. Sidhu--Age 50. Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

    Lawrence M. Thompson, Jr.--Age 49. Mr. Thompson serves as Chief Administrative Officer and Secretary of Sovereign. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank's Consumer Banking Division in November 2000. Mr. Thompson was hired as Sovereign Bank's General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank's Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer--Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    Dennis S. Marlo--Age 59. Mr. Marlo was appointed Chief Risk Management Officer of Sovereign in April 2001. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. He was appointed Chief Financial Officer and Treasurer of Sovereign in May 1998 and served in that capacity through April 2001. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign.

    John P. Hamill--Age 61. Mr. Hamill was named Chairman and Chief Executive Officer of SBNE in January 2000. Prior thereto, Mr. Hamill served as President of Fleet National Bank--Massachusetts for eight years and President of Shawmut Corporation.

    Joseph P. Campanelli--Age 45. Mr. Campanelli was named President and Chief Operating Officer of Sovereign Bank's Commercial and Business Banking Division in November 2000 and was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign's acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign's Automotive Finance Division and the Asset Based Lending Group.

    James D. Hogan--Age 57. Mr. Hogan joined Sovereign as Chief Financial Officer in April 2001. Prior to that Mr. Hogan served as Executive Vice President and Controller at Firstar Corporation, formerly Star Bancorp, from May 1993 until April 2001, and as Controller of Star Bank from 1987 until 1993.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Sovereign's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SOV". Sovereign's common stock was listed and commenced trading on the NYSE on July 10, 2001. Previously, Sovereign's common stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market under the symbol "SVRN". At February 28, 2002, the total number of holders of Sovereign's common stock was 15,055.

The following table sets forth for the periods indicated high and low sale prices reported on the NYSE and the high and low bid prices reported on the Nasdaq National Market, as applicable, for Sovereign's common stock, adjusted to reflect all stock dividends and splits.

                                                            High            Low
                                                            ----            ---
2000:
   First Quarter                                           $ 7.91          $6.69
   Second Quarter                                            8.00           6.44
   Third Quarter                                             9.88           7.03
   Fourth Quarter                                            9.47           6.78
2001:
   First Quarter                                           $ 9.16          $7.66
   Second Quarter                                           13.00           7.94
   Third Quarter                                            13.22           8.86
   Fourth Quarter                                           12.43           8.73

During each quarter of 2001 and 2000 Sovereign paid a cash dividend of $.025.

For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I. "Business Supervision and Regulation - Regulatory Capital Requirements" and Note 14 at Item 8. "Financial Statements and Supplementary Data" hereof.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 6. Selected Financial Data.

                                                                             SELECTED FINANCIAL DATA(1)
                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                        2001            2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets ...................................   $ 35,474,838     $ 33,457,797     $ 26,607,112     $ 21,913,873     $ 17,655,455
Loans ..........................................     20,399,584       21,912,245       14,288,465       11,582,770       11,634,800
Allowance for loan losses ......................       (264,667)        (256,356)        (132,986)        (133,802)        (116,823)
Investment securities ..........................     10,465,116        7,293,852       10,392,263        8,502,082        5,372,713
Deposits and other customer accounts ...........     23,297,574       24,498,917       12,012,675       12,460,022        9,536,903
Borrowings and long term debt ..................      8,939,770        6,240,308       12,370,109        7,764,933        6,842,034
Stockholders' equity ...........................      2,202,481        1,948,884        1,821,495        1,204,068        1,047,795

Summary Statement of Operations
Total interest income ..........................      2,222,475        2,269,735        1,607,329        1,355,371        1,178,777
Total interest expense .........................      1,168,193        1,414,924          992,673          861,759          746,695
                                                   ------------     ------------     ------------     ------------     ------------

Net interest income ............................      1,054,282          854,811          614,656          493,612          432,082
Provision for loan losses ......................         97,100           56,500           30,000           27,961           41,125
                                                   ------------     ------------     ------------     ------------     ------------

Net interest income after provision
  for loan losses ..............................        957,182          798,311          584,656          465,651          390,957
Other income ...................................        426,066          108,561          130,342          105,181           48,688
General and administrative expenses ............        789,118          731,491          392,929          327,293          244,179
Other expenses .................................        444,185          281,613           53,455           32,333           25,604
                                                   ------------     ------------     ------------     ------------     ------------

Income/(loss) before income taxes
  and extraordinary item .......................        149,945         (106,232)         268,614          211,206          169,862
Income tax provision ...........................         26,575          (65,215)          89,315           74,751           67,324
                                                   ------------     ------------     ------------     ------------     ------------
Income/(loss) before extraordinary item(2) .....        123,370          (41,017)         179,299          136,455          102,538

Extraordinary item (net of tax of $3,526 - 2001,
  and of $5,225 - 2000) ........................         (6,549)          10,775               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

Net income/(loss)(2) ...........................   $    116,821     $    (30,242)    $    179,299     $    136,455     $    102,538
                                                   ============     ============     ============     ============     ============

Share Data(3)
Common shares outstanding at end of period
  (in thousands) ...............................        247,470          226,501          225,470          159,727          141,218
Preferred shares outstanding at end of period
  (in thousands) ...............................             --               --               --               --            1,996
Basic earnings/(loss) per share(2) .............   $        .48     $       (.13)    $       1.02     $        .88     $        .70
Diluted earnings/(loss) per share(2) ...........   $        .45     $       (.13)    $       1.01     $        .85     $        .66
Book value per share at end of period(4) .......   $       8.90     $       8.60     $       8.08     $       7.54     $       7.42
Common share price at end of period ............   $      12.24     $       8.13     $       7.45     $      14.25     $      17.31
Dividends declared per common share(5) .........   $        .10     $        .10     $        .10     $        .08     $        .15

Selected Financial Ratios
Dividend payout ratio ..........................          22.22%           --(6)              9.9%             9.4%            12.1%
Return on average assets .......................             34%           --(6)              .75%             .70%             .63%
Return on average equity .......................           5.51%           --(6)            13.20%           12.42%           10.92%
Average equity to average assets ...............           6.15%            5.83%            5.67%            5.60%            5.75%

(1) All financial data has been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2) The results for the years ended 2001, 2000, 1999 and 1998 include merger-related, integration, and other special charges of $164 million, $270 million, $23 million, and $34 million, after tax, respectively.

(3) All per share data have been adjusted to reflect all stock dividends and stock splits.

(4) Book value per share is calculated using equity divided by common shares outstanding at end of period.

(5) The higher dividend rate in prior periods is the result of acquisitions which were accounted for as a pooling-of-interests.

(6) These ratios are not meaningful due to the net loss recognized for the year ended December 31, 2000.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. Sovereign reported cash earnings of $378 million, or $1.47 per share, and operating earnings of $287 million, or $1.12 per share, compared to $309 million and $1.48 per share and $240 million, or $1.15 per share for 2001 and 2000, respectively. See the Reconciliation of Net Income to Operating Earnings below for more information related to operating and cash earnings. Net income for 2001 was $117 million or $.45 per share versus net loss for 2000 of $30.2 million or $.13 per share.

A reconciliation of net income to operating earnings is presented below:

--------------------------------------------------------------------------------
RECONCILIATION OF NET INCOME TO OPERATING EARNINGS
(Dollars in thousands, except per share data - all amounts are after-tax)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                                 TOTAL              PER SHARE
                                                                         ---------------------   ----------------
                                                                            2001         2000      2001    2000
                                                                         ---------   ---------    -----   -----
Net income/(loss) as reported ........................................   $ 116,821   $ (30,242)   $0.45  $(0.13)
Loss on the early extinguishment of debt(1) ..........................       6,549          --     0.03      --
Net negative carry on escrowed bond proceeds(2) ......................          --      18,589       --    0.08
Merger-related and integration costs related to recent acquisitions(3)          --      97,063       --    0.43
Expense on convertible trust preferred securities ("PIERS")(2) .......          --       6,502       --    0.03
Loss on securities due to restructuring of the balance sheet(4) ......          --      66,956       --    0.29
Restructuring(5) .....................................................       5,525      12,025     0.02    0.05
Non-solicitation expense(6) ..........................................     158,106      78,039     0.62    0.35
Assumed income from reinvestment of net proceeds of
  common equity and PIERS(2) .........................................          --      (9,051)      --   (0.04)
Impact of additional shares outstanding for 2000 common and
  PIERS securities offerings(7) ......................................          --          --       --    0.09
                                                                         ---------   ---------    -----   -----

Operating earnings(7) ................................................   $ 287,001   $ 239,881    $1.12   $1.15
                                                                         =========   =========    =====   =====

Cash earnings(7) .....................................................   $ 378,315   $ 308,564    $1.47   $1.48
                                                                         =========   =========    =====   =====

(1) Because the 2001 extinguishment of debt was not part of a structured deleveraging transaction where an offsetting gain was recorded within our statement of operations, we have included the extinguishment loss as a "special charge" in our reconciliation of net income to operating earnings.

(2) In connection with the New England Acquisition, Sovereign raised $1.8 billion of debt and equity capital in November and December of 1999, of which $1.3 billion of debt proceeds were in escrow with limited ability to reinvest the proceeds until the acquisition was completed on July 21, 2000. Consequently, the excess of negative carry and trust preferred expense over interest expense reduction realized on the raised capital resulted in a net reduction in pretax income of $24.7 million ($16.0 million after-tax) comprised of the following components for the year ended December 31, 2000:
    a) a reduction of net interest income of $28.6 million ($18.6 million after-tax); b) expense of $10.0 million ($6.5 million after-tax) associated with PIERS issued in November 1999; c) an assumed $13.9 million ($9.1 million after-tax) of interest expense reduction from the assumed paydown of other borrowings with the proceeds of the Trust Preferred Securities and common stock offerings.

(3) Merger-related and integration charges related to recent acquisitions include direct costs associated with the New England Acquisition, including investment banking and debt commitment fees, indirect costs incurred to integrate recent acquisitions into Sovereign's back-office systems, costs of training, relocation and associated travel, and management's estimate of the carrying costs of certain facilities and personnel acquired in the first and second closings on March 24 and June 16, 2000 that were not fully operational until July 21, 2000, the date of the final closing. Also included in merger-related and integration costs are expenses paid related to a structured real-estate transaction involving certain real estate related to SBNE.

(4) In June and September 2000, Sovereign sold $2.1 billion of investment securities as part of a balance sheet deleveraging strategy and incurred a $103 million loss ($67.0 million after-tax). Sovereign used the proceeds from such sales primarily to repay short-term borrowings.

(5) As more fully discussed in "Other Operating Expenses", Sovereign recorded restructuring charges of $27.0 million ($17.5 million after-tax), $8.5 million of which was recorded in 2001 related to the closure of 14 in-store offices and a redirection of e-commerce efforts, and $18.5 million of which was recorded in 2000 primarily related to severance and outplacement related expenses.

(6) As more fully discussed in Note 2 to the Financial Statements, Sovereign was required to pay $363 million to FleetBoston, subject to FleetBoston's compliance with a non-solicitation agreement. Sovereign expensed such payments ratably from the completion of the acquisition until final payment in September 2001.

(7) Operating earnings per share and cash earnings per share are calculated using an adjusted weighted average number of shares outstanding, which include for the year ended December 31, 2000, a pro rata portion of the shares issued in November 1999 in proportion to deposits acquired on March 24, 2000, June 16, 2000, and July 21, 2000 over total estimated SBNE deposits acquired in each phase of the New England Acquisition.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

As shown in the reconciliation above, 2001 operating earnings differ from 2001 net income due primarily to non-solicitation payments made through September 2001 to FleetBoston related to the New England Acquisition. The other reconciling items are discussed within this Management's Discussion and Analysis. The total after-tax impact of the items excluded from 2001 net income to arrive at operating earnings was $170.2 million. Operating earnings for 2000 include certain tax benefits related to the sale of minority interests and exclude special charges related to restructuring and merger-related costs as more fully described in the footnotes below. The net impact of the tax benefits and special charges for the year ended December 31, 2000 were $270.1 million after-tax. Cash earnings are operating earnings excluding amortization (after-tax) of intangible assets and ESOP-related expense.

Sovereign analyzes its performance on a net income basis determined in accordance with generally accepted accounting principles, as well as on an operating and a cash-operating basis referred to in this analysis as "operating earnings" and "cash earnings". Operating and cash earnings, and ratios derived from such amounts, and related discussions are presented as supplementary information in this analysis to enhance the readers' understanding of, and highlight trends in, its core financial results excluding the non-recurring effects of discrete business acquisitions and other transactions. The Company has included these additional disclosures of operations before special charges because this information is both relevant and useful in understanding performance of the Company. Operating and cash earnings should not be viewed as a substitute for net income and earnings per share as determined in accordance with generally accepted accounting principles.

Formation of Sovereign Bank New England Division. On February 28, 2000, Sovereign entered into an amended purchase and assumption agreement with FleetBoston Financial to acquire a business consisting of branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches (the "New England Acquisition"). In total, the Bank purchased 281 community banking offices (exclusive of 4 locations which were resold to a third party). The New England Acquisition, which resulted in the creation of the Sovereign Bank New England division of Sovereign Bank included the former Fleet Bank community banking franchise in eastern Massachusetts, the entire former BankBoston community banking franchise in Rhode Island, and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group of Fleet Bank in Massachusetts and New Hampshire, and of BankBoston in Rhode Island and Connecticut. The New England Acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

Sovereign completed the New England Acquisition in three phases during 2000. Sovereign's results include the operations of these acquired branches, assets and liabilities from their respective acquisition dates, and thereafter. Total liabilities assumed through the acquisition were $12.3 billion. Additionally, tangible assets purchased by Sovereign included loan balances of $9.1 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $4.3 billion of residential mortgages (inclusive of $1.1 billion of residential mortgage loans which were not relationship assets that were subsequently sold as part of the Bank's asset-liability management strategy to reduce interest-rate risk), $85 million of currency, $68 million of premises and equipment, $180 million of precious metals inventory and $213 million of prepaid and other miscellaneous assets. Cash received, net of the premium paid, was $1.9 billion.

Total consideration for the New England Acquisition was 12% of acquired deposits less agreed upon reductions. The premium included $848 million, which was paid as of the final closing on July 21, 2000, and $363 million, paid in periodic installments from January 2001 through September 2001 upon FleetBoston's performance of non-solicitation obligations specified under the purchase agreement and satisfaction of certain other conditions. These payments related to the non-solicitation agreement were recorded as expense ratably from the completion of the New England Acquisition on July 21, 2000 through the completion of the payments. The New England Acquisition resulted in total goodwill of $826 million after taking into consideration fair value adjustments on acquired assets of $163 million, establishment of an initial allowance for loan losses of $135 million, direct costs associated with the acquisition of $32 million, and the $352 million of purchase price allocated to core deposit intangible.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Net Interest Income. Net interest income for 2001 was $1.1 billion compared to $855 million for 2000, or an increase of 23%. The increase in net interest income in 2001 was due to the full-year effect of the interest-earning assets from the New England Acquisition, internal asset growth, and by the significant decline in interest rates throughout 2001. The New England Acquisition added $8.0 billion to average loans and $6.9 billion to average deposits (replacing higher cost FHLB borrowings) in 2000. Net interest margin (net interest income divided by average interest-earning assets) was 3.57% for 2001 compared to 3.06% for 2000.

Interest on interest-earning deposits was $2.5 million for 2001 compared to $22.2 million for 2000. The average balance of interest-earning deposits was $65.0 million with an average yield of 3.88% for 2001 compared to an average balance of $138 million with an average yield of 16.08% for 2000. The high yields of 2000 were the result of an outsourced accounts payable process whereby a third-party vendor performed check processing and reconcilement functions for Sovereign's disbursement accounts and paid Sovereign interest on disbursed funds during the two-to-three day float period, effectively producing interest income with no corresponding asset balance. Sovereign terminated this agreement in 2001.

Interest on investment securities available for sale was $538 million for 2001 compared to $487 million for 2000. The increase in interest income was due to the increase in average investment securities available for sale from $6.8 billion in 2000 to $8.0 billion in 2001, offset by lower interest income on investment securities available for sale due to declining interest rates.

Interest on investment securities held to maturity was $68.6 million for 2001 compared to $132 million for 2000. The average balance of investment securities held to maturity was $1.0 billion with an average yield of 6.76% for 2001 compared to an average balance of $2.0 billion with an average yield of 6.80% for 2000. In 2000, in order to consummate the New England Acquisition, the Company was required to hold in escrow until the final closing $1.3 billion in liquid short-term, low yielding securities, which were classified as held to maturity. The release of those escrowed funds decreased the average balance for the remainder of 2000 and all of 2001.

Interest and fees on loans were $1.6 billion for both 2001 and 2000. The average balance of net loans was $20.9 billion with an average yield of 7.75% for 2001 compared to an average balance of $19.4 billion with an average yield of 8.40% for 2000. Although the New England Acquisition increased average loans by $8 billion in 2000, this growth in average loans was offset by the conversion of $1.2 billion mortgage loans into mortgage-backed securities, strategic loan sales of $1.3 billion, and run-off of certain portfolios due to management's desire to limit credit or interest rate exposure to certain loan types in the current economic environment. The decline in average yields year to year is due to the decrease of market rates during the year of 475 basis points. Over 26% of our loan portfolio reprices monthly or more frequently.

Interest on total deposits was $706 million for 2001 compared to $735 million for 2000. The average balance of total deposits was $23.5 billion with an average cost of 3.00% for 2001 compared to an average balance of $19.2 billion with an average cost of 3.83% for 2000. The increase in the average balance was due primarily to the full year effect of the New England Acquisition, which added over $6.9 billion to average deposits during 2000. The decrease in average cost in 2001 mainly reflects the decrease in deposit rates due to market conditions.

Interest on borrowings and long-term debt was $462 million for 2001 compared to $680 million for 2000. The average balance of total borrowings was $8.0 billion with an average cost of 5.79% for 2001 compared to an average balance of $10.3 billion with an average cost of 6.58% for 2000.

Average non-interest earning assets were $4.6 billion for 2001, as compared to $3.6 billion for 2000, an increase of $1.0 billion. The increase was due primarily to the full year impact in 2001 of additions of non-earning assets during 2000 including $1.2 billion in goodwill and other intangibles from the New England Acquisition, an additional investment in bank owned life insurance ("BOLI") of $200 million, and the addition of the precious metals business and equipment of $171 million, also related to the New England Acquisition.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table 1 presents a summary on a tax equivalent basis of Sovereign's average balances, the yields earned on average assets and the cost of average liabilities and stockholders' equity for the years indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 1: NET INTEREST MARGIN

                                                                 YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------------------------------------------
                                                       2001                                       2000
                                  -----------------------------------------   --------------------------------------
                                     AVERAGE                        YIELD/       AVERAGE                      YIELD/
                                     BALANCE         INTEREST        RATE        BALANCE        INTEREST       RATE
                                     -------         --------        ----        -------        --------       ----
Interest-earning assets:
Interest-earning deposits ....   $     65,002     $      2,522       3.88%    $    137,826    $     22,158     16.08%
Investment securities(1)
  available for sale .........      7,974,688          548,430       6.88        6,840,799         496,922      7.26
  held to maturity ...........      1,016,848           68,705       6.76        1,950,093         132,537      6.80
Net loans(1)(2) ..............     20,865,637        1,618,022       7.75       19,411,854       1,631,240      8.40
                                 ------------     ------------      -----     ------------    ------------     -----

Total interest-earning
  assets .....................     29,922,175        2,237,679       7.48       28,340,572       2,282,857      8.06
Non-interest-earning
  assets .....................      4,552,095               --         --        3,607,109              --        --
                                 ------------     ------------      -----     ------------    ------------     -----
Total assets .................   $ 34,474,270     $  2,237,679       6.49%    $ 31,947,681    $  2,282,857      7.15%
                                 ============     ------------      -----     ============    ------------     -----


Interest-bearing liabilities:
Deposits:
  Demand deposit and
    NOW accounts .............   $  7,508,165     $     71,156       0.95%    $  5,468,164    $     81,842      1.50%
  Savings accounts ...........      2,952,215           57,905       1.96        2,741,867          67,880      2.48
  Money market accounts ......      4,864,877          144,156       2.96        3,059,568         132,131      4.32
  Certificates of deposit:
    Jumbo ....................        507,242           28,044       5.53          862,201          54,073      6.27
    Retail ...................      7,687,698          404,625       5.26        7,073,742         399,161      5.64
                                 ------------     ------------      -----     ------------    ------------     -----
  Total deposits .............     23,520,197          705,886       3.00       19,205,542         735,087      3.83

Total borrowings and long-term
  debt .......................      7,988,839          462,307       5.79       10,338,648         679,837      6.58
                                 ------------     ------------      -----     ------------    ------------     -----
Total interest-bearing
  liabilities ................     31,509,036        1,168,193       3.71       29,544,190       1,414,924      4.79
Non-interest-bearing
  liabilities ................        843,660               --         --          541,035              --        --
                                 ------------     ------------      -----     ------------    ------------     -----

  Total liabilities ..........     32,352,696        1,168,193       3.61       30,085,225       1,414,924      4.70
Stockholders' equity .........      2,121,574               --         --        1,862,456              --        --
                                 ------------     ------------      -----     ------------    ------------     -----
  Total liabilities and
  stockholders' equity .......   $ 34,474,270     $  1,168,193       3.39     $ 31,947,681    $  1,414,924      4.43
                                 ============     ------------      -----     ============    ------------     -----

Net interest spread(3) .......                                       3.10%                                      2.72%
                                                                    =====                                      =====

Taxable equivalent interest
  income/net interest
  margin .....................                       1,069,486       3.57%                         867,933      3.06%
                                                                    =====                                      =====
  Tax equivalent
  basis adjustment ...........                         (15,204)                                    (13,122)
                                                  ------------                                ------------
  Net interest income ........                    $  1,054,282                                $    854,811
                                                  ============                                ============

Ratio of interest-earning
  assets to interest- bearing
  liabilities ................                                       .95x                                        .96x
                                                                     ====                                        ====

                                          YEAR ENDED DECEMBER 31,
                                -------------------------------------
                                                   1999
                                 ------------------------------------
                                    AVERAGE                    YIELD/
                                    BALANCE       INTEREST      RATE
                                    -------       --------      ----
Interest-earning assets:
Interest-earning deposits ....   $     15,170   $      4,721    31.12%
Investment securities(1)
  available for sale .........      8,079,731        553,167     6.85
  held to maturity ...........      1,440,894         99,949     6.94
Net loans(1)(2) ..............     12,379,295        961,635     7.77
                                 ------------   ------------    -----

Total interest-earning
  assets .....................     21,915,090      1,619,472     7.39
Non-interest-earning
  assets .....................      2,027,003             --       --
                                 ------------   ------------    -----
Total assets .................   $ 23,942,093   $  1,619,472     6.76%
                                 ============   ------------    -----


Interest-bearing liabilities:
Deposits:
  Demand deposit and
    NOW accounts .............   $  2,835,152   $     34,622     1.22%
  Savings accounts ...........      2,246,127         58,333     2.60
  Money market accounts ......      1,288,581         50,246     3.90
  Certificates of deposit:
    Jumbo ....................        891,333         47,818     5.36
    Retail ...................      4,945,452        249,807     5.05
                                 ------------   ------------    -----
  Total deposits .............     12,206,645        440,826     3.61

Total borrowings and long-term
  debt .......................     10,101,973        551,847     5.46
                                 ------------   ------------    -----
Total interest-bearing
  liabilities ................     22,308,618        992,673     4.45
Non-interest-bearing
  liabilities ................        274,858             --       --
                                 ------------   ------------    -----

  Total liabilities ..........     22,583,476        992,673     4.40
Stockholders' equity .........      1,358,617             --       --
                                 ------------   ------------    -----
  Total liabilities and
  stockholders' equity .......   $ 23,942,093   $    992,673     4.15
                                 ============   ------------    -----

Net interest spread(3) .......                                   2.61%
                                                                =====

Taxable equivalent interest
  income/net interest
  margin .....................                       626,799     2.86%
                                                                =====
  Tax equivalent
  basis adjustment ...........                       (12,143)
                                                 -----------
  Net interest income ........                   $   614,656
                                                 ===========

Ratio of interest-earning
  assets to interest- bearing
  liabilities ................                                  .98x
                                                                 ====

(1) Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2001, 2000 and 1999 were $10.2 million, $9.5 million and $9.5 million, respectively. Tax equivalent adjustments to interest loans for the years ended December 31, 2001, 2000 and 1999, were $5.0 million, $3.6 million and $2.5 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2) Amortization of net fees of $29.1 million, $14.4 million and $10.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 2: VOLUME/RATE ANALYSIS

                                                               YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                                   2001 VS. 2000                      2000 VS. 1999
                                               INCREASE/(DECREASE)                  INCREASE/(DECREASE)
                                      -----------------------------------   -----------------------------------
                                       VOLUME         RATE        TOTAL       VOLUME        RATE         TOTAL
                                       ------         ----        -----       ------        ----         -----
Interest-earning assets:
  Interest-earning deposits ........ $ (11,708)   $  (7,928)   $ (19,636)   $  38,171    $ (20,734)   $  17,437
  Investment securities
    available for sale .............    82,367      (30,859)      51,508      (84,822)      28,577      (56,245)
  Investment securities
    held to maturity ...............   (63,427)        (405)     (63,832)      35,321       (2,733)      32,588
  Net loans(1) .....................   122,166     (135,384)     (13,218)     546,296      123,309      669,605
                                                               ---------                              ---------

Total interest-earning assets ......                             (45,178)                               663,385
                                                               ---------                              ---------

Interest-bearing liabilities:
  Deposits .........................   165,142     (194,342)     (29,200)     252,755       41,506      294,261
  Borrowings .......................  (154,516)     (63,014)    (217,530)      12,929      115,061      127,990
                                                               ---------                              ---------

Total interest-bearing liabilities .                            (246,730)                               422,251
                                                               ---------                              ---------

Net change in net interest income .. $ 118,772    $  82,780    $ 201,552    $ 269,282    $ (28,148)   $ 241,134
                                     =========    =========    =========    =========    =========    =========

(1) Includes non-accrual loans and loans held for sale.
--------------------------------------------------------------------------------

Provision for Loan Losses. The provision for loan losses is based upon credit loss experience and an estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2001 was $97.1 million compared to $56.5 million for 2000. The higher provisioning was required because of the higher balance of average loans, increased levels of non-performing and potential problem loans, and current economic conditions. The overall allowance as a percentage of loans outstanding increased from 1.17% in 2000 to 1.30% in 2001. As Sovereign continues to place emphasis on commercial and consumer lending, management will regularly evaluate the risk inherent in its loan portfolio and increase its loan loss provision as is necessary.

Sovereign's net charge-offs for 2001 were $88.8 million and consisted of charge-offs of $121 million and recoveries of $32.2 million. This compares to 2000 net charge-offs of $67.8 million consisting of charge-offs of $92.9 million and recoveries of $25.1 million. Sovereign's increased level of commercial charge-offs in 2001 was related primarily to deterioration in a segment of the portfolio concentrated in cash flow-based enterprise value lending, primarily in syndicated multi-bank credits that were originated by other banks and participated in by Sovereign. The increase in consumer charge-offs was due to a 17% increase in consumer loans during 2001 and a general deterioration in the economic environment resulting in higher personal bankruptcies and larger incidences of consumer loan losses.

The ratio of net loan charge-offs to average loans, including loans held for sale, was .42% for 2001, compared to .35% for 2000. Commercial loan net charge-offs as a percentage of average commercial loans were .54% for 2001, compared to .50% for 2000. Consumer loan net charge-offs as a percentage of average consumer loans were .59% for 2001, compared to .49% for 2000. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .08% for 2001 and .09% for 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table 3 presents the activity in the allowance for loan losses for the years indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 3: RECONCILIATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                                    DECEMBER 31,
                                                   --------------------------------------------------------------------------------
                                                        2001            2000             1999             1998             1997
                                                   ------------     ------------     ------------     ------------     ------------
Allowance, beginning of year ...................   $    256,356     $    132,986     $    133,802     $    116,823     $     73,847
Charge-offs:
Residential(1) .................................          7,506            8,293           14,038            6,223            8,869
  Commercial ...................................         46,214           41,071            4,659            3,220            3,687
  Consumer .....................................         67,220           43,528           36,326           36,887           11,628
                                                   ------------     ------------     ------------     ------------     ------------

Total charge-offs ..............................        120,940           92,892           55,023           46,330           24,184
                                                   ------------     ------------     ------------     ------------     ------------

Recoveries:
  Residential ..................................          2,500            1,433            1,629            1,134            1,040
  Commercial ...................................          3,177            8,729            1,429              839            2,264
  Consumer .....................................         26,474           14,894           16,350           10,715            2,079
                                                   ------------     ------------     ------------     ------------     ------------

Total recoveries ...............................         32,151           25,056           19,408           12,688            5,383
                                                   ------------     ------------     ------------     ------------     ------------

Charge-offs, net of recoveries .................         88,789           67,836           35,615           33,642           18,801
Provision for loan losses ......................         97,100           56,500           30,000           27,961           41,125
Acquired allowance and other additions(2) ......             --          134,706            4,799           22,660           20,652
                                                   ------------     ------------     ------------     ------------     ------------

Allowance, end of year .........................   $    264,667     $    256,356     $    132,986     $    133,802     $    116,823
                                                   ============     ============     ============     ============     ============

Charge-offs, net of recoveries, to average
  total loans ..................................            .42%             .35%             .28%             .30%             .18%
                                                   ============     ============     ============     ============     ============

(1) The 1999 residential charge-offs include $7.0 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the second and fourth quarters of 1999.

(2) For 2000, amount represents initial allowance established in connection with New England Acquisition. For 1999, amount represents Sovereign's June 1999 acquisition of Peoples Bancorp, Inc. For 1998, amount includes $20.5 million of loan loss allowance established in connection with the CoreStates branch acquisition. For 1997, amount includes $22.0 million of loan loss allowance established as part of the Fleet Auto acquisition, partially off-set by net charge-offs of $2.7 million related to First State for the three-month period ended December 31, 1996 resulting from the differing fiscal year end of First State.
--------------------------------------------------------------------------------

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

Other Income. Total other income was $426 million for 2001 compared to $109 million for 2000. Several factors contributed to the increase in other income as discussed below.

Consumer fees were $158 million for 2001 compared to $97.1 million in 2000. This increase was primarily due to a favorable shift from time to core deposit products along with the full year's impact of the New England Acquisition. Additionally, in 2001 the Company aggressively promoted demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Commercial fees were $75.8 million for 2001 compared to $36.9 million in 2000. This increase was due to growth in both commercial loans and core deposits during the year augmented by a full year's impact of the New England Acquisition.

Mortgage banking revenues were $69.5 million for 2001 compared to $25.2 million for 2000. Included in mortgage banking revenues are $38.7 million of gains related to sales of $4.1 billion of whole mortgage loans during 2001 and gains of $35.0 million related to

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------

sales of mortgage-backed securities (recently converted from mortgage loans) as compared to gains of $7.0 million and $7.9 million for 2000 loans and mortgage servicing rights sales, respectively, and no gains on the sale of mortgage-backed securities. At December 31, 2001, Sovereign serviced $5.1 billion of residential loans for others as compared to $4.2 billion at December 31, 2000.

The Capital Markets Group generated revenue of $11.2 million in 2001 and $11.1 million in 2000. The Capital Markets Group was created during 2000 in three phases. The first phase provided risk management services for corporate clients including foreign exchange, investments and derivatives, and securitization expertise for Sovereign's balance sheet assets. The second phase added merger and acquisitions expertise to assist clients. The third phase, completed in November 2001, included the formation of a broker dealer.

Income from bank-owned life insurance ("BOLI") was $42.7 million for 2001 compared to $34.3 million for 2000. This increase was primarily due to an additional investment in BOLI of $200 million which was made during 2000.

Miscellaneous income increased $38.2 million to $53.9 million in 2001 due primarily to a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania. The impact of the sale is not expected to significantly impact future results.

Net gains on sales of investment securities and related derivatives were $15.5 million for 2001, compared to a net loss of $112 million for 2000. This improvement was due primarily to second and third quarter 2000 balance sheet deleveraging transactions in which Sovereign sold $2.1 billion of available for sale mortgage-backed securities, resulting in losses of $103 million. Periodically, Sovereign will sell certain investment securities and use the proceeds to pay off short-term advances. Upon repayment of the short-term advances, related swaps hedging these instruments may be terminated. In these instances of balance sheet deleveraging, such hedging gains or losses are netted against the offsetting security loss or gain. Net gains/(losses) on investments were $30.2 million and ($121.1) million, for the years ended December 31, 2001 and 2000, respectively and net gains/(losses) on related derivative contracts were ($14.7) million and $9.4 million for the years ended December 31, 2001 and 2000, respectively. Sales of available for sale investment securities have little impact on stockholders' equity as unrealized gains and losses on these securities are recognized as market values change and are recorded as an increase or decrease in the other comprehensive income component of stockholders' equity in accordance with SFAS 115.

General and Administrative Expenses. Total operating general and administrative expenses were $789 million for 2001 compared to $582 million in 2000, which exclude merger related and other special charges in 2000 as described below, or an increase of 36%. This increase was due primarily to the full year impact in 2001 of the New England Acquisition which increased compensation and benefits expense for the approximately 3,700 staff and management personnel which were added throughout 2000, increased occupancy and equipment expenses for the additional 281 community banking offices acquired, technology expense increased due to the expanded network and back office platforms built to support the New England Acquisition, and increased other administrative expenses resulting from the acquisition. These expenses were reflected in 2000 results from each of the respective three closing dates. See Note 2 - Business Combinations in the "Notes to the Consolidated Financial Statements" for more details on the New England Acquisition. Sovereign's efficiency ratio (all operating general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2001 was 53.9% compared to 54.3% for 2000. Included in 2000 total general and administrative expenses were $149 million of merger-related, integration and other charges related to recent acquisitions. These special charges include charges directly attributable to the acquired SBNE branches, indirect costs incurred to integrate recent acquisitions into Sovereign's back office systems, costs that management considered redundant due to separating the New England Acquisition from a single closing into three separate closings, and expenses related to the structured real estate transaction that involved properties utilized by SBNE.

Other Operating Expenses. Total other operating expenses were $444 million for 2001 compared to $282 million for 2000. Other operating expenses included amortization of goodwill and other intangible assets of $134 million for 2001 compared to $98.9 million for 2000 and trust preferred securities expense of $59.1 million for 2001 compared to $44.3 million for 2000. The increase in amortization expense is due to the New England Acquisition, which added $1.1 billion to Sovereign's intangible assets. In November 2000, the Company announced the results of a restructuring initiative. In addition to realigning the Office of the Chief Executive Officer and the Company around customer segments, Sovereign analyzed front and back office operations and computer

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in the first quarter 2001 related to the closure of 14 "in-store" offices and a redirection of e-commerce efforts, and the remainder of which was recorded in 2000, and was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform.

As part of the New England Acquisition, Sovereign was required to pay $363 million over a period from January 1, 2001 through September 2001, $120 million of which was expensed during 2000 and the remaining $243 million expensed in 2001 subject to FleetBoston's performance of non-solicitation obligations under the purchase agreement and satisfaction of certain other conditions.

Income Tax Provision. The income tax provision, including taxes related to an extraordinary item, was $23.0 million for 2001 compared to a benefit of $60.0 million for 2000. The effective tax rate for 2001 was 16.4% compared to (66.5%) for 2000. In 2001, certain components of Sovereign's income are not subject to tax, including income of $29.1 million related to tax-exempt investments and income of $42.7 million related to Bank-owned life insurance. Management expects that the absolute dollar amount of these tax exempt items will not change significantly during 2002; however, the percent effect of these non-taxed items on the effective rate will vary in the future depending on the level of pretax income. The effective tax rate for 2001 and 2000 is not meaningful due to the high proportion of permanent tax differences, including certain one-time tax benefits included in operating earnings, in relation to the recorded pretax income/(loss). For additional information with respect to Sovereign's income taxes, see Note 18 in the "Notes to Consolidated Financial Statements" hereof.

Extraordinary Items. In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pre-tax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

During the first quarter of 2000, Sovereign sold FHLB advances, which resulted in a pretax gain of $16.0 million ($10.8 million after-tax) and is treated as an early extinguishment of debt under current generally accepted accounting principles.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------

FINANCIAL CONDITION

Loan Portfolio. Sovereign's loan portfolio at December 31, 2001 was $20.4 billion compared to $21.9 billion at December 31, 2000, comprised of $8.2 billion of commercial loans, $7.1 billion of consumer loans and $5.0 billion of residential loans at December 31, 2001. This compares to $7.8 billion of commercial loans, $6.1 billion of consumer loans, and $8.0 billion of residential loans at December 31, 2000.

During 2000, Sovereign securitized and removed from the balance sheet commercial automotive floor plan loans of $579 million and consumer home equity loans of $369 million. See Note 22 Asset Securitizations in the Notes to Consolidated Financial Statements for more details. Sovereign also converted $1.2 billion of residential mortgages to FHLMC mortgage-backed securities which are included in Sovereign's investment securities held to maturity portfolio at December 31, 2000.

Residential loans decreased to 25% of the total loan portfolio at December 31, 2001 as compared to 36% at December 31, 2000. This decrease was due to the sale or conversion into mortgage-backed securities of $4.1 billion of residential mortgages during 2001.

Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 10% of its assets in large commercial loans, with another 10% of assets permissible in "small business loans." Commercial loans secured by real estate, however, are in addition to the above amounts, and can be made in an amount up to four times an institution's capital. An institution can also have commercial leases in addition to the above, up to 10% of its assets. Commercial loans and small business loans, as defined, totaled $3.1 billion and $1.6 billion, respectively, as compared to the 10% of assets limitation of $3.5 billion at December 31, 2001.

Table 4 presents the composition of Sovereign's loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 4: COMPOSITION OF LOAN PORTFOLIO

                                                                      AT DECEMBER 31,
                    ----------------------------------------------------------------------------------------------------------------
                              2001                   2000                  1999                   1998                   1997
                    ---------------------  ---------------------  --------------------  ---------------------  ---------------------
                       BALANCE    PERCENT     BALANCE    PERCENT    BALANCE    PERCENT     BALANCE    PERCENT     BALANCE    PERCENT
                       -------    -------     -------    -------    -------    -------     -------    -------     -------    -------
Commercial real
  estate loans .... $ 3,082,330    15.1%   $ 2,793,616    12.7%   $ 1,516,953    10.6%   $   887,938     7.7%   $   664,943     5.6%
Commercial and
  industrial loans    4,506,198    22.1      4,397,009    20.1      1,690,744    11.8        717,440     6.2        356,517     3.1
Other .............     657,527     3.2        640,782     3.0        867,642     6.1        693,342     6.0        395,327     3.4
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

  Total Commercial
    Loans .........   8,246,055    40.4      7,831,407    35.8      4,075,339    28.5      2,298,720    19.9      1,416,787    12.1
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

Home equity loans .   3,756,621    18.4      3,256,598    14.9      1,957,945    13.7      1,750,883    15.1      1,050,304     9.0
Auto loans ........   2,882,417    14.1      2,309,025    10.5      1,936,980    13.6      1,510,676    13.0      1,553,318    13.4
Other .............     509,272     2.5        536,358     2.4        573,717     4.0        549,488     4.8        532,075     4.6
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

  Total Consumer
    Loans .........   7,148,310    35.0      6,101,981    27.8      4,468,642    31.3      3,811,047    32.9      3,135,697    27.0
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

Residential real
  estate loans ....   5,005,219    24.6      7,978,857    36.4      5,744,484    40.2      5,473,003    47.2      7,082,316    60.9%
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

  Total Loans ..... $20,399,584   100.0%   $21,912,245   100.0%   $14,288,465   100.0%   $11,582,770   100.0%   $11,634,800   100.0%
                    ===========   =====    ===========   =====    ===========   =====    ===========   =====    ===========   =====
Total Loans with:
  Fixed rates ..... $12,875,742    63.1%   $14,165,535    64.6%   $ 8,769,876    61.4%   $ 6,095,088    52.6%   $ 4,859,629    41.8%
  Variable rates ..   7,523,842    36.9      7,746,710    35.4      5,518,589    38.6      5,487,682    47.4      6,775,171    58.2
                    -----------   -----    -----------   -----    -----------   -----    -----------   -----    -----------   -----

  Total Loans ..... $20,399,584   100.0%   $21,912,245   100.0%   $14,288,465   100.0%   $11,582,770   100.0%   $11,634,800   100.0%
                    ===========   =====    ===========   =====    ===========   =====    ===========   =====    ===========   =====

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table 5 presents the contractual maturity of Sovereign's commercial loans at December 31, 2001 (in thousands):

--------------------------------------------------------------------------------
TABLE 5: LOAN MATURITY SCHEDULE

                                                                                   AT DECEMBER 31, 2001, MATURING
                                                                        -----------------------------------------------------
                                                                        IN ONE YEAR      ONE TO        AFTER
                                                                          OR LESS      FIVE YEARS    FIVE YEARS      TOTAL
                                                                         ----------    ----------    ----------    ----------
Commercial real estate loans .........................................   $  484,265    $1,072,062    $1,526,003    $3,082,330
Commercial and industrial loans ......................................      590,282     1,939,313     1,976,603     4,506,198
Other commercial .....................................................       96,073       261,870       299,584       657,527
                                                                         ----------    ----------    ----------    ----------
  Total ..............................................................   $1,170,620    $3,273,245    $3,802,190    $8,246,055
                                                                         ==========    ==========    ==========    ==========
Loans with:
Fixed rates ..........................................................   $  267,909    $1,580,613    $1,299,003    $3,147,525
Variable rates .......................................................      902,711     1,692,632     2,503,187     5,098,530
                                                                         ----------    ----------    ----------    ----------
  Total ..............................................................   $1,170,620    $3,273,245    $3,802,190    $8,246,055
                                                                         ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------

Investment Securities. Sovereign's investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. All of the CMO private label issues have ratings of "AAA" by Standard and Poor's and Fitch at December 31, 2001. The classes are backed by single-family residential loans which are primary residences geographically dispersed throughout the United States. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. Sovereign's strategy is to purchase classes, which have an average life of four years or less. The effective duration of the total investment portfolio at December 31, 2001 was
3.6 years. Sovereign also holds $325 million of corporate trust preferred securities all with maturities in excess of 10 years.

In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, impairment loss is recognized in the current period operating results to the extent of the decline.

During 2001 and 2000, the Company converted $1.6 billion and $1.2 billion, respectively, of residential mortgage loans into mortgage-backed securities, and retained 100% of the securities of the trusts to which the loans were sold. The book value of these loans was reclassified from loans to investment securities upon securitization. Classification as available for sale or held to maturity was determined as discussed below.

Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of estimated income taxes. All of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities available for sale, see Note 4 in the "Notes to Consolidated Financial Statements" hereof. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Investment Securities Held to Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association ("GNMA"), and private issuers; and collateralized mortgage obligations. On January 1, 2001, Sovereign reclassified $800 million of held to maturity investments to available for sale investments as allowed upon adoption of SFAS
133. For additional information with respect to the amortized cost and estimated fair value of Sovereign's investment securities held to maturity, see Note 4 in the "Notes to Consolidated Financial Statements" hereof.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANAYLSIS---------------------

The actual maturities of the mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

Table 6 presents the book value of investment securities by obligation and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign's stockholders' equity which were held by Sovereign at December 31, 2001 (dollars in thousands):

--------------------------------------------------------------------------------
TABLE 6: INVESTMENT SECURITIES BY OBLIGOR

                                                       AT DECEMBER 31,
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------
Investment securities available for sale:
  U.S. Treasury and government
  agency securities .....................   $6,649,220   $  765,880   $  964,016
  State and municipal securities ........       24,392       38,769       32,179
  Other securities ......................    2,908,067    4,510,935    7,034,017
                                            ----------   ----------   ----------
Total investment securities
  available for sale ....................   $9,581,679   $5,315,584   $8,030,212
                                            ==========   ==========   ==========
Investment securities held to maturity:
  U.S. Treasury and government
  agency securities .....................   $  874,059   $1,568,907   $  504,673
  State and municipal securities ........        4,128          739        3,275
  Other securities ......................        5,250      408,622    1,854,103
                                            ----------   ----------   ----------
Total investment securities
  held to maturity ......................   $  883,437   $1,978,268   $2,362,051
                                            ==========   ==========   ==========

--------------------------------------------------------------------------------
TABLE 7: INVESTMENT SECURITIES OF SINGLE ISSUERS

                                                      AT DECEMBER 31, 2001
                                                --------------------------------
                                                   AMORTIZED           FAIR
                                                      COST             VALUE
                                                --------------    --------------
Cendant Mortgage ...........................    $  227,354,649    $  232,856,483
PNC Mortgage Securities ....................       237,784,952       239,047,306
Structured Asset Securities Corporation ....       300,873,057       302,470,270
First Nationwide Trust .....................       236,104,581       239,363,211
                                                --------------    --------------
  Total ....................................    $1,002,117,239    $1,013,737,270
                                                ==============    ==============

--------------------------------------------------------------------------------

Goodwill and Intangible Assets. Goodwill and other intangible assets decreased to $1.3 billion from $1.5 billion which represented 4% of total assets and 61% of stockholders' equity at December 31, 2001, and is comprised of goodwill of $955 million and core deposit intangible assets of $389 million. The decrease in goodwill and other intangible assets was due to amortization offset by an increase of $23.5 million related to some final purchase price adjustments recorded in 2001 for the New England Acquisition. Through December 31, 2001, Sovereign was amortizing goodwill over 25 years. Upon adoption of SFAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002, Sovereign will cease to amortize its goodwill, and will measure it for impairment annually or as indicators of impairment arise.

Sovereign established core deposit intangibles (CDI) in instances where low-cost deposits were acquired in purchase business combinations. Sovereign determined the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent time deposit rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows were based on the average expected life of the deposits acquired for each product less cost to service the deposits. This intangible is amortized using an accelerated method over the expected life of the underlying deposit, which is generally 10 years.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Other Assets. Premises and equipment decreased from 2000 primarily due to depreciation of $43.1 million and the disposition of $4.4 million of assets through the sale of branches in southern New Jersey, Delaware and Eastern Pennsylvania offset by new purchases. Accrued interest receivable decreased $46.6 million due to the contraction in the loan portfolio and the decreased yield on loans. Other assets at December 31, 2001 were $1.5 billion compared to $951.7 million at December 31, 2000. The increase primarily relates to an increase in loans in process of $357 million from a rise in residential and consumer loan volume due to the prevailing low rates, deferred taxes of $61.6 million, the market value of derivatives of $46.9 million due principally to derivatives related to the indirect auto securitization, and other increases.

Deposits. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits at December 31, 2001 were $23.3 billion compared to $24.5 billion at December 31, 2000. The decrease in deposits is attributable to decreases in jumbo and retail time deposits, which decreased $2.0 billion year-to-year. Additionally, Sovereign sold 18 branch offices with deposits of $315 million to another institution in June 2001. Excluding these two items, deposits increased approximately $1.1 billion or 5% during 2001.

Comparative detail of average balances and rates by deposit type is included in Table 1 Net Interest Margin earlier in this discussion.

Borrowings. Sovereign utilizes short-term borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh ("FHLB") provided certain standards related to creditworthiness have been met. Other sources of funds available to Sovereign include federal funds, and reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by investment securities. Total borrowings at December 31, 2001 were $2.7 billion, compared to total borrowings of $1.3 billion at December 31, 2000. The increase in short-term borrowings was due to more attractive funding costs in these funding sources versus retail and jumbo time deposits.

Table 8 presents information regarding Sovereign's borrowings and the related weighted average rate at the dates indicated (in thousands):

--------------------------------------------------------------------------------

TABLE 8: BORROWINGS                                           AT DECEMBER 31,
                                              --------------------------------------------
                                                        2001                    2000
                                              ---------------------   --------------------
                                               BALANCE        RATE     BALANCE        RATE
                                              ----------      ----    ----------      ----
Federal funds purchased ...................   $  452,002      1.75%   $  130,000      5.23%
Securities sold under repurchase agreements      297,741      1.45%      230,900      6.58%
Federal Home Loan Bank advances ...........    1,929,021      3.08%      970,000      6.62%
                                              ----------      ----    ----------      ----

Total borrowings ..........................   $2,678,764      2.67%   $1,330,900      6.48%
                                              ==========      ====    ==========      ====

--------------------------------------------------------------------------------

Table 9 summarizes information regarding short-term securities sold under repurchase agreements and short-term FHLB advances (in thousands):

--------------------------------------------------------------------------------

TABLE 9: DETAILS OF BORROWINGS                                      DECEMBER 31,
                                                              -------------------------
                                                                  2001          2000
                                                              -----------   -----------
Securities sold under repurchase agreements:
Balance ...................................................   $  297,741    $  230,900
Weighted average interest rate ............................         1.45%         6.58%
Maximum amount outstanding at any month-end during the year   $  398,850    $1,426,828
Average amount outstanding during the year ................   $   83,046    $  811,601
Weighted average interest rate during the year ............         1.45%         6.57%

FHLB advances:
Balance ...................................................   $1,929,021    $  970,000
Weighted average interest rate ............................         3.07%         6.62%
Maximum amount outstanding at any month-end during the year   $3,555,000    $8,753,000
Average amount outstanding during the year ................   $2,119,833    $4,267,647
Weighted average interest rate during the year ............         4.18%         6.59%

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

Refer to Note 10 in the "Notes to Consolidated Financial Statements" hereof for more information related to Sovereign's borrowings.

Long-Term Debt. Total long-term debt at December 31, 2001 was $6.3 billion compared to $4.9 billion at December 31, 2000. The increase in long-term debt was due to the issuance of $821 million of asset-backed floating rate notes, along with increases in reverse repurchase agreements and FHLB advances to achieve a lower overall cost of funds. See Note 11 in the "Notes to the Consolidated Financial Statements" hereof for more information related to Sovereign's long-term debt.

On November 20, 2001, a consolidated special purpose entity issued $821 million of asset-backed floating rate notes. On March 1, 2001, Sovereign refinanced the $500 million senior secured credit facility with a $400 million variable rate senior secured credit facility consisting of a $350 million revolving line and a $50 million term note. On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. The proceeds of this issuance, along with the proceeds of $150 million from the 20 million shares of common stock issued on February 9, 2001, were used to repay $240 million of 6.625% senior notes which matured on March 15, 2001 and strengthened Sovereign's liquidity.

Trust Preferred Securities. Sovereign has outstanding $404 million ($504 million par value) of mandatorily redeemable trust preferred obligations that have stated maturities ranging from 2027 through 2030 and have stated dividends of 7.50% to 9.875% of par value. On December 10, 2001, Sovereign issued $100 million of Trust Preferred Securities with an annual dividend rate of 8.75%. On December 27, 2001, Sovereign completed an open market repurchase of $15.4 million (par value) of its Trust Preferred Securities with an annual distribution rate of 9%. The difference between book value and par value of the Trust Preferred Securities is being accreted into expense over the life of the securities using the level yield method. See Note 12 in the "Notes to the Consolidated Financial Statements" for a more detailed discussion on Sovereign's Trust Preferred Securities.

Securitization Transactions. Securitization transactions contribute to Sovereign's overall funding and regulatory capital management. The total face amount of the outstanding debt and equity securities assumed by third parties at December 31, 2001 approximates $2.6 billion. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (SPEs) and are either recorded on Sovereign's Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets in accordance with SFAS 140, "Transfers of Financial Assets and Liabilities" ("SFAS 140").

Off-Balance Sheet Securitizations. In certain transactions, Sovereign has transferred assets to an SPE qualifying for non-consolidation (QSPE), however retained an interest in the QSPE. At December 31, 2001, off-balance sheet QSPE's had $1.8 billion of debt related to assets that Sovereign sold to the QSPE which are not included in Sovereign's consolidated Balance Sheet. Sovereign's interest retained in such QSPE's was $123 million. See Note 22 in the "Notes to the Consolidated Financial Statements" for a discussion of Sovereign's policies concerning valuation and impairment assessment for such interests as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.

Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign's subordinated interests in the QSPEs. However, should the performance of the underlying loans held by those QSPEs deteriorate to a level that our retained subordinated interests are insufficient to collateralize the QSPE securities held by third party investors, Sovereign may decide to provide the QSPEs with additional credit enhancements to reduce the third party investors' risk of loss, although it is not contractually required to do so. If management decides not to provide additional credit enhancements in such a situation, it could adversely impact the availability and pricing of future transactions. The performance of the underlying collateral in all of Sovereign's transactions at December 31, 2001 is sufficient such that management believes it is unlikely Sovereign will need to provide additional credit enhancements to these transactions in the future.

Securitizations Consolidated in Sovereign's Consolidated Balance Sheet. In a transaction consummated in November 2001, Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to SPEs in a financing transaction that does not qualify as a sale of assets under SFAS 140, and therefore has consolidated both the assets transferred to the SPEs and the debt and minority interests issued by the SPEs in its Consolidated Balance Sheet. At December 31, 2001, Sovereign had $821 million of debt and $64 million of minority interest reflected on its Consolidated Balance Sheet related to consolidated SPEs.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Additionally, Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity and available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Minority Interests. In the financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction which raised a total of $885 million for Sovereign. The controlling interests in the SPEs are reflected as minority interests in Sovereign's Consolidated Balance Sheet, along with the indirect automobile loans and asset-backed notes as the entire transaction is considered a financing in accordance with SFAS 140.

On August 21, 2000, Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust ("SREIT"), a subsidiary of Sovereign Bank which holds primarily residential real estate loans. The preferred stock was issued at a discount, which is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors; however, Sovereign expects to register the SREIT preferred shares so that they can be offered to other investors. The proceeds of this offering were principally used to repay corporate debt.

CREDIT RISK MANAGEMENT

Extending credit exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. Loan approval authority ranges from the individual loan officer to the Board of Directors' Loan Committee. In addition to being subjected to the judgment and dual approval of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign's credit standards.

The Retail Loan Review Group and the Commercial Asset Review Group conduct ongoing, independent reviews of the lending process to ensure adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history, or other factors. Commercial loan credit quality is strong but is under a high level of scrutiny by line management, credit officers and the independent Commercial Asset Review Group, due to current economic conditions.

At December 31, 2001, Sovereign's loan portfolio was 25% residential, 35% consumer and 40% commercial. At December 31, 2000, Sovereign's loan portfolio was 36% residential, 28% consumer and 36% commercial. This shift in portfolio composition reflects increased emphasis in commercial and consumer lending. Management believes this shift in loan composition brings higher yields and higher inherent credit risk.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign's strategies for managing the related credit risk.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

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

Consumer Loans. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to conservative underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 80% or credit insurance is purchased to limit exposure. Other credit considerations may warrant higher combined loan-to-value ratios for approved loans. The auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. The portion of the consumer portfolio at December 31, 2001, which is secured by real estate, vehicles, deposit accounts or government guarantees comprises 97.4% of the entire consumer portfolio.

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

Non-performing Assets. At December 31, 2001, Sovereign's non-performing assets were $228 million compared to $187 million at December 31, 2000. Non-performing assets as a percentage of total assets was .64% at December 31, 2001 compared to ..56% at December 31, 2000. This increase was caused by the residential and commercial portfolios. Commercial non-performing loans are higher due to deterioration in a segment of the portfolio concentrated in cash flow-based enterprise value lending, primarily in syndicated multi-bank credits that were originated by other banks and participated in by Sovereign. Residential loan delinquencies and non-accruals increased due to the weakening economy.

Sovereign places all commercial loans 90 days or more delinquent (except those in the process of collection) on non-performing status. Residential loans 120 days delinquent (except those well-secured and in the process of collection) are placed on non-accrual status and a 10% allowance allocation is assigned. Consumer loans 120 days delinquent are placed on non-accrual status and a 20% allowance allocation is assigned. In addition, Sovereign calculates a specific reserve on all loans where it has been determined that a potential for loss exists. Consumer non-accrual loans decreased from $38.2 million at December 31, 2000 to $27.5 million at December 31, 2001, as a result of a change in practice in recognizing consumer non-performing loans from 90 to 120 days.
Residential real estate owned increased from $4.4 million at December 31, 2000 to $9.3 million at December 31, 2001 reflecting an accelerated foreclosure process that occurred in certain parts of the acquired New England portfolio. Other repossessed assets increased from $3.8 million at December 31, 2000 to $9.7 million at December 31, 2001, primarily as a result of a methodology change in one of the serviced- by-others portfolios.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table 10 presents the composition of non-performing assets at the dates indicated (in thousands):

--------------------------------------------------------------------------------
TABLE 10: NON-PERFORMING ASSETS

                                                                  AT DECEMBER 31,
                                             --------------------------------------------------------
                                               2001        2000        1999       1998         1997
                                             --------    --------    --------    --------    --------
Non-accrual loans:
  Residential ............................   $ 74,500    $ 60,322    $ 32,374    $ 60,582    $ 65,930
  Commercial real estate .................     16,957      12,403       4,110       6,108       2,785
  Commercial .............................     88,810      64,485      12,668       7,305         942
  Consumer ...............................     27,530      38,239      26,259      25,964      25,720
                                             --------    --------    --------    --------    --------
Total non-accrual loans ..................    207,797     175,449      75,411      99,959      95,377
Restructured loans .......................      1,280       3,755       3,755         141         327
                                             --------    --------    --------    --------    --------
Total non-performing loans ...............    209,077     179,204      79,166     100,100      95,704
Other real estate owned and other
  repossessed assets
  Residential real estate owned ..........      9,261       4,425       2,344      12,147      11,299
  Commercial real estate owned ...........         --          --       1,223         665         710
  Other repossessed assets ...............      9,667       3,758       1,762       2,772          --
                                             --------    --------    --------    --------    --------
Total other real estate owned and
  other repossessed assets ...............     18,928       8,183       5,329      15,584      12,009
                                             --------    --------    --------    --------    --------
Total non-performing assets ..............   $228,005    $187,387    $ 84,495    $115,684    $107,713
                                             ========    ========    ========    ========    ========
Past due 90 days or more as to interest or
  principal and accruing interest ........   $ 54,599    $ 16,733    $ 10,238    $  9,975    $  7,053
Non-performing assets as a percentage of
  total assets ...........................        .64%        .56%        .32%        .53%        .61%
Non-performing loans as a percentage of
  total loans ............................       1.02         .82         .55         .86         .82
Non-performing assets as a percentage of
  total loans and other real estate owned        1.12         .85         .59        1.00         .92
Allowance for loan losses as a percentage
  of total non-performing assets .........      116.1       136.8       157.4       115.7       108.5
Allowance for loan losses as a percentage
  of total non-performing loans ..........      126.6       143.1       168.0       133.7       122.1

--------------------------------------------------------------------------------

Loans that are past due 90 days or more and still accruing interest increased from $16.7 million at December 31, 2000 to $54.6 million at December 31, 2001. This increase was due principally to the phase-in of a methodology change in the treatment of delinquent loans during the first half of 2001 and a change in nonaccrual of certain consumer loans from 90 to 120 days past due to ensure consistency with all other consumer loans. During 2001, Sovereign began to keep residential and consumer loans secured by real estate that are well-secured (loan to value of 50% or less) and in the process of collection on accrual status, in accordance with regulatory guidelines. There were $12.8 million of such loans at December 31, 2001.

Gross interest income for the years ended December 31, 2001, 2000 and 1999 would have increased by approximately $9.1 million, $7.0 million and $5.0 million, respectively, had Sovereign's period-end non-accruing and restructured loans been current in accordance with their original terms and outstanding throughout the period. Interest income recorded on these loans for the years ended December 31, 2001, 2000, and 1999 was $6.6 million, $3.8 million and $2.1 million, respectively.

Potential Problem Loans. Potential problem loans (consisting of loans for which management has doubts as to the ability of such borrowers to comply with present repayment terms, although not currently classified as non-performing loans) amounted to approximately $102 million and $97 million at December 31, 2001 and 2000, respectively.

Delinquencies. Sovereign's loan delinquencies (all performing loans 30 or more days delinquent) at December 31, 2001 were $449 million, a decrease from $501 million at December 31, 2000. As a percentage of total loans, performing delinquencies were 2.20%

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

at December 31, 2001, a decrease from 2.29% at December 31, 2000. Residential performing loan delinquencies decreased from $243 million to $188 million during the same time periods, but increased as a percentage of total residential loans from 3.05% to 3.75% as a result of the decrease in the size of the overall residential portfolio. Consumer performing loan delinquencies increased from $147 million to $155 million, but decreased as a percentage of total consumer loans as a result of the increase in the size of the overall consumer portfolio. Commercial performing loan delinquencies decreased from $110 million to $106 million, and also decreased as a percentage of total commercial loans from 1.40% to 1.28%.

Allowance for Loan Loss. The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb potential loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, delinquency trends, economic conditions and industry trends.

Overall, management believes that delinquency, potential problem loan, non-performing, and charge-off statistics have evidenced deterioration related to economic conditions. The allowance has been increased from 1.17% to 1.30% of total loans reflecting these trends and the shift in portfolio composition throughout the year, and credit risk management processes continue to identify deterioration as soon as possible.

Sovereign maintains an allowance for loan losses which management believes is sufficient to absorb inherent losses in the loan portfolio. Sovereign believes the current allowance to be at a level adequate to cover such inherent losses. At December 31, 2001, Sovereign's total allowance was $265 million. Sovereign's total allowance at year-end equated to approximately 4.1 times the average net charge-offs for the prior three-year period. Because historical charge-offs are not necessarily indicative of future charge-off levels, Sovereign also gives consideration to other risk indicators when determining the appropriate allowance level.

Sovereign applies similar methods of determining the loan loss allowance for purchased loan portfolios as it does in establishing allowances for originated loans. Sovereign established a $135 million allowance for loan losses for the loans acquired in the New England Acquisition. In establishing this allowance, Sovereign utilized its methodology, adjusted for increased uncertainty regarding the quality of the acquired loans. Sovereign performed specific reviews of large non-homogeneous loans, and established specific allowances accordingly. For homogenous loans, Sovereign established the loan loss allowance based on limited available performance history, industry statistics and similar experiences with other acquired portfolios.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which for non-homogeneous loans is comprised of allowances established on specific classified loans, and class allowances for both homogeneous and non-homogeneous loans based on historical loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in Sovereign's individual markets and portfolios, and to account for a level of imprecision in management's estimation process.

The allowance recorded for consumer and residential portfolios is based on an analysis of product mix, credit scoring and risk composition of the portfolio, fraud loss and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated net-charge-offs for a twelve-month period.

The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance.

The specific allowance element of the commercial loan allowance is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined classification. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered, and periodically reviewed by Credit Risk Management and the Commercial Asset Review Group. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The class allowance element of the commercial loan allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated annually and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer groups loss experience. While this analysis is conducted annually, management has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Regardless of the extent of management analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer conditions and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. Sovereign maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

A comprehensive analysis of the allowance for loan losses is performed by management on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis. The Chief Credit Officer, the Chief Risk Management Officer and the Chairman of the Asset Review Committee have the responsibility to affirm allowance methodology and to assess the general and specific allowance factors in relation to estimated and actual net charge-off trends. In addition, the group is also responsible for assessing the appropriateness of the allowance for loan losses for each loan pool classification at Sovereign.

Although management determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. Management's methodology includes several factors intended to minimize the differences between estimated and actual losses. These factors allow management to adjust its estimate of losses based on the most recent information available.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

Table 11 summarizes Sovereign's allocation of the allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

--------------------------------------------------------------------------------
TABLE 11: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                                      AT DECEMBER 31,
                            ----------------------------------------------------------------------------------------------------
                                   2001                 2000                1999               1998                1997
                            -------------------  ------------------  ------------------  ------------------  -------------------
                                         % OF                % OF                % OF                % OF                % OF
                                       LOANS TO            LOANS TO            LOANS TO            LOANS TO            LOANS TO
                                        TOTAL               TOTAL               TOTAL               TOTAL               TOTAL
                             AMOUNT     LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT     LOANS
                            --------   --------  --------  --------  --------  --------  --------  --------  --------  ---------
Allocated allowances:
  Commmercial loans .....   $161,075     40%     $149,828    36%     $ 58,784     29%    $ 38,354     20%    $ 30,793     12%
  Residential real estate
    mortgage loans ......     20,724     25        34,629    36        19,535     40       22,427     47       36,351     61
  Consumer loans ........     61,200     35        48,053    28        43,455     31       48,083     33       24,300     27
Unallocated allowances ..     21,668    n/a        23,846   n/a        11,212    n/a       24,938    n/a       25,379    n/a
                            --------    ---      --------   ---      --------    ---     --------    ---     --------    ---
Total allowance
  for loan losses .......   $264,667    100%     $256,356   100%     $132,986    100%    $133,802    100%    $116,823    100%
                            ========    ===      ========   ===      ========    ===     ========    ===     ========    ===

--------------------------------------------------------------------------------

Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $34.6 million at December 31, 2000 to $20.7 million at December 31, 2001. The decrease was due primarily to the overall reduction in the residential portfolio by $3.0 billion from $8.0 billion at December 31, 2000 to $5.0 billion at December 31, 2001. As a percentage of the total residential portfolio, the allowance decreased from .43% to .41%. Despite increases in delinquencies as a percent of loans outstanding and non-performing loans in this portfolio, residential net charge-offs have not experienced commensurate increases, and in fact decreased from $6.9 million in 2000 to $5.0 million in 2001. As a percentage of average loans, residential net charge-offs decreased from .09% in 2000 to .08% in 2001.

Consumer Portfolio. The allowance for the consumer loan portfolio increased from $48.1 million at December 31, 2000 to $61.2 million at December 31, 2001. This increase was due to the overall growth in the portfolio which brought higher levels of substandard assets that carry higher reserve allowance percentages. As a percentage of the entire consumer portfolio, the reserve increased from .79% to .86%. During 2001, net charge-offs in this portfolio totaled $40.7 million, as compared to $28.6 million in the previous year, an increase of 42%; however, the increase in charge-offs as a percentage of outstandings increased only 20% from .49% to .59%.

Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $149.8 million at December 31, 2000 to $161.1 million at December 31, 2001. As a percentage of the total commercial portfolio, the allowance increased from 1.91% to 1.95%. This increase was due primarily to higher levels of special mention and substandard assets that carry higher reserve allowance percentages, especially in the cash flow portfolio. During 2001, net charge-offs in this portfolio totaled $43.0 million, as compared to $32.3 million in 2000; however, charge-offs only increased from .50% to .54% of the respective average portfolio, due to the overall increase in the total commercial portfolio during 2001.

Unallocated Allowance. The unallocated allowance decreased from $23.8 million at December 31, 2000 to $21.7 million at December 31, 2001. As a percentage of the total reserve, the unallocated portion decreased from 9.3% to 8.2%. This decrease reflects the bank's increased precision in its methodology of calculating the allocated portion of the allowance, combined with the increased familiarity and seasoning of the acquired loan portfolios.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

BANK REGULATORY CAPITAL

Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

The OTS Order, requires Sovereign Bank to be "well capitalized" and also to meet certain other additional capital ratio requirements above the regulatory minimum, and other conditions. Sovereign's various agreements with its lenders also require it to cause Sovereign Bank to be "well capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", an OTS institution must maintain a Tier 1 leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6% and total risk-based capital of at least 10%. As of December 31, 2001, Sovereign Bank was classified as well capitalized and in compliance with the conditions and capital requirements discussed above. Management expects that Sovereign Bank will continue to be classified as well capitalized and in compliance with such capital requirements and conditions. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital and related liquidity levels. Sovereign is presently in compliance with these requirements and expects to remain in compliance. For a detailed discussion on regulatory capital requirements, see Note 15 in the "Notes to Consolidated Financial Statements" hereof.

Table 12 presents the capital ratios of Sovereign Bank and the current regulatory requirements at December 31, 2001.

--------------------------------------------------------------------------------
TABLE 12: REGULATORY CAPITAL RATIOS

                                                                        OTS - REGULATIONS(1)
                                                        SOVEREIGN     -------------------------
                                                          BANK                          WELL
                                                       DECEMBER 31,     MINIMUM     CAPITALIZED
                                                          2001        REQUIREMENT   REQUIREMENT
                                                       ------------   -----------   -----------
Tangible capital to tangible assets ...............       7.19%           2.00%        None
Tier 1 leverage capital to tangible assets ........       7.21            3.00         5.00%
Tier 1 risk-based capital to risk adjusted assets..       9.67            4.00         6.00
Total risk-based capital to risk adjusted assets...      10.68            8.00        10.00

(1) The OTS Order imposes certain additional capital requirements in excess of the OTS regulated well capitalized requirements.
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign's financial obligations. Sovereign's primary sources of liquidity include retail deposit gathering, Federal Home Loan Bank (FHLB) borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, liquid investment portfolio securities and debt and equity issuances.

Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2001, Sovereign had $6.7 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

Sovereign Bank has several sources of funding to meet its liquidity requirements, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue public securities in the local and national markets, FHLB borrowings, federal funds

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

purchased, reverse repurchase agreements, wholesale deposit purchases and the capability to securitize or package loans for sale.

Sovereign's holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $130 million in 2001, $100 million in 2000 and $25 million in 1999. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets.

As discussed in other sections of this document including Item 1. Business and
Item 8. Financial Statements and Supplemental Data and in Note 15 to the Consolidated Financial Statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows of Item 8. may not represent cash immediately available for the payment of cash dividends to stockholders.

The following material transactions occurred during 2001 that provided significant sources of liquidity to Sovereign:

Common Stock: On February 9, 2001, Sovereign issued $150 million of common equity consisting of 20 million shares sold at $7.50 per common stock share. The proceeds of the issuance were used to repay the 6.625% senior notes at maturity on March 15, 2001.

Senior Notes: On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. The proceeds of this issuance were used to repay the 6.625% senior notes at maturity on March 15, 2001 and for additional liquidity.

Senior Secured Credit Facility: On March 1, 2001, Sovereign refinanced its $500 million senior secured credit facility (outstanding balance at December 31, 2000 of $350 million) with a variable principal rate $400 million senior secured credit facility consisting of a $350 million revolving line of credit and a $50 million term note. For the first two years, the interest rates on both the line of credit and term loan is calculated using one of five methods at the option of Sovereign as: (1) one-month Eurodollar rate plus 250 basis points, (2) three-month Eurodollar rate plus 250 basis points, (3) six-month Eurodollar rate plus 250 basis points, (4) twelve-month Eurodollar rate plus 250 basis points,
(5) the greater of the prime rate, plus 75 basis points, or Fed Funds rate plus 125 basis points. The interest rates for years three through six are structured based upon a rate table beginning with the Eurodollar rate plus 275 basis points or the greater of the prime rate plus 100 basis points or the federal funds rate plus 150 basis points, and are decreased based upon each level of Sovereign's senior unsecured long-term debt credit rating exceeding certain levels. The revolving line matures $100 million in 2005, $200 million in 2006, and $50 million in 2007, and the term note matures in 2005. At December 31, 2001, Sovereign had $175 million outstanding under the facility at an average rate of 5.72%.

Trust Preferred Securities: On December 13, 2001, Sovereign issued $100 million of preferred capital securities through Sovereign Capital Trust III, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities will be payable at an annual rate of 8.75% on a quarterly basis beginning March 31, 2002. Net proceeds were $96.2 million after issuance costs and discounts. Gross proceeds were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust III. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise, the securities are generally redeemable in whole or in part on or after January 1, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed on December 31, 2031.

Indirect Automobile Loan Securitization. In a financing transaction consummated in November, 2001, Sovereign transferred $957 million of indirect automobile loans to SPEs which provided Sovereign $885 million of lower cost financing raised in SPEs through the issuance of $821 million of floating rate asset-backed floating rate notes and $64 million from the sale of ownership interests in the SPEs to outside investors. The securitization represents a financing transaction in accordance with SFAS 140 and the indirect automobile loans, minority interests and asset-backed floating rate notes are included in Sovereign's Consolidated Balance Sheet at December 31, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Cash and cash equivalents decreased $52.4 million for 2001. Net cash used by operating activities was $277 million for 2001. Net cash used by investing activities for 2001 was $1.5 billion and consisted primarily of the purchase of $10.6 billion in available for sale investment securities offset by the proceeds from the sale of investments and loans of $6.1 billion and $3.7 billion, respectively. Net cash provided by financing activities for 2001 was $1.8 billion which was primarily due to a net increase in long-term debt and borrowings of $2.7 billion offset by a decrease in deposits and other customer accounts of $1.2 billion.

Sovereign's debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, and reasonably anticipated increases.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below (For further information regarding Sovereign's contractual obligations refer to Footnotes 9 through 13 of our Consolidated Financial Statements, herein.):

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS

                                                       PAYMENTS DUE BY PERIOD
                             -------------------------------------------------------------------
                                            LESS THAN                                  AFTER
                                TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS     5 YEARS
                             -----------   -----------   -----------   -----------   -----------
Borrowings ................  $ 2,678,764   $ 2,678,764   $      --     $      --     $      --
Long-term debt:
  Securities sold under
    repurchase agreements..      155,000          --            --         155,000          --
  FHLB advances ...........    4,105,929       400,000           700       312,750     3,392,479
  Other long-term debt ....    2,000,077        21,391       432,551       725,135       821,000
Trust Preferred securities.      503,635          --            --            --         503,635
Certificates of deposit ...    7,247,607     5,655,282     1,291,853       170,409       130,063
Operating leases ..........      610,555       103,842       191,044       215,336       100,333
                             -----------   -----------   -----------   -----------   -----------
Total contractual cash
  obligations .............  $17,301,567   $ 8,859,279   $ 1,916,148   $ 1,578,630   $ 4,947,510
                             ===========   ===========   ===========   ===========   ===========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

Certain of Sovereign's contractual obligations require Sovereign to maintain certain financial ratios and to maintain a "well capitalized" regulatory status. Sovereign has complied with these covenants as of December 31, 2001 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign's lenders. Due to cross default provisions in certain of Sovereign's debt agreements, if more than $25 million of Sovereign's debt is in default, $875 million of senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

--------------------------------------------------------------------------------

                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                               ---------------------------------------------------------------
                                 TOTAL
OTHER COMMERCIAL COMMITMENTS    AMOUNTS     LESS THAN
                               COMMITTED      1 YEAR     1-3 YEARS    4-5 YEARS    OVER 5 YEARS
                               ----------   ----------   ----------   ----------    ----------
Commitments to extend credit   $6,765,595   $4,365,528   $  787,469   $  371,058    $1,241,540
Standby letters of credit ..      674,397      282,397      128,658      107,297       156,045
Loans sold with recourse ...       54,610           --           --           --        54,610
Forward contracts ..........      443,162      443,162           --           --            --
                               ----------   ----------   ----------   ----------    ----------
Total commercial commitments   $7,937,764   $5,091,087   $  916,127   $  478,355    $1,452,195
                               ==========   ==========   ==========   ==========    ==========

For further information regarding Sovereign's commitments, refer to Note 19 to the "Notes to the Consolidated Financial Statements", herein.
--------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

Interest rate risk arises primarily through Sovereign's traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, Sovereign seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, Sovereign works closely with each business line in the company and guides new business flows. Sovereign also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Interest rate risk is managed centrally by the Treasury Group with oversight by the Asset and Liability Committee. Management reviews various forms of analysis to monitor interest rate risk including net interest income sensitivity, market value sensitivity, repricing frequency of assets versus liabilities and scenario analysis. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, and competitor pricing.

Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At December 31, 2001, the general level of interest rates represented a unique economic environment in which several of Sovereign's declining interest rate simulation scenarios would not apply. At December 31, 2001, if interest rates dropped in parallel 100 basis points or rose in parallel 200 basis points, Sovereign estimates the loss to net interest income to remain under 3%. This compares to an estimated loss to net interest income of 2.2% if rates dropped in parallel 200 basis points and a loss of .1% if rates rose in parallel 200 basis points at December 31, 2000.

Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of December 31, 2001, the one year cumulative gap was 9%, compared to 1% at December 31, 2000, indicating Sovereign is well balanced and will benefit from rising rates.

Finally, Sovereign will calculate the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the company. Management will calculate what it calls Net Portfolio Value (NPV) which is the market value of assets minus the market value of liabilities. As of December 31, 2001, the NPV as a percentage of the present value of assets was 11.68%. Management will also review the sensitivity of NPV to changes in interest rates. Management attempts to keep the NPV Ratio relatively constant across various interest rate scenarios. As of December 31, 2001, a 200 basis point rise in interest rates would increase the NPV ratio by 1.18% and a 100 basis point decline in interest rates would decrease the NPV by .45%. At December 31, 2000, a 200 basis point rise or decline in interest rates would decrease the NPV by .42% and 1.54%, respectively.

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

In 2001, the Federal Funds rate declined 475 basis points, which is an unusually rapid move for a one year time frame. Even though Sovereign's risk position has been mildly asset sensitive (sensitive to falling rates), management was able to develop strategies to overcome this move in rates and widen the net interest margin during the year. This was due to numerous factors. Sovereign aggressively repriced certain liabilities and improved the loan portfolio mix away from residential mortgages and into higher spread consumer and commercial loans. The deposit mix also improved with more core deposits and less CDs. Lastly, the Company effectively used the wholesale bank (investments funded with wholesale funding) to hedge interest rate risk created by the relationship business.

Pursuant to its interest rate risk management strategy, Sovereign enters into hedging transactions that involve interest rate exchange agreements (swaps, caps, and floors) for interest rate risk management purposes. Sovereign's objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At December 31, 2001, Sovereign's principal hedging transactions were to convert liabilities from floating rate to fixed rate for interest rate risk management purposes.

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline that are originated for sale.

To accommodate customer needs, Sovereign enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, and floors. Risk exposure from customer positions is managed through transactions with other dealers.

Table 13 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2001 and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

--------------------------------------------------------------------------------

TABLE 13: GAP ANALYSIS                                                         AT DECEMBER 31, 2001 REPRICING
                                                          -----------------------------------------------------------------------
                                                            YEAR ONE       YEAR TWO     YEAR THREE      YEAR FOUR     YEAR FIVE
                                                          ------------   -----------   ------------   ------------   ------------
Interest earning assets:
  Investment securities(1)(2) .........................   $  3,355,972   $ 1,071,038   $    848,689   $    722,665   $    693,089
                                                                  6.16%         6.36%          6.38%          6.42%          6.39%
  Loans(3) ............................................     11,304,679     3,485,484      2,036,470      1,108,445        947,640
                                                                  7.00%         7.87%          7.82%          7.39%          6.83%
                                                          ------------   -----------   ------------   ------------   ------------
Total interest earning assets .........................   $ 14,660,651   $ 4,556,522   $  2,885,159   $  1,831,110   $  1,640,729
                                                                  6.81%         7.52%          7.39%          7.00%          6.64%
  Non-interest earning assets .........................             --            --             --             --             --
                                                          ------------   -----------   ------------   ------------   ------------
Total assets ..........................................   $ 14,660,651   $ 4,556,522   $  2,885,159   $  1,831,110   $  1,640,729
                                                                  6.81%         7.52%          7.39%          7.00%          6.64%
                                                          ------------   -----------   ------------   ------------   ------------
Interest bearing liabilities:
Deposits(4) ...........................................   $ 10,365,824   $ 3,472,591   $  2,697,045   $  2,493,343   $  1,410,313
                                                                  2.88%         2.01%          1.50%          1.42%          0.88%
Borrowings ............................................      3,331,532       872,315        375,064      3,860,859        500,000
                                                                  3.87%         0.47%          9.50%          5.33%         10.50%
Trust Preferred Securities ............................             --            --             --             --             --
                                                                    --            --             --             --             --
Minority Interest .....................................             --            --             --             --             --
                                                                    --            --             --             --             --
                                                          ------------   -----------   ------------   ------------   ------------
Total interest bearing liabilities ....................     13,697,356     4,344,906      3,072,109      6,354,202      1,910,313
                                                                  3.12%         1.70%          2.48%          3.80%          3.40%
Non-interest bearing liabilities ......................             --            --             --             --             --
Stockholders' equity ..................................             --            --             --             --             --
                                                          ------------   -----------   ------------   ------------   ------------
Total liabilities and stockholders' equity ............   $ 13,697,356   $ 4,344,906   $  3,072,109   $  6,354,202   $  1,910,313
                                                                  3.12%         1.70%          2.48%          3.80%          3.40%
Excess assets (liabilities) before effect of
  hedging transactions ................................   $    963,295   $   211,616   $   (186,950)  $ (4,523,092)  $   (269,584)
                                                          ------------   -----------   ------------   ------------   ------------
  To total assets .....................................           2.72%         0.60%         (0.53)%       (12.75)%        (0.76)%
                                                          ============   ===========   ============   ============   ============

Cumulative excess assets (liabilities) before effect of
  hedging transactions ................................   $    963,295   $ 1,174,911   $    987,961   $ (3,535,131)  $ (3,804,715)
                                                          ============   ===========   ============   ============   ============
  To total assets .....................................           2.72%        3.31%          2.78%          (9.97)%       (10.73)%

Effect of hedging transactions on assets
  and liabilities .....................................   $  2,179,000   $        --   $    100,000   $         --   $     20,000
                                                          ------------   -----------   ------------   ------------   ------------
Excess assets (liabilities) after effect of
  hedging transactions ................................   $  3,142,295   $   211,616   $    (86,950)  $ (4,523,092)  $   (249,584)
                                                          ============   ===========   ============   ============   ============
  To total assets .....................................           8.86%         0.60%         (0.25)%       (12.75)%        (0.70)%

Cumulative excess assets (liabilities) after effect of
  hedging transactions ................................   $  3,142,295   $ 3,353,911   $  3,266,961   $ (1,256,131)  $ (1,505,715)
                                                          ============   ===========   ============   ============   ============
  To total assets .....................................           8.86%        9.45%           9.21%         (3.54)%        (4.24)%

TABLE 13: GAP ANALYSIS                                   AT DECEMBER 31, 2001 REPRICING
                                                         ------------------------------
                                                           THEREAFTER        TOTAL
                                                          ------------   ------------
Interest earning assets:
  Investment securities(1)(2) .........................   $  3,773,663   $ 10,465,116
                                                                  6.50%          6.35%
  Loans(3) ............................................      1,516,866     20,399,584
                                                                  6.65%          7.22%
                                                          ------------   ------------
Total interest earning assets .........................   $  5,290,529   $ 30,864,700
                                                                  6.54%          6.92%
  Non-interest earning assets .........................      4,610,138      4,610,138
                                                          ------------   ------------
Total assets ..........................................   $  9,900,667   $ 35,474,838
                                                                  3.50%          6.02%
                                                          ------------   ------------
Interest bearing liabilities:
Deposits(4) ...........................................   $  2,858,458   $ 23,297,574
                                                                  0.55%          2.03%
Borrowings ............................................             --      8,939,770
                                                                    --           4.78%
Trust Preferred Securities ............................        404,136        404,136
                                                                    --             --
Minority Interest .....................................        203,664        203,664
                                                                    --             --
                                                          ------------   ------------
Total interest bearing liabilities ....................      3,466,258     32,845,144
                                                                  0.45%          2.74%
Non-interest bearing liabilities ......................        427,213        427,213
Stockholders' equity ..................................      2,202,481      2,202,481
                                                          ------------   ------------
Total liabilities and stockholders' equity ............   $  6,095,952    $35,474,838
                                                                  0.26%          2.53%
Excess assets (liabilities) before effect of
  hedging transactions ................................   $  3,804,715
                                                          ------------
  To total assets .....................................          10.73%
                                                          ============

Cumulative excess assets (liabilities) before effect of
  hedging transactions ................................   $         --
                                                          ============
  To total assets .....................................             --

Effect of hedging transactions on assets
  and liabilities .....................................   $ (2,299,000)
                                                          ------------
Excess assets (liabilities) after effect of
  hedging transactions ................................   $  1,505,715
                                                          ============
  To total assets .....................................           4.24%

Cumulative excess assets (liabilities) after effect of
  hedging transactions ................................   $         --
                                                          ============
  To total assets .....................................             --

(1) Include interest-earning deposits.
(2) Investment securities include market rate payment and repayment assumptions.
(3) Loan balances include annual prepayment and repayment assumptions between 2% and 45%. Loan balances are presented net of deferred loan fees and include loans held for sale.
(4) Saving, NOW, money market and demand deposit accounts have been assumed to decay at an annual rate of 15.75%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table 14 presents selected quarterly consolidated financial data (in thousands, except per share data):

--------------------------------------------------------------------------------
TABLE 14: SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                         THREE MONTHS ENDED
                                   -------------------------------------------------------------------------------------------------
                                    DEC. 31,   SEPT. 30,   JUNE 30,    MAR. 31,    DEC. 31,    SEPT. 30,   JUNE 30,     MAR. 31,
                                      2001       2001        2001        2001       2000         2000        2000         2000
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Total interest income ..........   $ 521,681   $ 563,341   $ 557,607   $ 579,846   $ 605,507   $ 634,754   $ 557,593    $ 471,881
Total interest expense .........     244,022     292,521     299,284     332,366     351,171     380,345     370,779      312,629
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net interest income ............     277,659     270,820     258,323     247,480     254,336     254,409     186,814      159,252
Provision for loan losses ......      32,000      22,000      23,100      20,000      28,500      10,000      10,000        8,000
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net interest income after
  provision ....................     245,659     248,820     235,223     227,480     225,836     244,409     176,814      151,252
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Gain/(loss) on sale of loans and
  investment securities ........      (1,997)      4,412       5,752       7,344       5,026     (45,052)    (58,216)     (22,872)
Other income ...................      93,623      97,739     118,455     100,739      79,438      59,614      46,494       44,130
Other expenses .................     247,004     340,500     322,248     323,551     327,214     315,745     237,810      132,335
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income/(loss)before income taxes      90,281      10,471      37,182      12,012     (16,914)    (56,774)    (72,718)      40,175
Income tax provision ...........      16,820       1,855       7,000         900     (13,590)    (40,859)    (24,016)      13,250
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Income/(loss) before
  extraordinary item ...........      73,461       8,616      30,182      11,112      (3,324)    (15,915)    (48,702)      26,925
Extraordinary item .............          --          --          --      (6,549)         --          --          --       10,775
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
Net income/(loss) ..............   $  73,461   $   8,616   $  30,182   $   4,563   $  (3,324)  $ (15,915)  $ (48,702)   $  37,700
                                   =========   =========   =========   =========   =========   =========   =========    =========
Operating earnings(1) ..........   $  73,461   $  72,842   $  77,122   $  63,577   $  55,632   $  74,121   $  57,298    $  52,831
                                   =========   =========   =========   =========   =========   =========   =========    =========
Net income/(loss) applicable
  to common stock ..............   $  73,461   $   8,616   $  30,182   $   4,563   $  (3,324)  $ (15,915)  $ (48,702)   $  37,700
                                   =========   =========   =========   =========   =========   =========   =========    =========
Earnings/(loss) per share:
Basic
  Income/(loss) before
  extraordinary item ...........   $    0.30   $    0.03    $   0.12   $    0.05    $  (0.01)   $  (0.07)  $   (0.22)  $     0.12
  Extraordinary item ...........          --          --          --       (0.03)         --          --          --         0.05
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
  Net income/(loss) ............   $    0.30   $    0.03    $   0.12   $    0.02    $  (0.01)   $  (0.07)  $   (0.22)  $     0.17
                                   =========   =========   =========   =========   =========   =========   =========    =========
Diluted
  Income/(loss) before
  extraordinary item ...........   $    0.28   $    0.03    $   0.12   $    0.05    $  (0.01)   $  (0.07)  $   (0.22)  $     0.12
  Extraordinary item ...........          --          --          --       (0.03)         --          --          --         0.05
                                   ---------   ---------   ---------   ---------   ---------   ---------   ---------    ---------
  Net income/(loss) ............   $    0.28   $    0.03    $   0.12   $    0.02    $  (0.01)   $  (0.07)  $   (0.22)  $     0.17
                                   =========   =========   =========   =========   =========   =========   =========    =========
Operating earnings (1) .........   $    0.28   $    0.28    $   0.29   $    0.27    $   0.25    $   0.33   $    0.29   $     0.34
                                   =========   =========   =========   =========   =========   =========   =========    =========
Market prices
  High .........................   $  12 3/7   $13 11/50    $     13    $ 9 4/25   $  9 8/17    $  9 7/8   $       8   $  7 29/32
  Low ..........................     8 46/63     8 43/50     7 47/50     7 33/50     6 39/50      7 1/32      6 7/16      6 11/16
Dividends declared per common
  share ........................       0.025       0.025       0.025       0.025       0.025       0.025       0.025        0.025

(1) Operating earnings exclude after-tax special charges of $64.2 million, $46.9 million and $59.0 million for the three-month periods ended September 30, June 30, and March 31, 2001, respectively, and $59.0 million, $90.0 million, $106.0 million and $15.1 million for the three-month periods ended December 31, September 30, June 30 and March 31, 2000, respectively. See "Reconciliation of Net Income to Operating Earnings" of Management's Discussion and Analysis.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

PENDING ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in net income of $30 million ($.11 per share) in 2002. The Company will test goodwill for impairment using the two-step process proscribed in SFAS 142. The first step is a screen for potential impairment of goodwill and indefinite lived intangible assets, while the second step measures the amount of the impairment, if any. The Company has not yet determined what the effect of these tests will be on its earnings and financial position. The Company currently evaluates goodwill for impairment if facts and circumstances suggest that it may be impaired. Management believes that no such circumstances existed at December 31, 2001. Any impairment that is required to be recognized when adopting SFAS 142, will be reflected as the cumulative effect of a change in accounting principle in 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Net Interest Income. Net interest income for 2000 was $855 million compared to $615 million for 1999, or an increase of 39%. The increase in net interest income in 2000 was due primarily to the increases in interest-earning assets from the New England Acquisition and internal asset growth, offset slightly by the deleveraging of the balance sheet in the second and third quarters of 2000. The New England Acquisition added $8.0 billion to average loans and $6.9 billion to average deposits (replacing higher cost FHLB borrowings) in 2000. Net interest margin - operating basis (net interest income adjusted to eliminate the negative impact from escrowed financing proceeds related to the New England Acquisition, divided by average interest-earning assets) was 3.19% for 2000 compared to 2.88% for 1999.

Interest on interest-earning deposits was $22.2 million for 2000 compared to $4.7 million for 1999. The average balance of interest-earning deposits was $138 million with an average yield of 16.08% for 2000 compared to an average balance of $15.2 million with an average yield of 31.12% for 1999. The increase in average interest-earning deposits was due to $200 million placed on deposit with FleetBoston in March 2000 until the acquisition was completed in July 2000. The high yields of 2000 were the result of an outsourced accounts payable process whereby a third-party vendor performs check processing and reconcilement functions for Sovereign's disbursement accounts and pays Sovereign interest on disbursed funds during the two-to-three day float period, effectively producing interest income with no corresponding asset balance. The decrease in rates was due primarily to the lower relative interest rate earned on the $200 million deposit mentioned above as compared to the implied rate earned on the accounts payable process.

Interest on investment securities available for sale was $487 million for 2000 compared to $544 million for 1999. The decrease in interest income was due to the increase in average investment securities available for sale from $8.1 billion in 1999 to $6.8 billion in 2000, which resulted from the sale of approximately $2.1 billion in investment securities in June and September.

Interest on investment securities held to maturity was $132 million for 2000 compared to $99.8 million for 1999. The average balance of investment securities held to maturity was $2.0 billion with an average yield of 6.80% for 2000 compared to an average balance of $1.4 billion with an average yield of 6.94% for 1999. The increase in the average balance was primarily due to the creation of a $1.3 billion escrow fund in the fourth quarter 1999, which was used to fund the New England Acquisition. The escrow funds were invested in commercial paper which matured in conjunction with the escrow break on the final closing of the acquisition on July 21, 2000.

Interest and fees on loans were $1.6 billion for 2000 compared to $959 million for 1999. The average balance of net loans was $19.4 billion with an average yield of 8.40% for 2000 compared to an average balance of $12.4 billion with an average yield of 7.77% for 1999. The increase in average loan volume was primarily the result of the New England Acquisition and internal loan growth. The acquisition added $8.0 billion to average loans. The increase in the rate was due to a higher mix of higher yielding commercial and consumer loans, and rate increases reflected in the adjustable rate loans.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Interest on total deposits was $735 million for 2000 compared to $441 million for 1999. The average balance of total deposits was $19.2 billion with an average cost of 3.83% for 2000 compared to an average balance of $12.2 billion with an average cost of 3.61% for 1999. The increase in the average balance was due primarily to the acquisition of deposits in the New England Acquisition, which added over $6.9 billion to average deposits during 2000. The increase in rates in 2000 mainly reflects the increase in time deposit and money market account rates due to market conditions.

Interest on borrowings and long-term debt was $680 million for 2000 compared to $552 million for 1999. The average balance of total borrowings was $10.3 billion with an average cost of 6.58% for 2000 compared to an average balance of $10.1 billion with an average cost of 5.46% for 1999. Although the average balance was consistent between 2000 and 1999, borrowings and debt decreased approximately $6 billion on an absolute basis.

Average non-interest earning assets were $3.6 billion for 2000, as compared to $2.0 billion for 1999, an increase of $1.6 billion. The increase was due primarily to additions of non-earning assets during 2000 including $1.1 billion in goodwill from the New England Acquisition, an additional investment in bank owned life insurance (BOLI) of $200 million, and the addition of the precious metals business and equipment of $171 million, also related to the New England Acquisition.

Provision for Loan Losses. The provision for loan loss is based upon credit loss experience and an estimation of losses arising in the current loan portfolio. The provision for loan losses for 2000 was $56.5 million compared to $30.0 million for 1999. The higher provisioning was required because of an increase in net charge-offs during the year, and management's desire to raise the overall level of the allowance, from 0.93% at 1999 to 1.17% in 2000, given increased levels of non-performing and potential problem loans, and current economic conditions.

As Sovereign continues to place emphasis on commercial and consumer lending, management will regularly evaluate the risk inherent in its loan portfolio and increase its loan loss provision as is necessary. Historically, Sovereign's additions to its loan loss allowance (through income statement charges and acquisition accounting) have been sufficient to absorb the incremental credit risk in its loan portfolio. During 2000, Sovereign established an initial allowance of $134.7 million in connection with the New England Acquisition. This initial allowance for SBNE, together with the provision of $56.5 million exceeded net charge-offs and thereby increased the loan loss allowance by $123.4 million over 1999 levels.

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

The ratio of net loan charge-offs to average loans, including loans held for sale, was .35% for 2000, compared to .29% for 1999 and .30% for 1998. Commercial loan net charge-offs as a percentage of average commercial loans were .50% for 2000, compared to .11% for 1999 and .14% for 1998. Excluding charge-offs related to large corporate credits, commercial loan net charge-offs were .26% for 2000. Consumer loan net charge-offs as a percentage of average consumer loans were ..49% for 2000, compared to .49% for 1999 and .80% for 1998. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .09% for 2000, .23% for 1999, and .08% for 1998. The increased level of residential mortgage loan net charge-offs in 1999 was the result of $7.0 million net charge-offs incurred as a part of a bulk sale of non-performing residential loans.

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

--------------------------------------------------------------------------------

----------------------MANAGEMENT'S DISCUSSION AND ANALYSIS----------------------

Other Income. Total other income was $109 million for 2000 compared to $130 million for 1999. Several factors contributed to the increase in other income as discussed below.

Consumer fees were $97.1 million for 2000 compared to $57.1 million in 1999. This increase was primarily due to favorable shift from time to core deposit products over the year along with the full year's impact of the New England Acquisition.

Commercial fees were $36.9 million for 2000 compared to $6.5 million in 1999. This increase was due to growth in both commercial loans and core deposits during the year augmented by a full year's impact of the New England Acquisition.

Mortgage banking revenues were $25.2 million for 2000 compared to $29.9 million for 1999. At December 31, 2000, Sovereign serviced $4.2 billion of residential loans for others as compared to $5.7 billion at December 31, 1999. Sovereign sold mortgage servicing rights related to $2.5 billion of loans during 2000.

During 2000, Sovereign created a Capital Markets Group. The group was built in three phases. The first phase provided risk management services for corporate clients including foreign exchange, investments and derivatives. The first phase also included securitization expertise for Sovereign's balance sheet assets. The second phase added merger and acquisitions expertise to assist clients. The third phase, in process at December 31, 2000, included the formation of a broker dealer. The Capital Markets Group generated revenue of $11.1 million in 2000.

Income from bank-owned life insurance ("BOLI") was $34.3 million for 2000 compared to $24.1 million for 1999. This increase was primarily due to an additional investment in BOLI of $200 million which was made during the year.

Net gain/(loss) on sale of investment securities and related derivatives was $(111.7) million for 2000, compared to a net gain of $9.5 million for 1999, which included net investment security gains/(losses) of $(121.1) million and $3.7 million, and net gains/(losses) on related derivative contracts of $9.4 million and $0 million in 2000 and 1999, respectively. This decrease was due primarily to the balance sheet deleveraging transactions. During the second and third quarters of 2000, Sovereign sold $2.1 billion of available for sale mortgage-backed securities, resulting in losses of $103 million. The net impact of the sales on equity was minimal as these losses were previously reflected as unrealized losses included as a reduction of stockholders' equity in accordance with SFAS 115.

General and Administrative Expenses. Total general and administrative expenses were $731 million for 2000 compared to $393 million in 1999. Included in 2000 total general and administrative expenses were $149 million of merger-related, integration and other charges related to recent acquisitions. These special charges include charges directly attributable to the acquired New England branches, indirect costs incurred to integrate recent acquisitions into Sovereign's back office systems, costs that management considered redundant due to separating the New England Acquisition from a single closing into three separate closings, and expenses related to the structured real estate transaction that involved properties utilized by SBNE. Included in 1999 general and administrative expenses were $30.8 million of merger and integration charges. Excluding the special charges, general and administrative expenses were $582 million and $362 million for 2000 and 1999, respectively, or an increase of 61%. This increase was due primarily to the New England Acquisition which increased compensation and benefits expense for the approximately 3,700 staff and management personnel which were added, increased occupancy and equipment expenses for the additional 281 community banking offices acquired, and increased other administrative expenses resulting from the acquisition. These expenses were reflected in 2000 results from each of the respective three closing dates. See Note2 - Business Combinations for more details on the New England Acquisition. Sovereign's efficiency ratio (all operating general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2001 was 54.3% compared to 48.6% for 1999.

Other Operating Expenses. Total other operating expenses were $282 million for 2000 compared to $53 million for 1999. Other operating expenses included amortization of goodwill and other intangible assets of $98.9 million for 2000 compared to $38.0 million for 1999 and trust preferred securities expense of $44.3 million for 2000 compared to $15.4 million for 1999. The increase in amortization expense is due to the New England Acquisition which added $1.1 billion to Sovereign's intangible assets. Trust preferred securities expense increased due to the issuance of additional securities in November 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Income Tax Provision. The income tax (benefit) was ($65.2) million for 2000 compared to a provision of $89.3 million for 1999. The effective tax rate for 2000 was (66.5%) compared to 33.2% for 1999. The effective tax rate for year 2000 is not meaningful due to the high proportion of permanent tax differences, including certain one-time tax benefits included in operating earnings, in relation to the recorded pretax loss. For additional information with respect to Sovereign's income taxes, see Note 18 in the "Notes to Consolidated Financial Statements" hereof.

--------------------------------------------------------------------------------

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Incorporated by reference from Part II, Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Asset and Liability Management" hereof.

Item 8. Financial Statements and Supplementary Data.

  Index to Financial Statements and Supplementary Data                      Page

  Report of Management ...................................................... 43

  Report of Independent Auditors ............................................ 44

  Consolidated Balance Sheets ............................................... 45

  Consolidated Statements of Operations ..................................... 46

  Consolidated Statements of Stockholders' Equity .........................47-48

  Consolidated Statements of Cash Flows ...................................49-50

  Notes to Consolidated Financial Statements ..............................51-87

--------------------------------------------------------------------------------

------------------------------REPORT OF MANAGEMENT------------------------------

TO OUR STOCKHOLDERS:

Financial Statements

Sovereign Bancorp, Inc. ("Sovereign") is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2001, and the year then ended. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

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

Management assessed Sovereign's internal control over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting as of December 31, 2001.

/s/Jay S. Sidhu            /s/James D. Hogan            /s/George S. Rapp

Jay S. Sidhu               James D. Hogan               George S. Rapp
President and Chief        Chief Financial Officer      Chief Accounting Officer
Executive Officer

--------------------------------------------------------------------------------

-------------------------REPORT OF INDEPENDENT AUDITORS-------------------------

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.

We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2001 Sovereign changed its method of accounting for its derivative financial instruments.

                                                            /s/Ernst & Young LLP

Philadelphia,
Pennsylvania
January 18, 2002

--------------------------------------------------------------------------------

--------------------------CONSOLIDATED BALANCE SHEETS---------------------------

(in thousands, except share data)                                                               YEAR ENDED DECEMBER 31,
                                                                                            ----------------------------
                                                                                                2001             2000
                                                                                            ------------    ------------
Assets
  Cash and amounts due from depository institutions ....................................... $    887,964    $    945,196
  Interest-earning deposits ...............................................................       19,315          14,447
  Investment securities available for sale ................................................    9,581,679       5,315,584
  Investment securities held to maturity (fair value approximates $883,208 in 2001
    and $1,971,896 in 2000) ...............................................................      883,437       1,978,268
  Loans (including loans held for sale of $308,950 in 2001 and $59,993 in 2000) ...........   20,399,584      21,912,245
  Allowance for loan losses ...............................................................     (264,667)       (256,356)
  Premises and equipment ..................................................................      251,587         290,134
  Other real estate owned (including other repossessed assets of $9,667 in 2001
    and $3,758 in 2000) ...................................................................       18,928           8,183
  Accrued interest receivable .............................................................      183,913         230,514
  Goodwill and other intangible assets ....................................................    1,343,904       1,455,331
  Bank owned life insurance ...............................................................      706,175         612,580
  Other assets ............................................................................    1,463,019         951,671
                                                                                            ------------    ------------
    Total Assets .......................................................................... $ 35,474,838    $ 33,457,797
                                                                                            ============    ============

Liabilities
  Deposits and other customer accounts .................................................... $ 23,297,574    $ 24,498,917
  Borrowings ..............................................................................    2,678,764       1,330,900
  Long-term debt:
    Repurchase agreements and FHLB advances ...............................................    4,260,929       3,544,984
    Senior secured credit facility ........................................................      225,000         350,792
    Senior notes and subordinated debentures ..............................................    1,775,077       1,013,632
  Advance payments by borrowers for taxes and insurance ...................................       20,943          24,009
  Other liabilities .......................................................................      406,270         287,464
                                                                                            ------------    ------------
      Total Liabilities ................................................................... $ 32,664,557    $ 31,050,698
                                                                                            ------------    ------------
  Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding
    junior subordinated debentures of Sovereign ("Trust Preferred Securities") ............      404,136         319,545
  Minority interest-preferred securities of subsidiaries ..................................      203,664         138,670

Stockholders' Equity
  Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized;
    0 shares issued and outstanding .......................................................           --              --
  Common stock; no par value; 400,000,000 shares authorized; issued 252,386,163 in 2001 and
     231,465,030 in 2000 ..................................................................    1,416,267       1,259,374
  Warrants ................................................................................       91,500          91,500
  Unallocated common stock held by the Employee Stock Ownership Plan
    (4,247,873 in 2001 shares and 4,565,924 in 2000 shares at cost) .......................      (30,945)        (33,230)
  Treasury stock (108,792 in 2001 shares and 397,756 in 2000 shares at cost) ..............         (515)         (3,789)
  Restricted stock (559,791 shares in 2001, at cost) ......................................       (6,272)             --
  Accumulated other comprehensive loss ....................................................      (33,135)        (38,521)
  Retained earnings .......................................................................      765,581         673,550
                                                                                            ------------    ------------
  Total Stockholders' Equity ..............................................................    2,202,481       1,948,884
                                                                                            ------------    ------------
  Total Liabilities and Stockholders' Equity .............................................. $ 35,474,838    $ 33,457,797
                                                                                            ============    ============

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

---------------------CONSOLIDATED STATEMENTS OF OPERATIONS----------------------

(in thousands except per share data)                                                 YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            2001           2000            1999
                                                                         -----------    -----------    -----------
Interest Income:
  Interest on interest-earning deposits ..............................   $     2,522    $    22,158    $     4,721
  Interest and dividends on investment securities:
    available for sale ...............................................       538,318        487,448        543,631
    held to maturity .................................................        68,607        132,442         99,813
  Interest and fees on loans .........................................     1,613,028      1,627,687        959,164
                                                                         -----------    -----------    -----------
    Total interest income ............................................     2,222,475      2,269,735      1,607,329
                                                                         -----------    -----------    -----------
Interest Expense:
  Interest on deposits ...............................................       705,886        735,087        440,826
  Interest on borrowings and long-term debt ..........................       462,307        679,837        551,847
                                                                         -----------    -----------    -----------
    Total interest expense ...........................................     1,168,193      1,414,924        992,673
                                                                         -----------    -----------    -----------
Net interest income ..................................................     1,054,282        854,811        614,656
Provision for loan losses ............................................        97,100         56,500         30,000
                                                                         -----------    -----------    -----------
Net interest income after provision for loan losses ..................       957,182        798,311        584,656
                                                                         -----------    -----------    -----------
Other Income:
  Consumer fees ......................................................       157,502         97,081         57,110
  Commercial fees ....................................................        75,825         36,913          6,480
  Mortgage banking revenue ...........................................        69,509         25,207         29,926
  Capital markets revenue ............................................        11,185         11,090             --
  Bank owned life insurance ..........................................        42,671         34,324         24,126
  Miscellaneous income ...............................................        53,863         15,661          3,175
                                                                         -----------    -----------    -----------
    Total fees and other income ......................................       410,555        220,276        120,817
  Gain/(loss) on sale of investment securities and related derivatives        15,511       (111,715)         9,525
                                                                         -----------    -----------    -----------
    Total other income ...............................................       426,066        108,561        130,342
                                                                         -----------    -----------    -----------
General and Administrative Expenses:
  Compensation and benefits ..........................................       318,686        270,799        154,880
  Occupancy and equipment ............................................       220,311        158,629         67,564
  Technology expense .................................................        71,654         46,396         25,882
  Outside services ...................................................        53,109        119,792         67,458
  Other administrative ...............................................       125,358        135,875         77,145
                                                                         -----------    -----------    -----------
    Total general and administrative expenses ........................       789,118        731,491        392,929
                                                                         -----------    -----------    -----------
Other Operating Expenses:
Amortization of goodwill and other intangibles .......................       133,551         98,940         37,967
Trust Preferred Securities and other minority interest expense .......        59,063         44,293         15,393
Other real estate owned (gains)/losses, net ..........................          (170)          (180)            95
Restructuring ........................................................         8,500         18,500             --
Non-solicitation expense .............................................       243,241        120,060             --
                                                                         -----------    -----------    -----------
    Total other operating expenses ...................................       444,185        281,613         53,455
                                                                         -----------    -----------    -----------
Income/(loss) before income taxes ....................................       149,945       (106,232)       268,614
Income tax provision/(benefit) .......................................        26,575        (65,215)        89,315
                                                                         -----------    -----------    -----------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM ..............................       123,370        (41,017)       179,299
Extraordinary item (net of tax of $3,526 and $5,225) .................        (6,549)        10,775             --
                                                                         -----------    -----------    -----------
NET INCOME/(LOSS) ....................................................   $   116,821    $   (30,242)   $   179,299
                                                                         ===========    ===========    ===========
Earnings/(loss) per share:
Basic
  Income/(loss) before extraordinary item ............................   $      0.51    $     (0.18)   $      1.02
  Extraordinary item .................................................         (0.03)          0.05             --
                                                                         -----------    -----------    -----------
  Net income/(loss) ..................................................   $      0.48    $     (0.13)   $      1.02
                                                                         ===========    ===========    ===========
Diluted
  Income/(loss) before extraordinary item ............................   $      0.48    $     (0.18)   $      1.01
  Extraordinary item .................................................         (0.03)          0.05             --
                                                                         -----------    -----------    -----------
  Net income/(loss) ..................................................   $      0.45    $     (0.13)   $      1.01
                                                                         ===========    ===========    ===========

Dividends Declared Per Common Share ..................................   $       .10    $       .10    $       .10
                                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

----------------CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY-----------------

(in thousands)                                                    COMMON
                                                                  SHARES         COMMON                      RETAINED
                                                                OUTSTANDING       STOCK        WARRANTS      EARNINGS
                                                                -----------    -----------    -----------   -----------
Balance, December 31, 1998 ....................................     159,665    $   651,808    $        --   $   564,585
                                                                -----------    -----------    -----------   -----------
Comprehensive income:
  Net income ..................................................          --             --             --       179,299
  Change in unrecognized gain/(loss) on investment securities
    available for sale, net of tax ............................          --             --             --            --
Total comprehensive loss
Issuance of common stock ......................................      43,810        331,478             --            --
Issuance of warrants ..........................................          --             --         91,500            --
Exercise of stock options .....................................         721          6,919             --            --
Cash in lieu of fractional shares .............................          --             (6)            --            --
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ................................         408          4,412             --            --
Dividends paid on common stock ................................          --             --             --       (17,104)
Treasury stock repurchased ....................................      (3,351)            --             --            --
Treasury stock sold ...........................................          26             --             --            --
Allocation of shares under Employee Stock Ownership Plan ......         270          1,255             --            --
Acquisition of Network Companies ..............................         235          3,000             --            --
Acquisition of People's Bancorp, Inc ..........................      23,624        255,171             --            --
                                                                -----------    -----------    -----------   -----------

Balance, December 31, 1999 ....................................     225,408      1,254,037         91,500       726,780
                                                                -----------    -----------    -----------   -----------
Comprehensive income:
  Net income ..................................................          --             --             --       (30,242)
  Change in unrecognized gain/(loss) on investment securities
    available for sale, net of tax ............................          --             --             --            --
Total comprehensive income
Exercise of stock options .....................................         196            678             --            --
Cash in lieu of fractional shares .............................          --             (3)            --           (79)
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ................................         621          4,569             --            --
Dividends paid on common stock ................................          --             --             --       (22,420)
Treasury stock repurchased ....................................         (62)            --             --            --
Treasury stock sold ...........................................          48             --             --            --
Allocation of shares under Employee
  Stock Ownership Plan ........................................         290             93             --          (489)
                                                                -----------    -----------    -----------   -----------
Balance, December 31, 2000 ....................................     226,501      1,259,374         91,500       673,550
                                                                -----------    -----------    -----------   -----------
Comprehensive income:
  Net income ..................................................          --             --             --       116,821
  Effect of change in accounting principle for derivatives ....          --             --             --            --
  Change in unrecognized gain/(loss), net of tax:
    Investments available for sale ............................          --             --             --            --
    Derivative financial instruments ..........................          --             --             --            --
Total comprehensive income
Issuance of common stock ......................................      20,000        149,000             --            --
Exercise of stock options .....................................         490          3,046             --            --
Cash in lieu of fractional shares .............................          --             (8)            --          (137)
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ................................         432          3,911             --            --
Dividends paid on common stock ................................          --             --             --       (24,653)
Treasury stock repurchased ....................................         (64)            --             --            --
Treasury stock sold ...........................................          88            (20)            --            --
Treasury stock transferred to restricted stock ................          --             --             --            --
Restricted stock repurchased ..................................        (295)            --             --            --
Allocation of shares under Employee Stock Ownership Plan ......         318            964             --            --
                                                                -----------    -----------    -----------   -----------

Balance, December 31, 2001 .................................... $   247,470    $ 1,416,267    $    91,500   $   765,581
                                                                ===========    ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                                      ACCUMULATED
                                                                           UNVESTED    UNALLOCATED        OTHER          TOTAL
                                                             TREASURY     RESTRICTED    STOCK HELD    COMPREHENSIVE   STOCKHOLDERS'
                                                              STOCK          STOCK        BY ESOP         INCOME         EQUITY
                                                          -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998 ............................   $    (1,086)    $       --    $   (29,359)   $    18,120    $ 1,204,068
                                                          -----------    -----------    -----------    -----------    -----------
Comprehensive income:
  Net income ..........................................            --             --             --             --        179,299
  Change in unrecognized loss on investment
    securities available for sale, net of tax .........            --             --             --       (229,052)      (229,052)
                                                                                                                      -----------
Total comprehensive loss ..............................                                                                   (49,753)
Issuance of common stock ..............................            --             --             --             --        331,478
Issuance of warrants ..................................            --             --             --             --         91,500
Exercise of stock options .............................            --             --             --             --          6,919
Cash in lieu of fractional shares .....................            --             --             --             --             (6)
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ........................            --             --             --             --          4,412
Dividends paid on common stock ........................            --             --             --             --        (17,104)
Treasury stock repurchased ............................       (47,152)            --             --             --        (47,152)
Treasury stock sold ...................................           285             --             --             --            285
Allocation of shares under Employee
  Stock Ownership Plan ................................            --             --          1,834             --          3,089
Acquisition of Network Companies ......................            --             --             --             --          3,000
Acquisition of People's Bancorp, Inc ..................        44,358             --         (8,770)            --        290,759
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999 ............................        (3,595)            --        (36,295)      (210,932)     1,821,495
                                                          -----------    -----------    -----------    -----------    -----------
Comprehensive income:
  Net loss ............................................            --             --             --             --        (30,242)
  Change in unrecognized loss on investment
    securities available for sale, net of tax .........            --             --             --        172,411        172,411
                                                                                                                      -----------
Total comprehensive income ............................                                                                   142,169
Exercise of stock options .............................            --             --             --             --            678
Cash in lieu of fractional shares .....................            --             --             --             --            (82)
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ........................            --             --             --             --          4,569
Dividends paid on common stock ........................            --             --             --             --        (22,420)
Treasury stock repurchased ............................          (473)            --             --             --           (473)
Treasury stock sold ...................................           279             --             --             --            279
Allocation of shares under Employee
  Stock Ownership Plan ................................            --             --          3,065             --          2,669
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2000 ............................        (3,789)            --        (33,230)       (38,521)     1,948,884
                                                          -----------    -----------    -----------    -----------    -----------
Comprehensive income:
  Net income ..........................................            --             --             --             --        116,821
  Effect of change in accounting principle
    for derivatives ...................................            --             --             --         (9,951)        (9,951)
  Change in unrecognized gain/(loss), net of tax:
    Investments available for sale ....................            --             --             --         46,039         46,039
    Derivative financial instruments ..................            --             --             --        (30,702)       (30,702)
                                                                                                                      -----------
Total comprehensive income ............................                                                                   122,207
Issuance of common stock ..............................            --             --             --             --        149,000
Exercise of stock options .............................            --             --             --             --          3,046
Cash in lieu of fractional shares .....................            --             --             --             --           (145)
Sale of stock under Dividend Reinvestment and
  Employee Stock Purchase Plan ........................            --             --             --             --          3,911
Dividends paid on common stock ........................            --             --             --             --        (24,653)
Treasury stock repurchased ............................          (701)            --             --                          (701)
Treasury stock sold ...................................           786             --             --             --            766
Treasury stock transferred to restricted stock ........         3,189         (3,189)            --             --             --
Restricted stock repurchased ..........................            --         (3,083)            --             --         (3,083)
Allocation of shares under Employee
  Stock Ownership Plan ................................            --             --          2,285             --          3,249
                                                          -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2001 ............................   $      (515)   $    (6,272)   $   (30,945)   $   (33,135)   $ 2,202,481
                                                          ===========    ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

---------------------CONSOLIDATED STATEMENTS OF CASH FLOWS---------------------

(in thousands)                                                                      YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2001            2000            1999
                                                                         ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net income/(loss) .................................................... $    116,821    $    (30,242)   $    179,299
  Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
    Provision for loan losses ..........................................       97,100          56,500          30,000
    Deferred taxes .....................................................      (15,599)        (49,833)         18,852
    Depreciation and amortization ......................................      175,316         128,587          18,802
    Amortization/accretion of investment securities and loan discounts .       23,584         (34,747)         58,830
    (Gain) loss on sale of investments and related derivatives .........      (15,511)        111,715          (9,525)
    (Gain) loss on real estate owned ...................................          170             180             (95)
    (Gain) loss on sale of fixed assets ................................       (1,376)           (165)             --
    (Gain) loss on extinguishment of debt ..............................       10,075         (16,000)             --
    Allocation of Employee Stock Ownership Plan ........................        2,285           3,065           3,089
  Net change in:
    Unrealized (gain) loss on derivatives ..............................      (40,654)             --              --
    Loans held for sale ................................................     (248,957)          8,811         235,005
    Accrued interest receivable ........................................       46,601         (11,829)         (9,262)
    Prepaid expenses and other assets ..................................     (545,781)       (651,297)       (268,087)
    Other liabilities ..................................................      118,806         296,326        (280,706)
                                                                         ------------    ------------    ------------
Net cash (used) by operating activities ................................     (277,120)       (188,929)        (23,608)
                                                                         ------------    ------------    ------------

Cash Flows From Investing Activities:
  Proceeds from sales of investment securities .........................    6,081,704       8,248,463       5,553,469
  Proceeds from repayments and maturities of investment securities:
    Available for sale .................................................    1,744,100         836,465       1,644,019
    Held to maturity ...................................................      289,463       4,255,897         793,031
  Purchases of investment securities:
    Available for sale .................................................  (10,586,894)     (6,157,701)     (8,024,026)
    Held to maturity ...................................................       (1,224)     (2,704,498)     (1,312,372)
  Proceeds from sales of loans .........................................    3,724,085       2,385,619       1,188,173
  Purchase of loans ....................................................   (1,989,269)     (2,572,063)     (2,022,695)
  Net change in loans other than purchases and sales ...................     (826,284)        463,389      (1,561,471)
  Proceeds from sales of premises and equipment ........................       32,059          46,490           5,757
  Purchases of premises and equipment ..................................      (19,673)       (178,106)        (39,844)
  Proceeds from sales of real estate owned .............................        8,275           3,624          17,081
  Net cash received from/(paid for) business combinations ..............           --       1,916,345         112,998
                                                                         ------------    ------------    ------------
Net cash provided (used) by investing activities .......................   (1,543,658)      6,543,924      (3,645,880)
                                                                         ------------    ------------    ------------

Cash Flows From Financing Activities:
  Net increase/(decrease) in deposits and other customer accounts ......   (1,201,343)        210,550      (1,117,500)
  Net increase/(decrease) in short-term borrowings .....................    1,346,976      (5,449,523)      2,023,868
  Proceeds from long-term notes ........................................    1,346,000         813,068       2,500,894
  Repayments of long-term notes ........................................     (590,000)       (569,982)       (455,959)
  Net increase in other long-term debt .................................      595,418
  Sale of FHLB advances ................................................           --        (911,037)             --
  Net increase/(decrease) in advance payments by borrowers
    for taxes and insurance ............................................       (3,066)         (4,213)            568
  Proceeds from the issuance of preferred stock by subsidiary ..........           --         140,396              --
  Proceeds from minority interest ......................................       64,187              --              --
  Proceeds from issuance of Trust Preferred Securities .................       96,166              --         187,231
  Repurchase of Trust preferred ........................................      (15,029)             --              --
  Proceeds from issuance of common stock ...............................      156,893           5,337         342,803
  Proceeds from issuance of warrants ...................................           --              --          91,500
  Advance to the Employee Stock Ownership Plan .........................           --              --            (436)
  (Purchase)/issuance of restricted stock ..............................       (3,083)
  (Purchase)/issuance of treasury stock ................................           85            (194)        (46,867)
  Cash dividends paid to stockholders ..................................      (24,790)        (22,988)        (17,104)
                                                                         ------------    ------------    ------------
Net cash provided (used) by financing activities .......................    1,768,414      (5,788,586)      3,508,998
                                                                         ------------    ------------    ------------
Net change in cash and cash equivalents ................................      (52,364)        566,409        (160,490)
Cash and cash equivalents at beginning of period .......................      959,643         393,234         553,724
                                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period ............................. $    907,279    $    959,643    $    393,234
                                                                         ============    ============    ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

        Supplemental Disclosures: Income tax payments totaled $33.6 million in 2001, $6.2 million in 2000, and $101 million in 1999. Interest payments totaled $1.2 billion in 2001, $1.4 million in 2000, and $963 million in 1999. Noncash activity consisted of acquisitions which included $9.1 billion of loans and assumption of $12.3 billion of deposits in 2000, and $551 million of loans and assumption of $515 million in deposits in 1999. Other noncash activity consisted of a mortgage loan securitization of $587 million in 2001, $1.2 billion in 2000, and $1.0 billion in 1999; reclassification of long-term borrowings to short-term borrowings of $950 million in 2000, and $536 million in 1999; and reclassification of mortgage loans to real estate owned of $13.3 million in 2001, $6.2 million in 2000, and $11.7 million in 1999.

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sovereign Bancorp, Inc. and subsidiaries ("Sovereign" or "the Company") is a Pennsylvania business corporation and is the holding company of Sovereign Bank ("Sovereign Bank" or "the Bank"). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign's primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New Hampshire, Massachusetts, Connecticut and Rhode Island, and originating commercial, consumer and residential mortgage loans in those communities. Sovereign also serves customers throughout New York.

The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with accounting principles generally accepted in the United States and have been followed on a consistent basis.

        a. Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

        b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        c. Per Share Information Basic earnings per share is calculated by dividing income available to common stockholders by the weighted average common shares outstanding, excluding options, warrants, and convertible securities from the calculation. In calculating diluted earnings per share, the dilutive effect of options and warrants is calculated using the treasury stock method using the average market price of the period. The dilutive effect of preferred stock is calculated using the if-converted method. See Note 23 for computation of earnings per share.

        d. Interest-earning Deposits - Interest-earning deposits consist of deposit accounts with other financial institutions generally having maturities of three months or less.

        e. Investment Securities - Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with unrealized gains and losses reported as a component of comprehensive income within stockholders' equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at trade date utilizing the specific identification method.

In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for its investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

        f. Loans Held for Sale - Loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis. Gains and losses are included in the consolidated statements of operations.

        g. Mortgage Banking Activity - Sovereign recognizes, as separate assets, the rights to service mortgage loans, whether those rights are acquired through loan purchase or loan origination activities. The initial recognition of originated mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. Purchased mortgage servicing assets are recorded at cost. Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing net revenues as established by the federally sponsored secondary market makers. Resultant premiums are deferred and amortized over the estimated life of the related mortgages using the constant yield method.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

The specific allowance element is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated at least quarterly and are based primarily on actual historical loss experience, projected loss experience based on current conditions, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted at least quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures.

These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis. The Chief Credit Officer, the Chief Risk Management Officer and the Chairman of the Asset Review Committee have the responsibility to affirm allowance methodology and to assess the general and specific allowance factors in relation to estimated and actual net charge-off trends. In addition, the group is also responsible for assessing the appropriateness of the allowance for loan losses for each loan pool classification at Sovereign.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

        i. Loans - Loans are reported net of unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method, except in the case of certain discounted loans in which a portion of the net deferred fee may be amortized over the discount period. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (except auto loans, government-guaranteed loans, residential and consumer loans with loan to values less than 50% which are placed on non-accrual after 120 days, or loans secured by deposit accounts) or sooner if management believes the loan has become impaired.

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

        j. Premises and Equipment - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings .......................................  10 to 30 years
Leasehold improvements .................................  Remaining lease term*
Furniture, fixtures and equipment ......................  3 to 10 years
Automobiles ............................................  5 years

Expenditures for maintenance and repairs are charged to expense as incurred.

*Including option periods, if applicable.

        k. Other Real Estate Owned - Other real estate owned ("OREO") consists of properties acquired by or in lieu of foreclosure. OREO is stated at the lower of cost or estimated fair value minus estimated costs to sell. Write-downs of OREO which occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant property improvements which are capitalized to the extent that carrying value does not exceed estimated fair value.

        l. Income Taxes - Deferred income taxes are provided on temporary differences between amounts reported for financial statement and tax purposes.

        m. Derivative Instruments and Hedging Activity - Sovereign enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company is also required to recognize certain commitments as derivatives when the characteristics of those commitments meet the definition of a derivative.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Effective January 1, 2001, Sovereign adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the balance sheet with corresponding offsets recorded in the income statement. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in other comprehensive income within stockholders' equity, net of tax. Amounts are reclassified from other comprehensive income to the income statement in the period or periods the hedged forecasted transaction affects earnings.

Under both the fair value and cash flow hedge scenarios, derivative gains and losses not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. The Company typically uses interest rate swaps in cash flow and fair value hedge transactions. The interest rate swaps are designed to be highly effective in offsetting changes in the fair value or cash flows of the hedged asset or liability. The hedge transactions typically qualify under SFAS 133 to receive the "short-cut" method. Under the short-cut method, changes in the fair value of the derivative are assumed to perfectly offset changes in the hedged asset or liability and there is no impact on net income. Hedge transactions that qualify for the short-cut method require no additional analysis after inception of the hedge. For hedge transactions that do not qualify for the short-cut method, at the hedge's inception and on a regular basis thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in the fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued prospectively and the derivative instrument continues to be carried at fair value but with no corresponding offset being recorded on the hedged item.

Prior to the adoption of SFAS 133 on January 1, 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be recorded in the financial statements. Realized gains and losses on contracts either settled or terminated were recorded as an adjustment to the basis of the on-balance sheet asset or liability being hedged and amortized into the income statement over either the remaining life of the derivative instrument or the expected life of the asset or liability. If the hedged asset or liability also was terminated, the gain or loss was recognized immediately. Net amounts receivable or payable on contracts hedging either interest earning assets or interest bearing liabilities were accrued as an adjustment to either interest income or interest expense. On January 1, 2001, after-tax transition amounts associated with establishing the fair values of the derivative instruments and hedged items on the balance sheet of $0.7 million and ($6.7) million were recorded as an increase of net income and a reduction in other comprehensive income, respectively. Additionally, as allowed by SFAS 133, Sovereign reclassified $800 million of held to maturity securities to available for sale on January 1, 2001. These securities had an unrealized loss of ($3.2) million, net of tax of $1.7 million, at January 1, 2001.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

        n. Foreign Exchange - Sovereign enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are valued at current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.

        o. Consolidated Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

        p. Reclassifications - Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements. These reclassifications have no effect on net income.

        q. Goodwill and Other Intangibles - Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for as purchases. Core deposit intangibles are generally amortized using an accelerated method over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of net tangible and identifiable intangible assets of companies acquired through business combinations accounted for as purchases. In finalizing a purchase allocation, the Company considers all the facts that come to its attention during the allocation period, not to exceed 12 months, and, if necessary, will adjust the purchase price allocation accordingly based on such facts.

Through December 31, 2001, goodwill is amortized using the straight line method over various periods not exceeding 25 years. Beginning on January 1, 2002, goodwill will cease to be amortized - See Pending Accounting Pronouncements in a later section of this Note. Under generally accepted accounting principles existing through December 31, 2001, the carrying amount of the goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the loss of economic value, the carrying amount of the goodwill is reduced by the estimated loss of value. In addition, goodwill associated with impaired long-lived assets is included in the impairment evaluation which Sovereign assesses under the rules of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". At December 31, 2001, Sovereign had $955 million and $389 million of goodwill and core deposit intangibles, respectively.

        r. Segment Reporting - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires that public companies report certain information about operating segments. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. Sovereign is a large regional bank which offers a wide array of products and services to its customers. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, at December 31, 2001 and 2000 Sovereign is not organized around discernable lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Thus, all necessary requirements of SFAS No. 131 have been met by Sovereign as of December 31, 2001.

        s. Asset Securitizations - When the Company sells home equity loans, automobile and recreational vehicle loans, and residential mortgage loans, it may retain interest only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of the transfer. The Company generally estimates fair value based on the present value of expected future cash flows estimated using management's best estimates of the key assumptions-credit losses, pre-payment speeds, forward yield curves, and discount rates commensurate with the risks involved.

        t. Pending Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $30 million ($.11 per share) in 2002. The Company will test goodwill for impairment using the two-step process within the first half of 2002 as prescribed in SFAS 142. The first step is a screen for potential impairment of goodwill and indefinite lived intangible assets, while the second step measures the amount of the impairment, if any. The Company has not yet determined what the effect of these tests will be on its earnings and financial position. The Company currently evaluates goodwill for impairment if facts and circumstances suggest that it may be impaired. Management believes that no such circumstances existed at December 31, 2001. Any impairment that is required to be recognized when adopting SFAS 142 will be reflected as the cumulative effect of a change in accounting principle in 2002.

NOTE 2 - BUSINESS COMBINATIONS

On July 17, 2001, Sovereign announced the signing of a definitive agreement to acquire Main Street Bancorp, Inc. for approximately $170 million in stock and cash. Main Street is a $1.5 billion bank holding company headquartered in Reading, Pennsylvania, with 42 community banking offices serving southeastern Pennsylvania. The transaction was completed on March 8, 2002 and provided Sovereign with approximately $1.3 billion of deposits and $800 million of loans before purchase accounting adjustments, enhancing Sovereign's small business and middle market lending capabilities in the region.

On February 28, 2000, Sovereign entered into an amended purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches (the "New England Acquisition"). In total, the Bank purchased 281 community banking offices (exclusive of 4 locations which were resold to a third party). The New England Acquisition, which resulted in the creation of Sovereign Bank New England division of Sovereign Bank ("SBNE") included the former Fleet Bank community banking franchise in eastern Massachusetts; the entire former BankBoston community banking franchise in Rhode Island; and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet Bank in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The New England Acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

In March, June and July 2000, Sovereign completed each of the three phases of the New England Acquisition. Sovereign's results include the operations of these acquired SBNE branches, assets and liabilities from their respective acquisition dates, and thereafter. Total liabilities assumed through the acquisition were $12.3 billion. Additionally, tangible assets purchased by Sovereign included loan balances of $9.1 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $4.3 billion of residential mortgages (inclusive of $1.1 billion of residential mortgage loans which were not relationship assets that were subsequently sold as part of Sovereign's asset-liability management strategy to reduce interest-rate risk), $85 million of currency, $68 million of premises and equipment, $180 million of precious metals inventory and $213 million of prepaid and other miscellaneous assets. Cash received, net of the premium paid, was $1.9 billion.

Identifiable intangible assets acquired included $352 million of core deposit intangible (CDI), which represents the value of the customer relationships associated with demand, savings, and money market accounts. Sovereign established the value of the CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent time deposit rates) versus the then-current yield on core deposits acquired. The estimated future cash flows were based on the average expected life of the deposits acquired using average run-off factors for each product less the cost to service the deposits. Sovereign is amortizing the core deposit intangible using an accelerated method of amortization over the 10 year period.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

Total consideration for the New England Acquisition was 12% of acquired deposits less agreed upon reductions. The premium was comprised of: a) $848 million, which was paid as of the final closing on July 21, 2000, and b) $363 million, paid in periodic installments from January 2001 through September 2001 upon FleetBoston's performance of non-solicitation obligations specified under the purchase agreement and satisfaction of certain other conditions. These payments were recorded as expense ratably from the completion of the New England Acquisition on July 21, 2000 through the completion of the payments. After taking into consideration fair value adjustments on acquired assets of $163 million, establishment of an initial allowance for loan losses of $135 million, and direct costs associated with the acquistion of $32 million, total goodwill of $826 million was recorded in the transaction.

In November 2000, the Company announced the results of a restructuring initiative. In addition to realigning the Office of the Chief Executive Officer and the Company around customer segments, Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in 2001 related to the closure of 14 "in-store" offices and a redirection of e-commerce efforts, and $18.5 million recorded during 2000 which was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform. As of December 31, 2001, $2.0 million of liability remained.

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

On June 15, 1999, Sovereign acquired The Network Companies ("Network"), a privately held specialty leasing company headquartered in Commack, New York. Network provides financing for the purchase or lease of equipment and specialty vehicles plus other specialty products for businesses throughout the United States, with transactions ranging from $15,000 to $250,000. The initial purchase price of $6 million consisted of $4 million of stock and $2 million of cash. Sovereign's results of operations include the operations of Network from June 15, 1999 and thereafter.

NOTE 3 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods which included December 31, 2001 and 2000 were $277 million and $243 million, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows (in thousands):

--------------------------------------------------------------------------------

                                                                     AT DECEMBER 31,
                             -----------------------------------------------------------------------------------------------------
                                                    2001                                               2000
                             ------------------------------------------------    -------------------------------------------------
                              AMORTIZED   UNREALIZED    UNREALIZED     FAIR      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                COST     APPRECIATION  DEPRECIATION    VALUE        COST     APPRECIATION  DEPRECIATION    VALUE
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Investment Securities
  Available for sale:
Investment Securities:
  U.S. Treasury and
    government agency
    securities .........     $   23,109   $       93   $       23   $   23,179   $   92,341   $       55   $      455   $   91,941
  Corporate debt and
    asset-backed
    securities .........        322,813        5,357       14,310      313,860      823,672       11,581       17,845      817,408
  Equities .............        790,391        2,631          160      792,862      676,881          393        5,899      671,375
  State and municipal
    securities .........         22,452        1,942            2       24,392       36,549        2,693          473       38,769
Mortgage-backed
  Securities:
  U.S. government
    agencies ...........      6,625,498       34,371       33,828    6,626,041      676,593        3,025        5,679      673,939
  Non-agencies .........      1,783,485       23,062        5,202    1,801,345    3,069,141        1,091       48,080    3,022,152
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total investment
  securities available
  for sale .............     $9,567,748   $   67,456   $   53,525   $9,581,679   $5,375,177   $   18,838   $   78,431   $5,315,584
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

    Held to maturity:
Investment Securities:
  U.S. Treasury and
    government agency
    securities .........     $    1,905   $       55   $       --   $    1,960   $    6,382   $       --   $      138   $    6,244
  Corporate debt and
    asset-backed
    securities .........             --           --           --           --       35,785        2,282            6       38,061
  State and municipal
    securities .........          4,128           35            2        4,161          739          135            6          868
Mortgage-backed
  Securities:
  U.S. government
    agencies ...........        872,154        9,851       10,144      871,861    1,562,525       14,780       16,502    1,560,803
  Non-agencies .........          5,250           47           71        5,226      372,837          883        7,800      365,920
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total investment
  securities held
  to maturity ..........     $  883,437   $    9,988   $   10,217   $  883,208   $1,978,268   $   18,080   $   24,452   $1,971,896
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------

Proceeds from sales of investment securities available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

--------------------------------------------------------------------------------

                                                                                               AVAILABLE FOR SALE
                                                                                             YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                     2001              2000             1999
                                                                                 ------------      ------------    ------------
Proceeds from sales ........................................................     $  6,081,704      $  8,248,463    $  5,553,469
                                                                                 ============      ============    ============

Gross realized gains .......................................................           36,283             3,039           8,335
Gross realized losses ......................................................           (6,048)         (123,916)         (4,603)
                                                                                 ------------      ------------    ------------
Net realized gains/(losses) ................................................     $     30,235      $   (120,877)   $      3,732
                                                                                 ============      ============    ============

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

Contractual maturities (except mortgage-backed securities, see (1)) and yields of Sovereign's investment securities available for sale at December 31, 2001 are as follows:

--------------------------------------------------------------------------------

                                                   INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2001(1):
                                             ------------------------------------------------------------------------------
                                                                                        DUE AFTER                WEIGHTED
                                             DUE WITHIN   DUE AFTER 1    DUE AFTER 5   10 YEARS/NO                AVERAGE
                                              ONE YEAR    WITHIN 5 YRS  WITHIN 10 YRS   MATURITY        TOTAL     YIELD (2)
                                             ----------    ----------    ----------    ----------    ----------  ----------
U.S. Treasury and government agency ......   $   19,662    $    3,517    $       --    $       --    $   23,179    2.67%
Corporate debt and asset backed securities           --        26,722        83,020       204,118       313,860    9.66%
Equities .................................           --            --            --       792,862       792,862      --%
State and Municipal securities ...........           51           897           459        22,985        24,392    6.09%
Mortgage-backed Securities:
  U.S. government agencies ...............      796,337     2,721,644     1,805,062     1,302,998     6,626,041    6.02%
  Non-agencies ...........................      593,387       894,203       233,528        80,227     1,801,345    6.07%
                                             ----------    ----------    ----------    ----------    ----------

Total Fair Value .........................   $1,409,437    $3,646,983    $2,122,069    $2,403,190    $9,581,679    5.64%
                                             ==========    ==========    ==========    ==========    ==========

Weighted average yield (2) ...............         6.02%         6.11%         6.15%         4.26%         5.64%
                                             ==========    ==========    ==========    ==========    ==========

Total Amortized Cost .....................   $1,421,022    $3,639,767    $2,114,440    $2,392,519    $9,567,748
                                             ==========    ==========    ==========    ==========    ==========

Maturities and yields of Sovereign's investment securities held to maturity at December 31, 2001 are as follows:

                                                     INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2001(1):
                                             ------------------------------------------------------------------------------
                                                                                        DUE AFTER                WEIGHTED
                                             DUE WITHIN   DUE AFTER 1    DUE AFTER 5   10 YEARS/NO                AVERAGE
                                              ONE YEAR    WITHIN 5 YRS  WITHIN 10 YRS   MATURITY        TOTAL     YIELD (2)
                                             ----------    ----------    ----------    ----------    ----------  ----------
U.S. Treasury and government agency ......   $      150    $    1,755    $       --    $       --    $    1,905    6.65%
State and Municipal securities ...........          481         2,890           396           361         4,128    6.05%
Mortgage-backed Securities:
  U.S. government agencies ...............      192,256       419,730       173,402        86,766       872,154    5.95%
  Non-agencies ...........................        1,643         2,861           667            79         5,250    5.01%
                                             ----------    ----------    ----------    ----------    ----------

Total Amortized Cost .....................   $  194,530    $  427,236    $  174,465    $   87,206    $  883,437    5.94%
                                             ==========    ==========    ==========    ==========    ==========

Weighted-average yield (2) ...............         5.90%         5.90%         6.03%         6.09%         5.94%
                                             ==========    ==========    ==========    ==========    ==========

Total Fair Value .........................   $  196,919    $  424,682    $  174,364    $   87,243    $  883,208
                                             ==========    ==========    ==========    ==========    ==========

(1) Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.
(2) Weighted-average yields are based on amortized cost. Yields on tax exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.
--------------------------------------------------------------------------------

Income not subject to tax included in interest and dividends on investment securities was $29.1 million, $27.1 million and $27.1 million for years ended December 31, 2001, 2000 and 1999, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2001, 2000 and 1999 were $10.6 million, $(42.3) million and $1.2 million, respectively.

Investment securities with an estimated fair value of $3.8 billion and $2.3 billion were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 5 - LOANS

A summary of loans included in the Consolidated Balance Sheets (in thousands):

--------------------------------------------------------------------------------

                                        AT DECEMBER 31,
                                  -------------------------
                                      2001          2000
                                  -----------   -----------
Commercial real estate loans ..   $ 3,082,330   $ 2,793,616
Commercial and industrial loans     4,506,198     4,397,009
Other .........................       657,527       640,782
                                  -----------   -----------
  Total Commercial Loans ......     8,246,055     7,831,407
                                  -----------   -----------
Home equity loans .............     3,756,621     3,256,598
Auto loans ....................     2,882,417     2,309,025
Other .........................       509,272       536,358
                                  -----------   -----------
  Total Consumer Loans ........     7,148,310     6,101,981
                                  -----------   -----------
Residential real estate loans .     5,005,219     7,978,857
                                  -----------   -----------

Total Loans(1)(2) .............   $20,399,584   $21,912,245
                                  ===========   ===========

Total Loans with:
  Fixed rate ..................   $12,875,742   $14,165,535
  Variable rate ...............     7,523,842     7,746,710
                                  -----------   -----------
  Total Loans(1) ..............   $20,399,584   $21,912,245
                                  ===========   ===========

(1) Loan totals are net of deferred loan fees of $40 million for 2001 and $33 million for 2000.
(2) Loan totals are net of unamortized discount of $18 million and $65 million for 2001 and 2000, respectively.
--------------------------------------------------------------------------------

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 2001 and 2000, loans to related parties totaled $20.1 million and $14.6 million, respectively.

The activity in the allowance for loan losses is as follows (in thousands):

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Balance, beginning of period .........................     $    256,356      $    132,986    $    133,802
Allowance established/acquired in acquisitions .......               --           134,706           4,799
Provision for loan losses ............................           97,100            56,500          30,000
Charge-offs ..........................................          120,940            92,892          55,023
Recoveries ...........................................           32,151            25,056          19,408
                                                           ------------      ------------    ------------
Balance, end of period ...............................     $    264,667      $    256,356    $    132,986
                                                           ============      ============    ============

--------------------------------------------------------------------------------

Impaired loans are summarized as follows (in thousands):

                                                    AT DECEMBER 31,
                                               ---------------------------
                                                   2001           2000
                                               -----------    -----------
Impaired loans without a related allowance ..  $        --    $        --
Impaired loans with a related allowance .....      352,562        232,817
                                               -----------    -----------
  Total impaired loans ......................  $   352,562    $   232,817
                                               ===========    ===========

Allowance for impaired loans ................  $    73,741    $    56,311
                                               ===========    ===========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

If Sovereign's non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 2001, 2000 and 1999 would have increased by approximately $9.1 million, $7.0 million and $5.0 million, respectively. Interest income recorded on these loans for the years ended December 31, 2001, 2000 and 1999 was $6.6 million, $3.8 million and $2.1 million, respectively.

NOTE 6 - MORTGAGE BANKING ACTIVITY

At December 31, 2001, 2000, and 1999, Sovereign serviced loans for the benefit of others totaling $5.1 billion, $4.2 billion, and $5.7 billion, respectively. The following table presents the activity of Sovereign's mortgage servicing rights for the years indicated. This activity does not reflect the reduction from the activity in Sovereign's valuation allowance for mortgage servicing rights presented in the table below (in thousands):

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Balance, beginning of period ..........................    $     41,541      $     77,349    $     75,627
Servicing assets sold .................................              --           (34,842)             --
Net servicing assets recognized .......................          29,083             7,971          14,605
Amortization and other ................................          (9,626)           (8,937)        (12,883)
                                                           ------------      ------------    ------------

Balance, end of year ..................................    $     60,998      $     41,541    $     77,349
                                                           ============      ============    ============

--------------------------------------------------------------------------------

For valuation purposes, at December 31, 2001, a weighted average discount rate of 9.6% was assumed and assumed prepayment speeds were consistent with published secondary market rates for Sovereign's market area. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Balance, beginning of period .........................     $      2,183      $      4,858    $     13,295
Increase/(decrease) in valuation
  allowance for mortgage servicing rights ............            8,097            (2,675)         (8,437)
                                                           ------------      ------------    ------------

Balance, end of year .................................     $     10,280      $      2,183    $      4,858
                                                           ============      ============    ============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

--------------------------------------------------------------------------------

                                                    AT DECEMBER 31,
                                               ---------------------------
                                                   2001           2000
                                               -----------    -----------
Land ........................................  $    11,581    $    13,200
Office buildings ............................       74,865        108,890
Furniture, fixtures, and equipment ..........      215,313        214,106
Leasehold improvements ......................       65,044         57,723
Automobiles .................................          441            605
                                               -----------    -----------
                                                   367,244        394,524
Less accumulated depreciation ...............     (115,657)      (104,390)
                                               -----------    -----------
  Total premises and equipment ..............  $   251,587    $   290,134
                                               ===========    ===========

--------------------------------------------------------------------------------

Included in occupancy and equipment expense for 2001, 2000 and 1999 was depreciation expense of $43.1 million, $36.6 million, and $15.1 million, respectively. Sovereign also recorded rental expense of $72.9 million, $52.0 million and $16.5 million, net of $11.2 million $5.2 million, and $1.2 million of sublease income in 2001, 2000 and 1999, respectively.

On June 30, 2000, Sovereign was party to a structured real estate transaction pursuant to which 127 commercial properties. were transferred to non-affiliated third parties. Sovereign simultaneously entered into 127 separate operating leases each of which had an initial term of approximately 20 years. The transfers and leases included 104 commercial properties that were transferred by FleetBoston and 23 commercial properties owned by Sovereign. Sovereign recorded an $11.9 million gain on the sale of the 23 properties it sold to the third parties. This was deferred and is being amortized over the lease term of the 23 properties sold and subsequently leased back.

NOTE 8 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                    AT DECEMBER 31,
                                               ---------------------------
                                                   2001           2000
                                               -----------    -----------
Accrued interest receivable on:
  Investment securities .....................  $    65,357    $    55,465
  Loans .....................................      118,556        175,049
                                               -----------    -----------
  Total interest receivable .................  $   183,913    $   230,514
                                               ===========    ===========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 9 - DEPOSITS

Deposits are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                                            AT DECEMBER 31,
                                             -------------------------------------------------------------------------
                                                                 2001                                 2000
                                             -------------------------------------   ---------------------------------
                                               BALANCE          PERCENT      RATE      BALANCE       PERCENT     RATE
                                             -----------        -------      ----    -----------     -------     ----
Demand deposit accounts ..................   $ 3,910,171          17%         --%    $ 3,475,994       14%        --%
NOW accounts .............................     4,162,169          18         0.87      4,247,194       17        2.67
Savings accounts .........................     2,985,464          13         1.44      2,952,960       12        2.38
Money market accounts ....................     4,992,163          21         1.73      4,553,020       19        4.44
Retail certificates of deposit ...........     6,985,397          30         4.14      8,371,936       34        5.91
Jumbo certificates of deposit ............       262,210           1         3.04        897,813        4        6.55
                                             -----------         ---         ----    -----------      ---        ----
  Total deposits .........................   $23,297,574         100%        1.99%   $24,498,917      100%       3.83%
                                             ===========         ===         ====    ===========      ===        ====

Deposits of related parties include deposits made by certain officers, directors and their affiliated interests. At December 31, 2001 and 2000, deposits of related parties totaled $1.5 million and $1.2 million, respectively.
--------------------------------------------------------------------------------

Interest expense on deposits is summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Demand deposit and NOW accounts ........................   $     71,156      $     81,842    $     34,622
Savings accounts .......................................         57,905            67,880          58,333
Money market accounts ..................................        144,156           132,131          50,246
Certificates of deposit ................................        432,669           453,234         297,625
                                                           ------------      ------------    ------------
  Total interest expense on deposits ...................   $    705,886      $    735,087    $    440,826
                                                           ============      ============    ============

--------------------------------------------------------------------------------

The following table sets forth the maturity of Sovereign's certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 2001 (in thousands):

--------------------------------------------------------------------------------

                                          AT DECEMBER 31,
                                          ---------------
                                               2001
                                           ----------
Three months or less ...................   $  335,046
Over three through six months ..........      290,041
Over six through twelve months .........      340,226
Over twelve months .....................      370,591
                                           ----------
Total ..................................   $1,335,904
                                           ==========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The following table sets forth the maturity of Sovereign's certificates of deposit as scheduled to mature contractually at December 31, 2001 (in thousands):

--------------------------------------------------------------------------------

                                          AT DECEMBER 31,
                                          ---------------
                                               2001
                                           ----------
2002 ...................................   $5,655,282
2003 ...................................    1,031,650
2004 ...................................      260,203
2005 ...................................       94,671
2006 ...................................       75,738
Thereafter .............................      130,063
                                           ----------
Total ..................................   $7,247,607
                                           ==========

--------------------------------------------------------------------------------

NOTE 10 - BORROWINGS

Short-term borrowings included in the consolidated balance sheets are as follows (in thousands):

--------------------------------------------------------------------------------

                                                                                  AT DECEMBER 31,
                                                                -----------------------------------------------------
                                                                          2001                        2000
                                                                -----------------------       -----------------------
                                                                  Balance    W.A. Rate          Balance    W.A. Rate
                                                                -----------  ---------        -----------  ---------
Federal funds purchased ....................................... $   452,002    1.75%          $   130,000    5.23%
Securities sold under repurchase agreements ...................     297,741    1.45%              230,900    6.58%
Federal Home Loan Bank advances ...............................   1,929,021    3.08%              970,000    6.62%
                                                                -----------    ----           -----------    ----
Total borrowings .............................................. $ 2,678,764    2.67%          $ 1,330,900    6.48%
                                                                ===========    ====           ===========    ====

--------------------------------------------------------------------------------

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

Included in 2001 borrowings are sales of securities under repurchase agreements. Securities underlying sales of securities under repurchase agreements consisted of investment securities which had an amortized cost of $395 million and a market value of $386 million at December 31, 2001.

Short-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 11 - LONG-TERM DEBT

Long-term debt (borrowings with original maturities of more than one year) at December 31 consisted of the following (in thousands):

--------------------------------------------------------------------------------

                                                                                        AT DECEMBER 31,
                                                                                 ---------------------------
                                                                                     2001           2000
                                                                                 ------------    -----------
Securities sold under repurchase agreements, maturing 2002 through 2006 .....    $   155,000     $        --
FHLB advances, maturing January 2002 to April 2012 ..........................      4,105,929       3,544,984
Senior secured credit facility, due November 15, 2003 .......................             --         350,792
Senior secured credit facility, maturing May 31, 2005 to February 28, 2007 ..        225,000              --
Asset-backed floating rate notes, due June 21, 2012 .........................        821,000              --
6.625% senior notes, due March 15, 2001 .....................................             --         239,973
8.625% senior notes, due March 15, 2004 .....................................        174,856              --
10.25% senior notes, due May 15, 2004 .......................................        200,000         200,000
10.50% senior notes, due November 15, 2006 ..................................        500,000         500,000
8.50% subordinated debentures, due 2002 .....................................         19,996          19,992
8.00% subordinated debentures, due 2003 .....................................         49,978          49,960
Other .......................................................................          9,247           3,707
                                                                                 -----------     -----------
                                                                                 $ 6,261,006     $ 4,909,408
                                                                                 ===========     ===========

--------------------------------------------------------------------------------

Long-term debt includes sales of securities under repurchase agreements with weighted average interest rates of 4.71% at December 31, 2001. Securities underlying these repurchase agreements consist of investment securities which had a book value of $159 million, and a market value of $160 million at December 31, 2001.

Long-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB. Long-term FHLB advances had weighted average interest rates of 5.28% and 5.47% at December 31, 2001 and 2000, respectively.

In March 2001, Sovereign completed a $400 million senior secured credit facility with Bank of Scotland. Proceeds from the issue were used to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote off $6.5 million net of tax ($10.1 million pre-tax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

The senior secured credit facility with Bank of Scotland consists of a $350 million revolving line and a $50 million term note. The revolving line provides $350 million of capacity through August of 2005 with the maximum amount available reduced as follows: $300 million - August 31, 2005; $250 million - November 30, 2005; $200 million - February 28, 2006; $150 million - May 30, 2006; $100 million - August 30, 2006; $50 million - November 30, 2006. The revolving facility matures on February 28, 2007 with no mandatory prepayments. The term loan matures on May 31, 2005. The Senior Secured Credit Facility is secured by a pledge of the stock of Sovereign Bank and Sovereign Delaware Investment Company. Interest is impacted by Sovereign's Senior Unsecured Long Term Debt Credit Rating (S&P/Moody's), and is calculated, at the option of the borrower, at LIBOR or ABR, defined as the greater of (i) the lender's prime rate and (ii) the Federal Funds Rate plus .50%, plus applicable margin. The applicable margin for the first two years of the facility is 0.75% for ABR loans and 2.50% for Eurodollar loans if Sovereign's credit rating is BB+/Ba3 or higher and 1.00% for ABR loans and 2.75% for Eurodollar loans if Sovereign's credit rating is below BB+/Ba3. After the second anniversary, the applicable margin is 1.00% for ABR loans and 2.75% for Eurodollar loans if Sovereign's credit rating is BB+/Ba1 or lower; 0.50% for ABR loans and 2.25% for Eurodollar loans if Sovereign's credit rating is BBB-/Baa3; 0.25% for ABR loans and 2.00% for Eurodollar loans if Sovereign's credit rating is BBB/Baa2+; and 0.00% for ABR loans and 1.75% for Eurodollar loans if Sovereign's credit rating is BBB+/Baa1 or higher. The Senior Secured Credit Facility subjects Sovereign to a number of affirmative and negative covenants. At December 31, 2001, the rate Sovereign was paying equaled 5.72%.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

In November, 2001, Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to special purpose entities (SPEs) in return for $885 million raised by the SPEs from the issuance to outside investors of $821 million of asset-backed floating rate notes and $64 million of equity interests. The securitization transaction is accounted for as a financing collateralized by assets in accordance with SFAS 140, "Transfers of Financial Assets and Liabilities", and as such, the indirect automobile loans, asset-backed floating rate notes and equity interests (reported as minority interests) are all reflected in Sovereign's Consolidated Balance Sheet at December 31, 2001 as loans, long-term debt and minority interests, respectively.

The asset-backed notes consist of two classes: $799.1 million of Class A and $21.9 million of Class B. Interest on the notes accrues at 1 month LIBOR plus 0.375% and 0.575% for classes A and B, respectively, and is paid monthly. Interest rates were 2.50% and 2.70% December 31, 2001 for classes A and B, respectively. Combined monthly principal payments of $10.5 million commence January 2007 and increase to final payments of $16.9 million in January 2012. Principal reductions are allocated between the classes in proportion to the combined principal of the classes. Interest and principal payments are to be paid from the cash flows of the revolving pool of assets transferred to the SPEs.

On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% which will mature on March 15, 2004. The proceeds of this issuance, along with the proceeds of $150 million from the 20 million shares of common stock issued on February 9, 2001, were used to repay the 6.625% senior notes at maturity on March 15, 2001.

The 8.625%, 10.25%, and 10.50% senior notes are non-amortizing and are redeemable, at a significant premium, at any time prior to maturity. The 8.00% subordinated debentures are non-amortizing and are not redeemable prior to maturity. The 8.50% subordinated debentures are non-amortizing and are redeemable at the option of Sovereign in whole or in part.

The following table sets forth the contractual maturities of Sovereign's long-term debt at December 31, 2001 (in thousands):

--------------------------------------------------------------------------------

                                          AT DECEMBER 31,
                                          ---------------
                                               2001
                                           ----------
2002 ...................................   $  421,390
2003 ...................................       56,454
2004 ...................................      376,798
2005 ...................................      462,885
2006 ...................................      730,000
Thereafter .............................    4,213,479
                                           ----------

Total ..................................   $6,261,006
                                           ==========

--------------------------------------------------------------------------------

NOTE 12 - TRUST PREFERRED SECURITIES

Sovereign's Trust Preferred Securities consist of the following at December 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                                                           AT DECEMBER 31,
                                                                                     --------------------------
                                                                                         2001           2000
                                                                                     -----------    -----------
Sovereign Capital Trust I (stated maturity $84,635 in 2001 and $100,000 in 2000) .   $    82,782    $    97,724
Sovereign Capital Trust II (stated maturity $287,500 in 2001 and 2000) ...........       193,688        190,321
Sovereign Capital Trust III (stated maturity $100,000 in 2001) ...................        96,166             --
ML Capital Trust I (stated maturity $31,500 in 2001 and 2000) ....................        31,500         31,500
                                                                                     -----------    -----------
Total Trust Preferred Securities .................................................   $   404,136    $   319,545
                                                                                     ===========    ===========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

On December 13, 2001, Sovereign issued $100 million of preferred capital securities through Sovereign Capital Trust III, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities will be payable at an annual rate of 8.75% on a quarterly basis beginning March 31, 2002. The proceeds were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust III. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise the securities are generally redeemable in whole or in part on or after January 1, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed on December 31, 2031.

On November 15, 1999, Sovereign issued 5,750,000 units of Trust Preferred Income Equity Redeemable Securities (PIERS) resulting in net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030, of which $91.5 million has been allocated to the value of the warrants allocated to equity and is treated as original issue discount. The original issue discount is accreted into Trust Preferred Securities expense over the life of the unit resulting in an effective yield of 11.74%. Each PIERS unit consists of:

    o A preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a stated liquidation amount of $50, representing an undivided beneficial ownership interest in Trust II, which assets consist solely of debentures issued by Sovereign. Distributions are payable quarterly beginning February 15, 2000 at an annual rate of 7.5% of the stated liquidation value; and

    o A warrant to purchase, subject to antidilution adjustments, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. The warrants were valued at $17.50 per unit.

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

Sovereign has outstanding $84.6 million of preferred capital securities through Sovereign Capital Trust I, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities will be payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. The trusts sole assets consist of investments in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust I. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise the securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the securities may be redeemed at 100% of the liquidation amount. On December 27, 2001, Sovereign completed an open market repurchase $15.4 million of the trust preferred securities issued by Sovereign Capital Trust I.

Sovereign has outstanding $31.5 million of preferred capital securities through ML Capital Trust I, which was established by ML Bancorp, Inc., a predecessor company of Sovereign. The securities bear an interest rate of 9.875%, with a scheduled maturity of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

March 1, 2027. Proceeds from the issuance were invested in Junior Subordinated Debentures issued by ML Bancorp. Sovereign assumed ML Bancorp's obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March 1, 2007.

The Trusts are wholly owned subsidiaries of Sovereign, whose sole assets consist of investments in and in trust related to the junior subordinated debentures issued by Sovereign. Sovereign has fully and unconditionally guaranteed the Trusts' payments on the trust preferred securities. The Trust Preferred Securities are classified as and are similar to a minority interest and are presented as "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign." The Trust Preferred Securities qualify for Tier 1 capital treatment for Sovereign Bank and the loan payments from Sovereign to the trusts are fully tax deductible. The warrants, included in the PIERS units, are classified as additional capital within stockholders' equity.

NOTE 13 - MINORITY INTERESTS

In the financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction which raised a total of $885 million for Sovereign. The ownership interests in the SPEs are reflected as minority interests in Sovereign's Consolidated Balance Sheet, along with the indirect automobile loans and asset-backed notes as the entire transaction is considered a financing in accordance with SFAS 140.

On August 21, 2000, Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust ("SREIT"), a subsidiary of Sovereign Bank which holds primarily residential real estate loans. The preferred stock was issued at a discount, which is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors; however, Sovereign expects to register the SREIT preferred shares so that they may be offered to other investors. The proceeds of this offering were principally used to repay corporate debt.

NOTE 14 - STOCKHOLDERS' EQUITY

Sovereign maintains a Stockholder Rights Plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders from attempts to acquire control of Sovereign at an inadequate price. Under the Rights Plan, each outstanding share of Sovereign common stock has attached to it one right to purchase one-hundredth of a share of junior participating preferred stock at an initial exercise price of $40. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur.

A holder can exercise the rights to purchase shares of the junior participating preferred stock if a person, group or other entity acquires or commences a tender offer or an exchange offer for 9.9% or more of total voting power. A holder can also exercise if Sovereign's board declares a person or group who has become a beneficial owner of at least 4.9% of Sovereign common stock or total voting power an "adverse person", as defined in the Rights Plan.

After the rights become exercisable the rights (other than rights held by a 9.9% beneficial owner or an "adverse person") generally will entitle the holders to purchase either Sovereign common stock or the common stock of the potential acquirer, in lieu of the junior participating preferred stock, at a substantially reduced price.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

Sovereign can generally redeem the rights at $.001 per right by a majority vote of "continuing directors" (defined as any member of the board of directors of Sovereign on June 21, 2001 and successors approved by such persons) at any time prior to the earlier of the tenth business day following public announcement that a 9.9% position has been acquired or June 30, 2007. At any time prior to the date the rights become nonredeemable, the Sovereign board of directors can extend the redemption period by a vote of "continuing directors". Rights are redeemable following an "adverse person" determination.

Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan which permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 2001, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lessor of 15% of pay or $25,000. All dividends are reinvested according to Sovereign's Dividend Reinvestment and Stock Purchase Plan.

During 2001, Sovereign instituted a Restricted Stock Plan ("Restricted Stock Plan") allowing for the distribution of 2.5 million shares of Sovereign common stock. The restricted stock vests ratably over a three-year plan. Approximately 560,000 shares were transferred into the Restricted Stock Plan during 2001 including shares held in Treasury, of which 532,000 shares were issued. Unvested shares are treated as a reduction of capital.

On November 2, 2001, the company registered $1.0 billion of debt and equity instruments for future issuance under a shelf registration of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $900 million of availability under the shelf registration at December 31, 2001.

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

Retained earnings at December 31, 2001 included $82.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign's debt agreements impose certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.

NOTE 15 - REGULATORY MATTERS

The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. Management believes, as of December 31, 2001 and 2000, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be well-capitalized.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

The OTS Order, as amended, applicable to the approval of the New England Acquisition (the "OTS Order") requires Sovereign Bank to be "Well Capitalized", and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign's lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "well capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital levels.

At December 31, 2001, Sovereign had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order.

Federal banking laws, regulations and policies also limit Sovereign Bank's ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank's total distributions to us within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, including the OTS Order applicable to the New England Acquisition, as amended, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank's examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2001 and 2000 (in thousands):

--------------------------------------------------------------------------------
REGULATORY CAPITAL

                                                                                  TIER 1         TIER 1        TOTAL
                                                                  TANGIBLE       LEVERAGE      RISK-BASED    RISK-BASED
                                                                 CAPITAL TO     CAPITAL TO     CAPITAL TO    CAPITAL TO
                                                                  TANGIBLE       TANGIBLE    RISK ADJUSTED  RISK ADJUSTED
                                                                   ASSETS         ASSETS         ASSETS         ASSETS
                                                                -----------    -----------    -----------   -----------
Sovereign Bank at December 31, 2001:
Regulatory capital ............................................ $ 2,464,222    $ 2,470,620    $ 2,368,893   $ 2,616,871
Minimum capital requirement (1) ...............................     685,584      2,399,545        979,792     2,571,955
                                                                -----------    -----------    -----------   -----------
  Excess ...................................................... $ 1,778,638    $    71,075    $ 1,389,101   $    44,916
                                                                ===========    ===========    ===========   ===========

Capital ratio .................................................        7.19%          7.21%          9.67%        10.68%

Sovereign Bank at December 31, 2000:
Regulatory capital ............................................ $ 2,227,236    $ 2,240,954    $ 2,121,722   $ 2,373,003
Minimum capital requirement (1) ...............................     639,815      1,701,908        910,435     2,330,713
                                                                -----------    -----------    -----------   -----------
  Excess ...................................................... $ 1,587,421    $   539,046    $ 1,211,287   $    42,290
                                                                ===========    ===========    ===========   ===========

Capital ratio .................................................        6.97%          7.01%          9.32%        10.43%

(1) As defined by OTS Regulations, or the OTS Order, as applicable.
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 16 - STOCK OPTION PLANS

Beginning in 1990, Sovereign initiated its stock option plan. This plan grants stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign's stock options expire not more than ten years and one month after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant. Sovereign accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants. There are 24.2 million shares of common stock reserved for issuance under the plans. These shares, along with the per share data in the following summary of option transactions, have been adjusted to reflect all stock dividends and stock splits.

The following table provides a summary of Sovereign's stock option activity for the years ended December 31, 2001, 2000 and 1999 and stock options exercisable at the end of each of those years (number of options in thousands).

--------------------------------------------------------------------------------

                                                                                          PRICE PER
                                                                            SHARES          SHARE
                                                                           ---------     -------------
Options outstanding December 31, 1998 (3,371,038 shares exercisable)..     4,631,609     $ .96 - 20.25
                                                                           ---------

Options exchanged in conjunction with Peoples acquisition ............       473,531       4.41 - 6.86
Granted ..............................................................     2,216,479      8.28 - 12.44
Exercised ............................................................      (720,811)       .96 - 8.83
Forfeited ............................................................      (152,415)     3.78 - 16.35
                                                                           ---------

Options outstanding December 31, 1999 (4,154,213 shares exercisable) .     6,448,393      1.30 - 20.25
                                                                           ---------

Granted ..............................................................     2,207,778       6.69 - 7.81
Exercised ............................................................      (195,873)      1.30 - 6.53
Forfeited ............................................................      (449,744)     4.11 - 16.35
                                                                           ---------

Options outstanding December 31, 2000 (6,031,898 shares exercisable) .     8,010,554      1.94 - 20.25
                                                                           ---------

Granted ..............................................................      2,464,97      8.25 - 12.32
Exercised ............................................................      (489,949)      1.94 - 8.94
Forfeited ............................................................      (268,599)     6.24 - 16.35
                                                                           ---------

Options outstanding December 31, 2001 (7,301,406 shares exercisable) .     9,716,981     $2.25 - 20.25
                                                                           =========

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The following table summarizes Sovereign's stock options outstanding at December 31, 2001:

--------------------------------------------------------------------------------

                                 OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                            -------------------------------  ----------------------
                                                 WEIGHTED
                                       WEIGHTED   AVERAGE               WEIGHTED
                                       AVERAGE   REMAINING              AVERAGE
                                       EXERCISE CONTRACTUAL            EXERCISE
EXERCISE PRICES              SHARES     PRICE      LIFE       SHARES     PRICE
---------------             ---------  -------     ----      ---------  -------
$2.25 - $6.69 ...........   1,851,943   $ 4.50     2.96      1,851,943   $ 4.50
$6.72 - $10.57 ..........   4,828,806   $ 7.82     8.35      2,593,806   $ 7.45
$11.80 - $20.25 .........   3,036,232   $13.06     7.01      2,855,657   $13.11
                            ---------   ------     ----      ---------   ------
  Total .................   9,716,981   $ 8.82     6.90      7,301,406   $ 8.91
                            =========   ======     ====      =========   ======

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

For purposes of providing the pro forma disclosures required under SFAS 123, "Accounting for Stock-Based Compensation", the fair values of stock options granted were estimated at the date of grant using a Black-Sholes option pricing model. The Black-Sholes option-pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company's employee stock options. The model is also sensitive to changes in subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Sholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------

Grant date year                                  2001                 2000                1999
                                            --------------       -------------        --------------
Expected volatility ......................            .352                .325                  .296
Expected life in years ...................            6.00                6.00                  6.00
Stock price on date of grant .............  $8.25 - $12.32       $6.69 - $7.81        $8.28 - $12.44
Exercise price ...........................  $8.25 - $12.32       $6.69 - $7.81        $8.28 - $12.44
Weighted average exercise price ..........  $         8.55       $        6.90        $        11.34
Weighted average fair value ..............  $         3.39       $        2.73        $         3.98
Expected dividend yield ..................             .82%               1.21%                 1.40%
Risk-free interest rate ..................      4.78%-5.01%         6.67%-6.85%         5.17% - 6.75%
Vesting period in years ..................             1-5                 1-5                   1-5

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

Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, net income for 2001, 2000 and 1999, would have been reduced by $3.5 million, $3.5 million and $3.2 million, respectively, and diluted earnings per share would have been reduced by $.01, $.02 and $.02, respectively.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 17 - EMPLOYEE BENEFIT PLANS

Substantially all employees of Sovereign are eligible to participate in the 401(k) retirement plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to this plan of $6.5 million, $5.2 million and $2.1 million during 2001, 2000 and 1999, respectively. Pursuant to this plan, employees can contribute up to 12% of their compensation to the plan. Sovereign contributes 100% of the employee contribution up to 3% of compensation and 50% of the employee contribution from 3% to 5% of compensation in the form of Sovereign common stock.

Sovereign maintains an Employee Stock Ownership Plan ("Sovereign ESOP"), and substantially all employees of Sovereign are eligible to participate following completion of one year of service and attaining age 21. On November 21, 1994, Sovereign's Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign's outstanding common stock in the open market or in negotiated transactions. Peoples also sponsored a leveraged ESOP that Sovereign assumed upon acquisition in 1999 at which point all of the Peoples' shares were converted into Sovereign shares, (collectively, "the ESOPs").

The ESOPs are defined contribution plans, which provide retirement benefits for participants and beneficiaries in the form of Sovereign common stock. The ESOPs were funded through direct loans from the sponsoring company and proceeds from these loans were used to purchase outstanding shares of the sponsoring company's common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations.

Sovereign has committed to make contributions sufficient to provide for the debt requirements of the ESOPs. Sovereign recognized as expense $3.3 million, $2.6 million and $3.4 million for the ESOPs in 2001, 2000 and 1999, respectively. At December 31, 2001, the ESOPs held 6.3 million shares of Sovereign stock of which
2.0 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders' equity in the consolidated financial statements. At December 31, 2001, the unallocated ESOP shares had a fair market value of $52.5 million and the ESOPs had $42.7 million of loans outstanding from Sovereign.

Sovereign maintains several bonus deferral plans for selected management and executive employees. These plans allow employees to defer 50% or more of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions ranging from 25% to 100% are made by Sovereign into the trust and are also invested in Sovereign stock. Earnings on the deferral and matching contributions are also invested in Sovereign stock. Expense is recognized ratably over the vesting periods of the plans. Benefits vest ratably over three years under the management plan and after five years under the executive plan. Benefits also vest under the plans in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined by the plans. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $1.7 million, $1.9 million, and $1.0 million for these plans in 2001, 2000 and 1999, respectively.

During 2001, Sovereign instituted a Restricted Stock Plan as described in Note
14. Sovereign recognized expense of $2.9 million, during 2001.

Sovereign sponsored several non-contributory defined benefit pension plans, which covered substantially all employees, and former employees of certain institutions acquired by Sovereign. Benefits were frozen effective March 31, 1999. Sovereign recorded a curtailment gain of $1.6 million in 1999 and a settlement gain of $1.3 million (net of excise tax expense of $1.2 million) in 2000. $2.0 million of plan assets were transferred to Sovereign's 401(k) plan and $6.2 million was returned to Sovereign in 2000 after settlement of benefit obligations was completed. Sovereign also sponsors a supplemental executive retirement plan ("SERP") and several postemployment benefit plans of several institutions acquired by Sovereign. Increasing or decreasing the assumed health care cost trend rate would not have a significant impact on the accumulated post retirement benefit obligation at December 31, 2001, and the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Sovereign's benefit obligation related to its SERP plan was $3.9 million and $3.8 million at December 31, 2001 and 2000, respectively. Sovereign's benefit obligation related to its postemployment plans was $1.1 million at December 31, 2001 and 2000. The SERP and the postemployment plans are unfunded plans. Sovereign recognized as expense $0.7 million, $0.8 million and $0.8 million related to these plans in 2001, 2000 and 1999, respectively.

NOTE 18 - INCOME TAXES

--------------------------------------------------------------------------------
The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Current:
  Federal ..............................................   $     38,140      $    (10,157)   $     69,656
  State ................................................            508                --             807
                                                           ------------      ------------    ------------

                                                                 38,648           (10,157)         70,463
Deferred:
  Federal ..............................................        (15,599)          (55,181)         18,852
  State ................................................             --             5,348              --
                                                           ------------      ------------    ------------

Total income tax expense (benefit) .....................   $     23,049      $    (59,990)   $     89,315
                                                           ============      ============    ============

--------------------------------------------------------------------------------

The following is a reconciliation of the actual tax provisions with taxes computed at the federal statutory rate of 35% for each of the years indicated:

--------------------------------------------------------------------------------

                                                                        YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               2001              2000             1999
                                                           ------------      ------------    ------------
Federal income tax at statutory rate ...................           35.0%            (35.0)%          35.0%
Increase/(decrease) in taxes resulting from:
  Tax-exempt income ....................................           (6.8)             (5.4)           (2.8)
  Bank owned life insurance ............................          (10.5)            (12.9)           (3.0)
  State income taxes, net of federal tax benefit .......            0.2               0.0             0.2
  Recordation of valuation allowance ...................            0.0               6.0             0.0
  Amortization of intangible
    assets and other purchase
    accounting adjustments .............................            2.3               3.5             0.9
  Capital loss utilization .............................            0.0             (26.0)            0.0
  Other ................................................           (3.8)              3.3             2.9
                                                           ------------      ------------    ------------
Effective federal tax rate .............................           16.4%            (66.5)%          33.2%
                                                           ============      ============    ============

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                       ---------------------------
                                                           2001            2000
                                                       -----------     -----------
Deferred tax assets:
  Allowance for possible loan losses ...............   $    40,144     $    42,031
  Purchased mortgage servicing rights ..............         4,362              --
  Employee benefits ................................            --              --
  Depreciation and amortization ....................        18,534          14,384
  Purchase accounting adjustments ..................           317           6,982
  Unrealized loss on available for sale portfolio ..            --          29,300
  Unrealized loss on derivatives ...................        21,890              --
  Net operating loss carry forwards ................         1,983           4,542
  Non-solicitation covenant ........................       108,997          33,383
  Capital losses ...................................         3,500          22,472
  Deferred OID Expense .............................            --           1,323
  Other ............................................        19,800           3,542
                                                       -----------     -----------
    Total gross deferred tax assets ................   $   219,527     $   157,959
                                                       -----------     -----------

Deferred tax liabilities:
  Purchase accounting adjustments ..................   $     7,651     $     7,077
  Deferred income ..................................        62,997          17,342
  Tax bad debt reserve recapture ...................         2,451           3,412
  Originated mortgage servicing rights .............        15,612           6,449
  Unrealized gain on available for sale portfolio ..         4,969              --
  Purchased mortgage servicing rights ..............            --           1,076
  Depreciation and amortization ....................            --           7,337
  Employee benefits ................................         1,857             840
  Other ............................................        12,537           8,249
                                                       -----------     -----------

  Total gross deferred tax liabilities .............   $   108,074     $    51,782
                                                       -----------     -----------

Net deferred tax asset .............................   $   111,453     $   106,177
                                                       ===========     ===========

--------------------------------------------------------------------------------

During 2000, Sovereign established a $5 million valuation allowance related to previously recognized state tax net operating losses. The valuation allowance was necessary due to structural changes at Sovereign resulting from the New England Acquisition. For the remainder of Sovereign's deferred tax assets, no valuation allowance is necessary due to Sovereign's conclusion that it is "more likely than not" that the deferred tax assets will be realized, based on a history of growth in earnings, the prospects for continued growth, including an analysis of potential uncertainties that may offset future operating results, and potential tax planning strategies that could be employed in the future. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

The Company has an unrecognized deferred tax liability of $858 thousand related to earnings that are considered permanently reinvested in a consolidated Foreign special purpose entity related to the indirect automobile loan securitization.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Financial Instruments. Sovereign is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement Sovereign has in particular classes of financial instruments.

The following schedule summarizes Sovereign's off-balance sheet financial instruments (in thousands):

--------------------------------------------------------------------------------

                                                    CONTRACT OR NOTIONAL AMOUNT
                                                          AT DECEMBER 31,
                                                    ---------------------------
                                                        2001           2000
                                                     -----------    -----------
Financial instruments whose contract amounts
  represent credit risk:
  Commitments to extend credit ...................   $ 6,765,595    $ 5,812,328
  Standby letters of credit ......................       674,397        564,226
  Loans sold with recourse .......................        54,610         20,647
  Forward contracts ..............................       443,162        115,914

--------------------------------------------------------------------------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral required is based on management's credit evaluation of the counterparty. Collateral usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.

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

The forward contracts used by Sovereign in its mortgage banking activities are contracts for delayed delivery of securities in which Sovereign agrees to make delivery of a specified instrument, at a specified future date, at a specified price or yield. Risks arise from the possible inability of counter parties to meet the terms of their contracts and from movements in securities' values and interest rates. These contracts are also considered derivative instruments under SFAS 133 and changes in the fair value of contracts are recorded on the balance sheet as either derivative assets or liabilities. Further discussion of derivative financial instruments is included in Notes 1 and 21.

Litigation. At December 31, 2001, Sovereign was party to a number of lawsuits, which arise during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material effect on the financial condition or results of operations of Sovereign.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable leases, net of sublease income at December 31, 2001, are summarized as follows (in thousands):

--------------------------------------------------------------------------------

                                                                          AT DECEMBER 31, 2001
                                                           ----------------------------------------------
                                                                            FUTURE MINIMUM
                                                           ----------------------------------------------
                                                              LEASE             SUBLEASE         NET
                                                             PAYMENTS            INCOME        PAYMENTS
                                                           ------------      ------------    ------------
2002 ...................................................   $    103,842      $    (12,049)   $     91,793
2003 ...................................................         98,706            (8,415)         90,291
2004 ...................................................         92,338            (6,200)         86,138
2005 ...................................................        185,181            (5,224)        179,957
2006 ...................................................         30,155            (4,662)         25,493
Thereafter .............................................        100,333            (7,329)         93,004
                                                           ------------      ------------    ------------
  Total ................................................   $    610,555      $    (43,879)   $    566,676
                                                           ============      ============    ============

--------------------------------------------------------------------------------

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, "Fair Value of Financial Instruments." These fair values are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity's entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Sovereign (in thousands):

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                    AT DECEMBER 31
                                                                 ------------------------------------------------------
                                                                           2001                         2000
                                                                 --------------------------   -------------------------
                                                                 CARRYING                      CARRYING
                                                                   VALUE        FAIR VALUE       VALUE       FAIR VALUE
                                                                -----------    -----------    -----------   -----------
Financial Assets:
  Cash and amounts due from depository institutions ........... $   887,964    $   887,964    $   945,196   $   945,196
  Interest-earning deposits ...................................      19,315         19,315         14,447        14,447
  Loans held for sale .........................................     308,950        308,950         59,993        60,148
  Investment securities:
    available for sale ........................................   9,581,679      9,581,679      5,315,584     5,315,584
    held to maturity ..........................................     883,437        883,208      1,978,268     1,971,896
  Loans, net ..................................................  19,825,967     20,095,784     21,655,889    21,604,291
  Mortgage servicing rights ...................................      50,718         55,848         39,358        44,618
  Exchange traded futures .....................................      18,758         18,758         38,849        38,849
Financial Liabilities:
  Deposits ....................................................  23,297,574     21,776,746     24,498,917    24,430,465
  Borrowings ..................................................   8,939,770      9,138,438      6,240,308     6,202,987
  Interest rate derivative instruments (1) ....................     (46,922)       (46,922)            --            --
  Trust preferred securities ..................................     404,136        634,695        319,545       312,336
Unrecognized Financial Instruments:(2)
  Commitments to extend credit ................................      50,531         50,665         44,432        44,306
  Interest rate derivative instruments (1) ....................          --             --            957         5,779

(1) In 2001, the Company adopted SFAS 133, "Accounting For Derivative Instruments and Hedging Activities." Accordingly, all derivative financial instruments are recorded at fair value on the balance sheet at December 31, 2001.
(2) The amounts shown under "carrying value" represent accruals or deferred income arising from those unrecognized financial instruments.
--------------------------------------------------------------------------------

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

Investment securities available for sale. The fair value of investment securities available for sale are based on quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders' equity.

Investment securities held to maturity. The carrying amounts for short-term investment securities held to maturity approximate fair value because of the short maturity of these instruments and they do not present unanticipated credit concerns. The fair value of long-term investment securities held to maturity is estimated based upon bid quotations received from securities dealers and an independent pricing servicing bureau.

Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

Mortgage servicing rights. The fair value of mortgage servicing rights are estimated using quoted rates based upon secondary market sources.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

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

Borrowings and Long Term Debt. Fair value is estimated by discounting cash flows using rates currently available to Sovereign for other borrowings with similar terms and remaining maturities. Certain long-term debt instruments are valued using available market quotes.

Trust Preferred Securities. Trust preferred securities are valued using available market quotes.

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

Interest rate derivative instruments. The fair value of interest rate swaps, caps and floors which represent the estimated amount Sovereign would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counter parties are obtained from dealer quotes.

Exchange traded futures. Exchange traded futures are valued using available market quotes.

NOTE 21 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Sovereign uses derivative instruments as part of its interest rate risk management process, to manage risk associated with its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies.

Sovereign's primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain liabilities and on probable future cash outflows. These instruments primarily include interest rate swaps and interest rate caps and floors that have underlying interest rates based on key benchmark indexes. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment. As discussed in Note 1, on January 1, 2001, the Corporation adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments not carried at fair value, SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. Note 1 provides further detail on how derivative instruments are accounted for in the financial statements. The Company designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged.

Credit risk is the risk that a counterparty to a derivative contract with which Sovereign has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The credit risk associated with derivative instruments executed with Sovereign's commercial banking customers is essentially the same as that involved in extending loans and is subject to normal credit policies.

Fair Value Hedges. During 2001, Sovereign used receive-fixed interest rate swaps to hedge the fair values of certain brokered CDs for changes in interest rates. All of Sovereign's interest rate swaps accounted for as fair value hedges outstanding as of December 31, 2001, as well as those that matured during the year, satisfied the criteria in SFAS 133 to use the "short-cut" method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings.

Cash Flow Hedges. During 2001, Sovereign hedged cash flow variability related to variable-rate liabilities, specifically FHLB advances, through the use of pay-fixed interest rate swaps. Sovereign also held pay-fixed interest rate swaps to hedge forecasted cash flows associated with periodic floating rate interest payments payable subsequent to 2001. All of Sovereign's interest rate swaps accounted for as cash flow hedges outstanding as of December 31, 2001, as well as those that matured during the year, satisfied the criteria in SFAS 133 to use the short-cut method of accounting for changes in fair value. Refer to the discussion above regarding the effects of the short-cut method.

Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At December 31, 2001, accumulated other comprehensive income included a deferred after-tax net loss of $40.7 million, consisting of a loss on pay-fixed interest rate swaps used to hedge future cash flows on FHLB advances. The loss will be reclassified from other comprehensive income into earnings during the same period the forecasted transactions occur. See Note 24 for further detail of the amounts included in accumulated other comprehensive income. During 2001, $11.4 million pretax was reclassified out of comprehensive income into current period interest expense as the forecasted hedge transactions occurred. Sovereign reclassified $14.7 million of losses into earnings, classified as gain/loss on sale of investment securities and related derivatives, in 2001 because it became probable that the original forecasted transaction would not occur.

Other Derivative Activities. Sovereign's derivative portfolio also includes derivative instruments not included in SFAS 133 hedge relationships. Those derivatives include mortgage banking loan commitments and forward sales defined as derivatives under SFAS 133 used for risk management purposes, and derivatives executed with customers, primarily interest rate swaps and foreign exchange futures, to facilitate their risk management strategies. In connection with the indirect automobile loan securitization transaction discussed in Note 11, Sovereign was required to purchase, on behalf of its securitization SPE, an interest rate cap with a $900 million notional value from a third party. Sovereign also sold an identical interest rate cap with a notional value of $ 900 million to the same third party. Sovereign assigned the purchased interest rate cap to the SPE. At December 31, 2001, the fair value of the sold interest rate cap was an asset of $50.5 million and the fair value of the purchased interest rate cap was a liability of $50.5 million.

Net gains generated from other than hedging derivative instruments in 2001 totaled $5.9 million and are included as capital markets revenue on the income statement.

All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

Summary information regarding derivatives designated as accounting hedges under SFAS 133 at December 31, 2001 follows (in thousands):

--------------------------------------------------------------------------------

                                                                                                           WEIGHTED AVERAGE
                                                                                                    ------------------------------
                                                           NOTIONAL                                 RECEIVE                 LIFE
                                                            AMOUNT        ASSET        LIABILITY      RATE      PAY RATE   (YEARS)
                                                          ----------    ----------    ----------    -------     --------   -------
Fair value hedges:
  Receive fixed - pay variable interest rate swaps ..     $  397,449    $    7,568    $    1,282      5.98%       1.97%      1.5
Cash flow hedges:
  Pay fixed - receive floating interest rate swaps ..      3,050,000        10,125        72,668      1.92%       6.09%      5.1
                                                           ---------        ------        ------      ----        ----       ---
Total derivatives used in SFAS 133
  hedging relationships .............................     $3,447,449    $   17,693    $   73,950      2.39%       5.62%      4.7
                                                          ==========    ==========    ==========

--------------------------------------------------------------------------------

Summary information regarding other derivative activities at December 31, 2001 follows (in thousands):

--------------------------------------------------------------------------------

                                                                                    AT DECEMBER 31, 2001
                                                                --------------------------------------------------------
                                                                   NOTIONAL     POSITIVE        NEGATIVE      NET ASSET
                                                                    AMOUNT     FAIR VALUE      FAIR VALUE    (LIABILITY)
                                                                -----------    -----------    -----------   -----------
Mortgage banking risk management:
  Forward commitments:
    To buy loans .............................................. $    65,000    $        10    $      (307)  $      (297)
    To sell loans .............................................     508,162          5,871         (2,198)        3,673
                                                                -----------    -----------    -----------   -----------

Total mortgage banking risk management ........................     573,162          5,881         (2,505)        3,376
                                                                -----------    -----------    -----------   -----------

Customer related:
Interest rate swaps:
  Pay variable-receive fixed ..................................     956,580         39,730        (16,198)       23,532
  Pay fixed-receive variable ..................................     848,960         18,716        (34,650)      (15,934)
  Basis .......................................................      20,000             --            (21)          (21)
Futures .......................................................      17,512          1,758             --         1,758
Interest rate caps/floors/collars .............................      41,420              5             (5)           --
                                                                -----------    -----------    -----------   -----------

Total interest rate risk management ...........................   1,884,472         60,209        (50,874)        9,335
                                                                -----------    -----------    -----------   -----------

Foreign exchange:
  Forwards purchased ..........................................      36,828            272           (159)          113
  Forwards sold ...............................................      35,893            369           (190)          179
                                                                -----------    -----------    -----------   -----------

Total foreign exchange ........................................      72,721            641           (349)          292
                                                                -----------    -----------    -----------   -----------

Total other activity .......................................... $ 2,530,355    $    66,731    $   (53,728)  $    13,003
                                                                ===========    ===========    ===========   ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Summary information regarding derivatives used for risk management purposes at December 31, 2000 follows (in thousands):

--------------------------------------------------------------------------------

                                                             UNREALIZED                             WEIGHTED AVERAGE
                                             ---------------------------------------     ----------------------------------------
                                              NOTIONAL                                     RECEIVE         PAY        STRIKE
                                               AMOUNT        GAINS         LOSSES            RATE          RATE        RATE
                                             ----------    ----------    ----------        -------         ----    -------------
Interest rate risk management:
  Receive fixed - pay variable interest
    rate swaps (1) .......................   $  858,294    $   16,395    $      975          7.31%         6.48%        --
  Pay fixed - receive floating interest
    rate swaps (2)  ......................      400,000            --        10,087          6.49%         7.12%        --
  Interest rate caps/floors/collars(2) ...      500,000            --           166            --            --    6.00% - 6.55%
  Mortgage banking loan
    commitments (2)  .....................       34,000           115            27            --            --         --
  Mortgage banking forward sales (2) .....      149,914            77         1,333            --            --         --
                                             ----------    ----------    ----------
Total interest rate risk management ......    1,942,208        16,587        12,588

Customer related:
  Receive fixed - pay variable interest
    rate swaps ...........................      502,532           496        11,320
  Pay fixed - receive floating interest
    rate swaps ...........................      512,390        13,008           404
  Interest rate caps/floors/collars ......      105,701           105           105
  Exchange traded futures ................       38,849            --            --
                                             ----------    ----------    ----------
Total customer related ...................    1,159,472        13,609        11,829

Total derivatives ........................   $3,101,680    $   30,196    $   24,417
                                             ==========    ==========    ==========

(1) Recorded through other comprehensive income
(2) Recorded through the income statement
--------------------------------------------------------------------------------

Net interest income resulting from interest rate exchange agreements included $11.6 million of income and $11.4 million of expense for 2001, $6.4 million of income and $.1 million of expense for 2000 and $.5 million of income and $8.9 million of expense for 1999.

NOTE 22 - ASSET SECURITIZATIONS

During 2000 the Company acquired the servicing responsibilities, and retained interest only strips, related to home equity, boat and recreational vehicles which were previously securitized, as part of the New England Acquisition. The Company receives annual servicing fees approximating 0.50% for home equity loans and for boat and recreational vehicle loans. The investors and securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investor interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets.

In 2000, the Company recognized a pretax gain of $2.5 million on the securitization of home equity loans and a pretax loss of $(2.3) million on the securitization of automotive floor plan loans.

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances, delinquencies, and net credit losses are as follows (in thousands):


--------------------------------------------------------------------------------

                                                     AT DECEMBER 31, 2001                       AT DECEMBER 31, 2000
                                              --------------------------------------   -------------------------------------
                                                            PRINCIPAL                                PRINCIPAL
                                                TOTAL        90 DAYS     NET CREDIT       TOTAL       90 DAYS    NET CREDIT
                                              PRINCIPAL     PAST DUE       LOSSES       PRINCIPAL     PAST DUE     LOSSES
                                             ----------    ----------    ----------    ----------    ----------    ------
Loans Securitized:
Home Equity Loans ........................   $  864,730    $   55,462    $    6,712    $1,167,879    $   40,193    $3,492
Boat Loans ...............................      105,798           721           778       153,708            13       698
Recreational Vehicle Loans ...............      210,785           756         2,153       315,840           835     2,175
Automotive Floor Plan Loans ..............      579,000            --            --       579,000            --        --
                                             ----------    ----------    ----------    ----------    ----------    ------
Total Securitized ........................   $1,760,313    $   56,939    $    9,643    $2,216,427    $   41,041    $6,365
                                             ----------    ==========    ==========    ----------    ==========    ======

Loans Held in Portfolios:
Home Equity Loans ........................   $3,756,621                                $3,256,598
Boat Loans (1) ...........................        5,536                                     6,521
Recreational Vehicle Loans ...............           --                                        --
Automotive Floor Plan Loans ..............      315,713                                   317,281
                                             ----------                                ----------
Total Held in Portfolio ..................    4,077,870                                 3,580,400
                                             ----------                                ----------
Total Loans Managed ......................   $5,838,183                                $5,796,827
                                             ==========                                ==========

(1) Boat loans are included in other consumer loans.
--------------------------------------------------------------------------------

The components of retained interest and key economic assumptions used in measuring the retained interest at the date of securitization resulting from securitizations completed during the year were as follows (in thousands):

--------------------------------------------------------------------------------

                                                                                     AT DECEMBER 31
                                                                -------------------------------------------------------
                                                                                              RECREATIONAL   AUTOMOTIVE
                                                                HOME EQUITY        BOAT         VEHICLES     FLOOR PLAN
                                                                -----------        ----         --------     ----------
Components of Retained Interest:
Subordinated interest retained ................................ $        --    $       519    $       511   $    21,000
Servicing rights ..............................................       6,805            731          1,425            --
Interest only strips ..........................................      55,172         15,126         13,300           657
Cash reserve ..................................................          --             --             --         5,606
                                                                -----------    -----------    -----------   -----------
Total Retained Interest ....................................... $    61,977    $    16,376    $    15,236   $    27,263
                                                                ===========    ===========    ===========   ===========

Key Economic Assumptions:
Prepayment speed ..............................................          26%            28%            28%          N/A
Weighted average life (in years) ..............................           8              5              5           .17
Expected credit losses ........................................        0.75%          0.40%          0.45%         0.25%
Residual cashflows discount rate ..............................          12%            11%            11%           10%

--------------------------------------------------------------------------------

The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

--------------------------------------------------------------------------------

                                                            FOR THE YEAR ENDED
                                                    ------------------------------------
                                                    DECEMBER 31, 2001  DECEMBER 31, 2000
                                                    -----------------  -----------------
Proceeds from new securitizations ..................   $        --       $   948,456
Servicing fees received ............................        13,059             1,577
Other cash flows received on retained interests ....         8,755            22,581
Purchases of delinquent or foreclosed assets .......           928               262
Servicing advances .................................            --             1,916
Repayments of servicing advances ...................            --               856

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At December 31, 2001 and 2000, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

--------------------------------------------------------------------------------

                                               DECEMBER 31, 2001                                   DECEMBER 31, 2000
                                 -----------------------------------------------  -----------------------------------------------
                                 HOME EQUITY    BOAT                  AUTO FLOOR  HOME EQUITY    BOAT                  AUTO FLOOR
                                    LOANS       LOANS      RV LOANS   PLAN LOANS     LOANS       LOANS      RV LOANS   PLAN LOANS
                                    -----       -----      --------   ----------  -----------  -------     ---------   ----------
Fair value of retained interests   $61,977     $16,376     $15,236     $27,263     $64,691     $18,684     $20,305     $26,689
Weighted-average life (in yrs) .         8           5           5        0.17          18          15          12        0.17

Prepayment speed
  assumption (annual rate) .....        26%         28%         28%         --          27%          2%          2%         --
    Impact on fair value of
    10% adverse change .........   $(1,890)    $  (200)    $  (751)    $   (26)    $(1,900)    $  (200)    $  (200)    $   (26)
    Impact on fair value of
    20% adverse change .........   $(3,460)    $  (228)    $  (871)    $   (47)    $(4,700)    $  (300)    $  (300)    $   (47)

Expected credit losses
  (annual rate) ................      0.75%       0.40%       0.45%       0.25%       0.75%       0.26%       0.45%       0.25%
    Impact on fair value of
    10% adverse change .........   $(1,743)    $   (75)    $  (250)    $   (18)    $(2,100)    $  (100)    $  (100)    $   (18)
    Impact on fair value
    20% adverse change .........   $(3,230)    $  (149)    $  (449)    $   (36)    $(3,500)    $  (100)    $  (100)    $   (36)

Residual cash flows
  discount rate (annual) .......        12%         11%         11%         10%         12%         11%         11%         10%
    Impact on fair value of
    10% adverse change .........   $(2,888)    $  (325)    $  (629)    $  (220)    $(3,000)    $  (500)    $  (400)    $  (220)
    Impact on fair value of
    20% adverse change .........   $(4,793)    $  (643)    $(1,221)    $  (428)    $(5,700)    $  (900)    $(1,500)    $  (428)

--------------------------------------------------------------------------------

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Actual and expected static pool credit losses as a percent of the original pool balance are as follows:

--------------------------------------------------------------------------------

Actual and Projected Credit Losses as of December 31, 2001:            2001              2002            2003
-----------------------------------------------------------            ----              ----            ----
Home Equity Loans ..........................................           0.55%             0.75%           0.75%
Boat Loans .................................................           0.19%             0.40%           0.40%
Recreational Vehicle Loans .................................           0.25%             0.45%           0.45%
Automotive Floor Plan Loans ................................             --%             0.25%           0.25%

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

NOTE 23 - EARNINGS PER SHARE

The following table presents the computation of earnings per share based on the provisions of SFAS No. 128 for the years indicated (in thousands, except per share data):

--------------------------------------------------------------------------------

                                                                2001               2000          1999
                                                           ------------      ------------    ------------
Calculation of income/(loss) for EPS:
Income /(loss) before extraordinary item for basic EPS .   $    123,370      $    (41,017)   $    179,299
Extraordinary item, after tax ..........................         (6,549)           10,775              --
                                                           ------------      ------------    ------------
Net income for basic and diluted EPS ...................   $    116,821      $    (30,242)   $    179,299
                                                           ============      ============    ============

Calculation of shares:
Weighted average basic shares ..........................        244,643           225,881         176,021
Dilutive effect of average stock options and warrants ..         12,252                --           2,146
                                                           ------------      ------------    ------------
Weighted average fully diluted shares ..................        256,895           225,881         178,167
                                                           ============      ============    ============

Earnings/(loss) per share:
Basic
  Income/(loss) before extraordinary item ..............   $       0.51      $      (0.18)   $       1.02
  Extraordinary item ...................................          (0.03)             0.05              --
                                                           ------------      ------------    ------------
  Net income/(loss) ....................................   $       0.48      $      (0.13)   $       1.02
                                                           ============      ============    ============

Diluted
  Income/(loss) before extraordinary item ..............   $       0.48      $      (0.18)   $       1.01
  Extraordinary item ...................................          (0.03)             0.05              --
                                                           ------------      ------------    ------------
  Net income/(loss) ....................................   $       0.45      $      (0.13)   $       1.01
                                                           ============      ============    ============

--------------------------------------------------------------------------------

NOTE 24 - COMPREHENSIVE INCOME/(LOSS)

The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

--------------------------------------------------------------------------------

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                              2001           2000           1999
                                                                                         -----------    -----------    -----------
Net income/(loss) .....................................................................  $   116,821    $   (30,242)   $   179,299
Cumulative change in accounting principle:
  Fair value of derivative instruments and hedged items ...............................       (6,736)            --             --
  Reclassification of held-to-maturity securities to available-for-sale ...............       (3,215)            --             --
                                                                                         -----------    -----------    -----------

Net unrealized gain/(loss) on derivative instruments for the period ...................      (47,650)            --             --
Net unrealized gain/(loss) on investment securities available-for-sale for the period .       65,650         93,841       (227,550)
Less reclassification adjustment: Derivative instruments ..............................      (16,948)            --             --
                                  Investments available for sale ......................       19,611        (78,570)         1,502
                                                                                         -----------    -----------    -----------

Net unrealized gain/(loss) recognized in other comprehensive income ...................       15,337        172,411       (229,052)
                                                                                         -----------    -----------    -----------
Comprehensive income/(loss) ...........................................................  $   122,207    $   142,169    $   (49,753)
                                                                                         ===========    ===========    ===========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NOTE 25 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Sovereign Bancorp is as follows (in thousands):

BALANCE SHEETS                                                AT DECEMBER 31,
                                                       ----------------------------
                                                           2001            2000
                                                       -----------     -----------
Assets
Cash and due from banks ............................   $    51,080     $        --
                                                       -----------     -----------

Investment securities:
  Available for sale ...............................         2,005           1,075
Investment in subsidiaries:
  Bank subsidiary ..................................     3,642,987       3,521,070
  Non-bank subsidiaries ............................       159,068         131,199
Other assets .......................................        90,740         115,215
                                                       -----------     -----------
Total Assets .......................................   $ 3,945,880     $ 3,768,559
                                                       ===========     ===========

Liabilities and Stockholders' Equity
Borrowings:
  Long-term debt ...................................   $ 1,169,831     $ 1,359,925
  Borrowings from non-bank subsidiaries ............       505,105         365,970
Other liabilities ..................................        68,463          93,780
                                                       -----------     -----------

Total liabilities ..................................     1,743,399       1,819,675
                                                       -----------     -----------

Stockholders' Equity ...............................     2,202,481       1,948,884
                                                       -----------     -----------
Total Liabilities and Stockholders' Equity .........   $ 3,945,880     $ 3,768,559
                                                       ===========     ===========

STATEMENT OF OPERATIONS                                                         YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                        2001            2000             1999
                                                                    ------------    ------------     ------------
Dividends from:
  Bank subsidiary ...............................................   $    130,000    $    100,000     $     25,000
  Non-bank subsidiaries .........................................             --          16,828               --
Interest income .................................................          3,053          35,016            6,847
Other income ....................................................             --          (2,388)             149
                                                                    ------------    ------------     ------------

Total income ....................................................        133,053         149,456           31,996
                                                                    ------------    ------------     ------------

Interest expense ................................................        156,540         180,761           56,668
Other expense ...................................................          6,360           8,317           28,976
                                                                    ------------    ------------     ------------

Total expense ...................................................        162,900         189,078           85,644
                                                                    ------------    ------------     ------------

Loss before income taxes and equity in earnings of subsidiaries
  and extraordinary item ........................................        (29,847)        (39,622)         (53,648)
Income taxes ....................................................        (59,234)        (58,450)         (28,403)
                                                                    ------------    ------------     ------------

Income/(loss) before equity in earnings of subsidiaries
  and extraordinary item ........................................         29,387          18,828          (25,245)
Extraordinary item (net of tax of $3,526) .......................          6,549              --               --
                                                                    ------------    ------------     ------------
Income/(loss) before equity in earnings of subsidiaries .........         22,838          18,828          (25,245)
Equity in undistributed earnings/(loss) of:
  Bank subsidiary ...............................................         96,104         (45,504)         198,874
  Non-bank subsidiaries .........................................         (2,121)         (3,566)           5,670
                                                                    ------------    ------------     ------------

Net income/(loss) ...............................................   $    116,821    $    (30,242)    $    179,299
                                                                    ============    ============     ============

--------------------------------------------------------------------------------

-------------------NOTES TO CONSOLIDATED FINANCIAL STATEMENTS------------------

STATEMENT OF CASH FLOWS                                               YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                               2001              2000            1999
                                                           ------------      ------------    ------------
Cash Flows from Operating Activities:
Net income/(loss) ......................................   $    116,821      $    (30,242)   $    179,299
Adjustments to reconcile net income/(loss) to
  net cash provided by operating activities:
Undistributed (earnings)/loss of:
  Bank subsidiary ......................................        (96,104)           45,504        (198,874)
  Non-bank subsidiaries ................................          2,121             3,566          (5,670)
Loss on retirement of long-term debt ...................         10,075                --              --
Other, net .............................................         (8,728)            6,610         (24,314)
                                                           ------------      ------------    ------------

Net cash provided (used) by operating activities .......         24,185            25,438         (49,559)
                                                           ------------      ------------    ------------

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries ................        (21,088)         (563,275)       (768,777)
Investment securities:
  Maturity and repayments ..............................           (930)          765,458              --
  Net purchase and sales ...............................             --              (797)       (994,788)
Net cash received from business combinations ...........             --                --              51
                                                           ------------      ------------    ------------

Net cash provided (used) by investing activities .......        (22,018)          201,386      (1,763,514)
                                                           ------------      ------------    ------------

Cash Flows from Financing Activities:
Net change in borrowings:
  Repayment of long-term debt ..........................       (715,000)         (227,742)             --
  Net proceeds received from long-term debt ............        525,000                --       1,239,894
  Net change in borrowings from non-bank subsidiaries ..        109,808            18,365         202,735
Sale (acquisition) of treasury stock ...................             85              (194)        (46,867)
Acquisition of Restricted Stock ........................         (3,083)               --              --
Cash dividends paid to stockholders ....................        (24,790)          (22,499)        (17,104)
Net proceeds from issuance of common stock .............        156,893             5,244         342,803
Net proceeds from issuance of warrants .................             --                --          91,500
                                                           ------------      ------------    ------------

Net cash provided (used) by financing activities .......         48,913          (226,826)      1,812,961
                                                           ------------      ------------    ------------

(Decrease) increase in cash and cash equivalents .......         51,080                (2)           (112)
Cash and cash equivalents at beginning of period .......             --                 2             114
                                                           ------------      ------------    ------------

Cash and cash equivalents at end of period .............   $     51,080      $         --    $          2
                                                           ============      ============    ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to executive officers of Sovereign is included under
Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to (i) that portion of the section captioned "Election of Directors" located in the definitive Proxy Statement to be used in connection with Sovereign's 2002 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

    (10.1) Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1994.)

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

    (10.6) Amended and Restated Rights Agreement, (the "Rights Agreement"), dated as of June 21, 2001, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 of the Registrant's 8-K/A No. 2 filed July 3, 2001).

    (10.7) Form of Rights Certificate (Incorporated herein by reference to Exhibit B to the Rights Agreement). Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).

    (10.8) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan.

    (10.9) 1993 Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.23 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1992.)

    (10.10) Indemnification Agreement, dated December 21, 1993, between Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.25 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1993.)

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

    (10.13) Employment Agreement, dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill.

    (10.14) Employment Agreement, dated as of July 1, 1997, between Sovereign Bancorp, Inc. and Joseph P. Campanelli.

    (10.15) Employment Agreement dated as of June 23, 2001, between Sovereign Bancorp, Inc. and James D. Hogan.

    (21) Subsidiaries of the Registrant.

    (23.1) Consent of Ernst & Young LLP.

    (B) REPORTS ON FORM 8-K

    On October 19, 2001, Sovereign filed a Current Report on Form 8-K dated October 19, 2001, reporting information under Items 5 and 7.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

March 22, 2002

By: /s/ JAY S. SIDHU
    ----------------------------
    Jay S. Sidhu, President
    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                            Title                                                   Date
/s/ JOHN A. FRY                      Director                                                March 22, 2002
--------------------------
John A. Fry

/s/ BRIAN HARD                       Director                                                March 22, 2002
--------------------------
Brian Hard

/s/ RICHARD E. MOHN                  Chairman of Board and Director                          March 22, 2002
--------------------------
Richard E. Mohn

/s/ ANDREW C. HOVE, JR.              Director                                                March 22, 2002
--------------------------
Andrew C. Hove, Jr.

/s/ DANIEL K. ROTHERMEL              Director                                                March 22, 2002
--------------------------
Daniel K. Rothermel

/s/ JAY S. SIDHU                     Director, President and Chief Executive Officer
--------------------------           (Principal Executive Officer)
Jay S. Sidhu                                                                                 March 22, 2002

/s/ CAMERON C. TROILO, SR.           Director                                                March 22, 2002
--------------------------
Cameron C. Troilo, Sr.

/s/ JAMES D. HOGAN                   Chief Financial Officer                                 March 22, 2002
--------------------------
James D. Hogan

/s/ GEORGE S. RAPP                   Chief Accounting Officer                                March 22, 2002
--------------------------
George S. Rapp

--------------------------------------------------------------------------------

                                EXHIBITS INDEX

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

(10.1) Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1994.)

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

(10.6) Amended and Restated Rights Agreement, (the "Rights Agreement"), dated as of June 21, 2001, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 of the Registrant's 8-K/A No. 2 filed July 3, 2001).

(10.7) Form of Rights Certificate (Incorporated herein by reference to Exhibit B to the Rights Agreement). Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).

(10.8)   Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation
         Plan.

(10.9) 1993 Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.23 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1992.)

(10.10) Indemnification Agreement, dated December 21, 1993, between Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.25 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1993.)

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

(10.13) Employment Agreement, dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill.

(10.14) Employment Agreement, dated as of July 1, 1997, between Sovereign Bancorp, Inc. and Joseph P. Campanelli.

(10.15) Employment Agreement dated as of June 23, 2001, between Sovereign Bancorp, Inc. and James D. Hogan.