Form 10-K/A
period 2001-12-31
SOVEREIGN BANCORP INC
filed 2002-03-28
CIK 811830

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No. 1

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

SOVEREIGN BANCORP, INC.
(Registrant)

March 28, 2002

By: /s/ GEORGE S. RAPP
    ----------------------------------------
    George S. Rapp, Chief Accounting Officer

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

(10.4) Employment Agreement, dated as of May 1, 1997, between ML Bancorp, Inc. (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo. (Incorporated by reference to Exhibit 10.4 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

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

(10.8) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

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

(10.13) Employment Agreement, dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill. (Incorporated by reference to Exhibit 10.13 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

(10.14) Employment Agreement, dated as of July 1, 1997, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to
         Exhibit 10.14 to Sovereign's Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

(10.15) Employment Agreement dated as of June 1, 2001, between Sovereign Bancorp, Inc. and James D. Hogan.

(21)     Subsidiaries of the Registrant.

(23.1)   Consent of Ernst & Young LLP.*

*Previously filed.