Form 10-Q
period 2002-03-31
SOVEREIGN BANCORP INC
filed 2002-05-14
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 for the quarter ended March 31, 2002

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to ___________________.

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
                                       -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at May 8, 2002
-------------------------------              ----------------------------
 Common Stock (no par value)                     260,433,805 shares

                           FORWARD LOOKING STATEMENTS

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. ("Sovereign"). Sovereign may from time to time make forward-looking statements in Sovereign's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2001 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words "may," "could," "should," "pro forma," "looking forward," "will," "would," "believe," "expect," "anticipate," "estimate," "intend," "plan," "strive," "hopefully," "try," "assume" or similar expressions constitute forward-looking statements.

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

                           FORWARD LOOKING STATEMENTS
                                   (continued)


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

                           FORWARD LOOKING STATEMENTS
                                   (continued)


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

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets at March 31, 2002
          and December 31, 2001                                                6

          Consolidated Statements of Operations for the three-
          month periods ended March 31, 2002 and 2001                          7

          Consolidated Statement of Stockholders' Equity for
          the three-month period ended March 31, 2002                          9

          Consolidated Statements of Cash Flows for the three-month
          periods ended March 31, 2002 and 2001                               10

          Notes to Consolidated Financial Statements                     11 - 20


     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               21 - 41


     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                      41


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 42


SIGNATURES


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,            December 31,
                                                                                  2002                   2001
                                                                              -------------          -------------
                                                                               (Unaudited)
                                                                                     (in thousands, except
                                                                                        per share data)

ASSETS
  Cash and amounts due from
    depository institutions                                                   $   720,391            $   887,964
  Interest-earning deposits                                                       254,402                 19,315
  Investment securities:
    Available-for-sale                                                          9,597,001              9,581,679
    Held-to-maturity
    (fair value of $815,942 and $883,208
    at March 31, 2002 and December 31, 2001,
    respectively)                                                                 820,642                883,437
  Loans (including loans held for sale
    at approximate fair value of
    $176,981 and $308,950 at March 31, 2002
    and December 31, 2001, respectively)                                       21,790,733             20,399,584
  Allowance for loan losses                                                      (287,015)              (264,667)
  Premises and equipment                                                          278,178                251,587
  Other real estate owned
    and other repossessed assets                                                   16,583                 18,928
  Accrued interest receivable                                                     123,753                183,913
  Goodwill                                                                      1,024,292                954,688
  Core deposit intangible                                                         403,346                389,216
  Bank owned life insurance                                                       714,258                706,175
  Other assets                                                                  1,376,800              1,463,019
                                                                              -----------            -----------

      TOTAL ASSETS                                                            $36,833,364            $35,474,838
                                                                              ===========            ===========

LIABILITIES
  Deposits and other customer accounts                                        $24,815,550            $23,297,574
  Short-term borrowings                                                         2,204,609              2,678,764
  Long-term borrowings:
    FHLB advances and repurchase agreements                                     4,297,830              4,260,929
    Senior secured credit facility                                                245,000                225,000
    Senior notes and subordinated debentures                                    1,752,850              1,775,077
  Advance payments by borrowers
    for taxes and insurance                                                        22,930                 20,943
  Other liabilities                                                               469,712                406,270
                                                                              -----------            -----------

      TOTAL LIABILITIES                                                        33,808,481             32,664,557
                                                                              -----------             ----------

Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding junior subordinated debentures of
    Sovereign ("Trust Preferred Securities")                                      413,136                404,136
Minority interest-preferred securities of subsidiaries                            208,852                203,664

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 264,517,048 shares issued at
    March 31, 2002 and 252,386,163 shares
    issued at December 31, 2001                                                 1,569,274              1,416,267
  Warrants                                                                         91,500                 91,500
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    3,626,414 shares at March 31, 2002
    and 4,247,873 shares at December 31, 2001                                     (23,177)               (30,945)
  Treasury stock at cost; 358,472 shares at
    March 31, 2002 and 108,792 shares at
    December 31, 2001                                                              (3,562)                  (515)
  Restricted stock at cost; 559,791 shares
    at March 31, 2002 and December 31, 2001                                        (6,272)                (6,272)
  Accumulated other comprehensive loss                                            (51,196)               (33,135)
  Retained earnings                                                               826,328                765,581
                                                                              -----------            -----------

      TOTAL STOCKHOLDERS' EQUITY                                                2,402,895              2,202,481
                                                                              -----------            -----------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                              $36,833,364            $35,474,838
                                                                              ===========            ===========


See accompanying notes to consolidated financial statements.


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three-Month Period
                                                                             Ended March 31,
                                                                           ------------------

                                                                          2002               2001
                                                                        --------          ---------
                                                                           (in thousands, except
                                                                               per share data)

INTEREST INCOME:
  Interest-earning deposits                                             $  1,940          $     514
  Investment securities:
    Available-for-sale                                                   140,698            106,767
    Held-to-maturity                                                      13,533             19,397
  Interest and fees on loans                                             338,656            453,168
                                                                        --------          ---------

      TOTAL INTEREST INCOME                                              494,827            579,846
                                                                        --------          ----------

INTEREST EXPENSE:
  Interest on deposits
    and other customer accounts                                          111,010            221,114
  Interest on short-term and
    long-term borrowings                                                 111,888            111,252
                                                                        --------          ---------

      TOTAL INTEREST EXPENSE                                             222,898            332,366
                                                                        --------          ---------

NET INTEREST INCOME                                                      271,929            247,480
Provision for loan losses                                                 44,500             20,000
                                                                        --------          ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                            227,429            227,480
                                                                        --------          ---------

NON-INTEREST INCOME:
  Consumer banking fees                                                   38,563             39,432
  Commercial banking fees                                                 22,751             18,265
  Mortgage banking revenues                                                9,466             21,314
  Capital markets revenue                                                  3,337              3,469
  Bank owned life insurance                                               10,289              9,745
  Miscellaneous income                                                     2,564              5,725
                                                                        --------          ---------

      TOTAL FEES AND OTHER INCOME                                         86,970             97,950
                                                                        --------          ---------

 Gain on investment securities and
    related derivatives transactions                                      20,566              7,344
                                                                        --------          ---------
      TOTAL NON-INTEREST INCOME                                          107,536            105,294
                                                                        --------          ---------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and benefits                                               83,932             77,630
  Occupancy and equipment expenses                                        50,287             53,965
  Technology expense                                                      16,640             16,019
  Outside services                                                        11,452             13,699
  Other administrative expenses                                           29,649             28,173
                                                                        --------          ---------

      TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                          191,960            189,486
                                                                        --------          ---------


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                                             Three-Month Period
                                                                               Ended March 31,
                                                                             ------------------

                                                                          2002              2001
                                                                        --------          --------
                                                                           (in thousands, except
                                                                               per share data)
OTHER EXPENSES:
  Amortization of intangibles,
    including goodwill in 2001                                          $ 20,234          $ 36,076
  Trust Preferred Securities and
    other minority interest expense                                       15,558            14,484
  Merger-related and integration charges                                  15,871                --
  Non-solicitation expense                                                    --            72,216
  Restructuring expense                                                       --             8,500
                                                                        --------          --------


      TOTAL OTHER EXPENSES                                                51,663           131,276
                                                                        --------          --------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                                  91,342            12,012

Income tax provision                                                      24,400               900
                                                                        --------          --------
Income before extraordinary item                                          66,942            11,112
Extraordinary item (net of tax of $3,526 - 2001)                              --            (6,549)
                                                                        --------          ---------

NET INCOME                                                              $ 66,942          $  4,563
                                                                        ========          ========

EARNINGS PER SHARE:

Basic
Income before extraordinary item                                        $    .27          $    .05
Extraordinary item                                                            --              (.03)
                                                                        --------          ---------

NET INCOME                                                              $    .27          $    .02
                                                                        ========          ========

Diluted
Income before extraordinary item                                        $    .25          $    .05
Extraordinary item                                                            --              (.03)
                                                                        --------          ---------

NET INCOME                                                              $    .25          $    .02
                                                                        ========          ========

DIVIDENDS DECLARED PER COMMON SHARE                                     $   .025          $   .025


See accompanying notes to consolidated financial statements.


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)




                                         Common
                                         Shares        Common                      Retained         Treasury     Restricted
                                       Outstanding      Stock       Warrants       Earnings          Stock          Stock
                                       -----------      -----       --------       --------          -----          -----
Balance, December 31, 2001               247,470     $1,416,267    $   91,500      $765,581         $   (515)     $  (6,272)
Comprehensive income:
Net income                                    --             --            --        66,942               --             --
Change in unrecognized gain/(loss)
 net of tax on:
  Investments available-for-sale              --             --            --            --               --             --
  Derivative financial instruments            --             --            --            --               --             --

Total comprehensive income                    --             --            --            --               --             --

Acquisition of Main Street Bancorp        11,367        148,578            --            --           (3,116)            --
Exercise of stock options                    419          2,817            --            --               --             --
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                         85          1,010            --            --               --             --
Dividends paid on common stock                --             --            --        (6,195)              --             --
Treasury stock purchases                      (9)            --            --            --             (109)            --
Treasury stock sold                           19             38            --            --              178             --
Termination of Employee
  Stock Ownership Plan                       621            564            --            --               --             --
                                         -------     ----------    ----------      --------         --------      ---------
      Balance, March 31, 2002            259,972     $1,569,274    $   91,500      $826,328         $ (3,562)     $  (6,272)
                                         =======     ==========    ==========      ========         ========      =========






                                                         Accumulated         Total
                                        Unallocated         Other            Stock-
                                        Common Stock    Comprehensive       Holders'
                                        Held by ESOP    Income/(Loss)        Equity
                                        ------------    -------------        ------
Balance, December 31, 2001               $  (30,945)     $   (33,135)      $2,202,481
Comprehensive income:
Net income                                       --               --           66,942
Change in unrecognized gain/(loss)
 net of tax on:
  Investments available-for-sale                 --          (31,792)         (31,792)
  Derivative financial instruments               --           13,731           13,731
                                                                           ----------
Total comprehensive income                       --               --           48,881

Acquisition of Main Street Bancorp               --               --          145,462
Exercise of stock options                        --               --            2,817
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                            --               --            1,010
Dividends paid on common stock                   --               --           (6,195)
Treasury stock purchases                         --               --             (109)
Treasury stock sold                              --               --              216
Termination of Employee
  Stock Ownership Plan                        7,768               --            8,332

                                         ----------      -----------       ----------
      Balance, March 31, 2002            $  (23,177)     $   (51,196)      $2,402,895
                                         ==========      ===========       ==========


See accompanying notes to consolidated financial statements.


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three-month Period
                                                                                          Ended March 31,
                                                                                ---------------------------------

                                                                                   2002                   2001
                                                                                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                     (in thousands)
  Net income                                                                   $   66,942             $     4,563
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Provision for loan losses                                                    44,500                  20,000
      Deferred taxes                                                               10,920                 (43,607)
      Depreciation and amortization                                                35,482                  48,440
      Net amortization/(accretion) of investment
        securities and loan premiums                                               12,413                   5,233
      (Gain)/loss on sale of loans, investment
        securities and real estate owned                                          (20,423)                 (7,356)
      (Gain)on sale of fixed assets                                                    --                    (344)
      Allocation of ESOP shares                                                     7,768                      --
      Loss on the retirement of Bancorp debt                                           --                  10,075
  Net change in:
      Unrealized gain/(loss) on derivatives                                        13,732                  (9,905)
      Loans held for sale                                                         131,969                      --
      Accrued interest receivable                                                  65,215                  14,123
      Prepaid expenses and other assets                                            (6,088)               (689,217)
      Other liabilities                                                            39,744                 125,652
                                                                               ----------             -----------
  Net cash provided (used) by operating activities                                402,174                (522,343)
                                                                               ----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
      Available-for-sale                                                        2,001,589               1,619,275
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                                          689,919                 260,181
      Held-to-maturity                                                             72,906                  66,624
  Purchases of investment securities:
      Available-for-sale                                                       (2,452,392)             (2,156,144)
      Held-to-maturity                                                              1,396                  (1,024)
  Proceeds from sales of loans                                                    741,282               1,116,152
  Purchase of loans                                                              (655,805)               (765,516)
  Net change in loans other than purchases and sales                             (662,279)               (251,698)
  Proceeds from sales of premises and equipment                                         7                     379
  Purchases of premises and equipment                                             (20,298)                 (4,628)
  Proceeds from sale of real estate owned                                           7,993                     630
  Net cash (paid) received due to acquisitions net
      of cash acquired                                                            207,704                      --
                                                                               ----------             -----------
  Net cash provided (used) by investing activities                                (67,978)               (115,769)
                                                                               ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits
      and other customer accounts                                                 257,633                (533,575)
  Net increase/(decrease) in short-term borrowings                               (474,155)                378,212
  Net increase in long-term borrowings                                            (50,450)                517,532
  Proceeds from long-term borrowings                                               20,000                 525,000
  Repayments of long-term borrowings                                              (20,000)               (590,000)
  Net increase in advance payments by
    borrowers for taxes and insurance                                               1,987                    (357)
  Cash dividends paid to stockholders                                              (6,195)                 (5,872)
  Proceeds from issuance of common stock                                            4,429                 150,328
  Net change in treasury and restricted stock                                          69                     261
  Proceeds from the issuance of preferred stock
    by subsidiary                                                                      --
                                                                               ----------             -----------
  Net cash provided(used) by financing activities                                (266,682)                441,529
                                                                               ----------             -----------

  Net change in cash and cash equivalents                                          67,514                (196,583)
  Cash and cash equivalents at beginning of period                                907,279                 959,643
                                                                               ----------             -----------
  Cash and cash equivalents at end of period                                   $  974,793             $   763,060
                                                                               ==========             ===========

Supplemental Disclosures:

Income tax payments totaled $4.1 million for the three-month period ended March 31, 2002 and $1.3 million for the same period in 2001. Interest payments totaled $216 million for the three-month period ended March 31, 2002 and $342 million for the same period in 2001. See Note 12 - Purchase of Main Street Bancorp, Inc., in a later section of these financial statements for the fair value of non-cash assets and liabilities acquired in 2002.


See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation
---------------------

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, Main Street Capital Trust I and ML Capital Trust I. All material intercompany balances and transactions have been eliminated in consolidation.

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

     The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2001.

     Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") was adopted effective January 1, 2002. Amortization of goodwill was discontinued upon adoption in accordance with SFAS No. 142 as discussed in a later section of these footnotes.

     The Company completed its purchase of Main Street Bancorp, Inc. ("Main Street") on March 8, 2002. Sovereign's results include the operations of Main Street from the date of its acquisition as discussed in a later section of these footnotes.

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

                                                       Three-Month Period
                                                         Ended March 31,
                                                -------------------------------
                                                  2002                   2001
                                                --------               --------

CALCULATION OF INCOME FOR EPS:
------------------------------
Income before extraordinary
  item for basic EPS                            $ 66,942               $ 11,112
Extraordinary item, after tax                         --                 (6,549)
                                                --------               --------
Net income for basic and diluted EPS            $ 66,942               $  4,563
                                                ========               ========

WEIGHTED AVERAGE SHARES FOR EPS:
--------------------------------
Weighted average basic shares                    250,619                237,874
Dilutive effect of average stock
  options and warrants                            19,243                  1,392
                                                --------               --------
Weighted average diluted shares                  269,862                239,266
                                                ========               ========

EARNINGS PER SHARE:
-------------------
Basic
  Income before extraordinary item              $    .27               $    .05
  Extraordinary item                                  --                   (.03)
                                                --------               --------
  Net income                                    $    .27               $    .02
                                                ========               ========
Diluted
  Income before extraordinary item              $    .25               $    .05
  Extraordinary item                                  --                   (.03)
                                                --------               --------
  Net income                                    $    .25               $    .02
                                                ========               ========


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)


                                                                March 31, 2002
                                            ----------------------------------------------------------------------
                                             Amortized           Unrealized          Unrealized           Fair
                                                Cost            Appreciation        Depreciation          Value
                                            ----------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                              $   32,567            $   105             $   257          $   32,415
  Corporate debt and
    asset-backed securities                    349,188              8,569              15,692             342,065
  Equities                                     994,437              3,582                 111             997,908
  State and municipal
    securities                                  23,194              3,571                  --              26,765

Mortgage-backed securities:
  U.S. government agencies                   5,643,207             14,170              69,179           5,588,198
  Non-agencies                               2,592,292             21,354               3,996           2,609,650
                                            ----------            -------             -------          ----------

Total investment securities
  available-for-sale                        $9,634,885            $51,351             $89,235          $9,597,001
                                            ==========            =======             =======          ==========



                                                               December 31, 2001
                                            ----------------------------------------------------------------------
                                             Amortized           Unrealized          Unrealized           Fair
                                                Cost            Appreciation        Depreciation          Value
                                            ----------          ------------        ------------          -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                              $   23,109            $    93             $    23          $   23,179
Corporate debt and
    asset-backed securities                    322,813              5,357              14,310             313,860
  Equities                                     790,391              2,631                 160             792,862
  State and municipal
    securities                                  22,452              1,942                   2              24,392

Mortgage-backed securities:
  U.S. government agencies                   6,625,498             34,371              33,828           6,626,041
  Non-agencies                               1,783,485             23,062               5,202           1,801,345
                                            ----------            -------             -------          ----------

Total investment securities
  available-for-sale                        $9,567,748            $67,456             $53,525          $9,581,679
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



                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                                 March 31, 2002
                                             --------------------------------------------------------------------
                                              Amortized         Unrealized          Unrealized            Fair
                                                Cost           Appreciation        Depreciation           Value
                                              --------         ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                                $  1,705           $     60            $     --            $  1,765
  State and municipal
    securities                                   3,925                 36                   4               3,957


Mortgage-backed securities:
  U.S. government agencies                     810,235              8,061              12,895             805,401
  Non-agencies                                   4,777                 49                   7               4,819
                                              --------           --------            --------           ---------

Total investment securities
  held-to-maturity                            $820,642           $  8,206            $ 12,906            $815,942
                                              ========           ========            ========            ========



                                                                December 31, 2001
                                             --------------------------------------------------------------------

                                              Amortized         Unrealized          Unrealized            Fair
                                                Cost           Appreciation        Depreciation           Value
                                              --------         ------------        ------------           -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                                $  1,905           $     55            $     --            $  1,960
  State and municipal
    securities                                   4,128                 35                   2               4,161

Mortgage-backed securities:
  U.S. government agencies                     872,154              9,851              10,144             871,861
  Non-agencies                                   5,250                 47                  71               5,226
                                              --------           --------            --------            --------

Total investment securities
  held-to-maturity                            $883,437           $  9,988            $ 10,217            $883,208
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


                                                           March 31, 2002                    December 31, 2001
                                                   ---------------------------        ---------------------------

                                                     Amount            Percent          Amount            Percent
                                                     ------            -------          ------            -------
Commercial real estate loans                       $ 3,714,156           17.1%        $ 3,082,330           15.1%
Commercial and industrial loans                      4,629,240           21.2           4,506,198           22.1
Other                                                1,041,110            4.8             975,075            4.8
                                                   -----------         ------         -----------         ------

Total Commercial Loans                               9,384,506           43.1           8,563,603           42.0
                                                   -----------         ------         -----------         ------

Home equity loans                                    4,419,534           20.3           3,756,621           18.4
Auto loans                                           3,026,170           13.9           2,880,449           14.1
Other                                                  201,609            0.9             193,692             .9
                                                   -----------         ------         -----------         ------

Total Consumer Loans                                 7,647,313           35.1           6,830,762           33.4
                                                   -----------         ------         -----------         ------

Residential Real Estate Loans                        4,758,914           21.8           5,005,219           24.6
                                                   -----------         ------         -----------         ------

       Total Loans (1)                             $21,790,733          100.0%        $20,399,584          100.0%
                                                   ===========         ======         ===========         ======


Total Loans with:

  Fixed rate                                       $13,147,995           60.3%        $12,875,742           63.1%
  Variable rate                                      8,642,738           39.7           7,523,842           36.9
                                                   -----------         ------         -----------         ------
       Total Loans (1)                             $21,790,733          100.0%        $20,399,584          100.0%
                                                   ===========         ======         ===========         ======


(1) Loan totals include deferred loan fees and unamortized premiums and discounts. These fees, premiums and discounts resulted in a net increase in loans of $35 million at March 31, 2002 and a net increase of $22 million at December 31, 2001.


     Loans to related parties include loans made to certain officers, directors and their affiliated interests. At March 31, 2002 and December 31, 2001, loans to related parties totaled $21.6 million and $20.1 million, respectively.


                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                                March 31, 2002                                  December 31, 2001
                                 ---------------------------------------           -------------------------------------

                                                                Weighted                                        Weighted
                                                                 Average                                         Average
  Account Type                     Amount           Percent        Rate              Amount        Percent         Rate
  ------------                     ------           -------        ----              ------        -------         ----
  Demand deposit accounts        $ 3,985,739           16%           --%           $ 3,910,171        17%            --%
  NOW accounts                     4,207,635           17          0.84              4,162,169        18           0.87
  Savings accounts                 3,135,102           13          1.40              2,985,464        13           1.44
  Money market accounts            5,767,822           23          1.96              4,992,163        21           1.73
  Retail certificates              7,292,676           29          3.79              6,985,397        30           4.14
  Jumbo certificates                 426,576            2          3.02                262,210         1           3.04
                                 -----------          ---          ----            -----------       ---           ----

  Total Deposits                 $24,815,550          100%         1.94%           $23,297,574       100%          1.99%
                                 ===========          ===          ====            ===========       ===           ====



(7)  SHORT-TERM BORROWINGS

     The following table presents information regarding short-term borrowings (original maturities of up to one year) at the dates indicated: (dollars in thousands)


                                                   March 31, 2002                      December 31, 2001
                                            ---------------------------         ----------------------------

                                                               Weighted                             Weighted
                                                               Average                              Average
                                              Balance           Rate              Balance            Rate
                                              -------           ----              -------            ----
Federal funds purchased                     $  335,000          1.77%           $  452,002           1.75%
Securities sold under
  repurchase agreements                             --            --               297,741           1.45
FHLB advances                                1,869,609          2.66             1,929,021           3.08
                                            ----------          ----            ----------           ----
Total Borrowings                            $2,204,609          2.53%           $2,678,764           2.67%
                                            ==========          ====            ==========           ====


(8)  LONG-TERM BORROWINGS

     Long-term borrowings (original maturities greater than one year) consisted of the following: (dollars in thousands)

                                        March 31, 2002        December 31, 2001
                                        --------------        -----------------
Securities sold under
   repurchase agreements                  $  155,000              $  155,000
FHLB advances                              4,142,830               4,105,929
Senior secured credit facility               245,000                 225,000
Senior and subordinated notes              1,752,850               1,775,077
                                          ----------              ----------
                                          $6,295,680              $6,261,006
                                          ==========              ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(9)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income/(loss), net of related tax, based on the provisions of SFAS No. 130 for the periods indicated: (dollars in thousands)

                                                         Three-month Period
                                                           Ended March 31,
                                                      ------------------------
                                                        2002             2001
                                                      -------          --------
Net income                                            $66,942          $ 4,563
Cumulative change in accounting principle:
  Fair value of derivative instruments and
     hedged items                                          --           (6,736)
  Reclassification of held-to-maturity
     securities to available-for-sale                      --           (3,215)
Net unrealized gain/(loss):
  Derivative instruments                               13,731               81
  Investment securities available-for-sale            (18,432)          27,721
Less reclassification adjustment:
  Derivative instruments                                   --               35
  Investments available-for-sale                       13,360            4,961
                                                      -------          -------
Net unrealized gain recognized
  in other comprehensive income                       (18,061)          12,855
                                                      -------          -------
Comprehensive income                                  $48,881          $17,418
                                                      =======          =======

     Accumulated other comprehensive loss, net of related tax, consisted of net unrealized losses on securities of $24.3 million and net unrealized losses on derivatives of $26.9 million at March 31, 2002 and net unrealized losses on securities of $15.8 million and net unrealized losses on derivatives of $9.9 million at March 31, 2001.


(10) DERIVATIVES

     Sovereign uses derivative instruments as part of its interest rate risk management process, to manage risk associated with its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies.

     Sovereign's primary market risk is interest rate risk. Management uses derivative instruments to protect against the risk of interest rate movements on the value of certain liabilities and on probable future cash outflows. These instruments primarily include interest rate swaps and interest rate caps and floors that have underlying interest rates based on key benchmark indexes. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated rate environment. On January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be carried at fair value on the balance sheet. The Company designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


     Fair Value Hedges. Sovereign used receive-fixed interest rate swaps to hedge the fair values of certain brokered CDs for changes in interest rates. All of Sovereign's interest rate swaps accounted for as fair value hedges outstanding as of March 31, 2002 satisfied the criteria in SFAS 133 to use the "short-cut" method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings.

     Cash Flow Hedges. Sovereign hedges cash flow variability related to variable-rate liabilities, specifically FHLB advances, through the use of pay-fixed interest rate swaps. Sovereign also held pay-fixed interest rate swaps to hedge forecasted cash flows associated with periodic floating rate interest payments payable subsequent to March 31. All of Sovereign's interest rate swaps accounted for as cash flow hedges outstanding as of March 31, 2002, satisfied the criteria in SFAS 133 to use the short-cut method of accounting for changes in fair value.

     Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. At March 31, 2002, accumulated other comprehensive income included a deferred after-tax net loss of $26.9 million, consisting of a loss on pay-fixed interest rate swaps used to hedge future cash flows on FHLB advances. The loss will be reclassified from other comprehensive income into earnings during the same period the forecasted transactions occur. During the first quarter of 2001, the Company terminated $950 million of cash flow interest rate swaps. The resulting gain on termination of $4.7 million is being deferred and amortized as a yield adjustment against the remaining expected future cash flows originally being hedged. This deferred gain will be amortized over the period April, 2002 through June, 2012.

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

     Net gains generated from other than hedging derivative instruments for the three-months ended March 31, 2002 totaled $2.2 million and are included as capital markets revenue on the income statement.



(11) GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS No. 142") and discontinued amortizing goodwill effective January 1, 2002. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company is required to complete the transitional impairment test within six months of adoption of SFAS No. 142. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle. Subsequent impairment losses will be reflected in expense in the statement of

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


operations. The Company has costs in excess of net assets acquired (goodwill), which are deemed to be an indefinite life intangible asset, and core deposit intangibles, which are deemed to have a definite life and continue to be amortized.

The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding fiscal years ending December 31, is:

                      Year                        Amount
                      ----                        ------
                      2002                       $80,274
                      2003                        73,835
                      2004                        66,856
                      2005                        57,945
                      2006                        51,047



     The following table reflects the components of intangible assets (in thousands):

                                      Gross Carrying           Accumulated
                                          Amount               Amortization
                                 -----------------------  ----------------------
                                 March 31   December 31,  March 31, December 31,
                                   2002         2001        2002       2001
                                   ----         ----        ----       ----
  Non-amortized intangible
    assets:
      Goodwill                  $1,155,945   $1,086,341   $131,653   $131,653
  Amortized intangible assets:
      Core Deposit
        Intangibles                642,543      608,179    239,197    218,963


     The following table reflects the pro forma results of operations as if SFAS No. 142 had been adopted as of January 1, 2001 (in thousands, except per share data):

                                                              Three-months ended
                                                                   March 31,
                                                             -------------------
                                                               2002        2001
                                                             -------     -------
     Reported income before extraordinary item               $66,942     $11,112
     Add back goodwill amortization, net of tax                   --       6,871
                                                             -------     -------
     Proforma income before extraordinary item               $66,942     $17,983
                                                             =======     =======
     Proforma net income                                     $66,942     $11,434
                                                             =======     =======

     Reported diluted EPS before extraordinary item          $   .25     $   .05
     Add back goodwill amortization, net of tax              $    --         .03
                                                             -------     -------
     Proforma diluted EPS before extraordinary item          $   .25     $   .08
                                                             =======     =======
     Proforma diluted EPS                                    $   .25     $   .05
                                                             =======     =======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)


(12) PURCHASE OF MAIN STREET BANCORP, INC. ("MAIN STREET")


     On March 8, 2002 Sovereign completed the purchase of Main Street and the results of its operations are included from purchase date through March 31, 2002. Sovereign issued 11.4 million shares of common stock, net of treasury shares, valued at $145.5 million and made cash payments of $31.5 million to acquire and convert all outstanding Main Street shares and associated fees. The value of the common stock was determined based on the average price of Sovereign's shares over the ten day period preceding closing as provided in the purchase agreement. The acquisition enhanced Sovereign's market share throughout its existing service area in eastern Pennsylvania. Sovereign's preliminary purchase price allocation is as follows:

     Assets and Liabilities Acquired at fair value from Main Street as of March 8, 2002 (dollars in millions):


Assets                                           Liabilities
------                                           -----------
Investments                        $  305.9      Deposits:
Loans:                                             Core                 $  700.6
  Commercial                          527.0        Time                    554.6
  Consumer                            152.7                             --------
  Residential                         165.6          Total deposits      1,255.2
                                   --------      Borrowings and
     Total loans                      845.3        long-term debt           86.9
Less allowance for loan losses        (14.9)     Other liabilities          23.7
                                   --------      Trust preferred
     Total loans, net                 830.4        securities               10.0
Federal funds and cash                239.3                             --------
Premises and equipment, net            26.0
Other real estate owned                 0.8      Total liabilities      $1,375.8
Prepaid expenses and other assets      14.9                             ========
Core deposit intangible                34.4
Goodwill                               69.6
                                   --------

     Total assets                  $1,521.3
                                   ========

     In connection with the Main Street acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2002 for an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform Main Street's allowance for loan losses to Sovereign's reserve policies and for merger related expenses of $15.9 million pre-tax ($10.3 million net of tax).

     These merger-related expenses include the following:

     Community grants                                              $ 1,000
     Branch and office consolidations                               11,338
     Account conversion and other                                    3,533
                                                                   -------
                                                                   $15,871
                                                                   =======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

General
-------

     Cash earnings, as defined below, for the three-month period ended March 31, 2002 increased 8% to $95.2 million, or $.35 per share, up from $88.1 million, or $.37 per share, for the same period in 2001. Operating earnings for 2002 increased 27% to $81.2 million, or $.30 per share, as compared to $63.6 million, or $.27 per share, for 2001.

     Operating earnings exclude certain special charges for 2002 and 2001. Special charges for the quarters ended March 31, 2002 and 2001 were $14.2 million and $59.0 million, respectively, after tax, and are outlined in the Reconciliation of Net Income to Operating Earnings table on the following page. Cash earnings are operating earnings excluding amortization (after-tax) of intangible assets and ESOP-related expense.

     Net income, including the special charges noted above, was $66.9 million, or $.25 per share, for the three-month period ended March 31, 2002, as compared to $4.6 million, or $.02 per share, for the same period in 2001. Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with SFAS No. 142 (see Note 11 in Notes to Consolidated Financial Statements). Proforma 2001 net income and operating earnings were $11.4 million and $70.4 million, excluding the effects of goodwill amortization.

     Cash return on average equity and cash return on average total assets, excluding special charges discussed above, were 16.96% and 1.10% for the three-month period ended March 31, 2002 compared to 17.42% and 1.06% for the same period in 2001.

Main Street Bancorp, Inc. Acquisition ("Main Street")
-----------------------------------------------------

     On March 8, 2002 Sovereign closed the acquisition of Main Street, a commercial bank holding company headquartered in Reading, Pennsylvania. Collectively, Main Street shareholders elected to receive approximately 85% of the purchase price in Sovereign common stock valued at 145.5 million and 15% in cash, or $31.5 million, including associated fees. The value of the common stock was determined based on the average price of Sovereign's shares over the ten day period preceding closing as provided in the purchase agreement. Under the terms of the deal, up to 30% of total consideration was available in the form of cash.


     In connection with the Main Street acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2002 for an additional loan loss provision of $6.0 million pretax ($3.9 million net of tax) to conform Main Street's allowance for loan losses to Sovereign's reserve policies and for merger related expenses of $15.9 million pretax ($10.3 million net of tax).

     See Note 12 in the Consolidated Financial Statements for Sovereign's preliminary purchase allocation, including fair values of acquired assets and liabilities, and a description of merger-related expenses.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



               Reconciliation of Net Income to Operating Earnings
               --------------------------------------------------
        (In thousands, except per share data - all amounts are after tax)

                                                  Three-month Period
                                                    Ended March 31,
                                  ----------------------------------
                                                Total      Per Share
                                  ----------------------------------
                                    2002        2001         2002    2001
                                    ----        ----         ----    ----
Net income as reported            $ 66,942    $  4,563       $.25    $.02
Loss on the early
  extinguishment of debt                --       6,549         --     .03
Merger-related and integration
  costs recorded during the
  period                            10,316          --        .04      --
Restructuring expense                   --       5,525         --     .02
Non-solicitation expense                --      46,940         --     .20
Provision for loan losses -
  Main Street Bancorp
  acquisition                        3,900          --        .01      --
                                  --------    --------       ----    ----
Operating earnings                $ 81,158    $ 63,577       $.30    $.27
                                  ========    ========       ====    ====
  Amortization of intangibles       13,468      24,099        .05     .10
  ESOP expense                         601         399         --      --
                                  --------    --------       ----    ----

Cash earnings                     $ 95,227    $ 88,075       $.35    $.37
                                  ========    ========       ====    ====
Average shares                     269,862     239,315

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                         CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
                                 THREE-MONTH PERIOD ENDED MARCH 31, 2002 AND 2001
                                                  (in thousands)

                                                    2002                                       2001
                               ----------------------------------------     ----------------------------------------
                                 Average                        Yield/       Average                        Yield/
                                 Balance         Interest(1)     Rate        Balance         Interest(1)     Rate
                               ----------------------------------------     ----------------------------------------
EARNING ASSETS
--------------
INVESTMENTS                    $10,088,524        $159,700       6.34%     $ 7,167,511        $129,026       7.20%

LOANS:
  Residential loans              4,978,654          86,050       6.91%       7,860,387         153,738       7.82%
  Commercial loans               8,772,839         133,764       6.14%       8,138,466         172,886       8.57%
  Consumer loans                 6,996,999         120,084       6.96%       6,273,139         128,059       8.27%
                               -----------        --------       ----      -----------        --------      -----
  Total loans                   20,748,492         339,897       6.60%      22,271,992         454,683       8.22%
  Allowance for loan losses       (287,100)             --         --         (255,288)             --         --
                               -----------        --------       ----      -----------        --------      -----
      NET LOANS                 20,461,392         339,897       6.70%      22,016,704         454,683       8.32%
                               -----------        --------       ----      -----------        --------      -----

      TOTAL EARNING ASSETS      30,549,916         499,597       6.58%      29,184,215         583,709       8.05%
  Other assets                   4,700,621              --         --        4,381,587              --         --
                               -----------         -------       ----      -----------        --------      -----
      TOTAL ASSETS             $35,250,537         499,597       5.70%     $33,565,802        $583,709       7.00%
                               ===========         =======       ====      ===========        ========      =====
FUNDING LIABILITIES
-------------------
DEPOSITS:
  Core deposits                $16,238,079          42,317       1.06%     $14,867,116          88,426       2.41%
  Time deposits                  7,329,853          68,693       3.80%       9,070,640         132,688       5.93%
                               -----------        --------       ----      -----------        ---------     -----
      TOTAL DEPOSITS            23,567,932         111,010       1.91%      23,937,756         221,114       3.74%
                               -----------        --------       ----      -----------        --------      -----

BORROWED FUNDS:
  FHLB advances                  5,939,169          76,007       5.13%       5,231,007          73,561       5.63%
  Repurchase agreements            341,002           2,654       3.11%         217,472           2,698       4.96%
  Other borrowings               1,990,840          33,227       6.69%       1,394,238          34,993      10.08%
                               -----------        --------       ----      -----------        --------      -----
      TOTAL BORROWED FUNDS       8,271,011         111,888       5.42%       6,842,717         111,252       6.51%
                               -----------        --------       ----      -----------        --------      -----

  TOTAL FUNDING LIABILITIES     31,838,943         222,898       2.82%      30,780,473         332,366       4.36%
  Other liabilities              1,134,377              --         --          735,213              --         --
                               -----------        --------       ----      -----------        --------      -----
      TOTAL LIABILITIES         32,973,320         222,898       2.73%      31,515,686         332,366       4.26%

STOCKHOLDERS' EQUITY             2,277,217              --         --        2,050,116              --         --
--------------------           -----------         -------       ----      -----------        --------      -----
  TOTAL LIABILITIES
  AND STOCKHOLDERS' EQUITY     $35,250,537         222,898       2.55%     $33,565,802         332,366       4.00%
                               ===========         -------       ----      ===========        --------      -----
NET INTEREST INCOME                               $276,699                                    $251,343
                                                  ========                                    ========
NET INTEREST SPREAD (2)                                          3.15%                                       3.00%
                                                                 ----                                       -----
NET INTEREST MARGIN (3)                                          3.64%                                       3.45%
                                                                 ====                                        ====


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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Net interest income for the three-month period ended March 31, 2002 was $272 million compared to $247 million for the same period in 2001. This increase was attributable to an increase in average balances, and an improvement of 19 basis points in net interest margin which was 3.64% for the three-month period ended March 31, 2002 compared to 3.45% for the same period in 2001. Net interest margin has been very stable over the past four quarters, fluctuating within a tight, 10 basis point range despite volatility of market rates. The increase in average balances is a result of leveraging the Company's increased capital position.

     Interest on investment securities and interest earning deposits was $156 million for the three-month period ended March 31, 2002 compared to $127 million for the same period in 2001. The average balance of investment securities was $10 billion with an average tax equivalent yield of 6.34% for the three-month period ended March 31, 2002 compared to an average balance of $7.2 billion with an average yield of 7.20% for the same period in 2001. On a linked-quarter basis, the Company had slight margin compression of 5 basis points as it repositioned its investment portfolio. The transaction involved the sale and subsequent purchase of $1.1 billion of securities and generated a gain of approximately $20 million. In addition to the gain, the newly purchased securities had a higher weighted average yield with a shorter blended effective duration. Approximately $4 million of the gain was mitigated by holding the sale proceeds in short-term, liquid instruments pending reinvestment late in the quarter.

     Interest and fees on loans were $339 million for the three-month period ended March 31, 2002 compared to $453 million for the same period in 2001. The average balance of loans was $20.7 billion with an average yield of 6.60% for the three-month period ended March 31, 2002 compared to an average balance of $22.3 billion with an average yield of 8.22% for the same period in 2001. Average balances of commercial and consumer loans in 2002 increased $0.6 billion and $0.7 billion, respectively as compared to 2001 while average residential loans declined $2.9 billion. These changes are consistent with Sovereign's strategy to emphasize commercial and consumer lending. The decrease in loan rates is due to declining market interest rates and the aforementioned shift in the components of the loan portfolio, which now includes more variable rates and shorter maturity assets.

     Interest on deposits was $111 million for the three-month period ended March 31, 2002 compared to $221 million for the same period in 2001. The average balance of deposits was $23.6 billion with an average cost of 1.91% for the three-month period ended March 31, 2002 compared to an average balance of $23.9 billion with an average cost of 3.74% for the same period in 2001. The decrease in average cost year to year is due to a combination of declining market interest rates generally, and the Company's emphasis on attracting and retaining core deposits.

     Interest on borrowings was $112 million for the three-month period ended March 31, 2002 compared to $111 million for the same period in 2001. The average balance of borrowings was $8.3 billion with an average cost of 5.42% for the three-month period ended March 31, 2002 compared to an average balance of $6.8 billion with an average cost of 6.51% for the same period in 2001.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Loan Losses
-------------------------

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2002 was $44.5 million compared to $20.0 million for the same period in 2001.

     The increase over 2001 was based on several factors:

     o One large commercial loan that was downgraded from pass to adversely classified status, placed on non-accrual and charged down in a very short time period. This accounted for a $10.7 million charge-off, and the remaining balance was reserved at a high level. The impact on the provision was slightly in excess of $14.2 million covered entirely in this quarter.

     o A modest increase in adversely classified assets, requiring more allowance driven by our established reserving methodology.

     o A $20.5 million portfolio of non-performing residential mortgages was sold. This group of loans was concentrated in substandard assets and as such required a charge-off of $2.3 million.

     o An additional $6 million of provision related to conform Main Street's allowance for loan losses to Sovereign's reserve policies.

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

     Sovereign's net charge-offs for the three-month period ended March 31, 2002 were $37.0 million and consisted of charge-offs of $45.2 million and recoveries of $8.1 million. This compared to net charge-offs of $20.3 million consisting of charge-offs of $33.8 million and recoveries of $13.5 million for the three-month period ended March 31, 2001. The increased level of charge-offs was driven by the events discussed above.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                        Three-month Period Ended March 31,
                                             2002                 2001
                                       ------------------------------------

Allowance, beginning of period           $ 264,667             $ 256,356

Charge-offs:
  Residential                                3,784                 3,063
  Commercial                                24,876                 9,743
  Consumer                                  16,499                20,961
                                         ---------             ---------
     Total Charge-offs                      45,159                33,767
                                         ---------             ---------

Recoveries:
  Residential                                  131                 1,760
  Commercial                                 1,307                   458
  Consumer                                   6,692                11,256
                                         ---------             ---------
     Total Recoveries                        8,130                13,474
                                         ---------             ---------

Charge-offs, net of recoveries              37,029                20,293
Provision for possible loan losses          44,500                20,000
Main Street's allowance
      for loan losses                       14,877                    --
                                         ---------             ---------
Allowance, end of period                 $ 287,015             $ 256,063
                                         =========             =========


Non-Interest Income
-------------------

     Total non-interest income was $107.5 million for the three-month period ended March 31, 2002 compared to $105.3 million for the same period in 2001. Excluding securities and related derivatives transactions, total fees and other income for the three-month period ended March 31, 2002 was $87.0 million as compared to $98.0 million for the same period in 2001.

     Consumer banking fees were $38.6 million for the three-month period ended March 31, 2002 as compared to $39.4 million for the same period in 2001. Core deposits have grown 8% over the past year and include approximately 250,000 new checking accounts. The slight decrease in consumer banking fees of $0.8 million is attributed to recent economy-related consumer conservatism. Commercial banking fees were $22.8 million for the three-month period ended March 31, 2002 as compared to $18.3 million for the same period in 2001. This increase of $4.5 million was primarily due to higher loan volumes and increased market share.

     Mortgage banking revenue was $9.5 million for the three-month period ended March 31, 2002 as compared to $21.3 million for the same period in 2001. The first quarter of 2001 includes a gain of $19.3 million related to the sale of $580 million of residential mortgages offset by a charge of $6.8 million to increase the valuation allowance related to mortgage servicing rights. On a linked-quarter basis mortgage banking revenue declined $3.6 million on lower refinancing activity.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gain on investment securities and related derivatives transactions were $20.6 million for the three-month period ended March 31, 2002 compared to $7.3 million for the same period in 2001. During 2002, the Company repositioned its investment portfolio. The transaction involved the sale and subsequent purchase of $1.1 billion of investment securities. In addition to a gain of approximately $20 million, the newly purchased securities had a higher weighted average yield and a shorter blended effective duration.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the three-month period ended March 31, 2002 were $191.9 million, compared to $189.5 million for the same period in 2001 an increase of $2.4 million or 1.3%. Compensation costs increased due to insourcing of certain technology services and normal annual increases. Expense reduction initiatives have also favorably impacted occupancy and outside services.

     Other operating expenses were $51.7 million for the three-month period ended March 31, 2002 compared to $131 million for the same period in 2001. Results for the three-month period ended March 31, 2002 included amortization of core deposit intangibles of $20.2 million compared to $36.1 million for amortization of goodwill and core deposit intangibles for the same period in 2001. The discontinuance of goodwill amortization is a result of the adoption of Statement of Financial Accounting Standard No. 142. "Goodwill and Other Intangible Assets" effective January 1, 2002 which eliminated goodwill amortization as more fully discussed in the Notes to Consolidated Financial Statements in Part I of this document. The impact of required impairment tests has not yet been determined. Merger-related and integration charges of $15.9 million ($10.3 million or $0.04 per share, net of tax) related to the Main Street acquisition were recorded in the three-month period ended March 31, 2002.

     The three-month period ended March 31, 2001, includes $72.2 million of non-solicitation expense related to the non-solicitation provisions of the SBNE purchase and assumption agreement. Also during the three-month period ended March 31, 2001, Sovereign recorded an $8.5 million charge ($5.5 million net of tax) as the last portion of restructuring charges related to its company-wide restructuring announced in November of 2000. The restructuring, completed over the first quarter of 2001 and last quarter of 2000, resulted in elimination of over 600 positions, closure of 14 in-store offices and redirection of e-commerce efforts to consolidate efforts within our geographic footprint.


Income Tax Provision
--------------------

     The income tax provision was $24.4 million for the three-month period ended March 31, 2002 compared to $.9 million for the same period in 2001. The effective tax rate for the three-month period ended March 31, 2002 was 26.7%, compared to 7.5% for the same period in 2001. The current year tax rate differs from the statutory rate of 35% due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for the 2001 quarter is not meaningful due to the high proportion of permanent tax differences, in relation to the low level of recorded pretax income.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Extraordinary Item
------------------

     In last year's quarter ended March 31, 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pretax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

     At March 31, 2002, commercial loans totaled $9.4 billion representing 43% of Sovereign's loan portfolio, compared to $8.6 billion and 42% of the loan portfolio at December 31, 2001 and $8.2 billion and 38% of the loan portfolio at March 31, 2001.

     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $7.6 billion at March 31, 2002, representing 35% of Sovereign's loan portfolio, compared to $6.8 billion and 33% of the loan portfolio at December 31, 2001 and $6.5 billion and 30% of the loan portfolio at March 31, 2001.

     Residential mortgage loans decreased $246 million during the quarter to $4.8 billion and now represent 22% of Sovereign's loan portfolio as compared to $5.0 billion and 25% at December 31, 2001. The decrease is primarily due to scheduled payments and prepayments. At March 31, 2001 residential mortgage loans totaled $6.9 billion representing 32% of the loan portfolio.

Non-Performing Assets
---------------------

     At March 31, 2002 Sovereign's non-performing assets increased by $5 million to $233 million compared to $228 million at December 31, 2001. This increase is due to increases in non-performing commercial loans, and to a lessor extent, consumer non-performing loans all related to the Main Street acquisition. These increases are partially offset by a decline in residential non-performing loans as a result of the sale of certain residential assets. Non-performing assets as a percentage of total assets was .63% at March 31, 2002, down from .64% at December 31, 2001. At March 31, 2002 57% of non-performing assets consisted of consumer and residential loans and OREO which are primarily secured by real estate and other collateral. Sovereign places all commercial loans on non-performing status at 90 days (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or fully reserved, unless they are evaluated to be well secured based on current appraisals and are in the process of collection.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                     March 31,      December 31,
                                                       2002             2001
                                                   ------------     ------------
Non-accrual loans:
      Residential                                    $ 57,473        $ 74,500
      Commercial real estate                           30,958          16,957
      Commercial                                       98,185          89,399
      Consumer                                         28,487          26,941
                                                     --------        --------
Total non-accrual loans                               215,103         207,797
                                                     --------        --------
Restructured loans                                      1,498           1,280
                                                     --------        --------
Total non-performing loans                            216,601         209,077
Other real estate owned                                10,594           9,261
Other repossessed assets                                5,989           9,667
                                                     --------        --------
Total non-performing assets                          $233,184        $228,005
                                                     ========        ========

Past due 90 days or more as to interest
or principal and accruing interest (1)               $ 45,733        $ 54,599

Non-performing assets as a percentage
of total assets                                           .63%            .64%

Non-performing loans as a percentage
of total loans                                            .99%           1.02%

Non-performing assets as a percentage of
total loans and real estate owned                        1.07%           1.12%

Allowance for loan losses as a percentage
of total non-performing assets                          123.1%          116.1%

Allowance for loan losses as a percentage
of total non-performing loans                           132.5%          126.6%


(1) Includes consumer and residential loans of $42.6 million and $50.9 million at March 31, 2002 and December 31, 2001, respectively.


     Loans ninety (90) days or more past due and still accruing interest fell by $8.8 million from December 31, 2001 to March 31, 2002. The decrease is due to a reduction in residential 90 day loans ($4.8 million) that are well secured and in the process of collection, and a reduction in consumer 90 day past due loans ($3.7 million).

     Potential problem loans (consisting principally of commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $110 million and $120 million at March 31, 2002 and December 31, 2001, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses
-------------------------

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                            (dollars in thousands)

                                               March 31, 2002                December 31, 2001
                                         -------------------------      --------------------------
                                                       % of Loans                      % of Loans
                                                            to                               to
                                          Amount       Total Loans        Amount       Total Loans
                                          ------       -----------        ------       -----------
Allocated allowance:
Commercial loans                         $179,675           43%          $161,075            40%
Residential real estate
  mortgage loans                           21,346           22             20,724            25
Consumer loans                             68,054           35             61,200            35
                                                                                             --
Unallocated allowance                      17,940          n/a             21,668           n/a
                                         --------          ---           --------           ---
Total allowance for loan losses          $287,015          100%          $264,667           100%
                                         ========          ===           ========           ===


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

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $20.7 million at December 31, 2001 to $21.3 million at March 31, 2002. This change was due primarily to the addition of the Main Street residential portfolio and the associated reserves.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $61.2 million at December 31, 2001, to $68.1 million at March 31, 2002. This change was due to increases in loan balances and the addition of the Main Street consumer loan portfolio and the associated reserves.

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $161.1 million at December 31, 2001 to $179.7 million at March 31, 2002. This increase is attributable to the softening economy and increase in non-performing loans in this sector and the higher level of loans as part of the Main Street acquisition.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Unallocated Allowance. The unallocated allowance for loan losses decreased to $17.9 million at March 31, 2002 from $21.7 million at December 31, 2001. Management continuously evaluates current economic conditions and loan portfolio trends. A portion of the unallocated reserves were allocated to the commercial portfolio in keeping with their purpose of availability for uncertainty.

Investment Securities
---------------------

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB") Freddie Mac and Fannie Mae. Mortgage-backed securities consist of passthroughs and collateralized mortgage obligations issued by federal agencies or private label issuer. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Fitch/IBCA at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at March 31, 2002 was 3.66 years.

     Total investment securities available-for-sale were $9.6 billion at March 31, 2002 and December 31, 2001. Investment securities held-to-maturity were $821 million at March 31, 2002 compared to $883 million at December 31, 2001. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Other Intangible Assets
------------------------------------

     Goodwill and core deposit intangibles increased by $70 million and $34 million, respectively, due to the Main Street acquisition offset by core deposit intangible amortization of $20.2 million in 2002.

Deposits
--------

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at March 31, 2002 were $24.8 billion compared to $23.3 billion at December 31, 2001. Average core deposits increased $541 million while average time deposits declined $117 million as compared to the three-month period ended December 31, 2001. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Short-term Borrowings
---------------------

     Sovereign utilizes short-term borrowings (original maturities of up to one year) as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions.

     Total short-term borrowings at March 31, 2002 were $2.2 billion compared to $2.7 billion at December 31, 2001. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-term Borrowings
--------------------

     Long-term borrowings (original maturities greater than one year) remained essentially flat at $6.3 billion at March 31, 2002 as compared to December 31, 2001. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Trust Preferred Securities
--------------------------

     Sovereign has outstanding $514 million ($548 million par value) of mandatorily redeemable trust preferred obligations that have stated maturities ranging from 2027 through 2031 and have stated dividends of 7.50% to 9.875% of par value. This represents an increase of $10 million from December 31, 2001 and is due to trust preferred securities acquired with Main Street.

Securitization Transactions
---------------------------

     Securitization transactions contribute to Sovereign's overall funding and regulatory capital management. The total face amount of the outstanding debt and equity securities assumed by third parties at March 31, 2002 approximates $2.6 billion. These transactions involve periodic transfers of loans or other financial assets to special purpose entities ("SPEs") and are either recorded on Sovereign's Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets in accordance with SFAS 140, "Transfers of Financial Assets and Liabilities" ("SFAS 140"). No securitizations were enacted in the three-month period ended March 31, 2002.

Off-Balance Sheet Securitizations
---------------------------------

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation ("QSPE") and has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.7 billion of debt related to assets that Sovereign sold to the QSPEs which are not included in Sovereign's consolidated Balance Sheet at March 31, 2002. Sovereign retained interests in such QSPEs were $97 million at March 31, 2002.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign's subordinated interests in the QSPEs. However, should the performance of the underlying loans held by those QSPEs deteriorate to a level that retained subordinated interests are insufficient to collateralize the QSPE securities held by third party investors, Sovereign may decide to provide the QSPEs with additional credit enhancements to reduce the third party investors' risk of loss, although it is not contractually required to do so. If management decides not to provide additional credit enhancements in such a situation, it could adversely impact the availability and pricing of future transactions. The performance of the underlying collateral in all of Sovereign's transactions at March 31, 2002 is sufficient such that management believes it is unlikely Sovereign will need to provide additional credit enhancements to these transactions in the future.

Securitizations Consolidated in Sovereign's Consolidated Balance Sheet
----------------------------------------------------------------------

     In a transaction consummated in November 2001, Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to SPEs in a financing transaction that does not qualify as a sale of assets under SFAS 140, and therefore has consolidated both the assets transferred to the SPEs and the debt and minority interests issued by the SPEs in its Consolidated Balance Sheet. At March 31, 2002, Sovereign had $821 million of debt and $64 million of minority interest reflected on its Consolidated Balance Sheet related to consolidated SPEs.

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

Minority Interests
------------------

     In a financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction which raised a total of $885 million for Sovereign. The controlling interests in the SPEs are reflected as minority interests in Sovereign's Consolidated Balance Sheet, and the indirect automobile loans and asset-backed notes remain on Sovereign's Consolidated Balance Sheet as the entire transaction is considered a financing in accordance with SFAS 140.

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

Termination of Employee Stock Ownership Plan
--------------------------------------------

     Sovereign terminated in 2002, the employee stock ownership plan it assumed upon acquisition of Peoples Bancorp Inc., in 1999. The Plan repaid debt owed to Sovereign with the proceeds of unallocated Sovereign shares, which the Plan sold.

Bank Regulatory Capital
-----------------------

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. Management believes, as of March 31, 2002 and December 31, 2001, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be well-capitalized.

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

     At March 31, 2002, Sovereign had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Federal banking laws, regulations and policies also limit Sovereign Bank's ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank's total distributions to the Bancorp within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, including the OTS Order applicable to the New England Acquisition completed in 2000, as amended, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank's examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2002 and December 31, 2001 (in thousands):


                                                                         TIER 1              TIER 1               TOTAL
REGULATORY CAPITAL                                   TANGIBLE           LEVERAGE           RISK-BASED           RISK-BASED
                                                    CAPITAL TO         CAPITAL TO          CAPITAL TO           CAPITAL TO
                                                     TANGIBLE           TANGIBLE          RISK ADJUSTED        RISK ADJUSTED
                                                      ASSETS             ASSETS               ASSETS              ASSETS
                                                      ------             ------               ------              ------
Sovereign Bank at March 31, 2002:
Regulatory capital                                  $2,632,813         $2,639,076          $2,539,379           $2,810,806
Minimum capital requirement (1)                        710,502          2,486,757           1,054,181            2,767,224
                                                    ----------         ----------          ----------           ----------
    Excess                                          $1,922,311         $  152,319          $1,485,198           $   43,582
                                                    ==========         ==========          ==========           ==========
Capital ratio                                             7.41%              7.43%               9.64%               10.67%

Sovereign Bank at December 31, 2001:
Regulatory capital                                  $2,464,222         $2,470,620          $2,368,893           $2,616,871
Minimum capital requirement (1)                        685,584          2,399,545             979,792            2,571,955
                                                    ----------         ----------          ----------           ----------
    Excess                                          $1,778,638         $   71,075          $1,389,101           $   44,916
                                                    ==========         ==========          ==========           ==========
Capital ratio                                             7.19%              7.21%               9.67%               10.68%

(1)  As defined by OTS Regulations, or the OTS Order, as applicable.

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

     Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2002, Sovereign had $6.5 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign Bank has several sources of funding to meet its liquidity requirements, including the securities portfolio, the core deposit base, the ability to acquire large deposits and issue public securities in the local and national markets, FHLB borrowings, federal funds purchased, reverse repurchase agreements, wholesale deposit purchases and the capability to securitize or package loans for sale. Sovereign's holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $25 million in 2002. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange commission permitting ready access to the public debt and equity markets. The OTS approved payment of up to $275 million of additional dividends throughout the remainder of 2002 as long as Sovereign and Sovereign Bank comply with the covenants contained within their dividend approval request.

     Cash and cash equivalents increased $67.5 million for 2002. Net cash provided by operating activities was $402 million for 2002. Net cash used by investing activities for 2002 was $680 million and consisted primarily of the purchase of investments available for sale of $2.5 billion offset by sales of investments available for sale of $2.0 billion and proceeds from the sales of loans of $741 million. Net cash used by financing activities for 2002 was $267 million which was primarily due to the repayment of short-term borrowings of $474 million offset by an increase in deposits of $258 million.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.


Contractual Obligations                                                  Payments Due by Period
-----------------------                                                  ----------------------
                                                               Less than                                      After
                                               Total            1 year          1-3 yrs         4-5 yrs       5 yrs
                                               -----            ------          -------         -------        -----
Borrowings                                  $ 2,204,609       $2,204,609      $       --      $       --     $       --
Long-term debt:
   Securities sold under
      repurchase agreements                     155,000               --              --         155,000             --
   FHLB advances                              4,142,830          350,000         300,700          12,750      3,479,380
   Other long-term debt                       1,997,850           51,902         379,948         745,000        821,000
Trust Preferred securities                      547,500               --              --              --        547,500
Certificates of deposit                       7,719,252        5,510,591       1,986,653         185,354         36,654
Operating leases                                648,536           93,325         194,975         220,141        140,095
                                            -----------       ----------      ----------      ----------     ----------
Total contractual cash
   obligations                              $17,415,577       $4,956,606      $5,814,796      $1,472,682     $5,171,493
                                            ===========       ==========      ==========      ==========     ==========

     Certain of Sovereign's contractual obligations require Sovereign to maintain certain financial ratios and to maintain a "well capitalized" regulatory status. Sovereign has complied with these covenants as of March 31,

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


2002 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign's lenders. Due to cross-default provisions in certain of Sovereign's debt agreements, if more than $25 million of Sovereign's debt is in default, $875 million of senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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


                                            Amount of Commitment Expiration Per Period
                                            ------------------------------------------

                                              Total
   Other Commercial                          Amounts         Less than
     Commitments                            Committed          1 year           1-3 yrs           4-5 yrs        Over 5 yrs
     -----------                            ---------        ----------         -------           -------        ----------

Commitments to
    extend credit                          $7,034,329        $4,293,059       $  948,010          $383,361       $1,409,899
Standby letters of credit                     727,482           243,758          307,364           131,221           45,139
Loans sold with recourse                       53,522                --               --                --           53,522
Forward contracts                             577,533           577,533               --                --               --
                                           ----------        ----------       ----------          --------       ----------
Total commercial
    commitments                            $8,392,866        $5,114,350       $1,255,374          $514,582       $1,508,560
                                           ==========        ==========       ==========          ========       ==========

Asset and Liability Management
------------------------------

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At March 31, 2002 and December 31, 2001, the general level of interest rates represented a unique economic environment in which several of Sovereign's declining interest rate simulation scenarios would not apply. At March 31, 2002, if interest rates dropped in parallel 100 basis points or rose in parallel 200 basis points, Sovereign estimates the loss to net interest income to remain under 2.4%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of March 31, 2002, the one year cumulative gap was 8.87%, compared to 9% at December 31, 2001 indicating Sovereign is within policy and could benefit from rising rates.

     Finally, Sovereign will calculate the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the company. Management will calculate what it calls Net Portfolio Value (NPV) which is the market value of assets minus

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the market value of liabilities. As of March 31, 2002, the NPV as a percentage of the present value of assets was 10.56% as compared to 11.68% at December 31, 2001. Management will also review the sensitivity of NPV to changes in interest rates. Management attempts to keep the NPV Ratio relatively constant across various interest rate scenarios. As of March 31, 2002, a 200 basis point rise in interest rates would increase the NPV ratio by 1.65% as compared to 1.18% at December 31, 2001 and a 100 basis point decline in interest rates would decrease the NPV ratio by .82% as compared to .45% at December 31, 2001.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At March 31, 2002, Sovereign's principal hedging transactions were to convert liabilities from floating rate to fixed rate for interest rate risk management purposes.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Incorporated by reference from Part I, Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Asset and Liability Management" hereof.

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


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SOVEREIGN BANCORP, INC.
                                       -----------------------------------------
                                                   (Registrant)





Date    May 10, 2002                   /s/Jay S. Sidhu
     ------------------------          -----------------------------------------
                                               Jay S. Sidhu, Chairman,
                                        Chief Executive Officer and President
                                                (Authorized Officer)




Date    May 10, 2002                   /s/George S. Rapp
     ------------------------          -----------------------------------------
                                                  George S. Rapp
                                              Chief Accounting Officer

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES


EXHIBITS INDEX


     (3.1) Articles of Incorporation, as amended and restated, of Sovereign
           Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign's Registration Statement No. 333-86961-01 on Form S-3)

     (3.2) By-Laws of Sovereign Bancorp, Inc.