Form 10-Q
period 2002-06-30
SOVEREIGN BANCORP INC
filed 2002-08-14
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934 for the quarter ended June 30, 2002
                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 for the transition period from _______________ to_________________.

Commission File Number: 34-16533

                                SOVEREIGN BANCORP, INC.
              -----------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X   .   No ______.
                                        -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at August 9, 2002
-------------------------------                 ------------------------------
Common Stock (no par value)                                 260,942,008 shares

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

     o    growth in earnings, operating earnings and cash earnings per share;

     o    return on equity;

     o    return on assets;

     o    efficiency ratio;

     o    Tier 1 leverage ratio;

     o    annualized net charge-offs and other asset quality measures;

     o    fee income as a percentage of total revenue;

     o    ratio of tangible equity to assets;

     o    book value and tangible book value per share; and

     o loan and deposit portfolio compositions, employee retention, customer retention, asset quality and reserve adequacy.

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

                                      INDEX

                                                                             Page
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

        Consolidated Balance Sheets at June 30, 2002
        and December 31, 2001                                                  6

        Consolidated Statements of Operations for the three-month and
        six-month periods ended June 30, 2002 and 2001                         7

        Consolidated Statement of Stockholders' Equity for
        the six-month period ended June 30, 2002                               9

        Consolidated Statements of Cash Flows for the six-month
        periods ended June 30, 2002 and 2001                                  10

        Notes to Consolidated Financial Statements                          11 - 21

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                22 - 42

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                    42

PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders            43

     Item 6.   Exhibits and Reports on Form 8-K                               43

SIGNATURES                                                                    44

EXHIBITS INDEX                                                                45

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
                                                                      2002                 2001
                                                                --------------        --------------
                                                                  (Unaudited)
                                                                         (in thousands, except
                                                                             per share data)
ASSETS
  Cash and amounts due from
    depository institutions                                     $    953,258          $    887,964
  Interest-earning deposits                                          108,317                19,315
  Investment securities:
    Available-for-sale                                            10,735,785             9,581,679
    Held-to-maturity
    (fair value approximates $773,456 and $883,208
    at June 30, 2002 and December 31, 2001,
    respectively)                                                    761,480               883,437
  Loans (including loans held for sale
    at approximate fair value of
    $140,156 and $308,950 at June 30, 2002
    and December 31, 2001, respectively)                          21,937,613            20,399,584
  Allowance for loan losses                                         (287,741)             (264,667)
  Premises and equipment                                             276,660               251,587
  Accrued interest receivable                                        195,982               183,913
  Goodwill                                                         1,025,292               954,688
  Core deposit intangible                                            382,889               389,216
  Bank owned life insurance                                          722,806               706,175
  Other assets                                                     1,425,442             1,481,947
                                                                ------------          ------------

      TOTAL ASSETS                                              $ 38,237,783          $ 35,474,838
                                                                ============          ============

LIABILITIES
  Deposits and other customer accounts                          $ 25,602,935          $ 23,297,574
  Borrowings                                                       2,732,032             2,678,764
  Long-term debt                                                   6,275,186             6,261,006
  Advance payments by borrowers
    for taxes and insurance                                           26,166                20,943
  Other liabilities                                                  454,853               409,542
                                                                ------------          ------------

      TOTAL LIABILITIES                                           35,091,172            32,667,829
                                                                ------------          ------------

Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding junior subordinated debentures of
    Sovereign ("Trust Preferred Securities")                         405,679               404,136
Minority interests-preferred securities of subsidiaries              200,340               200,392

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 265,116,473 shares issued at
    June 30, 2002 and 252,386,163 shares
    issued at December 31, 2001                                    1,573,942             1,416,267
Warrants                                                              91,500                91,500
Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    3,626,414 shares at June 30, 2002
    and 4,247,873 shares at December 31, 2001                        (23,177)              (30,945)
Treasury stock at cost; 232,262 shares at
    June 30, 2002 and 108,792 shares at
    December 31, 2001                                                 (2,215)                 (515)
Restricted stock at cost; 379,834 shares at June 30,
    2002 and 559,791 shares at December 31, 2001                      (4,256)               (6,272)
Accumulated other comprehensive loss                                  (7,299)              (33,135)
Retained earnings                                                    912,097               765,581
                                                                ------------          ------------

      TOTAL STOCKHOLDERS' EQUITY                                   2,540,592             2,202,481
                                                                ------------          ------------

      TOTAL LIABILITIES, MINORITY INTERESTS
        AND STOCKHOLDERS' EQUITY                                $ 38,237,783          $ 35,474,838
                                                                ============          ============

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three-Month Period         Six-Month Period
                                                          Ended June 30,            Ended June 30,
                                                    -----------------------   -----------------------
                                                        2002         2001         2002         2001
                                                    ----------   ----------   ----------   ----------
                                                                   (in thousands, except
                                                                       per share data)

INTEREST INCOME:
  Interest-earning deposits                         $      978   $      340   $    2,918   $      854
  Investment securities:
    Available-for-sale                                 158,638      120,432      299,336      227,199
    Held-to-maturity                                    12,351       18,052       25,884       37,449
  Interest and fees on loans                           353,809      418,783      692,465      871,951
                                                    ----------   ----------   ----------   ----------

      TOTAL INTEREST INCOME                            525,776      557,607    1,020,603   $1,137,453
                                                    ----------   ----------   ----------   ----------

INTEREST EXPENSE:
  Interest on deposits
    and other customer accounts                        116,295      192,981      227,305      414,095
  Interest on borrowings and
    other debt                                         112,476      106,303      224,364      217,555
                                                    ----------   ----------   ----------   ----------

      TOTAL INTEREST EXPENSE                           228,771      299,284      451,669      631,650
                                                    ----------   ----------   ----------   ----------

NET INTEREST INCOME                                    297,005      258,323      568,934      505,803
Provision for loan losses                               28,000       23,100       72,500       43,100
                                                    ----------   ----------   ----------   ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                          269,005      235,223      496,434      462,703
                                                    ----------   ----------   ----------   ----------

NON-INTEREST INCOME:
  Consumer banking fees                                 44,243       39,480       82,806       78,912
  Commercial banking fees                               23,554       17,762       46,305       36,027
  Mortgage banking revenues                              6,609       14,757       16,075       36,071
  Capital markets revenue                                1,808        2,427        5,145        5,896
  Bank owned life insurance                             10,644        9,922       20,933       19,667
  Miscellaneous income                                   5,588       31,433        8,152       37,158
                                                    ----------   ----------   ----------   ----------

      TOTAL FEES AND OTHER INCOME                       92,446      115,781      179,416      213,731
                                                    ----------   ----------   ----------   ----------

Gain on investment securities and
  related derivatives transactions                       3,841        5,752       24,407       13,096
                                                    ----------   ----------   ----------   ----------
      TOTAL NON-INTEREST INCOME                         96,287      121,533      203,823      226,827
                                                    ----------   ----------   ----------   ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and benefits                             89,476       81,087      173,408      158,717
  Occupancy and equipment expenses                      49,984       51,656      100,271      105,621
  Technology expense                                    17,715       18,769       34,355       34,788
  Outside services                                      12,631       14,854       24,083       28,553
  Other administrative expenses                         33,105       33,614       62,754       61,787
                                                    ----------   ----------   ----------   ----------

      TOTAL GENERAL AND ADMINISTRATIVE EXPENSES        202,911      199,980      394,871      389,466
                                                    ----------   ----------   ----------   ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                     Three-Month Period                Six-Month Period
                                                       Ended June 30,                  Ended June 30,
                                                   -----------------------         -----------------------
                                                     2002           2001             2002            2001
                                                   --------      ---------         --------       --------
                                                          (in thousands, except
                                                             per share data)

OTHER EXPENSES:
  Amortization of intangibles,
    including goodwill in 2001                     $ 20,457       $ 32,788         $ 40,691       $ 68,864
  Trust Preferred Securities and
    other minority interest expense                  15,906         14,590           31,464         29,074
  Merger-related and integration charges                  -              -           15,871              -
  Non-solicitation expense                                -         72,216                -        144,432
  Restructuring expense                                   -              -                -          8,500
                                                   --------      ---------         --------       --------

    TOTAL OTHER EXPENSES                             36,363        119,594           88,026        250,870
                                                   --------      ---------         --------       --------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                            126,018         37,182          217,360         49,194

Income tax provision                                 33,635          7,000           58,035          7,900
                                                   --------      ---------         --------       --------
Income before extraordinary item                     92,383         30,182          159,325         41,294
Extraordinary item - Early debt extinguishment
  (net of tax of $3,526 - 2001)                           -              -                -         (6,549)
                                                   --------      ---------         --------       --------

NET INCOME                                         $ 92,383       $ 30,182         $159,325       $ 34,745
                                                   ========       ========         ========       ========
EARNINGS PER SHARE:

Basic
Income before extraordinary item                   $    .35       $    .12         $    .62       $    .17
Extraordinary item                                        -              -                -           (.03)
                                                   --------      ---------         --------       --------

NET INCOME                                         $    .35       $    .12         $    .62       $    .14
                                                   ========       ========         ========       ========

Diluted
Income before extraordinary item                   $    .33       $    .12         $    .58       $    .17
Extraordinary item                                        -              -                -           (.03)
                                                   --------      ---------         --------       --------

NET INCOME                                         $    .33       $    .12         $    .58       $    .14
                                                   ========       ========         ========       ========

DIVIDENDS DECLARED PER COMMON SHARE                $   .025       $   .025         $   .050       $   .050

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                 Common
                                                 Shares       Common                  Retained   Treasury    Restricted
                                              Outstanding     Stock       Warrants    Earnings     Stock       Stock
                                              -----------     -----       --------    --------     -----       -----
Balance, December 31, 2001                      247,470    $ 1,416,267   $  91,500   $ 765,581   $   (515)   $ (6,272)
Comprehensive income:
Net income                                            -              -           -     159,325          -           -
Change in unrecognized gain/
  (loss) net of tax:
    Investments available-for-sale                    -              -           -           -          -           -
    Derivative financial instruments                  -              -           -           -          -           -
Total comprehensive income                            -              -           -           -          -           -

Acquisition of Main Street Bancorp               11,367        148,578           -           -     (3,116)          -
Contingent purchase payout --
  Network Leasing                                   166              8           -           -      1,993           -
Exercise of stock options                           944          6,368           -           -          -           -
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                               160          2,027           -           -          -           -
Dividends paid on common stock                        -              -           -     (12,809)         -           -
Treasury stock purchases                            (64)             -           -           -       (815)          -
Treasury stock sold                                  34            130           -           -        309           -
Vesting and allocation of shares
  for restricted stock plan                         180              -           -           -        (71)      2,016
Termination of Employee Stock
  Ownership Plan                                    621            564           -           -          -           -
                                                -------    -----------   ---------   ---------   --------    --------

       Balance, June 30, 2002                   260,878    $ 1,573,942   $  91,500   $ 912,097   $ (2,215)   $ (4,256)
                                                =======    ===========   =========   =========   ========    ========

                                                            Accumulated        Total
                                             Unallocated       Other           Stock-
                                             Common Stock   Comprehensive      Holders'
                                             Held by ESOP   Income/(Loss)      Equity
                                             ------------   -------------      ------
Balance, December 31, 2001                    $ (30,945)     $ (33,135)     $ 2,202,481
Comprehensive income:
Net income                                            -              -          159,325
Change in unrecognized gain/
  (loss) net of tax:
    Investments available-for-sale                    -         70,707           70,707
    Derivative financial instruments                  -        (44,871)         (44,871)
Total comprehensive income                            -              -          185,161

Acquisition of Main Street Bancorp                    -              -          145,462
Contingent purchase payout --
  Network Leasing                                     -              -            2,001
Exercise of stock options                             -              -            6,368
Sale of stock under Dividend
  Reinvestment Plan and Employee
  Stock Purchase Plan                                 -              -            2,027
Dividends paid on common stock                        -              -          (12,809)
Treasury stock purchases                              -              -             (815)
Treasury stock sold                                   -              -              439
Vesting and allocation of shares
  for restricted stock plan                           -              -            1,945
Termination of Employee Stock
  Ownership Plan                                  7,768              -            8,332
                                              ---------      ---------      -----------

       Balance, June 30, 2002                 $ (23,177)     $  (7,299)     $ 2,540,592
                                              =========      =========      ===========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                      Six-month Period
                                                                       Ended June 30,
                                                                 --------------------------
                                                                     2002           2001
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                   (in thousands)
  Net income                                                     $   159,325    $    34,745
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Provision for loan losses                                       72,500         43,100
      Deferred taxes                                                  26,652        (38,327)
      Depreciation and amortization                                   63,624         64,587
      Net amortization/(accretion) of investment
        securities and loan premiums                                  10,660          9,456
      (Gain)/loss on sale of investment
        securities and related derivatives                           (24,407)       (13,342)
      (Gain)/loss on real estate owned                                   124            123
      (Gain)/loss on sale of fixed assets                               (190)          (688)
      Loss on the retirement of Bancorp debt                               -         10,075
      Restricted stock compensation expense                            2,016              -
  Net change in:
      Loans held for sale                                            168,794        199,831
      Accrued interest receivable                                     (7,014)        28,857
      Other assets and bank owned life insurance                    (180,521)      (107,194)
      Other liabilities                                               16,358        (77,999)
                                                                 -----------    -----------
  Net cash provided(used) by operating activities                    307,921        153,224
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
      Available-for-sale                                           3,423,601      2,704,924
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                           1,150,066        673,523
      Held-to-maturity                                               133,447        139,315
  Purchases of investment securities:
      Available-for-sale                                          (5,326,116)    (4,793,933)
      Held-to-maturity                                                     -         (1,224)
  Proceeds from sales of loans                                     1,249,438      1,953,368
  Purchase of loans                                                 (938,872)    (1,480,113)
  Net change in loans other than purchases and sales              (1,085,964)      (340,778)
  Proceeds from sales of premises and equipment                        1,476         20,793
  Purchases of premises and equipment                                (16,531)        (7,497)
  Proceeds from sale of real estate owned                             12,164          3,069
  Net cash (paid)received due to acquisitions                        207,704              -
                                                                 -----------    -----------
  Net cash provided(used) by investing activities                 (1,189,587)    (1,128,553)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease)/increase in deposits
      and other customer accounts                                  1,045,783     (1,157,955)
  Net increase/(decrease) in borrowings                               53,268      1,562,621
  Net increase/(decrease) in long-term debt                          (72,784)       513,674
  Proceeds from senior secured credit facility
      and senior and subordinated notes                               20,000        525,000
  Repayments of senior secured credit facility
      and senior and subordinated notes                              (20,000)      (590,000)
  Net increase in advance payments by
    borrowers for taxes and insurance                                  5,223            195
  Cash dividends paid to stockholders                                (12,809)       (12,200)
  Proceeds from issuance of common stock                               8,533        152,460
  Termination of ESOP                                                  8,332              -
  Net change in treasury and restricted stock                            416         (3,112)
                                                                 -----------    -----------
  Net cash provided(used) by financing activities                  1,035,962        990,683
                                                                 -----------    -----------

  Net change in cash and cash equivalents                            154,296         15,354
  Cash and cash equivalents at beginning of period                   907,279        959,643
                                                                 -----------    -----------
  Cash and cash equivalents at end of period                     $ 1,061,575    $   974,997
                                                                 ===========    ===========

Supplemental Disclosures:
Income tax payments totaled $87 million for the six-month period ended June 30, 2002 and $10 million for the same period in 2001. Interest payments totaled $438 million for the six-month period ended June 30, 2002 and $632 million for the same period in 2001. See Note 12 - Purchase of Main Street Bancorp, Inc., in a later section of these financial statements for the fair value of non-cash assets and liabilities acquired in 2002.

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

     These financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include certain information or footnotes necessary for the presentation of financial condition, results of operations, stockholders' equity, and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of management, the consolidated financial statements reflect all adjustments necessary for a fair presentation of the results for the unaudited periods.

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

     The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year. These consolidated financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2001.

     Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") was adopted effective January 1, 2002. Amortization of goodwill was discontinued upon adoption in accordance with SFAS No. 142 as discussed in a later section of these footnotes.

     On July 19, 2002, Sovereign announced its intention to adopt the expense recognition provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" beginning in the third quarter as discussed in a later section of these footnotes.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(2)  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing income before and after extraordinary item by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and warrants is calculated using the treasury stock method for purposes of calculating weighted average dilutive shares used to determine diluted earnings per share.

     The following table presents the computation of earnings per share for the periods indicated (in thousands, except per share data).

                                             Three-Month Period            Six-Month Period
                                                Ended June 30,               Ended June 30,
                                          ----------------------        ----------------------
                                            2002          2001            2002          2001
                                          --------      --------        --------     ---------

CALCULATION OF INCOME FOR EPS:
-----------------------------
Income before extraordinary
  item for basic EPS                      $ 92,383      $ 30,182        $159,325      $ 41,294
Extraordinary item, after tax                    -             -               -        (6,549)
                                          --------      --------        --------      --------
Net income for basic and diluted EPS      $ 92,383      $ 30,182        $159,325      $ 34,745
                                          ========      ========        ========      ========

WEIGHTED AVERAGE SHARES FOR EPS:
-------------------------------
Weighted average basic shares              260,513       246,684         255,694       242,314
Dilutive effect of average stock
  options and warrants                      21,710        15,513          20,576         8,477
                                          --------      --------        --------      --------
Weighted average diluted shares            282,223       262,197         276,270       250,791
                                          ========      ========        ========      ========

EARNINGS PER SHARE:
------------------
Basic
  Income before extraordinary item        $    .35      $    .12        $    .62      $    .17
  Extraordinary item                             -             -               -          (.03)
                                          --------      --------        --------      --------
  Net income                              $    .35      $    .12        $    .62      $    .14
                                          ========      ========        ========      ========
Diluted
  Income before extraordinary item        $    .33      $    .12        $    .58      $    .17
  Extraordinary item                             -             -               -          (.03)
                                          --------      --------        --------      --------
  Net income                              $    .33      $    .12        $    .58      $    .14
                                          ========      ========        ========      ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated: (dollars in thousands)

                                                        June 30, 2002
                                  -----------------------------------------------------------
                                    Amortized       Unrealized        Unrealized       Fair
                                      Cost         Appreciation      Depreciation      Value
                                  -----------      ------------      ------------      -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $    32,304        $    400          $    56    $    32,648
  Corporate debt and
    asset-backed securities           912,289           9,389            4,057        917,621
  Equities (1)                      1,051,790           2,519              123      1,054,186
  State and municipal
    securities                         27,876           2,485                -         30,361

Mortgage-backed securities:
  U.S. government agencies          5,887,147          78,279            4,061      5,961,365
  Non-agencies                      2,701,668          39,608            1,672      2,739,604
                                  -----------        --------          -------    -----------

Total investment securities
  available-for-sale              $10,613,074        $132,680          $ 9,969    $10,735,785
                                  ===========        ========          =======    ===========

                                                      December 31, 2001
                                  -----------------------------------------------------------
                                    Amortized       Unrealized        Unrealized       Fair
                                      Cost         Appreciation      Depreciation      Value
                                  -----------      ------------      ------------      -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                    $   23,109         $    93           $    23    $   23,179
  Corporate debt and
    asset-backed securities          322,813           5,357            14,310       313,860
  Equities (1)                       790,391           2,631               160       792,862
  State and municipal
    securities                        22,452           1,942                 2        24,392

Mortgage-backed securities:
  U.S. government agencies         6,625,498          34,371            33,828     6,626,041
  Non-agencies                     1,783,485          23,062             5,202     1,801,345
                                  ----------         -------           -------    ----------

Total investment securities
  available-for-sale              $9,567,748         $67,456           $53,525    $9,581,679
                                  ==========         =======           =======    ==========

(1) Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated: (dollars in thousands)

                                                        June 30, 2002
                                  -----------------------------------------------------------
                                    Amortized       Unrealized        Unrealized       Fair
                                      Cost         Appreciation      Depreciation      Value
                                  -----------      ------------      ------------      -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $  1,705         $     60          $     -       $  1,765
  State and municipal
    securities                         1,723               36                4          1,755

Mortgage-backed securities:
  U.S. government agencies           753,457           16,132            4,225        765,364
  Non-agencies                         4,595               39               62          4,572
                                    --------         --------          -------       --------

Total investment securities
  held-to-maturity                  $761,480         $ 16,267          $ 4,291       $773,456
                                    ========         ========          =======       ========


                                                      December 31, 2001
                                  -----------------------------------------------------------
                                    Amortized       Unrealized        Unrealized       Fair
                                      Cost         Appreciation      Depreciation      Value
                                  -----------      ------------      ------------      -----

Investment Securities:
  U.S. Treasury and
    government agency
    securities                      $  1,905         $     55          $      -      $  1,960
  State and municipal
    securities                         4,128               35                 2         4,161

Mortgage-backed securities:
  U.S. government agencies           872,154            9,851            10,144       871,861
  Non-agencies                         5,250               47                71         5,226
                                    --------         --------          --------      --------

Total investment securities
  held-to-maturity                  $883,437         $  9,988          $ 10,217      $883,208
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


                                             June 30, 2002               December 31, 2001
                                        -----------------------      ------------------------

                                          Amount        Percent        Amount        Percent
Commercial real estate loans            $ 3,784,692       17.3%      $ 3,082,330       15.1%
Commercial and industrial loans           4,758,043       21.7         4,506,198       22.1
Other                                     1,084,302        4.9           975,075        4.8
                                        -----------     ------       -----------     ------

Total Commercial Loans                    9,627,037       43.9         8,563,603       42.0
                                        -----------     ------       -----------     ------

Home equity loans                         4,589,785       20.9         3,756,621       18.4
Auto loans                                3,076,608       14.0         2,880,449       14.1
Other                                       196,951         .9           193,692         .9
                                        -----------     ------       -----------     ------

Total Consumer Loans                      7,863,344       35.8         6,830,762       33.4
                                        -----------     ------       -----------     ------

Residential Real Estate Loans             4,447,232       20.3         5,005,219       24.6
                                        -----------     ------       -----------     ------

       Total Loans (1) (2)              $21,937,613      100.0%      $20,399,584      100.0%
                                        ===========     ======       ===========     ======

Total Loans with:
  Fixed rate                            $12,713,081       58.0%      $12,875,742       63.1%
  Variable rate                           9,224,532       42.0         7,523,842       36.9
                                        -----------     ------       -----------     ------
       Total Loans (1)                  $21,937,613      100.0%      $20,399,584      100.0%
                                        ===========     ======       ===========     ======

(1) Loan totals are net of deferred loan fees of $39 million for June 30, 2002 and $41 million for December 31, 2001.

(2) Loan totals are net of unamortized premium/(discount) of $6 million and $(9) million for June 30, 2002 and December 31, 2001, respectively.

     Loans to related parties include loans made to certain officers, directors and their affiliated interests. At June 30, 2002 and December 31, 2001, loans to related parties totaled $31.8 million and $20.1 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated: (dollars in thousands)

                                        June 30, 2002                       December 31, 2001
                               -------------------------------       ---------------------------------
                                                     Weighted                              Weighted
                                                      Average                               Average
Account Type                   Amount        Percent   Rate          Amount        Percent    Rate
------------                   ------        -------  --------       ------        -------  ---------

Demand deposit accounts        $ 4,174,254     16%         -%        $ 3,910,171      17%       - %
NOW accounts                     4,972,711     19       1.24           4,162,169      18      0.87
Savings accounts                 3,104,766     12       1.38           2,985,464      13      1.44
Money market accounts            5,774,899     23       1.99           4,992,163      21      1.73
Retail certificates              7,203,542     28       3.59           6,985,397      30      4.14
Jumbo certificates                 372,763      2       2.98             262,210       1      3.04
                               -----------   ----                    -----------     ---

Total Deposits                 $25,602,935   100%       1.91%        $23,297,574     100%     1.99%
                               ===========   ====       =====        ===========     ===     =====

(7)  BORROWINGS

     The following table presents information regarding borrowings with original maturities of up to one year at the dates indicated: (dollars in thousands)

                                                June 30, 2002               December 31, 2001
                                            ----------------------      ------------------------
                                                        Weighted                     Weighted
                                                         Average                      Average
                                               Balance     Rate            Balance      Rate
                                               -------     ----            -------      ----
Federal funds purchased                     $        -        -%        $  452,002      1.75%
Securities sold under
  repurchase agreements                        273,032     1.84            297,741      1.45
FHLB advances                                2,459,000     2.15          1,929,021      3.08
                                            ----------                  ----------
Total Borrowings                            $2,732,032     2.12%        $2,678,764      2.67%
                                            ==========     ====         ==========      ====

(8)  LONG-TERM DEBT

     Long-term debt with original maturities greater than one year consisted of the following: (dollars in thousands)

                                          June 30, 2002            December 31, 2001
                                      --------------------      -----------------------
                                                  Weighted                    Weighted
                                                   Average                    Average
                                       Balance       Rate        Balance        Rate
                                       -------       ----        -------        ----
Securities sold under
  repurchase agreements               $  155,000      4.71%     $  155,000      4.71%
FHLB advances                          4,142,759      5.27       4,105,929      5.28
Senior secured credit facility           225,000      4.53         225,000      5.72
Asset-backed floating rate notes         821,000      2.22         821,000      2.51
Senior and subordinated notes            931,427      9.90         954,077      9.92
                                      ----------                ----------
                                      $6,275,186      5.52%     $6,261,006      5.63%
                                      ==========     =====      ==========      ====

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

(9)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income/(loss), net of related tax, for the periods indicated: (dollars in thousands)

                                                Three-month Period         Six-Month Period
                                                   Ended June 30,            Ended June 30,
                                              ----------------------    ----------------------
                                                 2002         2001         2002         2001
                                              ---------    ---------    ---------    ---------
Net income                                    $  92,383    $  30,182    $ 159,325    $  34,745
Cumulative change in accounting principle:
  Fair value of derivative instruments and
    hedged items                                      -            -            -       (6,736)
  Reclassification of held-to-maturity
    securities to available-for-sale                  -            -            -       (3,215)
Net unrealized gain/(loss):
  Derivative instruments                        (58,602)       2,807      (44,871)       2,888
  Investment securities available-for-sale      104,993      (29,370)      86,561       (1,649)
Less reclassification adjustment:
  Derivative instruments                              -            -            -           35
  Investments available-for-sale                  2,494        3,584       15,854        8,545
                                              ---------    ---------    ---------    ---------
Net unrealized gain recognized
  in other comprehensive income                  43,897      (30,147)      25,836      (17,292)
                                              ---------    ---------    ---------    ---------
Comprehensive income                          $ 136,280    $      35    $ 185,161    $  17,453
                                              =========    =========    =========    =========

     Accumulated other comprehensive loss, net of related tax, consisted of net unrealized gains on securities of $79.8 million and net unrealized losses on derivatives of $87.1 million at June 30, 2002 and net unrealized losses on securities of $48.7 million and net unrealized losses on derivatives of $7.1 million at June 30, 2001.

(10) DERIVATIVES

     Sovereign uses derivative instruments as part of its interest rate risk management process, to manage risk associated with its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies.

     Sovereign's primary market risk is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities and on probable future cash outflows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indexes. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivative instruments to be carried at fair value on the balance sheet. The Company designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

     Fair Value Hedges. Sovereign used receive-fixed interest rate swaps to hedge changes in fair values of certain brokered CDs and senior notes. In May 2002, Sovereign implemented $400 million of pay-fixed interest rate swaps in accordance with its interest rate risk management strategies. All of Sovereign's interest rate swaps accounted for as fair value hedges outstanding as of June 30, 2002 satisfied the criteria in SFAS No. 133 to use the "short-cut" method of accounting for changes in fair value. The short-cut method allows the Company to assume that there is no ineffectiveness in the hedging relationship and that changes in the fair value of the derivative perfectly offset changes in the fair value of the hedged asset or liability, resulting in no volatility in earnings. These hedges effectively converted fixed rate brokered CDs to 1 month LIBOR floating rate CDs.

     Cash Flow Hedges. Sovereign hedges cash flow variability related to variable-rate liabilities, specifically FHLB advances, through the use of pay-fixed interest rate swaps. All of Sovereign's interest rate swaps accounted for as cash flow hedges outstanding as of June 30, 2002, satisfied the criteria in SFAS No. 133 to use the short-cut method of accounting for changes in fair value. These hedges effectively converted 3 month borrowings to longer term fixed rate borrowings.

     Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to current-period earnings are included in the line item in which the hedged cash flows are recorded. During the six months ended June 30, 2002, the Company terminated $1.4 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $1.4 billion of FHLB advances resulting in a loss of $26.5 million (after-tax). Because the future cash flows are still probable of occurring, the loss has been deferred in accumulated other comprehensive income and will be reclassified into earnings as the future cash flows occur.

     Other Derivative Activities. Sovereign's derivative activities also include derivative instruments not included in SFAS No. 133 hedge relationships such as interest rate swaps, interest rate futures, forward sales, foreign exchange futures, and fixed income options in accordance with Sovereign's investment policy. This policy is periodically reviewed and updated by management and is approved by Sovereign Bank's Board of Directors. Those derivatives are used by Sovereign for risk management purposes and to facilitate the risk management strategies of its customers.

     Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $2.9 million for the six-months ended June 30, 2002.

(11) GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS No. 142") and discontinued amortizing goodwill effective January 1, 2002. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. No impairment charges were required to be recorded through June 30, 2002 as a result of adoption of this statement. If an impairment loss is determined in the future, the loss will be reflected in expense in the statement of operations in the period in which impairment is determined. The Company has costs in excess of net assets acquired (goodwill), which are deemed to be an indefinite life intangible asset, and core deposit intangibles, which are deemed to have a definite life and continue to be amortized.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

            Calendar                            Remaining
             Year             Recorded            Amount
Year        Amount            To Date           To Record
----        ------            -------           ---------
2002        $80,274           $40,691             $39,583
2003         73,835                 -              73,835
2004         66,856                 -              66,856
2005         57,945                 -              57,945
2006         51,047                 -              51,047

     The following table reflects the components of intangible assets (in thousands):

                                        Gross Carrying                           Accumulated
                                            Amount                               Amortization
                                -------------------------------          ----------------------------
                                 June 30,          December 31,           June 30,       December 31,
                                   2002              2001                   2002             2001
                                   ----              ----                   ----             ----
Non-amortized intangible
 assets:
  Goodwill                       $1,156,945        $1,086,341             $131,653         $131,653
Amortized intangible assets:
  Core Deposit Intangibles          642,543           608,179              259,654          218,963


     The following table reflects the pro forma results of operations as if SFAS No. 142 had been adopted as of January 1, 2001 (in thousands, except per share data):

                                                 Three-months ended         Six-months ended
                                                      June 30,                  June 30,
                                              -----------------------   ------------------------
                                                 2002         2001         2002          2001
                                              ----------   ----------   -----------   ----------
Reported income before
   extraordinary item                         $   92,383   $   30,182   $   159,325   $   41,294
Add back goodwill amortization,
   net of tax                                          -        7,381             -       14,251
                                              ----------   ----------   -----------   ----------
Proforma income before
   extraordinary item                         $   92,383   $   37,563   $   159,325   $   55,545
                                              ==========   ==========   ===========   ==========
Proforma net income                           $   92,383   $   37,563   $   159,325   $   48,996
                                              ==========   ==========   ===========   ==========
Reported diluted EPS before
  extraordinary item                          $      .33   $      .12   $       .58   $      .17
Add back goodwill amortization,
  net of tax                                           -          .03             -          .06
                                              ----------   ----------   -----------   ----------
Proforma diluted EPS before
  extraordinary item                          $      .33   $      .15   $       .58   $      .23
                                              ==========   ==========   ===========   ==========
Proforma diluted EPS                          $      .33   $      .15   $       .58   $      .20
                                              ==========   ==========   ===========   ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(12) PURCHASE OF MAIN STREET BANCORP, INC. ("MAIN STREET")

     On March 8, 2002 Sovereign completed the purchase of Main Street, a commercial bank holding company headquartered in Reading, Pennsylvania, and the results of its operations are included subsequent to the purchase date. Collectively, Main Street shareholders elected to receive approximately 85% of the purchase price in Sovereign common stock and 15% in cash. Sovereign issued
11.4 million shares of common stock, net of treasury shares, valued at $145.5 million and made cash payments of $31.5 million to acquire and convert all outstanding Main Street shares and associated fees. The value of the common stock was determined based on the average price of Sovereign's shares over the ten day period preceding closing as provided in the purchase agreement. The acquisition enhanced Sovereign's market share throughout its existing service area in eastern Pennsylvania. Sovereign's purchase price allocation is as follows:

     Assets and Liabilities Acquired at fair value from Main Street as of March 8, 2002 (dollars in millions):

Assets                                                    Liabilities
------                                                    -----------
Investments                            $   305.9          Deposits:
Loans:                                                       Core                               $  700.6
   Commercial                              527.0             Time                                  554.6
                                                                                                --------
   Consumer                                152.7                Total deposits                   1,255.2
   Residential                             165.6          Borrowings and long-term debt             86.9
                                       ---------
     Total loans                           845.3          Other liabilities                         23.7
Less allowance for loan losses             (14.9)         Trust preferred securities                10.0
                                       ---------                                                --------
     Total loans, net                      830.4
Federal funds and cash                     239.3          Total liabilities                     $1,375.8
Premises and equipment, net                 26.0                                                ========
Other real estate owned                      0.8
Prepaid expenses and other assets           14.9
Core deposit intangible                     34.4
Goodwill                                    69.6
                                        --------
     Total assets                       $1,521.3
                                        ========

     In connection with the Main Street acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2002 and the six-month period ended June 30, 2002 for an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform Main Street's allowance for loan losses to Sovereign's reserve policies and for merger related expenses of $15.9 million pre-tax ($10.3 million net of tax).

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
                                         -------
                                         $15,871
                                         =======

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(13) SUBSEQUENT EVENT

     On July 19, 2002, Sovereign announced its intention to adopt the expense recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock Based Compensation" for stock based employee compensation awards during the third quarter ending September 30, 2002. Management made this election since it now believes, in light of recent events, it is the preferable method of accounting in this area. Sovereign will estimate the fair value of our option grants and expense this value over the vesting periods as required in SFAS No. 123. The recognition transition provisions of SFAS No. 123 require that it be applied to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, reported quarterly results in the year of adoption must be restated. The Company is in the process of finalizing its calculations of the effect of this change in accounting principle. Based on the analysis to date, the Company expects that the effect will be to lower reported net income for the six-month period ended June 30, 2002 between $4 and $5 million. Additionally, third and fourth quarter net income are each expected to be reduced by approximately $2.5 million. Based on our recent stock option grant history, we do not expect the issuance of grants in the third and fourth quarter to have a material impact to results reported in the last two quarters of 2002.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

General
-------

     Net income, including special charges discussed below, was $159.3 million, or $.58 per share, for the six-month period ended June 30, 2002, as compared to $34.7 million, or $.14 per share, for the same period in 2001. Cash earnings, as defined below, for the six-month period ended June 30, 2002 increased 8% to $202.0 million, or $.73 per share, up from $187.6 million, or $.75 per share, for the same period in 2001. Operating earnings for 2002 increased 23% to $173.5 million, or $.63 per share, as compared to $140.7 million, or $.56 per share, for 2001.

     Operating earnings exclude certain special charges for 2002 and 2001. Special charges for the six months ended June 30, 2002 and 2001 were $14.2 million and $106.0 million, respectively, after tax, and are outlined in the Reconciliation of Net Income to Operating and Cash Earnings table on the following page. Cash Earnings are operating earnings excluding amortization (after-tax) of intangible assets and ESOP-related expense.

     Cash return on average equity and cash return on average total assets, excluding special charges discussed above, were 17.11% and 1.12% for the six-month period ended June 30, 2002 compared to 18.25% and 1.13% for the same period in 2001.

     Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with SFAS No. 142 (see Note 11 in Notes to Consolidated Financial Statements). Had SFAS No. 142 been applied as of January 1, 2001, net income and operating earnings would have increased by $7.4 million and $14.3 million for the three-months ended and the six-months ended June 30, 2001, respectively.

Critical Accounting Policies
----------------------------

     Our significant accounting policies are described in Note 1 to the December 31, 2001 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management's Discussion and Analysis and the December 31, 2001 Management's Discussion and Analysis filed on Form 10-K.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Reconciliation of Net Income to Operating and Cash Earnings
           -----------------------------------------------------------
       (In thousands, except per share data - all amounts are after tax)

                                            Three-month Period                              Six-Month Period
                                              Ended June 30,                                 Ended June 30,
                                    ---------------------------------------       -------------------------------------
                                             Total              Per Share                Total             Per Share
                                    ---------------------------------------       -------------------------------------
                                       2002       2001         2002    2001         2002        2001      2002     2001
                                       ----       ----         ----    ----         ----        ----      ----     ----
Net income as reported              $ 92,383     $30,182        $.33   $.12       $159,325    $ 34,745    $.58     $.14
Loss on the early extinguish-
  ment of debt                             -           -           -      -              -       6,549       -      .03
Main Street Bancorp acquisition:
  Merger-related and
    integration costs                      -           -           -      -         10,316           -     .04        -
  Provision for loan losses                -           -           -      -          3,900           -     .01        -
Restructuring expense                      -           -           -      -              -       5,525       -      .02

Non-solicitation expense                   -      46,940           -    .17              -      93,881       -      .37
                                    --------     -------        ----   ----       --------    --------    ----     ----
Operating earnings                  $ 92,383     $77,122        $.33   $.29       $173,541    $140,700    $.63     $.56
                                    ========     =======        ====   ====       ========    ========    ====     ====

  Amortization of intangibles       $ 13,839     $21,962        $.05   $.09       $ 27,307    $ 46,061    $.10     $.19
  ESOP expense                           575         484           -      -          1,176         882       -        -
                                    --------     -------        ----   ----       --------    --------    ----     ----

Cash earnings                       $106,797     $99,568        $.38   $.38       $202,024    $187,643    $.73     $.75
                                    ========     =======        ====   ====       ========    ========    ====     ====

Weighted average
   diluted shares                    282,223     262,197                           276,270     250,791

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                      CONSOLIDATED AVERAGE BALANCE SHEET /
                   TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
                  SIX-MONTH PERIOD ENDED JUNE 30, 2002 and 2001
                                 (in thousands)

                                                  2002                                     2001
                               ---------------------------------------  -------------------------------------------
                                                  Tax                                        Tax
                                 Average        Equivalent     Yield/       Average       Equivalent      Yield/
                                 Balance        Interest       Rate         Balance        Interest        Rate
                               ---------------------------------------  -------------------------------------------
EARNING ASSETS
--------------
INVESTMENTS                    $10,582,311      $  335,770     6.36%      $ 7,584,628     $  270,296         7.14%

LOANS:
  Commercial loans               9,107,620         276,040     6.07%        8,189,022        323,484         7.92%
  Consumer loans                 7,375,186         252,852     6.91%        6,446,535        270,118         8.45%
  Residential loans              4,803,865         166,040     6.91%        7,231,291        280,872         7.77%
                               -----------      ----------     -----      -----------     ----------         -----
  Total loans                   21,286,671         694,932     6.55%       21,866,848        874,474         8.03%
  Allowance for loan losses       (282,849)              -         -         (253,662)             -             -
                               -----------      ----------     -----      -----------     ----------         -----
      NET LOANS                 21,003,822         694,932     6.64%       21,613,186        874,474         8.12%
                               -----------      ----------     -----      -----------     ----------         -----

      TOTAL EARNING ASSETS      31,586,133       1,030,702     6.55%       29,197,814      1,144,770         7.87%
  Other assets                   4,780,244               -        -         4,419,740             -              -
                               -----------      ----------     -----      -----------     ----------         -----
      TOTAL ASSETS             $36,366,377      $1,030,702     5.68%      $33,617,554     $1,144,770         6.83%
                               ===========      ==========     =====      ===========     ==========         =====
FUNDING LIABILITIES
-------------------
DEPOSITS:
  Core deposits                $16,876,174      $   91,632     1.09%      $15,093,504     $  163,386         2.18%
  Time deposits                  7,477,328         135,673     3.66%        8,784,649        250,709         5.75%
                               -----------      ----------     -----      -----------     ----------         -----
      TOTAL DEPOSITS            24,353,502         227,305     1.88%       23,878,153        414,095         3.50%
                               -----------      ----------     -----      -----------     ----------         -----

BORROWED FUNDS:
  FHLB advances                  6,070,281         153,663     5.05%        5,218,772        144,167         5.50%
  Repurchase agreements            448,085           5,752     2.55%          323,250          7,500         4.61%
   Other borrowings              1,981,427          64,950     6.56%        1,344,231         65,888         9.82%
                               -----------      ----------     -----      -----------     ----------         -----
      TOTAL BORROWED FUNDS       8,499,793         224,365     5.27%        6,886,253        217,555         6.30%
                               -----------      ----------     -----      -----------     ----------         -----

 TOTAL FUNDING LIABILITIES      32,853,295         451,670     2.76%       30,764,406        631,650         4.12%
  Other liabilities              1,132,397               -         -          779,710              -             -
                               -----------      ----------     -----      -----------     ----------         -----
      TOTAL LIABILITIES         33,985,692         451,670     3.67%       31,544,116        631,650         4.02%

STOCKHOLDERS' EQUITY             2,380,685               -         -        2,073,438              -             -
--------------------           -----------      ----------     -----      -----------     ----------         -----

   TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY    $36,366,377      $  451,670     2.49%      $33,617,554     $  631,650         3.77%
                               ===========      ==========     =====      ===========     ==========         =====
NET INTEREST INCOME                             $  579,032                                $  513,120
                                                ==========                                ==========
NET INTEREST SPREAD (1)                                        3.19%                                         3.06%
                                                               =====                                         =====
NET INTEREST MARGIN (2)                                        3.68%                                         3.52%
                                                               =====                                         =====

(1) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.
(2) Represents taxable equivalent net interest income divided by average interest-earning assets.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net interest income for the three-month and six-month periods ended June 30, 2002 was $297 million and $569 million compared to $258 million and $506 million for the same periods in 2001. This increase was attributable to an increase in average balances, and improvements of 12 and 16 basis points in net interest margin for the three-month and six-month periods ended June 30, 2002, respectively, over the same periods in 2001. Net interest margin was 3.72% and 3.68% for the three-month and six-month periods ended June 30, 2002 compared to 3.60% and 3.52% for the same periods in 2001. Net interest margin has been stable over the past four quarters despite volatility of market rates. The increase in average balances is a result of core deposit growth and greater uses of the Company's increased capital position.

     Interest on investment securities and interest earning deposits was $172 million and $328 million for the three-month and six-month periods ended June 30, 2002 compared to $139 million and $266 million for the same periods in 2001. The average balance of investment securities was $10.6 billion with an average tax equivalent yield of 6.36% for the six-month period ended June 30, 2002 compared to an average balance of $7.6 billion with an average yield of 7.14% for the same period in 2001.

     Interest and fees on loans were $354 million and $692 million for the three-month and six-month periods ended June 30, 2002 compared to $419 million and $872 million for the same periods in 2001. The average balance of loans was $21.3 billion with an average yield of 6.55% for the six-month period ended June 30, 2002 compared to an average balance of $21.9 billion with an average yield of 8.03% for the same period in 2001. Average balances of commercial and consumer loans in 2002 each increased $0.9 billion as compared to 2001 primarily due to the Main Street acquisition, while average residential loans declined $2.4 billion. These changes are consistent with Sovereign's strategy to emphasize commercial and consumer lending and include the impact of the Main Street acquisition. The decrease in loan rates is due to declining market interest rates and the aforementioned shift in the components of the loan portfolio, which now includes more variable rate and shorter maturity assets.

     Interest on deposits was $116 million and $227 million for the three-month and six-month periods ended June 30, 2002 compared to $193 million and $414 million for the same periods in 2001. The average balance of deposits was $24.4 billion with an average cost of 1.88% for the six-month period ended June 30, 2002 compared to an average balance of $23.9 billion with an average cost of 3.50% for the same period in 2001. The decrease in average cost year to year is due to a combination of declining market interest rates and the Company's emphasis on attracting and retaining core deposits.

     Interest on borrowed funds was $112 million and $224 million for the three-month and six-month periods ended June 30, 2002 compared to $106 million and $218 million for the same periods in 2001. The average balance of borrowings was $8.5 billion with an average cost of 5.27% for the six-month period ended June 30, 2002 compared to an average balance of $6.9 billion with an average cost of 6.30% for the same period in 2001. Wholesale borrowings are currently an attractive source of funding to support the growth of Sovereign's earning assets.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Loan Losses
-------------------------

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2002 was $28.0 million and $72.5 million compared to $23.1 and $43.1 million for the same periods in 2001.

     The increase over 2001 was based on several factors:

     o One large commercial loan totaling $17.1 million impacted the provision in both the first and second quarters through downgrade and subsequent charge-offs aggregating $15.5 million. This loan should not require further charge-offs.

     o In the first quarter, a $2.3 million charge-off was taken associated with the sale of $20.5 million in non-performing residential mortgages, and a $6 million provision was taken relative to Main Street acquisition.

     o An increase in adversely classified loans during the first and second quarters. This increase was driven by the commercial portfolios, where overall business conditions remained less than favorable.

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

     Sovereign's net charge-offs for the six-month period ended June 30, 2002 were $64.3 million and consisted of charge-offs of $83.6 million and recoveries of $19.3 million. This compared to net charge-offs of $43.4 million consisting of charge-offs of $62.6 million and recoveries of $19.2 million for the six-month period ended June 30, 2001. The increased level of charge-offs was driven by the events discussed above.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated: (dollars in thousands)

                                                               Six-month Period Ended June 30,
                                                                 2002                  2001
                                                              ---------------------------------
Allowance, beginning of period                                $ 264,667               $ 256,356
Charge-offs:
  Residential                                                     4,433                   5,841
  Commercial                                                     43,135                  20,968
  Consumer                                                       36,023                  35,770
                                                              ---------               ---------
      Total Charge-offs                                          83,591                  62,579
                                                              ---------               ---------
Recoveries:
  Residential                                                       304                   1,859
  Commercial                                                      2,281                     985
  Consumer                                                       16,703                  16,327
                                                              ---------               ---------
      Total Recoveries                                           19,288                  19,171
                                                              ---------               ---------

Charge-offs, net of recoveries                                   64,303                  43,408
Provision for possible loan losses                               72,500                  43,100
Main Street's allowance for loan losses                          14,877                       -
                                                              ---------               ---------
Allowance, end of period                                      $ 287,741               $ 256,048
                                                              =========               =========

Non-Interest Income
-------------------

     Total non-interest income was $96.3 million and $203.8 million for the three-month and six-month periods ended June 30, 2002 compared to $121.5 million and $226.8 million for the same periods in 2001. Excluding securities and related derivatives transactions, total fees and other income for the three-month and six-month periods ended June 30, 2002 were $92.4 million and $179.4 million as compared to $115.8 million and $213.7 million for the same periods in 2001.

     Consumer banking fees were $44.2 million and $82.8 million for the three-month and six-month periods ended June 30, 2002 as compared to $39.5 million and $78.9 million for the same periods in 2001. Average core deposit balances have grown 12% over the past year due to the success of recent product initiatives and the Main Street acquisition. This increase in consumer banking fees of $4.7 million and $3.9 million is attributed to the increase in the number of core deposit accounts and balances.

     Commercial banking fees were $23.6 million and $46.3 million for the three-month and six-month periods ended June 30, 2002 as compared to $17.8 million and $36.0 million for the same periods in 2001. This increase of $5.8 million and $10.3 million was primarily due to higher loan volumes, increased market share and increased cash management fee income.

     Mortgage banking revenue was $6.6 million and $16.1 million for the three-month and six-month periods ended June 30, 2002 as compared to $14.8 million and $36.1 million for the same periods in 2001. The second quarter of 2002 includes a charge of $1.7 million to increase the valuation allowance related to mortgage servicing rights. The first quarter of 2001 includes a gain of $19.3 million

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

related to the sale of $580 million of residential mortgages offset by a charge of $6.8 million to increase the valuation allowance related to mortgage servicing rights. On a linked-quarter basis mortgage banking revenue declined $2.9 million on lower refinancing activity.

     Miscellaneous income was $5.6 million and $8.2 million for the three-month and six-month periods ended June 30, 2002 compared to $31.4 million and $37.2 million for the same periods in 2001. The three and six months ended June 30, 2001 includes a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania.

     Gain on investment securities and related derivatives transactions were $3.8 million and $24.4 million for the three-month and six-month period ended June 31, 2002 compared to $5.8 million and $13.1 million for the same periods in 2001. During the first quarter of 2002, the Company repositioned its investment portfolio with the sale of $1.1 billion of investment securities resulting in a gain of approximately $20 million. Additional investment securities were purchased late in the first quarter and had a higher weighted average yield and a shorter blended effective duration than the investments sold.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses for the three-month and six-month periods ended June 30, 2002 were $202.9 million and $394.9 million, compared to $200.0 million and $389.5 million for the same periods in 2001 an increase of $2.9 million and $5.4 million or 1.47% and 1.39%. Compensation costs increased due to insourcing of certain technology services, normal annual increases, and the Main Street acquisition. Expense reduction initiatives have favorably impacted occupancy and outside services.

     Other operating expenses were $36.4 million and $88.0 million for the three-month and six-month periods ended June 30, 2002 compared to $119.6 million and $250.9 million for the same periods in 2001. The six-month period ended June 30, 2001, includes $144.4 million of non-solicitation expense related to the non-solicitation provisions of the New England purchase and assumption agreement. In 2000, Sovereign acquired certain businesses from Fleet Boston Financial as more fully described in the 2001 Annual Report on Form 10-K, the "New England Acquisition". Also during the six-month period ended June 30, 2001, Sovereign recorded an $8.5 million charge ($5.5 million net of tax) as the last portion of restructuring charges related to its company-wide restructuring announced in November of 2000. The restructuring, completed over the first quarter of 2001 and last quarter of 2000, resulted in elimination of over 600 positions, closure of 14 in-store offices and redirection of e-commerce efforts to consolidate efforts within our geographic footprint.

     Results for the three-month and six-month periods ended June 30, 2002 included amortization of core deposit intangibles of $20.5 million and $40.7 million compared to $32.8 million and $68.9 million for amortization of goodwill and core deposit intangibles for the same periods in 2001. The discontinuance of goodwill amortization is a result of the adoption of Statement of Financial Accounting Standard No. 142. "Goodwill and Other Intangible Assets" effective January 1, 2002 which eliminated goodwill amortization as more fully discussed in the Notes to Consolidated Financial Statements in Part I of this document. No

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

impairment charges were required to be recorded through June 30, 2002 as a result of adoption of this statement. Merger-related and integration charges of $15.9 million ($10.3 million or $0.04 per share, net of tax) related to the Main Street acquisition were recorded in the three-month period ended March 31, 2002.

Income Tax Provision
--------------------

     The income tax provision was $33.6 million and $58.0 million for the three-month and six-month periods ended June 30, 2002 compared to $7.0 million and $7.9 million for the same periods in 2001. The effective tax rate for the three-month and six-month periods ended June 30, 2002 was 26.7%, compared to 18.8% and 16.1% for the same periods in 2001. The current year tax rate differs from the statutory rate of 35% due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for the 2001 quarter is not meaningful due to the high proportion of permanent tax differences, in relation to the low level of recorded pretax income.

Extraordinary Item
------------------

     In last year's reported results, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pretax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

Pending Change in Stock Option Accounting
-----------------------------------------

     On July 19, 2002, Sovereign announced its intention to adopt the expense recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock Based Compensation" for stock based employee compensation awards in the third quarter ending September 30, 2002. Management made this election since it now believes, in light of recent events it is the preferable method of accounting in this area. Sovereign will estimate the fair value of our option grants and expense this value over the vesting period as required in SFAS No. 123. The recognition transition provisions of SFAS No. 123 require that it be applied to all awards granted after the beginning of the fiscal year in which the recognition provisions are first applied. As a result, reported quarterly results in the year of adoption must be restated. The Company is in the process of finalizing its calculations of the effect of this change in accounting principle. Based on the analysis to date, the Company expects that the effect will lower reported net income for the six-month period ended June 30, 2002 by between $4 and $5 million. Additionally, third and fourth quarter net income are each expected to be reduced by approximately $2.5 million. Based on our recent stock option grant history, we do not expect the issuance of grants in the third and fourth quarter to have a material impact to results reported in the last two quarters of 2002.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION
-------------------

Loan Portfolio
--------------

     At June 30, 2002, commercial loans totaled $9.6 billion representing 44% of Sovereign's loan portfolio, compared to $8.6 billion and 42% of the loan portfolio at December 31, 2001 and $8.3 billion and 40% of the loan portfolio at June 30, 2001.

     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $7.9 billion at June 30, 2002, representing 36% of Sovereign's loan portfolio, compared to $6.8 billion and 33% of the loan portfolio at December 31, 2001 and $6.7 billion and 32% of the loan portfolio at June 30, 2001. The increase in the commercial and consumer portfolios is due to our increased emphasis on these loan types and de-emphasizing residential mortgage loans.

     Residential mortgage loans decreased $558 million to $4.4 billion at June 30, 2002 and now represent 20% of Sovereign's loan portfolio as compared to $5.0 billion and 25% at December 31, 2001. The decrease is primarily due to scheduled payments and prepayments. At June 30, 2001 residential mortgage loans totaled $5.8 billion representing 28% of the loan portfolio.

Non-Performing Assets
---------------------

     At June 30, 2002 Sovereign's non-performing assets increased by $14.6 million to $242.6 million compared to $228.0 million at December 31, 2001. This increase is due to increases in non-performing commercial loans, which follows the increase in adversely classified commercial loans previously mentioned. These increases are partially offset by a decline in residential non-performing loans as a result of the sale of certain residential assets in the first quarter of 2002 and second quarter declines in both consumer and residential non-performing assets. Non-performing assets as a percentage of total assets was ..63% at June 30, 2002, down from .64% at December 31, 2001. At June 30, 2002,
53% of non-performing assets consisted of consumer, commercial real estate and residential loans and OREO which are primarily secured by real estate and other collateral as compared to 61% at December 31, 2001. Sovereign places all commercial loans on non-performing status at 90 days (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on real estate loans are fully reserved or charged off.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated: (dollars in thousands)

                                                                      June 30,          December 31,
                                                                        2002                2001
                                                                      --------          ------------
Non-accrual loans:
      Residential                                                     $ 55,634            $ 74,552
      Commercial real estate                                            29,564              16,957
      Commercial                                                       112,302              89,399
      Consumer                                                          27,376              26,941
                                                                      --------            --------
Total non-accrual loans                                                224,876             207,849
                                                                      --------            --------
Restructured loans                                                       1,305               1,280
                                                                      --------            --------
Total non-performing loans                                             226,181             209,129
Other real estate owned                                                 10,728               9,261
Other repossessed assets                                                 5,711               9,667
                                                                      --------            --------
Total non-performing assets                                           $242,620            $228,057
                                                                      ========            ========

Past due 90 days or more as to interest
or principal and accruing interest (1)                                $ 36,513            $ 54,599

Non-performing assets as a percentage
of total assets                                                            .63%                .64%

Non-performing loans as a percentage
of total loans                                                            1.03%               1.03%

Non-performing assets as a percentage of
total loans and real estate owned                                         1.11%               1.12%

Allowance for loan losses as a percentage
of total non-performing assets                                           118.6%              116.1%

Allowance for loan losses as a percentage
of total non-performing loans                                            127.2%              126.6%

(1) Includes consumer and residential loans of $33.7 million and $51.0 million at June 30, 2002 and December 31, 2001, respectively.

     Loans ninety (90) days or more past due and still accruing interest fell by $18 million from December 31, 2001 to June 30, 2002. Ninety day delinquencies fell in all three categories, but primarily the decrease is due to a reduction in residential 90 day loans ($11.4 million) that are well secured and in the process of collection, and a reduction in consumer 90 day past due loans ($5.9 million).

     Potential problem loans (consisting principally of commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $100 million and $120 million at June 30, 2002 and December 31, 2001, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses
-------------------------

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:

                                                              (dollars in thousands)

                                                     June 30, 2002                 December 31, 2001
                                                   -----------------------       -----------------------
                                                               % of Loans                    % of Loans
                                                                   to                            to
                                                   Amount      Total Loans       Amount      Total Loans
                                                   ------      -----------       ------      -----------
Allocated allowance:
Commercial loans                                  $182,675           44%          $162,720           42%
Consumer loans                                      68,480           36             59,555           33
Residential real estate mortgage loans              19,024           20             20,724           25
Unallocated allowance                               17,562          n/a             21,668           n/a
                                                  --------        -----           --------        ------
Total allowance for loan losses                   $287,741          100%          $264,667          100%
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

     The specific allowance element of the allocated allowance is based on a regular analysis of criticized loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the loan workout department. The specific allowance established for these criticized loans is based on a careful

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; customer fraud, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

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

     Commercial Portfolio. The portion of the allowance for loan losses related
     --------------------
to the commercial portfolio has increased from $162.7 million at December 31, 2001 to $182.7 million at June 30, 2002. This increase is warranted by the softening economy, the increase in non-performing and adversely classified loans in this sector and the addition of loans in part due to the Main Street acquisition.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased
     ------------------
from $59.6 million at December 31, 2001, to $68.5 million at June 30, 2002. This change was due to increases in loan balances and the addition of the Main Street consumer loan portfolio and the associated reserves.

     Residential Portfolio. The allowance for the residential mortgage portfolio
     ---------------------
decreased from $20.7 million at December 31, 2001 to $19.0 million at June 30, 2002. This change was due primarily to the reduction in size of the overall residential portfolio.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Unallocated Allowance. The unallocated allowance for loan losses decreased
     ---------------------
to $17.6 million at June 30, 2002 from $21.7 million at December 31, 2001. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to significant changes each reporting period due to certain inherent but undetected losses that are probable within the loan portfolio. This is due to several factors including delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer conditions and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. We maintain an unallocated allowance to recognize the existence of these exposures.

Investment Securities
---------------------

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Approximately 70% of Sovereign's portfolio is invested in fixed rate 15 year and 30 year mortgage pass-throughs. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Moody's at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at June 30, 2002 was 3.13 years.

     Total investment securities available-for-sale were $10.7 billion at June 30, 2002 and $9.6 billion at December 31, 2001. Investment securities held-to-maturity were $761 million at June 30, 2002 compared to $883 million at December 31, 2001. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Core Deposit Intangible Assets
-------------------------------------------

     Goodwill increased by $70.6 million and core deposit intangibles increased by $34.4 million due to the Main Street acquisition offset by year-to-date core deposit intangible amortization of $40.7 million in 2002.

Deposits
--------

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

     Total deposits at June 30, 2002 were $25.6 billion compared to $23.3 billion at December 31, 2001. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Borrowings
----------

     Sovereign utilizes borrowings (original maturities of up to one year) as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions.

     Total borrowings at both June 30, 2002 and December 31, 2001 were $2.7 billion. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-Term Debt
--------------

     Long-term debt with original maturities greater than one year remained essentially flat at $6.3 billion at June 30, 2002 as compared to December 31, 2001. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Trust Preferred Securities
--------------------------

     Sovereign has outstanding $406 million ($507 million par value) of mandatorily redeemable trust preferred obligations that have stated maturities ranging from 2027 through 2031 and have stated dividends of 7.50% to 9.875% of par value. This represents an increase of $1.5 million from December 31, 2001 and is due to discount amortization of $1.4 million, $10.0 million of trust preferred securities acquired with Main Street offset by an open market repurchase of $7.1 million of trust preferred securities of Sovereign Capital Trust I and Main Line Capital Trust I.

     As discussed in our 2001 annual report on Form 10-K in Note 12, Sovereign has outstanding a preferred capital security (Trust Preferred II) and associated warrants whose balance totaled $192.4 million and $91.5 million, respectively at June 30, 2002. Sovereign may elect to redeem the Trust Preferred II securities and the warrants, if the value of Sovereign's common stock on 20 trading days out of the preceding 30 consecutive trading days and on the day the election is made exceeds $14.99 after November 20, 2002.

Securitization Transactions
---------------------------

     Securitization transactions contribute to Sovereign's overall funding and regulatory capital management. The total face amount of the outstanding debt and equity securities assumed by third parties at June 30, 2002 approximates $2.6 billion. These transactions involve periodic transfers of loans or other financial assets to special purpose entities ("SPEs") and are either recorded on Sovereign's Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets in accordance with SFAS No. 140, "Transfers of Financial Assets and Liabilities" ("SFAS No. 140"). No new securitizations were enacted in the six-month period ended June 30, 2002.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Off-Balance Sheet Securitizations - In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation ("QSPE") and has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.5 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign's consolidated Balance Sheet at June 30, 2002. Sovereign retained interests in such QSPEs were $100 million at June 30, 2002. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign's subordinated interests in the QSPEs.

     Securitizations Consolidated in Sovereign's Consolidated Balance Sheet - In a transaction consummated in November 2001, the "November 2001 transaction", Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to SPEs in a financing transaction that did not qualify as a sale of assets under SFAS No. 140, and therefore has consolidated both the assets transferred to the SPEs and the debt and minority interests issued by the SPEs in its Consolidated Balance Sheet. At June 30, 2002, Sovereign had $821 million of debt and $64 million of minority interest reflected on its Consolidated Balance Sheet related to consolidated SPEs. See "Minority Interests" below.

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

Minority Interests
------------------

     As part of the November 2001 transaction, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction which raised a total of $885 million for Sovereign. The controlling interests in the SPEs are reflected as minority interests in Sovereign's Consolidated Balance Sheet, and the indirect automobile loans and asset-backed notes remain on Sovereign's Consolidated Balance Sheet as the entire transaction is considered a financing in accordance with SFAS No. 140.

     On August 21, 2000, Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Non-cumulative Preferred Interests in Sovereign Real Estate Investment Trust ("SREIT"), a subsidiary of Sovereign Bank which holds primarily residential real estate loans. The preferred stock was issued at a discount, which is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank.

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

Bank Regulatory Capital
-----------------------

     The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. Management believes, as of June 30, 2002 and December 31, 2001, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be well-capitalized.

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately- capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

     The OTS Order, as amended, applicable to the approval of the New England Acquisition (the "OTS Order") requires Sovereign Bank to be "Well Capitalized" and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign's lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "Well Capitalized", a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital levels.

     At June 30, 2002, Sovereign and Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order.

     Federal banking laws, regulations and policies also limit Sovereign Bank's ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank's total distributions to the Bancorp within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, including the OTS Order applicable to the New England Acquisition completed in

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2000, as amended, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank's examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2002 and December 31, 2001 (in thousands):

                                                                          TIER 1              TIER 1               TOTAL
REGULATORY CAPITAL                                   TANGIBLE            LEVERAGE           RISK-BASED           RISK-BASED
                                                    CAPITAL TO          CAPITAL TO          CAPITAL TO           CAPITAL TO
                                                     TANGIBLE            TANGIBLE          RISK ADJUSTED        RISK ADJUSTED
                                                      ASSETS              ASSETS               ASSETS              ASSETS
                                                      ------              ------               ------              ------
Sovereign Bank at June 30, 2002:
Regulatory capital                                   $2,712,399         $2,718,254          $2,622,597           $2,896,531
Minimum capital requirement (1)                         736,038          2,576,134           1,087,698            2,855,206
                                                     ----------         ----------          ----------           ----------
    Excess                                           $1,976,361         $  142,120          $1,534,899           $   41,325
                                                     ==========         ==========          ==========           ==========
Capital ratio                                              7.37%              7.39%               9.64%               10.65%

Sovereign Bank at December 31, 2001:
Regulatory capital                                   $2,464,222         $2,470,620          $2,368,893           $2,616,871
Minimum capital requirement (1)                         685,584          2,399,545             979,792            2,571,955
                                                     ----------         ----------          ----------           ----------
    Excess                                           $1,778,638         $   71,075          $1,389,101           $   44,916
                                                     ==========         ==========          ==========           ==========
Capital ratio                                              7.19%              7.21%               9.67%               10.68%

(1) Minimum capital requirement to be well capitalized as defined by OTS Regulations, or the OTS Order, whichever is higher.

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

     Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2002, Sovereign had $6.9 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign's holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank declared and paid dividends to the parent company of $80 million in 2002. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange commission permitting ready access to the public debt and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

equity markets. The OTS has approved payment of up to $220 million of additional dividends throughout the remainder of 2002 as long as Sovereign and Sovereign Bank comply with the covenants contained within their dividend approval request.

     Cash and cash equivalents increased $154.3 million for 2002. Net cash provided by operating activities was $307.9 million for 2002. Net cash used by investing activities for 2002 was $1.2 billion and consisted primarily of the purchase of investments available for sale of $5.3 billion offset by sales, repayments and maturities of investments available for sale of $4.6 billion and proceeds from the sales of loans of $1.2 billion. Net cash provided by financing activities for 2002 was $1.0 billion which was primarily due to an increase in deposits.

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

Contractual Obligations                                       Payments Due by Period
-----------------------                                       ----------------------
(in thousands of dollars)                                      Less than      Over 1 yr       Over 3 yrs        Over
                                               Total            1 year        to 3 yrs         to 5 yrs         5 yrs
                                               -----            ------        --------         --------         -----
Borrowings                                  $ 2,732,032       $2,732,032     $        -       $        -     $        -
Securities sold under
   repurchase agreements                        155,000                -              -          155,000              -
FHLB advances                                 4,142,759          350,000        300,700           13,058      3,479,001
Other debt                                    1,977,427           50,359        425,285          680,783        821,000
Trust Preferred securities                      506,869                -              -                -        506,869
Certificates of deposit                       7,576,305        4,414,852      2,849,889          200,466        111,098
Operating leases                                797,779          105,440        294,256           97,032        301,051
                                            -----------       ----------     ----------        ---------     ----------
Total contractual cash
   obligations                              $17,888,171       $7,652,683     $3,870,130       $1,146,339     $5,219,019
                                            ===========       ==========     ==========       ==========     ==========

     Certain of Sovereign's contractual obligations require Sovereign to maintain certain financial ratios and to maintain a "well capitalized" regulatory status. Sovereign has complied with these covenants as of June 30, 2002 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign's lenders. Due to cross-default provisions in certain of Sovereign's debt agreements, if more than $25 million of Sovereign's debt is in default, $875 million of senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

                                                     Amount of Commitment Expiration Per Period
                                                     ------------------------------------------

                                              Total
   Other Commercial                          Amounts         Less than         Over 1 yr       Over 3 yrs          Over
     Commitments                            Committed          1 year          to 3 yrs         to 5 yrs          5 yrs
     -----------                            ---------        ----------        ---------       ----------       ----------

Commitments to
  extend credit                            $7,562,803        $4,537,948       $1,048,314        $348,226        $1,628,315
Standby letters of credit                     844,921           258,261          144,188         392,513            49,959
Loans sold with recourse                       24,964                 -                -               -            24,964
Forward contracts                             864,544           739,544          100,000          25,000                 -
                                           ----------        ----------       ----------        --------        ----------
Total commercial
  commitments                              $9,297,232        $5,535,753       $1,292,502        $765,739        $1,703,238
                                           ==========        ==========       ==========        ========        ==========

Asset and Liability Management
-----------------------------

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At June 30, 2002 and December 31, 2001, the general level of interest rates represented a unique economic environment in which several of Sovereign's declining interest rate simulation scenarios would not apply. At June 30, 2002, if interest rates dropped in parallel 100 basis points Sovereign estimates that net interest income would fall 3.4%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 7.1%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of June 30, 2002, the one year cumulative gap was 8%, compared to 9% at December 31, 2001 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of June 30, 2002, the NPV as a percentage of the present value of assets was 12.28% as compared to 11.68% at December 31, 2001. Management reviews the sensitivity of NPV to changes in interest rates. As of June 30, 2002, a 200 basis point rise in interest rates would increase the NPV ratio by .88% as compared to 1.18% at December 31, 2001 and a 100 basis point decline in interest rates would decrease the NPV ratio by .68% as compared to .45% at December 31, 2001.

     Because the assumptions used are inherently uncertain, Sovereign cannot precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At June 30, 2002, Sovereign's principal hedging transactions were to convert liabilities from floating rate to fixed rate for interest rate risk management purposes.

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

Item 4 - Submission of Matters to a Vote of Security Holders

     The 2002 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held April 24, 2002. The following is a brief description of each matter voted on at the meeting.

Proposal 1 - Election of Directors The following directors were nominated for election to the Board of Directors as Class III Directors for a term of three
(3) years: John A. Fry and Andrew C. Hove, Jr.

Proposal 2 - Independent Auditors Shareholders were presented with a proposal to ratify the appointment of Ernst & Young LLP, independent certified public accountants, to audit the consolidated financial statements of Sovereign Bancorp, Inc. and its subsidiaries for the year ending December 31, 2002.

                                                                          SHARES
                                     ---------------------------------------------------------------------------------
                                                                                                      BROKER
                                                                                         -----------------------------
PROPOSAL                                 FOR              AGAINST        WITHHELD         ABSTENTIONS        NON-VOTES
--------                                 ---              -------        --------         -----------        ---------

1.  Election of Directors
      John A. Fry                    185,315,693           N/A          38,841,276           N/A                -
      Andrew C. Hove, Jr.            221,005,492           N/A           3,151,477           N/A                -

2.  Independent Auditors             216,299,303         7,518,946           N/A            338,716             -

Item 5 - Not applicable

Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits

             (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to
                       Exhibit 3.1 to Sovereign's Registration Statement No. 333-86961-01 on Form S-3)

             (3.2) By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign's Quarterly
                       Report on Form 10Q for the quarter ended March 31, 2002.)

            (99.1) Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (99.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOVEREIGN BANCORP, INC.
                                           -----------------------------------
                                                      (Registrant)

Date    August 14, 2002                   /s/Jay S. Sidhu
     -------------------------            ------------------------------------
                                                   Jay S. Sidhu, Chairman,
                                           Chief Executive Officer and President
                                                   (Authorized Officer)

Date    August 14, 2002                   /s/James D. Hogan
     -------------------------            ------------------------------------
                                                     James D. Hogan
                                                 Chief Financial Officer

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

      (3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to
               Exhibit 3.1 to Sovereign's Registration Statement No. 333-86961-01 on Form S-3)

      (3.2) By-Laws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign's Quarterly Report on Form 10Q for the quarter ended March 31, 2002.)

     (99.1) Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.