Form 10-Q
period 2002-09-30
SOVEREIGN BANCORP INC
filed 2002-11-14
CIK 811830

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______________ to
      ___________________.

Commission File Number: 001-16581

                             SOVEREIGN BANCORP, INC.
             (Exact name of Registrant as specified in its charter)

         Pennsylvania                                        23-2453088
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1500 Market Street, Philadelphia, Pennsylvania                 19103
    (Address of principal executive offices)                 (Zip Code)

            Registrant's telephone number: (215) 557-4630

2000 Market Street, Philadelphia, Pennsylvania                             19103
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at November 12, 2002
---------------------------                     --------------------------------
Common Stock (no par value)                             261,202,696 shares

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

      These forward-looking statements include statements with respect to Sovereign's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including statements relating to:

      - growth in cash earnings, operating earnings, net income, shareholder value and internal tangible equity generation;

      -     growth in earnings, operating earnings and cash earnings per share;

      -     return on equity;

      -     return on assets;

      -     efficiency ratio;

      -     Tier 1 leverage ratio;

      -     annualized net charge-offs and other asset quality measures;

      -     fee income as a percentage of total revenue;

      -     ratio of tangible equity to assets;

      -     book value and tangible book value per share; and

      - loan and deposit portfolio compositions, employee retention, customer retention, asset quality and reserve adequacy.

      These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these

                           FORWARD LOOKING STATEMENTS
                                   (continued)


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

      - the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

      - the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

      -     inflation, interest rate, market and monetary fluctuations;

      - Sovereign's ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

      - Sovereign's timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

      - the willingness of customers to substitute competitors' products and services and vice versa;

      - the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

      -     technological changes;

      -     changes in consumer spending and savings habits;

      - terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

      -     armed conflicts involving the United States military;

      -     regulatory or judicial proceedings;

      -     changes in asset quality; and

      -     Sovereign's success in managing the risks involved in the foregoing.

                           FORWARD LOOKING STATEMENTS
                                   (continued)

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

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets at September 30, 2002
             and December 31, 2001                                             6

             Consolidated Statements of Operations for the three-month
             and nine-month periods ended September 30, 2002 and 2001          7

             Consolidated Statement of Stockholders' Equity for
             the nine-month period ended September 30, 2002                    9

             Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 2002 and 2001                        10

             Notes to Consolidated Financial Statements                  11 - 23

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                24- 44

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                      44

     Item 4. Controls and Procedures                                          44

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 45

SIGNATURES                                                                    46

CERTIFICATIONS                                                           47 - 48

EXHIBITS INDEX                                                                49

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30,   December 31,
                                                         2002            2001
                                                     ------------    ------------
                                                         (in thousands, except
                                                             per share data)
ASSETS
  Cash and amounts due from
    depository institutions                          $  1,236,040    $    907,279
  Investment securities:
    Available-for-sale                                 11,067,631       9,581,679
    Held-to-maturity
    (fair value approximates $722,922 and $883,208
    at September 30, 2002 and December 31, 2001,
    respectively)                                         704,750         883,437
  Loans (including loans held for sale
    at approximate fair value of
    $304,749 and $308,950 at September 30, 2002
    and December 31, 2001, respectively)               22,472,806      20,399,584
    Allowance for loan losses                            (295,259)       (264,667)
                                                     ------------    ------------
    Net loans                                          22,177,547      20,134,917
                                                     ------------    ------------
  Premises and equipment                                  280,615         251,587
  Accrued interest receivable                             183,773         183,913
  Goodwill, net of accumulated amortization             1,025,292         954,688
  Core deposit intangibles, net of
    accumulated amortization                              362,885         389,216
  Bank owned life insurance                               756,518         724,242
  Other assets                                          1,768,112       1,463,880
                                                     ------------    ------------

      TOTAL ASSETS                                   $ 39,563,163    $ 35,474,838
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits and other customer accounts               $ 26,535,901    $ 23,297,574
  Borrowings                                            3,117,483       2,678,764
  Long-term debt                                        5,997,397       6,261,006
  Advance payments by borrowers
    for taxes and insurance                                14,738          20,943
  Other liabilities                                       589,226         409,542
                                                     ------------    ------------

      TOTAL LIABILITIES                                36,254,745      32,667,829
                                                     ------------    ------------

Company-obligated mandatorily redeemable
    preferred securities of subsidiary trust
    holding junior subordinated debentures of
    Sovereign ("Trust Preferred Securities")              397,442         404,136
                                                     ------------    ------------
Minority interests                                        200,268         200,392
                                                     ------------    ------------

STOCKHOLDERS' EQUITY
  Common stock; no par value; 400,000,000 shares
    authorized; 265,372,495 shares issued at
    September 30, 2002 and 252,386,163 shares
    issued at December 31, 2001                         1,576,354       1,416,267
  Warrants                                                 91,500          91,500
  Stock options                                             7,617              --
  Unallocated common stock held by the Employee
    Stock Ownership Plan at cost;
    3,626,414 shares at September 30, 2002
    and 4,247,873 shares at December 31, 2001             (23,177)        (30,945)
  Treasury stock at cost; 218,680 shares at
    September 30, 2002 and 108,792 shares at
    December 31, 2001                                      (2,027)           (515)
  Unearned compensation - Restricted stock                 (4,228)         (6,272)
  Accumulated other comprehensive income/(loss)            69,619         (33,135)
  Retained earnings                                       995,050         765,581
                                                     ------------    ------------

      TOTAL STOCKHOLDERS' EQUITY                        2,710,708       2,202,481
                                                     ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 39,563,163    $ 35,474,838
                                                     ============    ============

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three-Month Period                Nine-Month Period
                                                      Ended September 30,               Ended September 30,
                                                      -------------------               -------------------
                                                     2002             2001             2002             2001
                                                     ----             ----             ----             ----
                                                                      (in thousands, except
                                                                          per share data)
INTEREST INCOME:
  Interest-earning deposits                       $      915       $      796       $    3,833       $    1,650
  Investment securities:
    Available-for-sale                               161,094          157,893          460,430          385,092
    Held-to-maturity                                  11,472           16,272           37,356           53,721
  Interest and fees on loans                         350,862          388,380        1,043,327        1,260,331
                                                  ----------       ----------       ----------       ----------

      TOTAL INTEREST INCOME                          524,343          563,341        1,544,946        1,700,794
                                                  ----------       ----------       ----------       ----------

INTEREST EXPENSE:
  Interest on deposits
    and other customer accounts                      119,420          165,530          346,725          579,625
  Interest on borrowings and
    other debt                                       107,373          126,991          331,737          344,546
                                                  ----------       ----------       ----------       ----------

      TOTAL INTEREST EXPENSE                         226,793          292,521          678,462          924,171
                                                  ----------       ----------       ----------       ----------

NET INTEREST INCOME                                  297,550          270,820          866,484          776,623
Provision for loan losses                             38,000           22,000          110,500           65,100
                                                  ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        259,550          248,820          755,984          711,523
                                                  ----------       ----------       ----------       ----------

NON-INTEREST INCOME:
  Consumer banking fees                               47,743           37,619          130,549          116,531
  Commercial banking fees                             24,976           21,575           71,281           57,602
  Mortgage banking revenues                            4,245           20,307           20,320           56,378
  Capital markets revenue                              4,436            2,330            9,581            8,226
  Bank owned life insurance                           10,722           10,296           31,655           29,963
  Miscellaneous income                                 5,367            2,636           13,519           39,793
                                                  ----------       ----------       ----------       ----------

      TOTAL FEES AND OTHER INCOME                     97,489           94,763          276,905          308,493
                                                  ----------       ----------       ----------       ----------

 Gain on investment securities and
    related derivatives transactions                  12,668            4,412           37,075           17,508
                                                  ----------       ----------       ----------       ----------
      TOTAL NON-INTEREST INCOME                      110,157           99,175          313,980          326,001
                                                  ----------       ----------       ----------       ----------

GENERAL AND ADMINISTRATIVE EXPENSES:
  Compensation and benefits                           91,460           78,069          269,729          236,786
  Occupancy and equipment expenses                    54,716           50,025          154,987          155,645
  Technology expense                                  17,494           17,780           51,849           52,568
  Outside services                                    12,210           12,394           36,293           40,947
  Other administrative expenses                       31,445           33,215           94,199           95,002
                                                  ----------       ----------       ----------       ----------

      TOTAL GENERAL AND ADMINISTRATIVE EXPENSES      207,325          191,483          607,057          580,948
                                                  ----------       ----------       ----------       ----------

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                      Three-Month Period                Nine-Month Period
                                                      Ended September 30,               Ended September 30,
                                                      -------------------               -------------------
                                                     2002             2001             2002             2001
                                                     ----             ----             ----             ----
                                                                      (in thousands, except
                                                                          per share data)
OTHER EXPENSES:
  Amortization of intangibles,
    including goodwill in 2001                    $   20,003       $   32,556       $   60,695       $  101,420
  Trust Preferred Securities and
    other minority interest expense                   15,313           14,676           46,776           43,750
  Merger-related and integration charges                  --               --           15,871               --
  Non-solicitation expense                                --           98,809               --          243,241
  Restructuring expense                                   --               --               --            8,500
                                                  ----------       ----------       ----------       ----------

      TOTAL OTHER EXPENSES                            35,316          146,041          123,342          396,911
                                                  ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                             127,066           10,471          339,565           59,665

Income tax provision                                  33,927            1,855           90,664            9,755
                                                  ----------       ----------       ----------       ----------
Income before extraordinary item                      93,139            8,616          248,901           49,910
Extraordinary item - Debt extinguishment
  (net of tax of $3,526 - 2001)                           --               --               --           (6,549)
                                                  ----------       ----------       ----------       ----------

NET INCOME                                        $   93,139       $    8,616       $  248,901       $   43,361
                                                  ==========       ==========       ==========       ==========

EARNINGS PER SHARE:

Basic
   Income before extraordinary item               $      .36       $      .03       $      .97       $      .20
   Extraordinary item                                     --               --               --             (.03)
                                                  ----------       ----------       ----------       ----------

NET INCOME                                        $      .36       $      .03       $      .97       $      .17
                                                  ==========       ==========       ==========       ==========

Diluted
   Income before extraordinary item               $      .33       $      .03       $      .90       $      .20
   Extraordinary item                                     --               --               --             (.03)
                                                  ----------       ----------       ----------       ----------

NET INCOME                                        $      .33       $      .03       $      .90       $      .17
                                                  ==========       ==========       ==========       ==========

DIVIDENDS DECLARED PER COMMON SHARE               $     .025       $     .025       $     .075       $     .075
                                                  ==========       ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                     Common
                                   Shares Out-       Common                             Stock            Retained
                                    standing          Stock          Warrants          options           Earnings
                                    --------          -----          --------         ---------          --------
Balance, December 31, 2001           247,470       $ 1,416,267      $    91,500      $        --      $   765,581
Comprehensive income:
   Net income                             --                --               --               --          248,901
   Other comprehensive income,
   net of tax:
    Change in unrealized net
    investment gains, net
    of reclassification
    adjustments                           --                --               --               --               --
    Change in accumulated
    losses on derivatives,
    net of reclassification
    adjustments                           --                --               --               --               --
Total comprehensive income                --                --               --               --               --

Acquisition of Main
  Street Bancorp                      11,367           148,578               --               --               --
Contingent purchase payout
  Network Leasing                        166                 7               --               --               --
Exercise of stock options              1,124             7,761               --               --               --
Stock option expense                      --                --               --            7,617               --
Stock issued under
  Dividend Reinvestment
  Plan and Employee Stock
  Purchase Plan                          236             3,037               --               --               --
Dividends paid on
  common stock                            --                --               --               --          (19,432)
Stock repurchased                        (71)               --               --               --               --
Stock issued                              55               140               --               --               --
 Vesting and allocation of
 shares of restricted stock plan         182                --               --               --               --
Termination of Employee
  Stock Ownership Plan                   621               564               --               --               --
                                     -------       -----------      -----------      -----------      -----------
Balance,
    September 30, 2002               261,150       $ 1,576,354      $    91,500      $     7,617      $   995,050
                                     =======       ===========      ===========      ===========      ===========

                                                     Unearned                           Accumulated         Total
                                                   Compensation      Unallocated           Other            Stock-
                                  Treasury          Restricted       Common Stock      Comprehensive        holders'
                                    Stock             Stock          Held by ESOP      Income/(Loss)        Equity
                                    -----             -----          ------------      -------------        ------
Balance, December 31, 2001       $      (515)      $    (6,272)      $   (30,945)      $   (33,135)      $ 2,202,481
                                                                                                         -----------
Comprehensive income:
   Net income                             --                --                --                --           248,901
   Other comprehensive income,
   net of tax:
    Change in unrealized net
    investment gains, net
    of reclassification
    adjustments                           --                --                --           190,767           190,767
    Change in accumulated
    losses on derivatives,
    net of reclassification
    adjustments                           --                --                --           (88,013)          (88,013)
                                                                                                             -------
Total comprehensive income                --                --                --                --           351,655
                                                                                                             -------
Acquisition of Main
  Street Bancorp                      (3,116)               --                --                --           145,462
Contingent purchase payout
  Network Leasing                      1,993                --                --                --             2,000
Exercise of stock options                 --                --                --                --             7,761
Stock option expense                      --                --                --                --             7,617
Stock issued under
  Dividend Reinvestment
  Plan and Employee Stock
  Purchase Plan                           --                --                --                --             3,037
Dividends paid on
  common stock                            --                --                --                --           (19,432)
Stock repurchased                       (922)               --                --                --              (922)
Stock issued                             604                --                --                --               744
Vesting and allocation of
 shares of restricted stock plan         (71)            2,044                --                --             1,973
Termination of Employee
  Stock Ownership Plan                    --                --             7,768                --             8,332
                                 -----------       -----------       -----------       -----------       -----------
Balance,
    September 30, 2002           $    (2,027)      $    (4,228)      $   (23,177)      $    69,619       $ 2,710,708
                                 ===========       ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Nine-month Period
                                                            Ended September 30,
                                                            -------------------
                                                           2002           2001
                                                           ----           ----
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   248,901    $    43,361
  Adjustments to reconcile net income to
      net cash provided by operating activities:
      Provision for loan losses                            110,500         65,100
      Deferred taxes                                       (28,671)       (15,436)
      Depreciation and amortization                        101,465        116,722
      Net amortization of investment
        securities and loan premiums                        15,356          9,281
      Gain on sale of investment
        securities and related derivatives                 (37,075)       (17,508)
      (Gain)/loss on real estate owned                         116            (63)
      (Gain)/loss on sale of fixed assets                      484         (1,032)
      Loss on the retirement of Bancorp debt                    --         10,075
      Restricted stock and stock option expense              9,661             --
  Net change in:
      Loans held for sale                                    4,201        136,742
      Accrued interest receivable                            5,195         15,315
      Other assets and bank owned life insurance          (462,154)      (434,819)
      Other liabilities                                    155,986        107,180
                                                       -----------    -----------
  Net cash provided by operating activities                123,965         34,918
                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities:
      Available-for-sale                                 5,455,065      5,077,130
  Proceeds from repayments and maturities of
    investment securities:
      Available-for-sale                                 1,841,286      1,154,374
      Held-to-maturity                                     182,755        223,276
  Purchases of investment securities:
      Available-for-sale                                (8,156,190)    (8,646,108)
      Held-to-maturity                                        (834)        (1,224)
  Proceeds from sales of loans                           1,986,329      2,972,234
  Purchase of loans                                     (1,522,652)    (1,930,918)
  Net change in loans other than purchases and sales    (1,834,234)      (451,591)
  Proceeds from sales of premises and equipment              6,053         24,785
  Purchases of premises and equipment                      (25,494)       (10,664)
  Proceeds from sale of real estate owned                   13,820          5,271
  Cash received from acquired bank, net of cash paid       207,704             --
                                                       -----------    -----------
  Net cash used in investing activities                 (1,846,392)    (1,583,435)
                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase/(decrease) in deposits
      and other customer accounts                        1,980,278     (1,238,781)
  Net increase in borrowings                               438,719      1,809,427
  Net increase/(decrease) in long-term debt               (300,593)       722,952
  Proceeds from senior secured credit facility
      and senior and subordinated notes                         --        525,000
  Repayments of senior secured credit facility
      and senior and subordinated notes                    (50,000)      (590,000)
  Net decrease in advance payments by
      borrowers for taxes and insurance                     (6,205)        (6,848)
  Repurchases of Trust Preferred Securities                (11,460)            --
  Cash dividends paid to stockholders                      (19,432)       (18,494)
  Proceeds from issuance of common stock                    11,509        153,961
  Termination of ESOP                                        7,768             --
  Other net changes in treasury stock                          604         (3,041)
                                                       -----------    -----------
  Net cash provided by financing activities              2,051,188      1,354,176
                                                       -----------    -----------

  Net change in cash and cash equivalents                  328,761       (194,341)
  Cash and cash equivalents at beginning of period         907,279        959,643
                                                       -----------    -----------
  Cash and cash equivalents at end of period           $ 1,236,040    $   765,302
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES:

Income taxes paid                                      $   142,293    $    33,387
Interest paid                                          $   662,657    $   915,346

Non cash transaction:

On March 8, 2002, Sovereign Bancorp, Inc. issued 11,367,000 shares as partial consideration for the acquisition of Main Street Bancorp, Inc. (see footnote
12).

See accompanying notes to consolidated financial statements.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
        (Amounts in thousands except share data, unless otherwise noted)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

      The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries ("Sovereign" or the "Company") include the accounts of the parent company, Sovereign Bancorp, Inc. and its wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I. All intercompany balances and transactions have been eliminated in consolidation.

      These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the consolidated balance sheet, statements of operations and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company's latest annual report on Form 10-K.

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

      The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

      Sovereign adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock Based Compensation" in the third quarter for options granted in 2002 as discussed in a later section of these footnotes.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(2) EARNINGS PER SHARE

      Basic earnings per share is calculated by dividing income before extraordinary items and net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and warrants is calculated using the treasury stock method for purposes of weighted average dilutive shares.

      The following table presents the computation of earnings per share for the periods indicated.

                                       Three-Month Period      Nine-Month Period
                                       Ended September 30,    Ended September 30,
                                       -------------------    -------------------
                                         2002       2001       2002        2001
                                       --------   --------   --------   ---------
CALCULATION OF INCOME FOR
    BASIC AND DILUTED EPS:
Income before extraordinary item       $ 93,139   $  8,616   $248,901   $  49,910
Extraordinary item, after tax                --         --         --      (6,549)
                                       --------   --------   --------   ---------
Net income                             $ 93,139   $_ 8,616   $248,901   $  43,361
                                       ========   ========   ========   =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares           261,015    246,922    257,506     243,792
Dilutive effect of:
  Warrants                               17,356     14,062     17,165       9,038
  Average stock options                   2,636      2,439      2,628       2,019
                                       --------   --------   --------   ---------
Weighted average diluted shares         281,007    263,423    277,299     254,849
                                       ========   ========   ========   =========

EARNINGS PER SHARE:
Basic
  Income before extraordinary item     $    .36   $    .03   $    .97   $     .20
  Extraordinary item, after tax              --         --         --        (.03)
                                       --------   --------   --------   ---------
  Net income                           $    .36   $    .03   $    .97   $     .17
                                       ========   ========   ========   =========
Diluted
  Income before extraordinary item     $    .33   $    .03   $    .90   $     .20
  Extraordinary item, after tax              --         --         --        (.03)
                                       --------   --------   --------   ---------
  Net income                           $    .33   $    .03   $    .90   $     .17
                                       ========   ========   ========   =========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

      The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

                                                  September 30, 2002
                              -----------------------------------------------------------
                               Amortized      Unrealized      Unrealized         Fair
                                 Cost        Appreciation    Depreciation        Value
                                 ----        ------------    ------------        -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                $    29,155     $       403     $        76     $    29,482
  Corporate debt and
    asset-backed securities       885,347          44,561           6,311         923,597
  Equities (1)                  1,048,865           5,680             160       1,054,385
  State and municipal
    securities                     29,282             603              --          29,885

Mortgage-backed securities:
  U.S. government agencies      6,100,420         181,822              71       6,282,171
  Non-agencies                  2,671,221          77,000             110       2,748,111
                              -----------     -----------     -----------     -----------

Total investment securities
 available-for-sale           $10,764,290     $   310,069     $     6,728     $11,067,631
                              ===========     ===========     ===========     ===========

                                                  December 31, 2001
                              -----------------------------------------------------------
                               Amortized       Unrealized      Unrealized        Fair
                                  Cost        Appreciation    Depreciation       Value
                                  ----        ------------    ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                $    23,109     $        93     $        23     $    23,179
  Corporate debt and
    asset-backed securities       322,813           5,357          14,310         313,860
  Equities (1)                    790,391           2,631             160         792,862
  State and municipal
    securities                     22,452           1,942               2          24,392

Mortgage-backed securities:
  U.S. government agencies      6,625,498          34,371          33,828       6,626,041
  Non-agencies                  1,783,485          23,062           5,202       1,801,345
                              -----------     -----------     -----------     -----------

Total investment securities
  available-for-sale          $ 9,567,748     $    67,456     $    53,525     $ 9,581,679
                              ===========     ===========     ===========     ===========

(1) Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

      The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

                                                 September 30, 2002
                              -----------------------------------------------------------
                              Amortized       Unrealized       Unrealized        Fair
                                 Cost        Appreciation     Depreciation       Value
                                 ----        ------------     ------------       -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                $     1,705     $        60     $        --     $     1,765
  State and municipal
    securities                      2,192              28              --           2,220

Mortgage-backed securities:
  U.S. government agencies        696,687          18,429             311         714,805
  Non-agencies                      4,166              23              57           4,132
                              -----------     -----------     -----------     -----------

Total investment securities
  held-to-maturity            $   704,750     $    18,540     $       368     $   722,922
                              ===========     ===========     ===========     ===========

                                                 December 31, 2001
                              -----------------------------------------------------------
                               Amortized      Unrealized      Unrealized         Fair
                                  Cost       Appreciation    Depreciation        Value
                                  ----       ------------    ------------        -----
Investment Securities:
  U.S. Treasury and
    government agency
    securities                $     1,905     $        55     $        --     $     1,960
  State and municipal
    securities                      4,128              35               2           4,161

Mortgage-backed securities:
  U.S. government agencies        872,154           9,851          10,144         871,861
  Non-agencies                      5,250              47              71           5,226
                              -----------     -----------     -----------     -----------

Total investment securities
  held-to-maturity            $   883,437     $     9,988     $    10,217     $   883,208
                              ===========     ===========     ===========     ===========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(5) COMPOSITION OF LOAN PORTFOLIO

      The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

                                      September 30, 2002            December 31, 2001
                                  -------------------------    -------------------------
                                     Amount       Percent         Amount       Percent
                                     ------       -------         ------       -------
Commercial real estate loans      $ 3,873,405          17.2%   $ 2,987,747          14.6%
Commercial and industrial loans     4,849,320          21.6      4,506,198          22.1
Other                               1,101,790           4.9      1,069,658           5.3
                                  -----------   -----------    -----------   -----------

Total Commercial Loans              9,824,515          43.7      8,563,603          42.0
                                  -----------   -----------    -----------   -----------

Home equity loans                   4,747,791          21.1      3,756,621          18.4
Auto loans                          3,174,409          14.2      2,880,449          14.1
Other                                 205,556            .9        193,692            .9
                                  -----------   -----------    -----------   -----------

Total Consumer Loans                8,127,756          36.2      6,830,762          33.4
                                  -----------   -----------    -----------   -----------

Residential Real Estate Loans       4,520,535          20.1      5,005,219          24.6
                                  -----------   -----------    -----------   -----------

       Total Loans                $22,472,806         100.0%   $20,399,584         100.0%
                                  ===========   ===========    ===========   ===========

Total Loans with:
  Fixed rate                      $12,821,989          57.1%   $12,875,742          63.1%
  Variable rate                     9,650,817          42.9      7,523,842          36.9
                                  -----------   -----------    -----------   -----------
       Total Loans                $22,472,806         100.0%   $20,399,584         100.0%
                                  ===========   ===========    ===========   ===========

      Loans are recorded net of loan origination fees, direct origination costs and discounts and premiums purchased. Components of recorded balances are as follows at the dates indicated:

                                       September 30, 2002      December 31, 2001
                                       ------------------      -----------------
Principal value                           $22,387,360             $20,341,303
Direct origination costs, net
   of deferred loan fees                       38,078                  35,584
Purchase premiums, net of discounts            47,368                  22,697
                                          -----------             -----------
Total Loans                               $22,472,806             $20,399,584
                                          ===========             ===========

        Loans to related parties include loans made to certain officers, directors and their affiliated interests. At September 30, 2002 and December 31, 2001, loans made by Sovereign Bank to these parties totaled $32.0 million and $20.1 million, respectively and loans made by Sovereign Bancorp, Inc. to executives totaled $8.3 million and $8.2 million, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

      The following table presents the composition of deposits and other customer accounts at the dates indicated:

                                    September 30, 2002                        December 31, 2001
                           -------------------------------------  ------------------------------------------
                                                        Weighted                                    Weighted
                                                        Average                                     Average
Account Type                 Amount       Percent         Rate       Amount           Percent         Rate
                             ------       -------         ----       ------           -------         ----
Demand deposit accounts   $ 4,379,088        17%            --%   $ 3,910,171            17%            --%
NOW accounts                6,067,386        23           1.58      4,162,169            18           0.87
Savings accounts            3,020,468        11           1.35      2,985,464            13           1.44
Money market accounts       5,792,529        22           2.01      4,992,163            21           1.73
Retail certificates         6,951,130        26           3.39      6,985,397            30           4.14
Jumbo certificates            325,300         1           2.44        262,210             1           3.04
                          -----------       ---                   -----------           ---

Total Deposits            $26,535,901       100%          1.87%   $23,297,574           100%          1.99%
                          ===========       ===           ====    ===========           ===           ====

(7) BORROWINGS

      The following table presents information regarding borrowings with original maturities of up to one year at the dates indicated:

                              September 30, 2002         December 31, 2001
                            ---------------------     ----------------------
                                           Weighted                   Weighted
                                            Average                    Average
                            Balance          Rate     Balance           Rate
                            -------          ----     -------           ----
Federal funds purchased   $       --           --%   $  452,002         1.75%
Securities sold under
  repurchase agreements      467,483         1.40       297,741         1.45
FHLB advances              2,650,000         1.81     1,929,021         3.08
                          ----------                 ----------
Total Borrowings          $3,117,483         1.75%   $2,678,764         2.67%
                          ==========         ====    ==========         ====

(8) LONG-TERM DEBT

      Long-term debt with original maturities greater than one year consisted of the following:

                                     September 30, 2002           December 31, 2001
                                    -------------------        ---------------------
                                                 Weighted                     Weighted
                                                  Average                      Average
                                    Balance        Rate        Balance          Rate
                                    -------        ----        -------          ----
Securities sold under
  repurchase agreements            $  155,000       4.71%      $  155,000        4.71%
FHLB advances                       3,892,688       5.36        4,105,929        5.28
Senior secured credit facility        175,000       4.56          225,000        5.72
Asset-backed floating rate notes      821,000       2.20          821,000        2.51
Senior and subordinated notes         953,709       9.67          954,077        9.92
                                   ----------                  ----------
                                   $5,997,397       5.57%      $6,261,006        5.63%
                                   ==========       ====       ==========        ====

      The weighted-average interest rate, including the effect of qualifying derivative hedging contracts, on long-term debt at September 30, 2002 and December 31, 2001 was 5.57% and 5.63%, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(9) COMPREHENSIVE INCOME

      The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

                                      Three-month Period          Nine-Month Period
                                      Ended September 30,        Ended September 30,
                                      -------------------        -------------------
                                       2002         2001         2002         2001
                                       ----         ----         ----         ----
Net income                          $  93,139    $   8,616    $ 248,901    $  43,361
Cumulative effect of change in
  accounting principle related
  to adoption of SFAS No. 133              --           --           --       (9,951)
Change in accumulated losses
  on derivatives                      (43,142)     (92,318)     (88,013)     (89,465)
Change in unrealized gains on
  investment securities
  available-for-sale                  128,180      138,809      214,742      137,160
Less reclassification adjustment:
  Derivatives                              --       (9,550)          --       (9,550)
  Investments available-for-sale        8,120       12,409       23,975       20,954
                                    ---------    ---------    ---------    ---------
Comprehensive income                $ 170,057    $  52,248    $ 351,655    $  69,701
                                    =========    =========    =========    =========

      Accumulated other comprehensive income/(loss), net of related tax, consisted of net unrealized gains on securities of $198.3 million and net accumulated losses on derivatives of $128.7 million at September 30, 2002 and net unrealized gains on securities of $7.5 million and net accumulated losses on derivatives of $40.6 million at December 31, 2001.

(10) DERIVATIVES

      Sovereign uses derivative instruments as part of its interest rate risk management process, to manage risk associated with its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies. On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

      Sovereign's primary market risk is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

      Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered CDs and senior notes, including $400 million notional amount interest rate swaps entered into in May 2002. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2002 and September 30, 2001, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

      Cash Flow Hedges. Sovereign hedges cash flow variability related to variable-rate liabilities, specifically FHLB advances, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2002 and 2001, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. Gains and losses on derivative instruments reclassified from accumulated other comprehensive income to earnings are included in the caption in the Statement of Operations, in which the hedged cash flows are recorded. During the nine months ended September 30, 2002, the Company terminated $1.4 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $1.4 billion of FHLB advances resulting in a loss of $26.5 million (after-tax). The loss will continue to be deferred in accumulated other comprehensive income and will be reclassified into earnings as the future cash flows occur unless it becomes probable that the forecasted transactions will not occur. As of September 30, 2002, Sovereign expects approximately $46.7 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

      Other Derivative Activities. Sovereign's derivative activities may also include derivative instruments not included in SFAS No. 133 hedge relationships such as interest rate swaps, interest rate futures, forward sales, mortgage banking loan commitments, foreign exchange futures, and fixed income options in accordance with Sovereign's investment policy. This policy is periodically reviewed and updated by management and is approved by Sovereign Bank's Board of Directors. Those derivatives are used by Sovereign for risk management purposes and to facilitate the risk management strategies of its customers.

      Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $5.5 million for the nine-months ended September 30, 2002 compared with $4.2 million for the nine-months ended September 30, 2001.

(11) GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

      The Company adopted Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets ("SFAS No. 142") and discontinued amortizing goodwill effective January 1, 2002. Under SFAS No. 142 goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are deemed to have a finite life continue to be amortized over their useful lives. No impairment charges were required to be recorded as a result of adoption of this statement. If an impairment loss is determined in the future, the loss will be reflected in expense in the statement of operations in the period in which impairment is determined. The Company's primary intangible assets include goodwill, which is deemed to have an indefinite life, and core deposit intangibles, which is deemed to have a finite life and is amortized using an accelerated method over the estimated lives of the existing deposit relationship acquired, but not exceeding 10 years.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

      The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

                                  Calendar                        Remaining
                                    Year          Recorded         Amount
      Year                         Amount         To Date         To Record
      ----                         ------         -------         ---------
      2002                        $80,274         $60,695         $19,579
      2003                         73,835              --          73,835
      2004                         66,856              --          66,856
      2005                         57,945              --          57,945
      2006                         51,047              --          51,047

      The following table reflects the components of intangible assets:

                                                 Gross Carrying                   Accumulated
                                                     Amount                       Amortization
                                          -----------------------------   -----------------------------
                                          September 30,    December 31,   September 30,    December 31,
                                              2002             2001            2002            2001
                                              ----             ----            ----            ----
      Non-amortized intangible
       assets:
         Goodwill                           $1,156,945      $1,086,341      $  131,653      $  131,653
      Amortized intangible assets:
         Core Deposit Intangibles              642,543         608,179         279,658         218,963

      The following table reflects the pro forma results of operations as if SFAS No. 142 had been adopted as of January 1, 2001:

                                          Three-months ended        Nine-months ended
                                             September 30,            September 30,
                                          ------------------        -----------------
                                          2002         2001         2002         2001
                                          ----         ----         ----         ----
     Reported income before
        extraordinary item             $   93,139   $    8,616   $  248,901   $   49,910
     Add back goodwill amortization,
        net of tax                             --        7,547           --       21,798
                                       ----------   ----------   ----------   ----------
     Pro forma income before
        extraordinary item             $   93,139   $   16,163   $  248,901   $   71,708
                                       ==========   ==========   ==========   ==========
     Pro forma net income              $   93,139   $   16,163   $  248,901   $   65,159
                                       ==========   ==========   ==========   ==========

     Reported diluted EPS before
        extraordinary item             $      .33   $      .03   $      .90   $      .20
     Add back goodwill amortization,
        net of tax                             --          .03           --          .09
                                       ----------   ----------   ----------   ----------
     Pro forma diluted EPS before
        extraordinary item             $      .33   $      .06   $      .90   $      .29
                                       ==========   ==========   ==========   ==========
     Pro forma diluted EPS             $      .33   $      .06   $      .90   $      .26
                                       ==========   ==========   ==========   ==========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(12) PURCHASE OF MAIN STREET BANCORP, INC. ("MAIN STREET")

      On March 8, 2002 Sovereign completed the purchase of Main Street, a commercial bank holding company headquartered in Reading, Pennsylvania, and the results of Main Street's operations are included in the accompanying financial statements subsequent to the purchase date. Collectively, Main Street shareholders elected to receive approximately 85% of the purchase price in Sovereign common stock and 15% in cash. Sovereign issued 11.4 million shares of common stock, net of Sovereign's shares held by Main Street, valued at $145.5 million and made cash payments of $31.5 million to acquire and convert all outstanding Main Street shares and pay associated fees. The value of the common stock was determined based on the average price of Sovereign's shares over the ten day period preceding closing as provided in the purchase agreement. The acquisition enhanced Sovereign's market share throughout its existing service area in eastern Pennsylvania.

      The purchase price was allocated to the assets and liabilities acquired of Main Street based on fair value as of March 8, 2002 (dollars in millions):

Assets
Investments                                                            $  305.9
Loans:
   Commercial                                                             527.0
   Consumer                                                               152.7
   Residential                                                            165.6
                                                                       --------
      Total loans                                                         845.3
Less allowance for loan losses                                            (14.9)
                                                                       --------
      Total loans, net                                                    830.4
Federal funds and cash                                                    239.3
Premises and equipment, net                                                26.0
Other real estate owned                                                     0.8
Prepaid expenses and other assets                                          14.9
Core deposit intangible                                                    34.4
Goodwill                                                                   69.6
                                                                       --------

      Total assets                                                     $1,521.3
                                                                       ========

Liabilities
Deposits:
   Core                                                                $  700.6
   Time                                                                   554.6
                                                                       --------
      Total deposits                                                    1,255.2
Borrowings and long-term debt                                              86.9
Other liabilities                                                          23.7
Trust preferred securities                                                 10.0
                                                                       --------

Total liabilities                                                      $1,375.8
                                                                       ========

      In connection with the Main Street acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2002 and the nine-month period ended September 30, 2002 for an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform Main Street's allowance for loan losses to Sovereign's reserve policies and for merger related expenses of $15.9 million pre-tax ($10.3 million net of tax).

      These merger-related expenses include the following:

Community grants                                                       $  1,000
Branch and office consolidations                                         11,338
Account conversion and other                                              3,533
                                                                       --------
                                                                       $ 15,871
                                                                       ========

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(13) STOCK BASED COMPENSATION

      Sovereign adopted the expense recognition provisions of SFAS No. 123 "Accounting for Stock Based Compensation" for stock based employee compensation awards during the third quarter ending September 30, 2002. Management made this election since it believes, in light of recent events, it is the preferable method of accounting in this area. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, "Accounting for Stock Issued to Employees." Sovereign estimates the fair value of option grants issued subsequent to January 1, 2002 using a Black-Scholes option pricing model and expenses this value over the vesting periods as required in SFAS No. 123. Reductions to compensation expense associated with forfeited options are recorded in the period that the forfeitures occur.

      The recognition transition provisions of SFAS No. 123 require that it be applied to all awards granted at the beginning of the fiscal year in which the statement is first applied. Previously reported results for the quarters ended June 30, 2002 and March 31, 2002 have been adjusted in accordance with the existing transition provisions of SFAS No. 123. As a result of this accounting change, Sovereign recorded non-cash after-tax charges as additional compensation expense of $2.1 million and $1.5 million for the three-month periods ended June 30, 2002 and March 31, 2002, respectively. The net income and fully-diluted earnings per share impacts of adopting this statement were $2.0 million and $0.01 for the three-months ended September 30, 2002 and $5.6 million and $0.02 per share for the nine-months ended September 30, 2002.

      The fair values for the 2002 option grants were estimated at the date of grant using a Black-Scholes option pricing model based on the following assumptions:

      Expected volatility                                  34.60% - 38.30%
      Expected life in years                                      6
      Stock price on the date of grant                     $12.77 - $15.10
      Exercise price                                       $12.77 - $15.10
      Weighted average exercise price                          $12.84
      Weighted average fair value                               $5.28
      Expected dividend yield                                .66% - .78%
      Risk-free interest rate                               3.37% - 5.05%
      Vesting period in years                                   1 - 3

      The following tables reflect the impact resulting from the adoption of SFAS No. 123 on our financial results for the first and second quarters:

                                                          June 30, 2002    June 30, 2002
(dollars in millions, except per share amounts)            As Reported      As Adjusted
                                                           -----------      -----------
Other assets                                                $ 1,425.4        $ 1,426.7
Total assets                                                 38,237.8         38,239.1
Retained earnings                                               912.1            910.0
Stockholders' equity                                          2,540.6          2,541.9
Compensation and benefits                                        89.5             92.3
Net income                                                       92.4             90.3
Diluted EPS                                                     $0.33            $0.32
Weighted average diluted shares (in millions)                   282.2            281.2

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(13) STOCK BASED COMPENSATION (continued)

                                                        March 31, 2002     March 31, 2002
(dollars in millions, except per share amounts)         As Reported         As Adjusted
                                                        -----------         -----------
Other assets                                             $ 1,376.8           $ 1,377.4
Total assets                                              36,833.4            36,834.0
Retained earnings                                            826.3               824.8
Stockholders' equity                                       2,402.9             2,403.4
Compensation and benefits                                     83.9                86.0
Net income                                                    66.9                65.4
Diluted EPS                                                   0.25                0.24
Weighted average diluted shares (in millions)                269.9               269.0

      Since SFAS No. 123 has not been applied to awards granted in prior years, the reported results of prior periods are not comparable. The impact to our reported annual results for 2001 and 2000 is disclosed in footnote 16 in our annual report filed on Form 10-K. If Sovereign had adopted SFAS No. 123 when this pronouncement was originally issued, net income for the three-month and nine-month periods ended September 30, 2002 would have been further reduced by $0.3 million and $4.8 million.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The statement requires gains and losses from debt extinguishments to be classified as income from operations rather than as extraordinary items. The Company will adopt this statement on January 1, 2003.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and with exit and restructuring activities previously covered by Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". This statement nullifies EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9." This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution that does not qualify as a business combination. The

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (continued)

(14) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, "Business Combinations". Since Sovereign has accounted for all of its previous bank acquisitions as business combinations, identifying core deposit intangibles separate from goodwill, the adoption of the pronouncement has no impact on our financial position or results of operations.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

      Net income, including special charges discussed below, was $248.9 million, or $.90 per share, for the nine-month period ended September 30, 2002, as compared to $43.4 million, or $.17 per share, for the same period in 2001. Operating earnings, as defined below, for 2002 increased 23% to $263.1 million, or $.95 per share, as compared to $213.5 million, or $.84 per share, for 2001. Cash earnings, as defined below, for the nine-month period ended September 30, 2002 increased 10% to $311.4 million, or $1.12 per share, up from $282.7 million, or $1.11 per share, for the same period in 2001.

      Operating earnings exclude certain special items for 2002 and 2001. Special charges for the nine months ended September 30, 2002 and 2001 were $14.2 million and $170.2 million, respectively, after tax, and are outlined in the Reconciliation of Net Income to Operating and Cash Earnings table on the following page. Cash earnings are operating earnings excluding the net effects of amortization of intangible assets, stock option expense, and ESOP-related expense.

      Cash return on average equity and cash return on average total assets, excluding special charges discussed above, were 16.90% and 1.12% for the nine-month period ended September 30, 2002 compared to 18.01% and 1.11% for the same period in 2001.

      Effective January 1, 2002, the Company ceased to amortize goodwill in accordance with SFAS No. 142 (see Note 11 in Notes to Consolidated Financial Statements). Had SFAS No. 142 been applied as of January 1, 2001, net income and operating earnings in the prior year would have increased by $7.5 million and $21.8 million for the three-months ended and the nine-months ended September 30, 2001, respectively.

      In the third quarter of 2002, Sovereign adopted the expense recognition provisions of SFAS No. 123 "Accounting for Stock Based Compensation". See Note 13 in Notes to Consolidated Financial Statements for a discussion of the current year impact resulting from the adoption of this statement.

Critical Accounting Policies

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Reconciliation of Net Income to Operating and Cash Earnings (In thousands, except per share data - all amounts are after tax)

                                                           Three-month Period                          Nine-Month Period
                                                           Ended September 30,                         Ended September 30,
                                                 -------------------------------------       -------------------------------------
                                                      Total               Per Share               Total               Per Share
                                                 -------------------------------------       -------------------------------------
                                                 2002       2001       2002       2001       2002       2001       2002       2001
                                                 ----       ----       ----       ----       ----       ----       ----       ----
Net income as reported                         $ 93,139   $  8,616   $    .33   $    .03   $248,901   $ 43,361   $    .90   $    .17
Loss on the early extinguish-
  ment of debt                                       --         --         --         --         --      6,549         --        .03
Main Street Bancorp acquisition:
  Merger-related and
    integration costs                                --         --         --         --     10,316         --        .04         --
  Provision for loan losses                          --         --         --         --      3,900         --        .01         --
Restructuring expense                                --         --         --         --         --      5,525         --        .02
Non-solicitation expense                             --     64,226         --        .25         --    158,106         --        .62
                                               --------   --------   --------   --------   --------   --------   --------   --------
Operating earnings                             $ 93,139   $ 72,842   $    .33   $    .28   $263,117   $213,541   $    .95   $    .84
  Amortization of intangibles                  $ 13,545   $ 21,811   $    .05   $    .08   $ 40,851   $ 67,872   $    .14   $    .27
  Stock option expense                            2,020         --        .01         --      5,583         --        .02         --
  ESOP expense                                      641        367         --         --      1,817      1,249        .01         --
                                               --------   --------   --------   --------   --------   --------   --------   --------

Cash earnings                                  $109,345   $ 95,020   $    .39   $    .36   $311,368   $282,662   $   1.12   $   1.11
                                               ========   ========   ========   ========   ========   ========   ========   ========
Weighted average
   diluted shares                               281,007    263,423                          277,299    254,849

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
              NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 AND 2001
                                (in thousands)

                                                               2002                                        2001
                                             -----------------------------------------    ------------------------------------------
                                                               Tax Equivalent   Yield/                      Tax Equivalent    Yield/
                                             Average Balance      Interest       Rate     Average Balance      Interest        Rate
                                             ---------------      --------       ----     ---------------      --------        ----
EARNING ASSETS
INVESTMENTS                                   $ 10,906,552      $    513,151     6.28%      $ 8,553,457      $    447,908      6.99%

LOANS:
   Commercial loans                              9,304,899           419,063     5.98%        8,184,335           488,406      7.94%
   Consumer loans                                7,580,167           386,394     6.82%        6,546,256           389,475      7.95%
   Residential loans                             4,690,543           241,530     6.87%        6,681,947           386,215      7.71%
                                              ------------      ------------     ----      ------------      ------------      ----
   Total loans                                  21,575,609         1,046,987     6.47%       21,412,538         1,264,096      7.87%
   Allowance for loan losses                      (285,155)               --       --          (254,676)               --        --
                                              ------------      ------------     ----      ------------      ------------      ----
      NET LOANS                                 21,290,454         1,046,987     6.55%       21,157,862         1,264,096      7.96%
                                              ------------      ------------     ----      ------------      ------------      ----

      TOTAL EARNING ASSETS                      32,197,006         1,560,138     6.46%       29,711,319         1,712,004      7.69%
   Other assets                                  4,932,536                --       --         4,473,873                --        --
                                              ------------      ------------     ----       -----------      ------------      ----
      TOTAL ASSETS                            $ 37,129,542      $  1,560,138     5.60%      $34,185,192      $  1,712,004      6.68%
                                              ============      ============     ====       ===========      ============      ====

FUNDING LIABILITIES
DEPOSITS:
   Core deposits                              $ 17,446,256      $    149,798     1.15%      $15,200,070      $    229,025      2.01%
   Time deposits                                 7,460,509           196,926     3.53%        8,447,117           350,601      5.54%
                                              ------------      ------------     ----      ------------      ------------      ----
      TOTAL DEPOSITS                            24,906,765           346,724     1.86%       23,647,187           579,626      3.28%
                                              ------------      ------------     ----      ------------      ------------      ----

BORROWED FUNDS:
   FHLB advances                                 6,046,948           227,971     4.98%        5,832,735           232,593      5.26%
   Repurchase agreements                           549,499             9,652     2.32%          485,439            15,273      4.15%
   Other borrowings                              1,967,891            94,114     6.36%        1,327,571            96,680      9.72%
                                              ------------      ------------     ----      ------------      ------------      ----
      TOTAL BORROWED FUNDS                       8,564,338           331,737     5.13%        7,645,745           344,546      5.96%
                                              ------------      ------------     ----      ------------      ------------      ----

 TOTAL FUNDING LIABILITIES                      33,471,103           678,461     2.70%       31,292,932           924,172      3.93%
   Other liabilities                             1,194,881                --       --           793,102                --        --
                                              ------------      ------------     ----      ------------      ------------      ----
      TOTAL LIABILITIES                         34,665,984           678,461     2.60%       32,086,034           924,172      3.84%

STOCKHOLDERS' EQUITY                             2,463,558                --       --         2,099,158                --        --
                                              ------------      ------------     ----      ------------      ------------      ----

TOTAL LIABILITIES
AND STOCKHOLDERS' EQUITY                      $ 37,129,542      $    678,461     2.43%     $ 34,185,192      $    924,172      3.60%
                                              ============      ============     ====      ============      ============      ====

NET INTEREST INCOME                                             $    881,677                                 $    787,832
                                                                ============                                 ============

NET INTEREST SPREAD (1)                                                          3.17%                                         3.08%
                                                                                 ====                                          ====
NET INTEREST MARGIN (2)                                                          3.66%                                         3.55%
                                                                                 ====                                          ====

(1) Represents the difference between the yield on total assets and the cost of total liabilities and stockholders' equity.
(2) Represents taxable equivalent net interest income divided by average interest-earning assets

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

      Net interest income for the three-month and nine-month periods ended September 30, 2002 was $297.6 million and $866.5 million compared to $270.8 million and $776.6 million for the same periods in 2001. This increase was attributable to an increase in the average balance of earning assets, principally investments, and improvements of 3 and 11 basis points in net interest margin for the three-month and nine-month periods ended September 30, 2002, respectively, over the same periods in 2001. Net interest margin was 3.62% and 3.66% for the three-month and nine-month periods ended September 30, 2002 compared to 3.59% and 3.55% for the same periods in 2001. Net interest margin has contracted from the prior two quarters in 2002, due to the flattening of the yield curve, the continued repricing of short duration consumer and commercial loans, a competitive deposit pricing environment and the sale of longer duration mortgage-backed securities. Although market interest rates declined in 2002, the Company's net interest margin expanded compared to the prior year as a significant portion of the growth in earning assets was funded by lower cost core deposits.

      Interest on investment securities and interest earning deposits was $173.5 million and $501.6 million for the three-month and nine-month periods ended September 30, 2002 compared to $175.0 million and $440.5 million for the same periods in 2001. The average balance of investment securities was $10.9 billion with an average tax equivalent yield of 6.28% for the nine-month period ended September 30, 2002 compared to an average balance of $8.6 billion with an average yield of 6.99% for the same period in 2001.

      Interest and fees on loans were $350.9 million and $1.0 billion for the three-month and nine-month periods ended September 30, 2002 compared to $388.4 million and $1.3 billion for the same periods in 2001. The average balance of loans was $21.6 billion with an average yield of 6.47% for the nine-month period ended September 30, 2002 compared to an average balance of $21.4 billion with an average yield of 7.87% for the same period in 2001. Average balances of commercial and consumer loans in 2002 increased $1.1 billion and $1.0 billion as compared to 2001 primarily due to loan originations and the Main Street acquisition. Average residential loans declined $2.0 billion primarily due to scheduled payments and prepayments, and a residential loan sale, offset by residential loan purchases. These changes in loan balances are consistent with Sovereign's strategy to emphasize commercial and consumer lending. The decrease in loan rates is due to declining market interest rates and the aforementioned shift in the components of the loan portfolio, which now includes more variable rate and shorter maturity assets.

      Interest on deposits was $119.4 million and $346.7 million for the three-month and nine-month periods ended September 30, 2002 compared to $165.5 million and $579.6 million for the same periods in 2001. The average balance of deposits was $24.9 billion with an average cost of 1.86% for the nine-month period ended September 30, 2002 compared to an average balance of $23.6 billion with an average cost of 3.28% for the same period in 2001. The increase in the balance of deposits is due to the success of product initiatives to grow core deposits and the Main Street acquisition. The decrease in average cost year to year is due primarily to declining market interest rates.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Interest on borrowed funds was $107.4 million and $331.7 million for the three-month and nine-month periods ended September 30, 2002 compared to $127.0 million and $344.5 million for the same periods in 2001. The average balance of borrowings was $8.6 billion with an average cost of 5.13% for the nine-month period ended September 30, 2002 compared to an average balance of $7.6 billion with an average cost of 5.96% for the same period in 2001. Wholesale borrowings are currently an attractive source of funding.

      On November 6, 2002, the Federal Open Market Committee decided to lower its target for the federal funds rate by 50 basis points to 1 1/4 percent. Based on our current asset and liability position, as well as existing commitments, we do not expect that this action will have a material adverse impact on our net interest margin in the fourth quarter of 2002 or in the early part of 2003.

Provision for Loan Losses

      The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and nine-month periods ended September 30, 2002 was $38.0 million and $110.5 million, respectively compared to $22.0 million and $65.1 million for the same periods in 2001.

      The increase in the provision over 2001 was based on several factors:

      - One large commercial loan totaling $17.1 million was charged off in the amount of $15.5 million in the first and second quarter. The remaining balance on this loan has been collected.

      - In the first quarter, a $2.3 million charge-off was taken associated with the sale of $20.5 million in non-performing residential mortgages.

      - A $6.0 million provision was taken relative to the Main Street acquisition.

      - An increase in non-accrual commercial loans during each quarter, due to the current overall environment which remains less than favorable.

      - Loan growth of 10% from December 31, 2001 has also contributed to the increase in the current year provision compared with the prior year.

      Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as middle market asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on commercial business and consumer lending in future periods, management will regularly evaluate Sovereign's loan portfolios, and its allowance for loan losses, and will adjust the loan loss allowance as is necessary.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Sovereign's net charge-offs for the nine-month period ended September 30, 2002 were $94.8 million and consisted of charge-offs of $122.3 million and recoveries of $27.5 million. This compared to net charge-offs of $64.4 million consisting of charge-offs of $88.6 million and recoveries of $24.2 million for the nine-month period ended September 30, 2001. The increased level of charge-offs was driven by the events discussed above.

      The following table presents the activity in the allowance for possible loan losses for the periods indicated:

                                                   Nine-month Period Ended September 30,
                                                          2002            2001
                                                          ----            ----
Allowance, beginning of period                          $264,667        $256,356
Charge-offs:
  Residential                                              4,957           6,999
  Commercial                                              64,836          31,684
  Consumer                                                52,509          49,891
                                                        --------        --------
      Total Charge-offs                                  122,302          88,574
                                                        --------        --------
Recoveries:
  Residential                                                353           2,145
  Commercial                                               3,551           1,203
  Consumer                                                23,613          20,879
                                                        --------        --------
      Total Recoveries                                    27,517          24,227
                                                        --------        --------

Charge-offs, net of recoveries                            94,785          64,347
Provision for possible loan losses                       110,500          65,100
Main Street's allowance
      for loan losses                                     14,877              --
                                                        --------        --------
Allowance, end of period                                $295,259        $257,109
                                                        ========        ========

Non-Interest Income

      Total non-interest income was $110.2 million and $314.0 million for the three-month and nine-month periods ended September 30, 2002 compared to $99.2 million and $326.0 million for the same periods in 2001. Excluding securities and related derivatives transactions, total fees and other income for the three-month and nine-month periods ended September 30, 2002 were $97.5 million and $276.9 million as compared to $94.8 million and $308.5 million for the same periods in 2001.

      Consumer banking fees were $47.7 million and $130.5 million for the three-month and nine-month periods ended September 30, 2002 as compared to $37.6 million and $116.5 million for the same periods in 2001. Average core deposit balances have grown 14.78% over the past year due primarily to the success of recent product initiatives. The increases in consumer banking fees of $10.1 million and $14.0 million for the three-month and nine-month periods ended September 30, 2002 are attributed to the increase in the number of core deposit accounts and balances, as well as new fee products.

      Commercial banking fees were $25.0 million and $71.3 million for the three-month and nine-month periods ended September 30, 2002 as compared to $21.6 million and $57.6 million for the same periods in 2001. This increase of $3.4 million and $13.7 million was primarily due to higher loan volumes, increased market share and increased cash management fee income.

      Mortgage banking revenue was $4.2 million and $20.3 million for the three-month and nine-month periods ended September 30, 2002, respectively, as compared to $20.3 million and $56.4 million for the same periods in 2001. The principal components of mortgage banking revenues included gains from the sale of mortgage

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

loans, servicing fees, amortization of mortgage servicing rights and changes in the valuation allowance related to mortgage servicing rights. The reduction in revenues during the three-month period ended September 30, 2002 compared with the corresponding period in the preceding year resulted primarily from a decline in gains on loan sales by $7.5 million to $14.3 million and an increase in the valuation allowance associated with mortgage servicing rights of $7.4 million. The reduction in revenues during the nine-month period ended September 30, 2002 compared with the corresponding period in the preceding year resulted primarily from a decline in gains on loan sales by $38.4 million to $21.8 million. Our remaining mortgage servicing right capitalized asset was approximately $51 million at September 30, 2002.

      Capital markets revenues totaled $4.4 million and $9.6 million for the three-month and nine-month periods ended September 30, 2002 compared with $2.3 million and $8.2 million for the same periods in 2001. The reason for the increase from the prior year is due to increases in our customer base.

      Miscellaneous income was $5.4 million and $13.5 million for the three-month and nine-month periods ended September 30, 2002 compared to $2.6 million and $39.8 million for the same periods in 2001. The nine months ended September 30, 2001 included a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania.

      Gain on investment securities and related derivatives transactions were $12.7 million and $37.1 million for the three-month and nine-month period ended September 30, 2002 compared to $4.4 million and $17.5 million for the same periods in 2001. The Company repositioned its investment portfolio with the sale of $2.0 billion of investment securities during the third and first quarter, resulting in gains of approximately $16.7 million and $20.0 million, respectively. The three-month period ended September 30, 2002 includes a charge of $4.0 million related to losses associated with CRA and venture capital equity investments. These investments have a book value of $23 million at September 30, 2002.

General and Administrative Expenses

      General and administrative expenses for the three-month and nine-month periods ended September 30, 2002 were $207.3 million and $607.1 million, respectively, compared to $191.5 million and $580.9 million for the same periods in 2001, representing increases of $15.8 million and $26.2 million. The three-month period ended September 30, 2002 includes approximately $3.0 million of losses associated with sub-leasing facilities. Compensation costs increased due to insourcing of certain technology services, the 2002 impact of expensing stock options under SFAS No. 123 (see Note 13 in the Notes to Consolidated Financial Statements), and the Main Street acquisition. Expense reduction initiatives have favorably impacted occupancy and outside services.

Other Expenses

      Other expenses were $35.3 million and $123.3 million for the three-month and nine-month periods ended September 30, 2002 compared to $146.0 million and $396.9 million for the same periods in 2001. The nine-month period ended

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

September 30, 2001, includes $243.2 million of expense related to payments under the non-solicitation provisions of the New England Acquisition (defined below). In 2000, Sovereign acquired certain businesses from Fleet Boston Financial as more fully described in the 2001 Annual Report on Form 10-K, the "New England Acquisition." Also during the nine-month period ended September 30, 2001, Sovereign recorded an $8.5 million charge as the last element of a restructuring initiative related to its company-wide restructuring announced in November of 2000. The restructuring, completed over the first quarter of 2001 and last quarter of 2000, resulted in elimination of over 600 positions and the closure of 14 in-store offices to consolidate efforts within our geographic footprint. Merger-related and integration charges of $15.9 million ($10.3 million or $0.04 per share, net of tax) related to the Main Street acquisition were recorded in the three-month period ended March 31, 2002. (See Note 12 to the Consolidated Financial Statements). As of September 30, 2002, substantially all costs incurred in connection with the restructuring activities have been incurred.

      Results for the three-month and nine-month periods ended September 30, 2002 included amortization of core deposit intangibles of $20.0 million and $60.7 million. Results for the three and nine month periods ended September 30, 2001 include $32.6 million and $101.4 million for amortization of goodwill and core deposit intangibles. Effective January 1, 2002, the Company discontinued goodwill amortization as a result of the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (See Notes to Consolidated Financial Statements in Part I of this document). No impairment charges were required to be recorded as a result of adoption of this statement.

Income Tax Provision

      The income tax provision was $33.9 million and $90.7 million for the three-month and nine-month periods ended September 30, 2002 compared to $1.9 million and $9.8 million for the same periods in 2001. The effective tax rate for the three-month and nine-month periods ended September 30, 2002 was 26.7%, compared to 17.7% and 16.3% for the same periods in 2001. The current year tax rate differs from the statutory rate of 35% due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for the 2001 quarters is lower than the current year rate due to the high proportion of permanent tax differences, in relation to the low level of recorded pretax income.

Extraordinary Item

      In last year's reported results, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was used to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pretax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Loan Portfolio

      At September 30, 2002, commercial loans totaled $9.8 billion representing 44% of Sovereign's loan portfolio, compared to $8.6 billion or 42% of the loan portfolio at December 31, 2001 and $8.3 billion or 41% of the loan portfolio at September 30, 2001. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $8.1 billion at September 30, 2002, representing 36% of Sovereign's loan portfolio, compared to $6.8 billion or 33% of the loan portfolio at December 31, 2001 and $6.8 billion or 33% of the loan portfolio at September 30, 2001. The increase in the commercial and consumer portfolios is due to our increased emphasis on these loan types, decreased emphasis on residential mortgage loans and the purchase of Main Street Bancorp.

      Residential mortgage loans decreased $484.7 million to $4.5 billion at September 30, 2002 and now represent 20% of Sovereign's loan portfolio as compared to $5.0 billion and 25% at December 31, 2001. The decrease is consistent with the Company's strategy to de-emphasize this portfolio and resulted from scheduled payments and prepayments and a sale of non-performing residential loans, offset by residential loan purchases. At September 30, 2001 residential mortgage loans totaled $5.3 billion representing 26% of the loan portfolio.

Non-Performing Assets

      At September 30, 2002 Sovereign's non-performing assets increased by $32.0 million to $276.7 million compared to $244.7 million at December 31, 2001. This increase is due to increases in non-performing commercial loans, offset by a decline in residential non-performing loans as a result of the sale of certain residential assets in the first quarter of 2002 and third and second quarter declines in residential non-performing assets. Non-performing assets as a percentage of total assets was .70% at September 30, 2002 and .69% at December 31, 2001. Sovereign generally places all commercial loans and residential loans with loan to values greater than 50% on non-performing status at 90 days or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on real estate loans are fully reserved or charged off.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The following table presents the composition of non-performing assets at the dates indicated:

                                                    September 30,    December 31,
                                                        2002             2001
                                                        ----             ----
Non-accrual loans:
      Commercial                                     $  127,418       $  100,993
      Commercial real estate                             41,850           18,776
      Consumer                                           31,066           28,032
      Residential                                        53,919           76,737
                                                     ----------       ----------
Total non-accrual loans                                 254,253          224,538
Restructured loans                                        1,087            1,280
                                                     ----------       ----------
Total non-performing loans                              255,340          225,818
Other real estate owned                                  14,128           12,076
Other repossessed assets                                  7,281            6,852
                                                     ----------       ----------
Total non-performing assets                          $  276,749       $  244,746
                                                     ==========       ==========

Past due 90 days or more as to interest
or principal and accruing interest (1)               $   40,723       $   54,599

Non-performing assets as a percentage
of total assets                                             .70%             .69%

Non-performing loans as a percentage
of total loans                                             1.14%            1.11%

Non-performing assets as a percentage of
total loans and real estate owned                          1.23%            1.20%

Allowance for loan losses as a percentage
of total non-performing assets                            106.7%           108.1%

Allowance for loan losses as a percentage
of total non-performing loans                             115.6%           117.2%

(1) Includes consumer and residential loans of $39.8 million and $51.0 million at September 30, 2002 and December 31, 2001, respectively.

      Loans ninety (90) days or more past due and still accruing interest fell by $13.8 million from December 31, 2001 to September 30, 2002. Ninety day delinquencies fell in all three categories, residential by $8.3 million, consumer by $2.8 million, and commercial by $2.7 million.

      Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $71.9 million and $120 million at September 30, 2002 and December 31, 2001, respectively.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

      The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated:



                                    September 30, 2002     December 31, 2001
                                    ------------------     -----------------
                                            % of Loans             % of Loans
                                                to                     to
                                   Amount   Total Loans   Amount   Total Loans
                                   ------   -----------   ------   -----------
Allocated allowance:
Commercial loans                  $188,472         44%   $162,720         42%
Consumer loans                      72,417         36      59,555         33
Residential real estate
  mortgage loans                    18,704         20      20,724         25
Unallocated allowance               15,666        n/a      21,668        n/a
                                  --------        ---    --------        ---
Total allowance for loan losses   $295,259        100%   $264,667        100%
                                  ========        ===    ========        ===

      The adequacy of Sovereign's allowance for loan losses is regularly evaluated. Management's evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, delinquency trends, economic conditions and industry trends when determining the allowance. Management believes the shift in loan composition from residential into commercial and consumer brings higher inherent risk.

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

      The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, peer group loss experience, and projected loss experience. While this analysis is conducted quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

      Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $162.7 million at December 31, 2001 to $188.5 million at September 30, 2002. This increase is warranted by the softening economy, the increase in non-performing and adversely classified loans in this sector and the addition of loans in part due to the Main Street acquisition.

      Consumer Portfolio. The allowance for the consumer loan portfolio increased from $59.6 million at December 31, 2001, to $72.4 million at September 30, 2002 due to increases in loan balances.

      Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $20.7 million at December 31, 2001 to $18.7 million at September 30, 2002. This change was due primarily to the reduction in size of the overall residential portfolio.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Unallocated Allowance. The unallocated allowance for loan losses decreased to $15.7 million at September 30, 2002 from $21.7 million at December 31, 2001. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to significant changes each reporting period due to certain inherent but undetected losses that are probable within the loan portfolio. This is due to several factors including delays in obtaining information regarding a customer's financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer conditions and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. Sovereign maintains an unallocated allowance to recognize the existence of these exposures.

Investment Securities

      Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh ("FHLB"), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign's mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of "AAA" by Standard and Poor's and Moody's at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2002 was 1.73 years.

      Total investment securities available-for-sale were $11.1 billion at September 30, 2002 and $9.6 billion at December 31, 2001. Investment securities held-to-maturity were $704.8 million at September 30, 2002 compared to $883.4 million at December 31, 2001. For additional information with respect to Sovereign's investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Goodwill and Core Deposit Intangible Assets

      Goodwill increased by $70.6 million and the gross carrying amount of core deposit intangibles increased by $34.4 million since December 31, 2001 primarily due to the Main Street acquisition. Year-to-date core deposit intangible amortization of $60.7 million has been recorded in 2002.

Deposits

      Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans.

      Total deposits at September 30, 2002 were $26.5 billion compared to $23.3 billion at December 31, 2001. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Borrowings

      Sovereign utilizes borrowings (original maturities of up to one year) as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2002 and December 31, 2001 were $3.1 billion and $2.7 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Long-Term Debt

      Long-term debt (original maturities greater than one year) were $6.0 billion and $6.3 billion at September 30, 2002 and December 31, 2001, respectively. See Note 8 in the Notes to Consolidated Financial Statements for additional information.

Trust Preferred Securities

      Sovereign has outstanding $397 million ($503 million par value) of mandatorily redeemable trust preferred obligations that have stated maturities ranging from 2027 through 2031 and have stated dividends of 7.50% to 9.875% of par value.

      As discussed in our 2001 annual report on Form 10-K in Note 12, Sovereign has outstanding a preferred capital security (Trust Preferred II) and associated warrants whose balance totaled $187.8 million and $91.5 million, respectively, at September 30, 2002. Sovereign may elect to redeem the Trust Preferred II securities and the warrants after November 20, 2002, if the value of Sovereign's common stock on 20 trading days out of the preceding 30 consecutive trading days and on the day the election is made exceeds $14.99.

Securitization Transactions

      Securitization transactions contribute to Sovereign's overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities ("SPEs"). The SPEs are either consolidated in or excluded from Sovereign's consolidated financial statements depending on whether the transactions qualify as a sale of assets in accordance with SFAS No. 140, "Transfers of Financial Assets and Liabilities" ("SFAS No. 140").

      Unconsolidated Securitizations - In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation ("QSPE") and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.4 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign's consolidated Balance Sheet at September 30, 2002. Sovereign's retained interests in such QSPEs were $100.6 million at September 30,

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2002. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign's subordinated interests in the QSPEs.

      Securitizations Consolidated in Sovereign's Financial Statements - In a transaction consummated in November 2001, the "November 2001 transaction", Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to SPEs. The transaction is classified as a financing under SFAS No. 140, and therefore the SPEs are consolidated in Sovereign's financial statements in accordance with generally accepted accounting principles. At September 30, 2002, Sovereign had $957 million of indirect automobile loans, $821 million of debt and $64 million of minority interest reflected on its Consolidated Balance Sheet related to consolidated SPEs. See "Minority Interests" below.

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

Minority Interests

      Minority interests represent the equity value and earnings attributable to that portion of consolidated subsidiaries which are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in trust preferred securities and other minority interest expense on the Consolidated Statements of Operations.

      As part of the November 2001 transaction, Sovereign received $64 million from the sale to outside investors of controlling ownership interests in SPEs formed to issue debt and equity interests as parts of a financing transaction which raised a total of $885 million for Sovereign. See "Securitization Transactions" in the preceding sections of this document.

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

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Termination of Employee Stock Ownership Plan

      Sovereign discontinued in 2002, the employee stock ownership plan it assumed upon acquisition of Peoples Bancorp Inc., in 1999. The Plan repaid debt owed to Sovereign with the proceeds of unallocated Sovereign shares, which the Plan sold. Shares allocated to active plan participants will be distributed to those participants following approval of the Plan of Termination by the Internal Revenue Service.

Bank Regulatory Capital

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

      The OTS Order, as amended, applicable to the approval of the New England Acquisition (the "OTS Order") requires Sovereign Bank to be "Well Capitalized" and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign's lenders also require Sovereign Bank to be "Well Capitalized" at all times and in compliance with all regulatory requirements. To be "Well Capitalized," a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order requires Sovereign to maintain certain Tier 1 capital levels.

      At September 30, 2002 and December 31, 2001, Sovereign and Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order.

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

2000, as amended, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank's examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2002 and December 31, 2001 (in thousands):

                                                             TIER 1           TIER 1           TOTAL
REGULATORY CAPITAL                         TANGIBLE         LEVERAGE        RISK-BASED      RISK-BASED
                                          CAPITAL TO       CAPITAL TO       CAPITAL TO      CAPITAL TO
                                           TANGIBLE         TANGIBLE      RISK ADJUSTED    RISK ADJUSTED
                                            ASSETS           ASSETS           ASSETS          ASSETS
                                        -------------    -------------    -------------    -------------
Sovereign Bank at September 30, 2002:
Regulatory capital                      $   2,791,640    $   2,794,585    $   2,695,770    $   2,968,603
Minimum capital requirement (1)               758,941        2,656,500        1,117,940        2,934,593
                                        -------------    -------------    -------------    -------------
    Excess                              $   2,032,699    $     138,085    $   1,577,830    $      34,010
                                        =============    =============    =============    =============
Capital ratio                                    7.36%            7.36%            9.65%           10.62%

Sovereign Bank at December 31, 2001:
Regulatory capital                      $   2,464,222    $   2,470,620    $   2,368,893    $   2,616,871
Minimum capital requirement (1)               685,584        2,399,545          979,792        2,571,955
                                        -------------    -------------    -------------    -------------
    Excess                              $   1,778,638    $      71,075    $   1,389,101    $      44,916
                                        =============    =============    =============    =============
Capital ratio                                    7.19%            7.21%            9.67%           10.68%

(1) Minimum capital requirement as defined by OTS Regulations, or the OTS Order, whichever is higher.

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

      Factors which impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2002, Sovereign had $6.2 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

      Sovereign's holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank declared and paid dividends to the parent company of $140 million in 2002. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

equity markets. The OTS has approved payment of up to $160 million of additional dividends throughout the remainder of 2002 as long as Sovereign and Sovereign Bank comply with the covenants contained within their dividend approval request.

      Cash and cash equivalents increased $328.8 million for 2002. Net cash provided by operating activities was $124 million for 2002. Net cash used by investing activities for 2002 was $1.8 billion and consisted primarily of the purchase of investments of $8.2 billion, purchase of loans of $1.5 billion and the net change in loans other than purchases and sales of $1.8 billion offset by sales, repayments and maturities of investments of $7.5 billion and proceeds from loan sales of $2.0 billion. Net cash provided by financing activities for 2002 was $2.1 billion which was primarily due to an increase in deposits.

Contractual Obligations and Commercial Commitments

      Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations                           Payments Due by Period
(in thousands of dollars)                         ----------------------

                                            Less than     Over 1 yr    Over 3 yrs       Over
                                Total         1 year      to 3 yrs      to 5 yrs        5 yrs
                             -----------   -----------   -----------   -----------   -----------
Borrowings                   $ 3,117,483   $ 3,117,483   $        --   $        --   $        --
Securities sold under
   repurchase agreements         155,000            --            --       155,000            --
FHLB advances                  3,892,688       100,000       313,450           306     3,478,932
Other debt                     1,949,709        50,380       525,071       553,258       821,000
Trust Preferred securities       502,500            --            --            --       502,500
Certificates of deposit        7,508,889     5,576,910     1,674,658       170,351        86,970
Operating leases                 780,775       105,092       291,732        95,334       288,617
                             -----------   -----------   -----------   -----------   -----------
Total contractual cash
   obligations               $17,907,044   $ 8,949,865   $ 2,804,911   $   974,249   $ 5,178,019
                             ===========   ===========   ===========   ===========   ===========

      Certain of Sovereign's contractual obligations require Sovereign to maintain certain financial ratios and to maintain a "well capitalized" regulatory status. Sovereign has complied with these covenants as of September 30, 2002 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign's lenders. Due to cross-default provisions in certain of Sovereign's debt agreements, if more than $25 million of Sovereign's debt is in default, $875 million of senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

                   Amount of Commitment Expiration Per Period

                              Total
 Other Commercial            Amounts      Less than    Over 1 yr   Over 3 yrs
   Commitments              Committed       1 year     to 3 yrs     to 5 yrs     Over 5 yrs
   -----------              ---------       ------     --------     --------     ----------
Commitments to
    extend credit           $7,593,647   $4,668,988   $1,077,048   $  361,055   $1,486,556
Standby letters of credit      885,102      295,743      171,995      396,837       20,527
Loans sold with recourse        16,870           --           --           --       16,870
Forward contracts            1,106,037    1,101,037        5,000           --           --
                            ----------   ----------   ----------   ----------   ----------
Total commercial
    commitments             $9,601,656   $6,065,768   $1,254,043   $  757,892   $1,523,953
                            ==========   ==========   ==========   ==========   ==========

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

      Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At September 30, 2002 and December 31, 2001, the general level of interest rates represented a unique economic environment in which several of Sovereign's declining interest rate simulation scenarios would not apply. At September 30, 2002, if interest rates dropped in parallel 100 basis points Sovereign estimates that net interest income would fall 4.3%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 6.6%

      Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of September 30, 2002, the one year cumulative gap was 7%, compared to 9% at December 31, 2001 indicating Sovereign could benefit from rising rates.

      Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of September 30, 2002, the NPV as a percentage of the present value of assets was 9.61% as compared to 11.68% at December 31, 2001. Management reviews the sensitivity of NPV to changes in interest rates. As of September 30, 2002, a 200 basis point rise in interest rates would increase the NPV ratio by 1.75% as compared to 1.18% at December 31, 2001 and a 100 basis point decline in interest rates would decrease the NPV ratio by .72% as compared to .45% at December 31, 2001.

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

      Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At September 30, 2002, Sovereign's principal hedging transactions were to convert liabilities from floating rate to fixed rate for interest rate risk management purposes.

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

      Through the Company's capital markets, mortgage-banking and precious metals activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to trading positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Incorporated by reference from Part I, Item 2. "Management's Discussion and Analysis of Results of Operations and Financial Condition - Asset and Liability Management" hereof.

Item 4. Controls and Procedures

      Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and the participation of the Company's management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the date the Company completed its evaluation. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

            (3.2) By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002.

            (10.1) Employment agreement by and between Sovereign Bancorp, Inc.
                   and James J. Lynch dated September 16, 2002.

            (99.1) Chief Executive Officer certification pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (99.2) Chief Financial Officer certification pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

      On August 14, 2002, the Company filed a current report on Form 8-K dated August 14, 2002, reporting information under Items 7 and 9.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SOVEREIGN BANCORP, INC.
                                               (Registrant)

Date November 14, 2002                  /s/Jay S. Sidhu
                                        ----------------------------------------
                                                 Jay S. Sidhu, Chairman,
                                         Chief Executive Officer and President
                                                 (Authorized Officer)

Date November 14, 2002                  /s/James D. Hogan
                                        ----------------------------------------
                                                   James D. Hogan
                                               Chief Financial Officer

                                 CERTIFICATIONS

      I, Jay S. Sidhu, Chief Executive Officer of Sovereign Bancorp, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Sovereign Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                      /s/ Jay S. Sidhu
                                                      -----------------------
                                                      Jay S. Sidhu
                                                      Chief Executive Officer

      I, James D. Hogan, Chief Financial Officer of Sovereign Bancorp, Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Sovereign Bancorp, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                      /s/ James D. Hogan
                                                      -----------------------
                                                      James D. Hogan
                                                      Chief Financial Officer

                    SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

      (3.1) Articles of Incorporation, as amended and restated, of Sovereign
            Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign's Registration Statement No. 333-86961-01 on Form S-3)

      (3.2) By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002.

     (10.1) Employment agreement by and between Sovereign Bancorp, Inc. and James J. Lynch dated September 16, 2002.

     (99.1) Chief Executive Officer certification pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (99.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section
            1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.