Form 10-K
period 2002-12-31
SOVEREIGN BANCORP INC
filed 2003-03-25
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the fiscal year ended December 31, 2002, or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the transition period from N/A to      .

Commission File Number 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other Jurisdiction	(I.R.S.Employer Identification No.)
of Incorporation or Organization)

1500 Market Street, Philadelphia, Pennsylvania (Address of Principal Executive Offices)	19102 (Zip Code)

(215) 557-4630

Registrant’s Telephone Number

Securities registered pursuant to Section 12(B) of the Act:

Name of
Exchange on
Title	Which Registered

Common stock, no par value	NYSE
PIERS Units	NYSE
8.75% Preferred Capital Securities	NYSE
(Sovereign Capital Trust III)

Securities registered pursuant to Section 12(G) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes {X} No { }

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $3,205,163,339 at March 3, 2003. As of March 3, 2003, the Registrant had 261,761,760 shares of Common Stock outstanding.

Documents incorporated by reference

Responses to Items 10, 11, 12 and 13 of Part III of this Form 10-K are incorporated herein by reference from the Registrant’s definitive Proxy Statement to be used in connection with its 2003 Annual Meeting of Shareholders.

Sovereign Bancorp 1

FORM 10-K CROSS REFERENCE INDEX		PAGE
Forward-Looking Statements		3-4
Part I
Item 1	- Business	4-10
Item 2	- Properties	10
Item 3	- Legal Proceedings	10
Item 4	- Submission of Matters to a Vote of Security Holders	10
Item 4A	- Executive Officers of the Registrant	10-11
Part II
Item 5	- Market for the Registrant’s Common Equity and Related Stockholder Matters	12
Item 6	- Selected Financial Data	13
Item 7	- Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-43
Item 7A	- Quantitative and Qualitative Disclosures About Market Risk	43
Item 8	- Financial Statements and Supplementary Data	43-92
Item 9	- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Part III
Item 10	- Directors and Executive Officers of the Registrant	93
Item 11	- Executive Compensation	93
Item 12	- Security Ownership of Certain Beneficial Owners and Management	93
Item 13	- Certain Relationships and Related Transactions	93
Item 14	- Controls and Procedures	93
Part IV
Item 15	- Exhibits, Financial Statement Schedules and Reports on Form 8-K	93-95
Signatures		96
Certifications		97-98

2    Sovereign Bancorp

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2002 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including statements relating to:

•	growth in net income, shareholder value and internal tangible equity generation;

•	growth in earnings per share;

•	return on equity;

•	return on assets;

•	efficiency ratio;

•	Tier 1 leverage ratio;

•	annualized net charge-offs and other asset quality measures;

•	fee income as a percentage of total revenue;

•	ratio of tangible equity to assets;

•	book value and tangible book value per share; and

•	loan and deposit portfolio compositions, employee retention, deposit retention, asset quality and reserve adequacy.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	changes in consumer spending and savings habits;

Sovereign Bancorp    3

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality; and

•	Sovereign’s success in managing the risks involved in the foregoing.

If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements.

Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

PART I

Item 1. Business.

General

Sovereign Bancorp, Inc. (“Sovereign” or “the Company”), is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), a $40 billion financial institution with 525 community banking offices, approximately 1,000 ATMs and about 8,000 team members in Pennsylvania, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Delaware and Massachusetts. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial and asset-based loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans in the communities served by those offices. Sovereign also purchases portfolios of residential mortgage loans and other consumer loans throughout the United States.

Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 24 financial institutions, branch networks and related businesses since 1990. Fifteen of these acquisitions, with assets totaling approximately $24 billion, have been completed since 1995.

Sovereign is a Pennsylvania business corporation and its principal executive offices are located at 1500 Market Street, Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

Sovereign Bank is a federally chartered savings bank and operates in a heavily regulated environment. Changes in laws and regulations affecting Sovereign and its subsidiaries may have an impact on its operations. See “Business–Supervision and Regulation.”

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

In response to this need, in 1996, Sovereign initiated a strategy to transform itself from a traditional mortgage lender into a super-community bank by:

•	targeting small and medium size businesses through offering a broader array of commercial and business banking products and services;

•	changing the mix of its deposits and, while endeavoring to preserve its credit quality, changing the mix of its assets to be more characteristic of a commercial bank;

•	increasing its penetration into larger, more densely populated markets in the northeastern United States;

4    Sovereign Bancorp

•	preserving its orientation toward relationship banking and personalized service, as well as its sales-driven culture; and

•	increasing its non-interest income as a percentage of net income.

During 2000, Sovereign substantially completed its transformation by acquiring $12.3 billion of deposits, $8.0 billion of loans (exclusive of $1.1 billion of non-relationship mortgage loans sold immediately after the acquisition), and 281 community banking offices located in Massachusetts, Rhode Island, Connecticut and New Hampshire from FleetBoston Financial Corporation (the “New England Acquisition”). As a result of the New England Acquisition, Sovereign doubled its deposit base, changed the mix of loans and deposits to be more characteristic of a commercial bank, and increased the breadth and depth of senior and middle management.

Subsidiaries

Sovereign has seven direct wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I. Sovereign Delaware Investment Corporation is a Delaware corporation whose primary purpose is to purchase and hold certain investment securities. Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I are special-purpose statutory trusts created expressly for the issuance of preferred capital securities.

Employees

At December 31, 2002, Sovereign had 6,929 full-time and 1,078 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.

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

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding which is likely to have a material adverse effect on the financial condition or results of operations of the Company.

Supervision and Regulation

     General. Sovereign is a “savings and loan holding company ” registered with the Office of Thrift Supervision (“OTS”) under the Home Owners’ Loan Act (“HOLA”) and, as such, Sovereign is subject to OTS oversight and reporting with respect to certain matters. Sovereign Bank is charted as a federal savings bank, and is highly regulated by the OTS as to all its activities, and subject to extensive OTS examination, supervision, and reporting.

Sovereign Bancorp    5

Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, which is one of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.

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

Federal law empowers the Director of the OTS to take substantive action when the Director determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of any particular activity constitutes a serious risk to the financial safety, soundness or stability of a savings and loan holding company’s subsidiary savings institution. Specifically, the Director of the OTS may, as necessary, (i) limit the payment of dividends by the savings institution; (ii) limit transactions between the savings institution, the holding company and the subsidiaries or affiliates of either; (iii) limit any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Any such limits could be issued in the form of a directive having the legal efficacy of a cease and desist order.

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring Sovereign common stock may, alone or together with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present. As of December 31, 2002, no individual corporation or other entity owned more than 10% of Sovereign’s capital stock.

     Regulatory Capital Requirements. OTS regulations require savings associations to maintain minimum capital ratios. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks.

Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OTS regulations, an institution will be considered “well-capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. A savings institution’s capital category is determined with respect to its most recent thrift financial report filed with the OTS. In the event an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OTS regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital

6    Sovereign Bancorp

distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2002, Sovereign Bank met the criteria to be classified as “well-capitalized.”

The OTS Order (the “OTS Order”) issued in connection with the New England Acquisition required Sovereign Bank to be “well capitalized” and also to meet certain other additional capital ratio requirements above the regulatory minimum, and other conditions through December 31, 2002. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 leverage ratio and related liquidity levels. Additionally, Sovereign’s various agreements with its lenders also require it to cause Sovereign Bank to be “well-capitalized” at all times and in compliance with all regulatory requirements. As of December 31, 2002, Sovereign Bank was classified as well-capitalized and in compliance with the conditions and capital requirements discussed above. The OTS order expired on January 1, 2003.

     Standards for Safety and Soundness. The federal banking agencies adopted certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, information technology and data security practices, and compensation standards for officers, directors and employees. The implementation or enforcement of these guidelines has not had a material adverse effect on Sovereign’s results of operations.

     Insurance of Accounts and Regulation by the FDIC. Sovereign Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized and considered healthy pay no premium or reduced premiums while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay higher premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current rate for all insured institutions is 1.68 basis points for each $100 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

     Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act, as well as such additional limitations as the institutions’ primary federal regulator may

Sovereign Bancorp    7

adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as Sovereign and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies prohibits Sovereign Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits Sovereign Bank from making any equity investment in any affiliate that is not its subsidiary.

Restrictions on Subsidiary Savings Institution Capital Distributions. Sovereign’s principal sources of funds are cash dividends paid to it by Sovereign Bank, investment income and borrowings. OTS regulations limit the ability of savings associations such as Sovereign Bank to pay dividends and make other capital distributions. Associations that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, or if, after giving effect to the proposed distribution, the association’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

     Qualified Thrift Lender. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. The test under the Home Owners Loan Act (HOLA) requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations and mortgage related investments. Sovereign Bank is currently in compliance with the qualified thrift lender regulations.

     Other Loan Limitations. Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 10% of its assets in large commercial loans (defined as loans in excess of $2 million), with another 10% of assets permissible in “small business loans.” Commercial loans secured by real estate can be made in an amount up to four times an institution’s capital. An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS. Sovereign is currently in compliance with these statutes.

     Federal Reserve Regulation. Under Federal Reserve Board regulations, Sovereign Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirements is to increase an institution’s cost of funds.

Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of Sovereign Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosure, and margin credit.

     Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance board (“Finance Board”) is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions.

8    Sovereign Bancorp

     Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. A bank’s performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or to engage in new activities. Sovereign Bank’s lending activities are in compliance with applicable CRA requirements.

     Recent Legislation. Landmark legislation in the financial services area was signed into law by the President on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changed certain banking laws that had been in effect since the early part of the 20th century. The most significant changes were that the separation between banking and the securities businesses mandated by the Glass-Steagall Act was removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities were preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. As Sovereign is a savings and loan holding company, many of the provisions of the new legislation do not apply to it. The new law does change the status of Sovereign, however, in that Sovereign can no longer become part of a non-financial group of companies, as it could under prior law. Sovereign is still permitted to acquire non-financial companies, however. The new legislation also made a number of additions and revisions to numerous federal laws that affect the business of banking. For example, there is now a federal law on privacy with respect to customer information held by banks.

The OTS and other banking regulators adopted amendments to their capital rules concerning the treatment of residual interests in asset securitizations and other transfers of financial assets. Generally, the rule varies the capital requirements for securitization transactions based on their credit ratings, requires that risk-based capital be held in an amount equal to the amount of residual interests retained on an institution’s balance sheet, and limits the amount of residual interests that may be included in Tier 1 capital.

In December 2001, the Federal Reserve Board amended the regulations that implement the Home Ownership and Equity Protection Act (“HOEPA”). The amendments to Regulation Z (Truth in Lending) broaden the scope of loans subject to the provisions of HOEPA by adjusting the price triggers that determine coverage under the act. The regulations lower the interest rate-based trigger and revise the fee-based trigger to include optional insurance premiums and similar credit protection products paid at closing. The loans that Sovereign Bank currently originates are generally below the rate and fee levels that trigger HOEPA. Sovereign Bank has adopted procedures to screen purchased loan portfolios against HOEPA covered loans.

In October 2001, the USA PATRIOT Act became effective. Title III of that Act represents a major expansion of the U.S. anti-money laundering laws granting broad new anti-money laundering powers to the Secretary of the Treasury and imposing a variety of new compliance obligations on banks and broker dealers. The Act also requires a bank’s regulator to specifically consider the bank’s past record of compliance with the Bank Secrecy Act (anti-money laundering requirements) when acting on any applications filed by such bank.

On July 30, 2002, the Sarbanes-Oxley Act (“Sarbanes-Oxley”) was enacted. This act is not a banking law, but applies to all public companies, including Sovereign. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to Sovereign, the additional costs are not expected to have a material effect on results of operations.

In addition to the legislation discussed above, Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes to the federal

Sovereign Bancorp    9

deposit insurance system. Sovereign cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Item 2. Properties.

Sovereign Bank utilizes 605 buildings that occupy a total of 4.9 million square feet, including 133 owned properties with 1.0 million square feet and 472 leased properties with 3.9 million square feet. Six major buildings contain 1.0 million square feet, which serve as the headquarters or house significant operational and administrative functions:

Columbia Park Operations Center - Dorchester, Massachusetts
East Providence Call Center and Operations and Loan Processing Center - East Providence, Rhode Island
525 Lancaster Avenue Operations Center - Reading, Pennsylvania
1130 Berkshire Boulevard Bank Headquarters and Administrative Offices – Wyomissing, Pennsylvania
1125 Berkshire Boulevard Operations Center - Wyomissing, Pennsylvania
601 Penn Street Loan Processing Center – Reading, Pennsylvania

The majority of the properties of Sovereign outlined above are utilized by the retail banking operations and for general corporate purposes.

Item 3. Legal Proceedings.

Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business. Sovereign does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4A. Executive Officers of the Registrant.

Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of February 28, 2003, is set forth below:

Jay S. Sidhu–Age 51. Mr. Sidhu became Chairman of Sovereign and Sovereign Bank in April 2002.He has been a director of Sovereign since September 1988 and a director of Sovereign Bank since 1987. In addition, Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

Lawrence M. Thompson, Jr.—Age 50. Mr. Thompson serves as Vice Chairman and Chief Administrative Officer of Sovereign. Mr. Thompson was appointed Vice Chairman in September 2002. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank’s Consumer Banking Division in November 2000.Mr.Thompson was hired as Sovereign Bank’s General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank’s Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer—Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

Dennis S. Marlo–Age 60. Mr. Marlo was appointed Chief Risk Management Officer and Executive Vice President of Sovereign in April 2001. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. He was appointed Chief Financial Officer and Treasurer of Sovereign in May 1998 and served in that capacity through April 2001. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign.

10    Sovereign Bancorp

John P. Hamill–Age 62. Mr. Hamill was named Chairman and Chief Executive Officer of the Sovereign Bank New England Division of Sovereign Bank (“SBNE”) in January 2000. Prior thereto, Mr. Hamill served as President of Fleet National Bank–Massachusetts for eight years and President of Shawmut Corporation.

Joseph P. Campanelli–Age 46. Mr. Campanelli serves as a Vice Chairman of Sovereign. He became a Vice Chairman in September 2002. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.

James D. Hogan–Age 58. Mr. Hogan joined Sovereign as Chief Financial Officer in April 2001 and has served as Chief Financial Officer and Executive Vice President since April 2002. Prior to that Mr. Hogan served as Executive Vice President and Controller at Firstar Corporation, formerly Star Bancorp, from May 1993 until April 2001, and as Controller of Star Bank from 1987 until 1993.

James Lynch–Age 53. Mr. Lynch joined Sovereign as Chairman and CEO of Sovereign Bank Mid-Atlantic Division in September 2002. Prior to Sovereign, in 1996, Mr. Lynch was President and CEO of Prime Bancorp, Inc. and Prime Bank. He also became Chairman of Prime Bancorp, Inc. in 1997 until it merged with Summit Bancorp, Inc. in 1999. At Summit, Mr. Lynch served as Senior Executive Vice President of Summit Bancorp and the Chairman and CEO of Summit Bank - Pennsylvania until it merged with FleetBoston Financial in March 2001, where he acted as the President and CEO of Fleet Bank - Pennsylvania until joining Sovereign.

Sovereign Bancorp    11

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” Sovereign’s common stock was listed and commenced trading on the NYSE on July 10, 2001. Previously, Sovereign’s common stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market under the symbol “SVRN.” At March 3, 2003, the total number of holders of Sovereign’s common stock was 18,364.

Market and dividend information for Sovereign’s common stock appear in Item 7 of this Form 10-K.

For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation - Regulatory Capital Requirements” and Note 17 at Item 8, “Financial Statements and Supplementary Data.”

Equity Compensation Plan Information

Following is a summary of the number of outstanding options, warrants and rights granted by Sovereign to employees and other participants in equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2002:

	(a)	(b)	(c)

			Number of securities
	Number of securities to be		remaining available for
	issued upon exercise of	Weighted-average exercise	future issuance under
	outstanding options, warrants	price of outstanding options,	plans (excluding securities
Plan Category	and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	(3) 9,247,191	$10.21	(4) 8,213,826

Equity compensation plans not approved by security holders (2)	50,000	$8.40	0

Total	9,297,191	$10.20	8,213,826

(1)	Consists of the 2001 Stock Incentive Plan, the 1997 Non-Employee Directors’ Stock Option Plan, the 1996 Stock Option Plan, the 1993 Stock Option Plan, and the 1986 Stock Option Plan.

(2)	Consists of 50,000 options issued to an officer prior to his employment with the Company. The employee began employment approximately two weeks later with the Company at which time when the Board of Directors approved the options, the Company’s stock price had increased by $1.81 per share. Since no approved plans allow for the issuance of stock options whose exercise price is less than the fair market value at the date of grant, these options were granted outside of plans approved by shareholders.

(3)	Excludes the Company’s Employee Stock Purchase Plan that has an approved reserve of 1,000,000 shares. Under this plan, substantially all employees of Sovereign are eligible to participate following completion of one year of service and attaining age 21. Each eligible employee may purchase up to $25,000 of Common Stock annually (but limited to 15% of compensation per payroll period) at a purchase price per share equal to 92.5% of the closing selling price per share of Common Stock on the payroll deduction date.

(4)	Includes shares available for future issuance under the Employee Stock Purchase Plan and Restricted Stock Plan. As of December 31, 2002, an aggregate of 232,397 and 1,731,558 shares of Common Stock were available for issuance under these plans.

The table does not include information for equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies which originally established those plans. As of December 31, 2002 a total of 2,209,672 shares of the Company’s Common Stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $8.39 per share. No additional options may be granted under those assumed plans.

12    Sovereign Bancorp

     Item 6. Selected Financial Data.

	SELECTED FINANCIAL DATA(1)
	AT OR FOR THE YEAR ENDED DECEMBER 31,

	2002(4)	2001	2000		1999	1998

(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$39,524,193	$35,474,838	$33,457,797		$26,607,112	$21,913,873
Loans, net of allowance	22,828,575	20,134,917	21,655,889		14,155,479	11,448,968
Investment securities	11,366,077	10,465,116	7,293,852		10,392,263	8,502,082
Deposits and other customer accounts	26,784,980	23,297,574	24,498,917		12,012,675	12,460,022
Borrowings and long term debt	8,829,289	8,939,770	6,240,308		12,370,109	7,764,933
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign and minority interest-preferred securities of subsidiaries	596,957	604,528	458,215		316,346	129,050
Stockholders’ equity	2,764,318	2,202,481	1,948,884		1,821,495	1,204,068
Summary Statement of Operations
Total interest income	$2,059,540	$2,222,475	$2,269,735		$1,607,329	$1,355,371
Total interest expense	899,924	1,168,193	1,414,924		992,673	861,759

Net interest income	1,159,616	1,054,282	854,811		614,656	493,612
Provision for loan losses	146,500	97,100	56,500		30,000	27,961

Net interest income after provision for loan losses	1,013,116	957,182	798,311		584,656	465,651
Total non-interest income	432,526	414,403	103,340		129,155	104,102
General and administrative expenses	820,107	777,285	726,090		391,837	325,410
Other expenses	158,980	444,355	281,793		53,360	33,137

Income/(loss) before income taxes and extraordinary item	466,555	149,945	(106,232)		268,614	211,206
Income tax provision (benefit)	124,570	26,575	(65,215)		89,315	74,751

Income/(loss) before extraordinary item(2)	341,985	123,370	(41,017)		179,299	136,455
Extraordinary item (net of tax provision (benefit) of $3,526 in 2001 and of $(5,225) in 2000)	—	(6,549)	10,775		—	—

Net income/(loss)(2)	$341,985	$116,821	$(30,242)		$179,299	$136,455

Share Data(3)
Common shares outstanding at end of period (in thousands)	261,624	247,470	226,501		225,408	159,665
Basic earnings/(loss) per share(2)	$1.32	$.48	$(.13)		$1.02	$.88
Diluted earnings/(loss) per share(2)	$1.23	$.45	$(.13)		$1.01	$.85
Common share price at end of period	$14.05	$12.24	$8.13		$7.45	$14.25
Dividends declared per common share	$.10	$.10	$.10		$.10	$.08
Selected Financial Ratios
Book value per common share(5)	$10.57	$8.90	$8.60		$8.08	$7.54
Dividend payout ratio(6)	7.81%	22.22%	—	(10)	9.90%	9.40%
Return on average assets(7)	.91%	.34%	—	(10)	.75%	.70%
Return on average equity(8)	13.50%	5.51%	—	(10)	13.20%	12.42%
Average equity to average assets(9)	6.71%	6.15%	5.83%		5.67%	5.60%

(1)	All financial data has been restated to reflect all acquisitions which have been accounted for under the pooling-of-interests method of accounting.

(2)	The results for the years ended 2002, 2001, 2000, 1999 and 1998 include after-tax merger-related, integration, and other special charges of $14 million ($0.05 per diluted share), $170 million ($0.66 per diluted share), $270 million ($1.20 per diluted share), $23 million ($0.13 per diluted share), and $34 million ($0.21 per diluted share), respectively.

(3)	All per share data have been adjusted to reflect all stock dividends and stock splits.

(4)	Effective January 1, 2002, Sovereign adopted the fair value expense provisions of Statements of Financial Accounting Standards Nos. 123, “Accounting for Stock Based Compensation,” and 142, “Goodwill and Other Intangible Assets.” See Notes to the Consolidated Financial Statements for further discussion regarding the impact to 2002 reported results of the change in accounting related to these pronouncements.

(5)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of period.

(6)	Dividend payout ratio is calculated by dividing total dividends declared by net income for the period.

(7)	Return on average assets is calculated by dividing net income by the average balance of total assets at the beginning and end of each period.

(8)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity at the beginning and end of each period.

(9)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity at the beginning and end of each period by the average balance of total assets at the beginning and end of each period.

(10)	These ratios are not meaningful due to the net loss recognized for the year ended December 31, 2000.

Sovereign Bancorp    13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	YEAR ENDED DECEMBER 31,

	2002	2001

(Dollars in thousands, except per share data)
Net interest income	$1,159,616	$1,054,282
Provision for loan losses	146,500	97,100
Total non-interest income	432,526	414,403
General and administrative expenses	820,107	777,285
Other expenses	158,980	444,355
Income before extraordinary items	341,985	123,370
Net income	$341,985	$116,821
Basic earnings per share	$1.32	$.48
Diluted earnings per share	$1.23	$.45

The major factors affecting comparison of earnings between 2002 and 2001 were:

•	Merger related and integration costs and other restructuring charges, which on an after-tax basis totaled $14 million in 2002 and $170 million in 2001, respectively.

•	Increase in provision for loan losses.

•	Acquisition of Main Street Bancorp, Inc.

•	Adoption of Statements of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation,” and No.142, “Goodwill and Other Intangible Assets.”

•	Increase in net interest margin from 3.57% in 2001 to 3.61% in 2002 due to core deposit growth and an increase in the level of our interest earning assets coming from internal generation of capital.

•	Continued growth in consumer and commercial banking fee income.

•	Reduction in mortgage banking fee revenues.

•	Sale of retail branch locations in 2001 resulting in a gain of $28.1 million.

•	Increase in realized gains on sales of investment securities.

The results for 2002 and 2001 include the effects of certain special items. These items should be considered in the comparison of the annual results. The 2002 results include charges related to the Main Street Acquisition of $21.9 million consisting of additional loan loss provision of $6 million ($3.9 million after-tax)and merger related expenses of $15.9 million ($10.3 million after-tax). The 2001 results include charges of $10.1 million ($6.5 million after-tax) related to extinguishment of debt, $8.5 million ($5.5 million after-tax) of restructuring charges related to the closure of 14 in-store offices and a redirection of e-commerce efforts, and as more fully discussed in Note 3 to the Consolidated Financial Statements, $243 million ($158 million after-tax) for payments to FleetBoston, pursuant to the terms of a non-solicitation agreement. Total payments made to FleetBoston under the non-solicitation agreement were $363 million. Sovereign expensed such payments ratably from the completion of the acquisition in 2000 until final payment in September 2001.

The special items outlined above reduced diluted earnings per share by $0.05 and $0.66, respectively,for the years ended December 31, 2002 and 2001, respectively.

14    Sovereign Bancorp

Net Interest Income. Net interest income for 2002 was $1.16 billion compared to $1.05 billion for 2001, or an increase of 10%. The increase in net interest income in 2002 was due to an increase in interest-earning assets. The increase in our assets was funded principally by the increase in low cost core deposits. Net interest margin (net interest income divided by average interest-earning assets) was 3.61% for 2002 compared to 3.57% for 2001.

Interest on investment securities available for sale was $615 million for 2002 compared to $538 million for 2001. The increase in interest income was due to the increase in the average balance of investment securities available for sale from $8.0 billion in 2001 to $10.1 billion in 2002, offset in part by a lower yield on these securities due to declining market interest rates.

Interest on investment securities held to maturity was $47 million for 2002 compared to $69 million for 2001. The average balance of investment securities held to maturity was $749 million with an average yield of 6.28% for 2002 compared to an average balance of $1.0 billion with an average yield of 6.76% for 2001.

Interest on loans were $1.39 billion and $1.61 billion for 2002 and 2001, respectively. The average balance of net loans was $21.7 billion with an average yield of 6.45% for 2002 compared to an average balance of $20.9 billion with an average yield of 7.75% for 2001. The decline in average yields year to year is due to the decrease of market rates experienced during 2002. Approximately 36% of our loan portfolio reprices monthly or more frequently. In addition, the decrease in market interest rates also resulted in higher prepayment experience on fixed rate loans with proceeds being reinvested in lower yielding assets. The overall growth in loans from $20.4 billion at December 31, 2001 to $23.1 billion at December 31, 2002 resulted from origination activity and purchases of bulk loans, principally in the consumer bank, as well as the acquisition of Main Street.

Interest on total deposits was $458 million for 2002 compared to $706 million for 2001. The average balance of total deposits was $25.4 billion with an average cost of 1.81% for 2002 compared to an average balance of $23.5 billion with an average cost of 3.00% for 2001. The increase in the average balance was due primarily to the success of marketing initiatives to increase the amount of core deposits, such as our Extreme checking product, as well as the Main Street acquisition. The decrease in average cost of deposits in 2002 is the result of the declining interest rate environment.

Interest on borrowings and long-term debt was $442 million for 2002 compared to $462 million for 2001. The average balance of total borrowings and long-term debt was $8.6 billion with an average cost of 5.11% for 2002 compared to an average balance of $8.0 billion with an average cost of 5.79% for 2001. The reduction in the cost of funds on borrowings and long-term debt resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances.

Sovereign Bancorp    15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):

TABLE 1: NET INTEREST MARGIN

	YEAR ENDED DECEMBER 31,

	2002			2001			2000

	AVERAGE		YIELD/	AVERAGE		YIELD/	AVERAGE		YIELD/
	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE	BALANCE	INTEREST	RATE

Interest-earning assets:
Interest-earning deposits	$202,482	$4,620	2.28%	$65,002	$2,522	3.88%	$137,826	$22,158	16.08%
Investment securities(1)
available for sale	10,079,134	630,097	6.25	7,974,688	548,430	6.88	6,840,799	496,922	7.26
held to maturity	748,842	47,043	6.28	1,016,848	68,705	6.76	1,950,093	132,537	6.80
Loans:
Commercial	9,482,973	559,152	5.90	8,222,120	624,301	7.59	6,726,202	599,748	8.92
Consumer	7,745,575	520,216	6.71	6,613,152	513,572	7.77	5,528,623	464,353	8.40
Residential mortgages	4,729,353	318,760	6.74	6,285,920	480,149	7.64	7,342,904	567,139	7.72
Allowance for loan losses	(287,141)	–	–	(255,555)	–	–	(185,875)	–	–

Net loans(1)(2)	21,670,760	1,398,128	6.45	20,865,637	1,618,022	7.75	19,411,854	1,631,240	8.40

Total interest-earning assets	32,701,218	2,079,888	6.36	29,922,175	2,237,679	7.48	28,340,572	2,282,857	8.06
Non-interest-earning assets	5,060,035	–	–	4,552,095	–	–	3,607,109	–	–

Total assets	$37,761,253	$2,079,888	5.51%	$34,474,270	$2,237,679	6.49%	$31,947,681	$2,282,857	7.15%

Interest-bearing liabilities:
Deposits:
Demand deposit and NOW accounts	$9,311,827	$68,039	0.73%	$7,508,165	$71,156	0.95%	$5,468,164	$81,842	1.50%
Savings accounts	2,990,231	38,413	1.28	2,952,215	57,905	1.96	2,741,867	67,880	2.48
Money market accounts	5,695,158	99,161	1.74	4,864,877	144,156	2.96	3,059,568	132,131	4.32
Certificates of deposits	7,363,772	252,674	3.43	8,194,940	432,669	5.28	7,935,943	453,234	5.71

Total deposits	25,360,988	458,287	1.81	23,520,197	705,886	3.00	19,205,542	735,087	3.83
Total borrowings and long-term debt	8,645,481	441,637	5.11	7,988,839	462,307	5.79	10,338,648	679,837	6.58

Total interest-bearing liabilities	34,006,469	899,924	2.65	31,509,036	1,168,193	3.71	29,544,190	1,414,924	4.79
Non-interest-bearing liabilities	1,222,385	–	–	843,660	–	–	541,035	–	–

Total liabilities	35,228,854	899,924	2.55	32,352,696	1,168,193	3.61	30,085,225	1,414,924	4.70
Stockholders’ equity	2,532,399	–	–	2,121,574	–	–	1,862,456	–	–

Total liabilities and stockholders’ equity	$37,761,253	$899,924	2.38	$34,474,270	$1,168,193	3.39	$31,947,681	$1,414,924	4.43

Net interest spread(3)			3.12%			3.10%			2.72%

Taxable equivalent interest income/net interest margin		1,179,964	3.61%		1,069,486	3.57%		867,933	3.06%

Tax equivalent basis adjustment		(20,348)			(15,204)			(13,122)

Net interest income		$1,159,616			$1,054,282			$854,811

Ratio of interest-earning assets to interest-bearing liabilities			.96x			.95x			.96x

(1)	Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2002, 2001 and 2000 were $15.4 million, $10.2 million and $9.5 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2002, 2001 and 2000, were $4.9 million, $5.0 million and $3.6 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of net fees of $29.2 million, $29.7 million and $14.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

16    Sovereign Bancorp

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

TABLE 2: VOLUME/RATE ANALYSIS

	YEAR ENDED DECEMBER 31,

	2002 VS. 2001			2001 VS. 2000
	INCREASE/(DECREASE)			INCREASE/(DECREASE)

	VOLUME	RATE	TOTAL	VOLUME		RATE	TOTAL

Interest-earning assets:
Interest-earning deposits	$3,495	$(1,397)	$2,098	$	(8,062)	$(11,574)	$(19,636)
Investment securities available for sale	134,935	(53,268)	81,667		79,046	(27,538)	51,508
Investment securities held to maturity	(17,104)	(4,558)	(21,662)		(63,060)	(772)	(63,832)
Net loans(1)	60,474	(280,368)	(219,894)		117,521	(130,739)	(13,218)

Total interest-earning assets			(157,791)				(45,178)

Interest-bearing liabilities:
Deposits	51,633	(299,232)	(247,599)		146,961	(176,162)	(29,201)
Borrowings	36,163	(56,833)	(20,670)		(142,384)	(75,146)	(217,530)

Total interest-bearing liabilities			(268,269)				(246,731)

Net change in net interest income	$94,004	$16,474	$110,478		$120,868	$80,685	$201,553

(1)	Includes non-accrual loans and loans held for sale.

     Provision for Loan Losses. The provision for loan losses is based upon credit loss experience and an estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2002 was $146.5 million compared to $97.1 million for 2001. The higher provision was required because of growth in loan portfolios, increased levels of non-performing loans, and continued economic weakness resulting in charge-offs and current economic conditions. The overall allowance as a percentage of loans outstanding has remained relatively consistent, declining from 1.30% in 2001 to 1.29% in 2002. Management regularly evaluates the risk inherent in its loan portfolio and increases its allowance for loan losses through increases to its loan loss provision as deemed necessary.

Sovereign’s net charge-offs for 2002 were $127.3 million and consisted of charge-offs of $162.6 million and recoveries of $35.3 million. This compares to 2001 net charge-offs of $88.8 million consisting of charge-offs of $121.0 million and recoveries of $32.2 million. The increase in charge-offs was driven by performance of our commercial loan portfolios where net charge-offs increased from $43.0 million in 2001 to $79.8 million in 2002. This increase in commercial charge-offs was significantly impacted by one significant credit which resulted in a $15.5 million charge-off in 2002 as well as continued weakness in the general business climate. Residential loan net charge-offs have increased $2.7 million from the prior year due to sales of non-performing residential loans in the first and fourth quarters of 2002.

The ratio of net loan charge-offs to average loans, including loans held for sale, was .58% for 2002, compared to .42% for 2001. Commercial loan net charge-offs as a percentage of average commercial loans were .84% for 2002, compared to .52% for 2001. Consumer loan net charge-offs as a percentage of average consumer loans were .51% for 2002, compared to .62% for 2001. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .16% for 2002 and .08% for 2001.

     Other Income. Total other income was $433 million for 2002 compared to $414 million for 2001. Several factors contributed to the increase in other income as discussed below.

Consumer banking fees were $179 million for 2002 compared to $158 million in 2001. This increase was primarily due to an expansion of our overall deposit base along with a favorable shift from time to core deposit products, increased cross selling initiatives with existing customers and attracting new customers. The Company continues to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Sovereign Bancorp    17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Commercial banking fees were $95.1 million for 2002 compared to $75.8 million in 2001. This increase was due to growth in both commercial loans and commercial core deposits, as well as increased cash management capabilities and product offerings.

Mortgage banking revenues were $28.6 million for 2002 compared to $69.5 million for 2001. The principal components of mortgage banking revenues are gains from the sale or securitization of mortgage loans, servicing fees, amortization of mortgage servicing rights and changes in the valuation allowance related to mortgage servicing rights. The primary factor contributing to the decline in mortgage banking revenues was the reduction of gains on the sale or securitization of residential mortgage loans. In 2001, the Company generated gains of $72.4 million related to sales and securitizations of mortgage loans. In 2002, Sovereign had gains related to the sale and securitizations of mortgage loans of $43.8 million. At December 31, 2002, Sovereign serviced $6.1 billion of residential loans for others as compared to $5.1 billion at December 31, 2001. Sovereign’s related mortgage servicing right capitalized asset was $55.5 million at December 31, 2002 and $50.7 million at December 31, 2001. See Note 8 in the consolidated financial statements for a discussion on the valuation techniques utilized to estimate the fair value of Sovereign’s mortgage servicing right capitalized asset, as well as the amount of mortgage servicing right impairment charges and amortization that was recorded in 2002 and 2001. Servicing fee income was $15.8 million in 2002 compared to $14.8 million in 2001.

The Capital Markets Group generated revenue of $15.0 million in 2002 and $11.2 million in 2001. The Capital Markets Group was formed during 2000. Since inception, Sovereign has expanded its Capital Markets product offerings. Initially, we provided risk management services for corporate clients including foreign exchange, investments and derivatives, and securitization expertise. We have since added merger and acquisitions expertise to assist corporate clients. In November 2001, we expanded our offerings with the formation of a broker dealer. In late 2002, Sovereign added an agency underwriting group in Sarasota, Florida. We anticipate our capital markets revenues will continue to grow at an increased rate from 2002 levels as we penetrate our existing customer base and develop new customer relationships.

Income from bank-owned life insurance (“BOLI”) was $43.5 million for 2002 compared to $42.7 million for 2001. No purchases of BOLI occurred during 2002.

Miscellaneous income was $19.6 million for 2002 compared to $42.2 million in 2001. 2001 results included a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania.

Net gains on sales of investment securities and related derivatives were $51.4 million for 2002, compared to $15.5 million for 2001. The 2002 results include increased realized gains of available for sale investment securities. Included in 2002 results were impairment charges of $4.8 million related to our retained interests in securitizations and $4.0 million associated with certain venture capital and equity investments. See Note 24 in the consolidated financial statements for a discussion of our retained interests in securitized assets. Sovereign’s venture capital and equity method investments portfolio totaled $23.2 million at December 31, 2002. In 2001, as part of a balance sheet deleveraging strategy, Sovereign sold certain investment securities and used the proceeds to pay off borrowings. Upon repayment of these borrowings, the related swaps hedging these advances were terminated, resulting in a reclassification of $14.7 million of deferred losses out of accumulated other comprehensive income into earnings. In these instances of balance sheet deleveragings, such hedge gains or losses are netted against the offsetting security loss or gain.

     General and Administrative Expenses. Total general and administrative expenses were $820 million for 2002 compared to $777 million in 2001, or an increase of 6%. 2002 results included $10.4 million of stock option expense related to the adoption of SFAS No. 123 and additional expenses due to the acquisition of Main Street Bancorp in March 2002. Sovereign’s efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2002 was 53.2% compared to 53.5% for 2001. If Sovereign had not adopted the expense provisions of SFAS No. 123 related to stock options, the 2002 efficiency ratio would have been 52.6%.

     Other Expenses. Total other expenses were $159 million for 2002 compared to $444 million for 2001. Other expenses included amortization expense for intangible assets of $80.3 million for 2002 compared to $134 million for 2001. The decrease in amortization expense resulted from the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinued the amortization of indefinite lived intangible assets and goodwill effective January 1, 2002. Amortization of goodwill recorded in 2001 was $30.9 million. Trust preferred securities and other minority interest expense increased from $59.1 million in 2001 to $62.8 million in 2002.

18    Sovereign Bancorp

In November 2000, the Company announced a restructuring initiative. In addition to realigning the Office of the Chief Executive Officer and the Company around customer channels, Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in 2001 related to the closure of 14 “in-store” offices and a redirection of e-commerce efforts. The balance of the costs associated with this program was recorded in 2000. In connection with the acquisition of Main Street Bancorp, Sovereign recorded charges of $15.9 million associated principally with the costs incurred for consolidation of branches and Sovereign offices closed and account conversions.

As part of the New England Acquisition, Sovereign was required to pay $363 million over a period from January 1, 2001 through September 2001, $120 million of which was expensed during 2000 and the remaining $243 million expensed in 2001 subject to FleetBoston’s performance of non-solicitation obligations under the purchase agreement and satisfaction of certain other conditions.

     Income Tax Provision. The income tax provision was $125 million for 2002 compared to a provision of $27 million for 2001. The effective tax rate for 2002 was 26.7% compared to 16.4% for 2001. The current year tax rate differs from the statutory rate of 35% due in part to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for 2001 is lower than the current year rate due to the high proportion of permanent tax differences in relation to the recorded pretax income. For additional information with respect to Sovereign’s income taxes, see Note 20 in the Notes to Consolidated Financial Statements.

     Extraordinary Items. In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign recorded a debt extinguishment loss of $10.1 million including the write-off of deferred issuance costs. This charge was reflected, net of tax, as an extraordinary item in accordance with generally accepted accounting principles.

     Line of Business Results. During 2002, the Company established the following reportable segments: the Consumer Bank, the Corporate Bank and Treasury & Other. For additional discussion of these business lines and the Company’s related accounting policies, see Note 28 of the Notes to the Consolidated Financial Statements.

The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credits. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and other minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time as management accounting and business unit profitability reporting systems are enhanced or product lines change. During 2002, certain organization and allocation methodology changes were made which enhanced the Company’s management reporting systems and the information provided to the chief executive officer. In addition, designations, assignments and allocations

Sovereign Bancorp    19

MANAGEMENT’S DISCUSSION AND ANALYSIS

may continue to change from time to time. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

Consumer Bank net interest income increased $3.6 million to $904.3 million in 2002. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The increase in non-interest income of $10.9 million to $245.6 million is due to an increase in fees related to Consumer Bank loans, other than mortgages, and deposits generated in 2002, offset in part by a reduction in mortgage banking revenues. The provision for loan losses was $45.9 million in 2002. General and administrative expenses (including allocated corporate and direct support costs) increased from $646.2 million to $650.2 million.

Corporate Bank net interest income increased $35.5 million to $259.3 million in 2002. The increase in net interest income was principally due to loan growth. Non-interest income has increased by $1.9 million to $69.7 million. The provision for loan losses increased to $80.4 million in 2002 as a result of increased provisions required for the commercial loan portfolio due to the current economic environment and the increased level of non-performing assets. General and administrative expenses (including allocated corporate and direct support costs) increased from $102.8 million to $131.0 million. The increase was due in part to increased costs to support the Corporate Bank’s loan growth, as well as growth of the cash management and capital markets businesses.

The net loss before income taxes for Treasury & Other decreased from $439.2 million in 2001 to $104.9 million in 2002. In 2002, net interest income increased from net expense of $70.2 million to net expense of $4.1 million. In addition, the Treasury & Other segment includes net gains on security and derivative transactions of approximately $51 million in 2002, as compared to approximately $16 million recorded in 2001. The 2001 results also include expense of $243.2 million for the payments pursuant to FleetBoston’s non-solicitation obligations, as well as amortization of goodwill of $30.9 million. There was no expense for non-solicitation payments to FleetBoston or goodwill amortization recorded pursuant to the Company’s adoption of SFAS No. 142 in 2002.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

     Net Interest Income. Net interest income for 2001 was $1.1 billion compared to $855 million for 2000, or an increase of 23%. The increase in net interest income in 2001 was due to the full-year effect of the interest-earning assets from the New England Acquisition, internal asset growth, and by the significant decline in interest rates throughout 2001. The New England Acquisition added $8.0 billion to average loans and $6.9 billion to average deposits (replacing higher cost FHLB borrowings) in 2000. Net interest margin (net interest income divided by average interest-earning assets) was 3.57% for 2001, compared to 3.06% for 2000.

Interest on investment securities available for sale was $538 million for 2001, compared to $487 million for 2000. The increase in interest income was due to the increase in average investment securities available for sale from $6.8 billion in 2000 to $8.0 billion in 2001, offset by lower interest income on investment securities available for sale due to declining interest rates.

Interest on investment securities held to maturity was $68.6 million for 2001 compared to $132.4 million for 2000. The average balance of investment securities held to maturity was $1.0 billion with an average yield of 6.76% for 2001, compared to an average balance of $2.0 billion with an average yield of 6.80% for 2000. In 2000, in order to consummate the New England Acquisition, the Company was required to hold in escrow until the final closing $1.3 billion in liquid short-term, low yielding securities, which were classified as held to maturity. The release of those escrowed funds decreased the average balance for the remainder of 2000 and all of 2001.

20    Sovereign Bancorp

Interest on loans were $1.6 billion for both 2001 and 2000. The average balance of net loans was $20.9 billion with an average yield of 7.75% for 2001 compared to an average balance of $19.4 billion with an average yield of 8.40% for 2000. Although the New England Acquisition increased average loans by $8 billion in 2000, this growth in average loans was offset by the conversion of $1.2 billion mortgage loans into mortgage-backed securities, strategic loan sales of $1.3 billion, and runoff of certain portfolios due to management’s desire to limit credit or interest rate exposure to certain loan types in the economic environment at that time. The decline in average yields year to year is due to the decrease of market rates during the year of 475 basis points.

Interest on total deposits was $706 million for 2001, compared to $735 million for 2000. The average balance of total deposits was $23.5 billion with an average cost of 3.00% for 2001 compared to an average balance of $19.2 billion with an average cost of 3.83% for 2000. The increase in the average balance was due primarily to the full-year effect of the New England Acquisition, which added over $6.9 billion to average deposits during 2000. The decrease in average cost in 2001 mainly reflects the decrease in deposit rates due to market conditions.

Interest on borrowings and long-term debt was $462 million for 2001 compared to $680 million for 2000. The average balance of total borrowings was $8.0 billion with an average cost of 5.79% for 2001 compared to an average balance of $10.3 billion with an average cost of 6.58% for 2000.

Average non-interest earning assets were $4.6 billion for 2001, as compared to $3.6 billion for 2000, an increase of $1.0 billion. The increase was due primarily to the full-year impact in 2001 of additions of non-earning assets during 2000, including $1.2 billion in goodwill and other intangibles from the New England Acquisition, an additional investment in bank owned life insurance (“BOLI”) of $200 million.

     Provision for Loan Losses. The provision for loan losses is based upon credit loss experience and an estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2001 was $97.1 million compared to $56.5 million for 2000. The higher provisioning was required because of loan growth during the year, an increase in problem loans, and increased economic uncertainty. The overall allowance as a percentage of loans outstanding increased from 1.17% in 2000 to 1.30% in 2001.

Sovereign’s net charge-offs for 2001 were $88.8 million, and consisted of charge-offs of $121 million and recoveries of $32.2 million. This compares to 2000 net charge-offs of $67.8 million consisting of charge-offs of $92.9 million and recoveries of $25.1 million. Sovereign’s increased level of commercial charge-offs in 2001 was related primarily to deterioration in a segment of the portfolio concentrated in cash flow-based enterprise value lending, primarily in credits that were originated by other banks and participated in by Sovereign. The increase in consumer charge-offs was due to a 17% increase in consumer loans during 2001 and a general deterioration in the economic environment resulting in higher personal bankruptcies and larger incidences of consumer loan losses.

The ratio of net loan charge-offs to average loans, including loans held for sale, was .42% for 2001,compared to .35% for 2000. Commercial loan net charge-offs as a percentage of average commercial loans were .52% for 2001, compared to .48% for 2000. Consumer loan net charge-offs as a percentage of average consumer loans were .62% for 2001, compared to .52% for 2000. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .08% for 2001 and .09% for 2000.

     Other Income. Total other income was $414 million for 2001, compared to $103 million for 2000. Several factors contributed to the increase in other income as discussed below.

Consumer fees were $158 million for 2001, compared to $97 million in 2000. This increase was primarily due to a favorable shift from time to core deposit products along with the full-year’s impact of the New England Acquisition. Additionally, in 2001, the Company aggressively promoted demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Commercial fees were $75.8 million for 2001, compared to $36.9 million in 2000. This increase was due to growth in both commercial loans and core deposits during the year augmented by a full year’s impact of the New England Acquisition.

Sovereign Bancorp    21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Mortgage banking revenues were $69.5 million for 2001, compared to $25.2 million for 2000. Included in mortgage banking revenues are gains of $72.4 million related to sales of mortgage loans as compared to gains of $14.9 million in 2000. At December 31, 2001, Sovereign serviced $5.1 billion of residential loans for others as compared to $4.2 billion at December 31, 2000. See Note 8 in the consolidated financial statements for a discussion of the amount of mortgage servicing right impairment charges and amortization that was recorded in 2001 and 2000.

The Capital Markets Group generated revenue of $11.2 million in 2001 and $11.1 million in 2000. The Capital Markets Group was created during 2000 in three phases. The first phase provided risk management services for corporate clients, including foreign exchange, investments and derivatives, and securitization expertise for Sovereign’s balance sheet assets. The second phase added merger and acquisitions expertise to assist clients. The third phase, completed in November 2001, included the formation of a broker dealer.

Income from bank-owned life insurance (“BOLI”) was $42.7 million for 2001, compared to $34.3 million for 2000. This increase was primarily due to additional purchases of insurance consistent with growth in our business lines totaling $200 million that was made during 2000.

Miscellaneous income increased $31.8 million to $42.2 million in 2001 due primarily to a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania. The impact of the sale did not significantly impact results.

Net gains on sales of investment securities and related derivatives were $15.5 million for 2001, compared to a net loss of $112 million for 2000. This improvement was due primarily to second and third quarter 2000 balance sheet deleveraging transactions in which Sovereign sold $2.1 billion of available for sale mortgage-backed securities, resulting in losses of $103 million. Periodically, Sovereign will sell certain investment securities and use the proceeds to pay off borrowings. Upon repayment of the short-term advances, related swaps hedging these instruments may be terminated. In these instances of balance sheet deleveraging, such hedging gains or losses are netted against the offsetting security loss or gain. Net gains/(losses) on investments were $30.2 million and ($120.9) million for the years ended December 31, 2001 and 2000, respectively, and net gains/(losses) on related derivative contracts were ($14.7) million and $9.4 million for the years ended December 31, 2001 and 2000, respectively. Sales of available for-sale investment securities have little impact on stockholders’ equity as unrealized gains and losses on these securities are recognized as market values change and are recorded as an increase or decrease in the other comprehensive income component of stockholders’ equity in accordance with SFAS No. 115.

     General and Administrative Expenses. Total general and administrative expenses were $777 million for 2001 compared to $726 million in 2000, including $149 million of merger-related and other special charges in 2000 as described below. This increase was due primarily to the full-year impact in 2001 of the New England Acquisition, which increased compensation and benefits expenses by approximately 3,700 staff and management personnel that were added throughout 2000, increased occupancy and equipment expenses for the additional 281 community banking offices acquired, increased technology expenses due to the expanded network and back office platforms built to support the New England Acquisition, and increased other administrative expenses resulting from the acquisition. These expenses were reflected in 2000 results from each of the respective three closing dates. See Note 3 - Business Combinations in the Notes to the Consolidated Financial Statements for more details on the New England Acquisition. Sovereign’s efficiency ratio (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2001 was 53.5%, compared to 67.9% for 2000. The 2000 rate is not comparable due to merger-related, integration and other charges related to recent acquisitions of $149 million that were included in general and administrative expenses. These special charges include expenses directly attributable to the acquired SBNE branches, indirect costs incurred to integrate recent acquisitions into Sovereign’s back office systems, costs that management considered redundant due to separating the New England Acquisition from a single closing into three separate closings, and expenses related to the structured real estate transaction that involved properties utilized by SBNE.

     Other Expenses. Total other expenses were $444 million for 2001 compared to $282 million for 2000. Other expenses included amortization of goodwill and other intangible assets of $134 million for 2001 compared to $98.9 million for 2000, and trust preferred securities expense of $59.1 million for 2001 compared to $44.3 million for 2000. The increase

22    Sovereign Bancorp

in amortization expense is due to the New England Acquisition, which added $1.1 billion to Sovereign’s intangible assets. In November 2000, the Company announced the results of a restructuring initiative. Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in the first quarter 2001 related to the closure of 14 “in-store” offices and a redirection of e-commerce efforts, and the remainder of which was recorded in 2000, and was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform.

As part of the New England Acquisition, Sovereign was required to pay $363 million over a period from January 1, 2001 through September 2001, $120 million of which was expensed during 2000, and the remaining $243 million was expensed in 2001 subject to FleetBoston’s performance of non-solicitation obligations under the purchase agreement and satisfaction of certain other conditions.

     Income Tax Provision. The income tax provision was $26.6 million for 2001, compared to a tax benefit of $65.2 million for 2000. The effective tax rate for 2001 was 16.4%, compared to (66.5%) for 2000. Certain components of Sovereign’s income are not subject to tax, including income of $29.1 million related to tax-exempt investments and income of $42.7 million related to Bank-owned life insurance. The effective tax rates for 2001 and 2000 are not comparable due to the high proportion of permanent tax differences, in relation to the recorded pretax income or loss. For additional information with respect to Sovereign’s income taxes, see Note 20 in the Notes to Consolidated Financial Statements.

     Extraordinary Items. In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland, of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote-off $6.5 million net of tax ($10.1 million pre-tax) of deferred issuance costs remaining from the existing line of credit. These costs were reflected net of tax as an extraordinary item in accordance with generally accepted accounting principles.

During the first quarter of 2000, Sovereign sold FHLB advances, which resulted in a pretax gain of $16.0 million ($10.8 million after-tax), and was treated as an extraordinary item in accordance with generally accepted accounting principles.

     Critical Accounting Policies. Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgements and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. We have identified accounting for the allowance for loan losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company’s senior management has reviewed these critical accounting policies and estimates and Management’s Discussion and Analysis regarding them with its audit committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2.

     Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. Changes in these estimates could have a direct impact on

Sovereign Bancorp    23

MANAGEMENT’S DISCUSSION AND ANALYSIS

the provision for loan losses recorded in the income statement and could result in a change in the recorded allowance. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this MD&A. During the year ended December 31, 2002, we experienced an increase in our net credit losses and delinquency rates. If such experience continues, higher loss experience could result in the future, resulting in increased provision for loan losses.

     Securitizations. Securitization is a process by which a legal entity issues certain securities to investors, which securities pay a return based on the cash flows from a pool of loans or other financial assets. Sovereign has securitized mortgage loans, home equity loans, and other consumer loans, as well as automotive floor plan loans that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity. During 2000, the Company acquired the servicing responsibilities and retained interests related to home equity, boat and recreational vehicle loans which were previously securitized as part of the New England Acquisition.

In the case where Sovereign transferred financial assets to a special purpose entity, a decision must be made as to whether that transfer should be considered a sale and whether the assets transferred to the special purpose entity should be consolidated into the Company’s financial statements or whether the non-consolidation criteria have been met according to generally accepted accounting purposes. The accounting guidance governing sale and consolidation of securitizated financial assets is included in SFAS No. 140. In addition, in January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interests. ” See Note 2 to the consolidated financial statements for a discussion of the impact of this new pronouncement on Sovereign.

Accounting for the valuation of retained interests in securitizations requires management judgement since these assets are established and accounted for based on discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and servicing costs, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes to assumptions, the valuation of retained interests is considered a critical accounting estimate. Note 1 and Note 24 to the consolidated financial statements include further discussion on the accounting for these assets as well as to provide sensitivity analysis showing how the fair value of these assets would respond to adverse changes in the key assumptions utilized to value these assets.

     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgements to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over fair value of the assets and liabilities represents goodwill. Goodwill totaled $1.0 billion at December 31, 2002.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets, ” on January 1, 2002. This statement provides that goodwill and other indefinite lived intangible assets will no longer be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets. Prior to adopting SFAS No. 142, the Company amortized goodwill over periods not exceeding 25 years.

The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 requires an initial impairment test within six months after adoption and annually thereafter. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. The Company performed the initial adoption impairment test during the second quarter of 2002. During the fourth quarter of 2002, Sovereign updated its impairment analysis. No charge for impairment of goodwill was required under the provisions of SFAS No. 142.

Determining the fair value of its reporting units requires management to allocate assets and liabilities to such units and make certain judgments and assumptions related to various items, including discount rates, future estimates of operating results, etc.

24    Sovereign Bancorp

If alternative assumptions or estimates had been used, the fair value of each reporting unit determined by the Company may have been different. However, management believes that the estimates or assumptions used in the goodwill impairment analysis for its business units were reasonable.

Formation of Sovereign Bank New England Division. On February 28, 2000, Sovereign entered into an amended purchase and assumption agreement with FleetBoston Financial to acquire a business consisting of branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches (the “New England Acquisition”). In total, the Bank purchased 281 community banking offices (exclusive of 4 locations which were resold to a third party). The New England Acquisition, which resulted in the creation of the Sovereign Bank New England division of Sovereign Bank, included the former Fleet Bank community banking franchise in eastern Massachusetts, the entire former BankBoston community banking franchise in Rhode Island, and select community banking offices of Fleet Bank in southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business lending group of Fleet Bank in Massachusetts and New Hampshire, and of BankBoston in Rhode Island and Connecticut. The New England Acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

Sovereign completed the New England Acquisition in three phases during 2000. Sovereign’s results include the operations of these acquired branches, assets and liabilities from their respective acquisition dates, and thereafter. Total liabilities assumed through the acquisition were $12.3 billion. Additionally, tangible assets purchased by Sovereign included loan balances of $9.1 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $4.3 billion of residential mortgages (inclusive of $1.1 billion of residential mortgage loans which were not relationship assets that were subsequently sold as part of the Bank’s asset-liability management strategy to reduce interest-rate risk), $85 million of currency, $68 million of premises and equipment, $180 million of precious metals inventory and $213 million of prepaid and other miscellaneous assets. Cash received, net of the premium paid, was $1.9 billion.

Total consideration for the New England Acquisition was 12% of acquired deposits less agreed upon reductions. The premium included $848 million, which was paid as of the final closing on July 21, 2000, and $363 million, paid in periodic installments from January 2001 through September 2001 upon FleetBoston’s performance of non-solicitation obligations specified under the purchase agreement and satisfaction of certain other conditions. These payments related to the non-solicitation agreement were recorded as expense ratably from the completion of each segment of the New England Acquisition in March, June and July of 2000 through the completion of the payments. The New England Acquisition resulted in total goodwill of $826 million after taking into consideration fair value adjustments on acquired assets of $163 million, establishment of an initial allowance for loan losses of $135 million, direct costs associated with the acquisition of $32 million, and the $352 million of purchase Price allocated to core deposit intangible.

FINANCIAL CONDITION

     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2002 was $23.1 billion, compared to $20.4 billion at December 31, 2001, and was comprised of $10.3 billion of commercial loans, $8.5 billion of consumer loans and $4.3 billion of residential loans. This compares to $8.6 billion of commercial loans, $6.8 billion of consumer loans, and $5.0 billion of residential loans at December 31, 2001.

     Commercial loans grew by 20% during 2002 to $10.3 billion principally due to loan origination activity as well as acquisition of commercial loans as part of the Main Street transaction. Consumer loans grew by 25% in 2002 to $8.5 billion as a result of loan origination activity as well as loan purchases.

Residential loans decreased to 19% of the total loan portfolio at December 31, 2002 as compared to 25% at December 31, 2001. This reduction is due to an increase in loan prepayments and refinancing activity due to the decline in mortgage interest rates, as well as the securitization of approximately $565 million of adjustable rate mortgages in December 2002 (see additional discussion of this transaction in Note 24 to the Consolidated Financial Statements). Loan sales or conversion into mortgage-backed securities amounted to $0.9 billion during 2002, compared with sales or conversions of $4.1 billion during 2001.

Sovereign Bancorp    25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Table 3 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

TABLE 3: COMPOSITION OF LOAN PORTFOLIO

	AT DECEMBER 31,

	2002		2001		2000		1999		1998

	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT

Commercial real estate loans	$3,883,421	16.8%	$2,987,747	14.6%	$2,793,616	12.7%	$1,516,953	10.6%	$887,938	7.7%
Commercial and industrial loans	5,007,045	21.6	4,506,198	22.1	4,397,009	20.1	1,690,744	11.8	717,440	6.2
Other	1,370,181	6.0	1,069,658	5.2	959,564	4.4	1,156,499	8.1	946,198	8.1

Total Commercial Loans	10,260,647	44.4	8,563,603	41.9	8,150,189	37.2	4,364,196	30.5	2,551,576	22.0

Home equity loans	5,165,834	22.3	3,756,391	18.4	3,256,318	14.9	1,957,945	13.7	1,750,883	15.1
Auto loans	3,038,976	13.1	2,733,106	13.4	2,172,403	9.9	1,934,377	13.5	1,510,676	13.0
Other	314,356	1.4	341,265	1.7	354,478	1.6	287,463	2.1	296,632	2.6

Total Consumer Loans	8,519,166	36.8	6,830,762	33.5	5,783,199	26.4	4,179,785	29.3	3,558,191	30.7

Residential real estate loans	4,347,512	18.8	5,005,219	24.6	7,978,857	36.4	5,744,484	40.2	5,473,003	47.3%

Total Loans	$23,127,325	100.0%	$20,399,584	100.0%	$21,912,245	100.0%	$14,288,465	100.0%	$11,582,770	100.0%

Total Loans with:
Fixed rates	$13,599,898	58.8%	$12,875,742	63.1%	$14,165,535	64.6%	$8,769,876	61.4%	$6,095,088	52.6%
Variable rates	9,527,427	41.2	7,523,842	36.9	7,746,710	35.4	5,518,589	38.6	5,487,682	47.4

Total Loans	$23,127,325	100.0%	$20,399,584	100.0%	$21,912,245	100.0%	$14,288,465	100.0%	$11,582,770	100.0%

Table 4 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2002(in thousands):

TABLE 4: LOAN MATURITY SCHEDULE

	AT DECEMBER 31, 2002, MATURING

	IN ONE YEAR	ONE TO	AFTER
	OR LESS	FIVE YEARS	FIVE YEARS	TOTAL

Commercial real estate loans	$893,123	$1,228,769	$1,761,529	$3,883,421
Commercial and industrial loans	2,227,147	1,558,379	1,221,519	5,007,045
Other commercial	434,030	659,672	276,479	1,370,181

Total	$3,554,300	$3,446,820	$3,259,527	$10,260,647

Loans with:
Fixed rates	$263,030	$1,198,758	$1,681,003	$3,142,791
Variable rates	3,291,270	2,248,062	1,578,524	7,117,856

Total	$3,554,300	$3,446,820	$3,259,527	$10,260,647

     Investment Securities. Sovereign’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private label issues. The portfolio is concentrated in 15-year contractual life mortgage-backed securities backed by FNMA, FHLMC and other non agency issuers. Sovereign’s strategy is to purchase liquid investments with intermediate maturities (average life of 4-5 years). This strategy helps ensure that the Bank’s overall interest rate risk position stays within policy requirements. The effective duration of the total investment portfolio at December 31, 2002 was 1.6 years, versus 3.6 years at December 31, 2001. The decline in duration resulted from increased pre-payment activity in 2002, as well as, in part, our asset and liability management strategy to reduce the duration of our investment portfolio during the current low interest rate environment. Sovereign also holds $257 million of corporate trust preferred securities, all with maturities in excess of 10 years.

26    Sovereign Bancorp

In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline.

During 2002 and 2001, the Company converted $776 million and $1.6 billion, respectively, of residential mortgage loans into mortgage-backed securities. The book value of these loans was reclassified from loans to investment securities upon securitization. Classification as available for sale or held to maturity was determined as discussed below.

     Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes. Substantially, all our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign’s investment securities available for sale, see Note 6 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. During 2002, the Company recorded impairment charges of $4.8 million on retained interests in securitized assets that are classified as available for sale.

     Investment Securities Held to Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. This portfolio is primarily comprised of U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association (“GNMA”), and private issuers; and collateralized mortgage obligations. On January 1, 2001, Sovereign reclassified $800 million of held to maturity investments to available for sale investments as allowed upon adoption of SFAS No. 133.

The actual maturities of the mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. No impairment associated with held-to-maturity securities was recorded in 2002 or 2001.

Table 5 presents the book value of investment securities by obligation and Table 6 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2002 (dollars in thousands):

TABLE 5: INVESTMENT SECURITIES BY OBLIGOR

	AT DECEMBER 31,

	2002	2001	2000

Investment securities available for sale:
U.S. Treasury and government agency securities	$6,196,844	$6,649,220	$765,880
State and municipal securities	23,554	24,392	38,769
Other securities	4,513,166	2,908,067	4,510,935

Total investment securities available for sale	$10,733,564	$9,581,679	$5,315,584

Investment securities held to maturity:
U.S. Treasury and government agency securities	$626,498	$874,059	$1,568,907
State and municipal securities	2,069	4,128	739
Other securities	3,946	5,250	408,622

Total investment securities held to maturity	$632,513	$883,437	$1,978,268

Sovereign Bancorp    27

MANAGEMENT’S DISCUSSION AND ANALYSIS

TABLE 6: INVESTMENT SECURITIES OF SINGLE ISSUERS

	AT DECEMBER 31, 2002

	AMORTIZED	FAIR
	COST	VALUE

Conseco(1)	$561,670	$552,604
Salomon Smith Barney Trust	501,319	509,798
Wells Fargo	364,252	373,705
SASCO	276,192	283,510

Total	$1,703,433	$1,719,617

(1)	The Conseco bonds are all Aaa rated asset-backed securities. They are backed by manufactured housing loans and as of December 31, 2002 and credit enhancement in the investments exceed 30%. The securities we hold were issued in 2002 and have performed according to our expectations. In the event that Conseco cannot perform its duties to service the loans, a hot servicer backup would perform these responsibilities.

     Goodwill and Intangible Assets. Goodwill and other intangible assets increased to $1.37 billion at December 31, 2002, from $1.34 billion in 2001. Goodwill and other intangibles represented 3% of total assets and 50% of stockholders’ equity at December 31, 2002, and is comprised of goodwill of $1.0 billion and core deposit intangible assets of $0.3 billion. The increase in goodwill and other intangible assets was due to the goodwill and intangible assets recorded in connection with the Main Street acquisition offset by core deposit intangible asset amortization of $80 million. Through December 31, 2001, Sovereign was amortizing goodwill over periods up to 25 years. Upon adoption of SFAS No. 142, Sovereign ceased amortization of goodwill.

Sovereign established core deposit intangibles (CDI) in instances where low-cost deposits were acquired in purchase business combinations. Sovereign determined the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent time deposit rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows were based on the average expected life of the deposits acquired for each product less cost to service the deposits. This intangible is amortized on an accelerated or straight line basis over the expected life of the underlying deposit, which is generally 10 years.

     Premises and Equipment, Accrued Interest, BOLI and Other Assets. Premises and equipment increased from 2001 due to $37 million of capital expenditures, the transfer of $26 million of in process items to fixed assets upon completion of projects, as well as the assets acquired in the Main Street acquisition totaling $26 million, offset by depreciation of $49.5 million as well as fixed asset sales of approximately $9 million. Accrued interest receivable decreased $8.6 million due to the decreased yield on loans. BOLI increased from the prior year by $41.3 million due to the acquisition of Main Street Bancorp. No purchases of BOLI occurred in 2002. Other assets at December 31, 2002 were $1.8 billion compared to $1.5 billion at December 31, 2001. Included in other assets at December 31, 2002 and December 31, 2001 were $467 million and $546 million of loans in process, $362 million and $212 million of assets associated with our precious metals business, and deferred taxes of $125 million and $111 million, respectively.

     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits at December 31, 2002 were $26.8 billion, compared to $23.3 billion at December 31, 2001. The increase in deposits is attributable to Sovereign’s continued emphasis on strategies to grow core deposits and limit higher priced time deposits, as well as the deposit relationships acquired as part of the Main Street transaction. Core deposits increased in 2002 by $3.7 billion while time deposits declined by $0.2 billion. Same store core deposits grew by $3.2 billion, or 20%, in 2002. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin in a prior section of this MD&A.

28    Sovereign Bancorp

     Borrowings. Sovereign utilizes short-term borrowings as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. Other sources of funds available to Sovereign include federal funds, and reverse repurchase agreements. Reverse repurchase agreements are short-term obligations collateralized by investment securities. Total borrowings at December 31, 2002 were $3.0 billion, compared to $2.7 billion at December 31, 2001. The increase in short-term borrowings was due to more attractive funding costs, in these funding sources versus retail and jumbo time deposits.

Table 7 summarizes information regarding short-term securities sold under repurchase agreements and short-term FHLB advances (in thousands):

TABLE 7: DETAILS OF BORROWINGS

	DECEMBER 31,

	2002	2001

Securities sold under repurchase agreements:
Balance	$1,383,300	$297,741
Weighted average interest rate	0.38%	1.45%
Maximum amount outstanding at any month-end during the year	$1,383,300	$398,850
Average amount outstanding during the year	$517,309	$83,046
Weighted average interest rate during the year	0.97%	1.45%
Federal Funds Purchased:
Balance	—	452,002
Weighted average interest rate	—%	1.75%
Maximum amount outstanding at any month-end during the year	$335,000	$850,000
Average amount outstanding during the year	$118,313	$186,199
Weighted average interest rate during the year	1.70%	3.29%
FHLB advances:
Balance	$1,602,500	$1,929,021
Weighted average interest rate	1.56%	3.08%
Maximum amount outstanding at any month-end during the year	$2,845,000	$3,555,000
Average amount outstanding during the year	$2,041,125	$2,119,833
Weighted average interest rate during the year	2.04%	4.18%

Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to Sovereign’s borrowings.

     Long-Term Debt. Total long-term debt includes obligations with original maturities at issuance of more than one year. At December 31, 2002, long-term debt was $5.8 billion, compared to $6.3 billion at December 31, 2001. The decrease in long- term debt was due to scheduled repayments, as well as a shift to short-term reverse repurchase agreements and FHLB advances to achieve a lower overall cost of funds. See Note 13 in the Consolidated Financial Statements for more information related to Sovereign’s long-term debt.

During 2001, Sovereign was party to various long-term financing transactions. On November 20, 2001, a consolidated special purpose entity issued $821 million of asset-backed floating rate notes. On March 1, 2001, Sovereign refinanced the $500 million senior secured credit facility with a $400 million variable rate senior secured credit facility consisting of a $350 million revolving line and a $50 million term note. On February 20, 2001, Sovereign issued $175 million of senior unsecured notes at 8.625% that will mature on March 15, 2004. The proceeds of this issuance, along with the proceeds of $150 million from the 20 million shares of common stock issued on February 9, 2001, were used to repay $240 million of 6.625% senior notes that matured on March 15, 2001 and strengthened Sovereign’s liquidity.

Sovereign Bancorp    29

MANAGEMENT’S DISCUSSION AND ANALYSIS

In March 2003, Sovereign completed a tender offer for its outstanding 8.625% Senior Notes due March 2004 (“8.625% Notes”) and its outstanding 10.25% Senior Notes due May 2004 (“10.25% Notes”). This offer, was priced at $1,062.50 for each $1,000 principal amount of the 8.625% Notes and $1,091.25 for each $1,000 principal amount of the 10.25% Notes. As of the close of the tender offer on March 4, 2003, $139.2 million of the 8.625% Notes and $162.4 million of the 10.25% Notes had been tendered and not withdrawn. In accordance with the terms of the tender offer, Sovereign has accepted for payment all 8.625% and 10.25% Notes that have been validly tendered prior to the expiration of the tender offer. The Company will record a debt extinguishment loss on this transaction in the first quarter of 2003.

In March 2003, Sovereign Bank completed the issuance of $500 million of subordinated notes. The notes will have a coupon of 5.165% and will mature as of March 15, 2013. The subordinated debt qualifies as Tier 2 regulatory capital for Sovereign Bank and Sovereign Bancorp, Inc.

     Trust Preferred Securities. Sovereign has outstanding $396 million ($501 million redemption value) of mandatorily redeemable trust preferred obligations that have stated maturities ranging from 2027 through 2031, and have stated dividends of 7.50% to 9.875% of par value. On December 10, 2001, Sovereign issued $100 million of Trust Preferred Securities with an annual dividend rate of 8.75%. In 2002 and 2001, Sovereign repurchased a portion of its Trust Preferred Securities. The difference between carrying amount and redemption value of the Trust Preferred Securities is being accreted into expense over the life of the securities using the level yield method. See Note 14 to the Consolidated Financial Statements for a more detailed discussion on Sovereign’s Trust Preferred Securities.

     Securitization Transactions. Securitization transactions contribute to Sovereign’s overall funding and regulatory capital management. These transactions involve periodic transfer of loans or other financial assets to special purpose entities (SPE’s) and are either recorded on Sovereign’s Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets in accordance with SFAS No.140,“Transfers of Financial Assets and Liabilities”.

In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for the transaction as a sale in accordance with SFAS No.140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2002, off-balance sheet QSPEs had $1.4 billion of debt related to assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs was $124 million at December 31, 2002, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. This amount is classified in investments available for sale on the Consolidated Balance Sheet. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. See the discussion in our “Critical Accounting Policies” section of this MD&A, and Note 24 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such interests, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.

In a transaction consummated in November 2001, the “November 2001 transaction,” Sovereign accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to SPEs. The transaction is considered a financing transaction under SFAS No.140 and, therefore, the SPEs are consolidated in Sovereign’s financial statements. At December 31, 2002, Sovereign had $821 million of debt and $64 million of minority interest reflected on its consolidated balance sheet related to consolidated SPEs.

Additionally, Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity and available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities available for sale based on their relative fair values.

30    Sovereign Bancorp

     Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in trust preferred securities and other minority interest expense on the Consolidated Statement of Operations.

As part of the November 2001 transaction, Sovereign received $64 million from the sale to outside investors of controlling ownership interests in SPEs formed to issue debt and equity interests as parts of a financing transaction that raised a total of $885 million for Sovereign.

On August 21, 2000, Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of Sovereign Bank that holds primarily residential real estate loans. The preferred stock was issued at a discount, which is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank.

CREDIT RISK MANAGEMENT

Extending credit exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Credit Policy Committee and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In addition to being subject to the judgment and dual approval of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign’s credit standards. The largest loans require approval by the Credit Policy Committee.

The Retail Loan Review Group and the Commercial Asset Review Group conduct ongoing, independent reviews of the lending process to ensure accurate risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history, or other factors. Commercial loan credit quality is strong but is under a high level of scrutiny by line management, credit officers and the independent Commercial Asset Review Group, due to current economic conditions.

At December 31, 2002, Sovereign’s loan portfolio was 19% residential, 37% consumer and 44% commercial. At December 31, 2001, Sovereign’s loan portfolio was 25% residential, 33% consumer and 42% commercial. This shift in portfolio composition reflects increased emphasis in commercial and consumer lending. Management believes this shift in loan composition brings higher yields and higher inherent credit risk.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign’s strategies for managing the related credit risk.

     Commercial Loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Pennsylvania, New Jersey, and New England market areas and are secured by developed real estate at conservative loan-to-values and often by a guarantee of the borrower.

Sovereign Bancorp  31

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist.

     Consumer Loans. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 85%, or credit insurance is purchased to limit exposure. The auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. The portion of the consumer portfolio at December 31, 2002, which is secured by real estate, vehicles, deposit accounts or government guarantees, comprises 98.0% of the entire consumer portfolio.

     Residential Loans. Sovereign originates fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

     Collections. Sovereign closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly Asset Review Committee and Board of Directors meetings.

     Non-performing Assets. At December 31, 2002, Sovereign’s non-performing assets were $257 million, compared to $245 million at December 31, 2001. Non-performing commercial and consumer loans increased in 2002 by $21.5 million and $4.8 million, respectively. These increases were consistent with the overall growth in the commercial and consumer loan portfolios. Offsetting these increases was a reduction in residential non-performing loans of approximately $40 million that was due principally to the sales of non-performing residential loans in 2002 and, to a lesser degree, the overall decline in our residential loan portfolio. Non-performing assets as a percentage of total assets were .65% at December 31, 2002, compared to .69% at December 31, 2001.

Sovereign generally places all commercial loans and residential loans with loan-to-values greater than 50% on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are residential real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

32    Sovereign Bancorp

Table 8 presents the composition of non-performing assets at the dates indicated (in thousands):

TABLE 8: NON-PERFORMING ASSETS

	AT DECEMBER 31,

	2002	2001	2000	1999	1998

Non-accrual loans(1):
Residential	$36,849	$76,737	$61,422	$33,397	$60,779
Commercial real estate	38,302	18,776	12,403	4,286	6,913
Commercial	122,504	100,993	68,277	14,875	14,691
Consumer	32,844	28,032	38,422	27,104	25,964

Total non-accrual loans	230,499	224,538	180,524	79,662	108,347
Restructured loans	893	1,280	3,755	3,755	141

Total non-performing loans	231,392	225,818	184,279	83,417	108,488

Other real estate owned and other repossessed assets
Real estate owned	19,007	12,076	4,425	3,567	12,812
Other repossessed assets	6,663	6,852	3,758	1,762	2,772

Total other real estate owned and other repossessed assets	25,670	18,928	8,183	5,329	15,584

Total non-performing assets	$257,062	$244,746	$192,462	$88,746	$124,072

Past due 90 days or more as to interest or principal and accruing interest (2)	$40,500	$54,599	$16,733	$10,238	$9,975
Non-performing assets as a percentage of total assets	.65%	.69%	.58%	.33%	.57%
Non-performing loans as a percentage of total loans	1.00	1.11	.84	.59	.96
Non-performing assets as a percentage of total loans and other real estate owned	1.11	1.20	.88	.62	1.10
Allowance for loan losses as a percentage of total non-performing assets	116.2	108.1	133.2	149.9	107.8
Allowance for loan losses as a percentage of total non-performing loans	129.1	117.2	139.1	159.4	123.3

(1)	In prior years in presenting non-performing loans, the balance was reduced by reserves provided for those specific loans. As of December 31, 2002, the balance of non-performing loans was not reduced by specific reserves related to those loans. The prior year balances and ratios have been adjusted to conform with the 2002 presentation.

(2)	During the first half of 2001 the Company changed its methodology for the treatment of delinquent loans and nonaccrual of certain loans from 90 to 120 days past due to ensure consistency with the treatment of all other consumer loans. During 2001, Sovereign began to keep residential and consumer loans secured by real estate that are well-secured (loan to value of 50% or less) and in the process of collection on accrual status, in accordance with regulatory guidelines. There were $13.9 million and $12.8 million of such loans at December 31, 2002 and December 31, 2001, respectively.

Loans that are past due 90 days or more and still accruing interest decreased from $54.6 million at December 31, 2001 to $40.5 million at December 31, 2002. Ninety-day delinquencies fell in all three categories, namely residential by $7.7 million, consumer by $3.2 million, and commercial by $3.2 million.

     Potential Problem Loans. Potential problem loans are loans, not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $70.3 million and $120 million at December 31, 2002 and 2001, respectively. The decline is due to a decrease in delinquencies as discussed below.

     Delinquencies. Sovereign’s loan delinquencies (all performing loans 30 or more days delinquent) at December 31, 2002 were $374 million, a decrease from $449 million at December 31, 2001. As a percentage of total loans, performing delinquencies were 1.61% at December 31, 2002, a decrease from 2.20% at December 31, 2001. Residential performing loan delinquencies decreased from $188 million to $172 million during the same time periods, but increased as a percentage of total residential loans from 3.75% to 3.95% as a result of the decrease in the size of the overall residential portfolio. Consumer performing loan delinquencies decreased from $137 million to $131 million and also decreased as a percentage of total consumer loans from 2.01% to 1.53%, as a result of the increase in the size of the overall consumer portfolio. Commercial performing loan

Sovereign Bancorp  33

MANAGEMENT’S DISCUSSION AND ANALYSIS

delinquencies decreased from $124 million to $71 million, and also decreased as a percentage of total commercial loans from 1.45% to 0.69%. The reason for the decline is due to the seasoning of the acquired portfolios.

     Allowance for Loan Losses. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends.

Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. At December 31, 2002, Sovereign’s total allowance was $298.8 million. Because historical charge-offs are not necessarily indicative of future charge-off levels, Sovereign also gives consideration to other risk indicators when determining the appropriate allowance level.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which for non-homogeneous loans is comprised of allowances established on specific classified loans, and class allowances for both homogeneous and non-homogeneous loans based on risk ratings, and historical loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in Sovereign’s individual markets and portfolios, and to account for a level of imprecision in management’s estimation process.

The allowance recorded for consumer and residential portfolios is based on an analysis of product mix, risk composition of the portfolio, fraud losses and bankruptcy experiences, economic conditions and historical and expected delinquency and charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated inherent losses in these portfolios.

The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance. The specific allowance element of the commercial loan allowance is based on a regular analysis of classified commercial loans where certain inherent weaknesses exist. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered. This analysis is periodically reviewed by third parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations, if applicable, guarantor capacity and other sources of repayment. Specific reserves are also evaluated by commercial asset review and credit risk management.

The class allowance element of the commercial loan allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated quarterly and are based primarily on actual historical loss experience, consultation with regulatory authorities, and peer groups loss experience. Management revises the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Regardless of the extent of management analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions; the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogenous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. Sovereign maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

34  Sovereign Bancorp

A comprehensive analysis of the allowance for loan losses is performed by management on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is also conducted on a periodic basis. The Chief Credit Officer, and the Chief Risk Management Officer have the responsibility to affirm allowance methodology and to assess the general and specific allowance factors in relation to estimated and actual net charge-off trends.

Although management determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. Management’s methodology includes several factors intended to minimize the differences between estimated and actual losses. These factors allow management to adjust its estimate of losses based on the most recent information available.

Table 9 summarizes Sovereign’s allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

TABLE 9: ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	AT DECEMBER 31,

	2002		2001		2000		1999		1998

		% OF		% OF		% OF		% OF		% OF
		LOANS TO		LOANS TO		LOANS TO		LOANS TO		LOANS TO
		TOTAL		TOTAL		TOTAL		TOTAL		TOTAL
	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS	AMOUNT	LOANS

Allocated allowances:
Commercial loans	$193,528	44%	$161,075	40%	$149,828	36%	$58,784	29%	$38,354	20%
Residential real estate mortgage loans	16,539	19	20,724	25	34,629	36	19,535	40	22,427	47
Consumer loans	72,366	37	61,200	35	48,053	28	43,455	31	48,083	33
Unallocated allowance	16,317	n/a	21,668	n/a	23,846	n/a	11,212	n/a	24,938	n/a

Total allowance for loan losses	$298,750	100%	$264,667	100%	$256,356	100%	$132,986	100%	$133,802	100%

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $161.1 million at December 31, 2001 to $193.5 million at December 31, 2002. As a percentage of the total commercial portfolio, the allowance increased from 1.88% to 1.89%. This increase was due primarily to higher levels of substandard assets that carry higher reserve allowance percentages. During 2002, net charge-offs in this portfolio totaled $79.8 million, as compared to $43.0 million in 2001; and, charge-offs increased from .52% to .84% of the respective average portfolio, due to one large commercial loan totaling $17.7 million which required a $15.5 million charge-off. The remaining increase was due to primarily to the overall increase in non-performing commercial loans.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $61.2 million at December 31, 2001 to $72.4 million at December 31, 2002. This increase was due primarily to the overall growth in the portfolio. As a percentage of the entire consumer portfolio, the reserve decreased from .90% to .85%. During 2002, net charge-offs in this portfolio totaled $39.8 million, as compared to $40.7 million in the previous year, a decrease of 2%; and, charge-offs as a percentage of average outstanding loans decreased by .11% from .62% to .51%.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $20.7 million at December 31, 2001 to $16.5 million at December 31, 2002. The decrease was due primarily to the overall reduction in the residential portfolio from $5.0 billion at December 31, 2001 to $4.3 billion at December 31, 2002. As a percentage of the total residential portfolio, the allowance decreased from .41% to .38%. Despite decreases in delinquencies as a percent of loans outstanding and non-performing loans in this portfolio, residential net charge-offs have increased in 2002 from $5.0 million in 2001 to $7.7 million in 2002 because of accelerated dispositions of non-performing loans. As a percentage of average loans, residential net charge-offs increased from .08% in 2001 to .16% in 2002.

     Unallocated Allowance. The unallocated allowance decreased from $21.7 million at December 31, 2001 to $16.3 million at December 31, 2002. As a percentage of the total reserve, the unallocated portion decreased from 8.2% to 5.5%. This decrease reflects Sovereign’s increased familiarity and seasoning of acquired loan portfolios.

Sovereign Bancorp  35

MANAGEMENT’S DISCUSSION AND ANALYSIS

BANK REGULATORY CAPITAL

Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8%. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. For a detailed discussion on regulatory capital requirements,see Note 17 in the Notes to Consolidated Financial Statements.

Table 10 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2002.

TABLE 10: REGULATORY CAPITAL RATIOS

	OTS - REGULATIONS(1)

	SOVEREIGN
	BANK		WELL
	DECEMBER 31,	MINIMUM	CAPITALIZED
	2002	REQUIREMENT	REQUIREMENT

Tangible capital to tangible assets	7.55%	2.00%	None
Tier 1 leverage capital to tangible assets	7.55	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	9.70	4.00	6.00
Total risk-based capital to risk adjusted assets	10.69	8.00	10.00

(1)	An OTS Order discussed in Note 17 to the Financial Statements imposed certain additional capital requirements in excess of the OTS regulated well-capitalized requirements. The OTS order expired on January 1, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2002, Sovereign had $5.2 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.

Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits and issue public debt and equity securities in the local and national markets, FHLB borrowings, federal funds purchased, reverse repurchase agreements, wholesale deposit purchases and the capability to securitize or package loans for sale.

Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries and a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $210 million in 2002, $130 million in 2001 and $100 million in 2000. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets.

As discussed previously, Sovereign restructured its debt portfolio by tendering $301.6 million of its Senior Notes, and issuing $500 million of subordinated debt at Sovereign Bank.

36  Sovereign Bancorp

As discussed in other sections of this document, including Item 1, Business, and in Note 17 to the Consolidated Financial Statements, subsidiary banks are subject to regulation and, among other things, may be limited in their ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders.

Cash and cash equivalents increased $65.3 million for 2002. Net cash provided by operating activities was $31.5 million for 2002. Net cash used by investing activities for 2002 was $2.0 billion and consisted primarily of the purchase of $9.7 billion in available for sale investment securities offset by the proceeds from the sale of investment securities and the sale and securitization of loans of $6.9 billion and $2.8 billion, respectively. We also purchased $2.8 billion of loans in 2002. Net cash provided by financing activities for 2002 was $2.0 billion, which was primarily due to a net increase in deposits of $2.2 billion related to marketing initiatives to increase the level of core deposits. See the consolidated statement of cash flows for further details on our sources and uses of cash.

Sovereign’s debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, or reasonably anticipated increases.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below. (For further information regarding Sovereign’s contractual obligations, refer to Footnotes 11 through 14 of our Consolidated Financial Statements, herein.):

Contractual Obligations

	PAYMENTS DUE BY PERIOD

		LESS THAN			AFTER
(Dollars in thousands)	TOTAL	1 YEAR	1-3 YEARS	4-5 YEARS	5 YEARS

Borrowings	$2,985,800	$2,985,800	$–	$–	$–
Long-term debt:
Securities sold under repurchase agreements	155,000	–	–	155,000	–
FHLB advances	3,792,616	–	313,450	302	3,478,864
Other long-term debt	1,895,873	50,269	494,950	529,654	821,000
Trust Preferred Securities	501,090	–	–	–	501,090
Certificates of deposit	7,020,021	5,081,908	1,675,715	175,128	87,270
Operating leases	761,902	105,280	287,040	93,122	276,460

Total contractual cash obligations	$17,112,302	$8,223,257	$2,771,155	$953,206	$5,164,684

Sovereign Bancorp  37

MANAGEMENT’S DISCUSSION AND ANALYSIS

Certain contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2002, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign’s lenders. Due to cross default provisions in certain Sovereign debt agreements, if more than $25 million of Sovereign’s debt is in default, $875 million of senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

Sovereign is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement Sovereign has in particular classes of financial instruments.

Sovereign’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. Sovereign uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps and floors and forward contracts, the contract or notional amounts do not represent exposure to credit loss. Sovereign controls the credit risk of its interest rate swaps, caps and floors and forward contracts through credit approvals, limits and monitoring procedures. Unless noted otherwise, Sovereign does not require, and is not required to pledge collateral or other security to support financial instruments with credit risk.

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD

OTHER COMMITMENTS	TOTAL
	AMOUNTS	LESS THAN			OVER
(Dollars in thousands)	COMMITTED	1 YEAR	1-3 YEARS	4-5 YEARS	5 YEARS

Commitments to extend credit	$7,534,899	$4,547,002	$1,062,730	$389,797	$1,535,370 (1)
Standby letters of credit	980,755	318,739	249,676	380,761	31,579
Loans sold with recourse	16,870	–	–	–	16,870
Forward contracts	1,578,783	1,558,783	20,000	–	–

Total other commitments	$10,111,307	$6,424,524	$1,332,406	$770,558	$1,583,819

(1)  Of this amount, $1.4 billion represents unused home equity lines of credit.

For further information regarding Sovereign’s commitments, refer to Note 21 to the Notes to the Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT

Interest rate risk arises primarily through Sovereign’s traditional business activities of extending loans and accepting deposits, as well as by incurring debt and purchasing investment securities. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, Sovereign seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximize its net interest income and net interest margin. To achieve these objectives, Sovereign works closely with each business line in the Company and guides new business flows. Sovereign also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.

38   Sovereign Bancorp

Interest rate risk is managed centrally by the Treasury Group with oversight by the Asset and Liability Committee. Management reviews various forms of analysis to monitor interest rate risk, including net interest income sensitivity, market value sensitivity, repricing frequency of assets versus liabilities and scenario analysis. Numerous assumptions are made to produce these analyses, including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, and competitor pricing.

Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and may include up to 12 different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its risk, and is used to develop proactive strategies to ensure Sovereign is not overly sensitive to the future direction of interest rates. At December 31, 2002, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At December 31, 2002, if interest rates dropped in parallel 100 basis points, Sovereign estimates that net interest income would fall 3.2%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 6.3%.

Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of December 31, 2002, the one year cumulative gap was 6%, compared to 9% at December 31, 2001, indicating Sovereign could benefit from rising rates.

Finally, Sovereign Bank calculates the market value of its balance sheet, including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Management will calculate a Net Portfolio Value (NPV), which is the market value of assets minus the market value of liabilities. As of December 31, 2002, the NPV as a percentage of the present value of assets was 9.59%. Management will also review the sensitivity of NPV to changes in interest rates. Management attempts to keep the NPV Ratio relatively constant across various interest rate scenarios. As of December 31, 2002, a 200 basis point rise in interest rates would increase the NPV ratio by 1.28%, and a 100 basis point decline in interest rates would decrease the NPV by 1.22%. At December 31, 2001, a 200 basis point rise or decline in interest rates would decrease the NPV by 1.18% and .45%, respectively.

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

In 2002 and 2001, the Federal Funds rate declined 50 basis points and 475 basis points, respectively, which is an unusually rapid move for a two-year time frame. Even though Sovereign’s risk position has been mildly asset sensitive (sensitive to falling rates), management was able to develop strategies to overcome this move in rates and widen the net interest margin during the past two years. Sovereign aggressively repriced certain liabilities and improved the loan portfolio mix away from residential mortgages and into consumer and commercial loans. The deposit mix also improved with more core deposits and less certificate of deposits. Lastly, the Company effectively used the wholesale bank (investments funded with wholesale funding) to hedge interest rate risk created by the relationship business.

Sovereign Bancorp  39

MANAGEMENT’S DISCUSSION AND ANALYSIS

Pursuant to its interest rate risk management strategy, Sovereign enters into hedging transactions that involve interest rate exchange agreements (swaps, caps, and floors) for interest rate risk management purposes. Sovereign’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities that are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline that are originated for sale.

To accommodate customer needs, Sovereign enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, and floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Through the Company’s capital markets, mortgage-banking and precious metals activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to trading positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

40  Sovereign Bancorp

Table 11 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2002, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

Table 11: Gap Analysis

	AT DECEMBER 31, 2002 REPRICING

	YEAR ONE	YEAR TWO	YEAR THREE	YEAR FOUR

Interest earning assets:
Investment securities(1)(2)	$4,627,774	$2,172,173	$1,198,991	$713,544
	5.69%	6.21%	6.22%	6.18%
Loans(3)	15,111,596	3,729,835	2,116,191	818,641
	6.05%	7.53%	7.51%	7.45%

Total interest earning assets	$19,739,370	$5,902,008	$3,315,182	$1,532,185
	5.96%	7.05%	7.04%	6.86%
Non-interest earning assets	81,911	87,918	87,133	86,557

Total assets	$19,821,281	$5,989,926	$3,402,315	$1,618,742
	5.94%	6.94%	6.86%	6.49%

Interest bearing liabilities:
Deposits	$13,877,736	$4,215,086	$2,954,691	$2,735,853
	1.74%	1.96%	1.32%	1.03%
Borrowings	4,307,252	76,013	313,022	4,102,738
	2.16%	9.43%	5.47%	5.90%

Total interest bearing liabilities	$18,184,988	$4,291,099	$3,267,713	$6,838,591
	1.84%	2.09%	1.72%	3.95%
Non-interest bearing liabilities	–	–	–	–
Trust Preferred Securities and Minority Interest	–	–	–	–
Stockholders’ equity	–	–	–	–

Total liabilities and stockholders’ equity	$18,184,988	$4,291,099	$3,267,713	$6,838,591
	1.84%	2.09%	1.72%	3.95%
Excess assets (liabilities) before effect of hedging transactions	$1,636,293	$1,698,827	$134,602	$(5,219,849)

To total assets	4.14%	4.30%	0.34%	(13.21)%

Cumulative excess assets (liabilities) before effect of hedging transactions	$1,636,293	$3,335,120	$3,469,722	$(1,750,127)

To total assets	4.14%	8.44%	8.78%	(4.43)%
Effect of hedging transactions on assets and liabilities	845,000	$(200,000)	$(190,000)	$400,000

Excess assets (liabilities) after effect of hedging transactions	2,481,293	$1,498,827	$(55,398)	$(4,819,849)

To total assets	6.28%	3.79%	(0.14)%	(12.19)%
Cumulative excess assets (liabilities) after effect of hedging transactions	$2,481,293	$3,980,120	$3,924,722	$(895,127)

To total assets	6.28%	10.07%	9.93%	(2.26)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	AT DECEMBER 31, 2002 REPRICING

	YEAR FIVE	THEREAFTER	TOTAL

Interest earning assets:
Investment securities(1)(2)	$733,467	1,920,128	11,366,077
	6.06%	5.06%	5.79%
Loans(3)	789,579	561,483	23,127,325
	6.04%	7.20%	6.50%

Total interest earning assets	$1,523,046	2,481,611	34,493,402
	6.05%	5.54%	6.27%
Non-interest earning assets	84,734	4,602,538	5,030,791

Total assets	$1,607,780	7,084,149	39,524,193
	5.73%	1.94%	5.47%

Interest bearing liabilities:
Deposits	$2,834,326	167,288	26,784,980
	1.06%	2.02%	1.59%
Borrowings	272	29,992	8,829,289
	–	–	4.07%

Total interest bearing liabilities	$2,834,598	197,280	35,614,269
	1.06%	1.71%	2.20%
Non-interest bearing liabilities	–	548,649	548,649
Trust Preferred Securities and Minority Interest	–	596,957	596,957
Stockholders’ equity	–	2,764,318	2,764,318

Total liabilities and stockholders’ equity	$2,834,598	4,107,204	39,524,193
	1.06%	0.08%	1.98%
Excess assets (liabilities) before effect of hedging transactions	$(1,226,818)	2,976,945

To total assets	(3.10)%	–

Cumulative excess assets (liabilities) before effect of hedging transactions	$(2,976,945)	–

To total assets	(7.53)%	–
Effect of hedging transactions on assets and liabilities	$(395,000)	(460,000)

Excess assets (liabilities) after effect of hedging transactions	$(1,621,818)	2,516,945

To total assets	(4.10)%	6.37%
Cumulative excess assets (liabilities) after effect of hedging transactions	$(2,516,945)	–

To total assets	(6.37)%	–

(1)  Include interest-earning deposits.

(2)  Investment securities include market rate payment and repayment assumptions.

(3)  Loan balances include annual prepayment and repayment assumptions of 0% to 12% for commercial loans,15% to 60% for consumer loans, and 12% to 55% for residential loans. Loan balances are presented net of deferred loan fees and include loans held for sale.

Sovereign Bancorp  41

MANAGEMENT’S DISCUSSION AND ANALYSIS

Table 12 presents selected quarterly consolidated financial data (in thousands, except per share data):

TABLE 12: SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

	THREE MONTHS ENDED

	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2002	2002	2002(2)	2002(2)

Total interest income	$514,594	$524,343	$525,776	$494,827
Total interest expense	221,462	226,793	228,771	222,898

Net interest income	293,132	297,550	297,005	271,929
Provision for loan losses	36,000	38,000	28,000	44,500

Net interest income after provision	257,132	259,550	269,005	227,429
Gain/(loss) on sale of loans and investment securities	14,356	12,668	3,841	20,566
Other income	104,190	97,489	92,446	86,970
Other expenses	248,688	242,641	242,056	245,702

Income before income taxes	126,990	127,066	123,236	89,263
Income tax provision	33,905	33,927	32,892	23,845

Income before extraordinary item	93,085	93,139	90,344	65,418
Extraordinary item	–	–	–	–

Net income to common stock(1)	$93,085	$93,139	$90,344	$65,418

Earnings per share:
Basic
Income before extraordinary item	$0.36	$0.36	$0.35	$0.27
Extraordinary item	–	–	–	–

Net income	$0.36	$0.36	$0.35	$0.27

Diluted
Income before extraordinary item	$0.33	$0.33	$0.32	$0.25
Extraordinary item	–	–	–	–

Net income(1)	$0.33	$0.33	$0.32	$0.25

Market prices
High	$14 72/100	$15 57/100	$15 12/25	$14 7/20
Low	11 31/100	12 19/100	14	11 17/20
Dividends declared per common share	0.025	0.025	0.025	0.025

[Additional columns below]

[Continued from above table, first column(s) repeated]

	THREE MONTHS ENDED

	DEC. 31,	SEPT. 30,	JUNE 30,	MAR. 31,
	2001	2001	2001	2001

Total interest income	$521,681	$563,341	$557,607	$579,846
Total interest expense	244,022	292,521	299,284	332,366

Net interest income	277,659	270,820	258,323	247,480
Provision for loan losses	32,000	22,000	23,100	20,000

Net interest income after provision	245,659	248,820	235,223	227,480
Gain/(loss) on sale of loans and investment securities	(1,997)	4,412	5,752	7,344
Other income	90,399	94,763	115,781	97,950
Other expenses	243,781	337,524	319,574	320,762

Income before income taxes	90,280	10,471	37,182	12,012
Income tax provision	16,820	1,855	7,000	900

Income before extraordinary item	73,460	8,616	30,182	11,112
Extraordinary item	–	–	–	(6,549)

Net income to common stock(1)	$73,460	$8,616	$30,182	$4,563

Earnings per share:
Basic
Income before extraordinary item	$0.30	$0.03	$0.12	$0.05
Extraordinary item	–	–	–	(0.03)

Net income	$0.30	$0.03	$0.12	$0.02

Diluted
Income before extraordinary item	$0.28	$0.03	$0.12	$0.05
Extraordinary item	–	–	–	(0.03)

Net income(1)	$0.28	$0.03	$0.12	$0.02

Market prices
High	$12 3/7	$13 11/50	$13	$9 4/25
Low	8 46/63	8 43/50	7 47/50	7 33/50
Dividends declared per common share	0.025	0.025	0.025	0.025

(1)  Net income includes certain special after-tax charges of $14.2 million for the three-month period ended March 31, 2002, and $64.2 million, $46.9 million, and $59.0 million for the three-month period ended September 30, June 30 and March 31, 2001, respectively. See Results of Operations section of Management’s Discussion and Analysis. Through December 31, 2001, Sovereign was amortizing goodwill. Upon adoption of SFAS No. 142, Sovereign ceased periodic amortization of goodwill.

(2)  Expense provisions of SFAS No. 123 were adopted in the quarter ended September 30, 2002 for options granted in 2002. Previously reported amounts for the quarters ended June 30, 2002 and March 31, 2002 have been adjusted to reflect the adoption of this change in accounting principle in accordance with the transition provisions of SFAS No. 123. 2001 periods do not reflect compensation expense for stock options under SFAS No. 123. The adoption of SFAS No. 123 lowered net income and diluted earnings per share by $2.1 million and $0.01 per share and $1.5 million and $0.01 per share for the quarters ended June 30, 2002 and March 31, 2002, respectively

FOURTH QUARTER REVIEW

Net income for the fourth quarter of 2002 was $93.1 million, or $0.33 per diluted share, which was consistent with the third quarter and increased from the fourth quarter 2001 reported amount of $73.5 million, or $0.28 per diluted share. Returns on average equity and average assets were 13.49% and 0.93%, respectively, for the fourth quarter of 2002, compared to 14.18% and 0.96%, respectively, for the third quarter of 2002, and 13.32% and 0.83%, respectively, for the fourth quarter of 2001. The improvement in year-over-year quarter results was driven primarily by higher net interest income and non-interest revenues.

Net interest margin for the fourth quarter of 2002 was 3.49%, compared to 3.62% from the third quarter of 2002, and 3.69% in the fourth quarter of 2001. The primary reason for the decline in margin is due to the mild asset sensitivity of the Company’s balance sheet and by reinvestment yields continuing to be materially lower than the yields on maturing assets.

The provision for loan losses was $36.0 million for the fourth quarter of 2002, compared to $38.0 million for the third quarter and $32.0 million for the fourth quarter of 2001. See the Credit Risk Management section of this document for further discussion about the allowance for loan losses and the related provision.

42  Sovereign Bancorp

Non-interest income for the fourth quarter of 2002 totaled $118.5 million, compared to $110.2 million for the third quarter of 2002 and $88.4 million for the fourth quarter of last year. The fourth quarter increase over the third quarter of 2002 was due primarily to higher levels of securities gains and mortgage banking income. The increase over the prior year was due to increases of consumer banking fees of $7.9 million related to the expansion of our core deposit base, commercial banking fees of $5.6 million generated from the growth of our loan portfolio and deposits, and higher level of net investment gains of $16.3 million due to asset/liability strategies, offset by declines in mortgage banking revenues of $4.9 million due to higher impairment charges related to our mortgage servicing right assets.

General and administrative expenses for the fourth quarter of 2002 was $213.1 million, compared to $207.3 million in the third quarter and $196.3 million in the fourth quarter of 2001. The reason for the increase in the fourth quarter of 2002 was related to compensation and marketing costs, as well as $2.6 million of fixed asset charges associated with certain equipment that was replaced by more current technology. The 2002 results include expenses related to stock options under SFAS No. 123, which the Company adopted in 2002, as well as expenses related to the Main Street acquisition, which was completed in the first quarter of 2002.

The effective income tax rate for the fourth quarter of 2002 and the third quarter of 2002 was 26.7%, compared to the fourth quarter of 2001 rate of 18.6%. The reason for the increase was due to the rise in taxable income from non-exempt sources. We expect our effective tax rate to increase in 2003, as our tax exempt income sources, will comprise a lower portion of our pretax income.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in the Consolidated Financial Statements for a discussion on this topic.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Asset and Liability Management” hereof.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements and Supplementary Data	Page
Report of Management	44
Report of Independent Auditors	45
Consolidated Balance Sheets	46
Consolidated Statements of Operations	47
Consolidated Statements of Stockholders’ Equity	48-49
Consolidated Statements of Cash Flows	50-51
Notes to Consolidated Financial Statements	52-92

Sovereign Bancorp   43

REPORT OF MANAGEMENT

TO OUR STOCKHOLDERS:

Financial Statements

Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2002, and the year then ended. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

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

Management assessed Sovereign’s internal control over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting as of December 31, 2002.

/s/ Jay S. Sidhu Jay S. Sidhu Chairman, President and Chief Executive Officer	/s/ James D. Hogan James D. Hogan Chief Financial Officer and Executive Vice President

/s/ Lawrence E. McAlee, Jr. Lawrence E. McAlee, Jr. Chief Accounting Officer and Senior Vice President	/s/ Larry K. Davis Larry K. Davis Corporate Controller and Senior Vice President

44  Sovereign Bancorp

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.

We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2002 Sovereign changed its methods of accounting for goodwill and stock options.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 21, 2003, except for Note 30,
     as to which the date is March 10, 2003

Sovereign Bancorp  45

CONSOLIDATED BALANCE SHEETS

	YEAR ENDED DECEMBER 31,

(in thousands, except share data)	2002	2001

Assets
Cash and amounts due from depository institutions	$972,614	$907,279
Investment securities available for sale	10,733,564	9,581,679
Investment securities held to maturity (fair value approximates $650,050 in 2002 and $883,208 in 2001)	632,513	883,437
Loans (including loans held for sale of $382,055 in 2002 and $308,950 in 2001)	23,127,325	20,399,584
Allowance for loan losses	(298,750)	(264,667)

Net loans	22,828,575	20,134,917

Premises and equipment	281,427	251,587
Accrued interest receivable	175,291	183,913
Goodwill	1,025,292	954,688
Core deposit intangibles, net of accumulated amortization	343,305	389,216
Bank owned life insurance	765,534	724,242
Other assets	1,766,078	1,463,880

Total Assets	$39,524,193	$35,474,838

Liabilities
Deposits and other customer accounts	$26,784,980	$23,297,574
Borrowings	2,985,800	2,678,764
Long-term debt	5,843,489	6,261,006
Advance payments by borrowers for taxes and insurance	17,158	20,943
Other liabilities	531,491	409,542

Total Liabilities	36,162,918	32,667,829

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding
junior subordinated debentures of Sovereign (“Trust Preferred Securities”)	396,331	404,136

Minority interest-preferred securities of subsidiaries	200,626	200,392

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference;7,500,000 shares authorized;
0 shares issued and outstanding	–	–
Common stock; no par value; 400,000,000 shares authorized; issued 265,548,293 in 2002
and 252,386,163 in 2001	1,580,282	1,416,267
Warrants and Stock Options	101,892	91,500
Unallocated common stock held by the Employee Stock Ownership Plan
(3,342,521 shares in 2002 and 4,247,873 shares in 2001 at cost)	(21,313)	(30,945)
Treasury stock (582,262 shares in 2002 and 668,583 shares in 2001 at cost)	(6,060)	(6,787)
Accumulated other comprehensive income (loss)	28,009	(33,135)
Retained earnings	1,081,508	765,581

Total Stockholders’ Equity	2,764,318	2,202,481

Total Liabilities and Stockholders’ Equity	$39,524,193	$35,474,838

See accompanying notes to the consolidated financial statements.

46 Sovereign Bancorp

CONSOLIDATED STATEMENTS OF OPERATIONS

	AT DECEMBER 31,

(in thousands, except per share data)	2002	2001	2000

Interest Income:
Interest-earning deposits	$4,620	$2,522	$22,158
Investment securities:
Available for sale	614,761	538,318	487,448
Held to maturity	46,967	68,607	132,442
Interest on loans	1,393,192	1,613,028	1,627,687

Total interest income	2,059,540	2,222,475	2,269,735

Interest Expense:
Interest on deposits and other customer accounts	458,287	705,886	735,087
Interest on borrowings and long-term debt	441,637	462,307	679,837

Total interest expense	899,924	1,168,193	1,414,924

Net interest income	1,159,616	1,054,282	854,811
Provision for loan losses	146,500	97,100	56,500

Net interest income after provision for loan losses	1,013,116	957,182	798,311

Non-interest Income:
Consumer banking fees	179,402	157,502	97,081
Commercial banking fees	95,083	75,825	36,913
Mortgage banking revenue	28,571	69,509	25,207
Capital markets revenue	14,995	11,185	11,090
Bank-owned life insurance	43,456	42,671	34,324
Miscellaneous income	19,588	42,200	10,440

Total fees and other income	381,095	398,892	215,055
Net gain (loss) on investment securities and derivatives transactions	51,431	15,511	(111,715)

Total non-interest income	432,526	414,403	103,340

General and Administrative Expenses:
Compensation and benefits	362,813	318,686	270,799
Occupancy and equipment	210,044	208,648	153,408
Technology expense	69,424	71,654	46,396
Outside services	49,235	53,109	119,792
Other administrative	128,591	125,188	135,695

Total general and administrative expenses	820,107	777,285	726,090

Other Expenses:
Amortization of intangibles, including goodwill in 2001 and 2000	80,274	133,551	98,940
Trust Preferred Securities and other minority interest expense	62,835	59,063	44,293
Merger related and restructuring charges	15,871	8,500	18,500
Non-solicitation expense	–	243,241	120,060

Total other expenses	158,980	444,355	281,793

Income (loss) before income taxes and extraordinary item	466,555	149,945	(106,232)
Income tax provision (benefit)	124,570	26,575	(65,215)

Income (loss) before extraordinary item	341,985	123,370	(41,017)
Extraordinary item (net of tax of $3,526 in 2001 and $5,225 in 2000)	–	(6,549)	10,775

NET INCOME (LOSS)	$341,985	$116,821	$(30,242)

Earnings (loss) per share:
Basic
Income (loss) before extraordinary item	$1.32	$0.51	$(0.18)
Extraordinary item	–	(0.03)	0.05

Net income (loss)	$1.32	$0.48	$(0.13)

Diluted
Income (loss) before extraordinary item	$1.23	$0.48	$(0.18)
Extraordinary item	–	(0.03)	0.05

Net income (loss)	$1.23	$0.45	$(0.13)

Dividends Declared Per Common Share	$.10	$.10	$.10

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp 47

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON		WARRANTS
	SHARES	COMMON	AND STOCK	RETAINED
(in thousands)	OUTSTANDING	STOCK	OPTIONS	EARNINGS

Balance, January 1, 2000	225,408	$1,254,037	$91,500	$726,780
Comprehensive income:
Net loss	–	–	–	(30,242)
Change in unrecognized gain/(loss) on investment securities available for sale, net of tax	–	–	–	–
Total comprehensive income
Exercise of stock options, net of shares repurchased	134	678	–	–
Cash in lieu of fractional shares	–	(3)	–	(79)
Sale of stock under Dividend Reinvestment and
Employee Stock Purchase Plan	621	4,569	–	–
Dividends paid on common stock	–	–	–	(22,420)
Stock issued for Directors’ compensation	48	–	–	–
Allocation of shares under Employee
Stock Ownership Plans	290	93	–	(489)

Balance, December 31, 2000	226,501	1,259,374	91,500	673,550
Comprehensive income:
Net income	–	–	–	116,821
Effect of change in accounting principle for derivatives	–	–	–	–
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	–	–	–	–
Derivative financial instruments	–	–	–	–
Total comprehensive income
Issuance of common stock	20,000	149,000	–	–
Exercise of stock options, net of shares repurchased	426	3,046	–	–
Cash in lieu of fractional shares	–	(8)	–	(137)
Sale of stock under Dividend Reinvestment and
Employee Stock Purchase Plan	432	3,911	–	–
Dividends paid on common stock	–	–	–	(24,653)
Stock issued for Directors’ compensation	88	(20)	–	–
Restricted stock repurchased	(295)	–	–	–
Allocation of shares under Employee Stock Ownership Plans	318	964	–	–

Balance, December 31, 2001	247,470	1,416,267	91,500	765,581
Comprehensive income:
Net income	–	–	–	341,985
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	–	–	–	–
Derivative financial instruments	–	–	–	–
Total comprehensive income
Acquisition of Main Street Bancorp	11,367	148,578	–	–
Purchase payout Network Leasing	166	7	–	–
Exercise of stock options, net of shares repurchased	1,143	8,547	–	–
Stock option expense	–	–	10,392	–
Sale of stock under Dividend Reinvestment and
Employee Stock Purchase Plan	322	4,159	–	–
Dividends paid on common stock	–	–	–	(26,058)
Stock issued for Directors’ compensation	69	122	–	–
Vesting and allocation of shares of restricted stock plan	183	–	–	–
Allocation of shares under Employee Stock Ownership Plans	283	2,038	–	–
Termination of acquired entity’s Employee Stock Ownership Plan	621	564	–	–

Balance, December 31, 2002	261,624	$1,580,282	$101,892	$1,081,508

See accompanying notes to the consolidated financial statements.

48 Sovereign Bancorp

			ACCUMULATED
		UNALLOCATED	OTHER	TOTAL
	TREASURY	STOCK HELD	COMPREHENSIVE	STOCKHOLDERS’
	STOCK	BY ESOP	INCOME (LOSS)	EQUITY

Balance, January 1, 2000	$(3,595)	$(36,295)	$(210,932)	$1,821,495
Comprehensive income:
Net loss	–	–	–	(30,242)
Change in unrecognized gain/(loss) on investment securities available for sale, net of tax	–	–	172,411	172,411

Total comprehensive income				142,169
Exercise of stock options, net of shares repurchased	(473)	–	–	205
Cash in lieu of fractional shares	–	–	–	(82)
Sale of stock under Dividend Reinvestment and Employee Stock Purchase Plan	–	–	–	4,569
Dividends paid on common stock	–	–	–	(22,420)
Stock issued for Directors’ compensation	279	–	–	279
Allocation of shares under Employee Stock Ownership Plans	–	3,065	–	2,669

Balance, December 31, 2000	(3,789)	(33,230)	(38,521)	1,948,884

Comprehensive income:
Net income	–	–	–	116,821
Effect of change in accounting principle for derivatives	–	–	(9,951)	(9,951)
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	–	–	46,039	46,039
Derivative financial instruments	–	–	(30,702)	(30,702)

Total comprehensive income				122,207
Issuance of common stock	–	–	–	149,000
Exercise of stock options, net of shares repurchased	(701)	–	–	2,345
Cash in lieu of fractional shares	–	–	–	(145)
Sale of stock under Dividend Reinvestment and Employee Stock Purchase Plan	–	–	–	3,911
Dividends paid on common stock	–	–	–	(24,653)
Stock issued for Directors’ compensation	786	–	–	766
Restricted stock repurchased	(3,083)	–	–	(3,083)
Allocation of shares under Employee Stock Ownership Plans	–	2,285	–	3,249

Balance, December 31, 2001	(6,787)	(30,945)	(33,135)	2,202,481

Comprehensive income:
Net income	–	–	–	341,985
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	–	–	149,192	149,192
Derivative financial instruments	–	–	(88,048)	(88,048)

Total comprehensive income				403,129
Acquisition of Main Street Bancorp	(3,116)	–	–	145,462
Purchase payout Network Leasing	1,993	–	–	2,000
Exercise of stock options, net of shares repurchased	(922)	–	–	7,625
Stock option expense	–	–	–	10,392
Sale of stock under Dividend Reinvestment and Employee Stock Purchase Plan	–	–	–	4,159
Dividends paid on common stock	–	–	–	(26,058)
Stock issued for Directors’ compensation	799	–	–	921
Vesting and allocation of shares of restricted stock plan	1,973	–	–	1,973
Allocation of shares under Employee Stock Ownership Plans	–	1,864	–	3,902
Termination of acquired entity’s Employee Stock Ownership Plan	–	7,768	–	8,332

Balance, December 31, 2002	$(6,060)	$(21,313)	$28,009	$2,764,318

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp   49

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	AT DECEMBER 31,

	2002	2001	2000

Cash Flows From Operating Activities:
Net income/(loss)	$341,985	$116,821	$(30,242)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Provision for loan losses	146,500	97,100	56,500
Deferred taxes	(35,709)	(15,599)	(49,833)
Depreciation and amortization	143,417	175,316	128,587
Amortization/accretion of investment securities and loan discounts	23,843	23,584	(34,747)
(Gain) loss on sale of investments and related derivatives	(51,431)	(15,511)	111,715
(Gain) loss on real estate owned	62	170	180
(Gain) loss on sale of fixed assets	938	(1,376)	(165)
(Gain) loss on extinguishment of debt	–	10,075	(16,000)
Stock option expense	10,392	–	–
Restricted stock allocation	2,044	–	–
Allocation of Employee Stock Ownership Plan	1,864	2,285	3,065
Net change in:
Loans held for sale	(73,105)	(248,957)	8,811
Accrued interest receivable	13,677	46,601	(11,829)
Other assets and bank owned life insurance	(591,210)	(586,435)	(651,297)
Other liabilities	98,251	118,806	296,326

Net cash provided by (used in) operating activities	31,518	(277,120)	(188,929)

Cash Flows From Investing Activities:
Proceeds from sales of investment securities	6,916,212	6,081,704	8,248,463
Proceeds from repayments and maturities of investment securities:
Available for sale	3,083,427	1,744,100	836,465
Held to maturity	255,030	289,463	4,255,897
Purchases of investment securities:
Available for sale	(9,682,574)	(10,586,894)	(6,157,701)
Held to maturity	(834)	(1,224)	(2,704,498)
Proceeds from sales and securitizations of loans	2,806,995	3,724,085	2,385,619
Purchase of loans	(2,773,784)	(1,989,269)	(2,572,063)
Net change in loans other than purchases and sales	(2,779,002)	(826,284)	463,389
Proceeds from sales of premises and equipment	7,953	32,059	46,490
Purchases of premises and equipment	(36,675)	(19,673)	(178,106)
Proceeds from sales of real estate owned	15,014	8,275	3,624
Net cash received from business combinations	207,704	–	1,916,345

Net cash provided by (used in) investing activities	(1,980,534)	(1,543,658)	6,543,924

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits and other customer accounts	2,230,510	(1,201,343)	210,550
Net increase/(decrease) in borrowings	307,036	1,346,976	(5,449,523)
Net increase/(decrease) in long-term debt	(379,521)	1,941,418	813,068
Repayments of long-term notes	(125,000)	(590,000)	(569,982)
Sale of FHLB advances	–	–	(911,037)
Net decrease in advance payments by borrowers or taxes and insurance	(3,785)	(3,066)	(4,213)
Proceeds from minority interests	–	64,187	140,396
Proceeds from issuance of trust preferred securities	–	96,166	–
Repurchase of trust preferred securities	(12,836)	(15,029)	–
Proceeds from issuance of common stock	15,437	156,893	5,337
Termination of ESOP	7,768	–	–
(Purchase)/issuance of treasury stock	800	(2,998)	(194)
Cash dividends paid to stockholders	(26,058)	(24,790)	(22,988)

Net cash provided by (used in) financing activities	2,014,351	1,768,414	(5,788,586)

Net change in cash and cash equivalents	65,335	(52,364)	566,409
Cash and cash equivalents at beginning of year	907,279	959,643	393,234

Cash and cash equivalents at end of year	$972,614	$907,279	$959,643

See accompanying notes to the consolidated financial statements.

50   Sovereign Bancorp

Supplemental Disclosures:

(in thousands)	AT DECEMBER 31,

	2002	2001	2000

Income taxes paid	$170,443	$33,620	$6,197
Interest paid	885,831	1,168,321	1,407,637

Non-cash Transactions: On March 8, 2002, Sovereign Bancorp, Inc. issued 11,367,000 shares as partial consideration for the acquisition of Main Street Bancorp, Inc. (see footnote 3). Additionally,  non-cash activity consisted of acquisitions which included $9.1 billion of loans and assumption of $12.3 billion of deposits in 2000. Other non-cash activity consisted of mortgage loan securitizations of $776 million in 2002, $587 million in 2001, and $1.2 billion in 2000.

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp   51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary Of Significant Accounting Policies

Sovereign Bancorp, Inc. and subsidiaries (“Sovereign” or “the Company”) is a Pennsylvania business corporation and is the holding company of Sovereign Bank FSB (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New Hampshire, Massachusetts, Connecticut and Rhode Island, and originating commercial, consumer and residential mortgage loans in those communities. Additionally, Sovereign has acquired residential mortgage loans and other consumer loans throughout the United States.

The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with accounting principles generally accepted in the United States.

     a.     Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I. All intercompany balances and transactions have been eliminated in consolidation.

     b.     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c.     Per Share Information - Basic earnings per share is calculated by dividing income before extraordinary items and net income by the weighted average actual common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur under the treasury stock method if securities or other contracts to issue common stock (principally, stock options, unvested restricted stock and warrants) were exercised. See Note 25 for computation of earnings per share.

     d.     Investment Securities - Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with unrealized gains and losses reported as a component of comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for its investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     e.     Loans Held for Sale - Loans held for sale are recorded at the lower of cost or estimated fair value at the time a decision is made to sell the loan with any decline in value below its carrying amount charged to the allowance for loan losses. Any subsequent decline in the estimated fair value of loans held for sale are included as expense in the consolidated statements of operations.

     f.     Mortgage Servicing Rights – When Sovereign purchases rights to service assets or sells loans with servicing retained, the Company recognizes, as separate assets, the rights to service mortgage loans. The initial recognition of mortgage servicing assets is predicated upon an allocation of the total cost of the related loans between the loans and the loan servicing rights based on their relative estimated fair values. Purchased mortgage servicing assets are recorded at cost. Mortgage servicing rights are carried at the lower of amortized cost or fair value and are amortized against mortgage banking revenues on an accelerated basis in proportion to, and over the period of, the estimated net future loan servicing fee income. Periods initially do not exceed eight years. An impairment reserve is recorded in the period in which the impairment occurs. The reserve for impairment is adjusted periodically based on changes in the expected prepayment speeds of the

52   Sovereign Bancorp

Note 1 - Summary Of Significant Accounting Policies (Continued)

underlying loans that include, but are not limited to, residential real estate 30-year and 15-year fixed rate mortgage mortgage loans, adjustable rate mortgage loans and balloon loans. See Note 8 for details of mortgage banking activity.

     g.     Allowance for Loan Losses - An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans that have losses, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience adjusted for current trends, and (ii) an unallocated allowances based on both general economic conditions and other risk factors in the Company’s individual markets and portfolios, and to account for a level of imprecision in management’s estimation process.

The specific allowance element is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined quality level. This analysis is performed by the Managed Assets Division, and periodically reviewed by third parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected, losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures.

These other risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis. Management has the responsibility to affirm allowance methodology and to assess the general and specific allowance factors in relation to estimated and actual net charge-off trends.

     h.     Loans - Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (except auto loans, government-guaranteed loans, residential and consumer loans with loan to values less than 50% that are placed on non-accrual after 120 days, or loans secured by deposit accounts) or sooner if management believes the loan has become impaired.

Sovereign Bancorp    53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary Of Significant Accounting Policies (Continued)

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

Consumer loans and residential real estate mortgage loans are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for auto loans), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples of this would include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.

For purposes of measuring impairment as set forth by the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure,” Sovereign defines impaired loans as non-accrual, non-homogeneous loans and certain other loans that are still accruing, that management has specifically identified as being impaired.

     i.     Premises and Equipment - Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements	Remaining lease term
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years

Expenditures for maintenance and repairs are charged to expense as incurred.

     j.     Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet.

     k.     Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     l.     Derivative Instruments and Hedging Activity - Sovereign enters into certain derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company is also required to recognize certain contracts as derivatives when the characteristics of those contracts meet the definition of a derivative.

Effective January 1, 2001, Sovereign adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to the adoption

54    Sovereign Bancorp

NOTE 1 - Summary Of Significant Accounting Policies (Continued)

of SFAS No. 133, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be recorded in the financial statements. Upon adoption of SFAS No. 133, the Company recorded an after-tax gain of $0.7 million in the consolidated statement of income and an after-tax charge of $6.7 million in accumulated other comprehensive income for the cumulative effects of the change in accounting for derivatives. Additionally, as allowed by SFAS No. 133, Sovereign reclassified $800 million of held to maturity securities to available for sale on January 1, 2001. These securities had an unrealized loss of ($3.2) million, net of tax of $1.7 million, at January 1, 2001.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value of the related hedged asset, liability or firm commitment on the balance sheet with the corresponding income or expense recorded in the consolidated statement of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the interest income or expense recorded on the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as an asset or liability, with a corresponding charge or credit, net of tax recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying consolidated balance sheet. Amounts are reclassified from accumulated other comprehensive income to the statement of operations in the period or periods the hedged transaction affects earnings. Gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the statement of operations.

     m.     Forward Exchange - Sovereign enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are recorded at fair value based on current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.

     n.     Consolidated Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

     o.     Reclassifications - Certain amounts in the financial statements of prior periods have been reclassified to conform with the 2002 presentation.

     p.     Goodwill and Other Intangibles - Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized on an accelerated or straight line basis over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method.

Through December 31, 2001, goodwill was amortized using the straight line method over various periods not exceeding 25 years. Effective January 1, 2002, Sovereign adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. The Company completed its initial and annual testing for impairment of goodwill with no impairment charges required to be recorded in 2002. If an impairment loss is

Sovereign Bancorp    55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary Of Significant Accounting Policies (Continued)

determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined. At December 31, 2002, Sovereign had $1.0 billion and $343 million of goodwill and core deposit intangibles, respectively.

     q.     Asset Securitizations - Sovereign has securitized mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment under SFAS No. 140, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in noninterest income.

Retained interests in the subordinated traunches and interest-only strips are recorded at their estimated fair value and included in the available for sale securities portfolio with subsequent adjustments to fair value recorded through other comprehensive income within stockholders’ equity. Any decline in the estimated fair value below the carrying amount that is determined to be other-than-temporary is charged to earnings in the statement of operations. The Company uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent accounting period in accordance with SFAS No. 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Refer to Note 24 for further analysis of the assumptions used in the determination of fair value.

     r.     Stock Based Compensation – Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Management elected to adopt this new method since it believes it is the preferable method of accounting in this area. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants issued subsequent to January 1, 2002, using a Black-Scholes option pricing model and expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

56    Sovereign Bancorp

For purposes of calculating the estimated fair value of stock options under SFAS No. 123 in 2002 and for providing the proforma disclosures required under SFAS No. 148, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Grant date year
	2002	2001	2000

Expected volatility	.346-.383	.352	.325
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$12.77-$15.10	$8.25 - $12.32	$6.69 - $7.81
Exercise price	$12.77-$15.10	$8.25 - $12.32	$6.69 - $7.81
Weighted average exercise price	$12.86	$8.55	$6.90
Weighted average fair value	$5.27	$3.39	$2.73
Expected dividend yield	.66% - .78%	.82%	1.21%
Risk-free interest rate	3.01% - 5.05%	4.78% - 5.01%	6.67% - 6.85%
Vesting period in years	1-5	1-5	1-5

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards.

	2002	2001	2000

Net Income (loss), as reported	$341,985	$116,821	$(30,242)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,249	–	–
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax benefits	(15,049)	(3,500)	(3,500)

Pro-forma net income	$336,185	$113,321	$(33,742)

Basic earnings per share after extraordinary items of ($.03) in 2001 and $.05 in 2000	$1.32	$0.48	$(0.13)
Diluted earnings per share after extraordinary items of ($.03) in 2001 and $.05 in 2000	$1.23	$0.45	$(0.13)
Pro-forma basic earnings per share after extraordinary items of ($.03) in 2001 and $.05 in 2000	$1.30	$0.46	$(0.15)
Pro-forma diluted earnings per share after extraordinary items of ($.03) in 2001 and $.05 in 2000	$1.21	$0.44	$(0.15)

Sovereign Bancorp    57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders for all financial statements issued after January 31, 2003. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently assessing the impact, if any, the interpretation will have on our accounting for special purpose entities and Sovereign’s results of operations and financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of SFAS No. 5 relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordinated interests in an SPE. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee that is based on performance not price. The disclosure requirements of FIN 45 are effective for Sovereign as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee (see Note 21). The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 will not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, ”  which provides guidance for entities that voluntarily change from the intrinsic value method of accounting for stock based compensation under ABP 25 to the fair value method of accounting under SFAS No. 123. Sovereign elected to adopt the fair value method of accounting under SFAS No. 123 during 2002. As permitted by SFAS No. 123 and SFAS No. 148, the fair value method of accounting for stock options was applied prospectively to options granted subsequent to January 1, 2002. Additional disclosures are required under SFAS No. 148 on both an annual and interim basis. See Note 1 to the Consolidated Financial Statements for the disclosures required under this statement.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The statement requires gains and losses from debt extinguishments to be classified as income from operations rather than as extraordinary items. The Company will adopt this statement on January 1, 2003.

58    Sovereign Bancorp

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and with exit and restructuring activities previously covered by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement supercedes EITF No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 and SFAS No. 144 and FASB Interpretation No. 9.” This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution that does not qualify as a business combination. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations.” Since Sovereign has accounted for all its previous bank acquisitions as business combinations, identifying core deposit intangibles separate from goodwill, the adoption of the pronouncement has no impact on our financial position or results of operations.

NOTE 3 - BUSINESS COMBINATIONS

On March 8, 2002, Sovereign completed the purchase of Main Street Bancorp, Inc., a commercial bank holding company headquartered in Reading, Pennsylvania. The results of Main Street’s operations are included in the accompanying financial statements subsequent to the purchase date. Collectively, Main Street shareholders elected to receive approximately 85% of the purchase price in Sovereign common stock and 15% in cash. Sovereign issued 11.4 million shares of common stock, net of Sovereign’s shares held by Main Street valued at $145.5 million, and made cash payments of $31.5 million to acquire all outstanding Main Street shares and pay associated fees. The number of Sovereign shares issued was determined based on the average price of Sovereign’s stock over the 10 day period preceding closing as provided in the purchase agreement. The acquisition enhanced Sovereign’s market share throughout its existing service area in eastern Pennsylvania.

The purchase price was allocated to the assets and liabilities acquired of Main Street based on fair value as of March 8, 2002
(dollars in millions):

Assets
Investments	$305.9

Loans:
Commercial	527.0
Consumer	152.7
Residential	165.6

Total loans	845.3
Less allowance for loan losses	(14.9)

Total loans, net	830.4

Federal funds and cash	239.3
Premises and equipment, net	26.0
Other real estate owned	0.8
Prepaid expenses and other assets	14.9
Core deposit intangible	34.4
Goodwill	69.6

Total assets	$1,521.3

Liabilities
Deposits:
Core	$700.6
Time	554.6

Total deposits	1,255.2

Borrowings and long-term debt	86.9
Other liabilities	23.7
Trust preferred securities	10.0

Total liabilities	$1,375.8

In connection with the Main Street acquisition, Sovereign recorded charges in its 2002 Consolidated Statement of Operations. See additional discussion in Note 29.

Sovereign Bancorp    59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - BUSINESS COMBINATIONS (CONTINUED)

On February 28, 2000, Sovereign entered into an amended purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches (the “New England Acquisition”). In total, the Bank purchased 281 community banking offices (exclusive of four locations that were resold to a third party). The New England Acquisition, which resulted in the creation of Sovereign Bank New England division of Sovereign Bank (“SBNE”), included the former Fleet Bank community banking franchise in eastern Massachusetts, Rhode Island, and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet Bank in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The New England Acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced.

Sovereign acquired the assets from FleetBoston in three phases in March, June and July of 2000. Sovereign’s results included the operations of these acquired branches, assets and liabilities from their respective acquisition dates. Total liabilities assumed through the acquisition were $12.3 billion. Additionally, tangible assets purchased by Sovereign included loan balances of $9.1 billion, which included $3.1 billion of commercial loans and leases, $1.7 billion of consumer loans and $4.3 billion of residential mortgages (inclusive of $1.1 billion of residential mortgages which were not relationship assets that were subsequently sold), and $546 million of other assets. Cash received, net of the premium paid, was $1.9 billion.

Total consideration for the New England Acquisition was 12% of acquired deposits, less agreed upon reductions. The premium was comprised of: a) $848 million, which was paid as of the final closing on July 21, 2000, and b) $363 million, paid in periodic installments from January 2001 through September 2001 upon FleetBoston’s compliance with non-solicitation obligations specified under the purchase agreement and satisfaction of certain other conditions. These payments were recorded as expense ratably from the completion of the New England Acquisition on July 21, 2000 through the non-solicitation period. After taking into consideration fair value adjustments on acquired assets of $163 million, recognition of a $352 million core deposit intangible, establishment of an initial allowance for loan losses of $135 million, and direct costs associated with the acquisition of $32 million, total goodwill of $826 million was recorded in the transaction.

In November 2000, the Company announced the results of a restructuring initiative. In addition to realigning the Office of the Chief Executive Officer and the Company around customer segments, Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in 2001 related to the closure of 14 “in-store” offices and a redirection of e-commerce efforts, and $18.5 million recorded during 2000 that was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform.

NOTE 4 – GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

The Company adopted SFAS No. 142 and discontinued amortizing goodwill effective January 1, 2002. See Note 1 for a discussion of the Company’s accounting policies with regards to goodwill and core deposit intangible assets.

The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is:

YEAR	AMOUNT
2003	$73,835
2004	66,856
2005	57,945
2006	51,047
2007	44,104

60    Sovereign Bancorp

NOTE 4 - GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS (CONTINUED)

The following table reflects the pro forma results of operations as if SFAS No.142 had been adopted as of January 1, 2000, (in thousands, except per share amounts):

	2002	2001	2000

Reported income (loss) before extraordinary item	$341,985	$123,370	$(41,017)
Add: Goodwill amortization, net of tax	—	31,032	20,624
Pro forma income (loss) before extraordinary item	341,985	154,402	(20,393)
Pro forma net income (loss)	341,985	147,853	(9,618)
Reported diluted EPS before extraordinary item	1.23	0.48	(0.18)
Add: Goodwill amortization, net of tax	—	0.12	0.09

Pro forma diluted EPS before extraordinary item	1.23	0.60	(0.09)

Pro forma diluted EPS	1.23	0.57	(0.04)

NOTE 5 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2002 and 2001 were $345 million and $277 million, respectively.

NOTE 6 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are as follows (in thousands):

	AT DECEMBER 31,

	2002				2001

	AMORTIZED	UNREALIZED	UNREALIZED	FAIR	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	APPRECIATION	DEPRECIATION	VALUE	COST	APPRECIATION	DEPRECIATION	VALUE

Investment Securities Available for sale:
Investment Securities:
U.S.Treasury and government agency securities	$31,274	$96	$—	$31,370	$23,109	$93	$23	$23,179
Corporate debt and asset-backed securities	958,094	20,553	10,625	968,022	322,813	5,357	14,310	313,860
FHLB stock and Preferred stock of FNMA and Freddie Mac	1,035,431	5,043	193	1,040,281	790,391	2,631	160	792,862
State and municipal securities	23,497	57	—	23,554	22,452	1,942	2	24,392
Mortgage-backed Securities:
U.S. government agencies	5,990,521	174,991	38	6,165,474	6,625,498	34,371	33,828	6,626,041
Non-agencies	2,456,522	48,349	8	2,504,863	1,783,485	23,062	5,202	1,801,345

Total investment securities available for sale	$10,495,339	$249,089	$10,864	$10,733,564	$9,567,748	$67,456	$53,525	$9,581,679

Held to maturity:
Investment Securities:
U.S. Treasury and government agency securities	$1,705	$60	$—	$1,765	$1,905	$55	$—	$1,960
State and municipal securities	2,069	33	3	2,099	4,128	35	2	4,161
Mortgage-backed Securities:
U.S. government agencies	624,793	17,613	130	642,276	872,154	9,851	10,144	871,861
Non-agencies	3,946	19	55	3,910	5,250	47	71	5,226

Total investment securities held to maturity	$632,513	$17,725	$188	$650,050	$883,437	$9,988	$10,217	$883,208

Sovereign Bancorp    61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT SECURITIES (CONTINUED)

Proceeds from sales of investment securities classified as available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Proceeds from sales	$6,916,212	$6,081,704	$8,248,463

Gross realized gains	62,696	36,283	3,039
Gross realized losses	(2,656)	(6,048)	(123,916)

Net realized gains/(losses)	$60,040	$30,235	$(120,877)

Not included in the 2002 amount above were impairment writedowns of $4.8 million and $4.0 million related to our retained interests in securitizations and our venture capital and equity method investments.

Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2002 are as follows:

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2002(1)

				DUE AFTER		WEIGHTED
	DUE WITHIN	DUE AFTER 1	DUE AFTER 5	10 YEARS/NO		AVERAGE
	ONE YEAR	WITHIN 5 YRS	WITHIN 10 YRS	MATURITY	TOTAL	YIELD (2)

U.S. Treasury and government agency	$30,736	$634	$—	$—	$31,370	2.52%
Corporate debt and asset backed securities	213,937	489,702	149,612	114,771	968,022	7.33%
FHLB stock and Preferred stock of FNMA and FHLMC	—	—	—	1,040,281	1,040,281	6.38%
State and Municipal securities	33	4,160	12,534	6,827	23,554	6.62%
Mortgage-backed Securities (2):
U.S. government agencies	2,171,526	2,891,944	756,103	345,901	6,165,474	4.35%
Non-agencies	1,845,639	616,984	32,331	9,909	2,504,863	3.31%

Total Fair Value	$4,261,871	$4,003,424	$950,580	$1,517,689	$10,733,564	4.57%

Weighted average yield	3.90%	4.61%	4.85%	6.20%	4.57%

Total Amortized Cost	$4,177,858	$3,884,066	$928,361	$1,505,054	$10,495,339

62    Sovereign Bancorp

NOTE 6 – INVESTMENT SECURITIES (CONTINUED)

Maturities and yields of Sovereign’s investment securities classified as held to maturity at December 31, 2002 are as follows:

	INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2002(1)

				DUE AFTER		WEIGHTED
	DUE WITHIN	DUE AFTER 1	DUE AFTER 5	10 YEARS/NO		AVERAGE
	ONE YEAR	WITHIN 5 YRS	WITHIN 10 YRS	MATURITY	TOTAL	YIELD(2)

U.S.Treasury and government agency	$100	$1,605	$—	$—	$1,705	6.84%
State and Municipal securities	1,574	78	272	145	2,069	5.68%
Mortgage-backed Securities(2):
U.S. government agencies	274,085	271,228	52,236	27,244	624,793	5.44%
Non-agencies	1,278	2,132	485	51	3,946	4.45%

Total Amortized Cost	$277,037	$275,043	$52,993	$27,440	$632,513	5.43%

Weighted-average yield(3)	5.39%	5.36%	5.73%	6.00%	5.43%

Total Fair Value	$284,886	$281,889	$54,487	$28,788	$650,050

(1)  The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities in note 2 below.

(2)  Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

(3)  Weighted-average yields are based on amortized cost. Yields on tax exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

Income not subject to tax included in interest and dividends on investment securities was $15.4 million, $29.1 million and $27.1 million for years ended December 31, 2002, 2001 and 2000, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2002, 2001 and 2000 were $17.9 million, $10.6 million and $(42.3) million, respectively.

Investment securities with an estimated fair value of $3.1 billion and $3.8 billion were pledged as collateral for borrowings, interest rate agreements and public deposits at December 31, 2002 and 2001, respectively.

Sovereign Bancorp   63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOANS

A summary of loans included in the Consolidated Balance Sheets (in thousands):

	AT DECEMBER 31,

	2002	2001

Commercial real estate loans	$3,883,421	$2,987,747
Commercial and industrial loans	5,007,045	4,506,198
Other(1)	1,370,181	1,069,658

Total Commercial Loans	10,260,647	8,563,603

Home equity loans	5,165,834	3,756,391
Auto loans	3,038,976	2,733,106
Other	314,356	341,265

Total Consumer Loans	8,519,166	6,830,762

Residential real estate loans	4,347,512	5,005,219

Total Loans	$23,127,325	$20,399,584

Total Loans with:
Fixed rate	$13,599,898	$12,875,742
Variable rate	9,527,427	7,523,842

Total Loans	$23,127,325	$20,399,584

(1)	Other commercial loans consist of automotive dealer floor plan loans, multifamily loans and loans to auto lessors.

Loans are recorded net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans. Components of recorded balances are as follows at the dates indicated (in thousands):

	AT DECEMBER 31,

	2002	2001

Principal value	$23,026,026	$20,341,303
Direct origination costs, net of deferred loan fees	41,858	35,584
Purchase premiums, net of discounts	59,441	22,697

Total Loans	$23,127,325	$20,399,584

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 2002 and 2001, loans made by Sovereign Bank to these parties totaled $31.2 million and $20.1 million, respectively. Loans made by Sovereign Bancorp, Inc. to executives totaled $8.2 million at December 31, 2001. No loans were outstanding to executives from Sovereign Bancorp, Inc. at December 31, 2002.

64  Sovereign Bancorp

NOTE 7 - LOANS (CONTINUED)

The activity in the allowance for loan losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Balance, beginning of period	$264,667	$256,356	$132,986
Allowance acquired/established in acquisitions	14,877	—	134,706
Provision for loan losses	146,500	97,100	56,500
Charge-offs:
Residential(1)	8,186	7,506	8,293
Commercial	85,931	46,214	41,071
Consumer	68,528	67,220	43,528

Total charge-offs	162,645	120,940	92,892

Recoveries:
Residential(1)	525	2,500	1,433
Commercial	6,082	3,177	8,729
Consumer	28,744	26,474	14,894

Total recoveries	35,351	32,151	25,056

Charge-offs, net of recoveries	127,294	88,789	67,836

Balance, end of period	$298,750	$264,667	$256,356

(1)  The 2002 residential charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarter of 2002.

Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,

	2002	2001

Impaired loans with a related allowance	$381,492	$352,562
Impaired loans without a related allowance	—	—

Total impaired loans	$381,492	$352,562

Allowance for impaired loans	$88,112	$73,741

Total Non-performing loans	$231,392	$225,818

Total loans past due 90 days as to interest or principal and accruing interest	$40,500	$54,599

If Sovereign’s non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 2002, 2001 and 2000 would have increased by approximately $7.6 million, $9.1 million and $7.0 million, respectively. Interest income recorded on these loans for the years ended December 31, 2002, 2001 and 2000 was $9.5 million, $6.6 million and $3.8 million, respectively.

Sovereign Bancorp    65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MORTGAGE SERVICING RIGHTS

At December 31, 2002, 2001, and 2000, Sovereign serviced loans for the benefit of others totaling $6.1 billion, $5.1 billion, and $4.2 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in footnote 1.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Gross balance, beginning of year	$60,998	$41,541	$77,349
Servicing assets sold	—	—	(34,842)
Net servicing assets recognized	35,747	29,083	7,971
Amortization	(17,295)	(9,626)	(8,937)

Gross balance, end of year	79,450	60,998	41,541
Valuation allowance	(23,952)	(10,280)	(2,183)

Balance, end of year	$55,498	$50,718	$39,358

A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. At December 31, 2002, the estimated fair value was determined using a weighted average discount rate of 9.1% and assumed prepayment speeds consistent with published secondary market rates applicable to the areas of the serviced loans. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. Prices are obtained in the secondary market and are based upon current market prices of similarly traded loans and/or comparable secondary market instruments.

Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Balance, beginning of period	$10,280	$2,183	$4,858
Increase/(decrease) in valuation allowance for mortgage servicing rights	13,672	8,097	(2,675)

Balance, end of year	$23,952	$10,280	$2,183

NOTE 9 - PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,

	2002	2001

Land	$13,502	$11,581
Office buildings	92,442	74,865
Furniture, fixtures, and equipment	245,912	215,313
Leasehold improvements	82,924	65,044
Automobiles	324	441

	435,104	367,244
Less accumulated depreciation	(153,677)	(115,657)

Total premises and equipment	$281,427	$251,587

66    Sovereign Bancorp

Included in occupancy and equipment expense for 2002, 2001 and 2000 were depreciation expenses of $49.5 million, $43.1 million, and $36.6 million, respectively. Sovereign also recorded rental expenses of $88.6 million, $72.9 million and $46.8 million, net of $14.0 million, $11.2 million, and $5.2 million of sublease income in 2002, 2001 and 2000, respectively.

NOTE 10 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,

	2002	2001

Accrued interest receivable on:
Investment securities	$54,156	$65,357
Loans	121,135	118,556

Total interest receivable	$175,291	$183,913

NOTE 11 - DEPOSITS

Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,

	2002			2001

	BALANCE	PERCENT	RATE	BALANCE	PERCENT	RATE

Demand deposit accounts	$4,067,784	15%	—%	$3,719,829	16%	—%
NOW accounts	6,967,973	26	1.37	4,414,123	19	0.87
Savings account	2,971,779	11	0.99	2,930,987	13	1.44
Money market accounts	5,757,423	22	1.32	5,010,548	21	1.73
Certificates of deposit	7,020,021	26	3.17	7,222,087	31	4.10

Total deposits	$26,784,980	100%	1.58%	$23,297,574	100%	1.99%

Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Demand deposit and NOW accounts	$68,038	$71,350	$81,877
Savings accounts	38,413	57,716	67,845
Money market accounts	99,161	144,168	132,130
Certificates of deposit	252,675	432,652	453,235

Total interest expense on deposits	$458,287	$705,886	$735,087

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more as scheduled to mature contractually at December 31, 2002 (in thousands):

AT DECEMBER 31,

2002

Three months or less	$420,484
Over three through six months	198,921
Over six through twelve months	310,685
Over twelve months	404,664

Total	$1,334,754

Sovereign Bancorp   67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the maturity of Sovereign’s certificates of deposit as scheduled to mature contractually at December 31, 2002 (in thousands):

AT DECEMBER 31,

2002

2003	$5,081,908
2004	1,501,944
2005	173,771
2006	94,580
2007	80,548
Thereafter	87,270

Total	$7,020,021

NOTE 12 - BORROWINGS

Borrowings represent financing arrangements under which the initial maturity is less than one year and are as follows (in thousands):

	AT DECEMBER 31,

	2002		2001

		Weighted-		Weighted-
		average		average
	Balance	Rate	Balance	Rate
Federal funds purchased	$—	—%	$452,002	1.75%
Securities sold under repurchase agreements	1,383,300	.38%	297,741	1.45%
Federal Home Loan Bank advances	1,602,500	1.56%	1,929,021	3.08%

Total borrowings	$2,985,800	1.01%	$2,678,764	2.67%

Included in 2002 borrowings are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $1.38 billion and a market value of $1.39 billion at December 31, 2002. At December 31, 2002, Sovereign has securities sold under repurchase agreements with certain individual counterparties, namely Credit Suisse First Boston, Merrill Lynch, and Bank of America, totalling $280 million, $425 million, and $398 million, respectively.

Short-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.

68    Sovereign Bancorp

NOTE 13 - LONG-TERM DEBT

Long-term debt representing borrowings with original maturities of more than one year and consisted of the following (in thousands):

	AT DECEMBER 31,

	2002	2001

Securities sold under repurchase agreements, maturing 2003 through 2006	$155,000	$155,000
FHLB advances, maturing January 2003 to April 2012	3,792,616	4,105,929
Senior secured credit facility, maturing May 31, 2005 to February 28, 2007	120,000	225,000
Asset-backed floating rate notes, due April, 2013	821,000	821,000
8.625% senior notes, due March 15, 2004	174,919	174,856
10.25% senior notes, due May 15, 2004	200,000	200,000
10.50% senior notes, due November 15, 2006	529,654	500,000
8.50% subordinated debentures, due 2002	—	19,996
8.00% subordinated debentures, due 2003	49,995	49,978
Other	305	9,247

	$5,843,489	$6,261,006

Long-term debt includes sales of securities under repurchase agreements with weighted average interest rates of 4.71% at December 31, 2002. Securities underlying these repurchase agreements consist of investment securities that had a book value of $159.8 million, and a market value of $163.8 million at December 31, 2002.

Long-term FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB. Long-term FHLB advances had weighted average interest rates of 5.34% and 5.28% at December 31, 2002 and 2001, respectively.

In March 2001, Sovereign completed a $400 million senior secured credit facility with the Bank of Scotland. Proceeds from the issuance were partially used to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign wrote off $6.5 million net of tax ($10.1 million pre-tax) of deferred issuance costs remaining from the existing line of credit. The write-off of these costs were reflected net of tax as an extraordinary item.

The senior secured credit facility with Bank of Scotland consists of a $350 million revolving line and a $50 million term note. The revolving line provides $350 million of capacity through August of 2005 with the maximum amount available reduced as follows: $300 million - August 31, 2005; $250 million - November 30, 2005; $200 million - February 28, 2006; $150 million - May 30, 2006; $100 million - August 30, 2006; $50 million - November 30, 2006. The revolving facility matures on February 28, 2007 with no mandatory prepayments. The term loan matures on May 31, 2005. Interest is calculated, at the option of Sovereign, at LIBOR or ABR, defined as the greater of (i) the lender’s prime rate and (ii) the Federal Funds Rate plus .50%, plus applicable margin. The applicable margin is adjusted based on the rate option selected by the borrower and Sovereign’s Senior Unsecured Long-Term Debt Credit Rating (S&P/Moody’s). The senior secured credit facility subjects Sovereign to a number of affirmative and negative covenants. At December 31, 2002, the rate Sovereign was paying equaled 3.91%.

In November 2001, Sovereign Bank accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to special purpose entities (SPEs) in return for proceeds from the issuance to outside investors of $821 million of asset-backed floating rate notes and $64 million of equity interests. The $821 million of floating rate notes mature in 2013 and carry an interest rate of LIBOR plus .38%. The securitization transaction is accounted for as a financing in accordance with SFAS No. 140, “Transfers of Financial Assets and Liabilities,” and, as such, the indirect automobile loans and asset- backed floating rate notes are all reflected in Sovereign’s consolidated balance sheet as debt and minority interest.

Sovereign Bancorp   69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 8.625%, 10.25%, and 10.50% senior notes are redeemable by Sovereign, at a significant premium, at any time prior to maturity. The 8.00% subordinated debentures are not redeemable prior to maturity. In March 2003, the Company redeemed $301.6 million of these Senior Notes. See Note 30 for additional discussion.

All of the outstanding capital stock of the Bank is pledged to secure the Company’s line of credit facility with the Bank of Scotland. As a result of a covenant contained in the indenture under which Sovereign’s outstanding senior notes were issued, such stock has also been ratably pledged for the benefit of the holders of the senior notes to secure the Company’s obligations thereunder. The ability of the Bank of Scotland or the holders of the senior notes to exercise rights with respect to such shares of the Bank’s stock is subject to significant restrictions. If and when the Bank of Scotland releases such pledge, the pledge in favor of the holders of the senior notes will automatically terminate.

The following table sets forth the contractual maturities of Sovereign’s long-term debt at December 31, 2002 (in thousands):

AT DECEMBER 31,

2002

2003	$50,269
2004	375,650
2005	432,750
2006	684,654
2007	302
Thereafter	4,299,864

Total	$5,843,489

NOTE 14 - TRUST PREFERRED SECURITIES

Sovereign’s Trust Preferred Securities consist of the following (in thousands):

	AT DECEMBER 31,

	2002	2001

Sovereign Capital Trust I (redemption amount of $76,590 at December 31, 2002)	$74,980	$82,782
Sovereign Capital Trust II (redemption amount of $287,500 at December 31, 2002)	187,949	193,688
Sovereign Capital Trust III (redemption amount of $100,000 at December 31, 2002)	96,940	96,166
ML Capital Trust I (redemption amount of $27,000 at December 31, 2002)	27,000	31,500
MBNK Capital Trust I (redemption amount of $10,000 at December 31, 2002)	9,462	—

Total Trust Preferred Securities	$396,331	$404,136

On December 13, 2001, Sovereign issued $100 million of preferred capital securities through Sovereign Capital Trust III, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities are payable at an annual rate of 8.75% on a quarterly basis beginning March 31, 2002. The proceeds were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust III. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise the securities are generally redeemable at the Company’s election in whole or in part on or after January 1, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed on December 31, 2031.

70   Sovereign Bancorp

NOTE 14 - TRUST PREFERRED SECURITIES (CONTINUED)

On November 15, 1999, Sovereign issued 5,750,000 units of Trust Preferred Income Equity Redeemable Securities (“PIERS”) generating net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030. Each PIERS unit consists of:

•	A preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II),valued at $32.50, having a face amount of $50, representing an undivided beneficial ownership interest in Trust II, which assets consist solely of debentures issued by Sovereign. Distributions are payable quarterly beginning February 15, 2000 at an annual rate of 7.5% of the stated liquidation value.

•	A warrant to purchase, subject to antidilution adjustments, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. The warrants were valued at $17.50 per unit at the date of issuance.

The proceeds received were allocated to the Trust Preferred II securities and the warrants. The estimated fair value of the warrants upon issuance of $91.5 million was credited to stockholders’ equity. The balance of the proceeds received was allocated to the Trust Preferred II securities. The difference between the initial carrying amount of the Trust Preferred II securities and their redemption amount is treated as original issue discount and is being accreted into income as Trust Preferred Securities expense resulting in an effective yield of 11.74%.

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

In the event of certain changes or amendments to regulatory requirements or federal tax rules, Sovereign may elect to redeem the Trust Preferred II securities at 100% of accreted value and to redeem the warrants at their value (combined value $50). Sovereign may elect to redeem the Trust Preferred II securities and the warrants at $50, if the value of Sovereign’s common stock on 20 trading days out of the preceding 30 consecutive trading days and on the day the election is made exceeds $14.99 after November 20, 2002; $13.12 after November 15, 2003; or $11.25 after November 15, 2004.

Sovereign has outstanding $74.9 million of preferred capital securities through Sovereign Capital Trust I, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities will be payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. The trusts sole assets consist of investments in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust I. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise, the securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the securities may be redeemed at 100% of the liquidation amount. These securities must be redeemed no later than April 1, 2027.

Sovereign has outstanding $27.0 million of preferred capital securities through ML Capital Trust I, which was acquired by Sovereign as part of the purchase of ML Bancorp, Inc. The securities bear an interest rate of 9.875%, with a scheduled maturity of March 1, 2027. Proceeds from the issuance were invested in Junior Subordinated Debentures issued by ML Bancorp, Inc. Sovereign assumed ML Bancorp’s obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March 1, 2007.

Sovereign also has outstanding $10.0 million of preferred capital securities through MBNK Capital Trust I, which was acquired by Sovereign as part of the purchase of Main Street Bancorp, Inc. The securities bear an interest rate of 9.625% and are redeemable by the Company on or after December 31, 2004. The preferred securities must be redeemed upon

Sovereign Bancorp   71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - TRUST PREFERRED SECURITIES (CONTINUED)

maturity of the debentures on December 31, 2029. The proceeds from the issuance were invested in Junior Subordinated Debentures issued by Main Street Bancorp, Inc. Sovereign assumed Main Street Bancorp’s obligations under this offering.

The Trusts are wholly owned subsidiaries of Sovereign, whose sole assets consist of investments in trusts related to the junior subordinated debentures issued by Sovereign. Sovereign has fully and unconditionally guaranteed the Trusts’ payments on the trust preferred securities. The Trust Preferred Securities are similar to a minority interest and are presented as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign.”

NOTE 15 - MINORITY INTERESTS

Minority interests represent the net assets and earnings attributable to the equity of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in trust-preferred securities and other minority interest expense on the Consolidated Statements of Operations.

In the financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction that raised $885 million for Sovereign. See additional discussion in Note 13.

On August 21, 2000, Sovereign received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of Sovereign Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of Sovereign subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.

NOTE 16 - STOCKHOLDERS’ EQUITY

Sovereign maintains a Stockholder Rights Plan (the “Rights Plan”). Under the Rights Plan, each outstanding share of Sovereign common stock has attached to it one right to purchase one-hundredth of a share of junior participating preferred stock at an initial exercise price of $40. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. A holder can exercise the rights to purchase shares of the junior participating preferred stock if a person, group, or other entity acquires or commences a tender offer or an exchange offer for 9.9% or more of total voting power. A holder can also exercise if Sovereign’s board declares a person or group who has become a beneficial owner of at least 4.9% of Sovereign common stock or total voting power an “ adverse person,” as defined in the Rights Plan.

After the rights become exercisable, the rights (other than rights held by a 9.9% beneficial owner or an “adverse person”) generally will entitle the holders to purchase either Sovereign common stock or the common stock of the potential acquirer, in lieu of the junior participating preferred stock, at a substantially reduced price.

Sovereign can generally redeem the rights at $.001 per right by a majority vote of “continuing directors” (defined as any member of the board of directors of Sovereign on June 21, 2001 and successors approved by such persons) at any time prior to the earlier of the 10th business day following public announcement that a 9.9% position has been acquired or June 30, 2007. At any time prior to the date the rights become nonredeemable, the Sovereign board of directors can extend the redemption period by a vote of “continuing directors.” Rights are redeemable following an “adverse person” determination.

72    Sovereign Bancorp

NOTE 16 - STOCKHOLDERS’ EQUITY (CONTINUED)

Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan that permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 2002, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense of $0.2 million was recorded in connection with this plan in 2002. All dividends are reinvested according to Sovereign’s Dividend Reinvestment and Stock Purchase Plan.

On November 2, 2001, the Company registered $1.0 billion of debt and equity instruments for future issuance under a shelf registration of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $900 million of availability under the shelf registration at December 31, 2002.

Retained earnings at December 31, 2002 included $82.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign’s debt agreements impose certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.

NOTE 17 - REGULATORY MATTERS

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. Management believes, as of December 31, 2002 and 2001, that Sovereign Bank met all capital adequacy requirements to which they are subject in order to be well-capitalized.

The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

An OTS order, issued in connection with the New England Acquisition (the “OTS Order”), as amended, required Sovereign Bank to be “Well-Capitalized,” and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign’s lenders also require Sovereign Bank to be “Well-Capitalized” at all times and in compliance with all regulatory requirements. To be “well-capitalized”, a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 capital levels.

At December 31, 2002, Sovereign had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order. The OTS Order expired on January 1, 2003.

Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution; (1) Sovereign Bank’s total distributions to Sovereign within that calendar year would

Sovereign Bancorp    73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - REGULATORY MATTERS (CONTINUED)

exceed 100% of its net income during the year plus retained net income for the prior two years; (2) Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or (3) if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition.

The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2002 and 2001:

REGULATORY CAPITAL
(in thousands)

		TIER 1	TIER 1	TOTAL
	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
	ASSETS	ASSETS	ASSETS	ASSETS

Sovereign Bank at December 31, 2002:
Regulatory capital	$2,880,088	$2,880,290	$2,799,425	$3,084,999
Minimum capital requirement (1)	763,068	2,670,750	1,154,431	3,030,382

Excess	$2,117,020	$209,540	$1,644,994	$54,617

Capital ratio	7.55%	7.55%	9.70%	10.69%
Sovereign Bank at December 31, 2001:
Regulatory capital	$2,464,222	$2,470,620	$2,368,893	$2,616,871
Minimum capital requirement (1)	685,456	2,399,545	979,792	2,571,955

Excess	$1,778,766	$71,075	$1,389,101	$44,916

Capital ratio	7.19%	7.21%	9.67%	10.68%

(1)	As defined by OTS Regulations, or the OTS Order, as applicable. The OTS order expired on January 1, 2003.

NOTE 18 - STOCK-BASED COMPENSATION

Sovereign has stock option plans that grant stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign’s stock options expire not more than 10 years and one month after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant and, in certain cases, based on the attainment of certain targets. Prior to 2002, Sovereign had accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2002, Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based compensation awards. See further discussion in Note 1 regarding our accounting policies for stock options. There are 6.3 million shares of common stock reserved for issuance under the plans.

74    Sovereign Bancorp

NOTE 18 - STOCK-BASED COMPENSATION (CONTINUED)

The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2002, 2001 and 2000 and stock options exercisable at the end of each of those years.

		PRICE
	SHARES	PER SHARES

Options outstanding December 31, 1999 (4,154,213 shares exercisable)	6,448,393	$1.30 - 20.25

Granted	2,207,778	6.69 - 7.81
Exercised	(195,873)	1.30 - 6.53
Forfeited	(449,744)	4.11 - 16.35

Options outstanding December 31, 2000 (6,031,898 shares exercisable)	8,010,554	1.94 - 20.25

Granted	2,835,084	8.25 - 12.32
Exercised	(489,949)	1.94 - 8.94
Forfeited	(268,599)	6.24 - 16.35

Options outstanding December 31, 2001 (7,301,406 shares exercisable)	10,087,090	2.25 - 20.25

Acquired in conjunction with the Main Street Acquisition	121,254	4.61 - 15.57
Granted	2,665,060	12.77 - 15.10
Exercised	(1,213,153)	2.25 - 13.74
Forfeited	(153,388)	6.69 - 16.35

Options outstanding December 31, 2002 (7,907,110 shares exercisable)	11,506,863	$2.25 - 20.25

The following table summarizes Sovereign’s stock options outstanding at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			WEIGHTED
		WEIGHTED	AVERAGE		WEIGHTED
		AVERAGE	REMAINING		AVERAGE
		EXERCISE	CONTRACTUAL		EXERCISE
EXERCISE PRICES	SHARES	PRICE	LIFE	SHARES	PRICE

$3.84 - $7.81	3,223,706	$5.82	4.59	2,636,125	$6.02
$7.94 - $11.90	3,822,396	9.25	7.32	3,656,734	9.46
$12.00 - $20.25	4,460,761	13.29	7.70	1,614,251	12.68

Total	11,506,863	$9.85	6.70	7,907,110	$8.97

Companies have a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Sovereign followed the disclosure only method prior to 2002.

In 2001, Sovereign issued 532,000 shares of restricted stock that vest ratably over a three-year period. Compensation expense associated with this plan of $3.0 million and $2.9 million was recorded in 2002 and 2001, respectively.

Sovereign Bancorp    75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - EMPLOYEE BENEFIT PLANS

Substantially all employees of Sovereign are eligible to participate in the 401(k) retirement plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to this plan of $7.0 million, $6.5 million and $5.2 million during 2002, 2001 and 2000, respectively. Pursuant to this plan, employees can contribute up to 25% of their compensation to the plan subject to IRS limitations. Sovereign contributes 100% of the employee contribution up to 3% of compensation and 50% of the employee contribution from 3% to 5% of compensation in the form of Sovereign common stock. Sovereign amended the Plan in 2002 to permit participants to transfer the matching contribution to other investment vehicles available under the Plan.

Sovereign maintains an Employee Stock Ownership Plan (“Sovereign ESOP”), and substantially all employees of Sovereign are eligible to participate following completion of one year of service and attaining age 21. On November 21, 1994, Sovereign’s Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign’s outstanding common stock in the open market or in negotiated transactions. Sovereign assumed upon acquisition in 1999 a leveraged ESOP of an acquiree whose shares were converted into Sovereign shares. In 2002, Sovereign terminated the acquired entity’s plan and repaid debt owed to Sovereign with the proceeds of unallocated Sovereign shares, which the plan sold. There were no remaining unallocated shares or proceeds after the debt was repaid.

The ESOPs are defined contribution plans, which provide retirement benefits for participants and beneficiaries in the form of Sovereign common stock. The ESOPs were funded through direct loans from the sponsoring company, and proceeds from these loans were used to purchase outstanding shares of the sponsoring company’s common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations.

Sovereign has committed to make contributions sufficient to provide for the debt requirements of the remaining Sovereign ESOP. Sovereign recognized as expense $3.9 million, $3.3 million and $2.6 million for the Sovereign ESOP in 2002, 2001 and 2000, respectively. At December 31, 2002, the Sovereign ESOP held 5.4 million shares of Sovereign stock, of which 2.0 million shares were allocated to participant accounts. The unallocated Sovereign ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At December 31, 2002, the unallocated Sovereign ESOP shares had a fair market value of $47.9 million, and the Sovereign ESOP had $33.2 million of loans outstanding from Sovereign.

Sovereign maintains several bonus deferral plans for selected management and executive employees. These plans allow employees to defer 25% or more of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions ranging from 25% to 100% are made by Sovereign into the trust and are also invested in Sovereign stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Expense is recognized over the vesting periods of the plans. Benefits vest ratably over three years under the management plan and after five years under the executive plan. Benefits also vest under the plans in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined by the plans. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $1.9 million, $1.7 million, and $1.9 million for these plans in 2002, 2001 and 2000, respectively.

Sovereign sponsors a supplemental executive retirement plan (“SERP”) and certain post-employment benefit plans of financial institutions acquired by Sovereign. Sovereign’s benefit obligation related to its SERP plan was $4.7 million and $3.9 million at December 31, 2002 and 2001, respectively. Sovereign’s benefit obligation related to its post-employment plans was $1.0 million and $1.1 million at December 31, 2002 and 2001. The SERP and the post-employment plans are unfunded plans. Sovereign recognized as expense $0.8 million, $0.7 million and $0.8 million related to these plans in 2002, 2001 and 2000, respectively. Increasing or decreasing the assumed healthcare cost trend rate would not have a significant impact on the accumulated post-retirement benefit obligation at December 31, 2002, or the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2002.

76    Sovereign Bancorp

NOTE 20 - INCOME TAXES

The provision for income taxes, including the tax effect of extraordinary items, in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Current:
Federal	$159,807	$38,140	$(10,157)
State	472	508	—

	160,279	38,648	(10,157)
Deferred:
Federal	(35,709)	(15,599)	(55,181)
State	—	—	5,348

Total income tax expense (benefit)	$124,570	$23,049	$(59,990)

The following is a reconciliation of the United States federal statutory rate of 35% to the Company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Federal income tax at statutory rate	35.0%	35.0%	(35.0)%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(2.8)	(6.8)	(5.4)
Bank owned life insurance	(3.2)	(10.5)	(12.9)
State income taxes, net of federal tax benefit	0.1	0.2	0.0
Valuation allowance	0.0	0.0	6.0
Amortization of non-deductible goodwill	0.0	2.3	3.5
Capital loss utilization	0.0	0.0	(26.0)
Other	(2.4)	(3.8)	3.3

Effective tax rate	26.7%	16.4%	(66.5)%

Sovereign Bancorp    77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,

	2002	2001

Deferred tax assets:
Allowance for possible loan losses	$41,937	$40,144
Purchased mortgage servicing rights	8,195	4,362
Depreciation and amortization	9,413	18,534
Unrealized loss on derivatives	73,375	21,890
State net operating loss carry forwards	5,630	1,983
Non-solicitation payments	101,673	108,997
Other	37,132	23,617

Total gross deferred tax assets	277,355	219,527

Deferred tax liabilities:
Purchase accounting adjustments	19,331	7,651
Deferred income	22,270	62,997
Tax bad debt reserve recapture	683	2,451
Originated mortgage servicing rights	15,425	15,612
Unrealized gain on available for sale portfolio	84,241	4,969
Employee benefits	2,314	1,857
Other	8,470	12,537

Total gross deferred tax liabilities	152,734	108,074

Net deferred tax asset	$124,621	$111,453

During 2000, Sovereign established a $5 million valuation allowance related to state tax net operating losses. For the balance of Sovereign’s deferred tax assets, no valuation allowance is provided as it is considered “more likely than not” that the deferred tax assets will be realized, based on a history of growth in earnings, the prospects for continued growth, including an analysis of potential uncertainties that may offset future operating results, and potential tax planning strategies that could be employed in the future. Sovereign will continue to review the criteria related to the recognition of deferred tax assets on a quarterly basis.

The Company has an unrecognized deferred tax liability of $5.9 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

Financial Instruments. Sovereign is a party to financial instruments in the normal course of business, including instruments with off-balance sheet exposure, to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement Sovereign has in particular classes of financial instruments.

78    Sovereign Bancorp

NOTE 21 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR
	NOTIONAL AMOUNT
	AT DECEMBER 31,

	2002	2001

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$7,534,898	$6,765,595
Standby letters of credit	980,756	674,397
Loans sold with recourse	16,870	54,610
Forward contracts	1,578,783	670,888

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral required is based on management’s credit evaluation of the counterpart. Collateral usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.

Standby letters of credit are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.6 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers business assets. The maximum undiscounted exposure related to these commitments at December 31, 2002 was $981 million, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $785 million. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances, and historical loss experience has been minimal.

The forward contracts are used principally by Sovereign in its mortgage banking activities and provide for Sovereign to make delivery of a specified instrument, at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ values and interest rates. These contracts are also considered derivative instruments under SFAS No. 133 and changes in the fair value of contracts are recorded on the balance sheet as either derivative assets or liabilities. Further discussion of derivative financial instruments is included in Notes 1 and 23.

Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which is eight years for current transactions. As of December 31, 2002, Sovereign estimates the maximum undiscounted exposure on these agreements at $2.3 million. The total carrying value of liabilities associated with these commitments was $0.3 million at December 31, 2002.

Sovereign Bancorp    79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Litigation. At December 31, 2002, Sovereign was party to a number of lawsuits, which arose during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material adverse effect on consolidated financial position or results of operations of Sovereign.

     Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income at December 31, 2002, are summarized as follows (in thousands):

	AT DECEMBER 31, 2002

	FUTURE MINIMUM

	LEASE	SUBLEASE	NET
	PAYMENTS	INCOME	PAYMENTS

2003	$105,280	$(11,911)	$93,369
2004	97,339	(11,400)	85,939
2005	189,701	(8,581)	181,120
2006	47,884	(8,052)	39,832
2007	45,238	(7,234)	38,004
Thereafter	276,460	(18,357)	258,103

Total	$761,902	$(65,535)	$696,367

In connection with the FleetBoston transaction, Sovereign entered into operating leases for commercial properties that had an initial term of approximately 20 years. This included 104 commercial properties that were transferred by FleetBoston and 23 commercial properties owned by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, “ Fair Value of Financial Instruments.” These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement.

80    Sovereign Bancorp

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Sovereign (in thousands):

		AT DECEMBER 31,

	2002		2001

	CARRYING		CARRYING
	VALUE	FAIR VALUE	VALUE	FAIR VALUE

Financial Assets:
Cash and amounts due from depository institutions	$972,614	$972,614	$907,279	$907,279
Investment securities:
available for sale	10,733,564	10,733,564	9,581,679	9,581,679
held to maturity	632,513	650,050	883,437	883,208
Loans, net	22,828,575	23,461,615	20,134,917	20,404,734
Mortgage servicing rights	55,498	56,654	50,718	55,848
Mortgage banking forward commitments	(9,731)	(9,731)	3,376	3,376
Mortgage interest rate lock commitments	4,662	4,662	—	—
Financial Liabilities:
Deposits	26,784,980	26,879,525	23,297,574	23,361,755
Borrowings and long-term debt	8,925,326	9,396,837	8,939,770	9,138,438
Interest rate derivative instruments	(121,451)	(121,451)	(46,922)	(46,922)
Trust preferred securities	396,331	418,695	404,136	446,937
Unrecognized Financial Instruments:(1)
Commitments to extend credit	54,636	54,536	50,531	50,665

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.

     Investment securities available for sale. The fair value of investment securities available for sale are based on quoted market prices as of the balance sheet date. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

     Investment securities held to maturity. The fair value of investment securities held to maturity is estimated based upon quoted market prices as of the balance sheet date.

     Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

     Mortgage servicing rights. The fair value of mortgage servicing rights are estimated using quoted rates based upon secondary market sources. For additional discussion see Note 8.

     Mortgage interest rate lock commitments. Fair value is estimated based on a net present value analysis of the anticipated cash flows associated with the rate lock commitments. Included in the net present value analysis are anticipated cash flows associated with the expected retained servicing of the loans.

Sovereign Bancorp    81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

     Interest rate derivative instruments. The fair value of interest rate swaps, caps and floors that represent the estimated amount Sovereign would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties are obtained from dealer quotes.

NOTE 23 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Sovereign uses derivative instruments as part of its interest rate risk management process to manage risk associated with its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies.

One of Sovereign’s primary market risks is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable future cash outflows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices. Note 1 provides a summary of our accounting policy for derivative instruments in the financial statements. The Company designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with the specific assets, liabilities, or cash flows being hedged.

Credit risk is the risk that a counterpart to a derivative contract with which Sovereign has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains.

     Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered CDs and senior notes, including $400 million notional amount of interest rate swaps entered into in May 2002 to hedge fixed rate senior notes. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2002 and December 31, 2001, no hedge ineffectiveness was recognized in earnings associated with fair value hedges.

82    Sovereign Bancorp

NOTE 23 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

     Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2002 and 2001, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the year ended December 31, 2002, the Company terminated $1.4 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $1.4 billion of borrowings, resulting in a net loss of $26.5 million. The loss will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2002, Sovereign expects approximately $44 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 25 for further detail of the amounts included in accumulated other comprehensive income. In 2001, Sovereign reclassified $14.7 million of deferred losses out of accumulated other comprehensive income into earnings because it became probable that the original forecasted transactions would not occur.

     Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate their risk management strategies. In connection with the indirect automobile loan securitization transaction discussed in Note 13, Sovereign was required to purchase, on behalf of its securitization SPE, an interest rate cap with a $900 million notional value from a third party. Sovereign also sold an identical interest rate cap with a notional value of $900 million to the same third party. Sovereign assigned the purchased interest rate cap to the SPE. At December 31, 2002, the fair value of the purchased interest rate cap was an asset of $20.5 million, and the fair value of the sold interest rate cap was a liability of $20.5 million.

Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $7.7 million and $5.9 million for 2002 and 2001, respectively.

All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

Following is a summary of the derivatives designated as hedges under SFAS No.133 at December 31, 2002 and 2001 (in thousands):

					WEIGHTED AVERAGE

	NOTIONAL			RECEIVE		LIFE
December 31, 2002	AMOUNT	ASSET	LIABILITY	RATE	PAY RATE	(YEARS)

Fair value hedges:
Receive fixed - pay variable interest rate swaps	$625,000	$40,865	$—	8.25%	4.93%	2.9
Cash flow hedges:
Pay fixed - receive floating interest rate swaps	1,600,000	—	179,534	1.57%	6.07%	4.6

Total derivatives used in SFAS 133 hedging relationships	$2,225,000	$40,865	$179,534	3.45%	5.75%	4.1

December 31, 2001
Fair value hedges:
Receive fixed - pay variable interest rate swaps	$397,449	$7,568	$1,282	5.98%	1.97%	1.5
Cash flow hedges:
Pay fixed - receive floating interest rate swaps	3,050,000	10,125	72,668	1.92%	6.09%	5.1

Total derivatives used in SFAS 133 hedging relationships	$3,447,449	$17,693	$73,950	2.39%	5.62%	4.7

Sovereign Bancorp   83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)

Summary information regarding other derivative activities at December 31, 2002 and December 31, 2001 follows (in thousands):

	AT DECEMBER 31,

	2002	2001

	NET ASSET	NET ASSET
	(LIABILITY)	(LIABILITY)

Mortgage banking derivatives:
Forward commitments:
To buy loans	$—	$(297)
To sell loans	(9,731)	3,673
Interest rate lock commitments	4,662	—

Total mortgage banking risk management	(5,069)	3,376
Customer related	17,218	9,335
Foreign exchange	65	292

Total activity	$12,214	$13,003

Net interest income resulting from interest rate exchange agreements included $21.5 million of income and $68.2 million of expense for 2002, $11.6 million of income and $11.4 million of expense for 2001, and $6.4 million of income and $.51 million of expense for 2000.

NOTE 24 - ASSET SECURITIZATIONS AND VARIABLE INTEREST ENTITIES

In December 2002, the Company securitized approximately $565 million of residential mortgage loans, converting them into investment certificates. Sovereign recognized a gain at the time of the sale of $0.4 million that was equal to the excess of the fair value of the assets obtained, principally cash, over the allocated cost of the assets sold and transaction costs associated with approximately 11% of the certificates which were sold to third parties. Of the $503 million of certificates retained, approximately $28.5 million are subordinated to the interest of other certificates. The remainder are AAA rated securities. The value of these certificates is subject to credit risk and prepayment risk. In accordance with SFAS No. 134 and SFAS No. 140, these certificates are classified as retained interests in securitizations and are classified in investments available for sale on our Consolidated Balance Sheet.

Sovereign retained servicing responsibilities related to this transaction, and receives an annual servicing fee of 0.375% as compensation. The investors have no recourse to the Company’s other assets to serve as additional collateral to protect their interests in the securitization.

During 2000, the Company acquired the servicing responsibilities, and retained interest-only strips, related to home equity, boat and recreational vehicle loans that were previously securitized by FleetBoston, as part of the New England Acquisition. The Company receives annual servicing fees approximating 0.50% for home equity loans and for boat and recreational vehicle loans. The investors and securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. During the fourth quarter of 2002, an impairment charge of $4.8 million was recorded on these retained interests and is reflected in the gain/loss on sale of investment

84    Sovereign Bancorp

NOTE 24 - ASSET SECURITIZATIONS AND VARIABLE INTEREST ENTITIES (CONTINUED)

securities and derivatives line on the Consolidated Statements of Operations. This charge was required because of negative changes in the prepayment period assumptions and loss assumptions associated with these securitizations.

In 2000, the Company recognized a pretax gain of $2.5 million on the securitization of home equity loans and a pretax loss of $(2.3) million on the securitization of automotive floor plan loans.

The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at December 31, 2002 and 2001, and the net credit losses for the year ended December 31, 2002 and 2001, are as follows (in thousands):

		PRINCIPAL			PRINCIPAL
	TOTAL	90 DAYS	NET CREDIT	TOTAL	90 DAYS	NET CREDIT
	PRINCIPAL	PAST DUE	LOSSES	PRINCIPAL	PAST DUE	LOSSES

Mortgage Loans	$57,466	$—	$—	$—	$—	$—
Home Equity Loans	590,098	58,589	6,102	864,730	55,462	5,213
Boat Loans	71,215	283	336	105,798	721	817
Recreational Vehicle Loans	140,899	1,280	2,200	210,785	756	2,406
Automotive Floor Plan Loans	579,000	—	—	579,000	—	—

Total Securitized	1,438,678	$60,152	$8,638	$1,760,313	$56,939	$8,436

Loans Held in Portfolios:
Mortgage Loans	4,347,512			$5,005,219
Home Equity Loans	5,165,834			3,756,621
Boat Loans (1)	4,139			5,536
Recreational Vehicle Loans	—			—
Automotive Floor Plan Loans	751,573			528,794

Total Held in Portfolio	10,269,058			9,296,170

Total	$11,707,736			$11,056,483

(1)	Boat loans are included in other consumer loans.

The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

	AT DECEMBER 31, 2002

	MORTGAGE	AUTOMOTIVE
	LOANS	FLOOR PLAN

Components of Retained Interest and Servicing Rights:
Subordinated interest retained	$28,475	$21,000
Servicing rights	3,644	—
Interest only strips	—	600
Cash reserve	—	8,026

Total Retained Interests and Servicing Rights	$32,119	$29,626

Key Economic Assumptions:
Prepayment speed	40%	N/A
Weighted average life (in years)	1.7	.14
Expected credit losses	0.12%	0.25%
Residual cashflows discount rate	9.10%	6.20%

Sovereign Bancorp    85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - ASSET SECURITIZATIONS AND VARIABLE INTEREST ENTITIES (CONTINUED)

The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED

	DECEMBER 31, 2002	DECEMBER 31, 2001

Proceeds from new securitizations	$62,709	$	—
Proceeds from collections reinvested in revolving-period securitizations	4,910,563		5,255,390
Servicing fees received	10,965		13,081
Other cash flows received on retained interests	21,357		26,478
Purchases of delinquent or foreclosed assets	—		928

At December 31, 2002 and 2001, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

	MORTGAGE	HOME EQUITY	BOAT	RV	AUTO FLOOR
	LOANS	LOANS	LOANS	LOANS	PLAN LOANS	TOTAL

Components of Retained Interest and Servicing Rights:
Subordinated interest retained	$28,475	$—	$519	$511	$21,000	$50,505
Servicing rights	3,644	2,545	141	61	—	6,391
Interest only strips	—	35,823	13,073	9,982	600	59,478
Cash reserve	—	—	—	—	8,026	8,026

Total Retained Interests and Servicing Rights	$32,119	$38,368	$13,733	$10,554	$29,626	$124,400

Weighted-average life (in yrs)	1.7	2.4	1.3	1.2	.14
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	22%	20%	—
As of December 31, 2002	40%	27%	23%	20%	—
Impact on fair value of 10% adverse change	$(155)	$(228)	$(18)	$(19)	$(38)
Impact on fair value of 20% adverse change	$(276)	$(406)	$(77)	$(48)	$(76)
Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of the date of the securitization	0.12%	0.75%	0.40%	0.40%	0.25%
As of December 31, 2002	0.12%	1.28%	0.60%	1.15%	0.25%
Impact on fair value of 10% adverse change	(82)	$(1,289)	$(115)	$(362)	$(17)
Impact on fair value 20% adverse change	(163)	$(2,554)	$(198)	$(776)	$(34)
Residual cash flows discount rate (annual)
As of the date of the securitization	9.1%	12%	11%	11%	10%
As of December 31, 2002	9.1%	12%	11%	11%	6.2%
Impact on fair value of 10% adverse change	(25)	$(1,000)	$(221)	$(142)	$(30)
Impact on fair value of 20% adverse change	(49)	$(1,964)	$(437)	$(281)	$(60)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

86    Sovereign Bancorp

As discussed in Note 21, Sovereign in connection with the FleetBoston transaction, entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by FleetBoston and 23 commercial properties owned by Sovereign. The certificates which were issued through the variable interest entities are payable out of the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under the insurance policies. The aggregate principal balance of the certificates at December 31, 2002 was $264.1 million.

NOTE 25 - EARNINGS PER SHARE

The following table presents the computation of earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	2002	2001	2000

Calculation of income/(loss) for EPS:
Income /(loss) before extraordinary item for basic EPS	$341,985	$123,370	$(41,017)
Extraordinary item, after tax	—	(6,549)	10,775

Net income for basic and diluted EPS	$341,985	$116,821	$(30,242)

Calculation of shares:
Weighted average basic shares	258,461	244,643	225,881
Dilutive effect of:
Warrants	17,109	10,054	—
Stock-based compensation	3,469	2,198	—

Weighted average fully diluted shares	279,039	256,895	225,881

Earnings/(loss) per share:
Basic
Income/(loss) before extraordinary item	$1.32	$0.51	$(0.18)
Extraordinary item	—	(0.03)	0.05

Net income/(loss)	$1.32	$0.48	$(0.13)

Diluted
Income/(loss) before extraordinary item	$1.23	$0.48	$(0.18)
Extraordinary item	—	(0.03)	0.05

Net income/(loss)	$1.23	$0.45	$(0.13)

NOTE 26 - COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No.130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Net income/(loss)	$341,985	$116,821	$(30,242)

Cumulative change in accounting principle:
Fair value of derivative instruments and hedged items	—	(6,736)	—
Reclassification of held-to-maturity securities to available-for-sale	—	(3,215)	—

Net unrealized gain/(loss) on derivative instruments for the period	(88,048)	(47,650)	—
Net unrealized gain/(loss) on investment securities available-for-sale for the period	182,498	65,650	93,841
Less reclassification adjustments:
Derivative instruments	—	(16,948)	—
Investments available for sale	33,306	19,611	(78,570)

Net unrealized gain recognized in other comprehensive income	61,144	15,337	172,411

Comprehensive income	$403,129	$122,207	$142,169

Sovereign Bancorp   87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Sovereign Bancorp is as follows (in thousands):

BALANCE SHEETS	AT DECEMBER 31,

	2002	2001

Assets
Cash and due from banks	$27,601	$51,080
Available for sale investment securities	5,879	2,005
Investment in subsidiaries:
Bank subsidiary	4,129,467	3,642,987
Non-bank subsidiaries	143,423	159,068
Other assets	70,443	90,740

Total Assets	$4,376,813	$3,945,880

Liabilities and Stockholders’ Equity
Borrowings:
Long-term debt	$1,074,568	$1,169,831
Borrowings from non-bank subsidiaries	508,999	505,105
Other liabilities	28,928	68,463

Total liabilities	1,612,495	1,743,399

Stockholders’ Equity	2,764,318	2,202,481

Total Liabilities and Stockholders’ Equity	$4,376,813	$3,945,880

STATEMENT OF OPERATIONS	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Dividends from:
Bank subsidiary	$210,000	$130,000	$100,000
Non-bank subsidiaries	—	—	16,828
Interest income	1,610	3,053	35,016
Other income	46	—	(2,388)

Total income	211,656	133,053	149,456

Interest expense	144,821	156,540	180,761
Other expense	6,228	6,360	8,317

Total expense	151,049	162,900	189,078

Income/(loss) before income taxes and equity in earnings of subsidiaries and extraordinary item	60,607	(29,847)	(39,622)
Income tax benefit	(62,725)	(59,234)	(58,450)

Income/(loss) before equity in earnings of subsidiaries and extraordinary item	123,332	29,387	18,828
Extraordinary item (net of tax of $3,526)	—	6,549	—

Income/(loss) before equity in earnings of subsidiaries	123,332	22,838	18,828
Equity in undistributed earnings/(loss) of:
Bank subsidiary	217,735	96,104	(45,504)
Non-bank subsidiaries	918	(2,121)	(3,566)

Net income/(loss)	$341,985	$116,821	$(30,242)

88    Sovereign Bancorp

NOTE 27 - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

STATEMENT OF CASH FLOWS	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net income/(loss)	$341,985	$116,821	$(30,242)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	(217,735)	(96,104)	45,504
Non-bank subsidiaries	(918)	2,121	3,566
Loss on retirement of long-term debt	—	10,075	—
Stock option expense	10,392	—	—
Restricted stock allocation	2,044	—	—
Allocation of Employee Stock Ownership Plan	1,864	—	—
Other, net	11,482	(8,728)	6,610

Net cash provided (used) by operating activities	149,114	24,185	25,438

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries	(45,577)	(21,088)	(563,275)
Investment securities:
Maturity and repayments	—	(930)	765,458
Net purchase and sales	(3,857)	—	(797)

Net cash provided (used) by investing activities	(49,434)	(22,018)	201,386

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of long-term debt	(125,000)	(715,000)	(227,742)
Net proceeds received from long-term debt	—	525,000	—
Net change in borrowings from non-bank subsidiaries	3,894	109,808	18,365
Sale (acquisition) of treasury stock	800	85	(194)
Acquisition of Restricted Stock	—	(3,083)	—
Cash dividends paid to stockholders	(26,058)	(24,790)	(22,499)
Termination of ESOP	7,768	—	—
Net proceeds from issuance of common stock	15,437	156,893	5,244

Net cash provided (used) by financing activities	(123,159)	48,913	(226,826)

(Decrease) increase in cash and cash equivalents	(23,479)	51,080	(2)
Cash and cash equivalents at beginning of period	51,080	—	2

Cash and cash equivalents at end of period	$27,601	$51,080	$—

Sovereign Bancorp   89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 - BUSINESS SEGMENT INFORMATION

During 2002, the Company established the following reportable segments: the Consumer Bank, the Corporate Bank and Treasury & Other. The Consumer Bank and Corporate Bank are organized principally around the customers served by Sovereign. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credits. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses. The assets that have not been allocated to the Consumer and Corporate Bank, and are included in Treasury & Other, are certain cash and cash equivalents, investments, goodwill and other intangible assets, bank owned life insurance and certain other assets. Although goodwill and certain other intangible assets are not allocated to all of the segments for management reporting purposes, these assets are considered by the Company for purposes of assessing impairment of its goodwill in reporting units under SFAS No. 142. Goodwill was allocated based upon the relative fair values of the reporting units.

The leaders of the Consumer Bank, Corporate Bank and Treasury & Other business lines report directly to the Chief Executive Officer. The accumulation and aggregation of segment information is based on this reporting structure. The Chief Executive Officer evaluates the segments based on income before taxes which is derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each operating segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. During 2002, certain organization and allocation methodology changes were made which enhanced the Company’s management reporting systems and the information provided. In addition, designations, assignments and allocations may continue to change from time to time as management accounting systems are further enhanced or product lines change. Where practical, the results are adjusted to present consistent methodologies for the segments. Segment accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

The following table present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2002

	CONSUMER	CORPORATE	TREASURY
	BANK	BANK	& OTHER(3)	TOTAL

Net interest income	$904,344	$259,322	$(4,050)	$1,159,616
Provision for loan losses	45,864	80,433	20,203	146,500
Fees and other income(1)	245,601	69,675	65,819	381,095
General and administrative expenses	650,176	130,966	38,965	820,107
Depreciation/Amortization	34,467	914	94,441	129,822
Income (Loss) before income taxes	453,905	117,598	(104,948)	466,555
Intersegment revenues (expenses)(2)	514,977	(299,594)	(215,383)	—
Average Assets	$13,186,318	$9,986,320	$14,588,615	$37,761,253

90    Sovereign Bancorp

	DECEMBER 31, 2001

	CONSUMER	CORPORATE	TREASURY
	BANK	BANK	& OTHER(3)	TOTAL

Net interest income	$900,722	$223,810	$(70,250)	$1,054,282
Provision for loan losses	45,752	43,037	8,311	97,100
Fees and other income(1)	234,723	67,730	96,439	398,892
General and administrative expenses	646,242	102,768	28,275	777,285
Depreciation/Amortization	32,720	890	143,090	176,700
Income (Loss) before income taxes and extraordinary item	443,451	145,735	(439,241)	149,945
Intersegment revenues (expense)(2)	585,872	(367,892)	(217,980)	—
Average Assets	$13,767,362	$8,393,104	$12,313,804	$34,474,270

(1)	Commercial Banking fees in the accompanying Consolidated Statements of Operations include fees on commercial deposits. For segment reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(3)	Included in Treasury & Other in 2002 are charges for an additional loan loss provision for Main Street of $6 million, as well as merger related expense of $15.9 million. Included in Treasury and Other in 2001 are merger related and restructuring expenses of $8.5 million and $243.2 million of expense associated with non-solicitation payments related to the SBNE transaction (see Note 3 to the Consolidated Financial Statements).

NOTE 29 – MERGER RELATED AND RESTRUCTURING ITEMS

Following is a summary of amounts charged to earnings related to restructuring activity (in thousands):

	2002	2001	2000

Merger related restructuring and other items	$15,871	$8,500	$18,500

Total	$15,871	$8,500	$18,500

In 2002, Sovereign recorded charges related to the Main Street Acquisition of $21.9 million. Of this amount, $11.3 million related to branch and office consolidations, $3.5 million related to system conversions and $1.0 million for community grants. These charges were expensed and are included within “Merger related and restructuring charges” in the Consolidated Statements of Operations. In addition, a loan loss provision of $6.0 million was recorded to conform Main Street’s allowance for loan losses to Sovereign’s reserve policies. This charge was expensed through “Provision for loan losses” on the Consolidated Statement of Operations.

Also in 2000, the Company initiated a restructuring to analyze front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in 2001 related to the closure of 14 “in-store” offices and a redirection of e-commerce efforts, and $18.5 million recorded during 2000 which was comprised of $14 million of severance and outplacement costs, and a $4.5 million write-off of a redundant computer-operating platform. These charges were expensed within “Merger related and restructuring charges” of the Consolidated Statements of Operations.

Sovereign Bancorp    91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 – MERGER RELATED AND RESTRUCTURING ITEMS (CONTINUED)

The status of restructuring activities is summarized as follows (in thousands):

	Restructuring Activity

	2002	2001	2000

Charge recorded in earnings	$15,871	$8,500	$18,500
Amount provided in purchase accounting
2002	7,838	—	—
2001	—	—	—
2000	—	—	—
Payments
2002	(10,537)	(1,281)	(1,855)
2001	—	(2,017)	(11,019)
2000	—	—	(1,017)
Non-cash charge	—	(5,000)	(4,500)
Changes in estimates
2002	—	—	—
2001	—	—	—
2000	—	—	—

Reserve Balance at December 31, 2002	$13,172	$202	$109

NOTE 30 – SUBSEQUENT EVENT

In March 2003, Sovereign completed a tender offer for its outstanding 8.625% Senior Notes due March 2004 (“8.625% Notes”) and its outstanding 10.25% Senior Notes due May 2004 (“10.25% Notes”). This offer, was priced at $1,062.50 for each $1,000 principal amount of the 8.625% Notes and $1,091.25 for each $1,000 principal amount of the 10.25% Notes. As of the close of the tender offer on March 4, 2003, $139.2 million of the 8.625% Notes and $162.4 million of the 10.25% Notes had been tendered and not withdrawn. In accordance with the terms of the tender offer, Sovereign has accepted for payment all 8.625% and 10.25% Notes that have been validly tendered prior to the expiration of the tender offer. The Company will record a debt extinguishment loss on this transaction in the first quarter of 2003.

In March 2003, Sovereign Bank completed the issuance of $500 million of subordinated notes. The notes will have a coupon of 5.165% and will mature as of March 15, 2013. The subordinated debt qualifies as Tier 2 regulatory capital for Sovereign Bank and Sovereign Bancorp, Inc.

92    Sovereign Bancorp

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to: (i) that portion of the section captioned “Election of Directors” located in the definitive Proxy Statement to be used in connection with Sovereign’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to (i) the sections captioned “Compensation Paid to Directors” through “Indemnification” in the Proxy Statement and (ii) the section captioned “Performance Graph” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to that portion of the section captioned “ Election of Directors” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the sections captioned “Indebtedness of Management” and “Other” in the Proxy Statement.

Item 14.     Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the date the Company completed its evaluation. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A)	1.	Financial Statements.

The following financial statements are filed as part of this report:

	•	Consolidated Balance Sheets

	•	Consolidated Statements of Operations

	•	Consolidated Statements of Stockholders’ Equity

	•	Consolidated Statements of Cash Flows

	•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

Sovereign Bancorp   93

3. Exhibits.

(3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3.)

(3.2) By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the quarter ended September 30, 2002.)

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

(10.1) Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1994.)

(10.2) Sovereign Bancorp, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 to Sovereign’s Registration Statement No. 33-44108 on Form S-8.)

(10.3) Employment Agreement, dated as of March 1, 1997, between Sovereign Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Amended Quarterly Report on Form 10-Q/A, SEC File No. 0-16533, for the fiscal quarter ended March 31, 1997.)

(10.4) Employment Agreement, dated as of May 1, 1997, between ML Bancorp, Inc. (a predecessor company of Sovereign Bancorp, Inc.) and Dennis S. Marlo. (Incorporated by reference to Exhibit 10.4 to Sovereign’s Annual Report on Form 10-K, SEC file No. 0-16533, for fiscal year ended December 31, 2000.)

(10.5) Employment Agreement, dated as of September 25, 1997, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1997.)

(10.6) Amended and Restated Rights Agreement, (the “Rights Agreement”), dated as of June 21, 2001, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC (Incorporated herein by reference to Exhibit 4.1 of the Registrant’s 8-K/A No. 2 filed July 3, 2001).

(10.7) Form of Rights Certificate (Incorporated herein by reference to Exhibit B to the Rights Agreement). Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).

(10.8) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 2000.)

(10.9) 1993 Sovereign Bancorp, Inc. Stock Option Plan. (Incorporated by reference to Exhibit 10.23 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1992.)

(10.10) Indemnification Agreement, dated December 21, 1993, between Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.25 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1993.)

(10.11) Sovereign Bancorp, Inc. 1997 Non-Employee Director’s Stock Option Plan. (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement, SEC File No. 0-16533, dated March 15, 1996.)

94    Sovereign Bancorp

(10.12) Sovereign Bancorp, Inc. 1996 Stock Option Plan. (Incorporated by reference to Exhibit 4.3 to Sovereign’s Registration Statement No. 33-89586 on Form S-8.)

(10.13) Amendment #1 to Employment Agreement, dated February 26, 2003, between Sovereign Bancorp, Inc. and John Hamill (filed herewith) and Employment Agreement dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Annual Report on Form 10-K/A, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

(10.14) Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli.

(10.15) Employment Agreement dated as of June 1, 2001, between Sovereign Bancorp, Inc. and James D. Hogan. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 2002.)

(10.16) Employment Agreement by and between Sovereign Bancorp, Inc. and James J. Lynch dated September 16, 2002. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the quarter ended September 30, 2002.)

(10.17) 2001 Stock Incentive Plan (Incorporated by reference to Exhibit “b” to Sovereign’s proxy statement, SEC File No. 0-16533, dated March 26, 2001)

(10.18) Non-Employee Directors Stock Bonus Program

(10.19) Senior Officers Stock Bonus Program

(21)Subsidiaries of the Registrant.

(23.1) Consent of Ernst & Young LLP.

(99.1) Chief Executive Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports On Form 8-k

     None.

Sovereign Bancorp   95

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

March 12, 2003

By:	/s/ Jay S. Sidhu Jay S. Sidhu, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature

	Title	Date
/s/ P. Michael Ehlerman P. Michael Ehlerman	Director	March 12, 2003

/s/ Brian Hard Brian Hard	Director	March 12, 2003

/s/ Andrew C. Hove, Jr. Andrew C. Hove, Jr.	Director	March 12, 2003

/s/ Daniel K. Rothermel Daniel K. Rothermel	Director	March 12, 2003

/s/ Jay S. Sidhu Jay S. Sidhu	Director, President and Chief Executive Officer Chairman of Board of Directors (Principal Executive Officer)	March 12, 2003

/s/ Cameron C. Troilo, Sr. Cameron C. Troilo, Sr.	Director	March 12, 2003

/s/ James D. Hogan James D. Hogan	Chief Financial Officer and Executive Vice President	March 12, 2003

/s/ Lawrence E. McAlee, Jr. Lawrence E. McAlee, Jr.	Chief Accounting Officer and Senior Vice President	March 12, 2003

96    Sovereign Bancorp

CERTIFICATIONS

I, Jay S. Sidhu, Chief Executive Officer of Sovereign Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Sovereign Bancorp, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days prior to the filing date of this annual report the (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ Jay S. Sidhu Jay S. Sidhu

Chairman, President and Chief Executive Officer

Sovereign Bancorp   97

CERTIFICATIONS

I, James D. Hogan, Chief Financial Officer of Sovereign Bancorp, Inc., certify that:

1.     I have reviewed this annual report on Form 10-K of Sovereign Bancorp, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures of a date within 90 days prior to the filing date of this annual report the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003

/s/ James D. Hogan James D. Hogan

Chief Financial Officer and Executive Vice President

98    Sovereign Bancorp