Form 10-Q
period 2003-03-31
SOVEREIGN BANCORP INC
filed 2003-05-15
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2453088 (I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19103 (Zip Code)

Registrant’s telephone number: (215) 557-4630

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2003

Common Stock (no par value)	261,162,656 shares

FORWARD LOOKING STATEMENTS

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2002 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

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

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

FORWARD LOOKING STATEMENTS
(continued)

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws, regulations, and practices including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological change;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality; and

•	Sovereign’s success in managing the risks involved in the foregoing.

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

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	5
	Consolidated Statements of Operations for the three-month periods ended March 31, 2003 and 2002	6
	Consolidated Statements of Stockholders’ Equity for the three-month period ended March 31, 2003	8
	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002	10
	Notes to Consolidated Financial Statements	12 - 22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 - 42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	43
SIGNATURES		44
CERTIFICATIONS		45 - 46
EXHIBITS INDEX		47

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2003	2002

	(in thousands, except
	per share data)
ASSETS
Cash and amounts due from depository institutions	$1,172,529	$972,614
Investment securities:
Available-for-sale	11,208,359	10,733,564
Held-to-maturity	569,261	632,513
Loans (including loans held for sale at $385,138 and $382,055 at March 31, 2003 and December 31, 2002, respectively)	23,984,329	23,127,325
Allowance for loan losses	(309,398)	(298,750)

Net loans	23,674,931	22,828,575

Premises and equipment	277,509	281,427
Accrued interest receivable	167,737	175,291
Goodwill	1,025,292	1,025,292
Core deposit intangibles, net	324,211	343,305
Bank owned life insurance	775,862	765,534
Other assets	1,668,677	1,766,078

TOTAL ASSETS	$40,864,368	$39,524,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$26,675,751	$26,784,980
Borrowings and other debt obligations	10,110,562	8,829,289
Advance payments by borrowers for taxes and insurance	16,309	17,158
Other liabilities	608,873	531,491

TOTAL LIABILITIES	37,411,495	36,162,918

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign (“Trust Preferred Securities”)	395,461	396,331

Minority interests	201,080	200,626

STOCKHOLDERS’ EQUITY
Common stock; no par value; 400,000,000 shares authorized; 266,406,726 shares issued at March 31, 2003 and 265,548,293 shares issued at December 31, 2002	1,586,421	1,580,282
Warrants and stock options	103,131	101,892
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,878,855 shares at March 31, 2003 and 3,342,521 shares at December 31, 2002	(28,465)	(21,313)
Treasury stock at cost; 1,551,858 shares at March 31, 2003 and 582,262 shares at December 31, 2002	(23,614)	(6,060)
Accumulated other comprehensive income	68,133	28,009
Retained earnings	1,150,726	1,081,508

TOTAL STOCKHOLDERS’ EQUITY	2,856,332	2,764,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,864,368	$39,524,193

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,

	2003	2002 (1)

	(in thousands, except
	per share data)
INTEREST INCOME:
Interest-earning deposits	$675	$1,940
Investment securities:
Available-for-sale	158,231	140,698
Held-to-maturity	8,443	13,533
Interest on loans	333,615	338,656

TOTAL INTEREST INCOME	500,964	494,827

INTEREST EXPENSE:
Deposits and customer accounts	93,651	111,010
Borrowings and other debt obligation	104,273	111,888

TOTAL INTEREST EXPENSE	197,924	222,898

NET INTEREST INCOME	303,040	271,929
Provision for loan losses	43,357	44,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	259,683	227,429

NON-INTEREST INCOME:
Consumer banking fees	48,225	38,563
Commercial banking fees	25,198	22,751
Mortgage banking revenues	8,033	9,466
Capital markets revenue	7,749	3,337
Bank owned life insurance	10,332	10,289
Miscellaneous income	3,522	2,564

TOTAL FEES AND OTHER INCOME	103,059	86,970
Gain on investment securities and related derivatives transactions	17,531	20,566

TOTAL NON-INTEREST INCOME	120,590	107,536

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	93,182	86,011
Occupancy and equipment expenses	53,342	50,287
Technology expense	17,939	16,640
Outside services	13,473	11,452
Other administrative expenses	33,152	29,649

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	211,088	194,039

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,

	2003	2002 (1)

	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$19,095	$20,234
Trust Preferred Securities and other minority interest expense	16,043	15,558
Merger-related and integration charges	—	15,871
Loss on debt extinguishment	28,981	—

TOTAL OTHER EXPENSES	64,119	51,663

INCOME BEFORE INCOME TAXES	105,066	89,263
Income tax provision	29,210	23,845

NET INCOME	$75,856	$65,418

EARNINGS PER SHARE:
Basic	$.29	$.26

Diluted	$.27	$.24

DIVIDENDS DECLARED PER COMMON SHARE	$.025	$.025

(1)	Amounts have been adjusted for the adoption of SFAS No. 123 in the third quarter of 2002. (See footnote 14)

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common		Warrants &	Unallocated
	Shares Out-	Common	Stock	Common Stock	Treasury
	standing	Stock	Options	Held by ESOP	Stock

Balance, December 31, 2002	261,624	$1,580,282	$101,892	$(21,313)	$(6,060)
Comprehensive income:
Net income	—	—	—	—	—
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Derivative financial instruments	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Purchase payout Network Capital	143	224	—	—	1,776
Exercise of stock options	689	3,799	(37)	—	—
Stock option expense	—	—	1,276	—	—
Stock issued under Dividend Reinvestment Plan and Employee Stock Purchase Plan	92	1,165	—	—	—
Dividends paid on common stock	—	—	—	—	—
Stock repurchased	(1,125)	—	—	—	(19,225)
Stock issued for Director’s compensation	12	(3)	—	—	175
Restricted stock grants	77	954	—	—	(280)
Purchase of shares for Employee Stock Ownership Plan	(536)	—	—	(7,152)	—

Balance March 31, 2003	260,976	$1,586,421	$103,131	$(28,465)	$(23,614)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(continued)
(in thousands)

	Accumulated
	Other
	Comprehensive	Retained	Total Stock-
	Income	Earnings	Holders' Equity

Balance, December 31, 2002	$28,009	$1,081,508	$2,764,318

Comprehensive income:
Net income	—	75,856	75,856
Change in unrecognized gain/(loss), net of tax:
Investments available for sale	35,410	—	35,410
Derivative financial instruments	4,714	—	4,714

Total comprehensive income	—	—	115,980

Purchase payout Network Capital	—	—	2,000
Exercise of stock options	—	—	3,762
Stock option expense	—	—	1,276
Stock issued under Dividend Reinvestment Plan and Employee Stock Purchase Plan	—	—	1,165
Dividends paid on common stock	—	(6,638)	(6,638)
Stock repurchased	—	—	(19,225)
Stock issued for Director’s compensation	—	—	172
Restricted stock grants	—	—	674
Purchase of shares for Employee Stock Ownership Plan	—	—	(7,152)

Balance March 31, 2003	$68,133	$1,150,726	$2,856,332

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-month Period
	Ended March 31,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,856	$65,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,357	44,500
Deferred taxes	(7,711)	(10,920)
Depreciation and amortization	38,916	33,256
Net amortization of premium/discount on investment securities and loans	2,028	7,413
Gain on sale of investment securities and related derivatives	(17,531)	(20,566)
Loss on real estate owned and fixed assets	344	143
Loss on debt extinguishment	28,981	—
Stock-based compensation	3,965	4,251
Net change in:
Loans held for sale	(3,083)	131,969
Accrued interest receivable	7,554	65,215
Other assets and bank owned life insurance	38,746	15,898
Other liabilities	79,382	44,598

Net cash provided by operating activities	290,804	381,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	1,309,660	2,002,985
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,146,358	689,919
Held-to-maturity	63,447	72,906
Purchases of investment securities:
Available-for-sale	(2,854,883)	(2,452,392)
Held-to-maturity	(34)	—
Proceeds from sales of loans	938,202	741,282
Purchase of loans	(1,509,892)	(655,805)
Net change in loans other than purchases and sales	(297,197)	(662,279)
Proceeds from sales of premises and equipment	257	7
Purchases of premises and equipment	(6,109)	(7,067)
Proceeds from sale of real estate owned	3,125	7,993
Cash received from acquired bank, net of cash paid	—	207,704

Net cash used in investing activities	(1,207,066)	(54,747)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(continued)

	Three-month Period
	Ended March 31,

	2003	2002

	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits and other customer accounts	(108,101)	257,633
Net increase (decrease) in borrowings and other debt obligations	1,108,799	(524,605)
Proceeds from senior secured credit facility and senior and subordinated notes	775,210	20,000
Repayments of senior secured credit facility and senior and subordinated notes	(631,640)	(20,000)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(849)	1,987
Cash dividends paid to stockholders	(6,638)	(6,195)
Proceeds from issuance of common stock	5,879	4,429
Purchase of shares for ESOP	(7,152)	—
Termination of ESOP	—	7,768
Other net changes in treasury stock	(19,331)	69

Net cash provided by (used in) financing activities	1,116,177	(258,914)

Net change in cash and cash equivalents	199,915	67,514
Cash and cash equivalents at beginning of period	972,614	907,279

Cash and cash equivalents at end of period	$1,172,529	$974,793

SUPPLEMENTAL DISCLOSURES:
Income taxes paid	$1,438	$4,136
Interest paid	$196,974	$215,776

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except share data, unless otherwise noted)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I. All intercompany balances and transactions have been eliminated in consolidation.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the consolidated balance sheet, statements of operations and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s latest annual report on Form 10-K.

     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in the financial statements of prior periods have been reclassified to conform with the presentation used in current period financial statements. These reclassifications have no effect on net income or total shareholders’ equity.

     The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

     Sovereign adopted the expense recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation” for stock based employee compensation awards during 2002. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants issued subsequent to January 1, 2002 using a Black-Scholes option pricing model and expenses this value over the vesting periods as required in SFAS No. 123. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards:

	Three-months ended March 31,

	2003	2002

Net income as reported	$75,856	$65,418
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	829	1,524
Deduct: Total stock-based employee expense determined under the fair value based method for all awards, net of related tax benefits	(2,985)	(7,343)

Pro-forma net income	$73,700	$59,599

Basic earnings per share	$0.29	$0.26
Diluted earnings per share	$0.27	$0.24
Pro-forma basic earnings per share	$0.28	$0.24
Pro-forma diluted earnings per share	$0.26	$0.22

(2) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and warrants is calculated using the treasury stock method for purposes of weighted average dilutive shares. The following table presents the computation of earnings per share for the periods indicated.

	Three-Month Period
	Ended March 31,

	2003	2002

CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$75,856	$65,418

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	261,322	250,619
Dilutive effect of:
Warrants	16,852	16,125
Stock options	3,191	2,237

Weighted average diluted shares	281,365	268,981

EARNINGS PER SHARE:
Basic	$.29	$.26
Diluted	$.27	$.24

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$34,376	$41	$41	$34,376
Corporate debt and asset-backed securities	908,347	35,863	175	944,035
Equities (1)	1,069,482	7,829	422	1,076,889
State and municipal securities	18,404	57	965	17,496
Mortgage-backed securities:
U.S. government agencies	7,259,925	219,685	57	7,479,553
Non-agencies	1,623,529	32,491	10	1,656,010

Total investment securities available-for-sale	$10,914,063	$295,966	$1,670	$11,208,359

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$31,274	$96	$—	$31,370
Corporate debt and asset-backed securities	958,094	20,553	10,625	968,022
Equities (1)	1,035,431	5,043	193	1,040,281
State and municipal securities	23,497	57	—	23,554
Mortgage-backed securities:
U.S. government agencies	5,990,521	174,991	38	6,165,474
Non-agencies	2,456,522	48,349	8	2,504,863

Total investment securities available-for-sale	$10,495,339	$249,089	$10,864	$10,733,564

(1)	Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	March 31, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$1,705	$60	$—	$1,765
State and municipal securities	2,054	33	3	2,084
Mortgage-backed securities:
U.S. government agencies	561,796	18,710	88	580,418
Non-agencies	3,706	17	51	3,672

Total investment securities held-to-maturity	$569,261	$18,820	$142	$587,939

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$1,705	$60	$—	$1,765
State and municipal securities	2,069	33	3	2,099
Mortgage-backed securities:
U.S. government agencies	624,793	17,613	130	642,276
Non-agencies	3,946	19	55	3,910

Total investment securities held-to-maturity	$632,513	$17,725	$188	$650,050

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial real estate loans	$4,125,570	17.2%	$4,132,644	17.9%
Commercial and industrial loans	4,961,473	20.7	4,757,822	20.6
Other	1,350,308	5.6	1,370,181	5.9

Total Commercial Loans	10,437,351	43.5	10,260,647	44.4

Home equity loans	5,451,304	22.7	5,165,834	22.3
Auto loans	3,063,074	12.8	3,038,976	13.1
Other	316,252	1.3	314,356	1.4

Total Consumer Loans	8,830,630	36.8	8,519,166	36.8

Residential Real Estate Loans	4,716,348	19.7	4,347,512	18.8

Total Loans	$23,984,329	100.0%	$23,127,325	100.0%

Total Loans with:
Fixed rate	$14,231,091	59.3%	$13,599,898	58.8%
Variable rate	9,753,238	40.7	9,527,427	41.2

Total Loans	$23,984,329	100.0%	$23,127,325	100.0%

     Loans are recorded net of loan origination fees, direct origination costs and discounts and premiums purchased. Components of recorded balances are as follows at the dates indicated:

	March 31, 2003	December 31, 2002

Principal value	$23,867,030	$23,026,026
Direct origination costs, net of deferred loan fees	47,036	41,858
Purchase premiums, net of discounts	70,263	59,441

Total Loans	$23,984,329	$23,127,325

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At March 31, 2003 and December 31, 2002, loans made by Sovereign Bank to these parties totaled $31.7 million and $31.2 million, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate

Demand deposit accounts	$4,133,600	15%	—%	$4,067,784	15%	—%
NOW accounts	5,818,879	22	1.00	5,889,582	22	1.45
Customer repurchase agreements	983,501	4	.88	1,078,391	4	.92
Savings accounts	3,075,393	12	.97	2,971,779	11	.99
Money market accounts	5,933,506	22	1.32	5,757,423	22	1.32
Certificates of deposit	6,730,872	25	2.96	7,020,021	26	3.17

Total Deposits	$26,675,751	100%	1.40%	$26,784,980	100%	1.58%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2003		December 31, 2002

		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate

Securities sold under repurchase agreements	$2,545,390	.72%	$1,538,300	.82%
FHLB advances	5,525,545	3.98	5,395,116	4.22
Senior secured credit facility	120,000	4.07	120,000	3.91
Asset-backed floating rate notes	821,000	1.68	821,000	1.80
Senior notes	603,217	9.86	904,573	9.75
Subordinated notes	495,210	5.13	49,995	8.05
Other	200	7.11	305	8.36

Total borrowings and other debt obligations	$10,110,562	3.38%	$8,829,289	3.99%

During the first quarter, Sovereign completed a tender offer for the 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% notes”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes incurring a loss on this debt extinguishment of $29 million, $18.8 million net of tax, which equated to $0.07 per diluted share. Sovereign funded the purchase of the notes with cash on hand and from dividends to the Company from Sovereign Bank. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

During the first quarter, Sovereign Bank issued $500 million of subordinated notes (the “subordinated notes”), at a discount, which have a coupon of 5.125%. These notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These notes qualify as Tier 2 regulatory capital for Sovereign Bank as of March 31, 2003. Under the current OTS rules, 5 years prior to maturity, 20% of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.

(8) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period
	Ended March 31,

	2003	2002

Net income	$75,856	$65,418
Change in accumulated losses on derivatives	4,714	13,731
Change in unrealized gains on investment securities available-for-sale	46,805	(18,432)
Less reclassification adjustment:
Investments available-for-sale	11,395	13,360

Comprehensive income	$115,980	$47,357

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $192 million and net accumulated losses on derivatives of $124 million at March 31, 2003 and net unrealized gains on securities of $157 million and net accumulated losses on derivatives of $129 million at December 31, 2002.

(9) DERIVATIVES

     Sovereign’s primary market risk is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

     Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and senior notes. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three-months ended March 31, 2003 and March 31, 2002, no hedge ineffectiveness was recognized in earnings associated with fair value hedges.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three months ended March 31, 2003 and 2002, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three months ended March 31, 2003 or 2002 as a result of the discontinuance of cash flow hedges. As of March 31, 2003, Sovereign expects approximately $43 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

     Other Derivative Activities. Sovereign’s derivative portfolio includes derivative instruments not designated in SFAS No. 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.

Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $2.5 million for the three-months ended March 31, 2003 compared with $2.2 million for the three-months ended March 31, 2002.

(10) MERGER RELATED AND RESTRUCTURING ITEMS

     The status of restructuring activities is summarized as follows:

Reserve balance at December 31, 2002	$13,483
Payments	(2,140)
Changes in estimates	(2,785)

Reserve balance at March 31, 2003	$8,558

During the first quarter, we determined that certain reserves established in connection with the Main Street Bancorp acquisition were no longer required. Of the amount above, $2 million was applied against goodwill with the remaining balance recorded in other expense of the Consolidated Statement of Operations. The remaining reserve balance primarily relates to operating leases of closed branch and office consolidations incurred as part of the Main Street Bancorp acquisition.

(11) GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record

2003	$73,835	$19,095	$54,740
2004	66,856	—	66,856
2005	57,945	—	57,945
2006	51,047	—	51,047
2007	44,104	—	44,104

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12) BUSINESS SEGMENT INFORMATION

     The following tables present certain information regarding the Company’s segments:

For the three month period
ended March 31, 2003	Consumer Bank	Corporate Bank	Treasury and Other	Total

Net interest income	$225,131	$73,018	$4,891	$303,040
Provision for loan losses	10,692	22,066	10,599	43,357
Fees and other income (1)	68,621	21,744	12,694	103,059
General and administrative expenses	164,470	34,990	11,628	211,088
Depreciation/Amortization	14,814	480	23,622	38,916
Income (Loss) before income taxes	118,590	37,706	(51,230)	105,066
Intersegment revenues (expense) (2)	116,640	(62,613)	(54,027)	—
Total Average Assets	$13,903,172	$10,877,217	$15,691,773	$40,472,162

For the three month period
ended March 31, 2002	Consumer Bank	Corporate Bank	Treasury and Other	Total

Net interest income (expense)	$216,010	$58,124	$(2,205)	$271,929
Provision for loan losses	11,581	24,284	8,635	44,500
Fees and other income (1)	59,120	14,839	13,011	86,970
General and administrative expenses	156,146	30,708	7,185	194,039
Depreciation/Amortization	10,406	184	22,666	33,256
Income (Loss) before income taxes	$107,403	$17,971	$(36,111)	$89,263
Intersegment revenues (expense) (2)	119,492	(75,530)	(43,962)	—
Total Average Assets	$12,590,496	$9,140,238	$13,519,803	$35,250,357

(1)	Corporate Banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(13) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. The new accounting provisions of this interpretation became effective upon issuance for all new VIE’s created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company has not entered into any new transactions involving VIE’s on or after February 1, 2003. This pronouncement also must be applied effective July 1, 2003, to existing VIE’s acquired by Sovereign prior to February 1, 2003. Based on current guidance, the only potential variable interest entities with which the Company is associated with are: (1) lessee of certain properties pursuant to a structured real estate transaction (see Note 21 and Note 24 included in the December 31, 2002 Form 10-K) and (2) limited partnership interests in certain investments. Management

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

is evaluating whether these entities are variable interest entities and whether the Company is the primary beneficiary, which would require the VIE’s to be consolidated in Sovereign’s financial statements. However, the impact of application of this pronouncement to existing VIE’s on July 1, 2003 is not expected to have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees related to commercial letters of credit, loan commitments, and subordinated interests in an SPE. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the financial statement recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for Sovereign as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The financial statement recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in the management’s discussion and analysis section of this document. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” The statement generally requires gains and losses from debt extinguishments to be classified as income from operations rather than as extraordinary items. The Company adopted this statement on January 1, 2003 and recorded the pre-tax cost of the debt extinguishment charges incurred in the first quarter of 2003 in other expenses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(14) ADOPTION OF SFAS NO. 123 IN 2002

     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, for stock based employee compensation awards during the third quarter of 2002. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

The recognition transition provisions of SFAS No. 123 provides that it be applied to all awards granted at the beginning of the fiscal year in which the statement is first applied. Previously reported results for the quarter ended March 31, 2002 have been adjusted in accordance with the existing transition provisions of SFAS No. 123. As a result, Sovereign recorded additional compensation expense of $2.1 million ($1.5 million after-tax) for the three-month period ended March 31, 2002. The following table reflects the impact resulting from the adoption of SFAS No. 123 on our financial results for the first quarter of 2002.

	March 31, 2002	March 31, 2002
(dollars in millions, except per share amounts)	As Reported	As Adjusted

Other assets	$1,376.8	$1,377.4
Total assets	36,833.4	36,834.0
Retained earnings	826.3	824.8
Stockholders’ equity	2,402.9	2,403.4
Compensation and benefits	83.9	86.0
Net income	66.9	65.4
Diluted EPS	0.25	0.24
Weighted average diluted shares (in millions)	269.9	269.0

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     Net income, including special charges discussed below, was $75.9 million, or $.27 per share, for the three-month period ended March 31, 2003, as compared to $65.4 million, or $.24 per share, for the same period in 2002. During the first quarter, Sovereign completed a tender offer for the 8.625% notes due March 2004 and the 10.25% notes due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes incurring a loss on this debt extinguishment of $29 million, ($18.8 million net of tax or $0.07 per diluted share).

     In the first quarter of 2002, Sovereign closed the acquisition of Main Street Bancorp (“Main Street”). In connection with this acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2002 for an additional loan loss provision of $6 million pretax ($3.9 million net of tax) to conform Main Street’s allowance for loan losses to Sovereign’s reserve policies and merger related expenses of $15.9 million pretax ($10.3 million net of tax). The impact of these two charges reduced earnings per share by $0.05.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

(in thousands)

	2003			2002

		Tax Equivalent	Yield/		Tax Equivalent	Yield/
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

EARNING ASSETS INVESTMENTS	$12,294,287	$171,299	5.57%	$10,088,524	$159,700	6.34%
LOANS:
Commercial loans	10,290,307	136,532	5.31%	8,772,839	133,763	6.14%
Consumer loans	8,611,316	130,028	6.12%	6,988,497	120,084	6.97%
Residential loans	4,374,139	68,275	6.24%	4,978,654	86,050	6.91%

Total loans	23,275,762	334,835	5.79%	20,739,990	339,897	6.60%
Allowance for loan losses	(300,141)	—	—	(278,598)	—	—

NET LOANS	22,975,621	334,835	5.86%	20,461,392	339,897	6.69%

TOTAL EARNING ASSETS	35,269,908	506,134	5.76%	30,549,916	499,597	6.58%
Other assets	5,202,254	—	—	4,700,621	—	—

TOTAL ASSETS	$40,472,162	$506,134	5.02%	$35,250,537	$499,597	5.70%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other customer related accounts	$19,404,801	$44,737	.93%	$16,263,149	$42,405	1.06%
Time deposits	6,888,521	48,914	2.88%	7,304,783	68,605	3.81%

TOTAL	26,293,322	93,651	1.44%	23,567,932	111,010	1.91%

BORROWED FUNDS:
FHLB advances	5,626,752	75,403	5.38%	5,939,169	76,007	5.13%
Fed funds and repurchase agreements	2,325,965	2,760	.47%	341,002	2,654	3.11%
Other borrowings	1,986,990	26,110	5.26%	1,990,840	33,227	6.69%

TOTAL BORROWED FUNDS	9,939,707	104,273	4.21%	8,271,011	111,888	5.42%

TOTAL FUNDING LIABILITIES	36,233,029	197,924	2.20%	31,838,943	222,898	2.82%
Other liabilities	1,423,647	—	—	1,134,377	—	—

TOTAL LIABILITIES	37,656,676	197,924	2.12%	32,973,320	222,898	2.73%
STOCKHOLDERS’ EQUITY	2,815,486	—	—	2,277,217	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,472,162	$197,924	1.97%	$35,250,537	$222,898	2.55%

NET INTEREST INCOME		$308,210			$276,699

NET INTEREST SPREAD (1)			3.05%			3.15%

NET INTEREST MARGIN (2)			3.50%			3.64%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents taxable equivalent net interest income divided by average interest-earning assets

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three-month period ended March 31, 2003 was $303.0 million compared to $271.9 million for the same period in 2002. This increase was attributable to an increase in the average balance of earning assets, principally loans and investments. Net interest margin was 3.50% for the three-month period ended March 31, 2003 compared to 3.64% for the same period in 2002. Net interest margin has contracted from March 31, 2002 due to the flattening of the yield curve and the continued repricing of short duration consumer and commercial loans. Partially offsetting this decline was downward repricing of deposits, favorable funding costs on short-term repurchase agreements and a partial quarter benefit from the redemption of high coupon senior notes.

     Interest on investment securities and interest earning deposits was $167.3 million for the three-month period ended March 31, 2003 compared to $156.2 million for the same period in 2002. The average balance of investment securities was $12.3 billion with an average tax equivalent yield of 5.57% for the three-month period ended March 31, 2003 compared to an average balance of $10.1 billion with an average yield of 6.34% for the same period in 2002.

     Interest on loans was $333.6 million for the three-month period ended March 31, 2003 compared to $338.7 million for the same period in 2002. The average balance of loans was $23.3 billion with an average yield of 5.79% for the three-month period ended March 31, 2003 compared to an average balance of $20.7 billion with an average yield of 6.60% for the same period in 2002. Average balances of commercial and consumer loans in 2003 increased $1.5 billion and $1.6 billion, respectively, as compared to 2002 primarily due to loan originations, loan purchases and the full quarter effect of the Main Street acquisition. Average residential loans declined $604.5 million primarily due to scheduled payments and prepayments. These changes in loan balances are consistent with Sovereign’s strategy to emphasize commercial and consumer lending. The decrease in loan rates is due to declining market interest rates and the aforementioned shift in the components of the loan portfolio, which now includes more variable rate and shorter maturity assets.

     Interest on deposits was $93.7 million for the three-month period ended March 31, 2003 compared to $111.0 million for the same period in 2002. The average balance of deposits was $26.3 billion with an average cost of 1.44% for the three month period ended March 31, 2003 compared to an average balance of $23.6 billion with an average cost of 1.91% for the same period in 2002. The increase in the balance of deposits is due to the success of product initiatives to grow core deposits and the full quarter effect of the Main Street acquisition. The decrease in average cost year to year is due primarily to declining market interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on borrowed funds was $104.3 million for the three-month period ended March 31, 2003 compared to $111.9 million for the same period in 2002. The average balance of borrowings was $9.9 billion with an average cost of 4.21% for the three month period ended March 31, 2003 compared to an average balance of $8.3 billion with an average cost of 5.42% for the same period in 2002. The decline in the yield is due to the previously mentioned tender offer which paid off higher cost debt, the decline in market interest rates, as well as favorable short-term funding alternatives that Sovereign has recently experienced.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2003 was $43.4 million compared to $44.5 million for the same period in 2002.

     The provision for the first quarter of 2002 included a special charge of $6 million to conform the acquired Main Street Bancorp loan portfolio to Sovereign’s reserve policy. The first quarter of 2002 also included a provision and concurrent charge-off of approximately $14 million related to one large commercial loan. The provision for loan losses in the first quarter of 2003 includes a higher level of provision due to loan growth. In addition, the Company increased certain percentages used as class reserves based on recent loss experience.

     Over the last few years, through several strategic acquisitions and internal restructuring initiatives, Sovereign has diversified its lending efforts and increased its emphasis on providing its customers with small business loans and an expanded line of commercial and consumer products, such as middle market asset-based lending and automobile loans. As a result of the increased risk inherent in these loan products and as Sovereign continues to place emphasis on commercial business and consumer lending in future periods, management will regularly evaluate Sovereign’s loan portfolios, and its allowance for loan losses, and will adjust the loan loss allowance and related class reserves as is necessary.

     Sovereign’s net charge-offs for the three-month period ended March 31, 2003 were $32.7 million and consisted of charge-offs of $40.8 million and recoveries of $8.1 million. This compared to net charge-offs of $37.0 million consisting of charge-offs of $45.2 million and recoveries of $8.1 million for the three-month period ended March 31, 2002. The decreased level of charge-offs was driven by the events discussed above. Additionally, a $2.3 million charge-off was recorded in the first quarter of 2002 related to the accelerated disposition of a $20.5 million portfolio of non-performing residential mortgages.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents the activity in the allowance for possible loan losses for the periods indicated:

	Three-month Period Ended March 31,

	2003	2002

Allowance, beginning of period	$298,750	$264,667
Charge-offs:
Residential	888	3,784
Commercial	24,137	24,876
Consumer	15,790	16,499

Total Charge-offs	40,815	45,159

Recoveries:
Residential	95	131
Commercial	2,109	1,307
Consumer	5,902	6,692

Total Recoveries	8,106	8,130

Charge-offs, net of recoveries	32,709	37,029
Provision for possible loan losses	43,357	44,500
Main Street Bancorp allowance for loan losses	—	14,877

Allowance, end of period	$309,398	$287,015

Non-Interest Income

     Total non-interest income was $120.6 million for the three-month period ended March 31, 2003 compared to $107.5 million for the same period in 2002. Excluding securities and related derivatives transactions, total fees and other income for the three-month period ended March 31, 2003 were $103.1 million as compared to $87.0 million for the same period in 2002.

     Consumer banking fees were $48.2 million for the three-month period ended March 31, 2003 as compared to $38.6 million for the same period in 2002. Average core deposit balances have grown 19% since March 31, 2002 due primarily to the success of product initiatives. The increases in consumer banking fees of $9.7 million for the three-month period ended March 31, 2003 are attributed to the increase in the number of core deposit accounts and balances, as well as new fee products.

     Commercial banking fees were $25.2 million for the three-month period ended March 31, 2003 as compared to $22.8 million for the same period in 2002. This increase of $2.4 million was primarily due to higher loan volumes, increased market share and increased cash management fee income.

     Mortgage banking revenue was $8.0 million for the three-month period ended March 31, 2003, as compared to $9.5 million for the same period in 2002. Mortgage servicing revenues, net of amortization and provisions from impairment of mortgage servicing assets was a loss of $10.2 million for the period ended March 31, 2003, compared to a gain of $0.8 million for the same period last year. The reason for the decline in mortgage servicing revenues was due to the increased prepayment speeds experienced in our mortgage servicing portfolio with the continued low mortgage rates which contributed to a first quarter impairment charge of $7.4 million. The first quarter of 2002 did not include an impairment charge. At March 31, 2003, Sovereign serviced approximately $6.2 billion of mortgage loans for others and our net mortgage servicing asset was $52 million compared to $4.7 billion of loans serviced for others and a net mortgage servicing asset of $55.4 million at March 31, 2002.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Mortgage production revenues were $18.3 million for the period ended March 31, 2003, compared with $8.7 million for the same period in the prior year. Mortgage production revenues is primarily composed of sales of mortgage loans, sale of mortgage backed investment securities that were related to originated or purchased mortgage loan product and gains or losses from derivative instruments. The overall increase in mortgage production revenues was due to higher origination levels and refinancing activity. Included in mortgage production revenues in the first quarter of 2003 were gains of $3.7 million from the sale of mortgage-backed securities that were securitized in the fourth quarter of 2002. No gains were recorded in the prior period related to sales of mortgage backed investment securities. Additionally, the 2003 quarter included gains related to derivatives of $1.3 million compared with a loss of $1.2 million in the prior year period.

     Capital markets revenues totaled $7.7 million for the three-month period ended March 31, 2003 compared with $3.3 million for the same period in 2002. The increase from the prior year is due to an expanded customer base and increased service and product offerings, principally fixed income distribution capabilities.

     Gain on investment securities and related derivatives transactions were $17.5 million for the three-month period ended March 31, 2003 compared to $20.6 million for the same period in 2002. Included in this line item in the first quarter of 2003 was a $1.1 million other than temporary impairment charge related to one of our investment securities.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended March 31, 2003 were $211.1 million, compared to $194.0 million for the same period in 2002, representing an increase of $17.1 million. General and administrative expenses increased due to certain increased technology costs, higher headcount, and the full quarter effect of the Main Street acquisition. The Company expects to experience higher costs associated with converting its item processing, ATM and data processing platforms principally in 2003 and 2004, with the majority of the related benefits occurring in the years following conversion. The expected range of costs for these projects in 2003 and 2004 are not expected to be material to the Company’s financial position.

Other Expenses

     Other expenses were $64.1 million for the three-month period ended March 31, 2003 compared to $51.7 million for the same period in 2002. The three-month period ended March 31, 2003, includes a loss of $29 million ($18.8 million or $.07 per share, net of tax) on the extinguishment of debt. Merger-related and integration charges of $15.9 million ($10.3 million or $0.04 per share, net of tax) related to the Main Street acquisition were recorded in the three-month period ended March 31, 2002.

Income Tax Provision

     The income tax provision was $29.2 million for the three-month period ended March 31, 2003 compared to $23.8 million for the same period in 2002. The effective tax rate for the three-month period ended March 31, 2003 was 27.8%, compared to 26.7% for the same period in 2002. The current year tax rate differs from the statutory rate of 35% due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for the first quarter of 2003 is higher than the prior year rate due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2003 compared to 2002.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Line of Business Results. The Company’s reportable segments include the Consumer Bank, the Corporate Bank and Treasury & Other. For additional discussion of these business lines, see Note 12 of the accompanying Notes to the Consolidated Financial Statements. The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credits. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and debt, expense on Sovereign’s trust preferred securities and other minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time as management accounting and business unit profitability reporting systems are enhanced or product lines change. During 2002, certain organization and allocation methodology changes were made which enhanced the Company’s management reporting systems and the information provided to the chief executive officer. In addition, designations, assignments and allocations may continue to change from time to time. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

Consumer Bank net interest income increased $9.1 million to $225.1 million in the first quarter of 2003 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $13.0 billion with a yield of 6.16% versus $12.0 billion at a yield of 6.94% during the first quarter of 2002. The average balance of deposits was $26.3 billion at a cost of 1.44% in the first quarter of 2003 compared to $23.6 billion at an average cost of 1.91% in the same quarter a year ago. The increase in non-interest income of $9.5 million to $68.6 million was generated by deposit fees, which grew in tandem with the level of deposits. The provision for loan losses declined modestly in 2003 compared to the same period a year ago to $10.7 million. General and administrative expenses (including allocated corporate and direct support costs) increased from $156.1 million to $164.5 million. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Bank net interest income increased $14.9 million to $73.0 million in the first quarter of 2003 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth. The average balance of Corporate Bank loans was $10.3 billion with a yield of 5.31% in the first quarter of 2003 versus $8.8 billion at a yield of 6.14% during the first quarter of 2002. Non-interest income has increased by $6.9 million to $21.7 million related to an increase in loan fees and capital markets revenues. The provision for loan losses decreased by $2.2 million to $22.1 in 2003 compared to the corresponding period in the preceding year. The decline was due, in part, to a large charge-off of a commercial loan of $14 million in the first quarter of 2002.

The effect of this charge-off was offset by an increase in the provision required as a result of loan growth and the current economic environment. General and administrative expenses (including allocated corporate and direct support costs) increased from $30.7 million in the first quarter of 2002 to $35.0 million in the first quarter of 2003. The increase was due in part to increased costs to support the Corporate Bank’s loan growth, as well as growth of the cash management and capital markets businesses.

The net loss before income taxes for Treasury & Other increased from $36.1 million in the first quarter of 2002 to $51.2 million in the first quarter of 2003. Net interest income increased from net expense of $2.2 million to net income of $4.9 million. The Treasury & Other segment includes net gains on security and derivative transactions of $17.5 million in the first quarter of 2003, as compared to $20.6 million recorded in 2002. The 2003 results also include a pre-tax loss of $29 million on the extinguishment of debt while the 2002 results include special charges of $15.9 million for merger and integration charges associated with the Main Street acquisition.

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 1 to the December 31, 2002 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for credit losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2002 Management’s Discussion and Analysis filed on Form 10-K.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL CONDITION

Loan Portfolio

     At March 31, 2003, commercial loans totaled $10.4 billion representing 44% of Sovereign’s loan portfolio, compared to $10.3 billion or 44% of the loan portfolio at December 31, 2002 and $9.4 billion or 43% of the loan portfolio at March 31, 2002. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $8.8 billion at March 31, 2003, representing 37% of Sovereign’s loan portfolio, compared to $8.5 billion or 37% of the loan portfolio at December 31, 2002 and $7.6 billion or 35% of the loan portfolio at March 31, 2002. The increase in the commercial and consumer portfolios is due to our increased emphasis on these loan types.

     Residential mortgage loans increased $368.8 million to $4.7 billion at March 31, 2003 and represent 19% of Sovereign’s loan portfolio as compared to $4.3 billion and 19% at December 31, 2002 and $4.8 billion or 22% of the loan portfolio at March 31, 2002. The increase is due principally to bulk loan purchases in the last three quarters of 2002 and the first quarter of 2003 and was offset in part by increased prepayment levels due to declining mortgage interest rates. This is consistent with the Company’s strategy to manage the size of this portfolio relative to the consumer and commercial portfolios.

Non-Performing Assets

     At March 31, 2003 Sovereign’s non-performing assets decreased by $7.1 million to $249.9 million compared to $257.1 million at December 31, 2002. This decrease is due to decreases in non-performing commercial loans, offset by a slight increase in residential non-performing loans during the period. Non-performing assets as a percentage of total assets was .61% at March 31, 2003 and .65% at December 31, 2002. Sovereign generally places all commercial loans and residential loans with loan to values greater than 50% on non-performing status at 90 days or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are residential real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated:

	March 31,	December 31,
	2003	2002

Non-accrual loans:
Commercial	$111,593	$122,504
Commercial real estate	36,419	38,302
Consumer	30,524	32,844
Residential	41,465	36,849

Total non-accrual loans	220,001	230,499
Restructured loans	1,557	893

Total non-performing loans	221,558	231,392
Other real estate owned	23,668	19,007
Other repossessed assets	4,709	6,663

Total non-performing assets	$249,935	$257,062

Past due 90 days or more as to interest or principal and accruing interest	$34,457	$40,500
Non-performing assets as a percentage
of total assets	.61%	.65%
Non-performing loans as a percentage of total loans	.92%	1.00%
Non-performing assets as a percentage of total loans and real estate owned	1.04%	1.11%
Allowance for loan losses as a percentage of total non-performing assets	123.8%	116.2%
Allowance for loan losses as a percentage of total non-performing loans	139.6%	129.1%

     Loans ninety (90) days or more past due and still accruing interest fell by $6 million from December 31, 2002 to March 31, 2003. All of this decline was contained within the residential loan portfolio.

     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $71.2 million and $70.3 million at March 31, 2003 and December 31, 2002, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2003		December 31, 2002

		% of Loans		% of Loans
		to		to
	Amount	Total Loans	Amount	Total Loans

Allocated allowance:
Commercial loans	$191,930	44%	$193,528	44%
Consumer loans	82,407	37	72,366	37
Residential real estate mortgage loans	15,787	19	16,539	19
Unallocated allowance	19,274	n/a	16,317	n/a

Total allowance for loan losses	$309,398	100%	$298,750	100%

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

     Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. Because historical losses are not necessarily indicative of future charge-off levels, Sovereign gives consideration to other risk indicators when determining the appropriate allowance level.

     The allowance for loan losses consists of two elements: (i) an allocated allowance, which for non-homogeneous loans is comprised of allowances established on specific classified loans, and class allowances for both homogeneous and non-homogeneous loans based on risk ratings, historical loan loss experience and current trends, and (ii) unallocated allowances based on both general economic conditions and other risk factors in Sovereign’s individual markets and portfolios, and to account for a level of imprecision in management’s estimation process.

     The specific allowance element of the allocated allowance is based on a regular analysis of criticized loans where internal credit ratings are below a predetermined classification. This analysis is performed at the relationship manager level, and periodically reviewed by the loan workout department. The specific allowance established for these criticized loans is based on a careful

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

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

     Regardless of the extent of the Company analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions; customer fraud, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends; volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits; and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors. The Company maintains an unallocated allowance to recognize the existence of these exposures. These other risk factors and any related estimates are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results.

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has decreased from $193.5 million at December 31, 2002 to $191.9 million at March 31, 2003. This decrease is warranted by the decrease in non-performing and adversely classified loans in this sector.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $72.4 million at December 31, 2002, to $82.4 million at March 31, 2002 due to increases in loan balances and revised class allowance reserve ratios discussed earlier.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $16.5 million at December 31, 2002 to $15.8 million at March 31, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Unallocated Allowance. The unallocated allowance for loan losses increased to $19.3 million at March 31, 2003 from $16.3 million at December 31, 2002. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to significant changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

Investment Securities

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at March 31, 2003 was 2.3 years.

     Total investment securities available-for-sale were $11.2 billion at March 31, 2003 and $10.7 billion at December 31, 2002. Investment securities held-to-maturity were $569.3 million at March 31, 2003 compared to $632.5 million at December 31, 2002. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Total deposits at March 31, 2003 were $26.7 billion compared to $26.8 billion at December 31, 2002. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

Borrowings and Other Related Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2003 and December 31, 2002 were $10.1 billion and $8.8 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

     As discussed earlier, Sovereign completed a tender offer for its 8.265% notes and its 10.25% notes during March 2003. Additionally, in March 2003, Sovereign Bank completed the issuance of $500 million of subordinated notes with a coupon of 5.125% which are due in March 2013.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Securitization Transactions

     Securitization transactions contribute to Sovereign’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPEs”). The SPEs are either consolidated in or excluded from Sovereign’s consolidated financial statements depending on whether the transactions qualify as a sale of assets in accordance with SFAS No. 140, “Transfers of Financial Assets and Liabilities” (“SFAS No. 140”).

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.5 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign’s consolidated Balance Sheet at March 31, 2003. Sovereign’s retained interests and servicing assets in such QSPEs were $124 million at March 31, 2003 and this amount represents our maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs.

     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity and available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking revenues in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage backed securities is recorded in gains on investment securities and related derivative transactions on the consolidated statement of operations.

Bank Regulatory Capital

     The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The OTS Order, as amended, previously applicable to the approval of the New England Acquisition (the “OTS Order”) required Sovereign Bank to be “Well Capitalized” and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign’s lenders also require Sovereign Bank to be “Well Capitalized” at all times and in compliance with all regulatory requirements. To be “Well Capitalized,” a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 capital levels. The OTS order expired on January 1, 2003.

     At March 31, 2003 and December 31, 2002, Sovereign and Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under existing regulatory guidelines and the OTS Order in effect on these dates.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2003 and December 31, 2002 (in thousands):

		TIER 1	TIER 1	TOTAL
REGULATORY CAPITAL	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
	ASSETS	ASSETS	ASSETS	ASSETS

Sovereign Bank at March 31, 2003:
Regulatory capital	$2,597,729	$2,597,814	$2,516,386	$3,318,448
Minimum capital requirement (1)	787,849	1,575,700	1,183,644	2,367,288

Excess	$1,809,880	$1,022,114	$1,332,742	$951,160

Capital ratio	6.59%	6.59%	8.50%	11.21%
Sovereign Bank at December 31, 2002:
Regulatory capital	$2,880,088	$2,880,290	$2,799,425	$3,084,999
Minimum capital requirement (1)	763,068	2,670,750	1,154,431	3,030,382

Excess	$2,117,020	$209,540	$1,644,994	$54,617

Capital ratio	7.55%	7.55%	9.70%	10.69%

(1)	Minimum capital requirement as defined by OTS Regulations, or the OTS Order, whichever is higher. The OTS Order expired on January 1, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The proceeds from the subordinated debt issuance by Sovereign Bank provided additional dividend capacity by the Bank to Sovereign Bancorp, Inc. Sovereign Bank paid dividends of $420 million to Sovereign Bancorp in the first quarter of 2003. These dividends had the effect of reducing the tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. However, as a result of the subordinated debt issuance which qualifies as Tier 2 capital and the net income of Sovereign Bank, total risk-based capital increased during the first quarter of 2002.

Liquidity and Capital Resources

     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail deposit gathering, Federal Home Loan Bank (FHLB) borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, liquid investment portfolio securities and debt and equity issuances.

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2003, Sovereign had $4.9 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank declared and paid dividends to Sovereign Bancorp of $420 million. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.

     In first quarter, Sovereign Bank issued $500 million of subordinated notes which have a coupon of 5.125%. These notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These notes qualify as Tier 2 regulatory capital for Sovereign Bank as of March 31, 2003. Under the current OTS regulatory rules, 5 years prior to maturity, 20% of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.

     Cash and cash equivalents increased $200 million for 2003. Net cash provided by operating activities was $291 million for 2003. Net cash used by investing activities for 2003 was $1.2 billion and consisted primarily of the purchase of investments of $2.9 billion, and purchases of loans of $1.5 billion offset by sales, repayments and maturities of investments of $2.5 billion and proceeds from loan sales of $938 billion. Net cash provided by financing activities for 2003 was $1.1 billion which was primarily due to an increase in borrowings and other debt obligations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations and Commercial Commitments

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations	Payments Due by Period
(in thousands of dollars)
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs

FHLB advances	$5,525,545	$1,733,000	$13,450	$200,300	$3,578,795
Securities sold under repurchase agreements	2,545,390	2,390,390	155,000	—	—
Senior notes	603,228	35,793	37,568	529,867	—
Subordinated notes	500,000	—	—	—	500,000
Other debt	941,200	200	120,000	—	821,000
Trust Preferred securities	501,090	—	—	—	501,090
Certificates of deposit	6,730,872	5,064,271	1,404,145	175,369	87,087
Operating leases	739,201	111,655	263,449	101,222	262,875

Total contractual cash obligations	$18,086,526	$9,335,309	$1,993,612	$1,006,758	$5,750,847

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2003 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than $25 million of Sovereign’s debt is in default, the full amount of the senior secured credit facility and the senior notes then outstanding will become due in full.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

Commitments to extend credit	$8,279,785	$4,975,886	$1,156,119	$439,819	$1,707,961	(1)
Standby letters of credit	1,134,229	343,565	259,312	500,566	30,786
Loans sold with recourse	13,779	—	—	—	13,779
Forward buy commitments	766,974	766,974	—	—	—

Total commercial commitments	$10,194,767	$6,086,425	$1,415,431	$940,385	$1,752,526

(1)	Of this amount, $1.6 billion represents unused home equity lines of credit.

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.7 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2003 was $766 million, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $721 million. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial statements at March 31, 2003. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Asset and Liability Management

     Interest rate risk arises primarily through Sovereign’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, Sovereign seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, Sovereign works closely with each business line in the company and guides new business. Sovereign also uses

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At March 31, 2003 and December 31, 2002, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At March 31, 2003, if interest rates dropped in parallel 100 basis points Sovereign estimates that net interest income would fall 3.3%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 7.7%

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of March 31, 2003, the one year cumulative gap was 8%, compared to 6% at December 31, 2002 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of March 31, 2003, the NPV as a percentage of the present value of assets was 9.56% as compared to 9.59% at December 31, 2002. Management reviews the sensitivity of NPV to changes in interest rates. As of March 31, 2003, a 200 basis point rise in interest rates would increase the NPV ratio by 1.33% as compared to 1.28% at December 31, 2002 and a 100 basis point decline in interest rates would decrease the NPV ratio by .90% as compared to 1.22% at December 31, 2002.

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

     Pursuant to its interest rate risk management strategy, Sovereign enters into hedging transactions that involve interest rate exchange agreements (swaps, caps, and floors) for interest rate risk management purposes. Sovereign’s objective in managing its interest rate risk is to provide sustainable levels of

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

net interest income while limiting the impact that changes in interest rates have on net interest income.

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At March 31, 2003, Sovereign’s principal hedging transactions were to convert liabilities from floating rate to fixed rate for interest rate risk management purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Incorporated by reference from Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management” hereof.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Items 1 through 5 not applicable or the responses are negative.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

	(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

	(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file # 0011651), for the quarter ended September 30, 2002.

	(99.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 21, 2003, the Company filed a current report on Form 8-K dated January 21, 2003, reporting information under Items 7 and 9.

On February 26, 2003, the Company filed a current report on Form 8-K dated February 26, 2003, reporting information under Items 7 and 9.

On March 6, 2003, the Company filed a current report on Form 8-K dated March 5, 2003, reporting information under Items 7 and 9.

On March 7, 2003, the Company filed a current report on Form 8-K dated March 6, 2003, reporting information under Items 7 and 9.

On April 17, 2003, the Company files a current report on Form 8-K dated April 15, 2003, reporting information under Items 7 & 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date May 14, 2003	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date May 14, 2003	/s/ James D. Hogan

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

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Jay S. Sidhu

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

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.(Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file #0011651), for the quarter ended September 30, 2002.

(99.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.