Form 10-Q
period 2003-06-30
SOVEREIGN BANCORP INC
filed 2003-08-13
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ___________.

Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (215) 557-4630

2000 Market Street, Philadelphia, Pennsylvania                                        19103
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X]. No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2003

Common Stock (no par value)	292,101,095 shares

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

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

FORWARD LOOKING STATEMENTS
(continued)

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality; and

•	Sovereign’s success in managing the risks involved in the foregoing.

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2003 and December 31, 2002	5
Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2003 and 2002	6
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 30, 2003	8
Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002	9
Notes to Consolidated Financial Statements	10 - 21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 - 42
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	42
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 6. Exhibits and Reports on Form 8-K	43
SIGNATURES	45
EXHIBITS INDEX	46

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2003	2002

	(in thousands, except per
	share data)
ASSETS
Cash and amounts due from depository institutions	$1,497,981	$972,614
Investment securities:
Available-for-sale	10,832,862	10,733,564
Held-to-maturity	492,343	632,513
Loans (including loans held for sale of $403,845 and $382,055 at June 30, 2003 and December 31, 2002, respectively)	24,329,431	23,193,434
Allowance for loan losses	(319,537)	(298,750)

Net loans	24,009,894	22,894,684

Premises and equipment	273,403	281,427
Accrued interest receivable	169,288	175,291
Goodwill	1,025,292	1,025,292
Core deposit intangibles, net	305,540	343,305
Bank owned life insurance	785,978	765,534
Other assets	1,950,556	1,766,078

TOTAL ASSETS	$41,343,137	$39,590,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$27,616,655	$26,851,089
Borrowings and other debt obligations	9,507,297	8,829,289
Advance payments by borrowers for taxes and insurance	18,970	17,158
Other liabilities	660,234	531,491

TOTAL LIABILITIES	37,803,156	36,229,027

Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign (“Trust Preferred Securities”)	207,608	396,331
Minority interests	201,379	200,626

STOCKHOLDERS’ EQUITY
Common stock; no par value; 400,000,000 shares authorized; 297,415,617 shares issued at June 30, 2003 and 265,548,293 shares issued at December 31, 2002	1,869,535	1,580,282
Warrants and stock options	12,483	101,892
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,878,855 shares at June 30, 2003 and 3,342,521 shares at December 31, 2002	(28,465)	(21,313)
Treasury stock at cost; 1,557,183 shares at June 30, 2003 and 582,262 shares at December 31, 2002	(24,171)	(6,060)
Accumulated other comprehensive income	53,368	28,009
Retained earnings	1,248,244	1,081,508

TOTAL STOCKHOLDERS’ EQUITY	3,130,994	2,764,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,343,137	$39,590,302

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(in thousands, except
		per share data)
INTEREST INCOME:
Interest-earning deposits	$542	$978	$1,217	$2,918
Investment securities:
Available-for-sale	149,468	158,638	307,699	299,336
Held-to-maturity	7,580	12,351	16,023	25,884
Interest on loans	332,123	353,809	665,738	692,465

TOTAL INTEREST INCOME	489,713	525,776	990,677	1,020,603

INTEREST EXPENSE:
Deposits and customer accounts	84,903	116,295	178,554	227,305
Borrowings and other debt obligations	97,993	112,476	202,266	224,364

TOTAL INTEREST EXPENSE	182,896	228,771	380,820	451,669

NET INTEREST INCOME	306,817	297,005	609,857	568,934
Provision for loan losses	42,000	28,000	85,357	72,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	264,817	269,005	524,500	496,434

NON-INTEREST INCOME:
Consumer banking fees	53,285	44,243	101,510	82,806
Commercial banking fees	26,787	23,554	52,010	46,305
Mortgage banking revenues	8,827	6,609	16,835	16,075
Capital markets revenue	9,062	1,808	16,811	5,145
Bank owned life insurance	10,116	10,644	20,448	20,933
Miscellaneous income	4,208	5,588	7,730	8,152

TOTAL FEES AND OTHER INCOME	112,285	92,446	215,344	179,416
Gain on investment securities and related derivatives transactions, net	19,446	3,841	36,977	24,407

TOTAL NON-INTEREST INCOME	131,731	96,287	252,321	203,823

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	99,466	92,258	192,648	178,269
Occupancy and equipment expenses	51,144	49,984	104,486	100,271
Technology expense	17,296	17,715	35,235	34,355
Outside services	13,623	12,631	27,096	24,083
Marketing expense	10,895	8,088	21,221	14,916
Other administrative expenses	25,271	25,017	48,097	47,838

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	217,695	205,693	428,783	399,732

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of intangibles	$18,671	$20,457	$37,766	$40,691
Trust Preferred Securities and other minority interest expense	15,898	15,906	31,941	31,464
Merger-related and integration charges	—	—	—	15,871
Loss on debt extinguishment	—	—	28,981	—

TOTAL OTHER EXPENSES	34,569	36,363	98,688	88,026

INCOME BEFORE INCOME TAXES	144,284	123,236	249,350	212,499
Income tax provision	40,110	32,892	69,320	56,737

NET INCOME	$104,174	$90,344	$180,030	$155,762

EARNING PER SHARE:
Basic	$.40	$.35	$.69	$.61

Diluted	$.37	$.32	$.64	$.57

DIVIDENDS DECLARED PER COMMON SHARE	$.025	$.025	$.050	$.050

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common		Warrants
	Shares Out-	Common	& Stock	Treasury
	standing	Stock	Options	Stock

Balance, December 31, 2002	261,624	$1,580,282	$101,892	$(6,060)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/loss, net of tax:
Investments securities available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Purchase payout Network Capital	143	224	—	1,776
Exercise of warrants, net	30,627	279,091	(91,500)	—
Stock issued in connection with employee benefit and incentive compensation plans	1,403	9,938	(236)	2,637
Stock option expense	—	—	2,327	—
Dividends paid on common stock	—	—	—	—
Purchases of shares for Employee Stock Ownership Plan	(536)	—	—	—
Stock repurchased	(1,281)	—	—	(22,524)

Balance, June 30, 2003	291,980	$1,869,535	$12,483	$(24,171)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Unallocated
	Common	Accumulated		Total
	Stock	Other		Stock-
	Held by	Comprehensive	Retained	holders’
	ESOP	Income/(Loss	Earnings	Equity

Balance, December 31, 2002	$(21,313)	$28,009	$1,081,508	$2,764,318

Comprehensive income:
Net income	—	—	180,030	180,030
Change in unrealized gain/loss, net of tax:
Investments securities available for sale	—	29,486	—	29,486
Cash flow hedge derivative financial instruments	—	(4,127)	—	(4,127)

Total comprehensive income				205,389
Purchase payout Network Capital	—	—	—	2,000
Exercise of warrants, net	—	—	—	187,591
Stock issued in connection with employee benefit and incentive compensation plans	—	—	—	12,339
Stock option expense	—	—	—	2,327
Dividends paid on common stock	—	—	(13,294)	(13,294)
Purchases of shares for Employee Stock Ownership Plan	(7,152)	—	—	(7,152)
Stock repurchased	—	—	—	(22,524)

Balance, June 30, 2003	$(28,465)	$53,368	$1,248,244	$3,130,994

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-month Period
	Ended June 30,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$180,030	$155,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	85,357	72,500
Deferred taxes	(28,460)	(26,652)
Depreciation and amortization	78,426	67,347
Net amortization of premium/discount on investment securities and loan premiums	4,835	10,660
Gain on sale of investment securities and related derivatives	(36,977)	(24,407)
Net loss (gain) on real estate owned and fixed assets	379	(66)
Loss on debt extinguishment	28,981	—
Stock-based compensation	8,083	8,596
Net change in:
Loans held for sale	(21,790)	168,794
Accrued interest receivable	6,003	(7,014)
Other assets and bank owned life insurance	(51,789)	117,755
Other liabilities	130,743	16,358

Net cash provided by operating activities	383,821	559,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	2,710,334	3,423,601
Proceeds from repayments and maturities of investment securities:
Available-for-sale	2,536,417	1,150,066
Held-to-maturity	140,748	133,447
Purchases of investment securities:
Available-for-sale	(5,260,082)	(5,326,116)
Held-to-maturity	(40)	—
Proceeds from sales of loans	2,065,106	1,249,438
Purchase of loans	(2,027,431)	(938,872)
Net change in loans other than purchases and sales	(1,401,576)	(1,339,692)
Proceeds from sales of fixed assets and real estate owned	6,625	13,640
Purchases of premises and equipment	(15,320)	(16,531)
Cash received from acquired bank, net of cash paid	—	207,704

Net cash used in investing activities	(1,245,219)	(1,443,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits and other customer accounts	767,221	1,045,783
Net increase in borrowings	575,629	(19,516)
Proceeds from senior secured credit facility and senior and subordinated notes	963,210	20,000
Repayments of senior secured credit facility and senior and subordinated notes	(889,640)	(20,000)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	1,812	5,223
Purchase of Trust Preferred Securities	(188,427)	—
Cash dividends paid to stockholders	(13,294)	(12,809)
Proceeds from issuance of common stock	9,702	8,533
Purchase of shares for ESOP	(7,152)	—
Termination of ESOP	—	8,332
Net proceeds from exercise of warrants	187,591	—
Other net changes in treasury stock	(19,887)	2,432

Net cash provided by financing activities	1,386,765	1,037,978

Net change in cash and cash equivalents	525,367	154,296
Cash and cash equivalents at beginning of period	972,614	907,279

Cash and cash equivalents at end of period	$1,497,981	$1,061,575

Supplemental Disclosures:
Income taxes paid	$76,463	$86,735
Interest paid	$371,263	$438,327

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

     Sovereign adopted the expense recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation” for stock based employee compensation awards during 2002. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of stock options issued to employees subsequent to January 1, 2002 using a Black-Scholes option pricing model and expenses this value over the vesting periods as required in SFAS No. 123. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-option compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all the stock option awards:

	Three-month Period		Six-month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income as reported	$104,174	$90,344	$180,030	$155,762
Add: Stock-option (SFAS 123) compensation included in net income, net of tax	684	2,039	1,728	3,569
Deduct: Total stock-option compensation expense, net of tax	(826)	(2,735)	(2,063)	(8,666)

Pro-forma net income	104,032	89,648	179,695	150,665

Basic earnings per share	$.40	$.35	$.69	$.61
Diluted earnings per share	$.37	$.32	$.64	$.57
Pro-forma basic earnings per share	$.40	$.34	$.69	$.59
Pro-forma diluted earnings per share	$.37	$.32	$.64	$.55

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$104,174	$90,344	$180,030	$155,762

WEIGHTED AVGERAGE SHARES OUTSTANDING:
Weighted average basic shares	262,189	260,513	261,762	255,694
Dilutive effect of:
Warrants	17,819	17,859	17,397	17,071
Stock options	3,893	3,123	3,553	2,774

Weighted average diluted shares	283,901	281,495	282,712	275,539

EARNINGS PER SHARE:
Basic	$.40	$.35	$.69	$.61
Diluted	$.37	$.32	$.64	$.57

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency Securities	$26,769	$583	$17	$27,335
Corporate debt and asset-backed securities	877,868	40,120	3,004	914,984
Equities (1)	1,176,894	8,620	636	1,184,878
State and municipal Securities	18,076	1,397	5	19,468
Mortgage-backed securities:
U.S. government agencies	7,004,766	213,749	2,629	7,215,886
Non-agencies	1,445,928	28,991	4,608	1,470,311

Total investment securities available-for-sale	$10,550,301	$293,460	$10,899	$10,832,862

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency Securities	$31,274	$96	$—	$31,370
Corporate debt and asset-backed securities	958,094	20,553	10,625	968,022
Equities (1)	1,035,431	5,043	193	1,040,281
State and municipal Securities	23,497	57	—	23,554
Mortgage-backed securities:
U.S. government agencies	5,990,521	174,991	38	6,165,474
Non-agencies	2,456,522	48,349	8	2,504,863

Total investment securities available-for-sale	$10,495,339	$249,089	$10,864	$10,733,564

(1)	Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

Investment securities with an estimated fair value of $4.3 billion and $3.1 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at June 30, 2003 and December 31, 2002, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	June 30, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency Securities	$1,705	$60	$—	$1,765
State and municipal Securities	1,790	12	—	1,802
Mortgage-backed securities:
U.S. government agencies	486,317	15,371	36	501,652
Non-agencies	2,531	17	—	2,548

Total investment securities held-to-maturity	$492,343	$15,460	$36	$507,767

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency Securities	$1,705	$60	$—	$1,765
State and municipal Securities	2,069	33	3	2,099
Mortgage-backed securities:
U.S. government agencies	624,793	17,613	130	642,276
Non-agencies	3,946	19	55	3,910

Total investment securities held-to-maturity	$632,513	$17,725	$188	$650,050

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial real estate loans	$4,280,955	17.6%	$4,132,644	17.8%
Commercial and industrial loans	5,206,559	21.4	4,757,822	20.5
Other (1)	1,262,145	5.2	1,436,290	6.2

Total Commercial Loans	10,749,659	44.2	10,326,756	44.5

Home equity loans	5,739,806	23.6	5,165,834	22.3
Auto loans	3,161,097	13.0	3,038,976	13.1
Other	315,922	1.3	314,356	1.4

Total Consumer Loans	9,216,825	37.9	8,519,166	36.8

Residential Real Estate Loans	4,362,947	17.9	4,347,512	18.7

Total Loans (2)	$24,329,431	100.0%	$23,193,434	100.0%

Total Loans with:
Fixed rate	$14,102,757	58.0%	$13,599,898	58.6%
Variable rate	10,226,674	42.0	9,593,536	41.4

Total Loans (2)	$24,329,431	100.0%	$23,193,434	100.0%

(1)	Effective June 30, 2003, the Company began treating advance payments received on certain commercial products as savings deposits. Previously, these payments had been applied to reduce loan balances. December 31, 2002 amounts have been adjusted to conform with the June 30, 2003 presentation.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $124.3 million and $101.3 million at June 30, 2003 and December 31, 2002, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At June 30, 2003 and December 31, 2002, loans made by Sovereign Bank to these parties totaled $31.3 million and $31.2 million, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate

Demand deposit accounts	$4,276,812	15%	—%	$4,067,784	15%	—%
NOW accounts	6,197,211	22	0.51	5,889,582	22	1.45
Customer repurchase agreements	1,033,922	4	0.58	1,078,391	4	0.92
Savings accounts (1)	3,178,633	12	0.54	3,037,888	11	0.99
Money market accounts	6,378,512	23	0.95	5,757,423	22	1.32
Certificates of deposit	6,551,565	24	2.76	7,020,021	26	3.17

Total Deposits	$27,616,655	100%	1.07%	$26,851,089	100%	1.58%

(1)	Effective June 30, 2003, the Company began treating advance payments received on certain commercial products as savings deposits. Previously, these payments had been applied to reduce loan balances. December 31, 2002 amounts have been adjusted to conform with the June 30, 2003 presentation.

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowing and other debt obligations at the dates indicated:

	June 30, 2003		December 31, 2002

		Weighted		Weighted
		Average		Average
	Balance	Coupon Rate	Balance	Coupon Rate

Securities sold under repurchase agreements	$1,368,889	.92%	$1,538,300	0.82%
Fed funds purchased	400,000	1.31	—	—
FHLB advances	5,764,474	3.85	5,395,116	4.22
Senior secured credit facility	50,000	4.06	120,000	3.91
Asset-backed floating rate notes	821,000	1.44	821,000	1.80
Senior notes	607,632	9.78	904,573	9.75
Subordinated notes	495,302	5.13	49,995	8.05
Other	—	—	305	8.36

Total borrowing and other debt obligations	$9,507,297	3.56%	$8,829,289	3.99%

     During the first quarter of 2003, Sovereign completed a tender offer for its 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% notes”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes incurring a loss on this debt extinguishment of $29 million, $18.8 million, net of tax, or $0.07 per diluted share. Sovereign funded the purchase of the notes with cash on hand and from dividends to the Company from Sovereign Bank. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand.

     During the first quarter of 2003, Sovereign Bank issued $500 million of subordinated notes (the “subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. These notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These notes qualify as Tier 2 regulatory capital for

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.

(8) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-month Period		Six-Month Period
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$104,174	$90,344	$180,030	$155,762
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(8,840)	(58,602)	(4,127)	(44,871)
Change in unrealized gains on investment securities available-for-sale, net of tax	6,716	104,993	53,521	86,561
Less reclassification adjustment, net of tax:
Investments available-for-sale	12,640	2,494	24,035	15,854

Comprehensive income	$89,410	$134,241	$205,389	$181,598

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $186 million and net accumulated losses on derivatives of $133 million at June 30, 2003 and net unrealized gains on securities of $157 million and net accumulated losses on derivatives of $129 million at December 31, 2002.

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

     Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and senior notes. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three and six-months ended June 30, 2003 and June 30, 2002, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three and six-months ended June 30, 2003 and 2002, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

accumulated other comprehensive income were reclassified into earnings during the three and six months ended June 30, 2003 or 2002 as a result of discontinuance of cash flow hedges. As of June 30, 2003, Sovereign expects approximately $44.4 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

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

     Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $3.0 million and $5.4 million for the three-months and six-months ended June 30, 2003 compared with $0.7 million and $2.9 million for the three-months and six-months ended June 30, 2002.

(10) MERGER RELATED AND RESTRUCTURING ITEMS

The status of reserves related to restructuring activities is summarized as follows:

Reserve balance at December 31, 2002	$13,483
Payments	(2,980)
Changes in estimates	(2,785)

Reserve balance as of June 30, 2003	$7,718

     During the first quarter of 2003, Sovereign determined that certain reserves established in connection with the Main Street Bancorp acquisition were no longer required. Of the amount above, $2 million related to this change in estimate was applied against goodwill with the remaining balance recorded in other expense of the Consolidated Statement of Operations. The remaining reserve balance primarily relates to operating leases of closed branches and office consolidations incurred as part of the Main Street acquisition.

(11) GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record

2003	$73,835	$37,766	$36,069
2004	66,856	—	66,856
2005	57,945	—	57,945
2006	51,047	—	51,047
2007	44,104	—	44,104

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12) BUSINESS SEGMENT INFORMATION

The following tables present certain information regarding the Company’s segments:

	Consumer	Corporate	Treasury
For the three-month period ended June 30, 2003	Bank	Bank	and Other	Total

Net interest income (expense)	$236,423	$75,588	$(5,194)	$306,817
Provision for loan losses	10,095	21,777	10,128	42,000
Fees and other income (1)	75,075	23,979	13,231	112,285
General and administrative expenses	170,131	36,910	10,654	217,695
Depreciation/Amortization	16,017	497	22,996	39,510
Income (Loss) before income taxes	128,942	40,881	(25,539)	144,284
Intersegment revenues (expense) (2)	119,894	(59,616)	(60,278)	—
Total Average Assets	$14,484,492	$11,154,188	$15,680,485	$41,319,165

	Consumer	Corporate	Treasury
For the six-month period ended June 30, 2003	Bank	Bank	and Other	Total

Net interest income (expense)	$461,554	$148,606	$(303)	$609,857
Provision for loan losses	20,787	43,843	20,727	85,357
Fees and other income (1)	143,696	45,723	25,925	215,344
General and administrative expenses	334,601	71,900	22,282	428,783
Depreciation/Amortization	30,831	977	46,618	78,426
Income (loss) before income taxes	247,532	78,587	(76,769)	249,350
Intersegment revenues (expense) (2)	236,534	(122,229)	(114,305)	—
Total Average Assets	$14,195,438	$11,016,456	$15,685,948	$40,897,842

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12)  BUSINESS SEGMENT INFORMATION (continued)

	Consumer	Corporate	Treasury
For the three-month period ended June 30, 2002	Bank	Bank	and Other	Total

Net interest income	$233,081	$63,442	$482	$297,005
Provision for loan losses	10,317	17,058	625	28,000
Fees and other income (1)	61,902	15,831	14,713	92,446
General and administrative expenses	162,231	31,010	12,442	205,683
Depreciation/Amortization	10,763	385	22,942	34,090
Income (Loss) before income taxes	122,441	31,205	(30,409)	123,237
Intersegment revenues (expense) (2)	134,393	(78,161)	(56,232)	—
Total Average Assets	$13,118,032	$9,814,462	$14,538,274	$37,470,768

	Consumer	Corporate	Treasury
For the six-month period ended June 30, 2002	Bank	Bank	and Other	Total

Net interest income (expense)	$449,091	$121,566	$(1,723)	$568,934
Provision for loan losses	21,898	41,342	9,260	72,500
Fees and other income (1)	121,022	30,670	27,724	179,416
General and administrative expenses	318,377	61,718	19,627	399,722
Depreciation/Amortization	21,169	569	45,608	67,346
Income (loss) before income taxes	229,844	49,176	(66,521)	212,499
Intersegment revenues (expense) (2)	253,885	(153,691)	(100,194)	—
Total Average Assets	$12,855,721	$9,479,202	$14,031,454	$36,366,377

(1)	Corporate banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(13) RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (“FABS”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. The new accounting provisions of this interpretation became effective upon issuance for all new VIE’s created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company has not entered into any new transactions involving VIE’s on or after February 1, 2003. This pronouncement also must be applied effective July 1, 2003, to existing VIE’s acquired by Sovereign prior to February 1, 2003. The impact of this pronouncement is not expected to have a material effect on the Company’s financial position or results of operation.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     In April 2003, the FASB issued FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement will not have a material impact to the Company’s financial position or results of operations.

     In May 2003, the FASB issued FASB No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which had previously been classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments on July 1, 2003. Effective July 1, 2003, pursuant to the requirements of Statement No. 150, the Company will reclassify the obligations under its trust preferred securities from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations” as part of the liability section of its consolidated balance sheet. Restatement of prior periods is not permitted. The adoption of SFAS No. 150 will not have any impact on consolidated shareholders’ equity or net income; however, it will result in an increase in liabilities of $207.6 million and an increase of approximately $6 million in net interest expense, with a corresponding decrease in other expense, on a quarterly basis. This change in accounting will also impact certain ratios reported by the Company associated with its borrowings, debt and funding position having the effect of lowering our net interest margin by approximately 5 and a half basis points in the third quarter.

(14) ADOPTION OF SFAS NO. 123 IN 2002

     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards during the third quarter of 2002. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

     The recognition transition provisions of SFAS No. 123 provides that it will be applied to all awards granted to the beginning of the fiscal year in which the statement is first applied. Previously reported results for the quarter and the six-month period ended June 30, 2002 have been adjusted in accordance with the transition provisions of SFAS No. 123. As a result, Sovereign recorded additional compensation expense of $2.8 million ($2.1 million after tax) and $4.9 million ($3.6 million after tax) for the three-month period and six-month period ended June 30, 2002, respectively. The following table reflects the impact resulting from adoption of SFAS No. 123 on our financial results for the second quarter of 2002.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

	June 30, 2002	June 30, 2002
(dollars in millions, except per share amounts)	As Reported	As Adjusted

Other assets	$1,425.4	$1,426.7
Total assets	38,237.8	38,304.7
Retained earnings	912.1	908.5
Stockholders’ equity	2,540.6	2,541.9
Compensation and benefits for the three-months ended	89.5	92.3
Net income for the three-months ended	92.4	90.3
Diluted EPS for the three-months ended	$0.33	$0.32
Weighted average diluted shares for the three-months ended (in millions)	282.2	281.5
Compensation and benefits for the six-months ended	$173.4	$178.3
Net income for the six-months ended	159.3	155.8
Diluted EPS for the six-months ended	$0.58	$0.57
Weighted average diluted shares for the six-months ended (in millions)	276.3	275.5

(15) PENDING ACQUISITION OF FIRST ESSEX

     On June 13, 2003, Sovereign executed a definitive agreement to acquire First Essex Bancorp, Inc. (“First Essex”) for approximately $400 million in stock and cash. First Essex is a $1.8 billion bank holding company headquartered in Andover, Massachusetts, which operates 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in southern New Hampshire. The transaction is expected to close in the first quarter of 2004, subject to regulatory and First Essex shareholder approval.

(16) EXERCISE OF WARRANTS

     On November 15, 1999, Sovereign issued 5,750,000 units of PIERS, generating net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030. At the time of issuance, each PIERS unit consisted of (1) a preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a face amount of $50 and (2) a warrant to purchase 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. For additional discussion, see Note 14 to the consolidated financial statements included in Sovereign’s Form 10-K for the year-ended December 31, 2002.

     On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as Sovereign’s stock traded at certain specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the purchase of the Trust Preferred II securities by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the securities and provided the lowest bid. Consequently, Sovereign purchased the Trust Preferred II securities at $32.79 per unit.

     Prior to completing the purchase of the Trust Preferred II securities, Sovereign issued 30,626,632 shares of common stock to those holders of its warrants who gave notice to exercise. Fractional shares were paid in cash and all other warrants were redeemed at their warrant value of $17.21.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     Net income, including special charges discussed below, was $180.0 million, or $.64 per share, for the six-month period ended June 30, 2003, as compared to $155.8 million, or $.57 per share, for the same period in 2002.

     During the first quarter of 2003, Sovereign completed a tender offer for the 8.625% notes due March 2004 and the 10.25% notes due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes, incurring a loss on this debt extinguishment of $29 million ($18.8 million net of tax or $0.07 per diluted share).

     In the first quarter of 2002, Sovereign closed the acquisition of Main Street Bancorp (Main Street). In connection with this acquisition, Sovereign recorded charges against its earnings during the six-month period ended June 30, 2002 for (1) additional loan loss provision of $6 million pretax ($3.9 million net of tax) to conform Main Street’s allowance for loan losses to Sovereign’s reserve policies, and (2) merger related expenses of $15.9 million pretax ($10.3 million net of tax). The impact of these two charges reduced diluted earnings per share in the six-month period ended June 30, 2002 by $0.05.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED June 30, 2003 AND 2002
(in thousands)

	2003			2002

		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

EARNING ASSETS
INVESTMENTS	$12,206,064	$333,047	5.46%	$10,582,311	$335,770	6.36%
LOANS:
Commercial loans	10,414,580	272,653	5.21%	9,107,620	276,040	6.07%
Consumer loans	8,782,732	259,929	5.97%	7,375,186	252,852	6.91%
Residential loans	4,509,871	135,418	6.01%	4,803,865	166,040	6.91%

Total loans	23,707,183	668,000	5.64%	21,286,671	694,932	6.55%
Allowance for loan losses	(306,480)	—	—	(282,849)	—	—

NET LOANS	23,400,703	668,000	5.72%	21,003,822	694,932	6.64%

TOTAL EARNING ASSETS	35,606,767	1,001,047	5.63%	31,586,133	1,030,702	6.55%
Other assets	5,291,075	—	—	4,780,244	—	—

TOTAL ASSETS	$40,897,842	$1,001,047	4.90%	$36,366,377	$1,030,702	5.68%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$19,771,950	$84,987	.87%	$16,901,642	$91,817	1.10%
Time deposits	6,746,737	93,567	2.80%	7,451,860	135,488	3.66%

TOTAL DEPOSITS	26,518,687	178,554	1.36%	24,353,502	227,305	1.88%

BORROWED FUNDS:
FHLB advances	5,813,808	151,826	5.21%	6,070,281	153,663	5.05%
Fed funds and repurchase agreements	2,312,811	553	.03%	448,085	5,752	2.55%
Other borrowings	1,981,520	49,887	5.02%	1,981,427	64,950	6.56%

TOTAL BORROWED FUNDS	10,108,139	202,266	3.98%	8,499,793	224,365	5.27%

TOTAL FUNDING LIABILITIES	36,626,826	380,820	2.08%	32,853,295	451,670	2.76%
Other liabilities	1,410,422	—	—	1,132,397	—	—

TOTAL LIABILITIES	38,037,248	380,820	2.01%	33,985,692	451,670	2.67%
STOCKHOLDERS’ EQUITY	2,860,594	—	—	2,380,685	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,897,842	$380,820	1.87%	$36,366,377	$451,670	2.49%

NET INTEREST INCOME		$620,227			$579,032

NET INTEREST SPREAD (1)			3.03%			3.19%

NET INTEREST MARGIN (2)			3.49%			3.68%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three-month and six-month periods ended June 30, 2003 was $306.8 million and $609.9 million compared to $297.0 million and $568.9 million for the same periods in 2002. This increase was attributable to an increase in the average balance of our earning assets. Net interest margin was 3.47% and 3.49% for the three-month and six-month periods ended June 30, 2003 compared to 3.72% and 3.68% for the same periods in 2002. Net interest margin has contracted from the comparable 2002 levels due to continued declines in market interest rates and the related flattening of the yield curve, prepayment and sales of higher yielding fixed rate assets, and the continued repricing of short duration consumer and commercial loans. Partially offsetting this decline was downward repricing of deposits, favorable funding costs on short-term repurchase agreements and a full quarter benefit from the redemption of high coupon senior notes completed in March 2003. If market interest rates remain at current levels, Sovereign anticipates that third and fourth quarter net interest margin will decline by an additional 5 to 10 basis points per quarter, which includes the effect of adoption of SFAS No. 150 on July 1, 2003 (See footnote 13 to the financial statements).

     Interest on investment securities and interest earning deposits was $157.6 million and $324.9 million for the three-month and six-month periods ended June 30, 2003 compared to $172.0 million and $328.1 million for the same periods in 2002. The average balance of investment securities was $12.2 billion with an average tax equivalent yield of 5.46% for the six-month period ended June 30, 2003 compared to an average balance of $10.6 billion with an average yield of 6.36% for the same period in 2002. The decline in yield is due to prepayments of higher yielding assets which are being replaced by lower yielding assets due to the current interest rate environment as discussed above.

     Interest on loans was $332.1 million and $665.7 million for the three-month and six-month periods ended June 30, 2003 compared to $353.8 million and $692.5 million for the same periods in 2002. The average balance of loans was $23.7 billion with an average yield of 5.64% for the six-month period ended June 30, 2003 compared to an average balance of $21.3 billion with an average yield of 6.55% for the same period in 2002. Average balances of commercial and consumer loans in 2003 increased $1.3 billion and $1.4 billion, respectively, as compared to 2002 primarily due to loan originations, loan purchases and the full effect of the Main Street acquisition in 2003’s results. Average residential loans declined $294 million primarily due to scheduled payments and prepayments, and a residential loan sale, offset by residential loan purchases. These changes in loan balances are consistent with Sovereign’s strategy to emphasize commercial and consumer lending. The decrease in loan rates is due to declining market interest rates and the previously mentioned shift in the components of the loan portfolio, which now includes more shorter maturity assets.

     Interest on deposits and related customer accounts was $84.9 million and $178.6 million for the three-month and six-month periods ended June 30, 2003 compared to $116.3 million and $227.3 million for the same periods in 2002. The average balance of deposits was $26.5 billion with an average cost of 1.36% for the six-month period ended June 30, 2003 compared to an average balance of $24.4 billion with an average cost of 1.88% for the same period in 2002. The increase in the balance of deposits is due to the success of product initiatives to grow core deposits, including specific programs to grow municipal deposits which increased by $563.2 million and $756.5 million during the three-month and six-month periods ended June 30, 2003, respectively, to $1.2 billion and the full effect of the Main Street acquisition. The cost of municipal deposits (1.40% at June 30, 2003) is generally higher that the blended cost of our core deposit portfolio, however it is still a favorable source of funding. The decrease in average cost year to year is due primarily to declining market interest rates and repricing of deposits.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Interest on borrowed funds was $98.0 million and $202.3 million for the three-month and six-month periods ended June 30, 2003 compared to $112.5 and $224.4 for the same periods in 2002. The average balance of borrowings was $10.1 billion with an average cost of 3.98% for the six-month period ended June 30, 2003 compared to an average balance of $8.5 billion with an average cost of 5.27% for the same period in 2002. The decline in the cost is due to the previously mentioned tender offer which paid off higher cost debt, the decline in market interest rates, as well as favorable short-term funding alternatives that Sovereign has recently experienced.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2003 were $42.0 million and $85.4 million compared to $28.0 million and $72.5 million for the same period in 2002.

     The provision for the six months ended June 30, 2002 included a special charge of $6 million to conform the acquired Main Street Bancorp loan portfolio to Sovereign’s reserve policy. The provision for loan losses in the six months ended June 30, 2003 includes a higher level of provision due to loan growth and changes in the composition of the loan portfolio. Growth in the commercial portfolio requires higher reserves than growth in the residential portfolio due to higher inherent credit risk in the commercial portfolio. In addition, the Company increased certain percentages used as class reserves for its consumer portfolio based on recent increased loss experience.

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

     Sovereign’s net charge-offs for the six-month period ended June 30, 2003 were $64.6 million and consisted of charge-offs of $80.4 million and recoveries of $15.9 million. This compared to net charge-offs of $64.3 million consisting of charge-offs of $83.6 million and recoveries of $19.3 million for the six-month period ended June 30, 2002. Reported net charge-offs have remained relatively consistent during year-to-date 2003 compared to the first two quarters of 2002. However, the results in 2002 include a $2.3 million charge-off related to the accelerated disposition of a $20.5 million portfolio of non-performing residential mortgages.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Six-month Period Ended June 30,
	2003	2002

Allowance, beginning of period	$298,750	$264,667
Charge-offs:
Residential	1,969	4,433
Commercial	47,017	43,135
Consumer	31,444	36,023

Total Charge-offs	80,430	83,591

Recoveries:
Residential	250	304
Commercial	3,264	2,281
Consumer	12,346	16,703

Total Recoveries	15,860	19,288

Charge-offs, net of recoveries	64,570	64,303
Provision for possible loan losses	85,357	72,500
Main Street’s allowance
For loan losses	—	14,877

Allowance, end of period	$319,537	$287,741

Non-Interest Income

     Total non-interest income was $131.7 million and $252.3 for the three-month and six-month periods ended June 30, 2003 compared to $96.3 million and $203.8 million for the same periods in 2002. Excluding securities and related derivatives transactions, total fees and other income for the three-month and six-month periods ended June 30, 2003 were $112.3 million and $215.3 million as compared to $92.4 million and $179.4 million for the same periods in 2002.

     Consumer banking fees were $53.3 million and $101.5 million for the three-month and six-month periods ended June 30, 2003 as compared to $44.2 million and $82.8 million for the same period in 2002, an increase of 20% and 23%, respectively. Average core deposit balances have grown $2.9 billion or 17% since June 30, 2002 due primarily to specific product initiatives and promotions. The increases in consumer banking fees of $18.7 million for the six-month period ended June 30, 2003 are attributed to the increase in the number of core deposit accounts and balances. Consumer banking fees were at a record high during the second quarter of 2003. Sovereign anticipates that, as a result of the recent VISA/WalMart settlement affecting debit card revenues for most banking institutions, the interchange fee on this component of consumer banking revenues will decline. In addition, by August 1, 2003, interchange fees charged to retailers were reduced by approximately 30 percent. This reduction would be effective until January 1, 2004, at which time Visa U.S.A. would be free to set competitive rates. Effective January 1, 2004, the settlement would permit retailers who accept VISA U.S.A. cards to reject payments from consumers signing for purchases using their debit card. We are currently assessing the impact of the reduction in interchange fees on earnings and believe that, on a pre-tax basis, it will likely reduce earnings by $5 million during the remainder of 2003 compared to current levels. The impact to 2004 results related to this matter is unknown at this time since the pricing for 2004 has not yet been established. However, assuming that the pricing structure for 2004 is the same as the pricing structure subsequent to August 1, 2003 and if

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

service transaction volumes remain at current levels, Sovereign's debit card revenues in 2004 are expected to continue at reduced levels compared to the levels experienced in the first half of 2003.

     Commercial banking fees were $26.8 million and $52.0 million for the three-month and six-month periods ended June 30, 2003 as compared to $23.6 million and $46.3 million for the same periods in 2002. These increases of $3.2 million, or 14%, and $5.7 million, or 12%, respectively, were primarily due to higher loan volumes, increased levels of prepayment fees, and increased cash management fee income.

     Mortgage banking revenue was composed of the following components (in thousands):

	Three months ended June		Six months ended June 30,

	30, 2003 and 2002		2003 and 2002

Mortgage Servicing	$(14,281)	$(603)	$(24,523)	$187
Mortgage Production	23,108	7,212	41,358	15,888

Total	$8,827	$6,609	$16,835	$16,075

     Mortgage servicing results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the valuation allowance associated with mortgage servicing rights. Mortgage production results include gains or losses on the sales of mortgage loans or mortgage-backed securities that were related to loans originated or purchased by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include interest rate lock commitments and forward sale commitments.

     The decline in mortgage servicing revenues is attributable principally to mortgage servicing right impairment charges of $10.5 million and $7.4 million in the three-months ended June 30, 2003 and March 31, 2003, respectively. During the second quarter of 2003, it was determined that $4.9 million of the carrying amount of mortgage servicing rights became permanently impaired and were written off against the mortgage servicing right valuation allowance. The six months ended June 30, 2002 included an impairment charge of only $1.8 million. The decline in the fair value of our mortgage servicing rights results from expectations of increased prepayments of the underlying mortgage loans Sovereign services as borrowers refinance in the existing low interest rate environment. At June 30, 2003, Sovereign serviced approximately $6.1 billion of mortgage loans for others and our net mortgage servicing asset was $48.3 million compared to $4.9 billion of loans serviced for others and a net mortgage servicing asset of $56.8 million at June 30, 2002.

     The overall increase in mortgage production revenues in 2003 was due to higher origination levels and refinancing activity. Included in mortgage production revenues in the six-month period of 2003 were gains of $3.7 million for the sale of mortgage-backed securities that were securitized in the fourth quarter of 2002. Additionally as required by SFAS No. 133, the three-month and six-month periods ended June 30, 2003 included interest rate lock commitments and related derivatives of $6.7 million and $7.9 million compared with net losses of $0.7 million and $2.0 million for the prior year periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Capital markets revenues totaled $9.1 million and $16.8 million for the three-month and six-month periods ended June 30, 2003 compared with $1.8 million and $5.1 million for the same periods in 2002. The increase from the prior year is due to an expanded customer base and increased service and product offerings, principally derivatives and institutional fixed income distribution capabilities.

     The net gains on investment securities and related derivatives transactions were $19.4 million and $37.0 million for the three-month and six-month periods ended June 30, 2003 compared to $3.8 million and $24.4 million for the same periods in 2002. Included in these amounts for the six-month period ended June 30, 2003 are other than temporary impairment charges related to our retained interests in securitizations of $2.3 million and an equity investment security of $1.1 million.

General and Administrative Expenses

     General and administrative expenses for the three-month and six-month periods ended June 30, 2003 were $217.7 million and $428.8 million, respectively, compared to $205.7 million and $399.7 million for the same periods in 2002. General and administrative expenses increased in 2003 due to increased compensation and benefit costs associated with the hiring of additional team members, increased marketing costs and the effect of the Main Street acquisition. The Company expects to experience higher costs associated with converting its item processing, ATM and data processing platforms principally in 2003 and 2004, with the majority of the related benefits occurring in the years following the conversions. The expected range of costs for these projects in 2003 and 2004 are not expected to be material to the Company’s financial position.

Other Expenses

     Other expenses were $34.6 million and $98.7 million for the three-month and six-month periods ended June 30, 2003 compared to $36.4 million and $88.0 million for the same periods in 2002. Expense associated with amortization of core deposit intangibles decreased by $1.8 million and $2.9 million during the three-month and six-month periods ending June 30, 2003, respectively, compared to the corresponding periods in the prior year. The six-month period ended June 30, 2003, includes a loss of $29 million ($18.8 million or $.07 per share, net of tax) on the extinguishment of debt (See note 7 to the financial statements). Merger-related and integration charges of $15.9 million ($10.3 million or $.04 per share, net of tax) related to the Main Street acquisition were recorded in the six-month period ended June 30, 2002.

     Effective July 1, 2003, trust preferred securities expense will be classified in interest expense in accordance with SFAS No. 150 (see Note 13 to the financial statements). Additionally, pre-tax expense related to trust preferred securities will decline in the third quarter by approximately $5 million due to completion of the purchase of the Trust Preferred Income Equity Redeemable Securities (“PIERS”) units that was completed on June 27, 2003. However, this transaction will have no significant effect on diluted earnings per share. (See Note 16 to the financial statements)

Income Tax Provision

     The income tax provision was $40.1 million and $69.3 million for the three-month and six-month periods ended June 30, 2003 compared to $32.9 million and $56.7 million for the same periods in 2002. The effective tax rate for the three-month and six-month periods ended June 30, 2003 was 27.8% compared to 26.7% for the same periods in 2002. The effective tax rate differs from the statutory rate of 35% due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for 2003 is higher than the prior year rate due to a reduction in the proportion of permanent

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

favorable tax differences to pre-tax book income in 2003 compared to 2002.

Line of Business Results

     The Company’s reportable segments include the Consumer Bank, the Corporate Bank and Treasury & Other. For additional discussion of these business lines, see Note 12 of the accompanying Notes to the Consolidated Financial Statements. The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credit. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and debt, expense on Sovereign’s trust preferred securities and other minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time as management accounting and business unit profitability reporting systems are enhanced or product lines change. Certain organizations and allocation methodology changes have been made which enhanced the Company’s management reporting systems and the information provided to the chief executive officer. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

     Consumer Bank net interest income increased $3.3 million and $12.5 million to $236.4 million and $461.5 million for the three-month and six-month periods ended June 30, 2003 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $13.3 billion with a yield of 5.98% versus $12.2 billion at a yield of 6.91% during the six-months ended June 30, 2003 and June 30, 2002, respectively. The average balance of deposits was $26.5 billion at a cost of 1.36% in the six-months ended June 30, 2003 compared to $24.4 billion at an average cost of 1.88% in the same period a year ago. The increases in non-interest income of $13.2 million and $22.6 million to $75.1 million and $143.6 million for the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

three-months and six-months ended June 30, 2003 was generated by deposit fees, which grew in tandem with the level of deposits. The provision for loan losses declined modestly in 2003 compared to the same periods a year ago to $10.1 million and $20.8 million for the three-month and six-months ended June 30, 2003. General and administrative expenses (including allocated corporate and direct support costs) increased from $162.2 million and $318.4 million to $170.1 million and $334.6 million for the three-month and six-months ended June 30, 2003. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.

     Corporate Bank net interest income increased $12.1 million and $27.5 million to $75.6 million and $149.0 million for the three-months and six-months ended June 30, 2003 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, combined with a reduction in costs to fund that loan growth. The average balance of Corporate Bank loans was $10.4 billion with a yield of 5.21% in the six-months ended June 30, 2003 versus $9.1 billion at a yield of 6.07% during the six-months ended June 30, 2002. Non-interest income has increased by $8.1 million and $15.1 million to $24.0 million and $45.7 million related to an increase in loan fees and capital markets revenues. The provision for loan losses increased by $4.7 million and $2.5 million for the three-month and six-month period ended June 30, 2003, to $21.8 million and $43.8 million compared to the corresponding periods in the preceding year. The increase was due to changes in loan composition and loan growth. General and administrative expenses (including allocated corporate and direct support costs) increased from $31.0 million and $61.3 million for the three-month and six-months ended June 30, 2002 to $36.9 million and $71.4 million in the three-month and six-months ended June 30, 2003. The increase was due in part to increased costs to support the Corporate Bank’s loan growth, as well as growth of the cash management and capital markets business.

     The net loss before income taxes for Treasury & Other decreased from $30.4 million in the second quarter of 2002 to $25.5 million in the second quarter of 2003. The net loss for the six-month periods, increased from $66.9 million in 2002 to $77.7 million in 2003. Net interest income decreased from $0.5 million to net expense of $5.2 million for the second quarter while it increased from a net expense of $1.7 million in 2002 to a net expense of $0.7 million for 2003 for the six-month period. The Treasury & Other segment includes net gains on security and derivative transactions of $21.8 million in the second quarter of 2003, as compared to $3.8 million recorded in 2002. The second quarter impairment charge related to our retained interest discussed previously was recorded in the Consumer Bank segment. The 2003 results also include a pre-tax loss of $29 million on the extinguishment of debt while 2002 results included special charges of $15.9 million for merger and integration charges associated with the Main Street acquisition.

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

FINANCIAL CONDITION

Loan Portfolio

     At June 30, 2003, commercial loans totaled $10.7 billion representing 44% of Sovereign’s loan portfolio, compared to $10.3 billion or 45% of the loan portfolio at December 31, 2002 and $9.7 billion or 44% of the loan portfolio at June 30, 2002. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $9.2 billion at June 30, 2003, representing 38% of Sovereign’s loan portfolio, compared to $8.5 billion, or 37%, of the loan portfolio at December 31, 2002 and $7.9 billion or 36% of the loan portfolio at June 30, 2002. The increase in the commercial and consumer portfolios is due to our continued emphasis and direction of resources to these customers and loan products.

     Residential mortgage loans were $4.4 billion at June 30, 2003 and represent 18% of Sovereign’s loan portfolio as compared to $4.3 billion and 19% at December 31, 2002 and $4.4 billion or 20% of the loan portfolio at June 30, 2002. The increase is due principally to bulk loan purchases in the last three quarters of 2002 and the first quarter of 2003 and was offset in part by increased prepayment levels due to declining mortgage interest rates. This is consistent with the Company’s strategy to manage the size of this portfolio relative to the consumer and commercial portfolios.

Non-Performing Assets

     At June 30, 2003 Sovereign’s non-performing assets decreased by $3.6 million to $253.4 million compared to $257.1 million at December 31, 2002. This decrease is due to decreases in non-performing commercial loans, offset by a slight increase in residential non-performing loans during the period. Non-performing assets as a percentage of total assets was .61% at June 30, 2003 and .65% at December 31, 2002. Sovereign generally places all commercial loans and residential loans with loan to values greater than 50% on non-performing status at 90 days or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated (Amounts in thousands):

	June 30,	December 31,
	2003	2002

Non-accrual loans:
Commercial	$121,334	$122,504
Commercial real estate	35,538	38,302
Consumer	30,099	32,844
Residential	40,783	36,849

Total non-accrual loans	227,754	230,499
Restructured loans	1,495	893

Total non-performing loans	229,249	231,392
Other real estate owned	19,404	19,007
Other repossessed assets	4,779	6,663

Total non-performing assets	$253,432	$257,062

Past due 90 days or more as to interest or principal and accruing interest	$34,207	$40,500
Non-performing assets as a percentage of total assets	.61%	.65%
Non-performing loans as a percentage of total loans	.94%	1.00%
Non-performing assets as a percentage of total loans and real estate owned	1.04%	1.11%
Allowance for loan losses as a percentage of total non-performing assets	126.1%	116.2%
Allowance for loan losses as a percentage of total non-performing loans	139.4%	129.1%

     Loans ninety (90) days or more past due and still accruing interest fell by $6.3 million from December 31, 2002 to June 30, 2003. All of this decline was contained within the residential loan portfolio.

     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $67.4 million and $70.3 million at June 30, 2003 and December 31, 2002, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (Amounts in thousands):

	June 30, 2003		December 31, 2002

		% of Loans		% of Loans
		to		to
	Amount	Total Loans	Amount	Total Loans

Allocated allowance:
Commercial loans	$200,318	44%	$193,528	44%
Consumer loans	86,231	38	72,366	37
Residential real estate mortgage loans	14,581	18	16,539	19
Unallocated allowance	18,407	n/a	16,317	n/a

Total allowance for loan losses	$319,537	100%	$298,750	100%

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $193.5 million at December 31, 2002 to $200.3 million at June 30, 2003. This increase is due principally to loan growth and changes in the composition of the commercial loan portfolio.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $72.4 million at December 31, 2002, to $86.2 million at June 30, 2003 due to increases in loan balances. During the first quarter of 2003, credit performance within certain segments within the consumer portfolio worsened. As a result, management increased certain consumer class allowance reserve factors.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $16.5 million at December 31, 2002 to $14.6 million at June 30, 2003, due to the lowering of class reserve factors due to lower losses experienced within that portfolio.

     Unallocated Allowance. The unallocated allowance for loan losses increased to $18.4 million at June 30, 2003 from $16.3 million at December 31, 2002. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

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

positions. The effective duration of the total investment portfolio at June 30, 2003 was 2.4 years.

     Total investment securities available-for-sale were $10.8 billion at June 30, 2003 and $10.7 billion at December 31, 2002. Investment securities held-to-maturity were $492.3 million at June 30, 2003 compared to $632.5 million at December 31, 2002. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2003 were $27.6 billion compared to $26.9 billion at December 31, 2002. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

Borrowings and Other Related Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2003 and December 31, 2002 were $9.5 billion and $8.8 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

     As discussed earlier, Sovereign completed a tender offer for its 8.625% notes and its 10.25% notes during March 2003. Additionally, in March 2003, Sovereign Bank completed the issuance of $500 million of subordinated notes with a coupon of 5.125% which are due in March 2013.

Trust Preferred Securities

On November 15, 1999, Sovereign issued 5,750,000 units of PIERS generating net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030. At the time of issuance, each PIERS unit consisted of (1) a preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a face amount of $50 and (2) a warrant to purchase, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. For additional discussion, see Note 14 to the consolidated financial statements included in Soveriegn’s Form 10-K for the year-ended December 31, 2002.

     On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as Sovereign’s stock traded at certain specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the purchase of the Trust Preferred II securities by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the securities and provided the lowest bid. Consequently, Sovereign purchased the Trust Preferred II securities at $32.79 per unit.

     Prior to completing the purchase of the Trust Preferred II securities, Sovereign issued 30,626,632 shares of common stock to those holders of its warrants who gave notice to

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

exercise. Fractional shares were paid in cash and all other warrants were redeemed at their warrant value of $17.21.

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.4 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign’s consolidated Balance Sheet at June 30, 2003. Sovereign’s retained interests and servicing assets in such QSPEs were $119 million at June 30, 2003 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs.

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

Bank Regulatory Capital

     The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have minimum tangible capital equal to 2% of total tangible assets.

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

     The OTS Order, as amended, applicable to the approval of Sovereign’s acquisition of branch assets and assumption of deposits and other liabilities from FleetBoston Financial Corporation, which was completed in 2000, (the “OTS Order”) required Sovereign Bank to be “Well Capitalized” and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign’s lenders also require Sovereign Bank to be “Well Capitalized” at all times and in compliance with all regulatory requirements. To be “Well Capitalized,” a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 capital levels. The OTS order expired on January 1, 2003. At June 30, 2003 and December 31, 2002, Sovereign and Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order in effect on these dates.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2003 and December 31, 2002 (in thousands):

		TIER 1	TIER 1	TOTAL
	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS

Sovereign Bank at June 30, 2003:
Regulatory capital	$2,642,293	$2,642,365	$2,576,681	$3,389,236
Minimum capital requirement (1)	798,267	1,596,538	1,227,129	2,454,259

Excess	$1,844,026	$1,045,827	$1,349,552	$934,977

Capital ratio	6.62%	6.62%	8.40%	11.05%
Sovereign Bank at December 31, 2002:
Regulatory capital	$2,880,088	$2,880,290	$2,799,425	$3,084,999
Minimum capital requirement (1)	763,068	2,670,750	1,154,431	3,030,382

Excess	$2,117,020	$209,540	$1,644,994	$54,617

Capital ratio	7.55%	7.55%	9.70%	10.69%

(1)	Minimum capital requirement as defined by OTS Regulations, or the OTS Order, whichever is higher. The OTS Order expired January 1, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The proceeds from the subordinated debt issuance by Sovereign Bank in the first quarter of 2003, provided additional dividend capacity by the Bank to Sovereign Bancorp, Inc. Sovereign Bank paid dividends of $420 million to Sovereign Bancorp in the first quarter of 2003. These dividends had the effect of reducing the tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 2 risk-based capital ratios. However, as a result of the subordinated debt issuance which qualifies as Tier 2 capital and the net income of Sovereign Bank, total risk-based capital increased from December 31, 2002.

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

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2003, Sovereign had $5.3 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank declared and paid dividends to Sovereign Bancorp of $520 million. Sovereign also has approximately $900 of availability under a shelf registration statement on the file with the Securities and Exchange Commission permitting access to the public debt and equity markets.

     In the first quarter, Sovereign Bank issued $500 million of subordinated notes which have a coupon of 5.125%. These notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These notes qualify as Tier 2 regulatory capital for Sovereign Bank as of June 30, 2003. Under the current OTS regulatory rules, 5 years prior to maturity, 20% of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.

     Cash and cash equivalents increased $525.4 million for 2003. Net cash provided by operating activities was $383.8 million for 2003. Net cash used by investing activities for 2003 was $1.2 billion and consisted primarily of the purchase of investments of $5.3 billion, purchases of loans of $2.0 billion, and the net change in loans other than purchases and sales of $1.4 billion, offset by sales, repayments and maturities of investments of $5.4 billion and proceeds from loan sales of $2.1 billion. Net cash provided by financing activities for 2003 was $1.4 billion, which was primarily due to an increase in borrowings and deposits.

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

		Payments Due by Period
Contractual Obligations
		Less than	Over 1 yr	Over 3 yrs	Over
(in thousands of dollars)	Total	1 year	to 3 yrs	to 5 yrs	5 yrs

FHLB advances	$5,764,474	$1,972,700	$12,750	$200,296	$3,578,728
Securities sold under repurchase agreements	1,368,889	963,889	405,000	—	—
Fed Funds	400,000	400,000	—	—	—
Senior notes	607,632	73,353	—	534,279	—
Subordinated notes	500,000	—	—	—	500,000
Other debt	871,000	—	50,000	—	821,000
Trust Preferred securities	213,590	—	—	—	213,590
Certificates of deposit	6,551,565	5,091,375	1,172,072	188,000	100,118
Operating leases	708,133	104,851	252,139	93,674	257,469

Total contractual cash obligations	$16,985,283	$8,606,168	$1,891,961	$1,016,249	$5,470,905

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2003 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than $25 million of Sovereign’s debt is in default, the full amount of the senior secured credit facility and the senior notes then outstanding will become due in full.

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

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

(in thousands of dollars)
Commitments to extend credit	$8,897,988	$5,567,295	$1,118,916	$389,680	$1,822,097
Standby letters of credit	1,192,051	363,490	275,947	520,828	31,786
Loans sold with recourse	12,602	—	—	—	12,602
Forward buy commitments	1,202,188	1,202,188	—	—	—

Total commercial commitments	$11,304,829	$7,132,973	$1,394,863	$910,508	$1,866,485

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.7 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2003 was $920.9 million, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $833.1 million. Substantially all the fees related to standby letters of credit are deferred and are immaterial to Sovereign’s financial statements at June 30, 2003. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Asset and Liability Management

     Interest rate risk arises primarily through Sovereign’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, The Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, the treasury group works closely with each business line in the Company and guides new business. The treasury group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At June 30, 2003 and December 31, 2002, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At June 30, 2003, if interest rates dropped in parallel 100 basis points Sovereign estimates that net interest income would fall 4.0%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 8.5%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of June 30, 2003, the one year cumulative gap was 7%, compared to 6% at December 31, 2002 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of June 30, 2003, the NPV as a percentage of the present value of assets was 9.32% as compared to 9.59% at December 31, 2002. Management reviews the sensitivity of NPV to changes in interest rates. As of June 30, 2003, a 200 basis point rise in interest rates would increase the NPV ratio by 1.58% as compared to 1.28% at December 31, 2002 and a 100 basis point decline in interest rates would decrease the NPV ratio by 1.29% as compared to 1.22% at December 31, 2002.

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

     Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. At June 30, 2003, Sovereign’s principal hedging transactions were to convert liabilities from

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

floating rate to fixed rate for interest rate risk management purposes. In July 2003, the Company entered into a hedging transaction that converted its subordinated notes, which were issued in the first quarter of 2003, from a fixed interest rate to a floating interest rate.

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

     An evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Items 1 through 3 not applicable or the responses are negative.

Item 4 - Submission of Matters to a Vote of Security Holders

     The 2003 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held April 24, 2003. The following is a brief description of each matter voted on at the meeting.

Proposal 1 – Election of Directors. The following directors were nominated for election to the Board of Directors as Class I Directors for a term of three (3) years: Brian Hard and Cameron C. Troilo, Sr.

Proposal 2 – Independent Auditors. Shareholders were presented with a proposal to ratify the appointment of Ernst & Young LLP, independent certified public accountants, to audit the consolidated financial statements of Sovereign Bancorp, Inc. and its subsidiaries for the year ending December 31, 2003.

		SHARES

					BROKER

PROPOSAL		FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES

1.	Election of Directors Brian Hard	190,785,199	N/A	40,822,426	N/A	—
	Cameron C. Troilo, Sr	191,665,129	N/A	39,942,496	N/A	—
2.	Independent Auditors	225,283,236	6,015,510	N/A	315,375	—

Item 5 – Not applicable

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file # 0011651), for the quarter September 30, 2002.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a current report on Form 8-K dated April 15, 2003, reporting information under Items 7 and 9, (furnished pursuant to Item 12).

On May 7, 2003, the Company filed a current report on Form 8-K dated May 7, 2003, reporting information under Items 7 and 9.

On May 23, 2003, the Company filed a current report on Form 8-K dated May 22, 2003, reporting information under Items 7 and 9.

On May 29, 2003, the Company filed a current report on Form 8-K dated May 28, 2003, reporting information under Items 7 and 9.

On June 18, 2003, the Company filed a current report on Form 8-K dated June 12, 2003, reporting information under Item 5 and 7.

On June 30, 2003, the Company filed a current report on Form 8-K dated June 27, 2003, reporting information under Item 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.

(Registrant)

Date August 13, 2003	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date August 13, 2003	/s/ James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file #0011651), for the quarter ended September 30, 2002.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.