Form 10-Q
period 2003-09-30
SOVEREIGN BANCORP INC
filed 2003-11-14
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X]. No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003

Common Stock (no par value)	292,525,332 shares

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	5
Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2003 and 2002	6
Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 30, 2003	8
Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002	9
Notes to Consolidated Financial Statements	10 – 22
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23 – 44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	45
SIGNATURES	47
EXHIBITS INDEX	48

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2003	2002

	(in thousands, except per share data)
ASSETS
Cash and amounts due from depository institutions	$971,697	$972,614
Investment securities:
Available-for-sale	11,109,603	10,733,564
Held-to-maturity	413,152	632,513
Loans (including loans held for sale of $388,684 and $382,055 at September 30, 2003 and December 31, 2002, respectively)	24,549,847	23,193,434
Allowance for loan losses	(322,684)	(298,750)

Net loans	24,227,163	22,894,684

Premises and equipment	273,931	281,427
Accrued interest receivable	175,644	175,291
Goodwill	1,027,292	1,025,292
Core deposit intangibles, net	287,293	343,305
Bank owned life insurance	792,607	765,534
Other assets	1,776,910	1,766,078

TOTAL ASSETS	$41,055,292	$39,590,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$27,515,180	$26,851,089
Borrowings and other debt obligations	9,570,356	8,829,289
Advance payments by borrowers for taxes and insurance	14,403	17,158
Other liabilities	584,629	531,491

TOTAL LIABILITIES	37,684,568	36,229,027
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign (“Trust Preferred Securities”)	—	396,331

Minority interests	201,757	200,626

STOCKHOLDERS’ EQUITY
Common stock; no par value; 400,000,000 shares authorized; 297,654,919 shares issued at September 30, 2003 and 265,548,293 shares issued at December 31, 2002	1,872,953	1,580,282
Warrants and employee stock options issued	13,230	101,892
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,878,855 shares at September 30, 2003 and 3,342,521 shares at December 31, 2002	(28,465)	(21,313)
Treasury stock at cost; 1,467,087 shares at September 30, 2003 and 582,262 shares at December 31, 2002	(22,501)	(6,060)
Accumulated other comprehensive income/(loss)	(16,345)	28,009
Retained earnings	1,350,095	1,081,508

TOTAL STOCKHOLDERS’ EQUITY	3,168,967	2,764,318

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,055,292	$39,590,302

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$539	$915	$1,756	$3,833
Investment securities:
Available-for-sale	132,211	161,094	439,910	460,430
Held-to-maturity	5,958	11,472	21,981	37,356
Interest on loans	325,062	350,862	990,800	1,043,327

TOTAL INTEREST INCOME	463,770	524,343	1,454,447	1,544,946

INTEREST EXPENSE:
Deposits and customer accounts	73,488	119,420	252,042	346,725
Borrowings and other debt obligations	102,990	107,373	305,256	331,737

TOTAL INTEREST EXPENSE	176,478	226,793	557,298	678,462

NET INTEREST INCOME	287,292	297,550	897,149	866,484
Provision for loan losses	36,600	38,000	121,957	110,500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	250,692	259,550	775,192	755,984

NON-INTEREST INCOME:
Consumer banking fees	53,531	47,743	155,041	130,549
Commercial banking fees	27,197	24,976	79,207	71,281
Mortgage banking revenues	17,458	4,245	34,293	20,320
Capital markets revenue	5,389	4,436	22,200	9,581
Bank owned life insurance	12,080	10,722	32,528	31,655
Miscellaneous income	3,478	5,367	11,208	13,519

TOTAL FEES AND OTHER INCOME	119,133	97,489	334,477	276,905
Gain on investment securities and related derivatives transactions, net	18,848	12,668	55,825	37,075

TOTAL NON-INTEREST INCOME	137,981	110,157	390,302	313,980

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	97,788	91,460	290,436	269,729
Occupancy and equipment expenses	52,838	54,716	157,324	154,987
Technology expense	18,652	17,494	53,887	51,849
Outside services	12,192	12,210	39,288	36,293
Marketing expense	9,218	8,495	30,439	23,411
Other administrative expenses	22,715	22,950	70,812	70,788

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	213,403	207,325	642,186	607,057

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$18,246	$20,003	$56,012	$60,695
Trust Preferred Securities and other minority interest expense	5,434	15,313	37,374	46,776
Merger-related and integration charges	—	—	—	15,871
Loss on debt extinguishment	857	—	29,838	—

TOTAL OTHER EXPENSES	24,537	35,316	123,224	123,342

INCOME BEFORE INCOME TAXES	150,733	127,066	400,084	339,565
Income tax provision	41,500	33,927	110,820	90,664

NET INCOME	$109,233	$93,139	$289,264	$248,901

EARNINGS PER SHARE:
Basic	$.37	$.36	$1.06	$.97

Diluted	$.37	$.33	$1.01	$.90

DIVIDENDS DECLARED PER COMMON SHARE	$.025	$.025	$.075	$.075

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity

Balance, December 31, 2002	261,624	$1,580,282	$101,892	$(21,313)	$(6,060)	$28,009	$1,081,508	$2,764,318

Comprehensive income:
Net income	—	—	—	—	—	—	289,264	289,264
Change in unrealized gain/loss, net of tax:
Investments securities available for sale	—	—	—	—	—	(63,940)	—	(63,940)
Cash flow hedge derivative financial instruments	—	—	—	—	—	19,586	—	19,586

Total comprehensive income								244,910
Purchase payout Network Capital	143	224	—	—	1,776	—	—	2,000
Exercise of warrants, net	30,627	279,091	(91,500)	—	—	—	—	187,591
Stock issued in connection with employee benefit and incentive compensation plans	1,733	13,356	(528)	—	4,307	—	—	17,135
Employee stock options issued	—	—	3,366	—	—	—	—	3,366
Dividends paid on common stock	—	—	—	—	—	—	(20,677)	(20,677)
Purchases of shares for Employee Stock Ownership Plan	(536)	—	—	(7,152)	—	—	—	(7,152)
Stock repurchased	(1,281)	—	—	—	(22,524)	—	—	(22,524)

Balance, September 30, 2003	292,310	$1,872,953	$13,230	$(28,465)	$(22,501)	$(16,345)	$1,350,095	$3,168,967

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-month Period
	Ended September 30,

	2003	2002

	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,264	$248,901
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	121,957	110,500
Depreciation and amortization	121,086	100,812
Net amortization of premium/discount on investment securities and loan premiums	19,105	15,356
Gain on sale of investment securities and related derivatives	(55,825)	(37,075)
Net loss (gain) on real estate owned and fixed assets	1,578	600
Loss on debt extinguishments	29,838	—
Stock-based compensation	12,384	13,791
Net change in:
Loans held for sale	(6,629)	4,201
Accrued interest receivable	(353)	5,195
Other assets and bank owned life insurance	(105,809)	(445,162)
Other liabilities	53,138	155,986

Net cash provided by operating activities	479,734	173,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	2,059,904	3,039,509
Proceeds from repayments and maturities of investment securities:
Available-for-sale	4,066,809	1,841,286
Held-to-maturity	220,011	182,755
Net change of FHLB stock	(43,678)	(68,914)
Purchases of available-for-sale investment securities	(6,503,210)	(5,671,720)
Purchases of held-to-maturity investment securities	(40)	(834)
Proceeds from sales of loans	3,284,699	1,986,329
Purchase of loans	(2,747,534)	(1,522,652)
Net change in loans other than purchases and sales	(1,930,767)	(1,885,390)
Proceeds from sales of fixed assets and real estate owned	13,866	19,873
Purchases of premises and equipment	(33,768)	(25,494)
Cash received from acquired bank, net of cash paid	—	207,704

Net cash used in investing activities	(1,613,708)	(1,897,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits and other customer accounts	665,746	1,980,278
Net increase in borrowings	130,835	138,126
Proceeds from senior secured credit facility and senior and subordinated notes	1,262,925	—
Repayments of senior secured credit facility and senior and subordinated notes	(889,640)	(50,000)
Net decrease in advance payments by borrowers for taxes and insurance	(2,755)	(6,205)
Purchase of Trust Preferred Securities	(188,427)	(11,460)
Net proceeds from the exercise of warrants	187,591	—
Cash dividends paid to stockholders	(20,677)	(19,432)
Proceeds from issuance of common stock	12,828	11,509
Purchase of shares for ESOP	(7,152)	—
Termination of ESOP	—	7,768
Other net changes in treasury stock	(18,217)	2,620

Net cash provided by financing activities	1,133,057	2,053,204

Net change in cash and cash equivalents	(917)	328,761
Cash and cash equivalents at beginning of period	972,614	907,279

Cash and cash equivalents at end of period	$971,697	$1,236,040

Supplemental Disclosures:
Income taxes paid	$93,673	$142,293
Interest paid	$548,929	$662,657

Non cash transaction:

On March 8, 2002, Sovereign Bancorp, Inc. issued 11,367,000 shares as partial consideration for the acquisition of Main Street Bancorp, Inc. Effective July 1, 2003, Sovereign reclassified its trust preferred securities to borrowings and other liabilities. See Note 13 for further discussion.

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I, ML Capital Trust I and Sovereign Merger Sub, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards during 2002. Sovereign continues to account for all options granted prior to January 1, 2002 in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of stock options issued to employees subsequent to January 1, 2002 using a Black-Scholes option pricing model and expenses this value over the vesting periods as required in SFAS No. 123. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-option compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all the stock option awards:

	Three-month Period		Nine-month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income as reported	$109,233	$93,139	$289,264	$248,901
Add: Stock-option expense included in net income, net of tax	675	2,020	2,403	5,583
Deduct: Total stock-option compensation expense, net of tax	(801)	(2,383)	(2,864)	(11,049)

Pro-forma net income	$109,107	$92,776	$288,803	$243,435

Basic earnings per share	$.37	$.36	$1.06	$.97
Diluted earnings per share	$.37	$.33	$1.01	$.90
Pro-forma basic earnings per share	$.37	$.36	$1.06	$.95
Pro-forma diluted earnings per share	$.37	$.33	$1.00	$.88

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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$109,233	$93,139	$289,264	$248,901

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	292,169	261,015	272,114	257,506
Dilutive effect of:
Warrants	—	17,356	11,557	17,165
Stock options	4,982	2,636	4,022	2,628

Weighted average diluted shares	297,151	281,007	287,693	277,299

EARNINGS PER SHARE:
Basic	$.37	$.36	$1.06	$.97
Diluted	$.37	$.33	$1.01	$.90

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(3)  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$26,185	$7	$31	$26,161
Corporate debt and asset-backed securities	835,812	35,460	—	871,272
Equities (1)	1,175,094	4,762	552	1,179,304
State and municipal securities	737,076	7,261	12,471	731,866
Mortgage-backed securities:
U.S. government agencies	6,771,775	114,647	13,044	6,873,378
Non-agencies	1,420,699	10,661	3,738	1,427,622

Total investment securities available-for-sale	$10,966,641	$172,798	$29,836	$11,109,603

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$31,274	$96	$—	$31,370
Corporate debt and asset-backed securities	958,094	20,553	10,625	968,022
Equities (1)	1,035,431	5,043	193	1,040,281
State and municipal securities	23,497	57	—	23,554
Mortgage-backed securities:
U.S. government agencies	5,990,521	174,991	38	6,165,474
Non-agencies	2,456,522	48,349	8	2,504,863

Total investment securities available-for-sale	$10,495,339	$249,089	$10,864	$10,733,564

(1)	Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

Investment securities with an estimated fair value of $4.5 billion and $3.1 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at September 30, 2003 and December 31, 2002, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(4)  INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	September 30, 2003

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$1,605	$60	$—	$1,665
State and municipal securities	644	2	—	646
Mortgage-backed securities:
U.S. government agencies	408,672	13,069	121	421,620
Non-agencies	2,231	6	36	2,201

Total investment securities held-to-maturity	$413,152	$13,137	$157	$426,132

	December 31, 2002

	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value

Investment Securities:
U.S. Treasury and government agency securities	$1,705	$60	$—	$1,765
State and municipal securities	2,069	33	3	2,099
Mortgage-backed securities:
U.S. government agencies	624,793	17,613	130	642,276
Non-agencies	3,946	19	55	3,910

Total investment securities held-to-maturity	$632,513	$17,725	$188	$650,050

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(5)  COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial real estate loans	$4,309,687	17.6%	$4,132,644	17.8%
Commercial and industrial loans	5,300,034	21.6	4,757,822	20.5
Other (1)	1,146,591	4.6	1,436,290	6.2

Total Commercial Loans	10,756,312	43.8	10,326,756	44.5

Home equity loans	6,102,455	24.9	5,165,834	22.3
Auto loans	3,261,150	13.3	3,038,976	13.1
Other	320,714	1.3	314,356	1.4

Total Consumer Loans	9,684,319	39.5	8,519,166	36.8

Residential Real Estate Loans	4,109,216	16.7	4,347,512	18.7

Total Loans (2)	$24,549,847	100.0%	$23,193,434	100.0%

Total Loans with:
Fixed rate	$14,107,107	57.5%	$13,599,898	58.6%
Variable rate	10,442,740	42.5	9,593,536	41.4

Total Loans (2)	$24,549,847	100.0%	$23,193,434	100.0%

(1)	Effective June 30, 2003, the Company began treating advance payments received on certain commercial products as savings deposits. Previously, these payments had been applied to reduce loan balances. The December 31, 2002 amounts have been adjusted to conform with the June 30, 2003 presentation.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $131.8 million and $101.3 million at September 30, 2003 and December 31, 2002, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At September 30, 2003 and December 31, 2002, loans made by Sovereign Bank to these parties totaled $31.3 million and $31.2 million, respectively. These loans were made on terms similar to non-related parties.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(6)  DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2003			December 31, 2002

			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate

Demand deposit accounts	$4,292,621	16%	—%	$4,067,784	15%	—%
NOW accounts	6,294,730	23	0.49	5,889,582	22	1.45
Customer repurchase agreements	902,522	3	0.65	1,078,391	4	0.92
Savings accounts (1)	3,166,319	11	0.50	3,037,888	11	0.99
Money market accounts	6,576,358	24	0.94	5,757,423	22	1.32
Certificates of deposit	6,282,630	23	2.57	7,020,021	26	3.17

Total Deposits	$27,515,180	100%	1.00%	$26,851,089	100%	1.58%

(1)	Effective June 30, 2003, the Company began treating advance payments received on certain commercial products as savings deposits. Previously, these payments had been applied to reduce loan balances. The December 31, 2002 amounts have been adjusted to conform with the June 30, 2003 presentation.

(7)  BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2003		December 31, 2002

		Weighted		Weighted
		Average		Average
	Balance	Coupon Rate	Balance	Coupon Rate

Securities sold under repurchase agreements	$805,000	1.29%	$1,538,300	0.82%
Fed funds purchased	2,700	1.06	—	—
FHLB advances	6,297,402	3.57	5,395,116	4.22
Senior secured credit facility	50,000	3.87	120,000	3.91
Asset-backed floating rate notes	821,000	1.50	821,000	1.80
Senior notes	601,399	9.89	904,573	9.75
Subordinated notes	785,022	4.92	49,995	8.05
Trust Preferred Securities	207,833	9.43	—	—
Other	—	—	305	8.36

Total borrowing and other debt obligations	$9,570,356	3.84%	$8,829,289	3.99%

     In September 2003, Sovereign amended its Senior secured credit facility and wrote off deferred issuance costs of $0.9 million associated with the previous credit facility agreement. This amendment provided for a change in the commitment termination date, applicable margin and commitment fee. The commitment is a 364-day revolving credit agreement with an option to extend for an additional 364-day period. The applicable margin was reduced from Libor plus 275 basis points to Libor plus 100 basis points and the commitment fee was reduced from 50 basis points on any unused portion to 20 basis points.

     During the first quarter of 2003, Sovereign completed a tender offer for its 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% notes”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes incurring a loss on this debt

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

extinguishment of $29 million, $18.8 million, net of tax, or $0.07 per diluted share. Sovereign funded the purchase of the notes with cash on hand and from dividends to the Company from Sovereign Bank. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand. Included in the balance of our senior notes above is a credit of $28 million for a fair value adjustment related to an interest rate swap.

     During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par in August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital. Included in the balance of our subordinated notes above is a debit of $10.1 million for a fair value adjustment related to an interest rate swap.

Effective July 1, 2003, the Company reclassified its obligations under its trust preferred securities from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations”. See Note 13 for additional discussion.

(8)  DERIVATIVES

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

     Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. Sovereign includes all components of each derivative’s fair value in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2003 and September 30, 2002, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges. During the quarter ended September 30, 2003, Sovereign entered into interest rate swaps with a notional amount of $500 million which have been designated to hedge changes in the fair value of the March subordinated notes.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives fair value in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2003 and 2002, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

in accumulated other comprehensive income were reclassified into earnings during the three and nine months ended September 30, 2003 or 2002 as a result of discontinuance of cash flow hedges. As of September 30, 2003, Sovereign expects approximately $43 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

     In October 2003, the Company terminated $0.7 billion of pay-fixed interest rate swaps that were hedging forecasted interest rate payments on $0.7 billion of borrowings. The after-tax loss on these terminated swaps of $65.3 million will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the cash flows occur unless it becomes probable that the forecasted interest payments will not be made.

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

     Net gains (losses) generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled $(14.1) million and $(6.2) million for the three-months and nine-months ended September 30, 2003 compared with $0.8 million and $(1.2) million for the three-months and nine-months ended September 30, 2002. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $2.3 million and $7.7 million for the three-months and nine-months ended September 30, 2003 compared with $2.6 million and $5.5 million for the three-months and nine-months ended September 30, 2002.

(9)  COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-month Period		Nine-Month Period
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$109,233	$93,139	$289,264	$248,901
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	23,712	(43,142)	19,586	(88,013)
Change in unrealized gains/losses on investment securities available-for-sale, net of tax	(81,175)	128,180	(27,654)	214,742
Less reclassification adjustment, net of tax:
Investments available-for-sale	12,251	8,120	36,286	23,975

Comprehensive income	$39,519	$170,057	$244,910	$351,655

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $93 million and net accumulated losses on derivatives of $109 million at September 30, 2003 and net unrealized gains on securities of $157 million and net accumulated losses on derivatives of $129 million at December 31, 2002.

(10)  MERGER RELATED AND RESTRUCTURING ITEMS

The status of reserves related to restructuring activities is summarized as follows:

Reserve balance at December 31, 2002	$13,483
Payments	(4,144)
Changes in estimates	(2,785)

Reserve balance as of September 30, 2003	$6,554

     During the first quarter of 2003, Sovereign determined that certain reserves established in connection with the Main Street Bancorp acquisition were no longer required. Of the amount above, $2 million related to this change in estimate was applied against goodwill with the remaining balance recorded in other expense in the Consolidated Statement of Operations. The remaining reserve balance primarily relates to operating leases of closed branches and office consolidations incurred as part of the Main Street acquisition.

(11)  GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record

2003	$73,835	$56,012	$17,823
2004	66,856	—	66,856
2005	57,945	—	57,945
2006	51,047	—	51,047
2007	44,104	—	44,104

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12)  BUSINESS SEGMENT INFORMATION

The following tables present certain information regarding the Company’s segments:

	Consumer	Corporate	Treasury
For the three-month period ended September 30, 2003	Bank	Bank	and Other	Total

Net interest income (expense)	$253,778	$75,762	$(42,248)	$287,292
Provision for loan losses	9,025	24,430	3,145	36,600
Fees and other income (1)	83,538	20,773	14,822	119,133
General and administrative expenses	171,417	35,778	6,208	213,403
Depreciation/Amortization	18,314	642	23,704	42,660
Income (Loss) before income taxes	151,758	36,326	(37,351)	150,733
Intersegment revenues (expense) (2)	126,525	(54,391)	(72,134)	—
Total Average Assets	$14,643,294	$11,438,648	$15,084,515	$41,166,457

	Consumer	Corporate	Treasury
For the nine-month period ended September 30, 2003	Bank	Bank	and Other	Total

Net interest income (expense)	$715,332	$224,368	$(42,551)	$897,149
Provision for loan losses	29,812	68,273	23,872	121,957
Fees and other income (1)	227,234	66,496	40,747	334,477
General and administrative expenses	506,018	107,678	28,490	642,186
Depreciation/Amortization	49,145	1,619	70,322	121,086
Income (loss) before income taxes	399,290	114,913	(114,119)	400,084
Intersegment revenues (expense) (2)	363,059	(176,620)	(186,439)	—
Total Average Assets	$14,314,573	$11,102,699	$15,571,091	$40,988,363

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12)  BUSINESS SEGMENT INFORMATION (continued)

	Consumer	Corporate	Treasury
For the three-month period ended September 30, 2002	Bank	Bank	and Other	Total

Net interest income	$224,664	$65,700	$7,186	$297,550
Provision for loan losses	10,031	20,488	7,481	38,000
Fees and other income (1)	59,043	18,629	19,817	97,489
General and administrative expenses	164,789	33,757	8,779	207,325
Depreciation/Amortization	13,693	424	19,348	33,465
Income (Loss) before income taxes	105,038	30,084	(8,056)	127,066
Intersegment revenues (expense) (2)	133,458	(77,360)	(56,098)	—
Total Average Assets	$13,177,505	$10,308,700	$15,143,789	$38,629,994

	Consumer	Corporate	Treasury
For the nine-month period ended September 30, 2002	Bank	Bank	and Other	Total

Net interest income (expense)	$673,755	$187,266	$5,463	$866,484
Provision for loan losses	31,929	61,830	16,741	110,500
Fees and other income (1)	180,065	49,299	47,541	276,905
General and administrative expenses	483,166	95,475	28,406	607,047
Depreciation/Amortization	34,862	993	64,957	100,812
Income (loss) before income taxes	334,882	79,260	(74,577)	339,565
Intersegment revenues (expense) (2)	387,343	(231,051)	(156,292)	—
Total Average Assets	$12,964,161	$9,758,761	$14,406,620	$37,129,542

(1)	Corporate banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. The new accounting provisions of this interpretation became effective upon issuance for all new VIE’s created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not believe it has entered into any new transactions involving VIE’s on or after February 1, 2003. Since the issuance of this pronouncement, the FASB has issued several staff interpretations that provide clarifying guidance on the application of FIN 46. In addition, in October 2003, the FASB deferred the required implementation of this pronouncement for existing VIE’s prior to February 1, 2003, to December 31, 2003 to give

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

companies more time to analyze the impact of these new rules. Management continues to study the impact of this pronouncement; however, based on our current interpretation of FIN 46, it is not expected to have a material effect on the Company’s financial position or results of operation.

     In April 2003, the FASB issued FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact to the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which had previously been classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for all other qualifying financial instruments on July 1, 2003. On November 7, 2003, FASB Staff Position (FSP) 150-3 was issued which deferred the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. This deferral provision applies to Sovereign’s trust preferred securities. Prior to the issuance of this FSP, Sovereign issued an earnings release for the third quarter ended September 30, 2003 and in accordance with SFAS No. 150, reclassified the obligations under its trust preferred securities from Company-obligated mandatorily redeemable preferred securities to borrowings and other debt obligations which is part of the liability section of its consolidated balance sheet.

     FSP 150-3 precludes reclassification of the Company’s trust preferred securities to the liability section of the balance sheet under the transition provisions of SFAS No. 150, however, management has elected to change the Company’s accounting policy effective July 1, 2003, to treat these securities as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was classified within other expenses. Management believes it is preferable to classify these trust preferred obligations as a component of borrowings and other debt obligations because the mandatory redemption features of the trust preferred securities is a characteristic of a liability as defined by FASB Concepts Statement No. 6, versus minority interest or equity. Additionally, management anticipates deconsolidating the capital trust entities upon adoption of FIN 46 effective December 31, 2003. The deconsolidation will result in the Company reflecting subordinated debt to the capital trust entities as a liability in its consolidated balance sheet.

     In October 2003, Sovereign entered into pay floating interest rate swap contracts that converted the cost of our trust preferred security obligations from a fixed to a variable rate obligation. Designation of these swaps as hedges of the fair value of the trust preferred securities is consistent with their classification as liabilities.

     This change in accounting policy did not have any impact on consolidated shareholders’ equity or net income; however, it did result in an increase in liabilities of $207.6 million at July 1, 2003 and an increase of $5 million in net interest expense, with a corresponding decrease in other expense, for the three-month period ended September 30, 2003. This change in accounting also impacted certain ratios reported by the Company associated with its borrowings, and had the effect of lowering our net interest margin by approximately 6 basis points in the third quarter of 2003. Prior periods have not been adjusted to conform with this change in accounting policy.

     SFAS No. 150 also required that all obligations which will be settled in the Company’s stock be accrued as a liability. As a result, the Company accrued $2 million (with an offsetting increase to goodwill) for the final payment related to the Network Capital acquisition.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(14)  PENDING ACQUISITION OF FIRST ESSEX

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

(15)  EXERCISE OF WARRANTS

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

     On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as Sovereign’s stock traded at certain specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the redemption of the trust capital security by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the remarketed securities and provided the lowest bid. Consequently, Sovereign purchased the remarketed preferred securities at $32.79 per unit.

     Prior to completing the redemption of the trust capital security, Sovereign issued 30,626,632 shares of common stock to those holders of its warrants who gave notice to exercise, with fractional shares paid in cash; all other warrants were redeemed at their warrant value of $17.21 when the trust capital security was redeemed.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

     Net income was $109.2 million, or $0.37 per diluted share, for the three-month period ended September 30, 2003, as compared to $93.1 million, or $0.33 per diluted share, for the same period in 2002.

     Net income, including special charges discussed below, was $289.3 million, or $1.01 per diluted share, for the nine-month period ended September 30, 2003, as compared to $248.9 million, or $.90 per diluted share, for the same period in 2002.

     During the first quarter of 2003, Sovereign completed a tender offer for the 8.625% notes due March 2004 and the 10.25% notes due May 2004 (See Note 7 in the consolidated financial statements). In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes, incurring a loss on this debt extinguishment of $29 million ($18.8 million net of tax or $0.07 per diluted share).

     In the first quarter of 2002, Sovereign closed the acquisition of Main Street Bancorp (Main Street). In connection with this acquisition, Sovereign recorded charges against its earnings during the nine-month period ended September 30, 2002 for (1) additional loan loss provision of $6 million pretax ($3.9 million net of tax) to conform Main Street’s allowance for loan losses to Sovereign’s reserve policies, and (2) merger related expenses of $15.9 million pretax ($10.3 million net of tax). The impact of these two charges reduced diluted earnings per share in the nine-month period ended September 30, 2002 by $0.05.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002
(in thousands)

	2003			2002

		Tax Equivalent	Yield/		Tax Equivalent	Yield/
	Average Balance	Interest	Rate	Average Balance	Interest	Rate

EARNING ASSETS
INVESTMENTS	$11,894,103	$478,552	5.36%	$10,906,552	$513,151	6.28%
LOANS:
Commercial loans	10,531,400	403,546	5.06%	9,304,899	419,063	5.98%
Consumer loans	8,970,627	390,332	5.82%	7,580,167	386,394	6.81%
Residential loans	4,451,050	200,034	5.99%	4,690,543	241,530	6.87%

Total loans	23,953,077	993,912	5.52%	21,575,609	1,046,987	6.47%
Allowance for loan losses	(312,308)	—	—	(285,155)	—	—

NET LOANS	23,640,769	993,912	5.59%	21,290,454	1,046,987	6.55%

TOTAL EARNING ASSETS	35,534,872	1,472,464	5.51%	32,197,006	1,560,138	6.46%
Other assets	5,453,491	—	—	4,932,536	—	—

TOTAL ASSETS	$40,988,363	$1,472,464	4.78%	$37,129,542	$1,560,138	5.60%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$20,217,404	$116,955	0.77%	$17,471,718	$150,079	1.15%
Time deposits	6,640,323	135,088	2.72%	7,435,047	196,645	3.53%

TOTAL DEPOSITS	26,857,727	252,043	1.25%	24,906,765	346,724	1.86%

BORROWED FUNDS:
FHLB advances	5,865,820	224,937	5.08%	6,046,948	227,971	4.98%
Fed funds and repurchase agreements	1,972,641	3,881	0.25%	549,499	9,652	2.32%
Other borrowings	2,086,034	76,438	4.86%	1,967,891	94,114	6.36%

TOTAL BORROWED FUNDS	9,924,495	305,256	4.07%	8,564,338	331,737	5.13%

TOTAL FUNDING LIABILITIES	36,782,222	557,299	2.01%	33,471,103	678,461	2.70%
Other liabilities	1,268,257	—	—	1,194,881	—	—

TOTAL LIABILITIES	38,050,479	557,299	1.95%	34,665,984	678,461	2.60%
STOCKHOLDERS’ EQUITY	2,937,884	—	—	2,463,558	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,988,363	$557,299	1.81%	$37,129,542	$678,461	2.43%

NET INTEREST INCOME		$915,165			$881,677

NET INTEREST SPREAD (1)			2.97%			3.17%

NET INTEREST MARGIN (2)			3.43%			3.66%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three-month and nine-month periods ended September 30, 2003 was $287.3 million and $897.1 million compared to $297.6 million and $866.5 million for the same periods in 2002. The increase in net interest income for the nine-month period ended September 30, 2003, compared to the corresponding period in the prior year, resulted principally from growth in earning assets which more than offset the decline in yield. Net interest income for the three month period ended September 30, 2003 declined compared to the corresponding period for the previous year, as well as the second quarter of 2003. The reduction in net interest income in the third quarter resulted from the continued low interest rate environment. In addition, the Company chose to reduce its interest-earning assets during the quarter for asset/liability management purposes as compared to levels experienced in the first two quarters of 2003. Management has initiated several strategies to reduce the asset sensitivity of its balance sheet, including swapping certain fixed rate liabilities to floating rates and terminating pay-fixed interest rate swaps (see Note 8). These strategies will enhance net interest income in the fourth quarter.

     Net interest margin was 3.32% and 3.43% for the three-month and nine-month periods ended September 30, 2003 compared to 3.62% and 3.66% for the same periods in 2002. Net interest margin has contracted from the comparable 2002 levels due to continued declines in market interest rates, prepayment and sales of higher yielding fixed rate assets, the continued repricing of short duration consumer and commercial loans, and the impact of reclassifying our trust preferred securities into borrowings. Partially offsetting this decline was downward repricing of deposits, favorable funding costs on short-term repurchase agreements and the redemption of high coupon senior notes completed in March 2003.

     Interest on investment securities and interest earning deposits was $138.7 million and $463.6 million for the three-month and nine-month periods ended September 30, 2003 compared to $173.5 million and $501.6 million for the same periods in 2002. The average balance of investment securities was $11.9 billion with an average tax equivalent yield of 5.36% for the nine-month period ended September 30, 2003 compared to an average balance of $10.9 billion with an average yield of 6.28% for the same period in 2002. The decline in yield is due to prepayments and sales of higher yielding assets which are being replaced by lower yielding assets due to the current interest rate environment.

     Interest on loans was $325.1 million and $990.8 million for the three-month and nine-month periods ended September 30, 2003 compared to $350.9 million and $1.0 billion for the same periods in 2002. The average balance of loans was $24.0 billion with an average yield of 5.52% for the nine-month period ended September 30, 2003 compared to an average balance of $21.6 billion with an average yield of 6.47% for the same period in 2002. Average balances of commercial and consumer loans in 2003 increased $1.2 billion and $1.4 billion, respectively, as compared to 2002 primarily due to loan originations, loan purchases and the full effect of the Main Street acquisition in 2003’s results. Average residential loans declined $239.5 million primarily due to scheduled payments and prepayments, and a residential loan sale, offset by residential loan purchases.

     Interest on deposits and related customer accounts was $73.5 million and $252.0 million for the three-month and nine-month periods ended September 30, 2003 compared to $119.4 million and $346.7 million for the same periods in 2002. The average balance of deposits was $26.9 billion with an average cost of 1.25% for the nine-month period ended September 30, 2003 compared to an average balance of $24.9 billion with an average cost of 1.86% for the same period in 2002. The increase in the balance of deposits is due to the success of product initiatives to grow core deposits, including specific programs to grow

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

municipal deposits which increased by $439.0 million and $1.2 billion during the three-month and nine-month periods ended September 30, 2003, respectively. The cost of municipal deposits (1.40% at September 30, 2003) is generally higher than the blended cost of our core deposit portfolio, however it is still a favorable source of funding. The decrease in average cost year to year is due primarily to declining market interest rates and repricing of deposits.

     Interest on borrowed funds was $103.0 million and $305.3 million for the three-month and nine-month periods ended September 30, 2003 compared to $107.4 million and $331.7 million for the same periods in 2002. The average balance of borrowings was $9.9 billion with an average cost of 4.07% for the nine-month period ended September 30, 2003 compared to an average balance of $8.6 billion with an average cost of 5.13% for the same period in 2002. The decline in the cost is due to the previously mentioned tender offer which paid off certain higher cost senior notes, the March subordinated notes and August subordinated notes offerings (see Note 7), repricing of variable rate borrowings from the decline in market interest rates, as well as favorable short-term funding alternatives that Sovereign has experienced (principally in the second quarter of 2003) on repurchase agreements. These favorable factors were partially offset by the reclassification of Trust Preferred Securities expense from other expense to net interest income in accordance with SFAS No. 150 (See Note 13).

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and nine-month periods ended September 30, 2003 was $36.6 million and $122.0 million compared to $38.0 million and $110.5 million for the same period in 2002.

     The provision for the nine months ended September 30, 2002 included a special charge of $6 million to conform the acquired Main Street Bancorp loan portfolio to Sovereign’s reserve policy. The provision for loan losses in the nine months ended September 30, 2003 includes a higher level of provision due to loan growth and changes in the composition of the loan portfolio. Growth in the commercial portfolio requires higher reserves than growth in the residential portfolio due to higher inherent credit risk in the commercial portfolio. In addition, the Company increased certain percentages used as class reserves for its consumer portfolio based on recent increased loss experience. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and will adjust the loan loss allowance and related class reserves as is necessary.

     Sovereign’s net charge-offs for the nine-month period ended September 30, 2003 were $98.0 million and consisted of charge-offs of $122.5 million and recoveries of $24.5 million. This compared to net charge-offs of $94.8 million consisting of charge-offs of $122.3 million and recoveries of $27.5 million for the nine-month period ended September 30, 2002. Net charge-offs have increased modestly during year-to-date 2003 compared to the prior year in tandem with the growth in our loan portfolios, however, net charge-offs as a percent of average loans has remained stable.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

    The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Nine-month Period Ended September 30,
	2003	2002

Allowance, beginning of period	$298,750	$264,667
Charge-offs:
Residential	3,148	4,957
Commercial	73,739	64,836
Consumer	45,621	52,509

Total Charge-offs	122,508	122,302

Recoveries:
Residential	437	353
Commercial	5,527	3,551
Consumer	18,521	23,613

Total Recoveries	24,485	27,517

Charge-offs, net of recoveries	98,023	94,785
Provision for possible loan losses	121,957	110,500
Main Street’s allowance For loan losses	—	14,877

Allowance, end of period	$322,684	$295,259

Non-Interest Income

     Total non-interest income was $138.0 million and $390.3 for the three-month and nine-month periods ended September 30, 2003 compared to $110.2 million and $314.0 million for the same periods in 2002. Excluding securities and related derivatives transactions, total fees and other income for the three-month and nine-month periods ended September 30, 2003 were $119.1 million and $334.5 million as compared to $97.5 million and $276.9 million for the same periods in 2002.

     Consumer banking fees were $53.5 million and $155.0 million for the three-month and nine-month periods ended September 30, 2003 as compared to $47.7 million and $130.5 million for the same periods in 2002, representing increases of 12% and 19%, respectively. The increase for the 2003 three and nine month periods over the corresponding periods in the prior year was due principally to growth in deposit fees to $44.3 million and $129.0 million for the three and nine month periods ended September 30, 2003. Average core deposit balances have grown $2.7 billion or 16% since September 30, 2002 due primarily to specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances. Consumer banking fees were at a record high during the third quarter of 2003 and we expect that these revenues will remain fairly consistent in the fourth quarter and in early 2004. This projection includes the impact of the Visa/Walmart settlement which has negatively affected debit card revenues for most banking institutions.

     Commercial banking fees were $27.2 million and $79.2 million for the three-month and nine-month periods ended September 30, 2003 as compared to $25.0 million and $71.3 million for the same periods in 2002. The increases of $2.2 million, or 9%, for the three months ended September 30, 2003, and $7.9 million, or 11% for the nine months ended September 30, 2003, respectively, over the corresponding 2002 periods were primarily due to higher loan fees resulting from growth in the commercial loan portfolio, increased

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

levels of prepayment fees, and increased cash management fee income.

     Mortgage banking revenue was composed of the following components (in thousands):

	Three months ended

	September 30, 2003 and 2002

Recoveries/(Impairments) to mortgage servicing rights	$18,250	$(7,431)
Mortgage servicing fees, net of amortization	(5,760)	(1,013)
Net (loss)/gains under SFAS 133	(14,112)	753
Sales of mortgage loans and mortgage backed securities	19,080	11,936

Total	$17,458	$4,245

	Nine months ended
	September 30, 2003 and 2002

Recoveries/(Impairments) to mortgage servicing rights	$353	$(9,122)
Mortgage servicing fees, net of amortization	(11,641)	1,499
Net gains/(loss) under SFAS 133	(6,186)	(1,229)
Sales of mortgage loans and mortgage backed securities	51,767	29,172

Total	$34,293	$20,320

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.

     The increase in mortgage banking revenues for the three-month period ended September 30, 2003 is attributable principally to an $18.3 million reversal of mortgage servicing right valuation allowances. This reversal resulted from decreased prepayment expectations on Sovereign’s mortgage servicing portfolio. For the nine months ended September 30, 2003 Sovereign has recorded a net recovery of $0.4 million compared with impairments of $9.1 million for the corresponding prior year period. During the third and second quarters of 2003, it was determined that $7.4 million and $4.9 million, respectively, of the carrying amount of mortgage servicing rights became permanently impaired and was written off against the mortgage servicing right valuation allowance. At September 30, 2003, Sovereign serviced approximately $6.1 billion of mortgage loans for others and our mortgage servicing asset was $72.5 million, net of valuation reserves of $11.3 million, compared to $5.5 billion of loans serviced for others and a mortgage servicing asset of $50.8 million, net of valuation reserves of $19.5 million, at September 30, 2002.

     The increase in revenues associated with sales of mortgage loans and mortgage backed securities for the nine-month period ended September 30, 2003 was due to higher origination levels and refinancing activity. Additionally as required by SFAS No. 133, the three-month and nine-month periods ended September 30, 2003 included losses of $14.1 million and $6.2 million, respectively, compared with net gains of $0.8 million and losses of $1.2 million for the prior year periods derivative and hedging transactions.

     Capital markets revenues totaled $5.4 million and $22.2 million for the three-month and nine-month periods ended September 30, 2003 compared with $4.4 million and $9.6 million

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

for the same periods in 2002. The increase from the prior year is due to an expanded customer base and increased service and product offerings, principally derivatives and institutional fixed income distribution capabilities. The Company experienced a decline in capital markets revenue of $3.7 million on a linked quarter basis due principally to declines in derivative and fixed income fees due to the current interest rate environment.

     The net gains on investment securities and related derivatives transactions were $18.8 million and $55.8 million for the three-month and nine-month periods ended September 30, 2003 compared to $12.7 million and $37.1 million for the same periods in 2002. Included in these amounts for the nine-month period ended September 30, 2003 are other than temporary impairment charges related to our retained interests in securitizations of $7.4 million and an equity investment security of $1.1 million. The nine-month period ended September 30, 2002 included a charge of $4.0 million related to losses associated with CRA and equity method investments.

General and Administrative Expenses

     General and administrative expenses for the three-month and nine-month periods ended September 30, 2003 were $213.4 million and $642.2 million, respectively, compared to $207.3 million and $607.1 million for the same periods in 2002. General and administrative expenses increased in 2003 due to increased compensation and benefit costs associated with the hiring of additional team members, increased marketing costs and the effect of the Main Street acquisition. The Company has experienced and expects to continue to experience some higher costs associated with converting its item processing, ATM and other card processing platforms principally in 2003 and 2004, with the majority of the related benefits occurring in the years following the conversions. In the third quarter of 2003, Sovereign completed the conversion of its item processing platform for its New England branch network. The balance of our network is expected to be converted to this new platform in the fourth quarter of 2003 and early 2004. The expected range of costs for these projects in 2003 and 2004 are not expected to be material to the Company’s financial position.

Other Expenses

     Other expenses were $24.5 million and $123.2 million for the three-month and nine-month periods ended September 30, 2003 compared to $35.3 million and $123.3 million for the same periods in 2002. Expense associated with amortization of core deposit intangibles decreased by $1.8 million and $4.7 million during the three-month and nine-month periods ending September 30, 2003, respectively, compared to the corresponding periods in the prior year. The nine-month period ended September 30, 2003, includes a loss of $29.8 million ($19.4 million or $.07 per share, net of tax) on the extinguishment of debt (See Note 7 to the financial statements). Merger-related and integration charges of $15.9 million ($10.3 million or $.04 per share, net of tax) related to the Main Street acquisition were recorded in the nine-month period ended September 30, 2002.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Effective July 1, 2003, trust preferred securities expenses are classified in interest expense (see Note 13 to the financial statements). Additionally, pre-tax expense related to trust preferred securities declined in the third quarter by approximately $5 million due to completion of the redemption of the Trust Preferred Income Equity Redeemable Securities (“PIERS”) units that was completed on June 27, 2003. This transaction had no significant effect on diluted earnings per share. (See Note 15 to the financial statements)

Income Tax Provision

     The income tax provision was $41.5 million and $110.8 million for the three-month and nine-month periods ended September 30, 2003 compared to $33.9 million and $90.7 million for the same periods in 2002. The effective tax rate for the three-month and nine-month periods ended September 30, 2003 was 27.5% and 27.7%, respectively, compared to 26.7% for the same periods in 2002. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for 2003 is higher than the prior year rate due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2003 compared to 2002.

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

     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time as management accounting and business unit profitability reporting systems are enhanced or product lines change. Certain organization and allocation methodology changes have been made which enhanced the Company’s management reporting systems and the information provided to the chief executive officer. Where practical, the results are adjusted to present

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

     Consumer Bank net interest income increased $29.1 million and $41.6 million to $253.8 million and $715.3 million for the three-month and nine-month periods ended September 30, 2003 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $13.4 billion with a yield of 5.88% versus $12.3 billion at a yield of 6.84% during the nine-months ended September 30, 2003 and September 30, 2002, respectively. The average balance of deposits was $26.9 billion at a cost of 1.25% in the nine-months ended September 30, 2003 compared to $24.9 billion at an average cost of 1.86% in the same period a year ago. The increases in non-interest income of $24.5 million and $47.2 million to $83.5 million and $227.2 million for the three-months and nine-months ended September 30, 2003 was generated by deposit fees and to a lesser extent, loan fees, which grew in tandem with the increased level of deposits and loans. Mortgage banking revenues were significantly higher in 2003 compared to 2002 as previously discussed. The provision for loan losses declined modestly in 2003 compared to the same periods a year ago to $9.0 million and $29.8 million for the three-month and nine-months ended September 30, 2003. General and administrative expenses (including allocated corporate and direct support costs) increased from $164.8 million and $483.2 million at September 30, 2002, to $171.4 million and $506.0 million for the three-month and nine-months ended September 30, 2003. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.

     Corporate Bank net interest income increased $10.1 million and $37.1 million to $75.8 million and $224.4 million for the three-months and nine-months ended September 30, 2003 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, combined with a reduction in costs to fund that loan growth. The average balance of Corporate Bank loans was $10.5 billion with a yield of 5.06% in the nine-months ended September 30, 2003 versus $9.3 billion at a yield of 5.98% during the nine-months ended September 30, 2002. Non-interest income has increased by $2.1 million and $17.2 million to $20.8 million and $66.5 million related to an increase in loan fees and capital markets revenues. The provision for loan losses increased by $3.9 million and $6.4 million for the three-month and nine-month periods ended September 30, 2003, to $24.4 million and $68.3 million compared to the corresponding periods in the preceding year. The increase was due to higher level of charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $33.8 million and $95.5 million for the three-month and nine-months ended September 30, 2002 to $35.8 million and $107.7 million in the three-month and nine-months ended September 30, 2003. The increase was due in part to increased costs to support the Corporate Bank’s loan growth, as well as growth of the cash management and capital markets business.

     The net loss before income taxes for Treasury & Other increased from $8.1 million in the third quarter of 2002 to $37.4 million in the third quarter of 2003. The net loss for the nine-month period increased from $74.6 million in 2002 to $114.1 million in 2003. Net interest income decreased from $7.2 million in the third quarter of 2002 to net expense of $42.2 million for the third quarter of 2003 while it decreased from $5.5 million in 2002 to a net expense of $42.6 million for 2003 for the nine-month period. The Treasury & Other segment includes net gains on security and derivative transactions

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of $23.9 million in the third quarter of 2003, as compared to $16.7 million recorded in 2002. Impairment charges related to our retained interests in consumer loan securitizations discussed previously were recorded in the Consumer Bank segment. The 2003 results also include a pre-tax loss of $29.8 million on the extinguishment of debt while 2002 results included special charges of $15.9 million for merger and integration charges associated with the Main Street acquisition.

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

     A discussion of new accounting policies adopted by the Company and the impact of new accounting standards issued by the FASB is included in Note 13 to the consolidated financial statements.

FINANCIAL CONDITION

Loan Portfolio

     At September 30, 2003, commercial loans totaled $10.8 billion representing 44% of Sovereign’s loan portfolio, compared to $10.3 billion or 45% of the loan portfolio at December 31, 2002 and $9.9 billion or 44% of the loan portfolio at September 30, 2002. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $9.7 billion at September 30, 2003, representing 39% of Sovereign’s loan portfolio, compared to $8.5 billion, or 37%, of the loan portfolio at December 31, 2002 and $8.1 billion or 36% of the loan portfolio at September 30, 2002.

     Residential mortgage loans were $4.1 billion at September 30, 2003 and represent 17% of Sovereign’s loan portfolio as compared to $4.3 billion and 19% at December 31, 2002 and $4.5 billion or 20% of the loan portfolio at September 30, 2002. The gradual decrease during the periods shown is due to increased prepayment levels due to declining mortgage interest rates.

Non-Performing Assets

     At September 30, 2003 Sovereign’s non-performing assets increased modestly by $0.6 million to $257.7 million compared to $257.1 million at December 31, 2002. This increase is due to increases in non-performing commercial and residential loans during the period. However, included in non-performing assets at September 30, 2003, was an $8.0 million commercial credit that was fully paid off on October 2, 2003. Non-performing assets as a percentage of total assets was .63% at September 30, 2003 and .65% at December 31, 2002. Sovereign generally places all commercial loans and residential loans with loan to values greater than 50% on non-performing status at 90 days or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other loans continue to accrue until they are 120 days delinquent, at which point

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

they are either charged-off or placed on non-accrual status and anticipated losses are fully reserved, unless they are real estate loans evaluated to be well secured based on appraisals and are in the process of collection. At 180 days delinquent, anticipated losses on residential real estate loans are reserved or charged off.

     The following table presents the composition of non-performing assets at the dates indicated (Amounts in thousands):

	September 30,	December 31,
	2003	2002

Non-accrual loans:
Commercial	$129,346	$122,504
Commercial real estate	35,971	38,302
Consumer	29,667	32,844
Residential	39,745	36,849

Total non-accrual loans	234,729	230,499
Restructured loans	1,335	893

Total non-performing loans	236,064	231,392
Other real estate owned	17,556	19,007
Other repossessed assets	4,082	6,663

Total non-performing assets	$257,702	$257,062

Past due 90 days or more as to interest or principal and accruing interest	$33,847	$40,500
Non-performing assets as a percentage of total assets	.63%	.65%
Non-performing loans as a percentage of total loans	.96%	1.00%
Non-performing assets as a percentage of total loans and real estate owned	1.05%	1.11%
Allowance for loan losses as a percentage of total non-performing assets	125.2%	116.2%
Allowance for loan losses as a percentage of total non-performing loans	136.7%	129.1%

     Loans ninety (90) days or more past due and still accruing interest fell by $6.7 million from December 31, 2002 to September 30, 2003. All of this decline was contained within the residential loan portfolio.

     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $61.0 million and $70.3 million at September 30, 2003 and December 31, 2002, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (Amounts in thousands):

	September 30, 2003		December 31, 2002

		% of Loans		% of Loans
		to		to
	Amount	Total Loans	Amount	Total Loans

Allocated allowance:
Commercial loans	$193,971	44%	$193,528	44%
Consumer loans	92,538	39	72,366	37
Residential real estate mortgage loans	13,806	17	16,539	19
Unallocated allowance	22,369	n/a	16,317	n/a

Total allowance for loan losses	$322,684	100%	$298,750	100%

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased nominally from $193.5 million at December 31, 2002 to $194.0 million at September 30, 2003 as the composition of the credit quality of the commercial loan portfolio remained relatively consistent through the year.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $72.4 million at December 31, 2002, to $92.5 million at September 30, 2003 due to increases in loan balances and deterioration in credit performance within certain segments of the consumer portfolio. As a result, management increased certain consumer class allowance reserve factors.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $16.5 million at December 31, 2002 to $13.8 million at September 30, 2003, due to the lowering of class reserve factors due to lower losses experienced within that portfolio and lower associated loan balances.

     Unallocated Allowance. The unallocated allowance for loan losses increased to $22.4 million at September 30, 2003 from $16.3 million at December 31, 2002. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

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

the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2003 was 3.84 years.

     Total investment securities available-for-sale were $11.1 billion at September 30, 2003 and $10.7 billion at December 31, 2002. Investment securities held-to-maturity were $413.2 million at September 30, 2003 compared to $632.5 million at December 31, 2002. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2003 were $27.5 billion compared to $26.9 billion at December 31, 2002. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

Borrowings and Other Related Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2003 and December 31, 2002 were $9.6 billion and $8.8 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

     As discussed earlier, Sovereign completed a tender offer for its 8.625% notes and its 10.25% notes during March 2003. Additionally, in March and August 2003, Sovereign Bank completed the issuances of subordinated notes, aggregating $800 million. See further discussion in Note 7.

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

     On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as Sovereign’s stock traded at certain specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the redemption of the trust capital security by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the remarketed securities and provided the lowest bid. Consequently, Sovereign purchased the remarketed preferred securities at $32.79 per unit.

     Prior to completing the redemption of the trust capital security, Sovereign issued

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

30,626,632 shares of common stock to those holders of its warrants who gave notice to exercise, with fractional shares paid in cash; all other warrants were redeemed at their warrant value of $17.21 when the trust capital security was redeemed.

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.3 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign’s consolidated Balance Sheet at September 30, 2003. Sovereign’s retained interests and servicing assets in such QSPEs were $110.6 million at September 30, 2003 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs.

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

     The OTS Order, as amended, applicable to the approval of Sovereign’s acquisition of branch assets and assumption of deposits and other liabilities from FleetBoston Financial Corporation, which was completed in 2000, (the “OTS Order”) required Sovereign Bank to be “Well Capitalized” and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign’s lenders also require Sovereign Bank to be “Well Capitalized” at all times and in compliance with all regulatory requirements. To be “Well Capitalized,” a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 capital levels. The OTS order expired on January 1, 2003. At September 30, 2003 and December 31, 2002, Sovereign and Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines and the OTS Order in effect on these dates.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2003 and December 31, 2002 (in thousands):

		TIER 1	TIER 1	TOTAL
	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at September 30, 2003:
Regulatory capital	$2,779,465	$2,779,520	$2,720,304	$3,836,189
Minimum capital requirement	798,910	1,597,822	1,258,201	2,516,401

Excess	$1,980,555	$1,181,698	$1,462,103	$1,319,788

Sovereign Bank capital ratio	6.96%	6.96%	8.65%	12.20%
Sovereign Bank at December 31, 2002:
Regulatory capital	$2,880,088	$2,880,290	$2,799,425	$3,084,999
Minimum capital requirement (1)	763,068	2,670,750	1,154,431	3,030,382

Excess	$2,117,020	$209,540	$1,644,994	$54,617

Sovereign Bank capital ratio	7.55%	7.55%	9.70%	10.69%

(1)	Minimum capital requirement as defined by OTS Regulations, or the OTS Order, whichever is higher. The OTS Order expired January 1, 2003.

     The proceeds from the subordinated debt issuances by Sovereign Bank in the first and third quarters of 2003, provided additional dividend capacity by the Bank to Sovereign Bancorp, Inc. Any dividends declared and paid have the effect of reducing the Bank’s

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 2 risk-based capital ratios. However, as a result of the subordinated debt issuance which qualifies as Tier 2 capital and the net income of Sovereign Bank, total risk-based capital for Sovereign Bank has increased from December 31, 2002.

     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at September 30, 2003 (1)	4.72%	4.67%	5.59%

Capital ratio at December 31, 2002 (1)	3.60%	3.65%	5.00%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2003, Sovereign had $6.1 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

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

     During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par in

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.

     Cash and cash equivalents decreased $0.9 million for 2003. Net cash provided by operating activities was $479.7 million for 2003. Net cash used by investing activities for 2003 was $1.6 billion and consisted primarily of the purchase of investments of $6.5 billion, purchases of loans of $2.7 billion, and the net change in loans other than purchases and sales of $1.9 billion, offset by sales, repayments and maturities of investments of $6.3 billion and proceeds from loan sales of $3.3 billion. Net cash provided by financing activities for 2003 was $1.1 billion, which was primarily due to an increase in borrowings and deposits.

Contractual Obligations and Commercial Commitments

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations	Payments Due by Period

		Less than	Over 1 yr	Over 3 yrs	Over
(in thousands of dollars)	Total	1 year	to 3 yrs	to 5 yrs	5 yrs

FHLB advances	$6,297,402	$2,505,700	$12,750	$200,292	$3,578,660
Securities sold under repurchase agreements	805,000	400,000	405,000	—	—
Fed Funds	2,700	2,700	—	—	—
Senior notes	601,399	73,356	—	528,043	—
Subordinated notes	789,903	—	—	—	789,903
Other debt	871,000	—	50,000	—	821,000
Trust Preferred securities	213,590	—	—	—	213,590
Certificates of deposit	6,282,630	5,011,719	1,005,251	176,455	89,205
Operating leases	719,183	103,015	251,175	93,402	271,591

Total contractual cash obligations	$16,582,807	$8,096,490	$1,724,176	$998,192	$5,763,949

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of September 30, 2003 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the debt would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than $25 million of Sovereign’s debt is in default, the full amount of the senior secured credit facility and the senior notes then outstanding will become due in full.

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

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

(in thousands of dollars)
Commitments to extend credit	$8,887,880	$5,223,010	$1,394,449	$392,347	$1,878,074
Standby letters of credit	1,279,803	306,174	370,396	587,764	15,469
Loans sold with recourse	11,546	—	—	—	11,546
Forward buy commitments	2,923,688	2,923,688	—	—	—

Total commercial commitments	$13,102,917	$8,452,872	$1,764,845	$980,111	$1,905,089

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.6 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2003 was $1.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $960.3 million. The fees related to standby letters of credit are deferred and are immaterial to Sovereign’s financial statements at September 30, 2003. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes nine different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At September 30, 2003 and December 31, 2002, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At September 30, 2003, if interest rates dropped in parallel 100 basis points Sovereign estimates that net interest income would fall 1.7%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 3.6%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of September 30, 2003, the one year cumulative gap was 9%, compared to 6% at December 31, 2002 indicating Sovereign could benefit from rising rates. It should be noted however that the Company has entered into certain strategies subsequent to September 30, 2003, that were previously discussed in Note 8, that lowered this gap. Management currently anticipates that the one year cumulative gap will range from 3% to 5% by year-end.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of September 30, 2003, the NPV as a percentage of the present value of assets was 9.57% as compared to 9.59% at December 31, 2002. Management reviews the sensitivity of NPV to changes in interest rates. As of September 30, 2003, a 200 basis point rise in interest rates would increase the NPV ratio by 0.85% as compared to 1.28% at December 31, 2002 and a 100 basis point decline in interest rates would decrease the NPV ratio by 1.04% as compared to 1.22% at December 31, 2002. These ratios are required to be calculated as of September 30, 2003 and do not reflect the derivative transactions that were entered into subsequent to quarter end that were previously discussed in Note 8.

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

     Pursuant to its interest rate risk management strategy, Sovereign enters into hedging transactions that involve interest rate exchange agreements (swaps, caps, and floors) and forward sale or purchase commitments for interest rate risk management purposes. Sovereign’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

     At September 30, 2003, Sovereign was party to interest rate swaps to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument. In July 2003, the Company entered into a hedging transaction that converted its subordinated notes, which were issued in the first quarter of 2003, from a fixed interest rate to a floating interest rate.

     As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

     To accommodate customer needs, Sovereign enters into customer-related financial

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

     Incorporated by reference from Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Asset and Liability Management” hereof.

Item 4.	Controls and Procedures

     An evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Items 1 through 5 not applicable or the responses are negative.

Item 6 – Exhibits and Reports on Form 8-K.

(a)  Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file # 0011651), for the quarter September 30, 2002.

(18.0)	Preferability letter from Ernst & Young LLP

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

On July 16, 2003, the Company filed a current report on Form 8-K dated July 15, 2003, reporting information under Items 7 and 9, (furnished pursuant to Item 12).

On July 23, 2003, the Company filed a current report on Form 8-K dated July 22, 2003, reporting information under Items 7 and 9.

On August 20, 2003, the Company filed a current report on Form 8-K dated August 18, 2003, reporting information under Items 7 and 9.

On September 19, 2003, the Company filed a current report on Form 8-K dated September 19, 2003, reporting information under Items 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.

(Registrant)

Date November 14, 2003	/s/Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date November 14, 2003	/s/James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement No. 333-86961-01 on Form S-3)

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file #0011651), for the quarter ended September 30, 2002.

(18.0)	Preferability letter from Ernst & Young LLP

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.