Form 10-K
period 2003-12-31
SOVEREIGN BANCORP INC
filed 2004-03-09
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

{X}	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2003, or

{ }	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to ________.

Commission File Number 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1500 Market Street, Philadelphia, Pennsylvania	19102

(Address of Principal Executive Offices)	(Zip Code)

(215) 557-4630

Registrant’s Telephone Number

Securities registered pursuant to Section 12(B) of the Act:

Title	Name of Exchange on Which Registered

Common stock, no par value 8.75% Preferred Capital Securities (Sovereign Capital Trust III)	NYSE NYSE

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

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $4,476,837,761 at June 30, 2003. As of March 1, 2004, the Registrant had 306,494,947 shares of Common Stock outstanding.

Documents incorporated by reference

Responses to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated herein by reference from the Registrant’s definitive Proxy Statement to be used in connection with its 2004 Annual Meeting of Shareholders.

Website Access to Company’s Reports

All reports filed electronically by Sovereign Bancorp, Inc. with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC at www.Sovereignbank.com. These filings are also accessible on the SEC’s Web site at www.sec.gov.

Sovereign Bancorp 1

Form 10-K Cross Reference Index

		Page
Forward-Looking Statements		3-4
PART I
Item 1	- Business	4-10
Item 2	- Properties	10
Item 3	- Legal Proceedings	10
Item 4	- Submission of Matters to a Vote of Security Holders	10
Item 4A	- Executive Officers of the Registrant	11
PART II
Item 5	- Market for the Registrant’s Common Equity and Related Stockholder Matters	12
Item 6	- Selected Financial Data	13
Item 7	- Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-47
Item 7A	- Quantitative and Qualitative Disclosures About Market Risk	47
Item 8	- Financial Statements and Supplementary Data	47-98
Item 9	- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99
Item 9A	- Controls and Procedures	99
PART III
Item 10	- Directors and Executive Officers of the Registrant	99
Item 11	- Executive Compensation	99
Item 12	- Security Ownership of Certain Beneficial Owners and Management	99
Item 13	- Certain Relationships and Related Transactions	99
Item 14	- Principal Accountant Fees and Services	99
PART IV
Item 15	- Exhibits, Financial Statement Schedules and Reports on Form 8-K	99-101
Signatures		102

2 Sovereign Bancorp

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10 K and the Exhibits hereto), in its reports to shareholders (including its 2003 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,“anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign, including statements relating to:

•	growth in net income, shareholder value and internal tangible equity generation;

•	growth in earnings per share;

•	return on equity;

•	return on assets;

•	efficiency ratio;

•	Tier 1 leverage ratio;

•	annualized net charge-offs and other asset quality measures;

•	fee income as a percentage of total revenue;

•	ratio of tangible equity to assets or other capital adequacy measures;

•	book value and tangible book value per share; and

•	loan and deposit portfolio compositions, employee retention, deposit retention, asset quality and reserve adequacy.

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

Sovereign Bancorp 3

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

PART I

Item 1 - Business

General

Sovereign Bancorp, Inc. (“Sovereign” or “the Company”), is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), which after taking into account our recently completed acquisition of First Essex Bancorp on February 6, 2004, is a $45 billion financial institution with 535 community banking offices, approximately 950 ATMs and about 8,300 team members in Pennsylvania, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Delaware and Massachusetts. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial and loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans in the communities served by those offices. Sovereign also purchases portfolios of residential mortgage loans and other consumer loans originated throughout the United States.

Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 24 financial institutions, branch networks and/or related businesses since 1990. Sixteen of these acquisitions, with assets totaling approximately $26 billion, have been completed since 1995.

4 Sovereign Bancorp

Sovereign is a Pennsylvania business corporation and its principal executive offices are located at 1500 Market Street, Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

Sovereign Bank is a federally chartered savings bank and operates in a heavily regulated environment. Changes in laws and regulations affecting Sovereign and its subsidiaries may have a significant impact on its operations. See “Business - Supervision and Regulation.”

Business Strategy

Sovereign believes that as a result of continuing consolidation in the financial services industry, there is an increasing need for a super-community bank in the northeastern United States. Sovereign considers a super-community bank to be a bank with the size and range of commercial, business and consumer products to compete with larger institutions, but with the orientation to relationship banking and personalized service usually found at smaller community banks.

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

During 2000, Sovereign substantially completed this transformation by acquiring $12.3 billion of deposits, $8.0 billion of loans (exclusive of $1.1 billion of non-relationship mortgage loans sold immediately after the acquisition), and 281 community banking offices located in Massachusetts, Rhode Island, Connecticut and New Hampshire from FleetBoston Financial Corporation (the “FleetBoston Acquisition”). As a result of the FleetBoston Acquisition, Sovereign doubled its deposit base, changed the mix of loans and deposits to be more characteristic of a commercial bank, and increased the breadth and depth of senior and middle management. Since that time, Sovereign has completed two additional acquisitions of community banks. In addition, on January 26, 2004, Sovereign entered into a definitive agreement to purchase Seacoast Financial Services Corporation, a bank holding company headquartered in New Bedford, Massachusetts with, on a pro-forma basis pending its acquisition of Abington Bancorp, Inc., $5.4 billion in assets, $3.6 billion of deposits, and 67 branch offices located in the suburbs of Boston, Cape Cod, Nantucket, and Martha’s Vineyard, Massachusetts. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent and Pending Acquisitions for further discussion.

Subsidiaries

Sovereign had three direct consolidated wholly-owned subsidiaries at December 31, 2003: Sovereign Bank, is the only material subsidiary.

Employees

At December 31, 2003, Sovereign had 7,046 full-time and 1,060 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.

Sovereign Bancorp 5

Competition

Sovereign is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving commercial and consumer competition for loans are interest rates, loan origination fees and the range of products and services offered.

Competition for origination of loans normally comes from other thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Company.

Supervision and Regulation

     General. Sovereign is a “savings and loan holding company” registered with the Office of Thrift Supervision (“OTS”) under the Home Owners’ Loan Act (“HOLA”) and, as such, Sovereign is subject to OTS oversight and reporting with respect to certain matters. Sovereign Bank is charted as a federal savings bank, and is highly regulated by the OTS as to all its activities, and subject to extensive OTS examination, supervision, and reporting.

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

6 Sovereign Bancorp

the liabilities of the holding company and its affiliates may be imposed on the savings institution. Any such limits could be issued in the form of a directive having the legal efficacy of a cease and desist order.

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring Sovereign common stock may, alone or together with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present. As of December 31, 2003, no individual corporation or other entity owned more than 10% of Sovereign’s capital stock.

     Regulatory Capital Requirements. OTS regulations require savings associations to maintain minimum capital ratios. These standards are the same as the capital standards that are applicable to other insured depository institutions, such as banks. OTS regulations do not require savings and loan holding companies to maintain minimum capital ratios.

Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OTS regulations, an institution will be considered “well-capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. A savings institution’s capital category is determined with respect to its most recent thrift financial report filed with the OTS. In the event an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OTS regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2003, Sovereign Bank met the criteria to be classified as “well-capitalized.”

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

Sovereign Bancorp 7

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

The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. Sovereign Bank’s premium assessment for 2003 was 0 basis points. Sovereign Bank is in the category of institutions who pay zero in FDIC premiums. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current rate for all insured institutions is 1.54 basis points for each $100 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

     Federal Restrictions on Transactions with Affiliates. All banks and savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in the Federal Reserve Act, as well as such additional limitations as the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as Sovereign and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies prohibits Sovereign Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits Sovereign Bank from making any equity investment in any affiliate that is not its subsidiary.

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

8 Sovereign Bancorp

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

     Recent Legislation. The Fair and Accurate Credit Transactions Act (“FACT”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACT address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights. Regulators will be issuing rules to implement FACT over the next year, and some of these rules will likely impose additional duties on Sovereign Bank.

On July 30, 2002, the Sarbanes-Oxley Act (“Sarbanes-Oxley”) was enacted. This act is not a banking law, but applies to all public companies, including Sovereign. Sarbanes-Oxley is designed to restore investor confidence by assuring proper corporate governance is applied to all publicly traded companies. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the Company.

New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board of directors. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley will result in increased costs to Sovereign, the additional costs are not expected to have a material effect on results of operations.

In addition to the legislation discussed above, Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes to the federal deposit insurance system. Sovereign cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

Sovereign Bancorp 9

Item 2 - Properties

Sovereign Bank utilizes 606 buildings that occupy a total of 5.1 million square feet, including 139 owned properties with 1.1 million square feet and 467 leased properties with 4.0 million square feet. Seven major buildings contain 1.3 million square feet, which serve as the headquarters or house significant operational and administrative functions:

Columbia Park Operations Center - Dorchester, Massachusetts

East Providence Call Center and Operations and Loan Processing Center - East Providence, Rhode Island

75 State Street Regional Headquarters for Sovereign Bank of New England - Boston, Massachusetts

525 Lancaster Avenue Operations Center - Reading, Pennsylvania

1130 Berkshire Boulevard Bank Headquarters and Administrative Offices - Wyomissing, Pennsylvania

1125 Berkshire Boulevard Operations Center - Wyomissing, Pennsylvania

601 Penn Street Loan Processing Center - Reading, Pennsylvania

The majority of the properties of Sovereign outlined above are utilized by the retail banking operations and for general corporate purposes.

Item 3 - Legal Proceedings

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business. Sovereign does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its financial position.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

10 Sovereign Bancorp

Item 4A - Executive Officers of the Registrant

Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of February 28, 2004, is set forth below:

Jay S. Sidhu – Age 52. Mr. Sidhu became Chairman of Sovereign and Sovereign Bank in April 2002. He has been a director of Sovereign since September 1988 and a director of Sovereign Bank since 1987. In addition, Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank on March 28, 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

Lawrence M. Thompson, Jr. – Age 51. Mr. Thompson serves as Vice Chairman and Chief Administrative Officer of Sovereign. Mr. Thompson was appointed Vice Chairman in September 2002. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank’s Consumer Banking Division in November 2000. Mr. Thompson was hired as Sovereign Bank’s General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank’s Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer — Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

Dennis S. Marlo – Age 61. Mr. Marlo was appointed Chief Risk Management Officer and Executive Vice President of Sovereign in April 2001. Mr. Marlo joined Sovereign in February 1998 as the President of the Pennsylvania Division of Sovereign Bank. He was appointed Chief Financial Officer and Treasurer of Sovereign in May 1998 and served in that capacity through April 2001. Prior thereto, Mr. Marlo served as President and Chief Executive Officer of ML Bancorp, a predecessor company of Sovereign. Mr. Marlo will retire effective April 30, 2004.

John P. Hamill – Age 63. Mr. Hamill was named Chairman and Chief Executive Officer of the Sovereign Bank New England Division of Sovereign Bank (“SBNE”) in January 2000. Prior thereto, Mr. Hamill served as President of Fleet National Bank – Massachusetts for eight years and President of Shawmut Corporation.

Joseph P. Campanelli – Age 47. Mr. Campanelli serves as a Vice Chairman of Sovereign. He became a Vice Chairman in September 2002. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.

James D. Hogan – Age 59. Mr. Hogan joined Sovereign as Chief Financial Officer in April 2001 and has served as Chief Financial Officer and Executive Vice President since April 2002. Prior to that Mr. Hogan served as Executive Vice President and Controller at Firstar Corporation, formerly Star Bancorp, from May 1993 until April 2001, and as Controller of Star Bank from 1987 until 1993.

James Lynch Age 54. Mr. Lynch joined Sovereign as Chairman and CEO of Sovereign Bank Mid-Atlantic Division in September 2002. Prior to Sovereign, in 1996, Mr. Lynch was President and CEO of Prime Bancorp, Inc. and Prime Bank. He also became Chairman of Prime Bancorp, Inc. in 1997 until it merged with Summit Bancorp, Inc. in 1999. At Summit, Mr. Lynch served as Senior Executive Vice President of Summit Bancorp and the Chairman and CEO of Summit Bank - Pennsylvania until it merged with FleetBoston Financial in March 2001, where he acted as the President and CEO of Fleet Bank - Pennsylvania until joining Sovereign.

Sovereign Bancorp 11

PART II

Item 5 - Market for the Registrant’s Common Equity and Related Stockholder Matters

Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” Sovereign’s common stock was listed and commenced trading on the NYSE on July 10, 2001. Previously, Sovereign’s common stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market under the symbol “SVRN.” At March 1, 2004, the total number of record holders of Sovereign’s common stock was 18,359.

Market and dividend information for Sovereign’s common stock appear in Item 7 of this Form 10-K.

For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation - Regulatory Capital Requirements” and Note 16 at Item 8, “Financial Statements and Supplementary Data.”

12 Sovereign Bancorp

Item 6 - Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2003	2002	2001		2000		1999
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$43,505,329	$39,590,302	$35,525,268		$33,475,314		$26,607,112
Loans, net of allowance	25,820,765	22,894,684	20,185,347		21,673,406		14,155,479
Investment securities	12,618,971	11,366,077	10,465,116		7,293,852		10,392,263
Deposits and other customer accounts	27,344,008	26,851,089	23,348,004		24,516,434		12,012,675
Borrowings and other debt obligations	12,197,603	8,829,289	8,939,770		6,240,308		12,370,109
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign and minority interest-preferred securities of subsidiaries(1)	202,136	596,957	604,528		458,215		316,346
Stockholders’ equity	$3,260,406	$2,764,318	$2,202,481		$1,948,884		$1,821,495
Summary Statement of Operations
Total interest income	$1,929,751	$2,059,540	$2,222,475		$2,269,735		$1,607,329
Total interest expense(1)	724,123	899,924	1,168,193		1,414,924		992,673

Net interest income	1,205,628	1,159,616	1,054,282		854,811		614,656
Provision for loan losses	161,957	146,500	97,100		56,500		30,000

Net interest income after provision for loan losses	1,043,671	1,013,116	957,182		798,311		584,656
Total non-interest income	522,223	432,526	414,403		103,340		129,155
General and administrative expenses	864,509	820,107	777,285		726,090		391,837
Other expenses(1)	146,486	158,980	454,430	(11)	265,793	(11)	53,360

Income/(loss) before income taxes	554,899	466,555	139,870		(90,232)		268,614
Income tax provision (benefit)	153,048	124,570	23,049	(11)	(59,990	)(11)	89,315

Net Income/(loss)(2) (3)	$401,851	$341,985	$116,821		$(30,242)		$179,299

Share Data(4)
Common shares outstanding at end of period (in thousands)	293,111	261,624	247,470		226,501		225,408
Basic earnings/(loss) per share(2) (3)	$1.45	$1.32	$.48		$(.13)		$1.02
Diluted earnings/(loss) per share(2) (3)	$1.38	$1.23	$.45		$(.13)		$1.01
Common share price at end of period	$23.75	$14.05	$12.24		$8.13		$7.45
Dividends declared per common share	$.10	$.10	$.10		$.10		$.10
Selected Financial Ratios
Book value per common share(5)	$11.12	$10.57	$8.90		$8.60		$8.08
Dividend payout ratio(6)	6.99%	7.62%	21.10%		—	(10)	9.54%
Return on average assets(7)	.97%	.91%	.34%		—	(10)	.75%
Return on average equity(8)	13.41%	13.50%	5.51%		—	(10)	13.20%
Average equity to average assets(9)	7.24%	6.71%	6.15%		5.83%		5.67%

(1)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was included in Other Expenses since the obligations were classified on the consolidated balance sheet as Company - Obligated Mandatorily Redeemable Preferred Securities. Periods prior to July 1, 2003 have not been reclassified to conform to the new presentation (see Note 12 to the Consolidated Financial Statements for further discussion).

(2)	Net income includes after-tax merger-related, integration and other charges of $19 million ($0.07 per diluted share) in 2003, $14 million ($0.05 per diluted share) in 2002, $170 million ($0.66 per diluted share) in 2001, $270 million ($1.20 per diluted share) in 2000 and $23 million ($0.13 per diluted share) in 1999.

(3)	Effective January 1, 2002, Sovereign adopted the fair value expense provisions of Statements of Financial Accounting Standards (SFAS) Nos. 123, “Accounting for Stock Based Compensation,” and 142, “Goodwill and Other Intangible Assets.” See Notes to the Consolidated Financial Statements for further discussion regarding the impact to 2002 reported results of the change in accounting related to these pronouncements.

(4)	All per share data have been adjusted to reflect all stock dividends and stock splits.

(5)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of period.

(6)	Dividend payout ratio is calculated by dividing total dividends declared by net income for the period.

(7)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(8)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(9)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

(10)	These ratios are not applicable due to the net loss recognized for the year ended December 31, 2000.

(11)	In 2001, Sovereign recorded a loss of $6.5 million, net of a tax benefit of $3.5 million, associated with a debt restructuring. In 2000, Sovereign recorded a gain of $10.8 million, net of a tax provision of $5.2 million, also in connection with a debt restructuring. In prior year financial statements, these transactions had been treated as Extraordinary Items. Pursuant to the requirements of SFAS No. 145, Sovereign reclassified the effect of these debt restructurings to Other Expense with the associated tax effect included in the Income Tax Expense (Benefit) line.

Sovereign Bancorp 13

Management’s Discussion and Analysis

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

EXECUTIVE SUMMARY

Sovereign, which after taking into account our recently completed acquisition of First Essex Bancorp on February 6, 2004, is a $45 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including, deposit and loan services, sales of residential loans and investment securities, capital markets products and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our franchise.

We are one of the top 20 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: strong franchise in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included lower than average capital ratios when compared against our peers and higher cost Holding Company debt that has depressed our earnings. In addition, asset quality is not as strong as we desire and we do not possess desired market share in some of our geographic micro-markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we have strengthened our ratios significantly over the last two years through the generation of earnings. Our net earnings in 2003 exceeded $400 million. In addition, we have strategically accessed the financial markets to strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 capital), increased tangible equity by $188 million in connection with warrants exercises and restructuring a portion of the high cost financing that was incurred in the FleetBank Boston acquisition. In addition in February 2004, Sovereign completed an offering of $700 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”). In March 2004, Sovereign issued an additional $100 million of PIERS under this offering. (See additional discussion with respect to this transaction in the “MD&A-Financial Condition” section of this document). Selected asset quality statistics have improved toward the end of 2003; however, we continue to execute programs to improve our asset quality position. To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). We have also executed a definitive agreement to acquire Seacoast Financial Services Corporation (“Seacoast”) which is expected to close in the third quarter of 2004. See additional discussion of these transactions in a later section of this MD&A. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to growth through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition market for banking institutions.

Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

We experienced a successful year in 2003 as the Company generated net income of $401.9 million, or $1.38 per diluted share, compared with $342.0 million, or $1.23 per diluted share, in 2002. Our net interest margin was under continued pressure in 2003 as a result of the asset sensitive position of our balance sheet and the low interest rate environment. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. Fee income reached record levels in 2003 as a result of the growth of our franchise, as well as expanded product offerings. Our provision for loan losses increased due primarily to the increase in our loan portfolio. Our operating expense levels remained within management’s target levels in 2003. We experienced an improvement in our efficiency ratio from 53.23% in 2002 to 52.02% in 2003. See “Results of Operations for December 31, 2003 and 2002” in this MD&A for more details as to the factors, which affect year-over-year performance.

14 Sovereign Bancorp

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Mergers and acquisitions continued at an increased level in the fourth quarter of 2003 and in early 2004. Recent merger activity involving national, regional and community banks in the northeastern United States, including acquisitions by Sovereign, have affected the landscape in the markets we serve. As noted above, Sovereign recently completed the acquisition of First Essex and announced a definitive agreement to acquire Seacoast. We believe these acquisitions will strengthen our franchise by further enabling Sovereign to capitalize on anticipated market disruption resulting from recent merger activity. These acquisitions, however, also present conversion and systems integration risk; however, as a result of management’s extensive conversion and systems integration experience and the size of the acquisitions in relation to Sovereign, we believe the risk associated with these transactions is limited. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents approximately 70% of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in an increasing rate cycle. The impact of a low and declining rate environment in 2003 and 2002 on Sovereign has been mitigated in part by our large core deposit base. We would expect to benefit from any substantial increase in interest rates if they occur, in 2004. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

CREDIT RISK ENVIRONMENT

The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced stable to positive trends in certain key credit quality performance indicators over the past several quarters. The improvement is due, in part, to the economic conditions in our geographic footprint. We believe the credit risk with respect to our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	YEAR ENDED DECEMBER 31,
	2003	2002
(Dollars in thousands, except per share data)
Net interest income	$1,205,628	$1,159,616
Provision for loan losses	161,957	146,500
Total non-interest income	522,223	432,526
General and administrative expenses	864,509	820,107
Other expenses	146,486	158,980
Net income	$401,851	$341,985
Basic earnings per share	$1.45	$1.32
Diluted earnings per share	$1.38	$1.23

Sovereign Bancorp 15

Management’s Discussion and Analysis

The major factors affecting comparison of earnings between 2003 and 2002 were:

•	Decrease in net interest margin from 3.61% in 2002 to 3.42% in 2003 due primarily to a declining interest rate environment which has led to high levels of prepayments on assets which are being replaced with lower yielding assets. The growth in net interest income was driven by the increase in the balance of earning assets.

•	Charges related to merger and integration costs and other restructuring charges (including debt extinguishment costs). The 2003 results include charges of $29.8 million ($19.4 million after-tax) related to the extinguishment of borrowings and other debt obligations. The 2002 results include charges related to the Main Street Bancorp acquisition of $21.9 million consisting of additional loan loss provision of $6 million ($ 3.9 million after-tax) and merger related and integration expenses of $15.9 million ($10.3 million after-tax). These items reduced diluted earnings per share by $0.07 and $0.05, respectively, for the years ended December 31, 2003 and 2002, respectively.

•	Increase in provision for loan losses in 2003 of $15.5 million.

•	Continued growth in fee income across all business units.

•	Increases in mortgage banking and capital markets revenues in 2003 of $33.5 million.

•	Increase in net realized gains on sales of investment securities.

•	Increases in general and administrative expenses to supporting the growth in Sovereign’s franchise and continued investment in human resources and systems.

     Net Interest Income. Net interest income for 2003 was $1.21 billion compared to $1.16 billion for 2002, or an increase of 4%. The increase in net interest income in 2003 was due to an increase in interest-earning assets. The increase in our assets was funded principally by the increase in low cost core deposits, repurchase agreements and other borrowings. Net interest margin (net interest income divided by average interest-earning assets) was 3.42% for 2003 compared to 3.61% for 2002. The decline in margin was driven by the declining interest rate environment experienced in 2003 which has resulted in reinvestment yields being lower than the yields on maturing assets, and to a lesser extent the reclassification of trust preferred securities expense to net interest margin. This margin compression was partially offset by lower funding costs from downward re-pricing of deposits and a reduced cost of borrowings.

Interest on investment securities available for sale was $585 million for 2003 compared to $615 million for 2002. The decrease in interest income was due to the lower yield on these securities due to declining market interest rates, offset in part by the increase in the average balance of investment securities available for sale from $10.1 billion in 2002 to $11.4 billion in 2003.

Interest on loans were $1.32 billion and $1.39 billion for 2003 and 2002, respectively. The average balance of net loans was $24.0 billion with an average yield of 5.50% for 2003 compared to an average balance of $21.7 billion with an average yield of 6.45% for 2002. The decline in average yields year to year is due to the decrease of market rates experienced during 2003. In addition, the decrease in market interest rates also resulted in higher prepayment experience on fixed rate loans with proceeds being reinvested by Sovereign in lower yielding assets. The overall growth in loans from $23.2 billion at December 31, 2002 to $26.1 billion at December 31, 2003 resulted from origination activity and purchases of bulk loans, principally in the consumer and mortgage loan portfolios. At December 31, 2003, approximately 38% of our loan portfolio reprices monthly or more frequently.

Interest on total deposits was $321 million for 2003 compared to $458 million for 2002. The average balance of deposits was $27.0 billion with an average cost of 1.19% for 2003 compared to an average balance of $25.4 billion with an average cost of 1.81% for 2002. The increase in the average balance was due primarily to the success of marketing initiatives to increase the amount of core deposits, particularly municipal deposits. The decrease in average cost of deposits in 2003 is the result of Sovereign’s ability to reduce deposit rates in the declining interest rate environment.

16 Sovereign Bancorp

Interest on borrowings and other debt obligations was $403 million for 2003 compared to $442 million for 2002. The average balance of total borrowings and other debt obligations was $10.3 billion with an average cost of 3.92% for 2003 compared to an average balance of $8.6 billion with an average cost of 5.11% for 2002. The reduction in the cost of funds on borrowings and other debt obligations resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances. In addition, Sovereign retired certain high cost term funding in 2003. See Note 12 in the Notes to the Consolidated Financial Statements for additional discussion.

Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):

Table 1: Net Interest Margin

	YEAR ENDED DECEMBER 31,
	2003				2002				2001
	Average		Yield/		Average		Yield/		Average		Yield/
	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest	Rate
Interest-earning assets:
Interest-earning deposits	$135,827	$2,141	1.58%		$202,482	$4,620	2.28%		$65,002	$2,522	3.88%
Investment securities(1)
available for sale	11,402,826	608,661	5.34		10,079,134	630,097	6.25		7,974,688	548,430	6.88
held to maturity	487,260	27,190	5.58		748,842	47,043	6.28		1,016,848	68,705	6.76
Loans:
Commercial	10,619,491	530,968	5.00		9,482,973	559,152	5.90		8,222,120	624,301	7.59
Consumer	9,182,145	521,679	5.68		7,745,575	520,216	6.71		6,613,152	513,572	7.77
Residential mortgages	4,520,506	266,808	5.90		4,729,353	318,760	6.74		6,285,920	480,149	7.64
Allowance for loan losses	(315,075)	—	—		(287,141)	—	—		(255,555)	—	—
Net loans(1)(2)	24,007,067	1,319,455	5.50		21,670,760	1,398,128	6.45		20,865,637	1,618,022	7.75

Total interest-earning assets	36,032,980	1,957,447	5.43		32,701,218	2,079,888	6.36		29,922,175	2,237,679	7.48
Non-interest-earning assets	5,370,184	—	—		5,060,035	—	—		4,552,095	—	—

Total assets	$41,403,164	$1,957,447	4.73%		$37,761,253	$2,079,888	5.51%		$34,474,270	$2,237,679	6.49%

Interest-bearing liabilities:
Deposits:
Demand deposit and NOW accounts	$11,063,271	$57,552	0.52%		$9,311,827	$68,039	0.73%		$7,508,165	$71,156	0.95%
Savings accounts	3,109,844	22,403	0.72		2,990,231	38,413	1.28		2,952,215	57,905	1.96
Money market accounts	6,286,992	68,458	1.09		5,695,158	99,161	1.74		4,864,877	144,156	2.96
Certificates of deposits	6,513,741	172,276	2.64		7,363,772	252,674	3.43		8,194,940	432,669	5.28

Total deposits	26,973,848	320,689	1.19		25,360,988	458,287	1.81		23,520,197	705,886	3.00

Total borrowings and other debt obligations(3)	10,291,088	403,434	3.92		8,645,481	441,637	5.11		7,988,839	462,307	5.79

Total interest-bearing liabilities	37,264,936	724,123	1.94		34,006,469	899,924	2.65		31,509,036	1,168,193	3.71
Non-interest-bearing liabilities	1,142,485	—	—		1,222,385	—	—		843,660	—	—
Total liabilities	38,407,421	724,123	1.89		35,228,854	899,924	2.55		32,352,696	1,168,193	3.61
Stockholders’ equity	2,995,743	—	—		2,532,399	—	—		2,121,574	—	—

Total liabilities and stockholders’ equity	$41,403,164	$724,123	1.75		$37,761,253	$899,924	2.38		$34,474,270	$1,168,193	3.39

Net interest spread(4)			2.98%				3.12%				3.10%

Taxable equivalent interest income/net interest margin		1,233,324	3.42%			1,179,964	3.61%			1,069,486	3.57%

Tax equivalent basis adjustment		(27,696)				(20,348)				(15,204)

Net interest income		$1,205,628				$1,159,616				$1,054,282

Ratio of interest-earning assets to interest-bearing liabilities			.97	x			.96	x			.95	x

(1)	Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2003, 2002 and 2001 were $24.0 million, $15.4 million and $10.2 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2003, 2002 and 2001, were $3.7 million, $4.9 million and $5.0 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of net fees of $25.6 million, $29.2 million and $29.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was recorded in other expenses since the obligation was classified on the consolidated balance sheet as Company – Obligated Mandatorily Redeemable Preferred Securities. See Note 12 to the Consolidated Financial Statements for further discussion. Periods prior to July 1, 2003, have not been reclassified to conform with the new presentation.

(4)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

Sovereign Bancorp 17

Management’s Discussion and Analysis

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2003 VS. 2002			2002 VS. 2001
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$(1,279)	$(1,200)	$(2,479)	$3,495	$(1,397)	$2,098
Investment securities available for sale	77,027	(98,463)	(21,436)	134,935	(53,268)	81,667
Investment securities held to maturity	(15,042)	(4,811)	(19,853)	(17,104)	(4,558)	(21,662)
Net loans(1)	141,326	(219,999)	(78,673)	60,474	(280,368)	(219,894)

Total interest-earning assets			(122,441)			(157,791)

Interest-bearing liabilities:
Deposits	27,582	(165,180)	(137,598)	51,633	(299,232)	(247,599)
Borrowings	75,264	(113,467)	(38,203)	36,163	(56,833)	(20,670)

Total interest-bearing liabilities			(175,801)			(268,269)

Net change in net interest income	$99,186	$(45,826)	$53,360	$94,004	$16,474	$110,478

(1)	Includes non-accrual loans and loans held for sale.

     Provision for Loan Losses. The provision for loan losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2003 was $162.0 million compared to $146.5 million for 2002. The higher provision was driven by loan portfolio growth of $3.0 billion, higher net charge-offs in 2003 than in 2002, and recognition of continued slow economic growth. The overall allowance as a percentage of loans outstanding has declined from 1.29% in 2002 to 1.25% in 2003. This is reflective of improvement in credit quality, primarily in portions of the commercial portfolios, and loan growth that slightly favored consumer and residential loans portfolios where reserve requirements are generally lower than in commercial loan portfolios. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.

Sovereign’s net charge-offs for 2003 were $132.8 million and consisted of charge-offs of $165.4 million and recoveries of $32.6 million. This compares to 2002 net charge-offs of $127.3 million consisting of charge-offs of $162.6 million and recoveries of $35.3 million. The increase in charge-offs was driven by the performance of our commercial loan portfolios where net charge-offs increased from $79.8 million in 2002 to $94.1 million in 2003.

The ratio of net loan charge-offs to average loans, including loans held for sale, was .55% for 2003, compared to .58% for 2002. Commercial loan net charge-offs as a percentage of average commercial loans were .89% for 2003, compared to .84% for 2002. Consumer loan net charge-offs as a percentage of average consumer loans were .39% for 2003, compared to .51% for 2002. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .06% for 2003 and .16% for 2002.

     Other Income. Total other income was $522 million for 2003 compared to $433 million for 2002. Several factors contributed to the increase in other income as discussed below.

18 Sovereign Bancorp

Consumer banking fees were $208.8 million for 2003 compared to $179.4 million in 2002. This increase was primarily due to an increase in deposit fees of $25 million to $174 million in 2003 from expansion of our overall deposit base along with a favorable shift in mix from time to core deposit products, and increased cross selling initiatives with existing customers. The Company continues to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Commercial banking fees were $108 million for 2003 compared to $95.1 million in 2002. This increase was due to growth in both commercial loans and commercial core deposits, as well as expanded cash management capabilities and product offerings. Commercial banking loan fees increased by $9.9 million to $44.4 million while commercial deposit fees increased by $3.3 million to $46.2 million, in 2003.

Mortgage banking revenues were $50.0 million for 2003 compared to $28.6 million for 2002. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The primary factor contributing to the increase in mortgage banking revenues was increased loan originations activity associated with record-level mortgage refinancings generated from the historic low rates experienced in 2003. In 2003 and 2002, Sovereign recorded gains related to the sale and securitizations of mortgage loans of $61.2 million and $42.0 million, respectively. The Company recorded an impairment charge related to its mortgage servicing rights of $13.7 million in 2002 compared to $0.8 million in 2003. An increase in the loss on servicing from $0.4 million to $12.1 million resulted from increased amortization of mortgage servicing rights due to anticipated increased prepayment speeds on the underlying loans. At December 31, 2003, Sovereign serviced for others $6.5 billion of residential loans as compared to $6.1 billion at December 31, 2002. Sovereign’s related mortgage servicing right asset was $77.2 million at December 31, 2003 and $55.5 million at December 31, 2002. See Note 8 in the consolidated financial statements for a discussion on the valuation techniques utilized to estimate the fair value of Sovereign’s mortgage servicing right capitalized asset, as well as the amount of mortgage servicing right impairment charges and amortization that was recorded in 2003 and 2002. The increase in interest rates in the third quarter of 2003 reduced mortgage origination activity, compared to the first half of the year. Management’s, as well as industry, expectations are for mortgage originations to decline significantly in 2004 compared to 2003, which will result in a reduction in Sovereign’s mortgage banking revenue.

Capital Markets revenues were $27.0 million in 2003 and $15.0 million in 2002. Since inception in 2000, Sovereign has expanded its Capital Markets product offerings. Initially, we provided risk management services for corporate clients including foreign exchange, investments and derivatives, and securitization expertise. We have since added merger and acquisitions expertise to assist corporate clients. In November 2001, we expanded our offerings further with the formation of a broker dealer. In August 2002, Sovereign added an agency underwriting group in Sarasota, Florida. We anticipate our capital markets revenues will continue to grow in 2004 as we penetrate our existing customer base and develop new customer relationships.

Net gains on sales of investment securities and related derivatives were $66.1 million for 2003, compared to $51.4 million for 2002. Included in 2003 and 2002 results were impairment charges of $7.4 million and $4.8 million, respectively, related to our retained interests in securitizations and charges of $1.1 million and $4.0 million, respectively, associated with certain venture capital and equity investments. See Note 23 in the consolidated financial statements for a discussion of our retained interests in securitized assets.

General and Administrative Expenses. Total general and administrative expenses were $865 million for 2003 compared to $820 million in 2002, or an increase of 5%. The 2003 results include a full year of expenses related to the acquisition of Main Street Bancorp in March 2002, as well as higher levels of technology costs related to the conversion of our item processing platform related to our branch network and other technology initiatives. In addition compensation and benefits, marketing and other administrative expenses have increased to support the growth in our franchise. Although general and administrative expenses have increased, Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2003 was 52.0% compared to 53.2% for 2002, as net interest income and recurring non-interest income have risen at a faster rate than general and administrative expenses.

Sovereign Bancorp 19

Management’s Discussion and Analysis

     Other Expenses. Total other expenses were $146.5 million for 2003 compared to $159 million for 2002. Other expenses included amortization expense of core deposit intangibles of $73.8 million for 2003 compared to $80.3 million for 2002. Also the Company changed its method of accounting for trust preferred securities expenses beginning on July 1, 2003, to include these costs in interest expense (see Note 12 to the Consolidated Financial Statements). Prior period amounts were not reclassified. As previously discussed, Sovereign incurred debt extinguishment losses of $29.8 million in 2003 and merger related expenses in connection with the acquisition of Main Street of $15.9 million in 2002.

     Income Tax Provision. The income tax provision was $153 million for 2003 compared to a provision of $125 million for 2002. The effective tax rate for 2003 was 27.6% compared to 26.7% for 2002. The current year tax rate differs from the statutory rate of 35% due principally to income from tax-exempt investments, non-taxable income related to bank-owned life insurance and low-income housing tax credits. The increase in the effective tax rate in 2003 was due to an increase in the proportion of taxable income to favorable permanent book/tax differences. For additional information with respect to Sovereign’s income taxes, see Note 19 in the Notes to Consolidated Financial Statements.

     Line of Business Results. The Company’s reportable segments are as follows: the Consumer Bank, the Corporate Bank and Treasury & Other. For additional discussion of these business lines and the Company’s related accounting policies, see Note 27 to the Notes to the Consolidated Financial Statements.

The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credit. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial loans (including asset-based loans) and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and other minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time. Where practical, the results are adjusted to present consistent methodologies for the segments. However, no changes have occured in 2003 that required restatements of prior period information. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

Consumer Bank net interest income increased $49.1 million to $953.5 million in 2003. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits. The average balance of Consumer Bank loans was $13.7 billion with a yield of 5.75% versus $12.5 billion at a yield of 6.72% during 2003 and 2002, respectively. The average balance of deposits was $27.0 billion at a cost of 1.19% in 2003 compared to $25.4 billion at an average cost of 1.81% in 2002. The increase in non-interest income of $65.1 million to $310.7 million for 2003 was generated by deposit fees and loan fees, which grew in tandem with the increased level of deposits and loans. Mortgage banking revenues were significantly higher in 2003 compared to 2002 due to an increase on the gains on sale and securitization of mortgage loans and declines in impairment charges for mortgage servicing rights. The provision for loan losses declined modestly in 2003 to $38.7 million from $45.9 million in 2002 due to the lower level of consumer and residential loan charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $650.2 million for 2002 to $677.1

20 Sovereign Bancorp

million for 2003. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.

Corporate Bank net interest income increased $32.4 million to $291.7 million for 2003 compared to 2002. The increase in net interest income was principally due to loan growth, combined with a reduction in costs to fund that loan growth. The average balance of Corporate Bank loans was $10.6 billion with a yield of 5.00% in 2003 versus $9.5 billion at a yield of 5.90% during 2002. Non-interest income has increased by $19.0 million to $88.7 million principally from an increase in loan fees and capital markets revenues. The provision for loan losses increased by $13.7 million in 2003 to $94.1 million compared to 2002 due to a higher level of net charge-offs in 2003. General and administrative expenses (including allocated corporate and direct support costs) increased from $131.0 million for 2002 to $143.9 million in 2003. The increase was due in part to increased costs to support the Corporate Bank’s loan growth, as well as additional investment in the cash management and capital markets businesses.

The net loss before income taxes for Treasury & Other increased from $104.9 million in 2002 to $128.3 million in 2003. Net interest expense increased from $4.1 million in 2002 to $39.5 million for 2003 due to the decline in yield on the investment portfolio and the classification of trust preferred securities expense in net interest margin effective July 1, 2003. The Treasury & Other segment includes net gains on security and derivative transactions of $73.5 million in 2003, as compared to $56.0 million recorded in 2002. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment. The 2003 results also include a pre-tax loss of $29.8 million on the extinguishment of debt while 2002 results included charges of $15.9 million for merger and integration charges associated with the acquisition of Main Street Bancorp, Inc. (the “Main Street Acquisition”).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2002	2001

Net interest income	$1,159,616	$1,054,282
Provision for loan losses	146,500	97,100
Total non-interest income	432,526	414,403
General and administrative expenses	820,107	777,285
Other expenses	158,980	454,430
Net income	$341,985	$116,821
Basic earnings per share	$1.32	$.48
Diluted earnings per share	$1.23	$.45

The major factors affecting comparison of earnings between 2002 and 2001 were:

•	Merger related and integration costs and other restructuring charges, which on an after-tax basis totaled $14 million in 2002 and $170 million in 2001, respectively.

•	Increase in provision for loan losses in 2002 of $49.4 million.

•	Acquisition of Main Street Bancorp, Inc. in 2002.

•	Adoption of Statements of Financial Accounting Standards No.123, “Accounting for Stock Based Compensation,” and No.142, “Goodwill and Other Intangible Assets” in 2002.

•	Increase in net interest margin from 3.57% in 2001 to 3.61% in 2002 due to core deposit growth and an increase in the level of our interest earning assets coming from internal generation of capital.

•	Continued growth in consumer and commercial banking fee income in 2002 of $41.2 million.

•	Reduction in mortgage banking fee revenues in 2002 of $40.9 million.

Sovereign Bancorp 21

Management’s Discussion and Analysis

•	Sale of retail branch locations in 2001 resulting in a gain of $28.1 million.

•	Increase in net realized gains on sales of investment securities.

The results for 2002 and 2001 include the effects of certain items. These items should be considered in the comparison of the annual results. The 2002 results include charges related to the Main Street Acquisition of $21.9 million consisting of additional loan loss provision of $6 million ($3.9 million after-tax) and merger related expenses of $15.9 million ($10.3 million after-tax). The 2001 results include charges of $10.1 million ($6.5 million after-tax) related to extinguishment of debt, $8.5 million ($5.5 million after-tax) of restructuring charges related to the closure of 14 in-store offices and a redirection of e-commerce efforts, and as more fully discussed in Note 28 to the Consolidated Financial Statements, $243 million ($158 million after-tax) for payments to FleetBoston, pursuant to the terms of a non-solicitation agreement. Total payments made to FleetBoston under the non-solicitation agreement were $363 million. Sovereign expensed such payments ratably from the completion of the acquisition in 2000 until final payment in September 2001.

The items outlined above reduced diluted earnings per share by $0.05 and $0.66, respectively, for the years ended December 31, 2002 and 2001.

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

Interest on loans were $1.39 billion and $1.61 billion for 2002 and 2001, respectively. The average balance of net loans was $21.7 billion with an average yield of 6.45% for 2002 compared to an average balance of $20.9 billion with an average yield of 7.75% for 2001. The decline in average yields year to year is due to the decrease of market rates experienced during 2002. In addition, the decrease in market interest rates also resulted in higher prepayment experience on fixed rate loans with proceeds being reinvested in lower yielding assets. The overall growth in loans from $20.4 billion at December 31, 2001 to $23.2 billion at December 31, 2002 resulted from origination activity and purchases of bulk loans, principally in the consumer bank, as well as the acquisition of Main Street. At December 31, 2002, approximately 36% of our loan portfolio repriced monthly or more frequently.

Interest on total deposits was $458 million for 2002 compared to $706 million for 2001. The average balance of total deposits was $25.4 billion with an average cost of 1.81% for 2002 compared to an average balance of $23.5 billion with an average cost of 3.00% for 2001. The increase in the average balance was due primarily to the success of marketing initiatives to increase the amount of core deposits, such as our Extreme checking product, as well as the Main Street acquisition. The decrease in average cost of deposits in 2002 was the result of the declining interest rate environment.

Interest on borrowings and other debt obligations was $442 million for 2002 compared to $462 million for 2001. The average balance of total borrowings and other debt obligations was $8.6 billion with an average cost of 5.11% for 2002 compared to an average balance of $8.0 billion with an average cost of 5.79% for 2001. The reduction in the cost of funds on borrowings and other debt obligations resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances.

22 Sovereign Bancorp

     Provision for Loan Losses. The provision for loan losses is based upon credit loss experience and an estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2002 was $146.5 million compared to $97.1 million for 2001. The higher provision was required because of growth in loan portfolios, increased levels of non-performing loans, and continued economic weakness resulting in charge-offs. The overall allowance as a percentage of loans outstanding has remained relatively consistent, declining from 1.30% in 2001 to 1.29% in 2002. Management regularly evaluates the risk inherent in its loan portfolio and increases its allowance for loan losses through increases to its loan loss provision as deemed necessary.

Sovereign’s net charge-offs for 2002 were $127.3 million and consisted of charge-offs of $162.6 million and recoveries of $35.3 million. This compares to 2001 net charge-offs of $88.8 million consisting of charge-offs of $121.0 million and recoveries of $32.2 million. The increase in charge-offs was driven by performance of our commercial loan portfolios where net charge-offs increased from $43.0 million in 2001 to $79.8 million in 2002. This increase in commercial charge-offs was impacted by one significant credit which resulted in a $15.5 million charge-off in 2002 as well as continued weakness in the general business climate. Residential loan net charge-offs increased $2.7 million from 2001 due to sales of non-performing residential loans in the first and fourth quarters of 2002.

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

Consumer banking fees were $179 million for 2002 compared to $158 million in 2001. This increase was primarily due to an expansion of our overall deposit base along with a favorable shift from time to core deposit products, increased cross selling initiatives with existing customers and attracting new customers. The Company continued to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Commercial banking fees were $95.1 million for 2002 compared to $75.8 million in 2001. This increase was due to growth in both commercial loans and commercial core deposits, as well as increased cash management capabilities and product offerings.

Mortgage banking revenues were $28.6 million for 2002 compared to $69.5 million for 2001. The principal components of mortgage banking revenues are gains from the sale or securitization of mortgage loans, servicing fees, amortization of mortgage servicing rights and changes in the valuation allowance related to mortgage servicing rights. The primary factor contributing to the decline in mortgage banking revenues was the reduction of gains on the sale or securitization of residential mortgage loans. In 2001, the Company generated gains of $72.4 million related to sales and securitizations of mortgage loans. In 2002, Sovereign had gains related to the sale and securitizations of mortgage loans of $42.0 million. At December 31, 2002, Sovereign serviced $6.1 billion of residential loans for others as compared to $5.1 billion at December 31, 2001. Sovereign’s related mortgage servicing right capitalized asset was $55.5 million at December 31, 2002 and $50.7 million at December 31, 2001. See Note 8 in the consolidated financial statements for a discussion on the valuation techniques utilized to estimate the fair value of Sovereign’s mortgage servicing right capitalized asset, as well as the amount of mortgage servicing right impairment charges and amortization that was recorded in 2002 and 2001.

The Capital Markets Group generated revenue of $15.0 million in 2002 and $11.2 million in 2001. Since inception in 2000, Sovereign has expanded its Capital Markets product offerings. Initially, we provided risk management services for corporate clients including foreign exchange, investments and derivatives, and securitization expertise. We have since added merger and acquisitions expertise to assist corporate clients. In November 2001, we expanded our offerings with the formation of a broker dealer. In late 2002, Sovereign added an agency underwriting group in Sarasota, Florida.

Miscellaneous income was $19.6 million for 2002 compared to $42.2 million in 2001. 2001 results included a $28.1 million gain related to the sale of branches located in southern New Jersey, Delaware and eastern Pennsylvania.

Sovereign Bancorp 23

Management’s Discussion and Analysis

Net gains on sales of investment securities and related derivatives were $51.4 million for 2002, compared to $15.5 million for 2001. The 2002 results include increased realized gains of available for sale investment securities. Included in 2002 results were impairment charges of $4.8 million related to our retained interests in securitizations and $4.0 million associated with certain venture capital and equity investments. See Note 23 in the consolidated financial statements for a discussion of our retained interests in securitized assets. In 2001, as part of a balance sheet deleveraging strategy, Sovereign sold certain investment securities and used the proceeds to pay off borrowings. Upon repayment of these borrowings, the related swaps hedging these advances were terminated, resulting in a reclassification of $14.7 million of deferred losses out of accumulated other comprehensive income into earnings. In these instances of balance sheet deleveragings, such hedge gains or losses are netted against the offsetting security loss or gain.

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

     Other Expenses. Total other expenses were $159 million for 2002 compared to $454 million for 2001. Other expenses included amortization expense for intangible assets of $80.3 million for 2002 compared to $134 million for 2001. The decrease in amortization expense resulted from the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinued the amortization of indefinite lived intangible assets and goodwill effective January 1, 2002. Amortization of goodwill recorded in 2001 was $31.0 million. Trust preferred securities and other minority interest expense increased from $59.1 million in 2001 to $62.8 million in 2002.

In November 2000, the Company announced a restructuring initiative. In addition to realigning the Office of the Chief Executive Officer and the Company around customer channels, Sovereign analyzed front and back office operations and computer operating platforms and eliminated approximately 500 positions. In total, Sovereign recorded $27 million in restructuring costs, $8.5 million of which was recorded in 2001 related to the closure of 14 “in-store” offices and a redirection of e-commerce efforts. The balance of the costs associated with this program was recorded in 2000. In connection with Sovereign’s 2002 acquisition of Main Street Bancorp, Sovereign recorded charges of $15.9 million associated principally with the costs incurred for consolidation of branches and Sovereign offices closed and account conversions.

As part of the FleetBoston Acquisition, Sovereign was required to pay $363 million over a period from January 1, 2001 through September 2001, $120 million of which was expensed during 2000 and the remaining $243 million expensed in 2001 subject to FleetBoston’s performance of non-solicitation obligations under the purchase agreement and satisfaction of certain other conditions.

In March 2001, Sovereign completed a $400 million term and revolving credit facility with Bank of Scotland of which $350 million was drawn to prepay an existing $350 million senior secured credit facility. In connection with this transaction, Sovereign recorded a debt extinguishment loss of $10.1 million including the write-off of deferred issuance costs. This charge was reflected, net of tax, as an extraordinary item in accordance with generally accepted accounting principles at that time, in our 2001 financial statements. However, in accordance with SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” this amount is no longer permitted to be classified as an extraordinary item and as such has been reclassified to other expenses.

     Income Tax Provision. The income tax provision was $125 million for 2002 compared to a provision of $23 million for 2001. The effective tax rate for 2002 was 26.7% compared to 16.5% for 2001. The 2002 tax rate differs from the statutory rate of 35% due in part to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate for 2001 is lower than the 2002 rate due to the high proportion of permanent tax differences in relation to the recorded pretax income. For additional information with respect to Sovereign’s income taxes, see Note 19 in the Notes to Consolidated Financial Statements.

24 Sovereign Bancorp

     Line of Business Results. During 2002, the Company established the following reportable segments: the Consumer Bank, the Corporate Bank and Treasury & Other. For additional discussion of these business lines and the Company’s related accounting policies, see Note 27 of the Notes to the Consolidated Financial Statements.

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

The net loss before income taxes for Treasury & Other decreased from $449.3 million in 2001 to $104.9 million in 2002. In 2002, net interest income increased from net expense of $70.3 million to net expense of $4.1 million. In addition, the Treasury & Other segment includes net gains on security and derivative transactions of approximately $51 million in 2002, as compared to approximately $16 million recorded in 2001. The 2001 results also include expense of $243.2 million for the payments pursuant to FleetBoston’s non-solicitation obligations, as well as amortization of goodwill of $31.0 million. There was no expense for non-solicitation payments to FleetBoston or goodwill amortization recorded pursuant to the Company’s adoption of SFAS No. 142 in 2002.

Critical Accounting Policies

MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. We have identified accounting for the allowance for loan losses, securitizations and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The Company’s senior management has reviewed these critical accounting policies and estimates with its audit committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2.

     Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. Changes in these estimates could have a direct impact on the provision for loan losses recorded in the income

Sovereign Bancorp 25

Management’s Discussion and Analysis

statement and could result in a change in the recorded allowance. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this MD&A.

     Securitizations. Securitization is a process by which a legal entity issues certain securities to investors, which pay a return based on the cash flows from a pool of loans or other financial assets. Sovereign has securitized mortgage loans, home equity loans, and other consumer loans, as well as automotive floor plan loans that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

In the case where Sovereign transferred financial assets to a special purpose entity, a decision must be made as to whether that transfer should be considered a sale and whether the assets transferred to the special purpose entity should be consolidated into the Company’s financial statements or whether the non-consolidation criteria have been met according to generally accepted accounting principles. The accounting guidance governing sale and consolidation of securitized financial assets is included in SFAS No. 140.

Accounting for the valuation of retained interests in securitizations requires management judgment since these assets are established and accounted for based on discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows, including assumptions about loan repayment rates, credit loss experience, and servicing costs, as well as discount rates that consider the risk involved. Because the values of these assets are sensitive to changes to assumptions, the valuation of retained interests is considered a critical accounting estimate. Note 1 and Note 23 to the consolidated financial statements include further discussion on the accounting for these assets and provide sensitivity analysis showing how the fair value of these assets would respond to adverse changes in the key assumptions utilized to value these assets.

     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $1.0 billion at December 31, 2003.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets, “ on January 1, 2002. This statement provides that goodwill and other indefinite lived intangible assets will no longer be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets. Prior to adopting SFAS No. 142, the Company amortized goodwill over periods not exceeding 25 years.

The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 required an initial impairment test within six months after adoption and annually thereafter. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. No charge for impairment of goodwill has been required under the provisions of SFAS No. 142 in 2003 or 2002.

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

26 Sovereign Bancorp

Recent and Pending Acquisitions

On February 6, 2004, Sovereign completed the acquisition of First Essex for approximately $406 million. A cash payment of $208 million was made in connection with the transaction with the remaining consideration consisting of the issuance of shares of Sovereign’s common stock. First Essex had approximately $1.7 billion in assets and was headquartered in Andover, Massachusetts, with 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in New Hampshire. Management expects that this acquisition will further fortify our presence in both of these states and give us greater leverage in commercial and retail banking in these markets. Sovereign expects to record certain merger related and restructuring charges of approximately $.07 per diluted share, in the first quarter of 2004. The majority of these charges relate to closing Sovereign branch and office locations which will be serviced by acquired First Essex properties.

On January 26, 2004, Sovereign announced the execution of a definitive agreement to acquire Seacoast for approximately $1.1 billion in common stock. Upon completion of the acquisition, Seacoast shareholders will be entitled to receive 1.461 shares of Sovereign common stock, subject to specified adjustment. If Sovereign’s average closing share price drops below $23.96 per share during a 15 day period prior to receipt of shareholder and regulatory approvals, the exchange ratio shall increase to provide Seacoast shareholders with $35 of value, but in no event will the exchange ratio exceed 1.623 shares of Sovereign stock per share of Seacoast stock. Seacoast has $5.4 billion of assets (proforma for its pending acquisition of Abington Bancorp, Inc. (“Abington”) which is expected to close in the beginning of the second quarter of 2004) and is a bank holding company based in New Bedford, Massachusetts with 67 banking offices throughout Southeastern Massachusetts (proforma for its pending Abington acquisition). As a result of this transaction, Sovereign is expected to achieve a top four market share in each of the five fastest growing counties and the five largest counties in Massachusetts, including the Boston metro market. Sovereign’s acquisition of Seacoast is expected to close in the third quarter of 2004, subject to regulatory and Seacoast shareholder approval. Sovereign anticipates recording merger related and restructuring charges of approximately $.07 per diluted share that is primarily related to system conversion costs and office and branch consolidations.

Financial Condition

     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2003 was $26.1 billion, compared to $23.2 billion at December 31, 2002, and was comprised of $11.1 billion of commercial loans, $10.0 billion of consumer loans and $5.1 billion of residential loans. This compares to $10.3 billion of commercial loans, $8.5 billion of consumer loans, and $4.3 billion of residential loans at December 31, 2002.

Commercial loans grew by 7% during 2003 to $11.1 billion principally due to loan origination activity. Consumer loans grew by 18% in 2003 to $10.0 billion as a result of loan origination activity as well as loan purchases. Residential loans increased to 19.4% of the total loan portfolio at December 31, 2003 as compared to 18.8% at December 31, 2002. This increase is due principally to loan purchases that were executed in the fourth quarter of 2003. Loan sales or conversion into mortgage-backed securities amounted to $0.2 billion during 2003, compared with sales or conversions of $0.9 billion during 2002.

Sovereign Bancorp 27

Management’s Discussion and Analysis

Table 3 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

Table 3: Composition of Loan Portfolio

	AT DECEMBER 31,
	2003		2002		2001		2000		1999
	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent	Balance	Percent
Commercial real estate loans	$4,353,494	16.6%	$4,132,644	17.8%	$2,987,747	14.6%	$2,793,616	12.7%	$1,516,953	10.6%
Commercial and industrial loans	5,365,062	20.5	4,757,822	20.5	4,556,628	22.3	4,414,526	20.1	1,690,744	11.8
Other	1,345,130	5.2	1,436,290	6.2	1,069,658	5.2	959,564	4.4	1,156,499	8.1

Total Commercial Loans	11,063,686	42.3	10,326,756	44.5	8,614,033	42.1	8,167,706	37.2	4,364,196	30.5

Home equity loans	6,457,682	24.7	5,165,834	22.3	3,756,391	18.4	3,256,318	14.9	1,957,945	13.7
Auto loans	3,240,383	12.4	3,038,976	13.1	2,733,106	13.4	2,172,403	9.9	1,934,377	13.5
Other	312,224	1.2	314,356	1.4	341,265	1.7	354,478	1.6	287,463	2.1

Total Consumer Loans	10,010,289	38.3	8,519,166	36.8	6,830,762	33.5	5,783,199	26.4	4,179,785	29.3
Residential Real Estate Loans	5,074,684	19.4	4,347,512	18.7	5,005,219	24.4	7,978,857	36.4	5,744,484	40.2%
Total Loans	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%	$21,929,762	100.0%	$14,288,465	100.0%

Total Loans with:
Fixed rates	$15,171,129	58.0%	$13,599,898	58.6%	$12,875,742	63.0%	$14,165,535	64.6%	$8,769,876	61.4%
Variable rates	10,977,530	42.0	9,593,536	41.4	7,574,272	37.0	7,764,227	35.4	5,518,589	38.6

Total Loans	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%	$21,929,762	100.0%	$14,288,465	100.0%

Table 4 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2003 (in thousands):

Table 4: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2003, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$775,835	$1,656,370	$1,921,289	$4,353,494
Commercial and industrial loans	2,227,676	2,408,994	728,392	5,365,062
Other commercial	699,404	397,820	247,906	1,345,130

Total	$3,702,915	$4,463,184	$2,897,587	$11,063,686

Loans with:
Fixed rates	$277,756	$1,506,181	$1,088,908	$2,872,845
Variable rates	3,425,159	2,957,003	1,808,679	8,190,841

Total	$3,702,915	$4,463,184	$2,897,587	$11,063,686

     Investment Securities. Sovereign’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by FNMA, FHLMC and other non agency issuers. Sovereign’s strategy is to purchase liquid investments with intermediate maturities (average duration of 4-5 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of the total investment portfolio at December 31, 2003 was 4.03 years, versus 1.6 years at December 31, 2002. The increase in duration principally resulted from a mild rise in interest rates during the last four months of 2003. Sovereign also holds $257 million of corporate trust preferred securities, all with maturities in excess of 10 years.

28 Sovereign Bancorp

In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 6 for further discussion and analysis of why the unrealized losses in the investment portfolio at December 31, 2003 were considered temporary.

During 2003 and 2002, the Company converted $169 million and $776 million, respectively, of residential mortgage loans into mortgage-backed securities. The book value of these loans was reclassified from loans to investment securities upon securitization. Classification as available for sale or held to maturity was determined as discussed below.

     Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. Substantially all our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign’s investment securities available for sale, see Note 6 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties. During 2003 and 2002, the Company recorded impairment charges of $7.4 million and $4.8 million on retained interests in securitized assets that are classified as available for sale.

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

In December 2003, the Company reclassified $2.1 billion of investments from available for sale to held to maturity. These investments, for which management intends and has the ability to hold to maturity, had an unrealized loss at the time of transfer of $23 million. This unrealized loss will be amortized from accumulated other comprehensive income and into earnings over the life of the related investment securities. However, this reclassification is not expected to have an impact on net interest income as the investments are expected to be amortized to par over the same period.

The actual maturities of the mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. No impairment associated with held-to-maturity securities was recorded in 2003 or 2002.

Sovereign Bancorp 29

Management’s Discussion and Analysis

Table 5 presents the book value of investment securities by obligor and Table 6 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2003 (dollars in thousands):

Table 5: Investment Securities by Obligor

	AT DECEMBER 31,
	2003	2002	2001
Investment securities available for sale:
U.S. Treasury and government agency securities	$7,598,747	$7,237,125	$7,442,082
State and municipal securities	20,132	23,554	24,392
Other securities	2,483,740	3,472,885	2,115,205

Total investment securities available for sale	$10,102,619	$10,733,564	$9,581,679

Investment securities held to maturity:
U.S. Treasury and government agency securities	$1,704,114	$626,498	$874,059
State and municipal securities	754,240	2,069	4,128
Other securities	57,998	3,946	5,250

Total investment securities held to maturity	$2,516,352	$632,513	$883,437

Table 6: Investment Securities of Single Issuers

	AT DECEMBER 31, 2003
	Amortized	Fair
	Cost	Value
Lehman ABS Corporation	$399,247	$399,038
Structured Asset Securities Corporation	783,930	784,337

Total	$1,183,177	$1,183,375

     Goodwill and Intangible Assets. Goodwill and other intangible assets decreased to $1.30 billion at December 31, 2003, from $1.37 billion in 2002. Goodwill and other intangibles represented 2% of total assets and 32% of stockholders’ equity at December 31, 2003, and is comprised of goodwill of $1.0 billion and core deposit intangible assets of $269 million. The decrease in goodwill and other intangible assets was due to core deposit intangible asset amortization.

Sovereign established core deposit intangibles (CDI) in instances where core deposits were acquired in purchase business combinations. Sovereign determined the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent time deposit rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows were based on the average expected life of the deposits acquired for each product less cost to service the deposits. The CDI associated with our various acquisitions are being amortized over the expected life of the underlying deposits, which is for periods up to 10 years.

     Other Assets. Other assets at December 31, 2003 were $1.6 billion compared to $1.8 billion at December 31, 2002. Included in other assets at December 31, 2003 and December 31, 2002 were $214 million and $467 million of loans in process, respectively, $391 million and $362 million of assets associated with our precious metals business, respectively, $122 million and $87 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $155 million and $125 million, respectively.

30 Sovereign Bancorp

     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at December 31, 2003 were $27.3 billion, compared to $26.9 billion at December 31, 2002. The increase is attributable to Sovereign’s continued emphasis on strategies to grow core deposits and limit higher priced time deposits. Core deposits increased in 2003 by $1.5 billion while time deposits declined by $1.0 billion. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin in a prior section of this MD&A.

     Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2003 were $12.2 billion, compared to $8.8 billion at December 31, 2002. We increased our level of borrowings in 2003 to fund earning asset growth. All obligations with the exception of the Senior secured credit facility, the Senior notes and the Junior subordinated debentures to Capital Trusts are Sovereign Bank obligations and have priority over holding company obligations.

Sovereign Bancorp 31

Management’s Discussion and Analysis

Table 7 summarizes information regarding borrowings and other debt obligations (in thousands):

Table 7: Details of Borrowings

	DECEMBER 31,
	2003	2002
Securities sold under repurchase agreements:
Balance	$1,793,391	$1,538,300
Weighted average interest rate at year-end	1.13%	0.82%
Maximum amount outstanding at any month-end during the year	$2,528,000	$1,538,300
Average amount outstanding during the year	$1,832,662	$632,627
Weighted average interest rate during the year	0.41%	1.87%
Federal Funds Purchased:
Balance	400,000	—
Weighted average interest rate at year-end	0.97%	—%
Maximum amount outstanding at any month-end during the year	$550,000	$335,000
Average amount outstanding during the year	$217,739	$118,313
Weighted average interest rate during the year	1.06%	1.70%
FHLB advances:
Balance	$6,755,330	$5,395,116
Weighted average interest rate at year-end	3.55%	4.22%
Maximum amount outstanding at any month-end during the year	$7,443,954	$6,985,954
Average amount outstanding during the year	$5,948,085	$5,996,376
Weighted average interest rate during the year	4.94%	5.12%
Senior Secured Credit Facility:
Balance	$50,000	$120,000
Weighted average interest rate at year-end	2.67%	3.91%
Maximum amount outstanding at any month-end during the year	$120,000	$245,000
Average amount outstanding during the year	$78,132	$198,516
Weighted average interest rate during the year	6.37%	5.81%
Asset-Backed Floating Rate Notes:
Balance	$1,571,074	$821,000
Weighted average interest rate at year-end	(0.16)%	1.80%
Maximum amount outstanding at any month-end during the year	$1,573,409	$821,000
Average amount outstanding during the year	$936,273	$821,000
Weighted average interest rate during the year	1.47%	2.59%
Senior Notes:
Balance	$595,790	$904,573
Weighted average interest rate at year-end	7.95%	9.75%
Maximum amount outstanding at any month-end during the year	$905,715	$904,573
Average amount outstanding during the year	$660,144	$884,667
Weighted average interest rate during the year	8.02%	9.61%
Subordinated Notes:
Balance	$775,266	$49,995
Weighted average interest rate at year-end	3.02%	8.05%
Maximum amount outstanding at any month-end during the year	$785,022	$49,995
Average amount outstanding during the year	$514,153	$49,987
Weighted average interest rate during the year	3.87%	8.04%
Junior Subordinated Debentures to Capital Trusts:
Balance	$256,752	$—
Weighted average interest rate at year-end	5.79%	—%
Maximum amount outstanding at any month-end during the year	$256,752	$—
Average amount outstanding during the year(1)	$103,814	$—
Weighted average interest rate during the year	7.74%	—%
Other Debt:
Balance	$—	$305
Weighted average interest rate at year-end	—%	8.36%
Maximum amount outstanding at any month-end during the year	$263	$8,607
Average amount outstanding during the year	$80	$2,859
Weighted average interest rate during the year	7.11%	7.28%

(1) Effective July 1, 2003, Sovereign reclassified these obligations to liabilities.

Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to Sovereign’s borrowings.

32 Sovereign Bancorp

In March 2003, Sovereign completed a tender offer for its outstanding 8.625% Senior Notes due March 2004 (“8.625% Notes”) and its outstanding 10.25% Senior Notes due May 2004 (“10.25% Notes”). In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% Notes and $162.4 million of the 10.25% Notes incurring a loss on this debt extinguishment of $29 million ($18.8 million, net of tax), or $0.07 per diluted share, in the first quarter of 2003. Sovereign funded the purchase of the notes with cash on hand and from dividends from Sovereign Bank. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand.

During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par in August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital. In the third quarter of 2003, Sovereign entered into an interest rate swap that converted the March subordinated notes from a fixed interest rate obligation to a floating interest rate obligation. Included in the March subordinated note is a debit of $20 million for the fair value adjustment related to the interest rate swap.

In November of 2003, Sovereign Bank entered into an asset backed $750 million financing transaction with an international bank. See Note 12 to the Consolidated Financial Statements for further discussion of this transaction.

Effective July 1, 2003, the Company changed its accounting policy for Trust Preferred Securities and reclassified these obligations from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” In addition, effective December 31, 2003, Sovereign adopted FASB Interpretation No. 46 which required the Company to deconsolidate the special purpose entities which issued the Trust Preferred Securities. See Note 1 to the Consolidated Financial Statements for additional discussion. At December 31, 2003, Sovereign has outstanding $256.8 million ($268.0 million redemption value) of junior subordinated debentures to capital trusts that have stated maturities ranging from 2027 through 2031, and have stated dividends of 8.75% to 9.875% of par value. The difference between carrying amount and redemption value of the junior subordinated debentures issued to the capital trusts is being accreted into expense over the life of the securities using the effective interest method.

On November 15, 1999, Sovereign issued 5,750,000 units of PIERS generating net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030. At the time of issuance, each PIERS unit consisted of (1) a preferred capital security issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a face amount of $50 and (2) a warrant to purchase, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as Sovereign’s stock traded at certain specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the redemption of the preferred capital security by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the remarketed securities and provided the lowest bid. Consequently, Sovereign purchased the remarketed preferred securities at $32.79 per unit. Prior to completing the redemption of the preferred capital security, Sovereign issued 30,626,632 shares of common stock to those holders of its warrants who gave notice to exercise, with fractional shares paid in cash. All other warrants were redeemed at their warrant value of $17.21 when the trust capital security was redeemed. See Note 13 to the Consolidated Financial Statements for a more detailed discussion on Sovereign’s Trust Preferred Securities.

Sovereign Bancorp 33

Management’s Discussion and Analysis

On February 26, 2004, Sovereign completed the offering of $700 million of Trust PIERS, and in March 2004, Sovereign raised an additional $100 million of PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 which represented an undivided beneficial ownership interest in the assets of the Trust, and consists of:

•	A junior subordinated debentures issued by Sovereign, each of which will have a principal amount at maturity of $50, a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of common stock from Sovereign at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

Holders may convert each of their Trust PIERS into 1.6301 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock (which initially is $30.67 per share) over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period. The Trust will not be consolidated in Sovereign’s financial statements; however, the proceeds will be divided between borrowings and equity, respectively, in proportion to their relative fair values and the value of the warrants and the junior subordinated debenture issued by Sovereign to the Trust will be reflected in “Stockholders’ Equity” and “Borrowings and other debt obligations” on Sovereign’s consolidated balance sheet.

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

In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2003, off-balance sheet QSPEs had $1.2 billion of debt related to assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $109 million at December 31, 2003, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. This amount is classified in investments available for sale on the Consolidated Balance Sheet. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. See the discussion in our “Critical Accounting Policies” section of this MD&A, and Note 23 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.

Additionally, Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity and/or available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities available for sale based on their relative fair values.

34 Sovereign Bancorp

     Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in “Trust preferred securities and other minority interest expense” on the Consolidated Statement of Operations.

Credit Risk Management

Extending credit to our customers exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Credit Policy Committee and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In addition to being subject to the judgment and dual approval of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign’s credit standards. The largest loans require approval by the Credit Policy Committee.

The Retail Loan Review Group and the Commercial Asset Review Group conduct ongoing, independent reviews of Sovereign’s loan portfolios and the lending process to ensure accurate risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, such as economic conditions, industry trends, nature of collateral, collateral margin, payment history, or other factors. Commercial loan credit quality is considered strong, but is always subject to scrutiny by line management, credit officers and the independent Commercial Asset Review Group.

Sovereign’s loan portfolio composition has shifted slightly as the portfolio was 19.4% residential, 38.3% consumer and 42.3% commercial at December 31, 2003, compared to 18.7% residential, 36.8% consumer and 44.5% commercial at December 31, 2002.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign’s strategies for managing the related credit risk.

     Commercial Loans. Commercial loans represent commercial real estate loans, loans to commercial and industrial customers, automotive dealer floor plan loans, and loans to auto lessors. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Pennsylvania, New Jersey, and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist.

     Consumer Loans. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 85%, or credit insurance is purchased to limit exposure. The auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. The portion of the consumer portfolio at December 31, 2003, which is secured by real estate, vehicles, deposit accounts or government guarantees, comprises 98% of the entire consumer portfolio.

     Residential Loans. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is

Sovereign Bancorp 35

Management’s Discussion and Analysis

minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted or purchased in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the Federal Home Loan Mortgage Corporation (“FHLMC”) or the Federal National Mortgage Association (“FNMA”). Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

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

     Non-performing Assets. At December 31, 2003, Sovereign’s non-performing assets were $220 million, compared to $257 million at December 31, 2002. Non-performing commercial and commercial real estate loans decreased in 2003 by $31.8 million and this decrease reflects improving economic factors in some segments of the commercial loan portfolio. Non-performing assets as a percentage of total assets were .51% at December 31, 2003, compared to .65% at December 31, 2002.

Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

36 Sovereign Bancorp

Table 8 presents the composition of non-performing assets at the dates indicated (in thousands):

Table 8: Non-Performing Assets

	AT DECEMBER 31,
	2003	2002	2001	2000	1999
Non-accrual loans:
Residential	$38,195	$36,849	$76,737	$61,422	$33,397
Commercial real estate	45,053	38,302	18,776	12,403	4,286
Commercial	83,976	122,504	100,993	68,277	14,875
Consumer	30,921	32,844	28,032	38,422	27,104

Total non-accrual loans	198,145	230,499	224,538	180,524	79,662
Restructured loans	1,235	893	1,280	3,755	3,755

Total non-performing loans	199,380	231,392	225,818	184,279	83,417

Other real estate owned and other repossessed assets
Real estate owned	17,016	19,007	12,076	4,425	3,567
Other repossessed assets	4,051	6,663	6,852	3,758	1,762

Total other real estate owned and other repossessed assets	21,067	25,670	18,928	8,183	5,329

Total non-performing assets.	$220,447	$257,062	$244,746	$192,462	$88,746

Past due 90 days or more as to interest or principal and accruing interest(1)	$36,925	$40,500	$54,599	$16,733	$10,238
Non-performing assets as a percentage of total assets	.51%	.65%	.69%	.58%	.33%
Non-performing loans as a percentage of total loans	.76	1.00	1.11	.84	.59
Non-performing assets as a percentage of total loans and other real estate owned	.84	1.11	1.20	.88	.62
Allowance for loan losses as a percentage of total non-performing assets	148.7	116.2	108.1	133.2	149.9
Allowance for loan losses as a percentage of total non-performing loans	164.5	129.1	117.2	139.1	159.4

(1) During the first half of 2001, the Company changed its methodology for the treatment of delinquent loans and nonaccrual of certain loans from 90 to 120 days past due to ensure consistency with the treatment of all other consumer loans. During 2001, Sovereign began to keep residential and consumer loans secured by real estate that are well-secured (loan to value of 50% or less) and in the process of collection on accrual status, in accordance with regulatory guidelines. There were $12.7 million and $13.9 million of such loans at December 31, 2003 and December 31, 2002, respectively.

Loans that are past due 90 days or more and still accruing interest decreased from $40.5 million at December 31, 2002 to $36.9 million at December 31, 2003. Ninety-day residential delinquencies fell by $7.6 million and ninety-day commercial delinquencies fell by $0.3 million. Ninety-day delinquencies increased in the consumer category by $4.3 million.

     Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $46.8 million and $70.3 million at December 31, 2003 and 2002, respectively. The decline is due to a decrease in delinquencies as discussed below.

Sovereign Bancorp 37

Management’s Discussion and Analysis

     Delinquencies. Sovereign’s loan delinquencies (all performing loans 30 or more days delinquent) at December 31, 2003 were $271 million, a decrease from $373 million at December 31, 2002. As a percentage of total loans, performing delinquencies were 1.04% at December 31, 2003, a decrease from 1.61% at December 31, 2002. Residential performing loan delinquencies decreased from $172 million to $119 million during the same time periods, and decreased as a percentage of total residential loans from 3.95% to 2.34%. Consumer performing loan delinquencies decreased from $131 million to $106 million and also decreased as a percentage of total consumer loans from 1.53% to 1.06%, as a result of the increase in the size of the overall consumer portfolio. Commercial performing loan delinquencies decreased from $70 million to $47 million, and also decreased as a percentage of total commercial loans from 0.69% to 0.42%. The reason for the decline is due to improvements in the credit quality of this portfolio.

     Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2003, Sovereign’s total allowance was $327.9 million.

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

The allowance recorded for consumer and residential portfolios is based on an analysis of product mix, risk composition of the portfolio, fraud losses and bankruptcy experiences, economic conditions and historical and expected delinquency and past and anticipated charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated inherent losses in these portfolios.

The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance. The specific allowance element of the commercial loan allowance is based on a regular analysis of classified commercial loans where certain inherent weaknesses exist. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered. This analysis is periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations, and, if applicable, guarantor capacity and other sources of repayment. Specific reserves are also evaluated by Commercial Asset Review and Credit Risk Management.

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

38 Sovereign Bancorp

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

Table 9 summarizes Sovereign’s allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

Table 9: Allocation of the Allowance for Loan Losses

	AT DECEMBER 31,
	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allocated allowances:
Commercial loans	$192,454	43%	$193,528	44%	$161,075	42%	$149,828	36%	$58,784	29%
Residential real estate mortgage loans	15,544	19	16,539	19	20,724	25	34,629	36	19,535	40
Consumer loans	94,199	38	72,366	37	61,200	33	48,053	28	43,455	31
Unallocated allowance	25,697	n/a	16,317	n/a	21,668	n/a	23,846	n/a	11,212	n/a

Total allowance for loan losses	$327,894	100%	$298,750	100%	$264,667	100%	$256,356	100%	$132,986	100%

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio decreased from $193.5 million at December 31, 2002 to $192.5 million at December 31, 2003. As a percentage of the total commercial portfolio, the allowance decreased from 1.87% to 1.74%. This decrease was due primarily to lower levels of substandard assets that carry higher reserve allowance percentages. During 2003, net charge-offs in this portfolio totaled $94.1 million, as compared to $79.8 million in 2002; and, charge-offs increased from ..84% to .89% of the respective average portfolio. Non performing commercial loans have declined by 20% in 2003 compared to 2002.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $72.4 million at December 31, 2002 to $94.2 million at December 31, 2003. This increase was due to increases in loan balances and deterioration in credit performance within certain segments of the consumer portfolio. As a result, management increased certain consumer class allowance reserve factors. As a percentage of the entire consumer portfolio, the reserve increased from ..85% to .94%. During 2003, net charge-offs in this portfolio totaled $35.9 million, as compared to $39.8 million in the previous year, a decrease of 10%; and, charge-offs as a percentage of average outstanding loans decreased by .12% from .51% to .39%.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $16.5 million at December 31, 2002 to $15.5 million at December 31, 2003. The decrease was due primarily to certain class reserve factors being lowered in 2003, due to lower losses experienced within this portfolio. As a percentage of the total residential portfolio, the allowance decreased from .38% to .31%. Due to decreases in delinquencies as a percent of loans outstanding and non-performing loans in this portfolio and accelerated charge-offs related to loan sales in 2002 which contained non-performing assets, residential net charge-offs have decreased from $7.7 million in 2002 to $2.8 million in 2003. As a percentage of average loans, residential net charge-offs decreased from .16% in 2002 to .06% in 2003.

Sovereign Bancorp 39

Management’s Discussion and Analysis

     Unallocated Allowance. The unallocated allowance increased from $16.3 million at December 31, 2002 to $25.7 million at December 31, 2003. As a percentage of the total reserve, the unallocated portion increased from 5.5% to 7.8%. Management continuously evaluates current economic conditions loan portfolio trends and believes this increase is warranted due to a combination of factors, including a slow business recovery and weakness in certain real estate sectors. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

Bank Regulatory Capital

Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% of risk-adjusted assets. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. For a detailed discussion on regulatory capital requirements, see Note 16 in the Notes to Consolidated Financial Statements.

Table 10 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2003. It also presents capital ratios for Sovereign Bancorp.

Table 10: Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2003	Requirement	Requirement
Tangible capital to tangible assets	6.66%	2.00%	None
Tier 1 leverage capital to tangible assets	6.66	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	8.60	4.00	6.00
Total risk-based capital to risk adjusted assets	12.12	8.00	10.00

	SOVEREIGN BANCORP	SOVEREIGN BANCORP
	DECEMBER 31, 2003(1)(3)	DECEMBER 31, 2002(1)
Tier 1 leverage capital ratio	5.58%	5.00%
Tangible equity to tangible assets, excluding AOCI(2)	4.78%	3.60%

(1) OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2) Accumulated other comprehensive income

(3) Historically, the allowable portion of Sovereign’s trust preferred security obligations has been included in the regulatory capital calculation for Sovereign Bancorp. The banking regulatory agencies are considering whether the impact of FIN 46 should prohibit this inclusion. They are expected to issue their final ruling in 2004 but issued interim guidance through December 31, 2003 which stated that the adoption of FIN 46 should not change the capital treatment related to these obligations. Depending upon the final interpretation given, there may be a material impact on Sovereign Bancorp’s regulatory capital. This outcome will have no impact on Sovereign Bank’s regulatory capital since these obligations were issued by Sovereign Bancorp.

40 Sovereign Bancorp

Liquidity and Capital Resources

Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2003, Sovereign had $4.9 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.

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

Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $610 million in 2003, $210 million in 2002 and $130 million in 2001. Sovereign also has approximately $900 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets at December 31, 2003. This availability was reduced by the Trust PIERS offering in February 2004. Management expects to file another shelf registration statement in 2004.

As discussed in other sections of this document, including Item 1, Business, and in Note 16 to the Consolidated Financial Statements, Sovereign Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders.

Cash and cash equivalents decreased $22.3 million for 2003. Net cash provided by operating activities was $1.4 billion for 2003. Net cash used by investing activities for 2003 was $5.0 billion and consisted primarily of the purchase of $9.1 billion in available for sale investment securities offset by the proceeds from the repayments and maturities of investment securities and the sale of loans of $4.9 billion and $4.2 billion, respectively. We also purchased $4.6 billion of loans in 2003. Net cash provided by financing activities for 2003 was $3.5 billion, which was primarily due to a net increase in borrowings and other debt obligations of $2.0 billion and proceeds from the issuance of subordinated notes. See the consolidated statement of cash flows for further details on our sources and uses of cash.

Sovereign’s debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, or reasonably anticipated increases.

Sovereign Bancorp 41

Management’s Discussion and Analysis

Contractual Obligations and Other Commitments

Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet its capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below. (For further information regarding Sovereign’s contractual obligations, refer to Footnotes 11 through 13 of our Consolidated Financial Statements, herein.):

Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Borrowings and other debt obligations:
Securities sold under repurchase agreements(1)	$1,813,298	$1,399,419	$413,879	$—	$—
FHLB advances(1)	6,995,013	2,185,974	575,910	1,024,538	3,208,591
Fed Funds(1)	404,160	404,160	—	—	—
Other debt obligations(1)(2)	3,365,269	135,500	685,753	794,061	1,749,955
Junior subordinated debentures to Capital Trusts(1)(2)	652,048	15,476	30,953	30,953	574,666
Certificates of deposit(1)	6,150,625	4,908,694	977,977	171,577	92,377
Investment partnership commitments(3)	57,168	40,109	15,460	1,508	91
First Essex business acquisition	207,959	207,959	—	—	—
Operating leases	707,978	103,314	235,357	90,063	279,244

Total contractual cash obligations	$20,353,518	$9,400,605	$2,935,289	$2,112,700	$5,904,924

(1) Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2003. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2) Excludes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3) The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Excluded from the above table are deposits of $21.3 billion that are due on demand by customers.

Certain contractual obligations require Sovereign to maintain specified financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2003, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the senior notes would be in default and callable by Sovereign’s lenders. Due to cross default provisions in certain Sovereign debt agreements, if more than 25 percent of Sovereign’s debt is in default, Sovereign’s senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

Sovereign is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement Sovereign has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

42 Sovereign Bancorp

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

OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commitments to extend credit	$8,879,334	$5,016,660	$1,457,125	$394,758	$2,010,791 (1)
Standby letters of credit	1,412,432	400,781	414,623	553,724	43,304
Loans sold with recourse	10,420	—	—	—	10,420
Forward buy commitments	362,244	362,244	—	—	—

Total commercial commitments	$10,664,430	$5,779,685	$1,871,748	$948,482	$2,064,515

(1) Of this amount, $1.9 billion represents the unused portion of home equity lines of credit.

For further information regarding Sovereign’s commitments, refer to Note 20 to the Notes to the Consolidated Financial Statements.

Asset and Liability Management

Interest rate risk arises primarily through Sovereign’s traditional business activities of extending loans and accepting deposits, as well as by incurring debt and purchasing investment securities. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. In managing its interest rate risk, Sovereign seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximize its net interest income and net interest margin. To achieve these objectives, corporate management works closely with each business line in the Company and guides new business flows. Sovereign also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/ sale, and financial derivatives.

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

Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and may include up to 12 different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its risk, and is used to develop proactive strategies to ensure Sovereign is not overly sensitive to the future direction of interest rates. At December 31, 2003, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At December 31, 2003, if interest rates dropped in parallel 100 basis points, Sovereign estimates that net interest income would fall 3.97%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 2.57%.

Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa.

Sovereign Bancorp 43

Management’s Discussion and Analysis

As of December 31, 2003, the one year cumulative gap was 3%, compared to 6% at December 31, 2002, indicating Sovereign could benefit from rising rates.

Finally, Sovereign Bank calculates the market value of its balance sheet, including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Management will calculate a Net Portfolio Value (NPV), which is the market value of assets minus the market value of liabilities. As of December 31, 2003, the NPV as a percentage of the present value of assets was 8.15%. Management will also review the sensitivity of NPV to changes in interest rates. Management attempts to keep the NPV Ratio relatively constant across various interest rate scenarios. As of December 31, 2003, a 200 basis point rise in interest rates would decrease the NPV ratio by 1.25%, and a 100 basis point decline in interest rates would decrease the NPV by 0.79%. At December 31, 2002, a 200 basis point rise in interest rates would increase the NPV by 1.28% and a 100 basis point decline in interest rates would decrease the NPV by 1.22%.

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

In 2003 and 2002, the Federal Funds rate declined 25 basis points and 50 basis points, respectively. This has been the primary reason for our decline in our net interest margin to 3.42% for the year ended December 31, 2003, compared to 3.61% for the year ended December 31, 2002, as Sovereign’s risk position has been mildly asset sensitive (sensitive to falling rates). During the past year, Sovereign has aggressively repriced certain liabilities, repaid higher coupon debt obligations, and issued favorable term financing. The deposit mix also improved with more core deposits and less certificate of deposits. Lastly, the Company effectively used the wholesale bank (investments funded with wholesale funding) to hedge interest rate risk created by the relationship business.

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

44 Sovereign Bancorp

Management’s Discussion and Analysis

Table 11 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2003, and their related average yields and costs. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

Table 11: Gap Analysis

	AT DECEMBER 31, 2003 REPRICING
	Year One	Year Two	Year Three	Year Four	Year Five	Thereafter	Total
Interest earning assets:
Investment securities(1)(2)	$2,859,748	$1,640,751	$1,523,821	$1,376,314	$800,257	$4,437,256	$12,638,147
	4.83%	5.32%	5.21%	5.21%	4.90%	4.85%	4.99%

Loans(3)	16,036,377	4,644,986	2,598,468	1,224,226	861,388	783,214	26,148,659
	4.96%	6.44%	6.30%	6.34%	6.35%	6.66%	5.52%

Total interest earning assets	$18,896,125	$6,285,737	$4,122,289	$2,600,540	$1,661,645	5,220,470	38,786,806
	4.94%	6.15%	5.90%	5.74%	5.65%	5.12%	5.35%
Non-interest earning assets	611,171	83,435	83,435	83,435	83,153	3,773,894	4,718,523

Total assets	$19,507,296	$6,369,172	$4,205,724	$2,683,975	$1,744,798	$8,994,364	$43,505,329
	4.78%	6.07%	5.78%	5.56%	5.38%	2.97%	4.77%

Interest bearing liabilities:
Deposits	$11,817,960	$3,542,012	$2,910,837	$2,830,038	$2,254,558	3,988,603	27,344,008
	1.34%	1.03%	0.75%	0.67%	0.72%	0.14%	0.94%
Borrowings	5,687,436	562,482	904,732	4,027,187	299,734	716,032	12,197,603
	0.93%	1.49%	7.31%	5.07%	4.38%	6.30%	3.20%

Total interest bearing liabilities	$17,505,396	$4,104,494	$3,815,569	$6,857,225	$2,554,292	4,704,635	39,541,611
	1.21%	1.09%	2.31%	3.25%	1.15%	1.07%	1.64%
Non-interest bearing liabilities	—	—	—	—	—	501,176	501,176
Minority Interest	—	—	—	—		202,136	202,136
Stockholders’ equity	—	—	—	—	—	3,260,406	3,260,406

Total liabilities and stockholders’ equity	$17,505,396	$4,104,494	$3,815,569	$6,857,225	$2,554,292	$8,668,353	$43,505,329
	1.21%	1.09%	2.31%	3.25%	1.15%	0.58%	1.49%
Excess assets (liabilities) before effect of hedging transactions	$2,001,900	$2,264,678	$390,155	$(4,173,250)	$(809,494)	$326,011

To total assets	4.60%	5.21%	0.90%	(9.59)%	(1.86)%	0.75%
Cumulative excess assets (liabilities) before effect of hedging transactions	$2,001,900	$4,266,578	$4,656,733	$483,483	$(326,011)

To total assets	4.60%	9.81%	10.70%	1.11%	(0.75)%
Effect of hedging transactions on assets and liabilities	$(675,160)	$(195,000)	$405,000	$(185,000)	$10,000	640,160

Excess assets (liabilities) after effect of hedging transactions	$1,326,740	$2,069,678	$795,155	$(4,358,250)	$(799,494)	966,171

To total assets	3.05%	4.76%	1.83%	(10.02)%	(1.84)%	2.22%
Cumulative excess assets (liabilities) after effect of hedging transactions	$1,326,740	$3,396,418	$4,191,573	$(166,677)	$(966,171)	$—

To total assets	3.05%	7.81%	9.63%	(0.38)%	(2.22)%

(1)	Includes interest-earning deposits.

(2)	Investment securities include market rate payment and repayment assumptions.

(3)	Loan balances include annual prepayment and repayment assumptions of 0% to 10% for commercial loans, 10% to 65% for consumer loans, and 10% to 50% for residential loans. Loan balances are presented net of deferred loan fees and include loans held for sale.

Sovereign Bancorp 45

Management’s Discussion and Analysis

Table 12 presents selected quarterly consolidated financial data (in thousands, except per share data):

Table 12: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2003	2003	2003	2003	2002	2002	2002	2002
Total interest income	$475,304	$463,770	$489,713	$500,964	$514,594	$524,343	$525,776	$494,827
Total interest expense(2)	166,825	176,478	182,896	197,924	221,462	226,793	228,771	222,898

Net interest income	308,479	287,292	306,817	303,040	293,132	297,550	297,005	271,929
Provision for loan losses	40,000	36,600	42,000	43,357	36,000	38,000	28,000	44,500

Net interest income after provision for loan loss	268,479	250,692	264,817	259,683	257,132	259,550	269,005	227,429
Gain on investment securities and related derivative transactions, net	10,232	18,848	19,446	17,531	14,356	12,668	3,841	20,566
Total fees and other income	121,689	119,133	112,285	103,059	104,190	97,489	92,446	86,970
General and administrative and other expenses(2)	245,585	237,940	252,264	275,207	248,688	242,641	242,056	245,702

Income before income taxes	154,815	150,733	144,284	105,066	126,990	127,066	123,236	89,263
Income tax provision	42,228	41,500	40,110	29,210	33,905	33,927	32,892	23,845

Net income to common stock(1)	$112,587	$109,233	$104,174	$75,856	$93,085	$93,139	$90,344	$65,418

Earnings per share:
Basic	$0.38	$0.37	$0.40	$0.29	$0.36	$0.36	$0.35	$0.27

Diluted	$0.38	$0.37	$0.37	$0.27	$0.33	$0.33	$0.32	$0.25

Market prices
High	$24.99	$19.68	$16.55	$14.49	$14.72	$15.57	$15.48	$14.35
Low	18.42	15.74	14.07	12.72	11.31	12.91	14.00	11.85
Dividends declared per common share	0.025	0.025	0.025	0.025	0.025	0.025	0.025	0.025

(1)	Net income includes certain after-tax charges of $18.8 million and $14.2 million for the three-month period ended March 31, 2003 and March 31, 2002, respectively. See Results of Operations section of Management’s Discussion and Analysis.

(2)	Effective July 1, 2003, the Company reclassified its obligations under its trust preferred securities from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” See Note 1 of Notes to Consolidated Financial Statements for additional discussion.

2003 Fourth Quarter Results

Net income for the fourth quarter of 2003 was $112.6 million, or $0.38 per diluted share, which was consistent with the third quarter and increased from the fourth quarter 2002 reported amount of $93.1 million, or $0.33 per diluted share. The returns on average equity and average assets were 14.10% and 1.05%, respectively, for the fourth quarter of 2003, compared to 14.03% and 1.05%, respectively, for the third quarter of 2003, and 13.49% and 0.93%, respectively, for the fourth quarter of 2002. The improvement in year-over-year fourth quarter results was driven primarily by higher net interest income and non-interest revenues.

Net interest margin for the fourth quarter of 2003 was 3.39%, compared to 3.32% from the third quarter of 2003, and 3.49% in the fourth quarter of 2002. The increase in margin in the fourth quarter of 2003 compared to the third quarter was due to specific strategies implemented in the fourth quarter to reduce our asset sensitivity. These steps included executing contracts to swap certain fixed rate liabilities to floating rates and terminating $0.7 billion of pay-fixed interest rate swaps (see Note 22 of the Notes to Consolidated Financial Statements). The primary reason for the decline in margin from the fourth quarter of 2002 is due to the decline in interest rates and reinvestment yields continuing to be materially lower than the yields on maturing assets.

46 Sovereign Bancorp

Management’s Discussion and Analysis

Non-interest income for the fourth quarter of 2003 totaled $131.9 million, compared to $138.0 million for the third quarter of 2003 and $118.5 million for the fourth quarter of 2002. The fourth quarter decrease over the third quarter of 2003 was due primarily to higher levels of securities gains in the third quarter. Security gains in the third quarter were $18.8 million and included other than temporary impairment charges of $5.1 million related to our retained interests in securitizations, compared with fourth quarter gains of $10.2 million. The increase in non-interest income over the prior year was due to increases of consumer banking fees of $4.9 million related to the expansion of our core deposit base, commercial banking fees of $5.0 million generated from the growth of our loan portfolio and deposits, and increases in mortgage banking revenues of $7.5 million due to higher gains recorded on derivative instruments and lower impairment charges on mortgage servicing rights offset by lower level of net investment gains of $4.1 million due to asset/liability strategies.

General and administrative expenses for the fourth quarter of 2003 were $222.3 million, compared to $213.4 million in the third quarter and $213.1 million in the fourth quarter of 2002. The primary reason for the increase in the fourth quarter of 2003 was related to a $3.4 million write down of certain low income housing partnerships.

The effective income tax rate for the fourth quarter of 2003 was 27.3% compared to 27.5%, in the third quarter of 2003 and 26.7% in the fourth quarter of 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in the Consolidated Financial Statements for a discussion on this topic.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Asset and Liability Management” hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements and Supplementary Data	Page
Report of Management	48
Report of Independent Auditors	49
Consolidated Balance Sheets	50
Consolidated Statements of Operations	51
Consolidated Statements of Stockholders’ Equity	52-53
Consolidated Statements of Cash Flows	54-55
Notes to Consolidated Financial Statements	56-98

Sovereign Bancorp 47

Report of Management

TO OUR STOCKHOLDERS:

Financial Statements

Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2003, and the year then ended. The consolidated financial statements of Sovereign have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control contains monitoring mechanisms and actions are taken to correct deficiencies identified.

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

Management assessed Sovereign’s internal control over financial reporting as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Sovereign maintained effective internal control over financial reporting as of December 31, 2003.

/s/ Jay S. Sidhu	/s/ James D. Hogan

Jay S. Sidhu	James D. Hogan
Chairman, President and	Chief Financial Officer and
Chief Executive Officer	Executive Vice President

/s/ Lawrence E. McAlee, Jr.	/s/ Larry K. Davis

Lawrence E. McAlee, Jr.	Larry K. Davis
Chief Accounting Officer	Corporate Controller
and Senior Vice President	and Senior Vice President

48 Sovereign Bancorp

Report of Independent Auditors

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.

We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the management of Sovereign. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2003 Sovereign changed its method of accounting for trust preferred security obligations and in 2002 Sovereign changed its methods of accounting for goodwill and stock options.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
January 20, 2004, except for Note 29,
as to which the date is March 8, 2004

Sovereign Bancorp 49

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2003	2002

Assets
Cash and amounts due from depository institutions	$950,302	$972,614
Investment securities available for sale	10,102,619	10,733,564
Investment securities held to maturity (fair value of $2,507,710 in 2003 and $650,050 in 2002)	2,516,352	632,513
Loans (including loans held for sale of $137,154 in 2003 and $382,055 in 2002)	26,148,659	23,193,434
Allowance for loan losses	(327,894)	(298,750)

Net loans	25,820,765	22,894,684

Premises and equipment	273,278	281,427
Accrued interest receivable	190,714	175,291
Goodwill	1,027,292	1,025,292
Core deposit intangibles, net of accumulated amortization of $372,924 in 2003 and $299,089 in 2002	268,759	343,305
Bank owned life insurance	801,535	765,534
Other assets	1,553,713	1,766,078

Total Assets	$43,505,329	$39,590,302

Liabilities
Deposits and other customer accounts	$27,344,008	$26,851,089
Borrowings and other debt obligations	12,197,603	8,829,289
Advance payments by borrowers for taxes and insurance	17,966	17,158
Other liabilities	483,210	531,491

Total Liabilities	40,042,787	36,229,027

Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign (“Trust Preferred Securities”)	—	396,331
Minority interest-preferred securities of subsidiaries	202,136	200,626

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; no par value; 400,000,000 shares authorized; 298,111,799 issued in 2003 and 265,548,293 in 2002	1,892,126	1,580,282
Warrants and employee stock options issued	13,944	101,892
Unallocated common stock held by the Employee Stock Ownership Plan (3,550,268 shares in 2003 and 3,342,521 shares in 2002, at cost)	(26,078)	(21,313)
Treasury stock (1,450,668 shares in 2003 and 582,262 shares in 2002, at cost)	(21,927)	(6,060)
Accumulated other comprehensive (loss) income	(52,924)	28,009
Retained earnings	1,455,265	1,081,508

Total Stockholders’ Equity	3,260,406	2,764,318

Total Liabilities and Stockholders’ Equity	$43,505,329	$39,590,302

See accompanying notes to the consolidated financial statements.

50 Sovereign Bancorp

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)	2003	2002	2001

Interest Income:
Interest-earning deposits	$2,141	$4,620	$2,522
Investment securities:
Available for sale	584,697	614,761	538,318
Held to maturity	27,123	46,967	68,607
Interest on loans	1,315,790	1,393,192	1,613,028

Total interest income	1,929,751	2,059,540	2,222,475

Interest Expense:
Deposits and other customer accounts	320,689	458,287	705,886
Borrowings and other debt obligations	403,434	441,637	462,307

Total interest expense	724,123	899,924	1,168,193

Net interest income	1,205,628	1,159,616	1,054,282
Provision for loan losses	161,957	146,500	97,100

Net interest income after provision for loan losses	1,043,671	1,013,116	957,182

Non-interest Income:
Consumer banking fees	208,819	179,402	157,502
Commercial banking fees	107,973	95,083	75,825
Mortgage banking revenue	50,018	28,571	69,509
Capital markets revenue	27,014	14,995	11,185
Bank-owned life insurance	43,338	43,456	42,671
Miscellaneous income	19,004	19,588	42,200

Total fees and other income	456,166	381,095	398,892
Net gain on investment securities and derivatives transactions	66,057	51,431	15,511

Total non-interest income	522,223	432,526	414,403

General and Administrative Expenses:
Compensation and benefits	388,750	362,813	318,686
Occupancy and equipment	210,761	210,044	208,648
Technology expense	73,032	69,424	71,654
Outside services	53,436	49,235	53,109
Marketing expense	38,824	35,852	32,131
Other administrative	99,706	92,739	93,057

Total general and administrative expenses	864,509	820,107	777,285

Other Expenses:
Amortization of intangibles, including goodwill in 2001	73,835	80,274	133,551
Trust Preferred Securities and other minority interest expense (see Note 1)	42,813	62,835	59,063
Loss on debt extinguishment	29,838	—	10,075
Merger related and restructuring charges	—	15,871	8,500
Non-solicitation expense	—	—	243,241

Total other expenses	146,486	158,980	454,430

Income before income taxes	554,899	466,555	139,870
Income tax provision	153,048	124,570	23,049

NET INCOME	$401,851	$341,985	$116,821

Earnings per share:
Basic	$1.45	$1.32	$0.48
Diluted	$1.38	$1.23	$0.45
Dividends Declared Per Common Share	$.10	$.10	$.10

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp 51

Consolidated Statements of Stockholders’ Equity

	Common		Warrants	Unallocated
	Shares	Common	And Stock	Stock Held
(IN THOUSANDS)	Outstanding	Stock	Options	by ESOP

Balance, January 1, 2001	226,501	$1,259,374	$91,500	$(33,230)
Comprehensive income:	—	—	—	—
Net income	—	—	—	—
Effect of change in accounting principle for derivatives	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Issuance of common stock	20,000	149,000	—	—
Stock issued in connection with employee benefit and incentive compensation plans	946	6,937	—	—
Cash in lieu of fractional shares	—	(8)	—	—
Dividends paid on common stock	—	—	—	—
Restricted stock repurchased	(295)	—	—	—
Allocation of shares under Employee Stock Ownership Plans	318	964	—	2,285

Balance, December 31, 2001	247,470	1,416,267	91,500	(30,945)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Acquisition of Main Street Bancorp	11,367	148,578	—	—
Purchase payout Network Capital	166	7	—	—
Stock issued in connection with employee benefit and incentive compensation plans	1,717	12,828	—	—
Employee stock options issued	—	—	10,392	—
Dividends paid on common stock	—	—	—	—
Allocation of shares under Employee Stock Ownership Plans	283	2,038	—	1,864
Termination of acquired entity’s Employee Stock Ownership Plan	621	564	—	7,768

Balance, December 31, 2002	261,624	1,580,282	101,892	(21,313)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Purchase payout Network Capital	143	224	—	—
Exercise of warrants, net	30,627	279,091	(91,500)	—
Stock issued in connection with employee benefit and incentive compensation plans	2,205	29,286	(857)	—
Employee stock options issued	—	—	4,409	—
Dividends paid on common stock	—	—	—	—
Purchases of shares for Employee Stock Ownership Plan	(536)	—	—	(7,152)
Allocation of shares under Employee Stock Ownership Plans	329	3,243	—	2,387
Stock repurchased	(1,281)	—	—	—

Balance, December 31, 2003	293,111	$1,892,126	$13,944	$(26,078)

     See accompanying notes to the consolidated financial statements.

52 Sovereign Bancorp

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other		Total
	Treasury	Comprehensive	Retained	Stockholders
	Stock	Income (Loss)	Earnings	Equity
Balance, January 1, 2001	$(3,789)	$(38,521)	$673,550	$1,948,884
Comprehensive income:
Net income	—	—	116,821	116,821
Effect of change in accounting principle for derivatives	—	(9,951)	—	(9,951)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	46,039	—	46,039
Cash flow hedge derivative financial instruments	—	(30,702)	—	(30,702)

Total comprehensive income				122,207
Issuance of common stock				149,000
Stock issued in connection with employee benefit and incentive compensation plans	85	—	—	7,022
Cash in lieu of fractional shares	—	—	(137)	(145)
Dividends paid on common stock	—	—	(24,653)	(24,653)
Restricted stock repurchased	(3,083)	—	—	(3,083)
Allocation of shares under Employee Stock Ownership Plans	—	—	—	3,249

Balance, December 31, 2001	(6,787)	(33,135)	765,581	2,202,481
Comprehensive income:
Net income	—	—	341,985	341,985
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	149,192	—	149,192
Cash flow hedge derivative financial instruments	—	(88,048)	—	(88,048)

Total comprehensive income				403,129
Acquisition of Main Street Bancorp	(3,116)	—	—	145,462
Purchase payout Network Capital	1,993	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	1,850	—	—	14,678
Employee stock option issued	—	—	—	10,392
Dividends paid on common stock	—	—	(26,058)	(26,058)
Allocation of shares under Employee Stock Ownership Plans	—	—	—	3,902
Termination of acquired entity’s Employee Stock Ownership Plan	—	—	—	8,332

Balance, December 31, 2002	(6,060)	28,009	1,081,508	2,764,318

Comprehensive income:
Net income	—	—	401,851	401,851
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(114,651)	—	(114,651)
Cash flow hedge derivative financial instruments	—	33,718	—	33,718

Total comprehensive income				320,918
Purchase payout Network Capital	1,776	—	—	2,000
Exercise of warrants, net	—	—	—	187,591
Stock issued in connection with employee benefit and incentive compensation plans	4,881	—	—	33,310
Employee stock options issued	—	—	—	4,409
Dividends paid on common stock	—	—	(28,094)	(28,094)
Purchases of shares for Employee Stock Ownership Plan	—	—	—	(7,152)
Allocation of shares under Employee Stock Ownership Plans	—	—	—	5,630
Stock repurchased	(22,524)	—	—	(22,524)

Balance, December 31, 2003	$(21,927)	$(52,924)	$1,455,265	$3,260,406

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp 53

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$401,851	$341,985	$116,821
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	161,957	146,500	97,100
Deferred taxes	14,450	(35,709)	(15,599)
Depreciation and amortization	156,648	141,505	189,092
Amortization/accretion of investment securities and loan discounts	29,942	23,843	23,584
Gain on sale of investments and related derivatives, net	(66,057)	(51,431)	(15,511)
Loss on real estate owned	1,534	62	170
Loss (gain) on sale of fixed assets	755	938	(1,376)
Loss on extinguishment of debt	29,838	—	10,075
Stock based compensation	16,314	19,166	—
Allocation of Employee Stock Ownership Plan	2,387	1,864	2,285
Net change in:
Loans held for sale	244,901	(73,105)	(248,957)
Accrued interest receivable	(15,423)	13,677	46,601
Other assets and bank owned life insurance	451,045	(590,634)	(600,211)
Other liabilities	(47,570)	98,251	118,806

Net cash provided by (used in) operating activities	1,382,572	36,912	(277,120)

Cash Flows From Investing Activities:
Proceeds from sales of available for sale investment securities	2,929,137	3,588,268	2,307,241
Proceeds from repayments and maturities of investment securities:
Available for sale	4,634,956	3,083,427	1,744,100
Held to maturity	267,718	255,030	289,463
Net change of FHLB stock	(30,699)	(55,480)	—
Purchases of investment securities:
Available for sale	(9,112,252)	(6,299,150)	(6,812,431)
Held to maturity	(40)	(834)	(1,224)
Proceeds from sales of loans	4,179,452	2,806,995	3,724,085
Purchase of loans	(4,646,739)	(2,773,784)	(1,989,269)
Net change in loans other than purchases and sales	(3,144,925)	(2,786,440)	(826,284)
Proceeds from sales of fixed assets and real estate owned	20,625	22,967	40,334
Purchases of premises and equipment	(49,419)	(36,675)	(19,673)
Net cash received from business combinations	—	207,704	—

Net cash used in investing activities	(4,952,186)	(1,987,972)	(1,543,658)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits and other customer accounts	494,574	2,230,510	(1,201,343)
Net increase/(decrease) in borrowings and other debt obligations	1,950,686	(72,485)	3,288,394
Proceeds from senior credit facility and subordinated notes	2,012,925	—	—
Repayments of borrowings and other debt obligations	(889,640)	(125,000)	(590,000)
Net increase (decrease) in advance payments by borrowers or taxes and insurance	808	(3,785)	(3,066)
Proceeds from minority interests	—	—	64,187
Proceeds from issuance of trust preferred securities	—	—	96,166
Repurchase of trust preferred securities	(188,426)	(12,836)	(15,029)
Proceeds from issuance of common stock	31,673	15,437	156,893
Termination of acquired ESOP	—	7,768	—
Purchase of shares for Sovereign ESOP	(7,152)
(Purchase)/issuance of treasury stock	(17,643)	2,844	(2,998)
Net proceeds from the exercise of warrants	187,591	—	—
Cash dividends paid to stockholders	(28,094)	(26,058)	(24,790)

Net cash provided by financing activities	3,547,302	2,016,395	1,768,414

Net change in cash and cash equivalents	(22,312)	65,335	(52,364)
Cash and cash equivalents at beginning of year	972,614	907,279	959,643

Cash and cash equivalents at end of year	$950,302	$972,614	$907,279

See accompanying notes to the consolidated financial statements.

54 Sovereign Bancorp

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2003	2002	2001

Income taxes paid	$147,678	$170,443	$33,620
Interest paid	704,084	885,831	1,168,321

Non-cash Transactions: On December 31, 2003 in accordance with FASB Interpretation No. 46, Sovereign Bancorp, Inc. deconsolidated its capital trust entities resulting in an increase of $54.5 million in borrowings and held-to-maturity investments. On March 8, 2002, Sovereign Bancorp, Inc. issued 11,367,000 shares as partial consideration for the acquisition of Main Street Bancorp, Inc. (see footnote 29). Other non-cash activity consisted of mortgage loan securitizations of $169 million in 2003, $776 million in 2002, and $587 million in 2001, and the transfer of $2.1 billion of investment securities from available-for-sale to held-to-maturity in 2003.

See accompanying notes to the consolidated financial statements.

Sovereign Bancorp 55

Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

Sovereign Bancorp, Inc. and subsidiaries (“Sovereign” or “the Company”) is a Pennsylvania business corporation and is the holding company of Sovereign Bank FSB (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New Hampshire, Massachusetts, Connecticut and Rhode Island, and originating commercial, consumer and residential mortgage loans in those communities. Additionally, Sovereign acquires residential mortgage loans and other consumer loans and lines of credit throughout the United States.

The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with accounting principles generally accepted in the United States.

     a. Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Sovereign Delaware Investment Corporation, and Sovereign Merger Sub, Inc. Prior to December 31, 2003, Sovereign consolidated the following subsidiaries: Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I and ML Capital Trust I (“Capital Trust Entities”). These subsidiaries were no longer consolidated effective December 31,2003 in accordance with new accounting standards. See Note 12 for additional discussion. All intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information - Basic earnings per share is calculated by dividing net income by the weighted average actual common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur under the treasury stock method if contracts to issue common stock (principally, stock options, unvested restricted stock and warrants) were exercised. See Note 24 for computation of earnings per share.

     d. Revenue Recognition - Non-interest income includes fees from deposit accounts, loan origination activities, loan commitments, standby letters of credit and financial guarantees, compensation balances, interchange income, mortgages servicing (net of amortization and write-downs of servicing rights), underwriting, gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income is gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized on the settlement date. Income from bank-owned life insurance is recognized as earned.

     e. Investment Securities - Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign evaluates the market conditions, offering prices, trends of earnings, price multiples, and other key measures for its investments in marketable equity securities and debt instruments. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

56 Sovereign Bancorp

Note 1 - Summary of Significant Accounting Policies (Continued)

     f. Loans Held for Sale - Loans held for sale are recorded at the lower of cost or estimated fair value at the time a decision is made to sell the loan with any decline in value below its carrying amount charged to the allowance for loan losses. Any subsequent decline in the estimated fair value of loans held for sale are included as expense in the consolidated statements of operations.

     g. Mortgage Servicing Rights - Sovereign sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. MSRs, when purchased, are initially recorded at cost. MSRs, are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. The carrying values of MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage servicing rights are evaluated for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For purposes of determining impairment, the mortgage servicing rights are stratified by certain risk characteristics and underlying loan strata that include, but are not limited to, residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced with an offsetting credit to income.

Mortgage servicing rights are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation reserve is applied as a direct write-down to the carrying value of the mortgage servicing right. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. See Note 8 for additional discussion.

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

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience adjusted for current trends, and (ii) an unallocated allowance based on both general economic conditions and other risk factors in the Company’s individual markets and portfolios, and to account for a level of imprecision in management’s estimation process.

The specific allowance element is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined quality level. This analysis is performed by the Managed Assets Division, and periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are evaluated at least quarterly and are based primarily on actual historical loss experience, projected loss experience based on current conditions, consultation with regulatory authorities, and peer group loss experience. While this analysis is conducted at least quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Sovereign Bancorp 57

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

     i. Loans - Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent (except auto loans, government-guaranteed loans, residential and consumer loans with loan to values less than 50% that are placed on non-accrual after 120 days, or loans secured by deposit accounts) or sooner if management believes the loan has become impaired.

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

Consumer loans and residential real estate mortgage loans are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for auto loans), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.

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

58 Sovereign Bancorp

Note 1 - Summary of Significant Accounting Policies (Continued)

     k. Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $21.1 million and $25.7 million at December 31, 2003 and December 31, 2002, respectively.

     l. Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     m. Derivative Instruments and Hedging Activity - Sovereign enters into certain derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company is also required to recognize certain contracts fair value when the characteristics of those contracts meet the definition of a derivative.

Effective January 1, 2001, Sovereign adopted SFAS No. 133: “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to the adoption of SFAS No. 133, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be recorded in the financial statements. Upon adoption of SFAS No. 133, the Company recorded an after-tax gain of $0.7 million in the consolidated statement of income and an after-tax charge of $6.7 million in accumulated other comprehensive income for the cumulative effects of the change in accounting for derivatives.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133: Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Fair value hedges are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the balance sheet with the corresponding income or expense recorded in the consolidated statement of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as an asset or liability, with a corresponding charge or credit, net of tax recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying consolidated balance sheet. Amounts are reclassified from accumulated other comprehensive income to the statement of operations in the period or periods the hedged transaction affects earnings. The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the statement of operations.

     n. Forward Exchange - Sovereign enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are recorded at fair value based on current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.

Sovereign Bancorp 59

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

     p. Prior Year Reclassifications – Certain amounts in the financial statements of prior periods have been reclassified to conform with the 2003 presentation.

     q. Goodwill and Other Intangibles - Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated lives of the existing deposit relationships acquired, but not exceeding 10 years. Goodwill is the excess of the purchase price over the fair value of the assets and liabilities of companies acquired through business combinations accounted for under the purchase method. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists.

Through December 31, 2001, goodwill was amortized using the straight line method over various periods not exceeding 25 years. Effective January 1, 2002, Sovereign adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. No impairment charges were required to be recorded in 2003 and 2002. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined.

     r. Asset Securitizations - Sovereign has securitized mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment under SFAS No. 140, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in noninterest income.

Retained interests in the subordinated traunches and interest-only strips are recorded at their estimated fair value and included in the available for sale securities portfolio. Any decline in the estimated fair value below the carrying amount that is determined to be other-than-temporary is charged to earnings in the statement of operations. The Company uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent accounting period in accordance with SFAS No. 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved.

On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Refer to Note 23 for further analysis of the assumptions used in the determination of fair value.

     s. Marketing expense - Marketing costs are expensed as incurred.

     t. Stock Based Compensation - Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Management elected to adopt this new method since it believes it is the preferable method of accounting in this area. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants, using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

60 Sovereign Bancorp

Note 1 - Summary of Significant Accounting Policies (Continued)

For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and for providing the proforma disclosures required under SFAS No. 148, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2003	2002	2001
Expected volatility	.324 - .348	.346 - .383	.352
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$13.10 - $22.97	$12.77 - $15.10	$8.25 - $12.32
Exercise price	$13.10 - $22.97	$12.77 - $15.10	$8.25 - $12.32
Weighted average exercise price	$13.16	$12.86	$8.55
Weighted average fair value	$4.76	$5.27	$3.39
Expected dividend yield	.42% - .77%	.66% - .78%	.82%
Risk-free interest rate	2.70% - 3.80%	3.01% - 5.05%	4.78% - 5.01%
Vesting period in years	5	1 - 5	1 - 5

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in all years presented.

	2003		2002		2001
Net Income (loss), as reported	$401,851		$341,985		$116,821
Add: Stock-option expense included in reported net income, net of related tax effects	3,081	(1)	9,249	(1)	—
Deduct: Total stock-option expense determined under the fair value based method for all awards, net of related tax benefits	(3,667)		(15,049)		(3,500)

Pro-forma net income	$401,265		$336,185		$113,321

Basic earnings per share	$1.45		$1.32		$0.48
Diluted earnings per share	$1.38		$1.23		$0.45
Pro-forma basic earnings per share	$1.45		$1.30		$0.46
Pro-forma diluted earnings per share	$1.38		$1.21		$0.44

(1)	The majority of Sovereign’s 2002 stock options were granted in January 2002 with one year vesting periods. However, all of the 2003 stock option awards were granted with 5 year vesting periods. This resulted in higher 2002 stock option expense compared to 2003.

     u. Trust Preferred Securities – Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was classified within other expenses since the obligation was classified on the consolidated balance sheet as “Company – obligated mandatorily redeemable preferred securities”. Management believes it is preferable to classify these trust preferred securities as a component of borrowings and other debt obligations because the mandatory redemption features of the trust preferred securities is a characteristic of a liability as defined by FASB Concept Statement No. 6, versus minority interest or equity.

This change in accounting policy did not have any impact on consolidated shareholders’ equity or net income; however, it did result in an increase in liabilities of $207.6 million at July 1, 2003 and an increase of $8 million in interest expense, with a corresponding decrease in other expense, for 2003. Prior periods have not been adjusted to conform with this change in accounting policy. Additionally, Sovereign deconsolidated capital trust entities that issued trust preferred securities upon adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” effective December 31, 2003. The deconsolidation resulted in the Company reflecting subordinated debt payable to the capital trust entities as a liability in its consolidated balance sheet. See additional discussion in Note 2.

Sovereign Bancorp 61

Notes to Consolidated Financial Statements

Note 2 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders for all financial statements issued after January 31, 2003. The new accounting provisions of this interpretation became effective upon issuance for all new variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Sovereign does not believe it has entered into any new transactions involving VIE’s on or after February 1, 2003, in which the Company would be the primary beneficiary. FIN 46 is required to be applied to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 on December 31, 2003. The adoption of this interpretation did not have any impact on Sovereign’s results of operations. As a result of this pronouncement, Sovereign deconsolidated its Capital Trust Entities at December 31, 2003. This resulted in an increase to investments held to maturity and borrowings and other debt obligations of approximately $54 million that primarily related to certain securities of the Capital Trust entities that had been repurchased by Sovereign that were eliminated in consolidation prior to the adoption of FIN 46.

In April 2003, the FASB issued FASB No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which had previously been classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for all other qualifying financial instruments on July 1, 2003. On November 7, 2003, FASB Staff Position (FSP) 150-3 was issued which deferred the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. This deferral provision applies to Sovereign’s trust preferred securities. However, as discussed previously in Note 1, Sovereign elected to change its accounting policy related to its obligations related to the Trust Preferred entities. SFAS No. 150 also required that all obligations which will be settled in the Company’s stock be accrued as a liability. As a result, the Company accrued $2 million (with an offsetting increase to goodwill) for the final payment related to the Network Capital acquisition that is due in the first quarter of 2004.

In November 2003, the Emerging Issues Task Force (EITF) reached a consensus EITF 03-1, “The Meaning of Other –Than Temporary Impairment and its Application to Certain Investments.” The consensus will require companies to provide additional disclosures related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115 ,“Accounting for Certain Investments in Debt and Equity Securities,” whose carrying values are in excess of their market values. The disclosures are required to discuss what factors have been considered by the company in determining that impairments are not other-than-temporary. Equity method investments and retained interests in securitized financial assets are not subject to the disclosure requirements of this EITF. See Note 6 in the Notes to the Consolidated Financial Statements for Sovereign’s disclosures required by EITF 03-1.

62 Sovereign Bancorp

Note 2 - Recent Accounting Pronouncements (Continued)

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued statement of position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004.

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin (“SAB”) that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, which is expected to be effective for commitments entered into after March 31, 2004. Sovereign enters into such commitments with customers in connection with residential mortgage loan applications and at December 31, 2003 had approximately $75.2 million in notional amount of these commitments outstanding. This guidance, if issued, would require Sovereign to recognize a liability on its balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. Sovereign is currently assessing the impact of this pending guidance on its results of operations and financial position. In the quarter of adoption, there would be a reduction in mortgage banking revenue associated with the transition to the new accounting to be required by the SAB.

Note 3 - Business Combinations

On March 8, 2002, Sovereign completed the purchase of Main Street Bancorp, Inc., a commercial bank holding company headquartered in Reading, Pennsylvania. The results of Main Street’s operations are included in the accompanying financial statements subsequent to the purchase date. Collectively, Main Street shareholders elected to receive approximately 85% of the purchase price in Sovereign common stock and 15% in cash. Sovereign issued 11.4 million shares of common stock valued at $145.5 million, (net of Sovereign’s shares held by Main Street) and made cash payments of $31.5 million to acquire all outstanding Main Street shares and pay associated fees. The number of Sovereign shares issued was determined based on the average price of Sovereign’s stock over the 10 day period preceding closing as provided in the purchase agreement. Management believes the acquisition enhanced Sovereign’s market share throughout its existing service area in eastern Pennsylvania.

Sovereign Bancorp 63

Notes to Consolidated Financial Statements

Note 3 - Business Combinations (Continued)

The purchase price was allocated to the assets and liabilities acquired of Main Street based on fair value as of March 8, 2002.

(DOLLARS IN MILLIONS):

Assets
Investments	$305.9

Loans:
Commercial	527.0
Consumer	152.7
Residential	165.6

Total loans	845.3
Less allowance for loan losses	(14.9)

Total loans, net	830.4

Federal funds and cash	239.3
Premises and equipment, net	26.0
Other real estate owned	0.8
Prepaid expenses and other assets	14.9
Core deposit intangible	34.4
Goodwill	69.6

Total assets	$1,521.3

Liabilities
Deposits:
Core	$700.6
Time	554.6

Total deposits	1,255.2
Borrowings and other debt obligations	86.9
Other liabilities	23.7
Trust preferred securities	10.0
Total liabilities	$1,375.8

In connection with the Main Street acquisition, Sovereign recorded charges in its 2002 Consolidated Statement of Operations. See additional discussion in Note 28.

64 Sovereign Bancorp

Note 3 - Business Combinations (Continued)

On February 28, 2000, Sovereign entered into an amended purchase and assumption agreement with FleetBoston Financial to acquire branch banking offices located in Connecticut, Massachusetts, New Hampshire and Rhode Island, and related deposit liabilities, loans and other assets associated with the business of those branches (the “Fleet Boston Acquisition”). In total, the Bank purchased 281 community banking offices (exclusive of four locations that were resold to a third party). The Fleet Boston Acquisition, which resulted in the creation of Sovereign Bank New England division of Sovereign Bank (“SBNE”), included the former Fleet Bank community banking franchise in eastern Massachusetts, Rhode Island, and select community banking offices of Fleet Bank in Southern New Hampshire and BankBoston in Connecticut. In addition, Sovereign acquired a substantial portion of the middle market and small business-lending group from Fleet Bank in Massachusetts and New Hampshire, and from BankBoston in Rhode Island and Connecticut. The Fleet Boston Acquisition included the purchase of fully functioning business units, with the necessary management, relationship officers, support staff and other infrastructure for the acquired loans and deposits to be fully serviced. Total consideration for the Fleet Boston Acquisition was 12% of acquired deposits, less agreed upon reductions. The premium was comprised of: a) $848 million, which was paid as of the final closing on July 21, 2000, and b) $363 million, paid in periodic installments from January 2001 through September 2001 upon FleetBoston’s compliance with non-solicitation obligations specified certain other conditions. These payments were recorded as expense from the completion of the New England Acquisition on July 21, 2000 through September 2001.

Note 4 - Goodwill and Core Deposit Intangible Assets

The Company adopted SFAS No. 142 and discontinued amortizing goodwill effective January 1, 2002. See Note 1 for a discussion of the Company’s accounting policies with regards to goodwill and core deposit intangible assets.

The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 related to acquisitions completed in 2003 and prior periods is:

YEAR	AMOUNT
2004	$66,812
2005	57,901
2006	51,002
2007	44,060
2008	30,461

The following table reflects the pro forma results of operations as if SFAS No.142 had been adopted as of January 1, 2001, (in thousands, except per share amounts):

	2003	2002	2001
Reported income	$401,851	$341,985	$116,821
Add: Goodwill amortization, net of tax	—	—	31,032

Pro forma net income	$401,851	$341,985	$147,853

Reported diluted EPS	1.38	1.23	0.45
Add: Goodwill amortization, net of tax	—	—	0.12

Pro forma diluted EPS	$1.38	$1.23	$0.57

Sovereign Bancorp 65

Notes to Consolidated Financial Statements

Note 5 - Restrictions on Cash and Amounts Due Fom Depository Institutions

Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2003 and 2002 were $477 million and $345 million, respectively.

Note 6 - Investment Securities

The amortized cost and estimated fair value of investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2003				2002
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Investment Securities
Available for sale:
Investment Securities:
U.S. Treasury and government agency securities	$21,730	$—	$72	$21,658	$31,274	$96	$—	$31,370
Corporate debt and asset-backed securities	325,306	29,073	—	354,379	958,094	20,553	10,625	968,022
FHLB stock and Preferred stock of FNMA and Freddie Mac	1,162,115	13,052	14,569	1,160,598	1,035,431	5,043	193	1,040,281
State and municipal securities	18,155	2,102	125	20,132	23,497	57	—	23,554
Mortgage-backed Securities:
U.S. government agencies	6,368,139	60,712	12,360	6,416,491	5,990,521	174,991	38	6,165,474
Non-agencies	2,119,355	12,577	2,571	2,129,361	2,456,522	48,349	8	2,504,863

Total investment securities available for sale	$10,014,800	$117,516	$29,697	$10,102,619	$10,495,339	$249,089	$10,864	$10,733,564

Held to maturity:
Investment Securities:
U.S. Treasury and government agency securities	$—	$—	$—	$—	$1,705	$60	$—	$1,765
Corporate debt and asset-backed securities	56,057	4,696	—	60,753	—	—	—	—
State and municipal securities	754,240	5,950	11,531	748,659	2,069	33	3	2,099
Mortgage-backed Securities:
U.S. government agencies	1,704,114	13,265	20,997	1,696,382	624,793	17,613	130	642,276
Non-agencies	1,941	6	31	1,916	3,946	19	55	3,910

Total investment securities held to maturity	$2,516,352	$23,917	$32,559	$2,507,710	$632,513	$17,725	$188	$650,050

In December 2003, Sovereign reclassified $2.1 billion of available for sale securities to held to maturity as management determined these investments would not be sold and would be held to maturity.

66 Sovereign Bancorp

Note 6 - Investment Securities (Continued)

The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2003 (in thousands):

	AT DECEMBER 31, 2003
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale and held to maturity:
Investment Securities:
U.S. Treasury and government agency securities	$21,663	$72	$—	$—	$21,663	$72
Corporate debt and asset-backed securities	—	—	—	—	—	—
FHLB stock and preferred stock of FNMA and Freddie Mac	260,410	14,569	—	—	260,410	14,569
State and municipal securities	386,062	11,656	—	—	386,062	11,656
Mortgage-backed Securities:			—	—
U.S. government agencies	2,674,368	33,357	—	—	2,674,368	33,357
Non-agencies	567,176	2,602	—	—	567,176	2,602

Total investment securities available for sale and held to maturity	$3,909,679	$62,256	$—	$—	$3,909,679	$62,256

As of December 31, 2003, management has concluded that the unrealized losses above are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers of our investment portfolio. Additionally, the Company has the intent and ability to hold these investments for a time necessary to recover the amortized cost.

Proceeds from sales of investment securities classified as available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Proceeds from sales	$2,929,137	$6,916,212	$6,081,704

Gross realized gains	75,006	62,696	36,283
Gross realized losses	(419)	(2,656)	(6,048)

Net realized gains	$74,587	$60,040	$30,235

Not included in the 2003 and 2002 amounts above were impairment charges of $7.4 million and $4.8 million, respectively, related to our retained interests in securitizations, and $1.1 million and $4.0 million, respectively, related to our venture capital and equity method investments.

Sovereign Bancorp 67

Notes to Consolidated Financial Statements

Note 6 - Investment Securities (Continued)

Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2003 are as follows:

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2003(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield (2)
U.S. Treasury and government agency	$18,141	$3,517	$—	$—	$21,658	1.26%
Corporate debt and asset backed securities	30,506	292,095	31,764	14	354,379	5.56%
FHLB stock and Preferred stock of FNMA and FHLMC	—	—	—	1,160,598	1,160,598	5.94%
State and Municipal securities	—	1,178	2,811	16,143	20,132	2.30%
Mortgage-backed Securities(2):
U.S. government agencies	1,171,869	3,068,019	1,478,350	698,253	6,416,491	4.28%
Non-agencies	505,112	1,097,682	145,798	380,769	2,129,361	4.34%

Total Fair Value	$1,725,628	$4,462,491	$1,658,723	$2,255,777	$10,102,619	4.52%

Weighted average yield	4.57%	4.58%	4.35%	4.48%	4.52%

Total Amortized Cost	$1,714,051	$4,412,882	$1,644,838	$2,243,029	$10,014,800

Maturities and yields of Sovereign’s investment securities classified as held to maturity at December 31, 2003 are as follows:

	INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2003 (1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield (2)
Corporate debt and asset backed securities	$1,004	$601	$—	$54,452	$56,057	9.29%
State and Municipal securities	1,284	4,900	747,996	60	754,240	4.86%
Mortgage-backed Securities(2)
U.S. government agencies	333,288	800,525	394,611	175,690	1,704,114	4.42%
Non-agencies	627	1,069	229	16	1,941	4.49%

Total Amortized Cost	$336,203	$807,095	$1,142,836	$230,218	$2,516,352	4.66%

Weighted-average yield (3)	4.36%	4.35%	4.71%	5.91%	4.66%

Total Fair Value	$332,128	$792,492	$1,144,559	$238,531	$2,507,710

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments,with the exception of the securities identified in note 2 below.

(2)	Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

Income not subject to tax included in interest and dividends on investment securities was $24.0 million, $15.4 million and $29.1 million for years ended December 31, 2003, 2002 and 2001, respectively. Tax expense related to net realized gains and losses from sales of investment securities for the years ended December 31, 2003, 2002 and 2001 were $26.1 million, $21.0 million and $10.6 million, respectively.

Investment securities with an estimated fair value of $5.6 billion and $3.1 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2003 and 2002, respectively.

68 Sovereign Bancorp

Note 7 - Loans

A summary of loans included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2003	2002
Commercial real estate loans	$4,353,494	$4,132,644
Commercial and industrial loans	5,365,062	4,757,822
Other	1,345,130	1,436,290

Total Commercial Loans	11,063,686	10,326,756

Home equity loans	6,457,682	5,165,834
Auto loans	3,240,383	3,038,976
Other	312,224	314,356

Total Consumer Loans	10,010,289	8,519,166

Residential real estate loans	5,074,684	4,347,512

Total Loans(1)	$26,148,659	$23,193,434

Total Loans with:
Fixed rate	$15,171,129	$13,599,898
Variable rate	10,977,530	9,593,536

Total Loans (1)	$26,148,659	$23,193,434

(1)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $76.0 million and $101.3 million at December 31, 2003 and 2002, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At December 31, 2003 and 2002, loans made by Sovereign Bank to these parties totaled $31.1 million and $31.2 million, respectively. These loans were made on terms similar to non-related parties.

The activity in the allowance for loan losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Balance, beginning of period	$298,750	$264,667	$256,356
Allowance acquired/established in acquisitions	—	14,877	—
Provision for loan losses	161,957	146,500	97,100
Charge-offs:
Residential(1)	4,313	8,186	7,506
Commercial	101,597	85,931	46,214
Consumer	59,478	68,528	67,220

Total charge-offs	165,388	162,645	120,940
Recoveries:
Residential	1,465	525	2,500
Commercial	7,531	6,082	3,177
Consumer	23,579	28,744	26,474

Total recoveries	32,575	35,351	32,151

Charge-offs, net of recoveries	132,813	127,294	88,789

Balance, end of period	$327,894	$298,750	$264,667

(1)	The 2002 residential charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarters of 2002.

Sovereign Bancorp 69

Notes to Consolidated Financial Statements

Note 7 - Loans (Continued)

Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2003	2002
Impaired loans with a related allowance	$308,615	$381,492
Impaired loans without a related allowance	—	—

Total impaired loans	$308,615	$381,492

Allowance for impaired loans	$68,375	$88,112

Total Non-performing loans	$199,380	$231,392

Total loans past due 90 days as to interest or principal and accruing interest	$36,925	$40,500

If Sovereign’s non-accruing and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for the years ended December 31, 2003, 2002 and 2001 would have increased by approximately $7.3 million, $7.6 million and $9.1 million, respectively. Interest income recognized on these loans for the years ended December 31, 2003, 2002 and 2001 was $13.3 million, $9.5 million and $6.6 million, respectively.

Note 8 - Mortgage Servicing Rights

At December 31, 2003, 2002 and 2001, Sovereign serviced loans for the benefit of others totaling $6.5 billion, $6.1 billion, and $5.1 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Gross balance, beginning of year	$79,450	$60,998	$41,541
Net servicing assets recognized	49,941	35,747	29,083
Amortization	(27,398)	(17,295)	(9,626)
Write-off of servicing assets	(12,347)	—	—

Gross balance, end of year	89,646	79,450	60,998
Valuation allowance	(12,400)	(23,952)	(10,280)

Balance, end of year	$77,246	$55,498	$50,718

A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. At December 31, 2003, the estimated fair value was determined using a weighted average discount rate of 9.1% and assumed prepayment speeds consistent with published secondary market rates applicable to the areas of the serviced loans. Sovereign also takes into consideration any inherent risks, as well as other relevant factors associated with each portfolio. The fair value of our mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, which Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that would be utilized by market participants in valuing mortgage servicing rights. An independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

70 Sovereign Bancorp

Note 8 - Mortgage Servicing Rights (Continued)

Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,

	2003	2002	2001

Balance, beginning of period	$23,952	$10,280	$2,183
Write-offs of reserves	(12,347)	—	—
Increase in valuation allowance for mortgage servicing rights	795	13,672	8,097

Balance, end of year	$12,400	$23,952	$10,280

Note 9 - Premises and Equipment

A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,

	2003	2002

Land	$13,427	$13,502
Office buildings	98,724	92,442
Furniture, fixtures, and equipment	263,812	245,912
Leasehold improvements	97,719	82,924
Automobiles and other	1,106	324

	474,788	435,104
Less accumulated depreciation	(201,510)	(153,677)

Total premises and equipment	$273,278	$281,427

Included in occupancy and equipment expense for 2003, 2002 and 2001 was depreciation expenses of $52.7 million, $49.5 million and $43.1 million, respectively. Sovereign also recorded rental expenses of $83.4 million, $88.6 million and $72.9 million, net of $13.1 million, $14.0 million and $11.2 million of sublease income, in 2003, 2002 and 2001, respectively.

Note 10 - Accrued Interest Receivable

Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,

	2003	2002

Accrued interest receivable on:
Investment securities	$69,158	$54,156
Loans	121,556	121,135

Total interest receivable	$190,714	$175,291

Sovereign Bancorp 71

Notes to Consolidated Financial Statements

Note 11 - Deposits

Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,

	2003			2002

	Balance	Percent	Rate	Balance	Percent	Rate

Demand deposit accounts	$4,306,376	16%	—%	$4,067,784	15%	—%
NOW accounts	6,068,163	22	0.46	5,889,582	22	1.45
Customer repurchase agreements	1,017,544	4	0.63	1,078,391	4	0.92
Savings accounts	3,098,892	11	0.50	3,037,888	11	0.99
Money market accounts	6,843,131	25	0.95	5,757,423	22	1.32
Certificates of deposit	6,009,902	22	2.40	7,020,021	26	3.17

Total deposits	$27,344,008	100%	0.95%	$26,851,089	100%	1.58%

Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,

	2003	2002	2001

Demand deposit and NOW accounts	$50,398	$54,009	$35,056
Customer repurchase agreements	7,154	14,029	36,294
Savings accounts	22,403	38,413	57,716
Money market accounts	68,458	99,161	144,168
Certificates of deposit	172,276	252,675	432,652

Total interest expense on deposits	$320,689	$458,287	$705,886

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2003 as scheduled to mature contractually (in thousands):

Three months or less	$373,604
Over three through six months	293,350
Over six through twelve months	286,259
Over twelve months	193,011

Total	$1,146,224

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2003 as scheduled to mature contractually (in thousands):

2004	$4,803,876
2005	787,093
2006	163,449
2007	83,846
2008	81,327
Thereafter	90,311

Total	$6,009,902

72 Sovereign Bancorp

Note 12 - Borrowings and Other Debt Obligations

The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,

	2003		2002

		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE

Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$1,793,391	1.13%	$1,538,300	0.82%
Overnight federal funds purchased	400,000	0.97	—	—
Federal Home Loan Bank (FHLB) advances, maturing through February 2013	6,755,330	3.55	5,395,116	4.22
Asset-backed floating rate notes, due April 2013	821,000	1.53	821,000	1.80
Asset-backed secured financing due November 2008	750,074	(2.01)	—	—
5.125% subordinated debentures, due 2013	475,542	2.14	—	—
4.375% subordinated debentures, due 2013	299,724	4.40	—	—
Other	—	—	305	8.36
Holding company borrowings and other debt obligations
Senior secured credit facility, maturing May 31, 2005 to February 28, 2007	50,000	2.67	120,000	3.91
8.625 % senior notes, due March 15, 2004	35,790	8.67	174,919	8.67
10.25 % senior notes, due May 15, 2004	37,568	10.25	200,000	10.25
10.50 % senior notes, due November 15, 2006	522,432	7.74	529,654	9.91
8.00 % subordinated debentures, due 2003	—	—	49,995	8.05
Junior subordinated debentures due to Sovereign Capital Trust I	99,044	5.80	—	—
Junior subordinated debentures due to Sovereign Capital Trust III	97,657	4.44	—	—
Junior subordinated debentures due to MBNK Capital Trust I	10,309	9.63	—	—
Junior subordinated debentures due to ML Capital Trust I	49,742	7.62	—	—

Total borrowings and other debt obligations	$12,197,603	2.86%	$8,829,289	3.99%

Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $1.3 billion and a market value of $1.3 billion at December 31, 2003. At December 31, 2003, Sovereign has securities sold under repurchase agreements with certain individual counterparties, namely Merrill Lynch, Lehman Brothers Co., and Citigroup, totaling $930.0 million, $254.0 million, and $121.1 million, respectively. The amount of securities sold under repurchase agreements which mature within 30 days is $495.1 million, within 30 to 90 days is $152.6 million and over 90 days is $1.15 billion.

FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.

Sovereign Bancorp 73

Notes to Consolidated Financial Statements

Note 12 - Borrowings and Other Debt Obligations (Continued)

During the first quarter of 2003, Sovereign completed a tender offer for its 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% notes”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes incurring a loss on this debt extinguishment of $29 million, $18.8 million, net of tax, or $0.07 per diluted share. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand. Included in the balance of our 5.125% senior notes above is a credit of $22.4 million for a fair value adjustment related to an interest rate swaps at December 31, 2003. The 10.50% senior notes are redeemable by Sovereign, at a significant premium, at any time price to maturity.

During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par beginning in August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital. In the third quarter of 2003, Sovereign entered into a hedging transaction that converted these subordinated notes from fixed interest rate obligations to floating interest rate obligations. Included in the balance of our March subordinated notes above is a debit of $20 million for a fair value adjustment related to an interest rate swap at December 31, 2003.

In November 2001, Sovereign Bank accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to special purpose entities (SPE’s) in return for proceeds from the issuance to outside investors of $821 million of asset-backed floating rate notes and $64 million of equity interests. The $821 million of floating rate notes mature in 2013 and carry an interest rate of LIBOR plus .38%. The securitization transaction is accounted for as a financing under SFAS No. 140, “Transfers of Financial Assets and Liabilities,” (SFAS No. 140) and, as such, the asset-backed floating rate notes and equity interests are reflected in Sovereign’s consolidated balance sheet as debt and minority interest.

In November of 2003, Sovereign entered into a $750 million financing transaction with an international bank. Under the terms of the arrangement, assets of Sovereign were transferred to a newly formed SPE. Since Sovereign has an obligation to repurchase the investment made by the international bank, the transaction is treated as a borrowing and as such both the assets transferred to the SPE and the related floating rate borrowing are reflected on Sovereign’s consolidated balance sheet. This debt bears interest at one-month LIBOR plus 0.50% basis points minus an adjustable spread which was approximately 3.8% in 2003. This financing arrangement will expire no later than November 2008 and may be terminated prior to that time with 30 days notice by either party.

The senior secured credit facility with Bank of Scotland consists of a $350 million revolving line and a $50 million term note. The revolving line provides $350 million of capacity through August 2005 with the maximum amount available reduced as follows: $300 million - August 31, 2005; $250 million - November 30, 2005; $200 million - February 28, 2006; $150 million - May 30, 2006; $100 million - August 30, 2006; $50 million - November 30, 2006. There was no amount outstanding under the revolving line at December 31, 2003. The term loan matures on May 31, 2005. During the third quarter of 2003, Sovereign renegotiated the terms of this credit facility. This amendment provided for a change in the commitment termination date, applicable margin and commitment fee. The commitment on the $350 million revolving line is based on a 364-day term with an option to extend for an additional 364-day period. The applicable margin was reduced from Libor plus 2.75% to Libor plus 1% and the commitment fee was reduced from 0.5% of any unused portion to 0.2%. Additionally, the rate on the $50 million term note was renegotiated to be calculated based on Libor plus 1.50% for the period November 2003 though May 2004. The rate subsequent to this date will be based upon Sovereign’s Long-Term Debt Rating (S&P/Moody’s). Sovereign wrote off deferred issuance costs of $0.9 million associated with the previous credit facility agreement. The senior secured credit facility subjects Sovereign to a number of affirmative and negative covenants.

74 Sovereign Bancorp

Note 12 - Borrowings and Other Debt Obligations (Continued)

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

Effective July 1, 2003, the Company reclassified its obligations under its trust preferred securities from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” See Note 13 for the background related to these obligations. We have determined that these Junior Subordinated Notes to Sovereign Capital Trust I, Sovereign Capital Trust III, ML Capital Trust I, and MBNK Capital Trust I (collectively the “Capital Trust Entities”) are considered variable interests entities as defined under FIN 46, of which we are not the primary beneficiaries. FIN 46 became effective for Sovereign on December 31, 2003. As a result, although the common equity of the Capital Trust Entities are owned solely by us, we do not consolidate these trusts into our financial statements. However, the Junior Subordinated Debentures to the Capital Trust Entities are reflected as “Borrowings and other debt obligations” on our consolidated balance sheet and the related interest expense is included as a component of interest expense on our statement of operations. If the Capital Trust Entities had been consolidated (as was the case prior to the effective date of FIN 46), our investments held to maturity and borrowings and other debt obligations would each be reduced by $54 million at December 31, 2003, which represents our total preferred and common investment in the Capital Trust Entities.

The following table sets forth the maturities of Sovereign’s borrowings and debt obligations at December 31, 2003 (in thousands):

2004	$4,025,449
2005	627,990
2006	912,192
2007	200,289
2008	1,370,074
Thereafter	5,061,609

Total	$12,197,603

Note 13 - Trust Preferred Securities

At December 31, 2002, Sovereign’s Trust Preferred Securities included in the accompanying consolidated balance sheet consisted of the following (in thousands):

AT DECEMBER 31,
2002

Sovereign Capital Trust I	$74,980
Sovereign Capital Trust II	187,949
Sovereign Capital Trust III	96,940
ML Capital Trust I	27,000
MBNK Capital Trust I	9,462

Total Trust Preferred Securities	$396,331

Effective July 1, 2003, Sovereign changed its accounting policy related to trust preferred securities. See Note 1 for further discussion. The Capital Trust Entities sole assets consist of investments in junior subordinated debentures issued by Sovereign. Sovereign has fully and unconditionally guaranteed the payments on the trust preferred securities. As discussed in Note 12, Sovereign deconsolidated its Capital Trust Entities at December 31, 2003 in accordance with FIN 46 and as such reflects the junior subordinated debentures within “Borrowings and other debt obligations.”

Sovereign Bancorp 75

Notes to Consolidated Financial Statements

Note 13 - Trust Preferred Securities (Continued)

On December 13, 2001, Sovereign issued $100 million of preferred capital securities through Sovereign Capital Trust III, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities are payable at an annual rate of 8.75% on a quarterly basis beginning March 31, 2002. The proceeds were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust III. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise the securities are generally redeemable at the Company’s election on whole or in part on or after January 1, 2007, at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. The securities must be redeemed on December 31, 2031.

On November 15, 1999, Sovereign issued 5,750,000 units of Trust Preferred Income Equity Redeemable Securities (“PIERS”) generating net proceeds to Sovereign of $278.3 million with a stated maturity of January 15, 2030. Each PIERS unit consists of:

•	A preferred capital security (Trust Preferred II) issued by Sovereign Capital Trust II (Trust II), valued at $32.50, having a face amount of $50, representing an undivided beneficial ownership interest in Trust II, which assets consist solely of debentures issued by Sovereign. Distributions are payable quarterly beginning February 15, 2000 at an annual rate of 7.5% of the stated liquidation value.

•	A warrant to purchase, subject to antidilution adjustments, 5.3355 shares of Sovereign common stock at any time prior to November 20, 2029. The warrants were valued at $17.50 per unit at the date of issuance.

The proceeds received were allocated to the Trust Preferred II securities and the warrants. The estimated fair value of the warrants upon issuance of $91.5 million was credited to stockholders’ received was allocated to the Trust Preferred II securities. The difference between the initial carrying amount of the Trust Preferred II securities and their redemption amount was treated as original issue discount. The Trust Preferred II securities were issued by a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on Trust II were payable at an annual rate of 7.5% of the stated liquidation amount of $50 per capital security, payable quarterly. After original issue discount and issuance costs, proceeds of $186.8 million were invested in Junior Subordinated Debentures of Sovereign, at terms identical to the Trust Preferred II offering. Cash distributions on Trust Preferred II were made to the extent interest on the debentures was received by Trust II.

On May 28, 2003, Sovereign announced its intent to redeem the Trust Preferred II securities as the trading price of Sovereign’s common stock exceeded specified thresholds that allowed for early redemption. On June 27, 2003, Sovereign completed the redemption of the trust capital securities by remarketing the existing securities in a public auction. In addition to third parties, Sovereign bid on the remarketed securities and provided the lowest bid. Consequently, Sovereign purchased the remarketed preferred securities at $32.79 per unit. Prior to completing the redemption of the trust capital securities, Sovereign issued 30,626,632 shares of common stock to those holders of its warrants who gave notice to exercise, with fractional shares paid in cash; all other warrants were redeemed at their warrant value of $17.21 when the trust capital security was redeemed.

Sovereign has outstanding preferred capital securities through Sovereign Capital Trust I, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities will be payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. The trust’s sole assets consist of investments in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust I. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise, the securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the securities may be redeemed at 100% of the liquidation amount. These securities must be redeemed no later than April 1, 2027.

76 Sovereign Bancorp

Note 13 - Trust Preferred Securities (Continued)

Sovereign has outstanding preferred capital securities through ML Capital Trust I, which was acquired by Sovereign as part of the purchase of ML Bancorp, Inc. The securities bear an interest rate of 9.875%, with a scheduled maturity of March 1, 2027. Proceeds from the issuance were invested in Junior Subordinated Debentures issued by ML Bancorp, Inc. Sovereign assumed ML Bancorp’s obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March 1, 2007.

Sovereign also has outstanding preferred capital securities through MBNK Capital Trust I, which was acquired by Sovereign as part of the purchase of Main Street Bancorp, Inc. The securities bear an interest rate of 9.625% and are redeemable by the Company on or after December 31, 2004. The preferred securities must be redeemed upon maturity of the debentures on December 31, 2029. The proceeds from the issuance were invested in Junior Subordinated Debentures issued by Main Street Bancorp, Inc. Sovereign assumed Main Street Bancorp’s obligations under this offering.

Note 14 - Minority Interests

Minority interests represent the net assets and earnings attributable to the equity of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in trust-preferred securities and other minority interest expense on the Consolidated Statements of Operations.

In a financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction that raised $885 million for Sovereign. See additional discussion Note 12.

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

Note 15 - Stockholders’ Equity

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

Sovereign Bancorp 77

Notes to Consolidated Financial Statements

Note 15 - Stockholders’ Equity (Continued)

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

Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan that permits holders of record of Sovereign common stock to purchase additional shares of common stock directly from Sovereign via reinvestment of cash dividends and optional cash purchases. At December 31, 2003, purchases of common stock with reinvested dividends are made at a 5% discount from the current market price as defined and optional cash purchases are limited to a maximum of $5,000 per quarter. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2003 and 2002 was immaterial. All dividends are reinvested according to Sovereign’s Dividend Reinvestment and Stock Purchase Plan.

On November 2, 2001, the Company registered $1.0 billion of debt and equity instruments for future issuance under a shelf registration of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $900 million of availability remaining under this shelf registration at December 31, 2003. The availability of securities under this shelf has been reduced as a result of the issuance of the Contingent Convertiable Trust Preferred Income Equity Redeemable Securities (“PIERS”) on February 26, 2004, as discussed in Note 29. However, management expects to file another shelf registration statement in 2004.

Retained earnings at December 31, 2003 included $82.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign’s debt agreement impose certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.

Note 16 - Regulatory Matters

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2003 and 2002, Sovereign Bank met all capital adequacy requirements to which they are subject to in order to be well-capitalized.

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

78 Sovereign Bancorp

Note 16 - Regulatory Matters (Continued)

The OTS order, as amended, applicable to the approval of Sovereign’s acquisition of branch assets and assumption of deposits and other liabilities from FleetBoston Financial Corporation, which was completed in 2000, (the “OTS Order”), required Sovereign Bank to be “Well-Capitalized,” and also to meet certain additional capital ratio requirements above the regulatory minimums, and other conditions. Various agreements with Sovereign’s lenders also require Sovereign Bank to be “Well-Capitalized” at all times and in compliance with all regulatory requirements. To be “well-capitalized”, a thrift institution must maintain a Tier 1 Leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of 6% and total risk-based capital of 10%. Although OTS capital regulations do not apply to savings and loan holding companies, the OTS Order required Sovereign to maintain certain Tier 1 capital levels. The OTS Order expired on January 1, 2003. At December 31, 2003, Sovereign had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution; (1) Sovereign Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or (3) if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition.

The proceeds from the subordinated debt issuances by Sovereign Bank in the first and third quarters of 2003, provided the Bank with additional dividend capacity to Sovereign Bancorp, Inc. Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets. Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. However, as a result of the subordinated debt issuance which qualifies as Tier 2 capital and the net income of Sovereign Bank, total risk-based capital for Sovereign Bank has increased from December 31, 2002. Total dividends from Sovereign Bank to Sovereign during the years ended December 31, 2003 and 2002 were $610 million and $210 million, respectively.

The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2003 and 2002:

	REGULATORY CAPITAL (IN THOUSANDS)

		Tier 1	Tier 1	Tier 1
	Tangible	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To	Capital To
	Tangible	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets	Assets

Sovereign Bank at December 31, 2003:
Regulatory capital	$2,814,384	$2,814,411	$2,732,636	$3,852,507
Minimum capital requirement	844,968	1,689,936	1,271,468	2,542,937

Excess	$1,969,416	$1,124,475	$1,461,168	$1,309,570

Capital ratio	6.66%	6.66%	8.60%	12.12%
Sovereign Bank at December 31, 2002:
Regulatory capital	$2,880,088	$2,880,290	$2,799,425	$3,084,999
Minimum capital requirement(1)	763,068	2,670,750	1,154,431	3,030,382

Excess	$2,117,020	$209,540	$1,644,994	$54,617

Capital ratio	7.55%	7.55%	9.70%	10.69%

(1)	As defined by OTS Regulations, or the OTS Order, as applicable. The OTS order expired on January 1, 2003.

Sovereign Bancorp 79

Notes to Consolidated Financial Statements

Note 17 - Stock-Based Compensation

Sovereign has plans that grant stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign’s stock options expire not more than 10 years and one month after the date of grant and become fully vested and exercisable within a one to five year period after the date of grant and, in certain cases, based on the attainment of specified targets. Prior to 2002, Sovereign had accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2002, Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based compensation awards. See further discussion in Note 1 regarding our accounting policies for stock options. Companies have a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Sovereign followed the disclosure only method prior to 2002. At December 31, 2003, there are 2.8 million shares of common stock reserved for issuance under stock-based incentive plans.

The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2003, 2002 and 2001 and stock options exercisable at the end of each of those years.

		Price
	Shares	Per Shares

Options outstanding December 31, 2000 (6,031,898 shares exercisable)	8,010,554	$1.94 - 20.25

Granted	2,835,084	8.25 - 12.32
Exercised	(489,949)	1.94 - 8.94
Forfeited	(268,599)	6.24 - 16.35

Options outstanding December 31, 2001 (7,301,406 shares exercisable)	10,087,090	2.25 - 20.25

Acquired in conjunction with the Main Street Acquisition	121,254	4.61 - 15.57
Granted	2,665,060	12.77 - 15.10
Exercised	(1,213,153)	2.25 - 13.74
Forfeited	(153,388)	6.69 - 16.35

Options outstanding December 31, 2002 (7,907,110 shares exercisable)	11,506,863	3.84 - 20.25

Granted	3,588,458	13.10 - 22.97
Exercised	(1,543,851)	3.84 - 14.56
Forfeited	(140,429)	6.69 - 16.35
Expired	(98,708)	5.55 - 20.25

Options outstanding December 31, 2003 (8,781,439 shares exercisable)	13,312,333	$3.84 - 22.97

The following table summarizes Sovereign’s stock options outstanding at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Excercise	Contractual		Excercise
Excercise Prices	Shares	Price	Life	Shares	Price

$3.84 - $5.88	706,101	$4.24	1.54	706,101	$4.24
$6.16 - $8.62	4,139,753	7.69	6.28	3,886,378	7.67
$9.38 - $12.82	3,821,197	12.38	6.93	3,150,284	12.37
$13.10 - $18.84	4,534,282	13.36	8.08	933,676	13.96
$20.13 - $22.97	111,000	20.36	4.61	105,000	20.24

Total	13,312,333	$10.89	6.81	8,781,439	$9.90

80 Sovereign Bancorp

Note 17 - Stock-Based Compensation (Continued)

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest ratably over a three-year period. Pre-tax compensation expense associated with this plan of $4.8 million, $3.0 million and $2.9 million was recorded in 2003, 2002 and 2001, respectively.

Note 18 - Employee Benefit Plans

Substantially all employees of Sovereign are eligible to participate in the 401(k) retirement plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to this plan of $7.8 million, $7.0 million and $6.5 million during 2003, 2002 and 2001, respectively. Pursuant to this plan, employees can contribute up to 25% of their compensation to the plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% and up to 5% of compensation in the form of Sovereign common stock. Sovereign amended the Plan in 2002 to permit participants to transfer the matching contribution to other investment vehicles available under the Plan.

Sovereign maintains an Employee Stock Ownership Plan (“Sovereign ESOP”), and substantially all employees of Sovereign are eligible to participate following completion of one year of service and attaining age 21. On November 21, 1994, Sovereign’s Board of Directors authorized an amendment to the Sovereign ESOP to add a leverage feature to purchase up to 6.7 million shares of Sovereign’s outstanding common stock in the open market or in negotiated transactions. Sovereign assumed upon acquisition in 1999 a leveraged ESOP of an acquiree whose shares were converted into Sovereign shares. In 2002, Sovereign terminated the acquired entity’s plan and repaid debt owed to Sovereign with the proceeds of unallocated Sovereign shares, which the plan sold. There were no remaining unallocated shares in the acquired plan or proceeds after the debt was repaid.

The Sovereign ESOP is a defined contribution plan, which provide retirement benefits for participants and beneficiaries in the form of Sovereign common stock. The Sovereign ESOP was funded through direct loans from the Company, and proceeds from these loans were used to purchase outstanding shares of the sponsoring company’s common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to employee accounts. Compensation expense is recognized based on the fair value of the shares committed to be released to employees and the shares then become outstanding for earnings per share computations.

Sovereign has committed to make contributions sufficient to provide for the debt requirements of the remaining Sovereign ESOP. In 2003, Sovereign purchased $7.2 million of common stock for the Sovereign ESOP. Sovereign recognized as expense $5.6 million, $3.9 million and $3.3 million for the Sovereign ESOP in 2003, 2002 and 2001, respectively. At December 31, 2003, the Sovereign ESOP held 5.8 million shares of Sovereign stock, of which 2.2 million shares were allocated to participant accounts. The unallocated Sovereign ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At December 31, 2003, the unallocated Sovereign ESOP shares had a fair market value of $85.8 million, and the Sovereign ESOP had $31.6 million of loans outstanding from Sovereign.

Sovereign Bancorp 81

Notes to Consolidated Financial Statements

Note 18 - Employee Benefit Plans (Continued)

Sovereign maintains several bonus deferral plans for selected management and executive employees. These plans allow employees to defer 25% or more of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions ranging from 25% to 100% are made by Sovereign into the trust and are also invested in Sovereign stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Expense is recognized over the vesting periods of the plans. Benefits vest ratably over three years under the management plan and after five years under the executive plan. Benefits also vest under the plans in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined by the plans. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $1.0 million, $1.9 million, and $1.7 million for these plans in 2003, 2002 and 2001, respectively.

Sovereign sponsors a supplemental executive retirement plan (“SERP”) and certain post-employment benefit plans of financial institutions acquired by Sovereign. Sovereign’s benefit obligation related to its SERP plan was $5.0 million and $4.7 million at December 31, 2003 and 2002, respectively. Sovereign’s benefit obligation related to its post-employment plans was $0.9 million and $1.0 million at December 31, 2003 and 2002. The SERP and the post-employment plans are unfunded plans. Sovereign recognized as expense $0.9 million, $0.8 million and $0.7 million related to these plans in 2003, 2002 and 2001, respectively. Increasing or decreasing the assumed healthcare cost trend rate would not have a significant impact on the accumulated post-retirement benefit obligation at December 31, 2003, or the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2003.

Note 19 - Income Taxes

The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Current:
Federal	$134,757	$159,807	$38,140
State	3,841	472	508

	138,598	160,279	38,648
Deferred:
Federal	14,450	(35,709)	(15,599)
State	—	—	—

Total income tax expense	$153,048	$124,570	$23,049

The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(3.3)	(2.8)	(6.8)
Bank owned life insurance	(2.7)	(3.2)	(10.5)
State income taxes, net of federal tax benefit	0.4	0.1	0.2
Amortization of non-deductible goodwill	0.0	0.0	2.3
Low income housing credits	(1.9)	(1.5)	(3.9)
Other	0.1	(0.9)	0.1

Effective tax rate	27.6%	26.7%	16.4%

82 Sovereign Bancorp

Note 19 - Income Taxes (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2003	2002
Deferred tax assets:
Allowance for possible loan losses	$65,144	$41,937
Purchased mortgage servicing rights	6,835	8,195
Depreciation and amortization	—	9,413
Unrealized loss on derivatives	39,338	73,375
Net operating loss carry forwards	1,102	5,630
Non-solicitation payments	94,349	101,673
Other	56,887	37,132

Total gross deferred tax assets	263,655	277,355

Deferred tax liabilities:
Purchase accounting adjustments	16,651	19,331
Deferred income	23,787	22,270
Originated mortgage servicing rights	24,346	15,425
Unrealized gain on available for sale portfolio	32,760	84,241
Employee benefits	1,356	2,314
Depreciation and amortization	704	—
Other	9,278	9,153

Total gross deferred tax liabilities	108,882	152,734

Net deferred tax asset	$154,773	$124,621

The Company has not recognized a deferred tax liability of $9.9 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).

Note 20 - Commitments And Contingencies

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

The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$8,879,334	$7,534,898
Standby letters of credit	1,412,432	980,756
Loans sold with recourse	10,420	16,870
Forward commitments	362,244	317,694

Sovereign Bancorp 83

Notes to Consolidated Financial Statements

Note 20 - Commitments and Contingencies (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral required is based on management credits evaluation of the counterparty. Collateral usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.

Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.52 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2003 was $1.4 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.2 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances, and historical loss experience has been minimal.

The forward contracts are used by Sovereign in its mortgage banking activities and provide for Sovereign to make delivery of a specified instrument, at a specified future date, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ values and interest rates. These contracts are also considered derivative instruments under SFAS No. 133 and changes in the fair value of contracts are recorded on the balance sheet as either derivative assets or liabilities. Further discussion of derivative financial instruments is included in Notes 1 and 22.

Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjuction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 2 to 8 years for transactions outstanding as of December 31, 2003. Sovereign estimates the maximum undiscounted exposure on these agreements at $8.6 million and the total carrying value of liabilities associated with these commitments was $0.3 million at December 31, 2003.

Litigation. At December 31, 2003, Sovereign was party to a number of lawsuits, which arose during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position or results of operations of Sovereign.

84 Sovereign Bancorp

Note 20 - Commitments and Contingencies (Continued)

Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income, at December 31, 2003, are summarized as follows (in thousands):

	AT DECEMBER 31, 2003
	Future Minimum
	Lease	Sublease	Net
	Payments	Income	Payments
2004	$103,314	$(12,151)	$91,163
2005	179,699	(9,766)	169,933
2006	55,658	(8,989)	46,669
2007	52,709	(8,008)	44,701
2008	37,354	(4,593)	32,761
Thereafter	279,244	(14,935)	264,309

Total	$707,978	$(58,442)	$649,536

Note 21 - Fair Value of Financial Instruments

The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, “ Fair Value of Financial Instruments.” These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement.

Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2003		2002
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$950,302	$950,302	$972,614	$972,614
Investment securities:
Available for sale	10,102,619	10,102,619	10,733,564	10,733,564
Held to maturity	2,516,352	2,507,710	632,513	650,050
Loans, net	25,820,765	26,055,958	22,828,575	23,461,615
Mortgage servicing rights	77,246	78,372	55,498	56,654
Mortgage banking forward commitments	(1,863)	(1,863)	(9,731)	(9,731)
Mortgage interest rate lock commitments	951	951	4,662	4,662
Financial Liabilities:
Deposits	27,344,008	25,708,556	26,784,980	26,879,525
Borrowings and other debt obligations	12,197,603	12,549,058	8,925,326	9,396,837
Interest rate derivative instruments	63,800	63,800	(121,451)	(121,451)
Trust preferred securities (1)	—	—	396,331	418,695
Unrecognized Financial Instruments:(2)
Commitments to extend credit	53,095	53,037	54,636	54,536

(1)	Included in balance of “Borrowings and other debt obligations” in 2003. See Note 1.

(2)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

Sovereign Bancorp 85

Notes to Consolidated Financial Statements

Note 21 - Fair Value of Financial Instruments (Continued)

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

Mortgage servicing rights. The fair value of mortgage servicing rights are estimated using internal cash flow models. For additional discussion see Note 8.

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

Borrowings and Other debt obligations. Fair value is estimated by discounting cash flows using rates currently available to Sovereign for other borrowings with similar terms and remaining maturities. Certain other debt obligations instruments are valued using available market quotes.

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

86 Sovereign Bancorp

Note 22 - Derivative Instruments and Hedging Activities

Sovereign uses derivative instruments as part of its interest rate risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies and for certain other market exposures.

One of Sovereign’s primary market risks is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, and/or assets and on probable future cash outflows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices. Note 1 provides a summary of our accounting policy for derivative instruments in the financial statements. The Company designates derivative instruments used to manage interest rate risk into SFAS No. 133 hedge relationships with the specific assets, liabilities, or forecasted cash flows.

Our derivative transactions encompass credit risk to the extent that a counterparty to a derivative contract with which Sovereign has an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by limiting the aggregate amount of net unrealized gains in agreements outstanding, monitoring the size and the maturity structure of the derivative portfolio, applying uniform credit standards maintained for all activities with credit risk, and collateralizing gains.

Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations . Sovereign includes all components of each derivatives’ gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2003 and December 31, 2002, no hedge ineffectiveness was recognized in earnings associated with fair value hedges.

Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2003 and 2002, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the years ended December 31, 2003 and 2002, the Company terminated $0.7 billion and $1.4 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $0.7 billion and $1.4 billion of borrowings, resulting in a net after-tax loss of $65.3 million and $17 million. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2003, Sovereign expects approximately $28.6 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 25 for further detail of the amounts included in accumulated other comprehensive income. In 2001, Sovereign reclassified $14.7 million of deferred losses out of accumulated other comprehensive income into earnings because it became probable that the original forecasted transactions would not occur.

Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. In connection with the indirect automobile loan securitization transaction discussed in Note 12, Sovereign was required to purchase, on behalf of its securitization SPE, an interest rate cap with a $900 million notional value from a third party. Sovereign also sold an identical interest rate cap with a notional value of $900 million to the same third party. Sovereign assigned the purchased interest rate cap to the SPE. At December 31, 2003, the fair value of the purchased interest rate cap was an asset of $19.6 million, and the fair value of the sold interest rate cap was a liability of $19.6 million.

Net gains generated from mortgage banking derivative transactions is included in “Mortgage Banking Revenues” on the income statement and totaled $1.7 million and $0.5 million for 2003 and 2002, respectively. Net gains generated from derivative instruments executed with customers are included as “Capital Markets Revenue” on the income statement and totaled $8.8 million, $7.7 million, and $5.9 million for 2003, 2002, and 2001, respectively.

Sovereign Bancorp 87

Notes to Consolidated Financial Statements

Note 22 - Derivative Instruments and Hedging Activities (Continued)

All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2003 and 2002 (in thousands):

					Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2003
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,403,590	$3,109	$—	7.04%	3.59%	6.2
Cash flow hedges:
Pay fixed - receive floating interest rate swaps	650,000	—	36,404	1.15%	5.44%	1.6
Forward starting swap	100,000	5,085	—	1.15%	3.93%	6.8

Total derivatives used in SFAS 133 hedging relationships	$2,153,590	$8,194	$36,404	4.99%	4.16%	4.8

December 31, 2002
Fair value hedges:
Receive fixed - pay variable interest rate swaps	$625,000	$40,865	$—	8.25%	4.93%	2.9
Cash flow hedges:
Pay fixed - receive floating interest rate swaps	1,600,000	—	179,534	1.57%	6.07%	4.6

Total derivatives used in SFAS 133 hedging relationships	$2,225,000	$40,865	$179,534	3.45%	5.75%	4.1

Summary information regarding other derivative activities at December 31, 2003 and December 31, 2002 follows (in thousands):

	AT DECEMBER 31,
	2003	2002
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(1,863)	$(9,731)
Interest rate lock commitments	951	4,662

Total mortgage banking risk management	(912)	(5,069)
Swaps receive fixed	83,267	113,041
Swaps pay fixed	(61,192)	(95,823)

Net Customer related swaps	22,075	17,218
Foreign exchange	(50)	65

Total activity	$21,113	$12,214

Net interest income resulting from interest rate exchange agreements included $16.8 million of income and $78.2 million of expense for 2003, $21.5 million of income and $68.2 million of expense for 2002, and $11.6 million of income and $11.4 million of expense for 2001.

88 Sovereign Bancorp

Note 23 - Asset Securitizations and Variable Interest Entities

In December 2002, the Company securitized approximately $565 million of residential mortgage loans, converting them into investment certificates. Sovereign recognized a gain at the time of the sale of $0.4 million associated with approximately 11% of the certificates which were sold to third parties. The majority of the certificates retained are AAA rated securities and are classified as investments available for sale. We also retained subordinated certificates in this transaction that totaled $28.8 million at December 31, 2003. The value of these certificates is subject to credit risk and prepayment risk. In accordance with SFAS No. 134 and SFAS No. 140, the subordinated certificates are retained interests in securitizations and are classified in investments available for sale on our Consolidated Balance Sheets. Sovereign retained servicing responsibilities related to this transaction, and receives an annual servicing fee of 0.375% as compensation. The investors have no recourse to the Company’s other asset to serve as additional collateral to protect their interests in the securitization.

During 2000, the Company acquired the servicing responsibilities, and retained interest-only strips, related to home equity, boat and recreational vehicle loans that were previously securitized by FleetBoston, as part of the FleetBoston Acquisition. The Company receives annual servicing fees approximating 0.50% for home equity loans and for boat and recreational vehicle loans. The investors and securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. During 2003 and 2002, impairment charges of $7.4 million and $4.8 million were recorded on these retained interests and are reflected in “Net gain (loss) on sale of investment securities and derivatives” in the Consolidated Statements of Operations. These charges were required because of changes in the prepayment period assumptions and loss assumptions associated with these securitizations.

Sovereign also has a revolving securitization structure related to a dealer floor plan securitization that was executed in 2000.

The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at December 31, 2003 and 2002, and the net credit losses for the year ended December 31, 2003 and 2002, are as follows (in thousands):

	2003			2002
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$105,384	$1,615	$—	$57,466	$—	$—
Home Equity Loans	370,465	46,740	8,546	590,098	58,589	6,102
Boat Loans	43,732	935	658	71,215	283	336
Recreational Vehicle Loans	89,832	1,271	1,330	140,899	1,280	2,200
Automotive Floor Plan Loans	579,000	—	22	579,000	—	—
Total Securitized	$1,188,413	$50,561	$10,556	$1,438,678	$60,152	$8,638

Loans Held in Portfolios
Mortgage Loans	$5,074,684			$4,347,512
Home Equity Loans	6,457,682			5,165,834
Boat Loans (1)	1,832			4,139
Recreational Vehicle Loans	—			—
Automotive Floor Plan Loans	614,420			817,682

Total Held in Portfolio	12,148,618			10,335,167

Total	$13,337,031			$11,773,845

(1)	Boat loans are included in other consumer loans.

Sovereign Bancorp 89

Notes to Consolidated Financial Statements

Note 23 - Asset Securitizations and Variable Interest Entities (Continued)

The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

AT DECEMBER 31, 2003
Automotive
Floor Plan
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$1,578
Subordinated interest retained	21,000
Servicing rights	—
Interest only strips	600
Cash reserve	8,027

Total Retained Interests and Servicing Rights	$31,205

Key Economic Assumptions:
Prepayment speed	N/A
Weighted average life (in years)	.15
Expected credit losses	0.25%
Residual cash flows discount rate	6.20%

The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2003	2002
Proceeds from new securitizations	$—	$62,709
Proceeds from collections reinvested in revolving-period securitizations	5,074,824	5,044,567
Servicing fees received	10,924	10,965
Other cash flows received on retained interests	20,913	21,783
Purchases of delinquent or foreclosed assets	—	—

90 Sovereign Bancorp

Management’s Discussion and Analysis

Note 23 - Asset Securitizations and Variable Interest Entities (Continued)

At December 31, 2003 and 2002, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home		Recreational	Auto
	Mortgage	Equity	Boat	Vechicle	Floor
	Loans	Loans	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$—	$—	$1,578	$1,578
Subordinated interest retained	28,841	—	429	511	21,000	50,781
Servicing rights	2,243	1,613	27	—	—	3,883
Interest only strips	—	22,457	13,411	8,484	600	44,952
Cash reserve	—	—	—	—	8,027	8,027

Total Retained Interests and Servicing Rights	$31,084	$24,070	$13,867	$8,995	$31,205	$109,221

Weighted-average life (in yrs)	1.52	1.67	0.24	0.24	0.15
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	22%	20%	50%
As of December 31, 2003	40%	31%	30%	24%	54%
Impact on fair value of 10% adverse change	$(241)	$(568)	$—	$(1)	$(79)
Impact on fair value of 20% adverse change	$(456)	$(1,159)	$—	$(3)	$(142)
Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of the date of the securitization	0.12%	0.75%	0.40%	0.40%	0.25%
As of December 31, 2003	0.12%	1.42%	0.39%	0.64%	0.25%
Impact on fair value of 10% adverse change	$(39)	$(1,062)	$(7)	$(17)	$(22)
Impact on fair value of 20% adverse change	$(78)	$(2,072)	$(15)	$(35)	$(45)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	11%	11%	10%
As of December 31, 2003	9%	12%	11%	11%	6%
Impact on fair value of 10% adverse change	$(49)	$(472)	$(23)	$(17)	$(73)
Impact on fair value of 20% adverse change	$(96)	$(929)	$(46)	$(34)	$(146)

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

In connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable out of the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under the insurance policies. The aggregate principal balance of the certificates at December 31, 2003, and December 31, 2002, was $243.1 million and $264.1 million respectively. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction.

Sovereign Bancorp 91

Notes to Consolidated Financial Statements

Note 23 - Asset Securitizations and Variable Interest Entities (Continued)

Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities, since the general partner is responsible for the day to day management of the partnership and makes all significant operating decisions on behalf of the partnership. Our risk of loss is limited to our investment in the partnerships, which totaled $93.4 million at December 31, 2003 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $57.2 million at December 31, 2003. Our investments in these partnerships are accounted for under the equity method.

Note 24 - Earnings Per Share

The following table presents the computation of earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Calculation of income for EPS:
Net income for basic and diluted EPS	$401,851	$341,985	$116,821

Calculation of shares:
Weighted average basic shares	277,301	258,461	244,643
Dilutive effect of:
Warrants	8,667	17,109	10,054
Stock-based compensation	4,509	3,469	2,198

Weighted average fully diluted shares	290,477	279,039	256,895

Earnings per share:
Basic	$1.45	$1.32	$0.48
Diluted	$1.38	$1.23	$0.45

Note 25 - Comprehensive Income

The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No.130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Net income	$401,851	$341,985	$116,821

Cumulative change in accounting principle:
Fair value of derivative instruments and hedged items	—	—	(6,736)
Reclassification of held-to-maturity securities to available-for-sale	—	—	(3,215)

Net unrealized gain/(loss) on derivative instruments for the period	29,994	(88,048)	(47,650)
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(71,714)	182,498	65,650
Less reclassification adjustments:
Derivative instruments	(3,724)	—	(16,948)
Investments available for sale	42,937	33,306	19,611

Net unrealized gain/(loss) recognized in other comprehensive income	(80,933)	61,144	15,337

Comprehensive income	$320,918	$403,129	$122,207

Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $42.1 million and net accumulated losses on derivatives of $95.0 million at December 31, 2003, compared to net unrealized gains on securities of $157 million and net accumulated losses on derivatives of $129 million at December 31, 2002.

92 Sovereign Bancorp

Note 26 - Parent Company Financial Information

Condensed financial information for Sovereign Bancorp is as follows (in thousands):

BALANCE SHEETS

	AT DECEMBER 31,
	2003	2002
Assets
Cash and due from banksh	$99,640	$27,601
Available for sale investment securities	15,864	5,879
Investment in subsidiaries:
Bank subsidiary	3,918,482	4,129,467
Non-bank subsidiaries	187,039	143,423
Other assets	71,038	70,443

Total Assets	$4,292,063	$4,376,813

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations(1)	$902,542	$1,074,568
Borrowings from non-bank subsidiaries(1)	103,160	508,999
Other liabilities	25,955	28,928

Total liabilities	1,031,657	1,612,495

Stockholders’ Equity	3,260,406	2,764,318

Total Liabilities and Stockholders’ Equity	$4,292,063	$4,376,813

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Dividends from Bank subsidiary:	$610,000	$210,000	$130,000
Interest income	3,745	1,610	3,053
Other income	(407)	46	—

Total income	613,338	211,656	133,053

Interest expense	106,480	144,821	156,540
Other expense	36,555	6,228	16,435

Total expense	143,035	151,049	172,975

Income/(loss) before income taxes and equity in earnings of subsidiaries	470,303	60,607	(39,922)
Income tax benefit	(44,099)	(62,725)	(62,760)

Income before equity in earnings of subsidiaries	514,402	123,332	22,838
Dividends in excess of Bank subsidiary current year earnings	(127,628)	—	—
Equity in undistributed earnings/(loss) of:
Bank subsidiary	—	217,735	96,104
Non-bank subsidiaries	15,077	918	(2,121)

Net income	$401,851	$341,985	$116,821

(1)	As discussed in Note 12, Sovereign adopted FIN 46 effective December 31, 2003. This resulted in the Capital Trust Entities being deconsolidated which resulted in a reclassification of $256.8 million of liabilities to the Borrowings and other debt obligations from the Borrowings from non-bank subsidiaries caption.

Sovereign Bancorp 93

Notes to Consolidated Financial Statements

Note 26 - Parent Company Financial Information (Continued)

STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$401,851	$341,985	$116,821
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	—	(217,735)	(96,104)
Non-bank subsidiaries	(15,077)	(918)	2,121
Dividends in excess of Bank subsidiary current year earnings	127,628	—	—
Loss on retirement borrowings and other debt obligations	—	—	10,075
Stock option expense	4,409	10,392	—
Allocation of Employee Stock Ownership Plan	2,387	1,864	—
Other, net	(17,688)	11,482	(8,728)

Net cash provided by operating activities	503,510	147,070	24,185

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries	(35,082)	(45,577)	(21,088)
Investment securities:
Maturity and repayments	—	—	(930)
Net purchase and sales	(3,799)	(3,857)	—

Net cash used in investing activities	(38,881)	(49,434)	(22,018)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(609,640)	(125,000)	(715,000)
Net proceeds received from senior notes and senior credit facility	188,000	—	525,000
Net change in borrowings from non-bank subsidiaries	(137,325)	3,894	109,808
Sale (acquisition) of treasury stock	(17,643)	2,844	(2,998)
Cash dividends paid to stockholders	(28,094)	(26,058)	(24,790)
Advance to ESOP plan	(7,152)	—	—
Termination of ESOP	—	7,768	—
Net proceeds from the exercise of warrants	187,591	—	—
Net proceeds from issuance of common stock	31,673	15,437	156,893

Net cash (used in) provided by financing activities	(392,590)	(121,115)	48,913

Increase (decrease) in cash and cash equivalents	72,039	(23,479)	51,080
Cash and cash equivalents at beginning of period	27,601	51,080	—

Cash and cash equivalents at end of period	$99,640	$27,601	$51,080

Note 27 - Business Segment Information

The Company has the following reportable segments: the Consumer Bank, the Corporate Bank and Treasury & Other. The Consumer Bank and Corporate Bank are organized principally around the customers served by Sovereign. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credits. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Treasury & Other includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses. The assets that have not been allocated to the Consumer and Corporate Bank, and are included in Treasury & Other, are certain cash and cash equivalents, investments, goodwill and other intangible assets, bank owned life insurance and certain other assets. Although goodwill and other intangible assets are not allocated to all of the segments for management

94 Sovereign Bancorp

Note 27 - Business Segment Information (Continued)

reporting purposes, these assets are considered by the Company for purposes of assessing impairment of its goodwill in reporting units under SFAS No. 142. Goodwill was allocated based upon the relative fair values of the reporting units which are equivalent to our reportable segments and as of December 31, 2003, goodwill allocated to the Consumer Bank and Corporate Bank was $728 million and $299 million, respectively.

The executives responsible for the Consumer Bank, Corporate Bank and Treasury & Other business lines report directly to the Chief Executive Officer. The accumulation and aggregation of segment information is based on this reporting structure. The Chief Executive Officer evaluates the segments based on income before taxes which is derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each operating segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Treasury & Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. During 2003 and 2002, certain organization and allocation methodology changes were made which enhanced the Company’s management reporting systems and the information provided. In addition, designations, assignments and allocations may continue to change from time to time as management accounting systems are further enhanced or product lines change. Where practical, the results are adjusted to present consistent methodologies for the segments. However, no changes have occured in 2003 that required restatements of prior period information. Segment accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2003
	Consumer	Corporate	Treasury
	Bank	Bank	& Other(3)	Total
Net interest income	$953,463	$291,694	$(39,529)	$1,205,628
Provision for loan losses	38,732	94,117	29,108	161,957
Fees and other income(1)	310,652	88,706	56,808	456,166
General and administrative expenses	677,143	143,852	43,514	864,509
Depreciation/Amortization	63,525	2,432	90,691	156,648
Income (Loss) before income taxes	540,794	142,431	(128,326)	554,899
Intersegment revenues (expenses)(2)	467,572	(236,918)	(230,654)	—
Average Assets	$14,564,664	$11,203,019	$15,635,481	$41,403,164

	DECEMBER 31, 2002
	Consumer	Corporate	Treasury
	Bank	Bank	& Other(3)	Total
Net interest income	$904,344	$259,322	$(4,050)	$1,159,616
Provision for loan losses	45,864	80,433	20,203	146,500
Fees and other income(1)	245,601	69,675	65,819	381,095
General and administrative expenses	650,176	130,966	38,965	820,107
Depreciation/Amortization	51,602	914	88,989	141,505
Income (Loss) before income taxes	453,905	117,598	(104,948)	466,555
Intersegment revenues (expense)(2)	514,977	(299,594)	(215,383)	—
Average Assets	$13,186,318	$9,986,320	$14,588,615	$37,761,253

Sovereign Bancorp 95

Notes to Consolidated Financial Statements

Note 27 - Business Segment Information (Continued)

	DECEMBER 31, 2001
	Consumer	Corporate	Treasury
	Bank	Bank	& Other(3)	Total
Net interest income	$900,722	$223,810	$(70,250)	$1,054,282
Provision for loan losses	45,752	43,037	8,311	97,100
Fees and other income(1)	234,723	67,730	96,439	398,892
General and administrative expenses	646,242	102,768	28,275	777,285
Depreciation/Amortization	40,840	890	147,362	189,092
Income (Loss) before income taxes	443,451	145,735	(449,316)	139,870
Intersegment revenues (expense)(2)	585,872	(367,892)	(217,980)	—
Average Assets	$13,767,362	$8,393,104	$12,313,804	$34,474,270

(1)	Commercial Banking fees in the accompanying Consolidated Statements of Operations include fees on commercial deposits. For segment reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(3)	Included in Treasury & Other in 2003 are debt extinguishment losses of $29.8 million. Included in Treasury & Other in 2002 are charges for an additional loan loss provision for Main Street of $6 million, as well as merger related expense of $15.9 million. Included in Treasury and Other in 2001 are merger related and restructuring expenses of $8.5 million and $243.2 million of expense associated with non-solicitation payments related to the SBNE transaction (see Note 29 to the Consolidated Financial Statements).

Note 28 – Merger Related and Restructuring Items

Following is a summary of amounts charged to earnings related to restructuring activities (in thousands):

	2003	2002	2001
Merger related and restructuring items	$—	$15,871	$8,500

Total	$—	$15,871	$8,500

In 2002, Sovereign recorded merger related and restructuring charges related to the Main Street acquisition of $15.9 million. Of this amount, $11.3 million related to branch and office consolidations, $3.5 million related to system conversions and $1.0 million for community grants. These charges were expensed and are included within “Merger related and restructuring charges” in the Consolidated Statements of Operations. In addition, a loan loss provision of $6.0 million was recorded to conform Main Street’s allowance for loan losses to Sovereign’s reserve policies. This charge was expensed through “Provision for loan losses” on the Consolidated Statement of Operations.

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

96 Sovereign Bancorp

Note 28 – Merger Related and Restructuring Items (Continued)

The status of restructuring activities is summarized as follows (in thousands):

	RESTRUCTURING ACTIVITY
	2002	2001	2000
Charge recorded in earnings	$15,871	$8,500	$18,500
Amount provided in purchase accounting
2003	—	—	—
2002	7,838	—	—
2001	—	—	—
2000	—	—	—
Payments
2003	(4,821)	(202)	(109)
2002	(10,537)	(1,281)	(1,855)
2001	—	(2,017)	(11,019)
2000	—	—	(1,017)
Non-cash charge	—	(5,000)	(4,500)
Changes in estimates
2003(1)	(2,785)	—	—
2002	—	—	—
2001	—	—	—

Reserve balance at December 31, 2003	$5,566	$—	$—

(1)	During the first quarter of 2003, Sovereign determined that certain reserves established in 2002 in connection with the Main Street Bancorp acquisition were no longer required. Of the amount above, $2 million related to this change in estimate was applied against goodwill with the remaining balance recorded in other expense of the Consolidated Statement of Operations. The remaining reserve balance primarily relates to operating leases of closed branches and office consolidations incurred as part of the Main Street acquisition.

Note 29 – Subsequent Events

On February 6, 2004, Sovereign completed the acquisition of First Essex Bancorp (“First Essex”) for approximately $406 million. A cash payment of $208 million was made in connection with the transaction with the remaining consideration consisting of the issuance of shares of Sovereign’s common stock. First Essex had approximately $1.7 billion in assets, $1.2 billion of net loans, $0.4 billion of investments, $1.3 billion of deposits, $0.3 billion of borrowings and other debt obligations and $0.2 billion of stockholders’ equity at December 31, 2003. First Essex was headquartered in Andover, Massachusetts, with 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in New Hampshire. Management expects that this acquisition will further fortify our presence in both of these states and give us greater leverage in commercial and retail banking in these markets.

On January 26, 2004, Sovereign announced the execution of a definitive agreement to acquire Seacoast Financial Services Corporation (“Seacoast”) for approximately $1.1 billion in common stock. Upon completion of the acquisition, Seacoast shareholders will be entitled to receive 1.461 shared of Sovereign common stock, subject to specified adjustment. If Sovereign’s share price drops below $23.96 during a 15 day period prior to receipt of shareholder and regulatory approvals, the exchange ratio shall increase to provide Seacoast shareholders with $35 of value, but in no event will the exchange ratio exceed 1.623 shares of Sovereign stock per share of Seacoast stock. Seacoast has $5.4 billion of assets (proforma for its pending acquisition of Abington Bancorp, Inc. (“Abington”) which is expected to close in the beginning of the second quarter of 2004) and is a bank holding company based in New Bedford, Massachusetts and has 67 banking offices throughout Southeastern Massachusetts (proforma for pending Abington acquisition). As a result of this transaction, Sovereign is expected to achieve a top four market share in each of the five fastest growing counties and the five largest counties in Massachusetts, including the Boston metro market. Sovereign’s acquisition of Seacoast is expected to close in the third quarter of 2004, subject to regulatory and Seacoast shareholder approval.

Sovereign Bancorp 97

Notes to Consolidated Financial Statements

Note 29 – Subsequent Events (Continued)

On February 26, 2004, Sovereign completed the offering of $700 million of Trust PIERS. On March 8, 2004, Sovereign raised an additional $100 million of PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consists of:

•	A junior subordinated debentures issued by Sovereign Bancorp, Inc. (''Sovereign’’), each of which will have a principal amount at maturity of $50, a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of Sovereign common stock from Sovereign at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

Holders may convert each of their Trust PIERS into 1.6301 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the Trust PIERS is equivalent to a conversion price of approximately $30.67 per share. The Trust PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period. The Trust will not be consolidated in Sovereign’s financial statements; however, the junior subordinated debentures issued by Sovereign will be reflected as “Borrowings and other debt obligations” in the Consolidated balance sheet.

98 Sovereign Bancorp

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to: (i) that portion of the section captioned “Election of Directors” located in the definitive Proxy Statement to be used in connection with Sovereign’s 2003 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption “Audit Committee Report” in the Proxy Statement. The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Sovereign has adopted a Code of Conduct and Ethics that applies to all of its directors, officers (including, but not limited to, its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Controller. The Company’s Code of Conduct and Ethics is available free of charge on the Company’s web site at www.sovereignbank.com.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to (i) the sections captioned “Compensation Paid to Directors” through “Indemnification” and (ii) the section captioned “Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders.

The information required by this item is incorporated herein by reference to that portion of the section captioned “Election of Directors” and “Compensation paid to Executive Officers – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the sections captioned “Indebtedness of Management” and “Other” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information contained in the section titled Audit Committee Report of Sovereign’s proxy statement, with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A) 1. Financial Statements.

The following financial statements are filed as part of this report:

Sovereign Bancorp 99

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

(4.1) Sovereign Bancorp, Inc. has certain other debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies to the Commission on request.

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

100 Sovereign Bancorp

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

(10.13) Amendment #1 to Employment Agreement, dated February 26, 2003, between Sovereign Bancorp, Inc. and John Hamill (Incorporated by reference to Exhibit 10.13 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2002) and Employment Agreement dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Annual Report on Form 10-K/A, SEC File No. 0-16533, for fiscal year ended December 31, 2000.)

(10.14) Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for fiscal year ended December 31, 2002.)

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

(10.17) 2001 Stock Incentive Plan (Incorporated by reference to Exhibit “b” to Sovereign’s proxy statement, SEC File No. 0-16533, dated March 26, 2001.)

(10.18) Sovereign Bancorp, Inc. Non-Employee Directors Bonus Award Program as amended effective February 18, 2004 (filed herewith)

(10.19) Sovereign Bancorp, Inc. Senior Officers Bonus Award Program as amended effective February 18, 2004 (filed herewith)

(10.20) Sovereign Bancorp, Inc. Non-employee Director Compensation Plan (Incorporated by reference to Exhibit “A” to Sovereign’s proxy statement, SEC File No. 0-16533, dated March 15, 1996.)

(21) Subsidiaries of the Registrant.

(23.1) Consent of Ernst & Young LLP.

(31.1) Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2) Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32.1) Chief Executive Officer certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports On Form 8-k

On October 15, 2003, the Company filed a current report on Form 8-K dated October 14, 2003, reporting information under Items 7 and 12.

Sovereign Bancorp 101

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovereign Bancorp, Inc.
(Registrant)

March 9, 2004

By:	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature

	Title	Date
/s/ P. Michael Ehlerman P. Michael Ehlerman	Director	March 9, 2004

/s/ Brian Hard Brian Hard	Director	March 9, 2004

/s/ Andrew C. Hove, Jr. Andrew C. Hove, Jr.	Director	March 9, 2004

/s/ Daniel K. Rothermel Daniel K. Rothermel	Director	March 9, 2004

/s/ Jay S. Sidhu Jay S. Sidhu	Director, President and Chief Executive Officer Chairman of Board of Directors (Principal Executive Officer)	March 9, 2004

/s/ Cameron C. Troilo, Sr. Cameron C. Troilo, Sr.	Director	March 9, 2004

/s/ James D. Hogan James D. Hogan	Chief Financial Officer and Executive Vice President	March 9, 2004

/s/ Lawrence E. McAlee, Jr. Lawrence E. McAlee, Jr.	Chief Accounting Officer and Senior Vice President	March 9, 2004

102 Sovereign Bancorp

Corporate Information

CORPORATE HEADQUARTERS

1500 Market Street
Philadelphia, PA 19103
(215) 557-4630
www.sovereignbank.com

WEB SITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS

All reports filed electronically by Sovereign Bancorp, Inc. with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at not cost on the Corporation’s Web site at www.sovereignbank.com under the investor relations section. These filings are also accessible on the SEC’s Web site at www.sec.gov.

CORPORATE GOVERNANCE

Sovereign Bancorp, Inc.’s corporate governance practices are described in the following documents, which are available for free of charge on the Corporation’s Web site at www.sovereignbank.com: Corporate Governance Guidelines, Code of Conduct and Ethics, Code of Ethics for CEO and Senior Financial Officers, Policy on Personal Securities Transactions, Audit Committee Charter, Compensation Committee Charter, Ethics and Corporate Governance Committee Charter, and Nominating Committee Charter.

WAIVERS OF PROVISIONS OF CODE OF CONDUCT

There were no waivers of the provisions of Sovereign’s Code of Conduct and Ethics or Sovereign’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers for any Sovereign director, senior financial officer or any other executive officer in 2003 or through the date of this filing. Information regarding any waivers of the provisions of Sovereign’s Code of Conduct and Ethics and Sovereign’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers for any director, senior financial officer, or executive officer of Sovereign will be disclosed on Sovereign’s web site under Investor Relations at www.sovereignbank.com.

Sovereign Bancorp 103