Form 10-Q
period 2004-03-31
SOVEREIGN BANCORP INC
filed 2004-05-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________ to _________.

Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19102 (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X]. No [   ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004

Common Stock (no par value)	306,473,139 shares

FORWARD LOOKING STATEMENTS

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2003 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

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

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

FORWARD LOOKING STATEMENTS
(continued)

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	anticipated acquisitions may not close on the expected closing date or it may not close;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals, may not be satisfied;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

FORWARD LOOKING STATEMENTS
(continued)

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality; and

•	Sovereign’s success in managing the risks involved in the foregoing.

     If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements. The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document.

     Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$893,193	$950,302
Investment securities:
Available-for-sale	11,912,292	10,102,619
Held-to-maturity	2,489,030	2,516,352
Loans (including loans held for sale of $152,833 and $137,154 at March 31, 2004 and December 31, 2003, respectively)	27,738,572	26,148,659
Allowance for loan losses	(351,007)	(327,894)

Net loans	27,387,565	25,820,765

Premises and equipment	289,517	273,278
Accrued interest receivable	188,002	190,714
Goodwill	1,292,809	1,027,292
Core deposit intangibles, net	261,582	268,759
Bank owned life insurance	841,568	801,535
Other assets	1,487,657	1,553,713

TOTAL ASSETS	$47,043,215	$43,505,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$28,118,306	$27,344,008
Borrowings and other debt obligations	14,261,686	12,197,603
Advance payments by borrowers for taxes and insurance	21,265	17,966
Other liabilities	523,819	483,210

TOTAL LIABILITIES	42,925,076	40,042,787

Minority interests	202,513	202,136

STOCKHOLDERS’ EQUITY
Common stock; no par value; 400,000,000 shares authorized; 311,322,257 shares issued at March 31, 2004 and 298,111,799 shares issued at December 31, 2003	2,102,183	1,892,126
Warrants and employee stock options issued	305,297	13,944
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,550,268 shares at March 31, 2004 and 3,550,268 shares at December 31, 2003	(26,078)	(26,078)
Treasury stock at cost; 1,360,010 shares at March 31, 2004 and 1,450,668 shares at December 31, 2003	(22,190)	(21,927)
Accumulated other comprehensive income/(loss)	6,349	(52,924)
Retained earnings	1,550,065	1,455,265

TOTAL STOCKHOLDERS’ EQUITY	3,915,626	3,260,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,043,215	$43,505,329

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2004	2003
	(in thousands, except
	per share data)
INTEREST INCOME:
Interest-earning deposits	$528	$675
Investment securities:
Available-for-sale	137,226	158,231
Held-to-maturity	28,819	8,443
Interest on loans	333,190	333,615

TOTAL INTEREST INCOME	499,763	500,964

INTEREST EXPENSE:
Deposits and customer accounts	65,012	93,651
Borrowings and other debt obligations	111,935	104,273

TOTAL INTEREST EXPENSE	176,947	197,924

NET INTEREST INCOME	322,816	303,040
Provision for loan losses	43,000	43,357

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	279,816	259,683

NON-INTEREST INCOME:
Consumer banking fees	53,985	48,225
Commercial banking fees	28,685	25,223
Mortgage banking revenues	5,427	8,008
Capital markets revenue	4,887	7,749
Bank owned life insurance	9,626	10,332
Miscellaneous income	7,320	3,522

TOTAL FEES AND OTHER INCOME	109,930	103,059
Gain on investment securities, net	17,881	17,531

TOTAL NON-INTEREST INCOME	127,811	120,590

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	104,080	93,182
Occupancy and equipment expenses	54,379	53,342
Technology expense	17,605	17,939
Outside services	12,336	13,473
Marketing expense	10,700	10,326
Other administrative expenses	26,934	22,826

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	226,034	211,088

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2004	2003
	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$17,553	$19,095
Trust Preferred Securities and other minority interest expense	5,436	16,043
Merger-related and integration charges	23,587	—
Loss on debt extinguishment	—	28,981

TOTAL OTHER EXPENSES	46,576	64,119

INCOME BEFORE INCOME TAXES	135,017	105,066
Income tax provision	32,790	29,210

NET INCOME	$102,227	$75,856

EARNINGS PER SHARE:
Basic	$.34	$.29

Diluted	$.33	$.27

DIVIDENDS DECLARED PER COMMON SHARE	$.025	$.025

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004
(unaudited)
(in thousands)

				Unallocated
				Common
	Common		Warrants	Stock
	Shares Out-	Common	& Stock	Held by
	standing	Stock	Options	ESOP
Balance, December 31, 2003	293,111	$1,892,126	$13,944	$(26,078)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/loss, net of tax:
Investments securities available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Stock issued in connection with the First Essex Acquisition	12,688	204,916	4,936	—
Issuance of warrants in connection with PIERS offering	—	—	285,435	—
Purchase payout Network Capital	85	820	—	—
Stock issued in connection with employee benefit and incentive compensation plans	769	4,321	(219)	—
Employee stock options issued	—	—	1,201	—
Dividends paid on common stock	—	—	—	—
Stock repurchased	(241)	—	—	—

Balance, March 31, 2004	306,412	$2,102,183	$305,297	$(26,078)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated		Total
		Other		Stock-
	Treasury	Comprehensive	Retained	holders’
	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2003	$(21,927)	$(52,924)	$1,455,265	$3,260,406
Comprehensive income:
Net income	—	—	102,227	102,227
Change in unrealized gain/loss, net of tax:
Investments securities available for sale	—	56,942	—	56,942
Cash flow hedge derivative financial instruments	—	2,331	—	2,331

Total comprehensive income				161,500
Stock issued in connection with the First Essex Acquisition	—	—	—	209,852
Issuance of warrants in connection with PIERS offering	—	—	—	285,435
Purchase payout Network Capital	1,180	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	3,782	—	—	7,884
Employee stock options issued	—	—	—	1,201
Dividends paid on common stock	—	—	(7,427)	(7,427)
Stock repurchased	(5,225)	—	—	(5,225)

Balance, March 31, 2004	$(22,190)	$6,349	$1,550,065	$3,915,626

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-month Period
	Ended March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$102,227	$75,856
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	43,000	43,357
Deferred taxes	(8,076)	(7,711)
Depreciation and amortization	38,117	38,916
Net amortization of premium/discount on investment securities and loan premiums	11,439	2,028
Gain on sale of investment securities and related derivatives	(17,881)	(17,531)
Net loss on real estate owned and fixed assets	19	344
Loss on debt extinguishments	—	28,981
Stock-based compensation	5,335	3,965
Net change in:
Loans held for sale	(15,679)	(3,083)
Accrued interest receivable	8,894	7,554
Other assets and bank owned life insurance	(98,277)	38,746
Other liabilities	41,030	79,382

Net cash provided by operating activities	110,148	290,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	877,779	655,669
Proceeds from repayments and maturities of investment securities:
Available-for-sale	443,866	1,146,358
Held-to-maturity	60,824	63,447
Net change in FHLB stock	(48,818)	(34,164)
Purchases of available-for-sale investment securities	(2,599,740)	(2,166,728)
Purchases of held-to-maturity investment securities	(7,989)	(34)
Proceeds from sales of loans	692,164	938,202
Purchase of loans	(564,649)	(1,509,892)
Net change in loans other than purchases and sales	(279,497)	(297,197)
Proceeds from sales of premises and equipment	2,520	257
Purchases of premises and equipment	(23,122)	(6,109)
Proceeds from sales of real estate owned	3,264	3,125
Cash used for acquisitions, net of cash acquired	(199,012)	—

Net cash used in investing activities	(1,642,410)	(1,207,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits and other customer accounts	(490,951)	(108,101)
Net increase in borrowings	1,091,792	1,108,799
Proceeds from senior secured credit facility and senior and subordinated notes	200,000	775,210
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities	498,310	—
Repayments of senior secured credit facility and senior and subordinated notes	(105,792)	(631,640)
Net decrease in advance payments by borrowers for taxes and insurance	2,281	(849)
Cash dividends paid to stockholders	(7,427)	(6,638)
Proceeds from issuance of common stock	2,948	5,879
Purchase of shares for ESOP	—	(7,152)
Proceeds from issuance of warrants	285,435	—
Other net changes in treasury stock	(1,443)	(19,331)

Net cash provided by financing activities	1,475,153	1,116,177

Net change in cash and cash equivalents	(57,109)	199,915
Cash and cash equivalents at beginning of period	950,302	972,614

Cash and cash equivalents at end of period	$893,193	$1,172,529

Supplemental Disclosures:
Income taxes paid	$6,634	$1,438
Interest paid	$177,258	$196,974

Non cash transactions: On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. See Note 13 for additional discussion. During the first quarter of 2004, Sovereign reconsolidated the assets and liabilities of two special purpose entities that were previously considered off-balance sheet in accordance with SFAS No. 140. See Note 7 for additional discussion.

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, and Sovereign Delaware Investment Corporation. Prior to December 31, 2003, Sovereign consolidated the following subsidiaries: Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I, and ML Capital Trust I (“Capital Trust Entities”). These subsidiaries were deconsolidated effective December 31, 2003 in accordance with new accounting standards. All intercompany balances and transactions have been eliminated in consolidation.

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s latest annual report on Form 10-K.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     The following table represents the amount of stock-option compensation expense, net of related tax effects, that would have been included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all the stock option awards. (Amounts in thousands, except per share):

	Three-month Period
	Ended March 31,
	2004	2003
Net income as reported	$102,227	$75,856
Add: Stock-option expense included in net income, net of tax	780	829
Deduct: Total stock-option compensation expense, net of tax	(877)	(1,022)

Pro-forma net income	$102,130	$75,663

Basic earnings per share	$.34	$.29
Diluted earnings per share	$.33	$.27
Pro-forma basic earnings per share	$.34	$.29
Pro-forma diluted earnings per share	$.33	$.27

(2) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and our 2003 warrants is calculated using the treasury stock method for purposes of weighted average dilutive shares.

     The holders of the PIERS units (see Note 7) may not tender their units or exercise the cash election in exchange for Sovereign shares until the closing price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period or upon the occurrence of certain other events. Since these conditions which allow the holders to exercise their option have not been met, no shares which may be potentially issued under the terms of the PIERS financing have been included in the basic or diluted shares calculation for 2004.

     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period
	Ended March 31,
	2004	2003
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$102,227	$75,856

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	300,720	261,322
Dilutive effect of:
Warrants	—	16,852
Stock options	5,958	3,191

Weighted average diluted shares	306,678	281,365

EARNINGS PER SHARE:
Basic	$.34	$.29
Diluted	$.33	$.27

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$49,016	$284	$111	$49,189
Corporate debt and asset-backed securities	289,477	26,255	—	315,732
Equity securities (1)	1,521,895	18,635	16,389	1,524,141
State and municipal Securities	24,196	2,489	180	26,505
Mortgage-backed securities:
U.S. government agencies	6,799,944	107,882	2,182	6,905,644
Non-agencies	3,051,842	39,270	31	3,091,081

Total investment securities Available-for-sale	$11,736,370	$194,815	$18,893	$11,912,292

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$21,730	$—	$72	$21,658
Corporate debt and asset-backed securities	325,306	29,073	—	354,379
Equity securities (1)	1,162,115	13,052	14,569	1,160,598
State and municipal securities	18,155	2,102	125	20,132
Mortgage-backed securities:
U.S. government agencies	6,368,139	60,712	12,360	6,416,491
Non-agencies	2,119,355	12,577	2,571	2,129,361

Total investment securities available-for-sale	$10,014,800	$117,516	$29,697	$10,102,619

(1)	Equity investments consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

Investment securities with an estimated fair value of $7.2 billion and $5.6 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at March 31, 2004 and December 31, 2003, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	March 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
Corporate debt and asset- backed securities	$81,600	$7,711	$—	$89,311
State and municipal securities	754,113	11,314	5,831	759,596
Mortgage-backed securities:
U.S. government agencies	1,651,657	20,019	6,692	1,664,984
Non-agencies	1,660	7	26	1,641

Total investment securities held-to-maturity	$2,489,030	$39,051	$12,549	$2,515,532

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
Corporate debt and asset- backed securities	$56,057	$4,696	$—	$60,753
State and municipal securities	754,240	5,950	11,531	748,659
Mortgage-backed securities:
U.S. government agencies	1,704,114	13,265	20,997	1,696,382
Non-agencies	1,941	6	31	1,916

Total investment securities held-to-maturity	$2,516,352	$23,917	$32,559	$2,507,710

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial real estate loans(1)	$4,993,700	18.0%	$4,702,046	18.0%
Commercial and industrial loans(2)	6,926,275	25.0	6,361,640	24.3

Total Commercial Loans	11,919,975	43.0	11,063,686	42.3

Home equity loans	6,971,401	25.1	6,457,682	24.7
Auto loans	3,621,169	13.1	3,240,383	12.4
Other	419,533	1.5	312,224	1.2

Total Consumer Loans	11,012,103	39.7	10,010,289	38.3

Residential Real Estate Loans	4,806,494	17.3	5,074,684	19.4

Total Loans (3)	$27,738,572	100.0%	$26,148,659	100.0%

Total Loans with:
Fixed rate	$15,711,713	56.6%	$15,171,129	58.0%
Variable rate	12,026,859	43.4	10,977,530	42.0

Total Loans (3)	$27,738,572	100.0%	$26,148,659	100.0%

(1)	Includes multifamily loans of $355.3 million and $348.6 million at March 31, 2004 and December 31, 2003, respectively.

(2)	Includes automotive floor plan loans of $719.9 million and $614.4 million at March 31, 2004 and December 31, 2003, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $170.2 million and $159.8 million at March 31, 2004 and December 31, 2003, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At March 31, 2004 and December 31, 2003, loans made by Sovereign Bank to these parties totaled $30.8 million and $31.1 million, respectively. These loans were made on terms similar to non-related parties.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$4,481,546	15.9%	—%	$4,306,376	15.7%	—%
NOW accounts	6,248,412	22.2	0.65	6,068,163	22.2	0.63
Customer repurchase agreements	789,524	2.8	0.64	1,017,544	3.7	0.64
Savings accounts	3,317,836	11.8	0.53	3,098,892	11.3	0.56
Money market accounts	7,102,117	25.3	1.00	6,843,131	25.0	0.95
Certificates of deposit	6,178,871	22.0	2.21	6,009,902	22.1	2.40

Total Deposits	$28,118,306	100%	0.96%	$27,344,008	100%	0.99%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2004		December 31, 2003
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$2,058,167	0.90%	$1,793,391	1.13%
Fed funds purchased	965,000	1.06	400,000	0.97
FHLB advances	7,195,283	3.55	6,755,330	3.55
Asset-backed floating rate notes and secured financings	1,571,000	(0.21)	1,571,074	(0.16)
Subordinated notes	793,724	2.98	775,266	3.01
Other	118,926	6.96	—	—
Holding company borrowings and other debt obligations Senior secured credit facility	180,000	2.24	50,000	2.67
Senior notes	563,447	7.63	595,790	7.95
Junior subordinated debentures due to Capital Trust Entities	816,139	6.96	256,752	5.79

Total borrowing and other debt obligations	$14,261,686	2.92%	$12,197,603	2.86%

     On February 26, 2004, Sovereign completed the offering of $700 million of Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“PIERS”). On March 8, 2004, Sovereign raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

•	Junior subordinated debentures issued by Sovereign with a distribution rate of 4.375% per annum on the $50.00 issue price, and each of which will have a principal amount at maturity of $50 and a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of Sovereign common stock from Sovereign at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

     Holders may convert each of their Trust PIERS into 1.6304 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the Trust PIERS was equivalent to a conversion price of approximately $30.67 per share. The Trust PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period. The Trust is not consolidated in Sovereign’s financial statements; however, the junior subordinated debentures issued by Sovereign to the Trust are included in “Borrowings and other debt obligations” in the Consolidated Balance Sheet.

     The proceeds from the Trust PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the Trust PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 7.55%.

     During the first quarter of 2004, Sovereign gave notice of its intent to exercise its “clean-up” call option to repurchase the remaining assets of two off-balance sheet securitization special purpose entities. Such option became available to Sovereign during the first quarter of 2004 and in accordance with SFAS No. 140, Sovereign consolidated the assets (loans of $120.5 million) and liabilities (bondholder certificate balances of $118.9 million) of these trusts at March 1, 2004. In April 2004, Sovereign repurchased the assets from these trusts. The trust utilized these proceeds to pay off existing bondholders’ certificate balances, and the excess cash was remitted back to

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

     Sovereign. This transaction did not have a material impact to Sovereign’s results of operations.

(8) DERIVATIVES

     One of Sovereign’s primary market risk is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

     Fair Value Hedges. Sovereign has entered into pay-variable receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. Sovereign includes all components of each derivative’s fair value in the assessment of hedge effectiveness. For the three-months ended March 31, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives fair value in the assessment of hedge effectiveness. For the three months ended March 31, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three months ended March 31, 2004 or 2003 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of March 31, 2004, Sovereign expects approximately $39.9 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

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

     Net gains (losses) generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled $0.1 million for the three-months ended March 31, 2004 compared with $1.3 million for the three-months ended March 31, 2003. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $4.1 million for the three-months ended March 31, 2004 compared with $2.5 million for the three-months ended March 31, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(9) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-month Period
	Ended March 31,
	2004	2003
Net income	$102,227	$75,856
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(714)	4,714
Change in unrealized gains/losses on investment securities available-for-sale, net of tax	68,565	46,805
Less reclassification adjustment, net of tax:
Derivative instruments	(3,045)	—
Investments available-for-sale	11,623	11,395

Comprehensive income	$161,500	$115,980

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $99.0 million and net accumulated losses on derivatives of $92.7 million at March 31, 2004 and net unrealized gains on securities of $42.1 million and net accumulated losses on derivatives of $95.0 million at December 31, 2003.

(10) CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2004	$68,798	$17,553	$51,245
2005	60,121	—	60,121
2006	53,222	—	53,222
2007	46,280	—	46,280
2008	$32,681	$—	$32,681

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(11) BUSINESS SEGMENT INFORMATION

The following tables present certain information regarding the Company’s segments:

	Consumer	Corporate
	Bank	Bank	Other	Total
For the three-month period ended March 31, 2004
Net interest income (expense)	$233,539	$70,273	$19,004	$322,816
Provision for loan losses	11,222	23,325	8,453	43,000
Fees and other income (1)	72,037	22,357	15,536	109,930
General and administrative expenses	177,286	40,634	8,114	226,034
Depreciation/Amortization	13,835	646	23,636	38,117
Income (Loss) before income taxes	117,478	28,661	(11,122)	135,017
Intersegment revenues (expense) (2)	93,887	(62,315)	(31,572)	—
Total Average Assets	$16,206,913	$12,141,339	$17,508,098	$45,856,350

	Consumer	Corporate
	Bank	Bank	Other	Total
For the three-month period ended March 31, 2003
Net interest income	$225,131	$73,018	$4,891	$303,040
Provision for loan losses	10,692	22,066	10,599	43,357
Fees and other income (1)	68,621	21,744	12,694	103,059
General and administrative expenses	164,470	34,990	11,628	211,088
Depreciation/Amortization	14,814	480	23,622	38,916
Income (Loss) before income taxes	118,590	37,706	(51,230)	105,066
Intersegment revenues (expense) (2)	116,640	(62,613)	(54,027)	—
Total Average Assets	$13,903,172	$10,877,217	$15,691,773	$40,472,162

(1)	Corporate banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes as outlined in the above table, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(12) RECENT ACCOUNTING PRONOUNCEMENTS

The Company accounts for interest rate lock commitments (“IRLCs”) for mortgage loans which it intends to sell, as derivatives, in accordance with the requirements of SFAS No. 133. On March 9, 2004, the SEC staff released Staff Accounting Bulletin (“SAB”) No.105 that would require all registrants to exclude the future cash flows for servicing loans from the fair value of IRLCs. Sovereign enters into such commitments with customers in connection with residential mortgage loan applications. This statement delays the recognition of any servicing revenues related to these commitments until such time as the loan is sold, however, the pronouncement would have no effect on the ultimate amount of revenue or cash flows recognized over time. This pronouncement is effective April 1, 2004. The future cash flows associated with servicing recorded on IRLCs and closed, but unsold, mortgage loans which were reflected on the balance sheet at April 1, 2004 was $4.8 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12) RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(13) PURCHASE OF FIRST ESSEX BANCORP, INC. (“FIRST ESSEX”)

     On February 6, 2004 Sovereign completed the purchase of First Essex, a commercial bank holding company headquartered in Andover, Massachusetts, and the results of First Essex’s operations are included in the accompanying financial statements subsequent to the purchase date. Sovereign issued 12.7 million shares of common stock and exchanged Sovereign stock options for existing First Essex options, whose combined value totaled $209.9 million, and made cash payments of $208.2 million to acquire and convert all outstanding First Essex shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date. The First Essex acquisition has added eleven full-service banking offices in northern Massachusetts and nine full-service banking offices in southern New Hampshire to Sovereign Bank’s franchise.

     The preliminary purchase price was allocated to the acquired assets and liabilities of First Essex based on fair value as of February 6, 2004. The Company is in the process of finalizing these values and as such the allocation of the purchase price is subject to revision. (dollars in millions):

Assets
Investments	$394.8
Loans:
Commercial	710.4
Consumer	435.6
Residential	52.2

Total loans	1,198.2
Less allowance for loan losses	(14.7)

Total loans, net	1,183.5
Cash paid, net of cash acquired	(199.0)
Premises and equipment, net	9.2
Other real estate owned	1.0
Prepaid expenses and other assets	74.5
Core deposit intangible	10.4
Goodwill	265.5

Total assets	$1,739.9

Liabilities
Deposits:
Core	$777.0
Time	488.6

Total deposits	1,265.6
Borrowings and other debt obligations	236.9
Other liabilities (1)	27.5

Total liabilities	$1,530.0

(1)	Includes purchase accounting liabilities of $18.6 million of which $12.4 million represents amounts to be paid to First Essex senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

     In connection with the First Essex acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2004 for merger related expenses of $23.6 million pre-tax ($15.3 million net of tax).

     These merger-related expenses include the following:

Branch and office consolidations	$15,093
System conversions	3,160
Employee benefits and other	5,334

Total	$23,587

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(14) PURCHASE OF FIRST ESSEX BANCORP, INC. (“FIRST ESSEX”) (continued)

     The majority of the previously noted charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the first quarter of 2004 as a result of the First Essex acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of any expected recovery from subleasing. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2020.

The status of reserves related to restructuring activities is summarized as follows:

	First Essex	Main Street
	acquisition	acquisition	Total
Reserve balance at December 31, 2003	$—	$5,566	$5,566
Charge recorded in earnings	23,587	—	23,587
Amount provided in purchase accounting (Goodwill)	18,566	—	18,566
Payments	12,225	1,599	13,824

Reserve balance as of March 31, 2004	$29,928	$3,967	$33,895

     Additionally, Sovereign recorded a loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies.

(15) PENDING ACQUISITIONS

     On January 26, 2004, Sovereign announced that it had entered into a merger agreement with Seacoast Financial Services Corporation (“Seacoast”), pursuant to which Sovereign agreed to acquire Seacoast in an all stock transaction valued at approximately $1.1 billion. On April 12, 2004, Sovereign announced that Sovereign and Seacoast agreed to amend the Sovereign/Seacoast merger agreement to allow Seacoast stockholders to elect to receive a portion of the merger consideration in cash. Under the terms of the amended Sovereign/Seacoast merger agreement, Seacoast stockholders may elect to receive a specified amount of cash or shares of Sovereign common stock, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 75% of the Seacoast shares of common stock will be exchanged for Sovereign common stock and 25% of the Seacoast shares of common stock will be exchanged for cash.

     Seacoast has $5.4 billion of assets (proforma for its acquisition of Abington Bancorp, Inc. (“Abington”) which closed on April 29, 2004) and is a bank holding company based in New Bedford, Massachusetts and has 67 banking offices throughout Southeastern Massachusetts. Sovereign’s acquisition of Seacoast is expected to close in the third quarter of 2004. Completion of the Sovereign/Seacoast transaction is subject to a number of conditions, including, but not limited to, the approval by 75% of the outstanding shares of Seacoast common stock of the amended Sovereign/Seacoast merger agreement and the receipt of required regulatory approvals.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(15) PENDING ACQUISITIONS (continued)

     On March 9, 2004, Sovereign announced that it had entered into a merger agreement with Waypoint Financial Corp. (“Waypoint”), pursuant to which Waypoint will merge with and into Sovereign. The value of the Sovereign/Waypoint merger on March 9, 2004 was approximately $980 million. Under the terms of the Sovereign/Waypoint merger agreement, Waypoint shareholders may elect to receive $28.00 in cash or 1.262 shares of Sovereign common stock in exchange for each of their shares of Waypoint common stock, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares of common stock will be exchanged for Sovereign common stock and 30% will be exchanged for cash.

Waypoint is a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $5.3 billion and deposits of $2.7 billion. Waypoint operates 65 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Soveriegn expects to complete the Sovereign/Waypoint merger in the fourth quarter of 2004 or the first quarter of 2005. Completion of the Sovereign/Waypoint merger is subject to a number of customary conditions, including, but not limited to, the approval of the Sovereign/Waypoint merger agreement by Waypoint shareholders and the receipt of required regulatory approvals of the Sovereign/Waypoint merger.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

     Sovereign is a $47 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions.

     We are one of the top 25 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included lower than average capital ratios when compared against our peers and higher cost holding company debt that has depressed our earnings. In addition, asset quality is not as strong as we desire and we do not possess desired market share in some of our geographic micro-markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we have strengthened our ratios significantly over the last two years through the generation of earnings. In 2003, we strategically accessed the financial markets to strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 capital), and increased tangible equity by $188 million in connection with warrants exercises. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”) which qualifies as regulatory capital. Selected asset quality statistics have recently improved; however, we continue to work toward our goal of higher asset quality. To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). We have also executed definitive agreements to acquire Seacoast Financial Services Corporation (“Seacoast”) and Waypoint Financial Corporation (“Waypoint”). These transactions are expected to close in the second half of 2004 or early 2005. See additional discussion of these transactions in a later section of this MD&A and/or in the footnotes to the financial statements. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition market for banking institutions.

     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Mergers and acquisitions continued at an increased level in the fourth quarter of 2003 and in early 2004. Recent merger activity involving national, regional and community banks in the northeastern United States, including acquisitions by Sovereign, have affected the competive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisition of First Essex and announced a definitive agreement to acquire Seacoast and Waypoint. We believe these acquisitions will strengthen our franchise by further enabling Sovereign to capitalize on anticipated market disruption resulting from recent merger activity. These acquisitions also present conversion and systems integration risk. However, as a result of management’s extensive conversion and systems integration experience and the size of the acquisitions in relation to Sovereign, we believe the risk associated with these transactions is mitigated. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

CURRENT INTEREST RATE ENVIRONMENT

     Net interest income represents approximately seventy to seventy five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in an increasing rate cycle. The impact of a low and declining rate environment on Sovereign has been mitigated in part by our large core deposit base. We would expect to benefit from any substantial increase in interest rates if they occur. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

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

RESULTS OF OPERATIONS

General

     Net income was $102.2 million, or $0.33 per diluted share, for the three-month period ended March 31, 2004, as compared to $75.9 million, or $0.27 per diluted share, for the same period in 2003.

     During the first quarter of 2004, Sovereign completed the acquisition of First Essex. In connection with this acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2004 for an additional loan loss provision of $6

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million pretax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies and merger related expenses of $23.6 million pretax ($15.3 million net of tax). The impact of these two charges reduced earnings per share by $0.06 per diluted share. In connection with the acquisitions of Seacoast and Waypoint in the second half of 2004 or the first quarter of 2005, Sovereign anticipates recording merger related charges of $0.11 to $0.12 per diluted share.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003
(in thousands)

	2004			2003
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$14,120,951	$176,374	5.00%	$12,294,287	$171,299	5.57%
LOANS:
Commercial loans	11,413,060	132,325	4.60%	10,290,307	136,532	5.31%
Consumer loans	10,472,369	135,709	5.21%	8,611,316	130,028	6.12%
Residential loans	5,105,900	66,743	5.23%	4,374,139	68,275	6.24%

Total loans	26,991,329	334,777	4.95%	23,275,762	334,835	5.79%
Allowance for loan losses	(343,684)	—	—	(300,141)	—	—

NET LOANS	26,647,645	334,777	5.02%	22,975,621	334,835	5.86%

TOTAL EARNING ASSETS	40,768,596	511,151	5.01%	35,269,908	506,134	5.76%
Other assets	5,087,754	—	—	5,202,254	—	—

TOTAL ASSETS	$45,856,350	$511,151	4.45%	$40,472,162	$506,134	5.02%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$21,346,218	$31,661	0.60%	$19,404,801	$44,737	0.93%
Time deposits	6,108,153	33,351	2.19%	6,888,521	48,914	2.88%

TOTAL DEPOSITS	27,454,371	65,012	0.95%	26,293,322	93,651	1.44%

BORROWED FUNDS:
FHLB advances	8,063,115	77,815	3.83%	5,626,752	75,403	5.38%
Fed funds and repurchase Agreements	2,554,957	7,418	1.15%	2,325,965	2,760	0.47%
Other borrowings	3,563,656	26,702	2.98%	1,986,990	26,110	5.26%

TOTAL BORROWED FUNDS	14,181,728	111,935	3.14%	9,939,707	104,273	4.21%

TOTAL FUNDING LIABILITIES	41,636,099	176,947	1.70%	36,233,029	197,924	2.20%
Other liabilities	660,321	—	—	1,423,647	—	—

TOTAL LIABILITIES	42,296,420	176,947	1.67%	37,656,676	197,924	2.12%
STOCKHOLDERS’ EQUITY	3,559,930	—	—	2,815,486	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,856,350	$176,947	1.54%	$40,472,162	$197,924	1.97%

NET INTEREST INCOME		$334,204			$308,210

NET INTEREST SPREAD (1)			2.91%			3.05%

NET INTEREST MARGIN (2)			3.28%			3.50%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three-month period ended March 31, 2004 was $322.8 million compared to $303.0 million for the same period in 2003. The increase in net interest income for the three-month period ended March 31, 2004, compared to the corresponding period in the prior year, resulted principally from growth in earning assets which more than offset the decline in yield.

     Net interest margin was 3.28% for the three-month period ended March 31, 2004 compared to 3.50% for the same period in 2003. Net interest margin has contracted from the comparable 2003 levels due to continued declines in market interest rates, prepayment and sales of higher yielding fixed rate assets, the continued repricing of short duration consumer and commercial loans, and the impact of reclassifying our trust preferred securities into borrowings. Partially offsetting this decline was downward repricing of deposits, favorable funding costs on short-term repurchase agreements and term financing and the redemption of high coupon senior notes completed in March 2003 and May 2003. Also, the issuance of the Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“Trust PIERS”) had a negative effect on margin for part of the first quarter. The Trust PIERS will have an additional unfavorable impact on margin as a full quarter effect of this financing is included in margin in the second quarter.

     Interest on investment securities and interest earning deposits was $166.6 million for the three-month period ended March 31, 2004 compared to $167.3 million for the same period in 2003. The average balance of investment securities was $14.1 billion with an average tax equivalent yield of 5.00% for the three-month period ended March 31, 2004 compared to an average balance of $12.3 billion with an average yield of 5.57% for the same period in 2003. The decline in yield is due to prepayments and sales of higher yielding investments which are being replaced by lower yielding securities due to the current interest rate environment. The Company has attempted to mitigate the decline in market interest rates by lengthening the aggregrate duration of its investment portfolio from 2.3 years at March 31, 2003 to 3.6 years at March 31, 2004.

     Interest on loans was $333.2 million for the three-month period ended March 31, 2004 compared to $333.6 million for the same period in 2003. The average balance of loans was $27.0 billion with an average yield of 4.95% for the three-month period ended March 31, 2004 compared to an average balance of $23.3 billion with an average yield of 5.79% for the same period in 2003. Average balances of commercial and consumer loans in 2004 increased $1.1 billion and $1.9 billion, respectively, as compared to 2003 primarily due to loan originations, loan purchases and loans acquired from First Essex. Average residential loans increased $731.8 million due to loan purchases executed in the fourth quarter of 2003 and loans acquired from the First Essex acquisition.

     Interest on deposits and related customer accounts was $65.0 million for the three-month period ended March 31, 2004 compared to $93.7 million for the same period in 2003. The average balance of deposits was $27.5 billion with an average cost of 0.95% for the three-month period ended March 31, 2004 compared to an average balance of $26.3 billion with an average cost of 1.44% for the same period in 2003. The increase in the balance of deposits is due to the First Essex acquisition. The decrease in average cost year to year is due primarily to declining market interest rates which resulted in a downward repricing of deposits.

     Interest on borrowed funds was $111.9 million for the three-month period ended March 31, 2004 compared to $104.3 million for the same period in 2003. The average balance of borrowings was $14.2 billion with an average cost of 3.14% for the three-month period ended March 31, 2004 compared to an average balance of $9.9 billion with an average cost

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of 4.21% for the same period in 2003. The decline in the yield is due to the repayment of high cost debt obligations in 2003, the issuance of favorable term funding in the fourth quarter of 2003, repricing of variable rate borrowings from the decline in market interest rates, favorable short-term funding alternatives that Sovereign has experienced on repurchase agreements as well as specific strategies which were executed to reduce Sovereign’s asset sensitivity including termination of certain pay-fixed interest rate swaps and executing received fixed swaps. These favorable factors were partially offset by the reclassification of Trust Preferred Securities expense from other expense to net interest income during the third quarter of 2003, in accordance with Sovereign’s change in accounting policy.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2004 was $43.0 million compared to $43.4 million for the same period in 2003.

     The provision for the three months ended March 31, 2004 included a charge of $6 million to conform the acquired First Essex Bancorp loan portfolio to Sovereign’s reserve policy. Excluding this item, the provision for loan losses in the three months ended March 31, 2004 includes a lower level of provision versus 2003 due to improvements in credit quality in the loan portfolio. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance and related reserves as deemed necessary.

     Sovereign’s net charge-offs for the three-month period ended March 31, 2004 were $34.5 million and consisted of charge-offs of $47.3 million and recoveries of $12.8 million. This compared to net charge-offs of $32.7 million consisting of charge-offs of $40.8 million and recoveries of $8.1 million for the three-month period ended March 31, 2003. Net charge-offs have increased modestly during the first quarter of 2004 compared to the prior year due in part to charge offs of approximately $1.4 million associated with the First Essex portfolio. Net charge-offs as a percent of average loans has improved to  .51% for the three-month period ended March 31, 2004, compared to .56% for the corresponding period in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Three-month Period Ended March 31,
	2004	2003
Allowance, beginning of period	$327,894	$298,750
Charge-offs:
Residential	577	888
Commercial	27,618	24,137
Consumer	19,122	15,790

Total Charge-offs	47,317	40,815

Recoveries:
Residential	369	95
Commercial	4,293	2,109
Consumer	8,108	5,902

Total Recoveries	12,770	8,106

Charge-offs, net of recoveries	34,547	32,709
Provision for loan losses	43,000	43,357
First Essex’s allowance for loan losses	14,660	—

Allowance, end of period	$351,007	$309,398

Non-Interest Income

     Total non-interest income was $127.8 million for the three-month period ended March 31, 2004 compared to $120.6 million for the same periods in 2003. Excluding securities and related derivatives transactions, total fees and other income for the three-month period ended March 31, 2004 were $109.9 million as compared to $103.1 million for the same period in 2003.

     Consumer banking fees were $54.0 million for the three-month period ended March 31, 2004 as compared to $48.2 million for the same period in 2003, representing an increase of 12%. The increase year over year was due principally to growth in deposit fees to $45.4 million for the three month period ended March 31, 2004 compared to deposit fees of $40.2 million for the corresponding period in the prior year. Average core deposit balances have grown $1.9 billion or 10% since March 31, 2003 due primarily to the First Essex acquisition, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.

     Commercial banking fees were $28.7 million for the three-month period ended March 31, 2004 as compared to $25.2 million for the same period in 2003. This increase of $3.5 million, or 14%, for the three-months ended March 31, 2004, over the corresponding 2003 period were primarily due to higher loan fees resulting from growth in the commercial loan portfolio, increased levels of fees, and increased cash management fee income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended March 31,
	2004	2003
Impairments to mortgage servicing rights	$(11,260)	$(7,429)
Mortgage servicing fees, net of amortization	137	(2,490)
Net gains under SFAS 133	81	1,275
Sales of mortgage loans and mortgage backed securities	16,469	16,652

Total	$5,427	$8,008

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

     The decrease in mortgage banking revenues for the three-month period ended March 31, 2004 is attributable principally to the increased impairment charge for mortgage servicing rights due to increased prepayment speed assumptions at March 31, 2004. However, based on current prepayment speed estimates, we anticipate recovering the majority of the first quarter impairment in the second quarter of 2004. At March 31, 2004, Sovereign serviced approximately $6.6 billion of mortgage loans for others and our mortgage servicing asset was $66.4 million, net of valuation reserves of $23.7 million, compared to $6.2 billion of loans serviced for others and a mortgage servicing asset of $52.0 million, net of valuation reserves of $31.4 million, at March 31, 2003.

     The gains on the sales of mortgage loans and mortgage backed securities for the three-month period ended March 31, 2004 was consistent with the same period a year ago.

     Capital markets revenues totaled $4.9 million for the three-month period ended March 31, 2004 compared with $7.7 million for the same period in 2003. The decrease from the prior year is due to decreased trading activity related to the current low interest rate environment.

     The net gains on investment securities and related derivatives transactions were $17.9 million for the three-month period ended March 31, 2004 compared to $17.5 million for the same period in 2003. The three-month period ended March 31, 2003 included a charge of $1.1 million related to an other than temporary impairment charge related to one of our investment securities.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended March 31, 2004 were $226.0 million, compared to $211.1 million for the same period in 2003. General and administrative expenses increased in 2004 due to increased compensation and benefit costs associated with the hiring of additional team members, and the effect of the First Essex acquisition.

Other Expenses

     Other expenses were $46.6 million for the three-month period ended March 31, 2004 compared to $64.1 million for the same period in 2003. The expense associated with the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

junior subordinated debentures due to the capital trust entities in the first quarter of 2003 was classified in other expense. Management elected to change the Company’s accounting policy effective July 1, 2003, to treat these securities as liabilities and the associated dividends on the obligations as interest expense. Expense associated with amortization of core deposit intangibles decreased by $1.5 million during the three-month period ending March 31, 2004, compared to the corresponding period in the prior year. This decline was due to reduced amortization related to core deposits that are being amortized on an accelerated method, offset by additional amortization related to the First Essex acquisition. Merger-related and integration charges of $23.6 million ($15.3 million or $.05 per share, net of tax) related to the First Essex acquisition were recorded in the three-month period ended March 31, 2004. The three-month period ended March 31, 2003, includes a loss of $29.0 million ($18.8 million or $.07 per share, net of tax) on the extinguishment of debt.

Income Tax Provision

     The income tax provision was $32.8 million for the three-month period ended March 31, 2004 compared to $29.2 million for the same period in 2003. The effective tax rate for the three-month period ended March 31, 2004 was 24.3%, compared to 27.8% for the same period in 2003. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments and income related to bank-owned life insurance. The effective tax rate in the first quarter of 2004 is lower than the prior year rate due to the tax benefit associated with the First Essex merger related charges, which is reflected in the first quarter provision. In addition, the 2004 estimated annual effective tax rate includes the benefit from the expected increase in tax credits associated with investments in low income housing and synthetic fuel partnerships and additional purchases of tax exempt municipal investments in the fourth quarter of 2003 which will benefit the full year of 2004. Offsetting these benefits is Sovereign’s expectation that pretax earnings for 2004 will be higher than 2003. Our effective tax rate for the remainder of 2004 is expected to increase from the March 31, 2004 rate to approximately 26.5%.

Line of Business Results

     The Company’s reportable segments include the Consumer Bank, the Corporate Bank and Other. The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credit. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and debt, expense on Sovereign’s trust preferred securities and other minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

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

     Consumer Bank net interest income increased $8.4 million to $233.5 million for the three-month period ended March 31, 2004 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $15.6 billion with a yield of 5.22% versus $13.0 billion at a yield of 6.94% during the three-months ended March 31, 2004 and March 31, 2003, respectively. The average balance of deposits was $27.5 billion at a cost of 0.95% in the three-months ended March 31, 2004 compared to $26.3 billion at an average cost of 1.44% in the same period a year ago. The increase in non-interest income of $3.4 million to $72.0 million for the three-months ended March 31, 2004 was generated by deposit fees and to a lesser extent, loan fees, which grew in tandem with the increased level of deposits and loans. The provision for loan losses increased in 2004 compared to the same periods a year ago to $11.2 million for the three-months ended March 31, 2004 due to charge offs associated with acquired First Essex loans. General and administrative expenses (including allocated corporate and direct support costs) increased from $164.5 million at March 31, 2003, to $177.3 million for the three-months ended March 31, 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the First Essex acquisition.

     Corporate Bank net interest income decreased $2.7 million to $70.3 million for the three-months ended March 31, 2004 compared to the corresponding periods in the preceding year. The decrease in net interest income was principally due to declines in the yield on loans due to current market rates. The average balance of Corporate Bank loans was $11.4 billion with a yield of 4.60% in the three-months ended March 31, 2004 versus $10.3 billion at a yield of 5.31% during the three-months ended March 31, 2003. Non-interest income has increased by $0.6 million to $22.4 million related to an increase in loan fees offset by declines in capital markets revenues. The provision for loan losses increased by $1.3 million for the three-month period ended March 31, 2004, to $23.3 million compared to the corresponding period in the preceding year. The increase was due to higher level of charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $35.0 million for the three-months ended March 31, 2003 to $40.6 million in the three-months ended March 31, 2004. The increase was due in part to increased costs to support the Corporate Bank’s loan growth.

     The net loss before income taxes for Other decreased from $51.2 million in the first quarter of 2003 to $11.1 million in the first quarter of 2004. Net interest income increased from $4.9 million in the first quarter of 2003 to $19.0 million for the first

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

quarter of 2004. The Other segment includes net gains on security and derivative transactions of $17.9 million in the first quarter of 2004, as compared to $17.5 million recorded in 2003. The 2004 and 2003 results also include a pre-tax loss of 23.6 million and $29.0 million, on the First Essex acquisition and the extinguishment of debt, respectively.

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 1 to the December 31, 2003 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2003 Management’s Discussion and Analysis filed on Form 10-K.

     A discussion of new accounting policies adopted by the Company and the impact of new accounting standards issued by the FASB and other standard setters are included in Note 13 to the consolidated financial statements.

FINANCIAL CONDITION

Loan Portfolio

     At March 31, 2004, commercial loans totaled $11.9 billion representing 43% of Sovereign’s loan portfolio, compared to $11.1 billion or 42% of the loan portfolio at December 31, 2003 and $10.5 billion or 44% of the loan portfolio at March 31, 2003. At March 31, 2004 and December 31, 2003, only 5% and 6%, respectively, of our total commercial portfolio was unsecured. The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $11.0 billion at March 31, 2003, representing 40% of Sovereign’s loan portfolio, compared to $10.0 billion, or 38%, of the loan portfolio at December 31, 2003 and $8.8 billion or 37% of the loan portfolio at March 31, 2003. In connection with the acquisition of First Essex, Sovereign acquired commercial, consumer and mortgage loans of $710.4 million, $435.6 million and $52.2 million, respectively.

     Residential mortgage loans were $4.8 billion at March 31, 2004 and represent 17% of Sovereign’s loan portfolio as compared to $5.1 billion and 19% at December 31, 2003 and $4.7 billion or 20% of the loan portfolio at March 31, 2003. The gradual decrease during the periods shown is due to increased prepayment levels due to declining mortgage interest rates.

Non-Performing Assets

     At March 31, 2004 Sovereign’s non-performing assets decreased by $8.5 million to $212.0 million compared to $220.4 million at December 31, 2003. Additionally, First Essex contributed $7.2 million of non-performing assets at March 31, 2004. This decrease is due to improvements in the credit quality of our portfolio. Non-performing assets as a

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percentage of total loans, real estate owned and repossessed assets were 0.76% at March 31, 2004 and 0.84% at December 31, 2003. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2004	2003
Non-accrual loans:
Commercial	$71,521	$83,976
Commercial real estate	42,213	45,053
Consumer	31,573	30,921
Residential	41,925	38,195

Total non-accrual loans	187,232	198,145
Restructured loans	1,378	1,235

Total non-performing loans	188,610	199,380
Other real estate owned	18,349	17,016
Other repossessed assets	5,006	4,051

Total non-performing assets	$211,965	$220,447

Past due 90 days or more as to interest or principal and accruing interest	$31,498	$36,925
Non-performing assets as a percentage of total assets	.45%	.51%
Non-performing loans as a percentage of total loans	.68%	.76%
Non-performing assets as a percentage of total loans and real estate owned	.76%	.84%
Allowance for loan losses as a percentage of total non-performing assets	165.6%	148.7%
Allowance for loan losses as a percentage of total non-performing loans	186.1%	164.5%

     Loans ninety (90) days or more past due and still accruing interest fell by $5.4 million from December 31, 2003 to March 31, 2004. This decline was composed of $2.7 million of residential loans, $2.6 of consumer loans, and $0.2 million of commercial loans.

     Potential problem loans (loans for which management has doubts as to the borrowers

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $58.8 million and $46.8 million at March 31, 2004 and December 31, 2003, respectively. Potential problem loans included $21.1 million at March 31, 2004 related to loans acquired from the First Essex acquisition.

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	March 31, 2004		December 31, 2003
		% of Loans		% of Loans
		to		to
	Amount	Total Loans	Amount	Total Loans
Allocated allowance:
Commercial loans	$200,327	43%	$192,454	43%
Consumer loans	111,690	40	94,199	38
Residential real estate mortgage loans	14,666	17	15,544	19
Unallocated allowance	24,324	n/a	25,697	n/a

Total allowance for loan losses	$351,007	100%	$327,894	100%

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

     A comprehensive analysis of the allowance for loan losses is performed by management on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on a periodic basis. Although management determines the amount of each element of the allowance separately and this process is an important credit management tool, the entire allowance for credit losses is available for the entire loan portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts. Management’s methodology includes several factors intended to minimize the differences between estimated and actual losses. These factors allow management to adjust its estimate of losses based on the most recent information available.

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased primarily related to the First Essex acquisition and commercial loan growth, from $192.5 million at December 31, 2003 to $200.3 million at March 31, 2004. Of the additional loan loss provision of $6.0 million related to the First Essex acquisition, $4.5 million was recorded in the commercial loan portfolio.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $94.2 million at December 31, 2003, to $111.7 million at March 31, 2004 due to increases in loan balances and allowance acquired from the First Essex acquisition.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $15.5 million at December 31, 2003 to $14.7 million at March 31, 2004.

     Unallocated Allowance. The unallocated allowance for loan losses decreased to $24.3 million at March 31, 2004 from $25.7 million at December 31, 2003. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

Investment Securities

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at March 31, 2004 was 3.60 years.

     Total investment securities available-for-sale were $11.9 billion at March 31, 2004 and $10.1 billion at December 31, 2003. Investment securities held-to-maturity were $2.5 billion at March 31, 2004 compared to $2.5 billion at December 31, 2003. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2004 were $28.1 billion compared to $27.3 billion at December 31, 2003. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

Borrowings and Other Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2004 and December 31, 2003 were $14.3 billion and $12.2 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.0 billion of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign’s consolidated Balance Sheet at March 31, 2004. Sovereign’s retained interests and servicing assets in such QSPEs were $84.9 million at March 31, 2004 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs.

     During the first quarter of 2004, Sovereign reconsolidated certain assets and liabilities of two special purpose entities in accordance with SFAS No. 140. See Note 7 for additional discussion.

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

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2004 and December 31, 2003, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2004 and December 31, 2003 (in thousands):

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

		TIER 1	TIER 1	TOTAL
	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at March 31, 2004:
Regulatory capital	$3,098,813	$3,098,813	$3,041,351	$4,185,227
Minimum capital requirement (1)	908,294	1,816,588	1,379,783	2,759,565

Excess	$2,190,519	$1,282,225	$1,661,568	$1,425,662

Sovereign Bank capital ratio	6.82%	6.82%	8.82%	12.13%
Sovereign Bank at December 31, 2003:
Regulatory capital	$2,814,384	$2,814,411	$2,732,636	$3,852,507
Minimum capital requirement (1)	844,968	1,689,936	1,271,468	2,542,937

Excess	$1,969,416	$1,124,475	$1,461,168	$1,309,570

Sovereign Bank capital ratio	6.66%	6.66%	8.60%	12.12%

(1)	Minimum capital requirement as defined by OTS Regulations.

     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	TIER 1
	TANGIBLE	TANGIBLE	LEVERAGE
	ASSETS, EXCLUDING	ASSETS, INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at March 31, 2004 (1)	5.17%	5.19%	7.09%
Capital ratio at December 31, 2003 (1)	4.78%	4.66%	5.58%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

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

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2004, Sovereign had $4.3 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has not declared or paid any dividends to Sovereign Bancorp. Sovereign also has approximately $100 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets. Sovereign is currently working on increasing the availability under this shelf registration.

     Cash and cash equivalents decreased $57.1 million from December 31, 2003. Net cash provided by operating activities was $110.1 million for 2004. Net cash used by investing activities for 2004 was $1.6 billion and consisted primarily of the purchase of investments of $2.6 billion, purchases of loans of $0.6 billion, and the net change in loans other than purchases and sales of $0.3 billion, offset by sales, repayments and maturities of investments of $1.4 billion and proceeds from loan sales of $0.7 billion. Net cash provided by financing activities for 2004 was $1.5 billion, which was primarily due to an increase in borrowings and proceeds from the issuance of the Trust PIERS.

Contractual Obligations and Commercial Commitments

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$7,448,700	$2,396,338	$679,835	$560,979	$3,811,548
Securities sold under repurchase agreements (1)	2,075,647	1,661,868	413,779	—	—
Fed Funds (1)	975,229	975,229	—	—	—
Other debt obligations (1)(2)	3,582,372	219,305	809,875	796,125	1,757,067
Junior subordinated debentures due to Capital Trust entities (1)(2)	2,626,473	53,378	106,757	106,757	2,359,581
Certificates of deposit (1)	6,323,799	4,904,819	1,096,734	210,671	111,575
Investment partnership commitments (3)	45,641	33,663	10,608	1,280	90
Business acquisitions	525,090	525,090	—	—	—
Operating leases	699,837	103,239	235,177	86,489	274,932

Total contractual cash Obligations	$24,302,788	$10,872,929	$3,352,765	$1,762,301	$8,314,793

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

Excluded from the above table are deposits of $21.9 billion that are due on demand by customers.

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2004 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the senior notes would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than 25 percent of Sovereign’s debt is in default, Sovereign’s senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$9,510,568	$5,395,754	$1,617,750	$396,433	$2,100,631
Standby letters of credit	1,479,183	455,482	395,175	618,452	10,074
Loans sold with recourse	9,910	—	—	—	9,910
Forward buy commitments	473,247	473,247	—	—	—

Total commercial commitments	$11,472,908	$6,324,483	$2,012,925	$1,014,885	$2,120,615

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2004 was $1.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.3 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2004. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes up to tweleve different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At March 31, 2004 and December 31, 2003, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At March 31, 2004, if interest rates dropped in parallel 100 basis points, Sovereign estimates that net interest income would fall 3.44%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 4.55%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of March 31, 2004, the one year cumulative gap was 0.1%, compared to 3% at December 31, 2003 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of March 31, 2004, the NPV as a percentage of the present value of assets was 9.94% as compared to 8.15% at December 31, 2003. Management reviews the sensitivity of NPV to changes in interest rates. As of March 31, 2004, a 200 basis point rise in interest rates would decrease the NPV ratio by 1.23% as compared to 1.25% at December 31, 2003 and a 100 basis point decline in interest rates would decrease the NPV ratio by 0.70% as compared to 0.79% at December 31, 2003.

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

     At March 31, 2004, Sovereign was party to interest rate swaps to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     As part of its overall business strategy, Sovereign originates fixed rate residential mortgages. It sells the majority of these loans to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

     To accommodate customer needs, Sovereign enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, and floors. Risk exposure from customer positions is managed through transactions with other dealers.

     Through the Company’s capital markets, mortgage-banking and precious metals activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Incorporated by reference from Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management” hereof.

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Items 1 is not applicable.

Item 2 – Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2004:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under to
	Shares	per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
1/2/04 through 1/31/04	None	None	Not Applicable	5,000,000
2/1/04 through 2/29/04	64,365	$22.18	Not Applicable	5,000,000
3/1/04 through 3/31/04	176,568	$21.51	Not Applicable	5,000,000

(1) Sovereign has a stock repurchase program in effect that would allow the Company to repurchase 5 million shares of common stock. No purchases have been made to date under this repurchase program as of March 31, 2004. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated income tax liabilities.

Items 3 though 5 are not applicable or the responses are negative.

Item 6 – Exhibits and Reports on Form 8-K.

     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file # 0011651), for the quarter March 31, 2002.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 21, 2004, the Company filed a current report on Form 8-K dated January 20, 2004, reporting information under Item 7 and 12.

On January 28, 2004, the Company filed a current report on Form 8-K dated January 26, 2004, reporting information under Item 5 and 7.

On February 17, 2004, the Company filed a current report on Form 8-K dated February 17, 2004, reporting information under Item 7 and 9.

On February 19, 2004, the Company filed a current report on Form 8-K dated February 19, 2004, reporting information under Item 7 and 9.

On March 11, 2004, the Company filed a current report on Form 8-K dated March 8, 2004, reporting information under Item 5 and 7.

On March 17, 2004, the Company filed a current report on Form 8-K dated February 26, 2004, reporting information under Item 7.

On March 25, 2004, the Company filed a current report on Form 8-K dated March 24, 2004, reporting information under Item 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC. (Registrant)

Date May 10, 2004	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date May 10, 2004	/s/ James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX
(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.

(3.2)	By-Laws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibits 3.2 to Sovereign’s quarterly report on Form 10-Q SEC file #0011651), for the quarter ended March 31, 2002.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.