Form 10-Q
period 2004-06-30
SOVEREIGN BANCORP INC
filed 2004-08-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [X]. No [  ].

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common Stock (no par value)	343,258,566 shares

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	5
Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2004 and 2003	6
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 30, 2004	8
Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003	9
Notes to Consolidated Financial Statements	10–23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24–45
Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
Item 4. Controls and Procedures	45
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 6. Exhibits and Reports on Form 8-K	47
SIGNATURES	49
EXHIBITS INDEX	50
CERTIFICATION CEO, SECTION 302
CERTIFICATION CFO, SECTION 302
CERTIFICATION CEO, SECTION 906
CERTIFICATION CFO, SECTION 906
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CEO CERTIFICATION PURSUANT TO SECTION 906
CFO CERTIFICATION PURSUANT TO SECTION 906

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,026,719	$950,302
Investment securities:
Available-for-sale	10,493,897	10,102,619
Held-to-maturity	4,007,041	2,516,352
Loans (including loans held for sale of $180,611 and $137,154 at June 30, 2004 and December 31, 2003, respectively)	29,129,868	26,148,659
Allowance for loan losses	(352,637)	(327,894)

Net loans	28,777,231	25,820,765

Premises and equipment	286,682	273,278
Accrued interest receivable	196,347	190,714
Goodwill	1,289,340	1,027,292
Core deposit intangibles, net	249,169	268,759
Bank owned life insurance	851,155	801,535
Other assets	1,509,296	1,553,713

TOTAL ASSETS	$48,686,877	$43,505,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$29,000,620	$27,344,008
Borrowings and other debt obligations	15,157,017	12,197,603
Advance payments by borrowers for taxes and insurance	22,150	17,966
Other liabilities	488,981	483,210

TOTAL LIABILITIES	44,668,768	40,042,787

Minority interests	202,919	202,136

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 311,586,929 shares issued at June 30, 2004 and 400,000,000 shares authorized and 298,111,799 shares issued at December 31, 2003	2,105,312	1,892,126
Warrants and employee stock options issued	306,594	13,944
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,550,268 shares at June 30, 2004 and 3,550,268 shares at December 31, 2003	(26,078)	(26,078)
Treasury stock at cost; 1,221,902 shares at June 30, 2004 and 1,450,668 shares at December 31, 2003	(20,242)	(21,927)
Accumulated other comprehensive loss	(222,499)	(52,924)
Retained earnings	1,672,103	1,455,265

TOTAL STOCKHOLDERS’ EQUITY	3,815,190	3,260,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,686,877	$43,505,329

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
		(in thousands, except
		per share data)
INTEREST INCOME:
Interest-earning deposits	$980	$542	$1,508	$1,217
Investment securities:
Available-for-sale	136,497	149,468	273,723	307,699
Held-to-maturity	31,879	7,580	60,698	16,023
Interest on loans	345,288	332,123	678,478	665,738

TOTAL INTEREST INCOME	514,644	489,713	1,014,407	990,677

INTEREST EXPENSE:
Deposits and customer accounts	63,142	84,903	128,154	178,554
Borrowings and other debt obligations	119,463	97,993	231,398	202,266

TOTAL INTEREST EXPENSE	182,605	182,896	359,552	380,820

NET INTEREST INCOME	332,039	306,817	654,855	609,857
Provision for loan losses	32,000	42,000	75,000	85,357

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	300,039	264,817	579,855	524,500

NON-INTEREST INCOME:
Consumer banking fees	58,072	53,285	112,057	101,510
Commercial banking fees	30,552	26,787	59,237	52,010
Mortgage banking revenues	16,436	8,827	21,863	16,835
Capital markets revenue	5,099	9,062	9,986	16,811
Bank owned life insurance	9,588	10,116	19,214	20,448
Miscellaneous income	4,499	3,843	10,943	7,234

TOTAL FEES AND OTHER INCOME	124,246	111,920	233,300	214,848
Gain on investment securities and related derivatives transactions, net	829	19,446	18,710	36,977

TOTAL NON-INTEREST INCOME	125,075	131,366	252,010	251,825

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	105,224	99,466	209,304	192,648
Occupancy and equipment expenses	52,097	51,144	106,476	104,486
Technology expense	19,333	17,296	36,938	35,235
Outside services	12,746	13,623	25,082	27,096
Marketing expense	10,751	10,895	21,451	21,221
Other administrative expenses	24,433	22,862	48,479	43,229

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	224,584	215,286	447,730	423,915

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$17,576	$18,671	$35,129	$37,766
Trust Preferred Securities and other minority interest expense	5,438	15,898	10,874	31,941
Merger-related and integration charges	—	—	23,587	—
Equity method investments	7,327	2,044	9,339	4,372
(Gain)/ loss on debt extinguishment	(2,285)	—	(2,285)	28,981

TOTAL OTHER EXPENSES	28,056	36,613	76,644	103,060

INCOME BEFORE INCOME TAXES	172,474	144,284	307,491	249,350
Income tax provision	41,120	40,110	73,910	69,320

NET INCOME	$131,354	$104,174	$233,581	$180,030

EARNING PER SHARE:
Basic	$0.43	$0.40	$0.77	$0.69

Diluted	$0.42	$0.37	$0.76	$0.64

DIVIDENDS DECLARED PER COMMON SHARE	$.030	$.025	$.055	$.050

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2003	293,111	$1,892,126	$13,944	$(26,078)	$(21,927)	$(52,924)	$1,455,265	$3,260,406

Comprehensive income:
Net income	—	—	—	—	—	—	233,581	233,581
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(185,979)	—	(185,979)
Cash flow hedge derivative financial instruments	—	—	—	—	—	16,404	—	16,404

Total comprehensive income								64,006
Stock issued in connection with the First Essex Acquisition	12,688	204,916	4,936	—	—	—	—	209,852
Issuance of warrants in connection with PIERS issuance	—	—	285,435	—	—	—	—	285,435
Purchase payout Network Capital	85	820	—	—	1,180	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	1,221	7,450	(563)	—	6,735	—	—	13,622
Employee stock options issued	—	—	2,842	—	—	—	—	2,842
Dividends paid on common stock	—	—	—	—	—	—	(16,743)	(16,743)
Stock repurchased	(290)	—	—	—	(6,230)	—	—	(6,230)

Balance, June 30, 2004	306,815	$2,105,312	$306,594	$(26,078)	$(20,242)	$(222,499)	$1,672,103	$3,815,190

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-month Period
	Ended June 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$233,581	$180,030
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Provision for loan losses	75,000	85,357
Depreciation and amortization	78,994	78,426
Net amortization of premium/discount on investment securities and loan premiums	27,297	37,978
Gain on sale of investment securities and related derivatives	(18,710)	(36,977)
Net loss on real estate owned and fixed assets	126	379
(Gain)/loss on debt extinguishments	(2,285)	28,981
Stock-based compensation	11,121	8,083
Net change in:
Loans held for sale	(43,457)	(21,790)
Accrued interest receivable	549	6,003
Other assets and bank owned life insurance	(1,420)	(80,249)
Other liabilities	(8,433)	130,743

Net cash provided by operating activities	352,363	416,964

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	952,914	1,361,325
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,121,919	2,536,417
Held-to-maturity	216,474	140,748
Net change in FHLB stock	(118,742)	(43,678)
Purchases of available-for-sale investment securities	(3,614,396)	(3,867,395)
Purchases of held-to-maturity investment securities	(286,122)	(40)
Proceeds from sales of loans	1,240,672	2,065,106
Purchase of loans	(1,595,054)	(2,027,431)
Net change in loans other than purchases and sales	(1,326,987)	(1,434,719)
Proceeds from sales of premises and equipment	5,330	464
Purchases of premises and equipment	(46,878)	(15,320)
Proceeds from sales of real estate owned	6,231	6,161
Cash used for acquisitions, net of cash acquired	(199,012)	—

Net cash used in investing activities	(3,643,651)	(1,278,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits and other customer accounts	392,035	767,221
Net increase in borrowings	2,147,288	575,629
Proceeds from senior secured credit facility and senior and subordinated notes	200,000	963,210
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	783,745	—
Repayments of senior secured credit facility and senior and subordinated notes	(143,360)	(889,640)
Net increase in advance payments by borrowers for taxes and insurance	3,166	1,812
Purchase of Trust Preferred Securities	—	(188,427)
Cash dividends paid to stockholders	(16,743)	(13,294)
Proceeds from issuance of common stock	7,394	9,702
Purchase of shares for ESOP	—	(7,152)
Proceeds from the exercise of warrants	—	187,591
Other net changes in treasury stock	(5,820)	(19,887)

Net cash provided by financing activities	3,367,705	1,386,765

Net change in cash and cash equivalents	76,417	525,367
Cash and cash equivalents at beginning of period	950,302	972,614

Cash and cash equivalents at end of period	$1,026,719	$1,497,981

Supplemental Disclosures:
Income taxes paid	$31,859	$76,463
Interest paid	$345,270	$371,263

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

     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s latest annual report on Form 10-K.

     The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.

     Certain amounts in the financial statements of prior periods have been reclassified to conform with the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     The following table represents the amount of stock-option compensation expense, net of related tax effects, that would have been included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all the stock option awards. (Amounts in thousands, except per share):

	Three-month Period		Six-month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income as reported	$131,354	$104,174	$233,581	$180,030
Add: Stock-option expense included in net income, net of tax	1,067	684	1,847	1,728
Deduct: Total stock-option compensation expense, net of tax	(1,120)	(826)	(1,997)	(2,063)

Pro-forma net income	131,301	104,032	233,431	179,695

Basic earnings per share	$0.43	$0.40	$0.77	$0.69
Diluted earnings per share	$0.42	$0.37	$0.76	$0.64
Pro-forma basic earnings per share	$0.43	$0.40	$0.77	$0.69
Pro-forma diluted earnings per share	$0.42	$0.37	$0.75	$0.64

(2) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and our 2003 warrants (which were exercised in June 2003) is calculated using the treasury stock method for purposes of weighted average dilutive shares.

     The holders of the PIERS units (see Note 7) may not tender their units or exercise the cash election in exchange for Sovereign shares until the closing price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period or upon the occurrence of certain other events. Since these conditions which allow the holders to convert their PIERS securities have not been met, none of the shares issuable upon conversion under the PIERS units have not been included in the basic or diluted shares calculation for 2004.

     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$131,354	$104,174	$233,581	$180,030

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	306,087	262,189	303,403	261,762
Dilutive effect of:
Warrants	—	17,819	—	17,397
Stock options	5,602	3,893	5,780	3,553

Weighted average diluted shares	311,689	283,901	309,183	282,712

EARNINGS PER SHARE:
Basic	$0.43	$0.40	$0.77	$0.69
Diluted	$0.42	$0.37	$0.76	$0.64

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$49,236	$71	$386	$48,921
Corporate debt and asset-backed securities	268,380	16,476	—	284,856
Equity securities (1)	1,632,589	1,030	48,100	1,585,519
State and municipal securities	23,836	5,339	1,794	27,381
Mortgage-backed securities:
U.S. government agencies	6,465,696	17,601	113,571	6,369,726
Non-agencies	2,207,768	1,177	31,451	2,177,494

Total investment securities available-for- sale	$10,647,505	$41,694	$195,302	$10,493,897

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$21,730	$—	$72	$21,658
Corporate debt and asset-backed securities	325,306	29,073	—	354,379
Equity securities (1)	1,162,115	13,052	14,569	1,160,598
State and municipal securities	18,155	2,102	125	20,132
Mortgage-backed securities:
U.S. government agencies	6,368,139	60,712	12,360	6,416,491
Non-agencies	2,119,355	12,577	2,571	2,129,361

Total investment securities available-for- sale	$10,014,800	$117,516	$29,697	$10,102,619

(1) Equity securities consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

Investment securities with an estimated fair value of $6.0 billion and $5.6 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at June 30, 2004 and December 31, 2003, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	June 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
Corporate debt and asset- backed securities	$81,627	$5,172	$—	$86,799
State and municipal securities	777,879	4	32,572	745,311
Mortgage-backed securities:
U.S. government agencies	2,204,554	6,999	73,011	2,138,542
Non-agencies	942,981	892	18,838	925,035

Total investment securities held-to-maturity	$4,007,041	$13,067	$124,421	$3,895,687

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
Corporate debt and asset- backed securities	$56,057	$4,696	$—	$60,753
State and municipal securities	754,240	5,950	11,531	748,659
Mortgage-backed securities:
U.S. government agencies	1,704,114	13,265	20,997	1,696,382
Non-agencies	1,941	6	31	1,916

Total investment securities held-to-maturity	$2,516,352	$23,917	$32,559	$2,507,710

The following table discloses the age of gross unrealized losses in our total investment portfolio as of June 30, 2004 (in thousands):

	At June 30, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$38,822	$386	$—	$—	$38,822	$386
Equity securities	919,736	47,282	3,192	818	922,928	48,100
State and municipal securities	784,478	34,366	—	—	784,478	34,366
Mortgage-backed Securities:
U.S. government agencies	7,577,866	186,582	—	—	7,577,866	186,582
Non-agencies	2,716,789	50,289	—	—	2,716,789	50,289

Total investment securities available for sale and held to maturity	$12,037,691	$318,905	$3,192	$818	$12,040,883	$319,723

As of June 30, 2004, management has concluded that the unrealized losses its investment portfolio are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers in our investment portfolio. Additionally, the Company has the intent and ability to hold these investments for the time necessary to recover the amortized cost.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial real estate loans(1)	$5,050,915	17.3%	$4,702,046	18.0%
Commercial and industrial loans(2)	7,200,541	24.8	6,361,640	24.3

Total Commercial Loans	12,251,456	42.1	11,063,686	42.3

Home equity loans	7,790,049	26.7	6,457,682	24.7
Auto loans	3,631,153	12.5	3,240,383	12.4
Other	564,906	1.9	312,224	1.2

Total Consumer Loans	11,986,108	41.1	10,010,289	38.3

Residential Real Estate Loans	4,892,304	16.8	5,074,684	19.4

Total Loans (3)	$29,129,868	100.0%	$26,148,659	100.0%

Total Loans with:
Fixed rate	$16,409,676	56.3%	$15,171,129	58.0%
Variable rate	12,720,192	43.7	10,977,530	42.0

Total Loans (3)	$29,129,868	100.0%	$26,148,659	100.0%

(1)	Includes multifamily loans of $326.1 million and $348.6 million at June 30, 2004 and December 31, 2003, respectively.

(2)	Includes automotive floor plan loans of $806.9 million and $614.4 million at June 30, 2004 and December 31, 2003, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $218.1 million and $159.8 million at June 30, 2004 and December 31, 2003, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. At June 30, 2004 and December 31, 2003, loans made by Sovereign Bank to these parties totaled $30.8 million and $31.1 million, respectively. These loans were made on terms similar to non-related parties.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$4,698,609	16.2%	—%	$4,306,376	15.7%	—%
NOW accounts	6,554,831	22.6	0.72	6,068,163	22.2	0.63
Customer repurchase agreements	810,062	2.8	0.72	1,017,544	3.7	0.64
Savings accounts	3,303,890	11.4	0.54	3,098,892	11.3	0.56
Money market accounts	7,456,917	25.7	1.04	6,843,131	25.0	0.95
Certificates of deposit	6,176,311	21.3	2.03	6,009,902	22.1	2.40

Total Deposits	$29,000,620	100%	0.94%	$27,344,008	100%	0.99%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2004		December 31, 2003
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$1,853,873	1.75%	$1,793,391	1.13%
Fed funds purchased	315,000	1.25	400,000	0.97
FHLB advances	9,144,524	3.14	6,755,330	3.55
Asset-backed floating rate notes and secured financings	1,571,000	(0.10)	1,571,074	(0.16)
Subordinated notes	762,338	3.32	775,266	3.01
Holding company borrowings and other debt obligations:
Senior secured credit facility	180,000	2.21	50,000	2.67
Senior notes	512,456	7.68	595,790	7.95
Junior subordinated debentures due to Capital Trust Entities	817,826	6.98	256,752	5.79

Total borrowing and other debt obligations	$15,157,017	2.95%	$12,197,603	2.86%

     On February 26, 2004, Sovereign issued $700 million of Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“PIERS”). On March 8, 2004, Sovereign raised an additional $100 million of PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the PIERS. Each PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:

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

     Holders may convert each of their PIERS into 1.6304 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the PIERS for such 10-trading-day period was less than 105% of the average conversion value of the PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the PIERS; (3) during any period in which the credit rating assigned to the PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the PIERS was equivalent to a conversion price of approximately $30.67 per share. The PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period. The Trust is not consolidated in Sovereign’s financial statements; however, the junior subordinated debentures issued by Sovereign to the Trust are included in “Borrowings and other debt obligations” in the Consolidated Balance Sheet.

     The proceeds from the PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 7.55%.

     During the first quarter of 2004, Sovereign gave notice of its intent to exercise its “clean-up” call option to repurchase the remaining assets of two off-balance sheet securitization special purpose entities. Such option became available to Sovereign during the first quarter of 2004 and in accordance with SFAS No. 140, Sovereign consolidated the assets (loans of $120.5 million) and liabilities (bondholder certificate balances of $118.9 million) of these trusts at March 1, 2004. In April 2004, Sovereign repurchased the assets from these trusts. The trusts utilized these proceeds to pay off existing bondholders’ certificate balances, and the excess cash was remitted back to Sovereign. This transaction did not have a material impact to Sovereign’s results of operations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(8) DERIVATIVES

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

     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. Sovereign includes all components of each derivative’s fair value in the assessment of hedge effectiveness. For the three and six-months ended June 30, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives fair value in the assessment of hedge effectiveness. For the three and six-months ended June 30, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three and six-months ended June 30, 2004 or 2003 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of June 30, 2004, Sovereign expects approximately $33.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

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

     Net gains (losses) generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled a loss of $1.9 million and $1.8 million for the three and six-months ended June 30, 2004 compared with gains of $6.7 million and $7.9 million for the three and six-months ended June 30, 2003. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $1.3 million and $2.7 million for the three and six-months ended June 30, 2004 compared with $3.0 million and $5.5 million for the three and six-months ended June 30, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(9) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$131,354	$104,174	$233,581	$180,030
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	11,028	(8,840)	10,313	(4,127)
Change in unrealized gains on investment securities available-for-sale, net of tax	(242,383)	6,716	(173,818)	53,521
Less reclassification adjustment, net of tax:
Derivative instruments	(3,046)	—	(6,091)	—
Investments available-for-sale	539	12,640	12,161	24,035

Comprehensive income	$(97,494)	$89,410	$64,006	$205,389

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $143.9 million and net accumulated losses on derivatives of $78.6 million at June 30, 2004 and net unrealized gains on securities of $42.1 million and net accumulated losses on derivatives of $95.0 million at December 31, 2003.

(10) CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2004	$68,798	$35,129	$33,669
2005	60,121	—	60,121
2006	53,222	—	53,222
2007	46,280	—	46,280
2008	32,681	—	32,681

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(11) BUSINESS SEGMENT INFORMATION

     The following tables present certain information regarding the Company’s segments:

	Consumer	Corporate
For the three-month period ended June 30, 2004	Bank	Bank	Other	Total
Net interest income	$253,049	$72,680	$6,310	$332,039
Provision for loan losses	9,752	20,620	1,628	32,000
Fees and other income (1)	87,729	24,214	12,303	124,246
General and administrative expenses	178,544	39,273	6,767	224,584
Depreciation/Amortization	15,779	667	24,431	40,877
Income (loss) before income taxes	152,851	34,030	(14,407)	172,474
Intersegment revenues (expense) (2)	105,990	(67,881)	(38,109)	—
Total Average Assets	$16,716,980	$13,022,268	$18,272,041	$48,011,289

	Consumer	Corporate
For the six-month period ended June 30, 2004	Bank	Bank	Other	Total
Net interest income	$486,588	$142,953	$25,314	$654,855
Provision for loan losses	20,973	43,944	10,083	75,000
Fees and other income (1)	159,728	46,577	26,995	233,300
General and administrative expenses	355,830	77,019	14,881	447,730
Depreciation/Amortization	29,614	1,313	48,067	78,994
Income (loss) before income taxes	270,329	62,691	(25,529)	307,491
Intersegment revenues (expense) (2)	199,877	(130,196)	(69,681)	—
Total Average Assets	$16,461,946	$12,581,804	$17,890,296	$46,934,046

	Consumer	Corporate
For the three-month period ended June 30, 2003	Bank	Bank	Other	Total
Net interest income (expense)	$234,038	$73,981	$(1,202)	$306,817
Provision for loan losses	10,095	21,777	10,128	42,000
Fees and other income (1)	75,075	23,979	12,866	111,920
General and administrative expenses	170,102	35,214	9,970	215,286
Depreciation/Amortization	16,017	497	22,996	39,510
Income (loss) before income taxes	126,586	38,560	(20,862)	144,284
Intersegment revenues (expense) (2)	117,510	(60,999)	(56,511)	—
Total Average Assets	$14,484,492	$11,154,188	$15,680,485	$41,319,165

	Consumer	Corporate
For the six-month period ended June 30, 2003	Bank	Bank	Other	Total
Net interest income	$456,410	$145,898	$7,549	$609,857
Provision for loan losses	20,787	43,843	20,727	85,357
Fees and other income (1)	143,640	45,740	25,468	214,848
General and administrative expenses	334,556	68,181	21,178	423,915
Depreciation/Amortization	30,831	977	46,618	78,426
Income (loss) before income taxes	242,432	74,747	(67,829)	249,350
Intersegment revenues (expense) (2)	231,391	(124,507)	(106,884)	—
Total Average Assets	$14,195,438	$11,016,456	$15,685,948	$40,897,842

(1)	Corporate banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes as outlined in the above table, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(12) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued statement of position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in non-homogenous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all non-homogeneous loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

     (13) PURCHASE OF FIRST ESSEX BANCORP, INC. (“FIRST ESSEX”)

     On February 6, 2004 Sovereign completed the acquisition of First Essex, a commercial bank holding company headquartered in Andover, Massachusetts, and the results of First Essex’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 12.7 million shares of common stock and exchanged Sovereign stock options for existing First Essex options, whose combined value totaled $209.9 million, and made cash payments of $208.2 million to acquire and convert all outstanding First Essex shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. The First Essex acquisition has added eleven full-service banking offices in northern Massachusetts and nine full-service banking offices in southern New Hampshire to Sovereign Bank’s franchise.

     The preliminary purchase price was allocated to the acquired assets and liabilities of First Essex based on fair value as of February 6, 2004. The Company is in the process of finalizing these values and as such the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$394.8
Loans:
Commercial	710.4
Consumer	435.6
Residential	52.2

Total loans	1,198.2
Less allowance for loan losses	(14.7)

Total loans, net	1,183.5
Cash paid, net of cash acquired	(199.0)
Premises and equipment, net	9.2
Other real estate owned	1.0
Prepaid expenses and other assets	72.7
Core deposit intangible	15.6
Goodwill	262.1

Total assets	$1,739.9

Liabilities
Deposits:
Core	$777.0
Time	488.6

Total deposits	1,265.6
Borrowings and other debt obligations	236.9
Other liabilities (1)	27.5

Total liabilities	$1,530.0

(1)	Includes liabilities of $18.6 million directly associated with the transaction which were recorded as part of the purchase price, of which $12.4 million represents amounts to be paid to First Essex senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

     In connection with the First Essex acquisition, Sovereign recorded charges against its earnings for the six-month period ended June 30, 2004 for merger related expenses of $23.6 million pre-tax ($15.3 million net of tax).

     These merger-related expenses include the following:

Branch and office consolidations	$15,093
System conversions	3,160
Employee benefits and other	5,334

Total	$23,587

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(13) PURCHASE OF FIRST ESSEX BANCORP, INC. (“FIRST ESSEX”) (continued)

     The majority of the previously noted charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the first quarter of 2004 as a result of the First Essex acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2020.

     The status of reserves related to restructuring activities is summarized as follows:

	First Essex	Main Street
	acquisition	acquisition	Total
Reserve balance at December 31, 2003	$—	$5,566	$5,566
Charge recorded in earnings	23,587	—	23,587
Amount provided in purchase accounting (Goodwill)	18,566	—	18,566
Payments	(18,850)	(2,405)	(21,255)

Reserve balance as of June 30, 2004	$23,303	$3,161	$26,464

     Additionally, Sovereign recorded an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(continued)

(14) PENDING ACQUISITIONS

     On March 9, 2004, Sovereign entered into a merger agreement with Waypoint Financial Corp. (“Waypoint”), pursuant to which Waypoint will merge with and into Sovereign. The value of the Sovereign/Waypoint merger on March 9, 2004 was approximately $980 million. Under the terms of the Sovereign/Waypoint merger agreement, Waypoint shareholders may elect to receive $28.00 in cash or 1.262 shares of Sovereign common stock in exchange for each of their shares of Waypoint common stock, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 70% of the Waypoint shares of common stock will be exchanged for Sovereign common stock and 30% will be exchanged for cash.

     Waypoint is a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $5.3 billion and deposits of $2.7 billion. Waypoint operates 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Soveriegn expects to complete the Sovereign/Waypoint merger in the first quarter of 2005. Completion of the Sovereign/Waypoint merger is subject to a number of customary conditions, including, but not limited to, the approval of the Sovereign/Waypoint merger agreement by Waypoint shareholders and the receipt of required regulatory approvals of the Sovereign/Waypoint merger.

(15) SUBSEQUENT EVENTS

     On July 23, 2004, Sovereign completed the purchase of Seacoast Financial Services Corporation (“Seacoast”), a bank holding company based in New Bedford, Massachusetts with 67 banking offices throughout Southeastern Massachusetts. Sovereign issued 36.3 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, whose combined value totaled $824.6 million, and made cash payments of $265.8 million to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock in determining the purchase price mentioned previously was based on the average prices of Sovereign’s shares over the three day period preceding and subsequent to the announcement date.

     The Company is in the process of finalizing its purchasing accounting adjustments related to this acquisition. Listed below is the closing balance sheet for Seacoast as of July 23, 2004. (dollars in millions):

Assets
Cash	$225.5
Investments	709.7
Loans, net of allowance	4,024.0
Premises and equipment, net	78.8
Other assets	266.8

Total assets	$5,304.8

Liabilities Deposits	$3,649.4
Borrowings and other debt obligations	1,170.9
Other liabilities	44.1

Total liabilities	$4,864.4

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

     Sovereign is a $49 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.

     We are one of the top 25 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included lower than average capital ratios when compared against our peers and higher cost holding company debt that has reduced our earnings. In addition, asset quality is not as strong as we desire and we do not possess desired market share in some of our geographic micro-markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we have strengthened our ratios significantly over the last two years through the generation of earnings. In 2003, we strategically accessed the financial markets to further strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 capital), and increased tangible equity by $188 million in connection with warrants exercises. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”) which qualifies as regulatory capital. Selected asset quality statistics have recently improved; however, we continue to work toward our goal of higher asset quality. To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and we have executed a definitive agreement to acquire Waypoint Financial Corporation (“Waypoint”) which is expected to close in the first quarter of 2005. See additional discussion of these transactions in a later section of this MD&A and/or in the footnotes to the financial statements. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition market for banking institutions.

     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Mergers and acquisitions continued at an increased level in the fourth quarter of 2003 and in early 2004. Recent merger activity involving national, regional and community banks in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisitions of First Essex and Seacoast and announced a definitive agreement to acquire Waypoint. We believe these acquisitions will strengthen our franchise by further enabling Sovereign to capitalize on anticipated market disruption resulting from recent merger activity. These acquisitions also present conversion and systems integration risk. However, as a result of management’s extensive conversion and systems integration experience and the size of the acquisitions in relation to Sovereign, we believe the risk associated with these transactions is mitigated. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

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

RESULTS OF OPERATIONS

General

     Net income was $131.4 million, or $0.42 per diluted share and $233.6 million, or $0.76 per diluted share, for the three-month and six-month period ended June 30, 2004, as compared to $104.2 million, or $0.37 per diluted share and $180.0 million, or $0.64 per diluted share, for the three-month and six month period ended June 30, 2003.

     During the first quarter of 2004, Sovereign completed the acquisition of First Essex. In connection with this acquisition, Sovereign recorded charges against its earnings for an additional loan loss provision of $6

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million pretax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies and merger related expenses of $23.6 million pretax ($15.3 million net of tax). The impact of these charges reduced earnings per share by $0.06 per diluted share. In connection with the acquisitions of Seacoast and Waypoint in July of 2004 and the first quarter of 2005, Sovereign anticipates recording merger related charges of $0.11 to $0.12 per diluted share.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2004 AND 2003
(in thousands)

	2004			2003
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$14,443,837	$355,819	4.93%	$12,206,064	$333,047	5.46%

LOANS:
Commercial loans	11,748,971	271,060	4.57%	10,414,580	272,653	5.21%
Consumer loans	10,887,391	276,219	5.10%	8,782,732	259,929	5.97%
Residential loans	4,980,356	134,392	5.40%	4,509,871	135,418	6.01%

Total loans	27,616,718	681,671	4.93%	23,707,183	668,000	5.64%
Allowance for loan losses	(349,405)	—	—	(306,480)	—	—

NET LOANS	27,267,313	681,671	4.99%	23,400,703	668,000	5.72%

TOTAL EARNING ASSETS	41,711,150	1,037,490	4.97%	35,606,767	1,001,047	5.63%
Other assets	5,222,896	—	—	5,291,075	—	—

TOTAL ASSETS	$46,934,046	$1,037,490	4.42%	$40,897,842	$1,001,047	4.90%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$21,723,776	$64,043	0.59%	$19,771,950	$84,987	0.87%
Time deposits	6,089,653	64,111	2.12%	6,746,737	93,567	2.80%

TOTAL DEPOSITS	27,813,429	128,154	0.93%	26,518,687	178,554	1.36%

BORROWED FUNDS:
FHLB advances	8,167,421	157,042	3.82%	5,813,808	151,826	5.21%
Fed funds and repurchase agreements	2,851,718	14,947	1.04%	2,312,811	553	0.03%
Other borrowings	3,716,061	59,409	3.18%	1,981,520	49,887	5.02%

TOTAL BORROWED FUNDS	14,735,200	231,398	3.12%	10,108,139	202,266	3.98%

TOTAL FUNDING LIABILITIES	42,548,629	359,552	1.69%	36,626,826	380,820	2.08%
Other liabilities	665,751	—	—	1,410,422	—	—

TOTAL LIABILITIES	43,214,380	359,552	1.66%	38,037,248	380,820	2.01%
STOCKHOLDERS’ EQUITY	3,719,666	—	—	2,860,594	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,934,046	$359,552	1.53%	$40,897,842	$380,820	1.87%

NET INTEREST INCOME		$677,938			$620,227

NET INTEREST SPREAD (1)			2.89%			3.03%

NET INTEREST MARGIN (2)			3.25%			3.49%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three and six-month periods ended June 30, 2004 was $332.0 million and $654.9 million compared to $306.8 million and $609.9 million for the same periods in 2003. The increase in net interest income for the three-month and six- month periods ended June 30, 2004, compared to the corresponding period in the prior year, resulted principally from growth in earning assets which more than offset the decline in yield.

     Net interest margin was 3.22% and 3.25% for the three and six-month periods ended June 30, 2004 compared to 3.47% and 3.49% for the same periods in 2003. Net interest margin has contracted from the comparable 2003 levels due to continued declines in market interest rates, prepayment and sales of higher yielding fixed rate assets, the continued repricing of short duration consumer and commercial loans, and the impact of reclassifying our trust preferred securities into borrowings. Partially offsetting this decline was downward repricing of deposits, favorable term financing and the redemption of high coupon senior notes completed in March 2003 and May 2003. Also, the issuance of the Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“PIERS”) had a negative effect on margin in 2004.

     Interest on investment securities and interest earning deposits was $169.4 million and $335.9 million for the three and six-month periods ended June 30, 2004 compared to $157.6 million and $324.9 million for the same periods in 2003. The average balance of investment securities was $14.4 billion with an average tax equivalent yield of 4.93% for the six-month period ended June 30, 2004 compared to an average balance of $12.2 billion with an average yield of 5.46% for the same period in 2003. The decline in yield is due to prepayments and sales of higher yielding investments which are being replaced by lower yielding securities due to the current interest rate environment.

     Interest on loans was $345.3 million and $678.5 million for the three and six-month periods ended June 30, 2004 compared to $332.1 million and $665.7 million for the same periods in 2003. The average balance of loans was $27.6 billion with an average yield of 4.93% for the six-month period ended June 30, 2004 compared to an average balance of $23.7 billion with an average yield of 5.64% for the same period in 2003. Average balances of commercial and consumer loans in 2004 increased $1.3 billion and $2.1 billion, respectively, as compared to 2003 primarily due to loan originations, loan purchases and loans acquired from First Essex. Average residential loans increased $470.5 million due to loan purchases and to a lesser extent, loans acquired from the First Essex acquisition.

     Interest on deposits and related customer accounts was $63.1 million and $128.2 million for the three and six-month periods ended June 30, 2004 compared to $84.9 million and $178.6 million for the same periods in 2003. The average balance of deposits was $27.8 billion with an average cost of 0.93% for the six-month period ended June 30, 2004 compared to an average balance of $26.5 billion with an average cost of 1.36% for the same period in 2003. The increase in the balance of deposits is due to the First Essex acquisition. The decrease in average cost year to year is due primarily to declining market interest rates, which resulted in a downward repricing of deposits.

     Interest on borrowed funds was $119.5 million and $231.4 million for the three and six-month periods ended June 30, 2004 compared to $98.0 million and $202.3 million for the same periods in 2003. The average balance of borrowings was $14.7 billion with an average cost of 3.12% for the six-month period ended June 30, 2004 compared to an average balance of $10.1 billion with an average cost

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of 3.98% for the same period in 2003. The decline in the yield is primarily due to the repayment of high cost debt obligations in 2003, the issuance of favorable term funding in the fourth quarter of 2003, repricing of variable rate borrowings from the decline in market interest rates, favorable short-term funding alternatives that Sovereign has experienced on repurchase agreements as well as specific strategies which were executed to reduce Sovereign’s asset sensitivity including termination of certain pay-fixed interest rate swaps and executing received fixed swaps. These favorable factors were partially offset by the reclassification of Trust Preferred Securities expense from other expense to net interest income during the third quarter of 2003, in accordance with Sovereign’s change in accounting policy.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three and six-month periods ended June 30, 2004 was $32.0 million and $75.0 million compared to $42.0 million and $85.4 million for the same periods in 2003. The provision for the six months ended June 30, 2004 included a charge of $6 million to conform the acquired First Essex loan portfolio to Sovereign’s reserve policy. The provision for loan losses for the six months ended June 30, 2004 includes a lower level of provision versus 2003 due to improvements in credit quality in the loan portfolio that have primarily resulted from improving economic conditions. Non-performing assets have declined to $176.1 million at June 30, 2004, compared to $220.5 million at December 31, 2003 and $253.4 million at June 30, 2003. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance and related reserves as deemed necessary.

     Sovereign’s net charge-offs for the six-month period ended June 30, 2004 were $64.9 million and consisted of charge-offs of $86.4 million and recoveries of $21.4 million. This compared to net charge-offs of $64.6 million consisting of charge-offs of $80.4 million and recoveries of $15.9 million for the six-month period ended June 30, 2003. Net charge-offs have declined as a percent of average loans .43% for the three-month period ended June 30, 2004, compared to .53% for the corresponding period in the prior year, reflecting improving credit quality in our loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Six-month Period Ended June 30,
	2004	2003
Allowance, beginning of period	$327,894	$298,750
Charge-offs:
Residential	947	1,969
Commercial	50,182	47,017
Consumer	35,228	31,444

Total Charge-offs	86,357	80,430

Recoveries:
Residential	674	250
Commercial	6,238	3,264
Consumer	14,528	12,346

Total Recoveries	21,440	15,860

Charge-offs, net of recoveries	64,917	64,570
Provision for loan losses	75,000	85,357
First Essex’s allowance for loan losses	14,660	—

Allowance, end of period	$352,637	$319,537

Non-Interest Income

     Total non-interest income was $125.1 million and $252.0 million for the three-month and six-month periods ended June 30, 2004 compared to $131.4 million and $251.8 million for the same periods in 2003. Excluding securities and related derivatives transactions, total fees and other income for the three-month and six-month periods ended June 30, 2004 were $124.2 million and $233.3 million as compared to $111.9 million and $214.8 million for the same periods in 2003.

     Consumer banking fees were $58.1 million and $112.1 million for the three-month and six-month periods ended June 30, 2004 as compared to $53.3 million and $101.5 million for the same periods in 2003, representing an increase of 9% and 10%, repectively. The increase year over year was due principally to growth in deposit fees to $93.4 million for the six-month period ended June 30, 2004 compared to deposit fees of $84.8 million for the corresponding period in the prior year. Average core deposit balances have grown $2.0 billion or 10% since June 30, 2003 due primarily to the First Essex acquisition, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.

     Commercial banking fees were $30.6 million and $59.2 million for the three-month and six-month periods ended June 30, 2004 as compared to $26.8 million and $52.0 million for the same periods in 2003. This increase of $3.8 million, or 14%, and $7.2 million, or 14%, for the three-month and six-month periods ended June 30, 2004, over the corresponding 2003 periods were primarily due to higher loan fees resulting from growth in the commercial loan portfolio, increased levels of fees, and increased cash management fee income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended June 30,		Six-months ended June 30,
	2004	2003	2004	2003
Recoveries/(Impairments) to mortgage servicing rights	$17,134	$(10,468)	$5,874	$(17,897)
Mortgage servicing fees, net of amortization	(1,628)	(3,391)	(1,491)	(5,881)
Net (losses)/gains under SFAS 133	(1,878)	6,651	(1,797)	7,926
Sales of mortgage loans and mortgage backed securities	2,808	16,035	19,277	32,687

Total	$16,436	$8,827	$21,863	$16,835

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

     The increase in mortgage banking revenues for the three-month and six-month periods ended June 30, 2004 is attributable principally to an increase in the fair value of mortgage servicing rights, offset by lower sale activity due to decreased loan origination volumes due to the current rate environment. The significant recovery recorded in the second quarter of 2004 is a result of slower prepayment speed outlooks on our mortgage servicing portfolio as of June 30, 2004 compared to previous periods due to the current interest rate environment. At June 30, 2004, Sovereign serviced approximately $6.5 billion of mortgage loans for others and our net mortgage servicing asset was $83.4 million, compared to $6.1 billion of loans serviced for others and a net mortgage servicing asset of $48.3 million, at June 30, 2003. Our remaining valuation allowance on our mortgage servicing asset at June 30, 2004 is $2.0 million. Sovereign adopted the SEC’s Staff Accounting Bulletin (“SAB”) No. 105 during the second quarter of 2004. This pronouncement required all registrants to exclude the future cash flows from servicing loans from the fair value of interest rate lock commitments. This statement delays the recognition of any servicing revenues related to these commitments until such time that the loan is sold, however, the pronouncement has no effect on the ultimate amount of revenue or cash flows recognized over time. The adoption of this statement lowered Sovereign’s mortgage banking revenues by $1.6 million during the second quarter.

     Capital markets revenues totaled $5.1 million and $10.0 million for the three-month and six-month periods ended June 30, 2004 compared with $9.1 million and $16.8 million for the same periods in 2003. The decrease from the prior year is due to decreased trading activity related to the current interest rate environment.

     The net gains on investment securities and related derivatives transactions were $0.8 million and $18.7 million for the three-month and six-month periods ended June 30, 2004 compared to $19.4 million and $37.0 million for the same periods in 2003. The three-month period ended June 30, 2004 included a charge of $0.9 million related to an other than temporary impairment charge related to one of our asset securitizations. The corresponding period in the prior year included charges of $2.3 million related to asset securitizations. Additionally, the six-month period ended June 30, 2003 also included a charge of $1.1 million related to one of our investment securities.

General and Administrative Expenses

     General and administrative expenses for the three-month and six-month periods ended June 30, 2004 were $224.6 million and $447.7 million, compared to $215.3 million and $423.9 million for the same periods in 2003. General and administrative expenses increased in 2004 primarily due to the First Essex acquisition, as well as increased compensation and benefit costs associated with the hiring of additional team members.

Other Expenses

     Other expenses were $28.1 million and $76.6 million for the three-month and six-month periods ended June 30, 2004 compared to $36.6 million and $103.1 million for the same periods in 2003. The reasons for the variances are discussed below.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     During the second quarter of 2004, Sovereign made a $60 million investment in a synthetic fuel partnership (“the “Synthetic Fuel Partnership”). Sovereign will amortize this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in investment value and our allocation of the partnerships earnings or losses are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. We anticipate receiving tax credits of $111.7 million through December 31, 2007. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships. As a result of the increasing significance of our equity method investment portfolio, Sovereign reclassified the income statement effects of these investments to other expenses. Prior period amounts have been reclassified to conform to the current period presentation.

The expense associated with the junior subordinated debentures due to the capital trust entities in the first half of 2003 was classified in other expense. Management elected to change the Company’s accounting policy effective July 1, 2003, to treat these securities as liabilities and the associated dividends on the obligations as interest expense.

     Expense associated with amortization of core deposit intangibles decreased by $1.1 million and $2.6 million during the three-month and six-month periods ending June 30, 2004, compared to the corresponding periods in the prior year. This decline was due to reduced amortization related to core deposits that are being amortized on an accelerated method, offset by additional amortization related to the First Essex acquisition. Merger-related and integration charges of $23.6 million ($15.3 million or $.05 per share, net of tax) related to the First Essex acquisition were recorded in the three-month period ended March 31, 2004. The six-month period ended June 30, 2004 and 2003, includes a gain of $2.3 million and a loss of $29.0 million ($18.8 million or $.07 per share, net of tax) on the extinguishment of debt, respectively.

Income Tax Provision

     The income tax provision was $41.1 million and $73.9 for the three-month and six-month periods ended June 30, 2004 compared to $40.1 million and $69.3 million for the same periods in 2003. The effective tax rate for the three-month and six-month periods ended June 30, 2004 was 23.8% and 24.0%, compared to 27.8% for the same periods in 2003. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance and tax credits associated with low income housing and the Synthetic Fuel Partnership. The effective tax rate in 2004 is lower than the prior year rate due to the tax benefit associated with the First Essex merger related charges, which is reflected in the first quarter provision. In addition, the 2004 effective tax rate includes the benefit from the increase in tax credits associated with investments in low income housing and the Synthetic Fuel Partnership and additional purchases of tax exempt municipal investments in the fourth quarter of 2003 which will benefit the full year of 2004. Partially offsetting these benefits is Sovereign’s expectation that pretax earnings for 2004 will be higher than 2003. Our effective tax rate for the remainder of 2004 is expected to increase from the June 30, 2004 rate to approximately 26% to 28%.

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

     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. The difference between the provision for

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time as management accounting and business unit profitability reporting systems are enhanced or product lines change. Certain organization and allocation methodology changes have been made which enhanced the Company’s management reporting systems and the information provided to the chief executive officer. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

     Consumer Bank net interest income increased $19.0 million and $30.2 million to $253.0 million and $486.6 million for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $15.9 billion with a yield of 5.19% versus $13.3 billion at a yield of 5.98% during the six-months ended June 30, 2004 and June 30, 2003, respectively. The average balance of deposits was $27.8 billion at a cost of 0.93% in the six-months ended June 30, 2004 compared to $26.5 billion at an average cost of 1.36% in the same period a year ago. The increase in non-interest income of $16.0 million to $159.7 million for the six-months ended June 30, 2004 was generated by deposit fees and to a lesser extent, loan fees, which grew in tandem with the increased level of deposits and loans. The provision for loan losses has remained relatively consistent for the three-month and six-month periods ended June 30, 2004 compared to the corresponding periods in the preceding year. General and administrative expenses (including allocated corporate and direct support costs) increased from $170.1 million and $334.6 million at June 30, 2003, to $178.5 million and $355.8 million for the three-months and six-months ended June 30, 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the First Essex acquisition.

     Corporate Bank net interest income decreased $1.3 million and $2.9 million to $72.7 million and $143.0 million for the three-months and six-months ended June 30, 2004 compared to the corresponding periods in the preceding year. The decrease in net interest income was principally due to declines in the yield on loans due to current market rates. The average balance of Corporate Bank loans was $11.7 billion with a yield of 4.57% in the six-months ended June 30, 2004 versus $10.4 billion at a yield of 5.21% during the six-months ended June 30, 2003. Non-interest income has increased by $0.2 million and $0.8 million to $24.2 million and $46.6 million related to an increase in loan fees offset by declines in capital markets revenues. The provision for loan losses decreased by $1.2 million for the quarter and increased for the six-months ended by $0.1 million compared to the corresponding period in the preceding year. The decline in the second quarter is due to lower commercial loan charge-offs related to improvements in the loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased by $4.1 million and $8.8 million for the three-months and six-months ended June 30, 2004 to $39.3 million and $77.0 million. The increase was due in part to increased costs to support the Corporate Bank’s loan growth.

     The net loss before income taxes for Other decreased $6.5 million and $42.3 million to $14.4 million and $25.5 million for the three-months and six-months ended June 30, 2004 compared to the corresponding periods in the preceding year. Net interest income increased $7.5 million and $17.8 million to $6.3 million and $25.3 million for the three-months and six-months ended June 30, 2004 compared to the corresponding periods in the preceding year due to increased average balances in the investment portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Other segment includes net gains on security and derivative transactions of $17.9 million and $0.8 million in the first and second quarters of 2004, as compared to $17.5 million and $21.8 million recorded in 2003. The 2004 and 2003 results also include a pre-tax loss of $23.6 million and $29.0 million, on merger charges associated with the First Essex acquisition and the extinguishment of debt, respectively. Additionally, the second quarter of 2004 includes a pre-tax gain of $2.3 million on the extinguishment of debt.

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 1 to the December 31, 2003 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2003 Management’s Discussion and Analysis filed on Form 10-K.

     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 12 to the consolidated financial statements.

FINANCIAL CONDITION

Loan Portfolio

     At June 30, 2004, commercial loans totaled $12.3 billion representing 42% of Sovereign’s loan portfolio, compared to $11.1 billion or 42% of the loan portfolio at December 31, 2003 and $10.7 billion or 44% of the loan portfolio at June 30, 2003. At June 30, 2004 and December 31, 2003, only 7% and 6%, respectively, of our total commercial portfolio was unsecured.

     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $12.0 billion at June 30, 2004, representing 41% of Sovereign’s loan portfolio, compared to $10.0 billion, or 38%, of the loan portfolio at December 31, 2003 and $9.2 billion or 38% of the loan portfolio at June 30, 2003. In connection with the acquisition of First Essex, Sovereign acquired commercial, consumer and mortgage loans of $710.4 million, $435.6 million and $52.2 million, respectively.

     Residential mortgage loans were $4.9 billion at June 30, 2004 and represent 17% of Sovereign’s loan portfolio as compared to $5.1 billion and 19% at December 31, 2003 and $4.4 billion or 18% of the loan portfolio at June 30, 2003. The gradual decrease during the periods shown is due to increased prepayment levels due to declining mortgage interest rates and increased sale activity.

Non-Performing Assets

     At June 30, 2004 Sovereign’s non-performing assets decreased by $44.4 million to $176.1 million compared to $220.4 million at December 31, 2003. This decrease is due to improvements in the credit quality of our portfolio. Non-performing assets as a

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percentage of total loans, real estate owned and repossessed assets were 0.60% at June 30, 2004 and 0.84% at December 31, 2003. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2004	2003
Non-accrual loans:
Commercial	$58,289	$83,976
Commercial real estate	32,081	45,053
Consumer	27,923	30,921
Residential	32,635	38,195

Total non-accrual loans	150,928	198,145
Restructured loans	1,262	1,235

Total non-performing loans	152,190	199,380
Other real estate owned	19,609	17,016
Other repossessed assets	4,268	4,051

Total non-performing assets	$176,067	$220,447

Past due 90 days or more as to interest or principal and accruing interest	$32,403	$36,925
Non-performing assets as a percentage of total assets	0.36%	0.51%
Non-performing loans as a percentage of total loans	0.52%	0.76%
Non-performing assets as a percentage of total loans and real estate owned	0.60%	0.84%
Allowance for loan losses as a percentage of total non-performing assets	200.3%	148.7%
Allowance for loan losses as a percentage of total non-performing loans	231.7%	164.5%

     Loans ninety (90) days or more past due and still accruing interest fell by $4.5 million from December 31, 2003 to June 30, 2004. This decline was composed of an increase of $1.6 million in the residential portfolio, offset by declines in consumer loans of $5.9 million, and $0.2 million of commercial loans.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $60.4 million and $46.8 million at June 30, 2004 and December 31, 2003, respectively.

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	June 30, 2004		December 31, 2003
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$190,646	42%	$192,454	43%
Consumer loans	118,959	41	94,199	38
Residential real estate mortgage loans	14,977	17	15,544	19
Unallocated allowance	28,055	n/a	25,697	n/a

Total allowance for loan losses	$352,637	100%	$327,894	100%

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has decreased from $192.5 million at December 31, 2003 to $190.6 million at June 30, 2004. This is a result of improvements in the credit quality of this portfolio which have included a decline in annualized commercial loan net charge-offs to 0.69% at June 30, 2004, compared to 0.94% at December 31, 2003, and 0.83% at June 30, 2003. Additionally, commercial non-accrual loans have declined by $25.7 million since year-end.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $94.2 million at December 31, 2003, to $119.0 million at June 30, 2004 due to increases in loan balances and allowance acquired from the First Essex acquisition.

     Residential Portfolio. The allowance for the residential mortgage portfolio decreased from $15.5 million at December 31, 2003 to $15.0 million at June 30, 2004.

     Unallocated Allowance. The unallocated allowance for loan losses increased to $28.1 million at June 30, 2004 from $25.7 million at December 31, 2003. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.

Investment Securities

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at June 30, 2004 was 4.37 years.

     Total investment securities available-for-sale were $10.5 billion at June 30, 2004 and $10.1 billion at December 31, 2003. Investment securities held-to-maturity were $4.0 billion at June 30, 2004 compared to $2.5 billion at December 31, 2003. During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments previously classified as available-for-sale to held-to-maturity. Management determined that based on the current and forecasted interest rate environment, Sovereign intends to hold these investments to maturity. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2004 were $29.0 billion compared to $27.3 billion at December 31, 2003. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits.

Borrowings and Other Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2004 and December 31, 2003 were $15.2 billion and $12.2 billion, respectively. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $945.7 million of debt related to assets that Sovereign sold to the QSPEs which is not included in Sovereign’s consolidated Balance Sheet at June 30, 2004. Sovereign’s retained interests and servicing assets in such QSPEs were $82.0 million at June 30, 2004 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2004 and December 31, 2003, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2004 and December 31, 2003 (in thousands):

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

		TIER 1	TIER 1	TOTAL
	TANGIBLE	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL TO	CAPITAL TO	CAPITAL TO	CAPITAL TO
	TANGIBLE	TANGIBLE	RISK ADJUSTED	RISK ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at June 30, 2004:
Regulatory capital	$3,244,487	$3,244,487	$3,189,728	$4,334,785
Minimum capital requirement (1)	947,336	1,894,672	1,430,662	2,861,324

Excess	$2,297,151	$1,349,815	$1,759,066	$1,473,461

Sovereign Bank capital ratio	6.85%	6.85%	8.92%	12.12%
Sovereign Bank at December 31, 2003:
Regulatory capital	$2,814,384	$2,814,411	$2,732,636	$3,852,507
Minimum capital requirement (1)	844,968	1,689,936	1,271,468	2,542,937

Excess	$1,969,416	$1,124,475	$1,461,168	$1,309,570

Sovereign Bank capital ratio	6.66%	6.66%	8.60%	12.12%

(1)	Minimum capital requirement as defined by OTS Regulations.

     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at June 30, 2004 (1)	5.28%	4.83%	7.13%
Capital ratio at December 31, 2003 (1)	4.80%	4.66%	5.61%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

Liquidity and Capital Resources

     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail deposit gathering, Federal Home Loan Bank (FHLB) borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, and periodic cash flows from amortizing mortgage backed securities.

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2004, Sovereign had $7.4 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unemcumbered investments to be pledged as collateral for additional borrowings.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has not declared or paid any dividends to Sovereign Bancorp. Sovereign also has $1 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.

     Cash and cash equivalents increased $76.4 million from December 31, 2003. Net cash provided by operating activities was $352.4 million for 2004. Net cash used by investing activities for 2004 was $3.6 billion and consisted primarily of the purchase of investments of $3.9 billion, purchases of loans of $1.6 billion, and the net change in loans other than purchases and sales of $1.3 billion, offset by sales, repayments and maturities of investments of $1.3 billion and proceeds from loan sales of $1.2 billion. Net cash provided by financing activities for 2004 was $3.4 billion, which was primarily due to an increase in borrowings and proceeds from the issuance of the PIERS.

Contractual Obligations and Commercial Commitments

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$10,399,338	$4,577,477	$1,097,550	$658,448	$4,065,863
Securities sold under repurchase agreements (1)	1,885,762	1,238,994	646,768	—	—
Fed Funds (1)	315,339	315,339	—	—	—
Other debt obligations (1)	3,932,042	183,681	780,738	952,475	2,015,148
Junior subordinated debentures due to Capital Trust entities (1)(2)	2,752,888	58,527	121,332	120,968	2,452,061
Certificates of deposit (1)	6,431,874	4,358,534	1,178,210	309,236	585,894
Investment partnership commitments (3)	40,715	35,504	3,796	1,289	126
Business acquisitions	280,214	280,214	—	—	—
Operating leases	699,869	103,361	236,078	86,450	273,980

Total contractual cash Obligations	$26,738,041	$11,151,631	$4,064,472	$2,128,866	$9,393,072

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

     Excluded from the above table are deposits of $22.8 billion that are due on demand by customers.

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2004 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the senior notes would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than 25 percent of Sovereign’s debt is in default, Sovereign’s senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$9,959,128	$5,492,292	$1,618,923	$539,408	$2,308,505
Standby letters of credit	1,587,489	541,820	459,028	579,500	7,141
Loans sold with recourse	9,251	—	—	—	9,251
Forward buy commitments	380,632	380,632	—	—	—

Total commercial commitments	$11,936,500	$6,414,744	$2,077,951	$1,118,908	$2,324,897

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.2 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2004 was $1.6 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.4 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2004. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes up to twelve different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At June 30, 2004 and December 31, 2003, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At June 30, 2004, if interest rates dropped in parallel 100 basis points, Sovereign estimates that net interest income would fall 4.1%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 3.8%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of June 30, 2004, the one year cumulative gap was .2%, compared to 3% at December 31, 2003 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of June 30, 2004, the NPV as a percentage of the present value of assets was 9.85% as compared to 8.15% at December 31, 2003. Management reviews the sensitivity of NPV to changes in interest rates. As of June 30, 2004, a 200 basis point rise in interest rates would decrease the NPV ratio by 0.65% as compared to 1.25% at December 31, 2003 and a 100 basis point decline in interest rates would decrease the NPV ratio by 0.13% as compared to 0.79% at December 31, 2003.

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

     At June 30, 2004, Sovereign was party to interest rate swaps to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Items 1 is not applicable.

Item 2 – Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2004:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under to
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
4/2/04 through 4/30/04	None	None	Not Applicable	5,000,000
5/3/04 through 5/28/04	49,426	$20.33	Not Applicable	5,000,000
6/1/04 through 6/30/04	None	None	Not Applicable	5,000,000

(1) Sovereign has a stock repurchase program in effect that would allow the Company to repurchase 5 million shares of common stock. No purchases have been made to date under this repurchase program as of June 30, 2004. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated income tax liabilities.

Item 3 is not applicable or the response is negative.

Item 4 - Submission of Matters to a Vote of Security Holders

     The 2004 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held on April 22, 2004. The following is a brief description of each matter voted on at the meeting.

		SHARES
					BROKER
	PROPOSAL	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
1.	To elect two (2) Class II directors of Sovereign, each to serve for a term of three years and until their successors shall have been elected and qualified:
	Andrew C. Hove, Jr.	219,499,320	N/A	56,983,681	N/A	N/A
	Daniel K. Rothermel	218,901,617	N/A	57,581,384	N/A	N/A
2.	To ratify the appointment by the Audit Committee of Sovereign’s Board of Directors of Ernst & Young LLP as Sovereign’s independent auditors for the fiscal year ending December 31, 2004	268,746,109	7,011,830	N/A	725,067	N/A
3.	To approve an amendment to Sovereign’s articles of incorporation to increase the number of authorized shares of common stock from 400 million to 800 million shares	255,296,888	20,381,421	N/A	804,682	65,913,843
4.	To approve the Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan and the continuation of the Sovereign Bancorp, Inc. Employee Stock Purchase Plan	149,298,709	59,337,639	N/A	1,932,810	65,913,843
5.	To approve the Sovereign Bancorp, Inc. Bonus Recognition and Retention program	135,086,933	73,241,786	N/A	2,240,436	65,913,843

Item 5 is not applicable or the response is negative.

Item 6 – Exhibits and Reports on Form 8-K.

(a)	Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s S-8 SEC file #333-117621) filed July 23, 2004.

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibit 3.2 to Sovereign’s S-8 SEC file # 333-117621), filed June 24, 2004.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 8, 2004, the Company filed a current report on Form 8-K dated April 7, 2004, reporting information under Item 7 and 12.

On April 13, 2004, the Company filed a current report on Form 8-K dated April 12, 2004, reporting information under Item 5 and 7.

On April 21, 2004, the Company filed a current report on Form 8-K dated April 20, 2004, reporting information under Item 7 and 12.

On May 5, 2004, the Company filed a current report on Form 8-K dated May 5, 2004, reporting information under Item 7 and 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date August 9, 2004	/s/ Jay S. Sidhu
Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date August 9, 2004	/s/ James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s S-8 SEC file #333-117621) filed July 23, 2004.

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of August 14, 2002 (Incorporated by reference to Exhibit 3.2 to Sovereign’s S-8 SEC file # 333-117621), filed June 24, 2004.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.