Form 10-Q
period 2004-09-30
SOVEREIGN BANCORP INC
filed 2004-11-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (215) 557-4630

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒. No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2004

Common Stock (no par value)	345,197,978 shares

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

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

FORWARD LOOKING STATEMENTS
(continued)

•	anticipated acquisitions may not close on the expected closing date or may not close at all;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals, may not be satisfied;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	We believe that we currently have adequate internal controls but we are still exposed to potential risks resulting from new requirements that we evaluate disclosure controls under Section 404 of the Sarbanes-Oxley Act of 2002. We are evaluating our internal controls in order to allow management to report on, and our independent auditors to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to timely comply with the requirements set forth in Section 404, we might be subject to sanctions or investigation by regulatory authorities. Any such action could adversely affect our business and financial results;

•	In addition, if Sovereign acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Sovereign’s internal control structure. The Company’s inability to address these risks could negatively affect the Company’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.

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

CERTIFICATION CEO, SECTION 302
CERTIFICATION CFO, SECTION 302
CERTIFICATION CEO, SECTION 906
CERTIFICATION CFO, SECTION 906

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2004	2003
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,266,044	$950,302
Investment securities:
Available-for-sale	10,111,845	10,102,619
Held-to-maturity	4,027,472	2,516,352
Loans (including loans held for sale of $73,727 and $137,154 at September 30, 2004 and December 31, 2003, respectively)	35,261,701	26,148,659
Allowance for loan losses	(406,612)	(327,894)

Net loans	34,855,089	25,820,765

Premises and equipment	352,089	273,278
Accrued interest receivable	225,918	190,714
Goodwill	2,103,158	1,027,292
Core deposit intangibles, net of accumulated amortization of $427,889 and $372,924 at September 30, 2004 and December 31, 2003	304,754	268,759
Bank owned life insurance	879,189	801,535
Other assets	1,629,450	1,553,713

TOTAL ASSETS	$55,755,008	$43,505,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$33,101,678	$27,344,008
Borrowings and other debt obligations	16,919,164	12,197,603
Advance payments by borrowers for taxes and insurance	23,894	17,966
Other liabilities	691,432	483,210

TOTAL LIABILITIES	50,736,168	40,042,787

Minority interests	203,488	202,136

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 349,822,052 shares issued at September 30, 2004 and 400,000,000 shares authorized and 298,111,799 shares issued at December 31, 2003	2,934,733	1,892,126
Warrants and employee stock options issued	318,874	13,944
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,550,268 shares at September 30, 2004 and 3,550,268 shares at December 31, 2003	(26,078)	(26,078)
Treasury stock at cost; 1,213,830 shares at September 30, 2004 and 1,450,668 shares at December 31, 2003	(19,767)	(21,927)
Accumulated other comprehensive loss	(136,645)	(52,924)
Retained earnings	1,744,235	1,455,265

TOTAL STOCKHOLDERS’ EQUITY	4,815,352	3,260,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,755,008	$43,505,329

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(in thousands, except
		per share data)
INTEREST INCOME:
Interest-earning deposits	$1,505	$539	$3,013	$1,756
Investment securities:
Available-for-sale	124,803	132,211	398,526	439,910
Held-to-maturity	46,470	5,958	107,168	21,981
Interest on loans	412,771	325,062	1,091,249	990,800

TOTAL INTEREST INCOME	585,549	463,770	1,599,956	1,454,447

INTEREST EXPENSE:
Deposits and customer accounts	83,160	73,488	211,314	252,042
Borrowings and other debt obligations	139,439	102,990	370,837	305,256

TOTAL INTEREST EXPENSE	222,599	176,478	582,151	557,298

NET INTEREST INCOME	362,950	287,292	1,017,805	897,149
Provision for loan losses	25,000	36,600	100,000	121,957

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	337,950	250,692	917,805	775,192

NON-INTEREST INCOME:
Consumer banking fees	62,771	53,531	174,828	155,041
Commercial banking fees	31,757	27,197	90,994	79,207
Net mortgage banking revenues	(4,080)	17,458	17,783	34,293
Capital markets revenue	3,409	5,389	13,395	22,200
Bank owned life insurance	9,922	12,080	29,136	32,528
Miscellaneous income	4,498	3,861	15,441	11,095

TOTAL FEES AND OTHER INCOME	108,277	119,516	341,577	334,364
Net gain on investment securities	20,247	18,848	38,957	55,825

TOTAL NON-INTEREST INCOME	128,524	138,364	380,534	390,189

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	114,871	97,788	324,175	290,436
Occupancy and equipment expenses	54,976	52,838	161,452	157,324
Technology expense	18,935	18,652	55,873	53,887
Outside services	14,332	12,192	39,414	39,288
Marketing expense	11,983	9,218	33,434	30,439
Other administrative expenses	22,583	20,132	71,062	63,361

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	237,680	210,820	685,410	634,735

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
		(in thousands, except
		per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$19,836	$18,246	$54,965	$56,012
Trust Preferred Securities and other minority interest expense	5,502	5,434	16,376	37,374
Merger-related and integration charges	27,941	—	51,528	—
Equity method investments	10,257	2,966	19,596	7,338
Loss on debt extinguishment	65,546	857	63,261	29,838

TOTAL OTHER EXPENSES	129,082	27,503	205,726	130,562

INCOME BEFORE INCOME TAXES	99,712	150,733	407,203	400,084
Income tax provision	17,170	41,500	91,080	110,820

NET INCOME	$82,542	$109,233	$316,123	$289,264

EARNING PER SHARE:
Basic	$0.25	$0.37	$1.01	$1.06

Diluted	$0.24	$0.37	$0.99	$1.01

DIVIDENDS DECLARED PER COMMON SHARE	$.030	$.025	$.085	$.075

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2003	293,111	$1,892,126	$13,944	$(26,078)	$(21,927)	$(52,924)	$1,455,265	$3,260,406

Comprehensive income:
Net income	—	—	—	—	—	—	316,123	316,123
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(96,947)	—	(96,947)
Cash flow hedge derivative financial instruments	—	—	—	—	—	13,226	—	13,226

Total comprehensive income								232,402
Stock and stock options issued in connection with business acquisitions	48,949	997,246	35,130	—	1,180	—	—	1,033,556
Issuance of warrants in connection with PIERS offering	—	—	285,435	—	—	—	—	285,435
Stock issued in connection with employee benefit and incentive compensation plans	3,303	45,361	(18,901)	—	7,518	—	—	33,978
Employee stock options issued	—	—	3,266	—	—	—	—	3,266
Dividends paid on common stock	—	—	—	—	—	—	(27,153)	(27,153)
Stock repurchased	(305)	—	—	—	(6,538)	—	—	(6,538)

Balance, September 30, 2004	345,058	$2,934,733	$318,874	$(26,078)	$(19,767)	$(136,645)	$1,744,235	$4,815,352

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period
	Ended September 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$316,123	$289,264
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for loan losses	100,000	121,957
Depreciation and amortization	120,439	121,086
Net amortization of premium/discount on investment securities and loan premiums	39,795	19,105
Gain on sale of investment securities	(38,957)	(55,825)
Net loss on real estate owned and fixed assets	(203)	1,578
Loss on debt extinguishments	63,261	29,838
Stock-based compensation	16,769	12,384
Net change in:
Loans held for sale	63,427	(6,629)
Accrued interest receivable	(9,328)	(353)
Other assets and bank owned life insurance	(190,642)	(105,809)
Other liabilities	110,258	53,138

Net cash provided by operating activities	590,942	479,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities:
Available-for-sale	3,076,479	2,059,904
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,539,047	4,066,809
Held-to-maturity	332,198	220,011
Net change in FHLB stock	(149,540)	(43,678)
Purchases of available-for-sale investment securities	(4,902,275)	(6,503,210)
Purchases of held-to-maturity investment securities	(447,099)	(40)
Proceeds from sales of loans	1,713,895	3,284,699
Purchase of loans	(3,474,299)	(2,747,534)
Net change in loans other than purchases and sales	(2,096,968)	(1,930,767)
Proceeds from sales of premises and equipment	10,869	3,573
Purchases of premises and equipment	(70,285)	(33,768)
Proceeds from sales of real estate owned	9,126	10,293
Cash used for acquisitions, net of cash acquired	(231,269)	—

Net cash used in investing activities	(4,690,121)	(1,613,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits and other customer accounts	844,681	665,746
Net increase in borrowings	3,064,266	130,835
Proceeds from senior secured credit facility and senior and subordinated notes	997,710	1,262,925
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	285,435	—
Repayments of senior secured credit facility and senior and subordinated notes	(773,360)	(889,640)
Net increase in advance payments by borrowers for taxes and insurance	4,910	(2,755)
Purchase of Trust Preferred Securities	—	(188,427)
Cash dividends paid to stockholders	(27,153)	(20,677)
Proceeds from issuance of common stock	24,394	12,828
Purchase of shares for ESOP	—	(7,152)
Proceeds from the exercise of warrants	—	187,591
Other net changes in treasury stock	(5,962)	(18,217)

Net cash provided by financing activities	4,414,921	1,133,057

Net change in cash and cash equivalents	315,742	(917)
Cash and cash equivalents at beginning of period	950,302	972,614

Cash and cash equivalents at end of period	$1,266,044	$971,697

Supplemental Disclosures:
Income taxes paid	$31,964	$93,673
Interest paid	$567,167	$548,929

Non cash transactions: During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments from the available for sale category to held to maturity. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. See Note 13 for additional discussion. On July 23, 2004, Sovereign Bancorp, Inc. issued 36,176,376 shares in partial consideration in for the acquisition of Seacoast Financial Services Corporation (“Seacoast”). See Note 14 for additional discussion.

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank and Sovereign Delaware Investment Corporation. Prior to December 31, 2003, Sovereign consolidated the following subsidiaries: Sovereign Capital Trust I, Sovereign Capital Trust II, Sovereign Capital Trust III, MBNK Capital Trust I, and ML Capital Trust I (“Capital Trust Entities”). These subsidiaries were deconsolidated effective December 31, 2003 in accordance with new accounting standards. All intercompany balances and transactions have been eliminated in consolidation.

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

     The following table represents the amount of stock-option compensation expense, net of related tax effects, that would have been included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all the stock option awards. (Amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported	$82,542	$109,233	$316,123	$289,264
Add: Stock-option expense included in net income, net of tax	276	675	2,124	2,403
Deduct: Total stock-option compensation expense, net of tax	(288)	(801)	(2,286)	(2,864)

Pro-forma net income	82,530	109,107	315,961	288,803

Basic earnings per share	$0.25	$0.37	$1.01	$1.06
Diluted earnings per share	$0.24	$0.37	$0.99	$1.01
Pro-forma basic earnings per share	$0.25	$0.37	$1.01	$1.06
Pro-forma diluted earnings per share	$0.24	$0.37	$0.99	$1.00

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(2) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and our 2003 warrants (which were exercised in September 2003) is calculated using the treasury stock method for purposes of weighted average dilutive shares.

     The holders of the PIERS units (see Note 7) may not tender their units or exercise the cash election in exchange for Sovereign shares until the closing price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period or upon the occurrence of certain other events. Since these conditions which allow the holders to convert their PIERS securities have not been met, none of the shares issuable upon conversion under the PIERS units have not been included in the basic or diluted shares calculation for 2004. Beginning in the fourth quarter of 2004 due to a change in accounting, we will include such shares in our diluted share calculation. See Note 12 for additional details.

     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income	$82,542	$109,233	$316,123	$289,264

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	335,603	292,169	314,365	272,114
Dilutive effect of:
Warrants	—	—	—	11,557
Stock options	6,097	4,982	5,886	4,022

Weighted average diluted shares	341,700	297,151	320,251	287,693

EARNINGS PER SHARE:
Basic	$0.25	$0.37	$1.01	$1.06
Diluted	$0.24	$0.37	$0.99	$1.01

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$142,047	$534	$240	$142,341
Corporate debt and asset-backed securities	267,792	17,499	—	285,291
Equity securities (1)	1,811,691	999	40,619	1,772,071
State and municipal securities	27,450	6,837	1,618	32,669
Mortgage-backed securities:
U.S. government agencies	5,868,636	22,178	23,216	5,867,598
Non-agencies	2,016,391	5,953	10,469	2,011,875

Total investment securities available-for- sale	$10,134,007	$54,000	$76,162	$10,111,845

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE (continued)

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

Investment securities with an estimated fair value of $7.7 billion and $5.6 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at September 30, 2004 and December 31, 2003, respectively.

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	September 30, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$13,084	$118	$2	$13,200
Corporate debt and asset- backed securities	37,884	48	—	37,932
State and municipal securities	824,698	8,855	9,796	823,757
Mortgage-backed securities:
U.S. government agencies	2,140,493	13,334	31,902	2,121,925
Non-agencies	1,011,313	4,197	5,820	1,009,690

Total investment securities held-to-maturity	$4,027,472	$26,552	$47,520	$4,006,504

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY (continued)

	December 31, 2003
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
Corporate debt and asset- backed securities	$56,057	$4,696	$—	$60,753
State and municipal securities	754,240	5,950	11,531	748,659
Mortgage-backed securities:
U.S. government agencies	1,704,114	13,265	20,997	1,696,382
Non-agencies	1,941	6	31	1,916

Total investment securities held-to-maturity	$2,516,352	$23,917	$32,559	$2,507,710

     The following table discloses the age of gross unrealized losses in our total investment portfolio as of September 30, 2004 (in thousands):

	At September 30, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$65,289	$242	$—	$—	$65,289	$242
Corporate debt and asset backed securities	17	—	—	—	17	—
Equity securities	753,985	39,436	14,906	1,183	768,891	40,619
State and municipal securities	320,075	11,414	—	—	320,075	11,414
Mortgage-backed Securities:
U.S. government agencies	4,579,935	55,118	—	—	4,579,935	55,118
Non-agencies	1,661,359	16,289	—	—	1,661,359	16,289

Total investment securities available for sale and held to maturity	$7,380,660	$122,499	$14,906	$1,183	$7,395,566	$123,682

As of September 30, 2004, management has concluded that the unrealized losses in its investment portfolio are temporary in nature since they are primarily related to market interest rates and are not related to the underlying credit quality of the issuers in our investment portfolio. Additionally, the Company has the intent and ability to hold these investments for the time necessary, up to and including maturity, to recover the amortized cost.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
Commercial real estate loans(1)	$5,800,536	16.4%	$4,702,046	18.0%
Commercial and industrial loans(2)	7,645,199	21.7	6,361,640	24.3

Total Commercial Loans	13,445,735	38.1	11,063,686	42.3

Home equity loans	8,988,139	25.5	6,457,682	24.7
Auto loans	4,340,487	12.3	3,240,383	12.4
Other	528,366	1.5	312,224	1.2

Total Consumer Loans	13,856,992	39.3	10,010,289	38.3

Residential Real Estate Loans	7,958,974	22.6	5,074,684	19.4

Total Loans (3)	$35,261,701	100.0%	$26,148,659	100.0%

Total Loans with:
Fixed rate	$20,373,320	57.8%	$15,171,129	58.0%
Variable rate	14,888,381	42.2	10,977,530	42.0

Total Loans (3)	$35,261,701	100.0%	$26,148,659	100.0%

(1)	Includes multifamily loans of $366.3 million and $348.6 million at September 30, 2004 and December 31, 2003, respectively.

(2)	Includes automotive floor plan loans of $808.4 million and $614.4 million at September 30, 2004 and December 31, 2003, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $245.7 million and $159.8 million at September 30, 2004 and December 31, 2003, respectively. Loans pledged as collateral totaled $11.9 billion and $11.5 billion at September 30, 2004 and December 31, 2003, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2003. The reason for the increase since year-end is due to increases associated with a recently added director who joined the Sovereign Bank Board of Directors from Seacoast.

Related party loans at December 31, 2003	$27,318
Loans fundings	67,273
Loan repayments and loan sales	(19,584)

Related party loan balance at September 30, 2004	75,007

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2004			December 31, 2003
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$5,072,090	15.3%	—%	$4,306,376	15.7%	—%
NOW accounts	7,748,012	23.4	1.00	6,068,163	22.2	0.63
Customer repurchase agreements	848,890	2.6	1.31	1,017,544	3.7	0.64
Savings accounts	3,667,116	11.1	0.55	3,098,892	11.3	0.56
Money market accounts	8,407,688	25.4	1.18	6,843,131	25.0	0.95
Certificates of deposit	7,357,882	22.2	2.04	6,009,902	22.1	2.40

Total Deposits	$33,101,678	100%	1.08%	$27,344,008	100%	0.99%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS

     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2004		December 31, 2003
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$2,114,460	3.01%	$1,793,391	1.13%
Fed funds purchased	692,139	1.75	400,000	0.97
FHLB advances	10,553,851	3.18	6,755,330	3.55
Asset-backed floating rate notes and secured financings	1,571,000	0.44	1,571,074	(0.16)
Subordinated notes	783,854	3.51	775,266	3.01
Holding company borrowings and other debt obligations:
Senior secured credit facility	50,000	2.94	50,000	2.67
Senior notes	299,425	2.08	595,790	7.95
Junior subordinated debentures due to Capital Trust Entities	854,435	7.07	256,752	5.79

Total borrowing and other debt obligations	$16,919,164	3.04%	$12,197,603	2.86%

     On February 26, 2004, Sovereign issued $700 million of Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“PIERS”). On March 8, 2004, Sovereign raised an additional $100 million of PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the “Trust”), a special purpose entity established to issue the PIERS. Each PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:

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

     During the third quarter of 2004, Sovereign redeemed $500 million of 10.50% Senior Notes incurring a debt extinguishment charge (net of hedge termination gains of $15.1 million) of $65.6 million ($42.6 million net of tax). Sovereign funded this redemption with cash on hand and a new two year Senior Note issuance of $300 million due September 2006 at a floating rate of three-month Libor plus 33 basis points.

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

     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. Sovereign includes all components of each derivative’s fair value in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives fair value in the assessment of hedge effectiveness. For the three and nine-months ended September 30, 2004 and 2003, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three and nine-months ended September 30, 2004 or 2003 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of September 30, 2004, Sovereign expects approximately $44.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

     Other Derivative Activities. Sovereign’s derivative portfolio includes derivative instruments not designated in SFAS No. 133 hedge relationships.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(8) DERIVATIVES (continued)

Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.

     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at September 30, 2004 and December 31, 2003:

					Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2004
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,773,590	$—	$13,611	4.74%	2.37%	5.9
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	4,000,000	—	27,240	1.90%	3.61%	2.8

Total derivatives used in SFAS 133 hedging relationships	$5,773,590	$—	$40,851	2.77%	3.23%	3.8

December 31, 2003
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,403,590	$3,109	$—	7.04%	3.59%	6.2
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	650,000	—	36,404	1.15%	5.44%	1.6
Forward starting swap	100,000	5,085	—	1.15%	3.93%	6.8

Total derivatives used in SFAS 133 hedging relationships	$2,153,590	$8,194	$36,404	4.99%	4.16%	4.8

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(8) DERIVATIVES (continued)

Summary information regarding other derivative activities at September 30, 2004 and December 31, 2003 follows (in thousands):

	September 30,	December 31,
	2004	2003
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(892)	$(1,863)
Interest rate lock commitments	228	951

Total mortgage banking risk management	(664)	(912)
Swaps receive fixed	66,459	83,267
Swaps pay fixed	(46,282)	(61,192)

Net Customer related interest rate swaps	20,177	22,075
Foreign exchange	156	(50)

Total activity	$19,669	$21,113

The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the nine months ended, September 30, 2004:

Income Statement
	Balance Sheet Effect	Effect For The Nine
	at	Months Ended
Derivative Activity	September 30, 2004	September 30, 2004
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and other assets of $16.5 million, and $13.6 million, respectively and an increase to CDs of $2.9 million.	Resulted in a reduction of interest expense of $36.1 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Decrease to shareholders’ equity of $17.7 million and an increase to deferred taxes and other liabilities of $9.5 million and $27.2 million, respectively.	Resulted in an increase in interest expense of $25.9 million.

Forward commitments

To sell loans	Increase to other liabilities of $0.9 million.	Increase to mortgage banking revenues of $1.0 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.7 million

Customer Related Interest Rate Swaps	Increase to other assets of $75.8 million and increase of $55.6 million to other liabilities.	Decrease in capital markets revenue of $1.9 million.

Foreign exchange	Increase to other assets of $0.2 million	Increase to commercial banking revenues of $0.2 million

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(8) DERIVATIVES (continued)

The following financial statement line items were impacted by Sovereign’s derivative activity as of, December 31, 2003 and for the nine-months ended September 30, 2003:

Balance Sheet Effect
	at	Income Statement Effect For The Nine
Derivative Activity	December 31, 2003	Months Ended September 30, 2003
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings, CDs, and other assets of $2 million, $1.1 million and $3.1 million, respectively	Resulted in a reduction of interest expense of $18.5 million

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Decrease to shareholders’ equity of $23.7 million and an increase to deferred taxes and other liabilities of $12.7 million and $36.4 million, respectively	Resulted in an increase in interest expense of $53.9 million

Forward starting swap	Increase to other assets and shareholders’ equity of $5.1 million and $3.3 million, respectively, and a decrease to deferred taxes of $1.8 million	N/A

Forward commitments

To sell loans	Increase to other liabilities of $1.9 million	Increase to mortgage banking revenues of $2.7 million.

Interest rate lock commitments	Increase to mortgage loans of $1 million	Decrease to mortgage banking revenues of $2.7 million

Net Customer Related Swaps	Increase to other assets of $90.2 million and an increase to other liabilities of $68.1 million, for a net asset of $22.1 million	Increase in capital markets revenue of $5.3 million

Foreign exchange	Decrease to other assets of $0.05 million	Decrease to commercial banking revenues of $1.0 million

     Net interest income resulting from interest rate exchange agreements included $28.9 million and $76.5 million of income and $32.0 million and $80.4 million of expense for the three month and nine-month periods ended September 30, 2004, respectively, compared with $20.7 million and $57.0 million of income and $29.5 million and $93.7 million of expense for the corresponding periods in the prior year.

     Net gains (losses) generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled losses of $0.1 million and $1.9 million, respectively for the three and nine-months ended September 30, 2004 compared with losses of $14.1 million and $6.2 million, respectively for the three and nine-months ended September 30, 2003. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $1.3 million and $4.0 million, respectively for the three and nine-months ended September 30, 2004, compared with $2.3 million and $7.7 million, respectively for the three and nine-months ended September 30, 2003.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(9) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$82,542	$109,233	$316,123	$289,264
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(6,257)	23,712	4,057	19,586
Change in unrealized gains on investment securities available-for-sale, net of tax	102,194	(81,175)	(71,625)	(27,654)
Less reclassification adjustment, net of tax:
Derivative instruments	(3,079)	—	(9,169)	—
Investments available-for-sale	13,161	12,251	25,322	36,286

Comprehensive income	$168,397	$39,519	$232,402	$244,910

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $54.9 million and net accumulated losses on derivatives of $81.8 million at September 30, 2004 and net unrealized gains on securities of $42.1 million and net accumulated losses on derivatives of $95.0 million at December 31, 2003.

(10) CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2004	$75,225	$54,965	$20,260
2005	73,740	—	73,740
2006	65,346	—	65,346
2007	56,908	—	56,908
2008	41,812	—	41,812

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(11) BUSINESS SEGMENT INFORMATION

     The following tables present certain information regarding the Company’s segments:

	Consumer	Corporate
For the three-month period ended September 30, 2004	Bank	Bank	Other	Total
Net interest income	$288,584	$84,391	$(10,025)	$362,950
Provision for loan losses	10,540	9,934	4,526	25,000
Fees and other income (1)	72,563	24,010	11,704	108,277
General and administrative expenses	187,271	40,516	9,893	237,680
Depreciation/Amortization	13,849	699	26,897	41,445
Income (loss) before income taxes	163,549	54,900	(118,737)	99,712
Intersegment revenues (expense) (2)	114,941	(81,169)	(33,772)	—
Total Average Assets	$20,211,190	$14,076,651	$19,187,612	$53,475,453

	Consumer	Corporate
For the nine-month period ended September 30, 2004	Bank	Bank	Other	Total
Net interest income	$775,172	$227,344	$15,289	$1,017,805
Provision for loan losses	31,514	53,889	14,597	100,000
Fees and other income (1)	232,291	70,587	38,699	341,577
General and administrative expenses	543,101	117,535	24,774	685,410
Depreciation/Amortization	43,463	2,012	74,964	120,439
Income (loss) before income taxes	433,878	117,591	(144,266)	407,203
Intersegment revenues (expense) (2)	314,818	(211,365)	(103,453)	—
Total Average Assets	$17,720,816	$13,083,723	$18,325,852	$49,130,391

	Consumer	Corporate
For the three-month period ended September 30, 2003	Bank	Bank	Other	Total
Net interest income (expense)	$253,778	$75,762	$(42,248)	$287,292
Provision for loan losses	9,025	24,430	3,145	36,600
Fees and other income (1)	83,923	20,773	14,820	119,516
General and administrative expenses	171,395	33,957	5,468	210,820
Depreciation/Amortization	18,314	642	23,704	42,660
Income (loss) before income taxes	151,758	36,326	(37,351)	150,733
Intersegment revenues (expense) (2)	126,525	(54,391)	(72,134)	—
Total Average Assets	$14,643,294	$11,438,648	$15,084,515	$41,166,457

	Consumer	Corporate
For the nine-month period ended September 30, 2003	Bank	Bank	Other	Total
Net interest income	$715,332	$224,368	$(42,551)	$897,149
Provision for loan losses	29,812	68,273	23,872	121,957
Fees and other income (1)	227,583	66,513	40,268	334,364
General and administrative expenses	505,951	102,138	26,646	634,735
Depreciation/Amortization	49,145	1,619	70,322	121,086
Income (loss) before income taxes	399,290	114,913	(114,119)	400,084
Intersegment revenues (expense) (2)	363,059	(176,620)	(186,439)	—
Total Average Assets	$14,314,573	$11,102,699	$15,571,091	$40,988,363

(1)	Corporate banking fees in the accompanying Statements of Operations include fees on commercial deposits. For management reporting purposes as outlined in the above table, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(12) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in non-homogenous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (“accretable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all non-homogeneous loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004.

     On September 30, 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which indicated that such instruments be accounted for under the if-converted method for diluted earnings per share purposes prior to the stock price exceeding levels which allow the holder to convert. Effective in the fourth quarter of 2004, Sovereign will be required to adopt EITF 04-8 retroactively, and as a result, prior period earnings per share will be required to be restated since Sovereign issued contingently convertible debt instruments in February 2004. The following table presents the computation of diluted earnings per share for the periods indicated under the accounting requirements of EITF 04-8.

	Three-Month Period Ended	Nine-Month Period Ended
	September 30, 2004	September 30, 2004
Reported net income:	$82,542	$316,123
Addback: Contingently convertible trust preferred interest expense, net of tax	6,310	14,895

Adjusted net income for earnings per share purposes	$88,852	$331,018
Weighted average diluted shares as reported	341,700	320,251
Additional dilution from contingently convertible debt	26,082	20,771

Adjusted weighted average diluted shares	367,782	341,022
Adjusted diluted earnings per share	$0.24	$0.97

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

     The preliminary purchase price was allocated to the acquired assets and liabilities of First Essex based on fair value as of February 6, 2004. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$394.8
Loans:
Commercial	710.4
Consumer	435.6
Residential	52.2

Total loans	1,198.2
Less allowance for loan losses	(14.7)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(13) PURCHASE OF FIRST ESSEX BANCORP, INC. (“FIRST ESSEX”) (continued)

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

     In connection with the First Essex acquisition, Sovereign recorded charges against its earnings for the nine-month period ended September 30, 2004 for merger related expenses of $23.6 million pre-tax ($15.3 million net of tax).

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(14) PURCHASE OF SEACOAST FINANCIAL SERVICES CORPORATION (“SEACOAST”)

     On July 23, 2004, Sovereign completed the acquisition of Seacoast, a commercial bank holding company headquartered in New Bedford, Massachusetts, and the results of Seacoast’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 36.2 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, with a combined value of $821.7 million, and made cash payments of $256.2 million to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the closing date of the acquisition. The Seacoast acquisition added 67 banking offices throughout Southeastern Massachusetts.

     The preliminary purchase price was allocated to the acquired assets and liabilities of Seacoast based on fair value as of July 23, 2004. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$714.9
Loans:
Commercial	966.4
Consumer	1,015.2
Residential	2,120.4

Total loans	4,102.0
Less allowance for loan losses	(49.5)

Total loans, net	4,052.5
Cash paid, net of cash acquired	(32.2)
Premises and equipment, net	63.0
Other real estate owned	0.7
Prepaid expenses and other assets	25.4
Core deposit intangible	75.4
Goodwill	818.8

Total assets	$5,718.5

Liabilities
Deposits:
Core	$2,451.5
Time	1,202.9

Total deposits	3,654.4
Borrowings and other debt obligations	1,158.5
Other liabilities (1)	83.9

Total liabilities	$4,896.8

(1)	Includes liabilities of $49.2 million directly associated with the transaction which were recorded as part of the purchase price, of which $13.8 million represents contract termination costs and $12.4 million represents amounts to be paid to Seacoast senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(14) PURCHASE OF SEACOAST FINANCIAL SERVICES CORPORATION (“SEACOAST”) (continued)

     In connection with the Seacoast acquisition, Sovereign recorded charges against its earnings for the nine-month period ended September 30, 2004 for merger related expenses of $27.9 million pre-tax ($18.2 million net of tax).

     These merger-related expenses include the following:

Branch and office consolidations	$9,479
System conversions	6,528
Retail banking conversion costs and other	11,934

Total	$27,941

     The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the third and fourth quarters of 2004 as a result of the Seacoast acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2020.

     The status of reserves related to restructuring activities is summarized as follows:

	First Essex	Main Street	Seacoast
	acquisition	acquisition	Acquisition	Total
Reserve balance at December 31, 2003	$—	$5,566	$—	$5,566
Charge recorded in earnings	23,587	—	27,941	51,528
Amount provided in purchase accounting (Goodwill)	18,566	—	49,192	67,758
Payments	(19,963)	(2,551)	(18,067)	(40,581)

Reserve balance as of September 30, 2004	$22,190	$3,015	$59,066	$84,271

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(15) RETAINED INTERESTS IN ASSET SECURITIZATIONS

     As described more fully in our annual report filed on Form 10-K, Sovereign has sold certain securitized financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at September 30, 2004 and December 31, 2003, and the net credit losses for the nine-month period ended September 30, 2004 and the year ended December 31, 2003, are as follows (in thousands):

	September 30, 2004			December 31, 2003
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses/(Recoveries)	Principal	Past Due	Losses
Mortgage Loans	$50,396	$1,485	$(30)	$105,384	$1,615	$—
Home Equity Loans	270,537	33,353	8,089	370,465	46,740	8,546
Boat Loans (1) (2)	—	—	—	43,732	935	658
Recreational Vehicle Loans (2)	—	—	—	89,832	1,271	1,330
Automotive Floor Plan Loans	579,000	—	20	579,000	—	22

Total Securitized	$899,933	$34,838	$8,079	$1,188,413	$50,561	$10,556

Loans Held in Portfolios
Mortgage Loans	$7,958,974			$5,074,684
Home Equity Loans	8,988,139			6,457,682
Boat Loans (1)	—			1,832
Recreational Vehicle Loans	—			—
Automotive Floor Plan Loans	808,445			614,420

Total Held in Portfolio	17,755,558			12,148,618

Total	$18,655,491			$13,337,031

(1)	Boat loans are included in other consumer loans.

(2)	During the first quarter of 2004, Sovereign gave notice of its intent to exercise its “clean-up” call option to repurchase the remaining assets of two off-balance sheet securitization special purpose entities. Such option became available to Sovereign during the first quarter of 2004 and in accordance with SFAS No. 140, Sovereign consolidated the assets (loans of $120.5 million) and liabilities (bondholder certificate balances of $118.9 million) of these trusts at March 1, 2004. In April 2004, Sovereign repurchased the assets from these trusts. The trusts utilized these proceeds to pay off existing bondholders’ certificate balances, and the excess cash was remitted back to Sovereign. This transaction did not have a material impact to Sovereign’s results of operations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(15) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)

At September 30, 2004 and December 31, 2003, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home	Auto
	Mortgage	Equity	Floor
	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$1,501	$1,501
Subordinated interest retained	29,284	—	21,000	50,284
Servicing rights	1,795	1,395	—	3,190
Interest only strips	—	16,768	600	17,368
Cash reserve	—	—	8,027	8,027

Total Retained Interests and Servicing Rights	$31,079	$18,163	$31,128	$80,370

Weighted-average life (in yrs)	1.37	1.73	0.17
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of September 30, 2004	40%	28%	48%
Impact on fair value of 10% adverse change	$(97)	$(181)	$(80)
Impact on fair value of 20% adverse change	$(172)	$(358)	$(146)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of September 30, 2004	0.12%	1.65%	0.25%
Impact on fair value of 10% adverse change	$(58)	$(749)	$(25)
Impact on fair value of 20% adverse change	$(116)	$(1,460)	$(51)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	10%
As of September 30, 2004	9%	12%	6%
Impact on fair value of 10% adverse change	$(38)	$(412)	$(87)
Impact on fair value of 20% adverse change	$(76)	$(812)	$(174)

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

(16) PENDING ACQUISITION

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

Waypoint is a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $5.4 billion and deposits of $2.9 billion. Waypoint operates 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Sovereign expects to complete the Sovereign/Waypoint merger in the first quarter of 2005. Completion of the Sovereign/Waypoint merger is subject to a number of customary conditions, including, but not limited to, the approval of the Sovereign/Waypoint merger agreement by Waypoint shareholders and the receipt of required regulatory approvals of the Sovereign/Waypoint merger.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(17) SHARE REPURCHASE PROGRAMS

     On October 20, 2004, Sovereign’s Board of Directors authorized a stock repurchase program of up to 15.5 million outstanding shares. This buyback program is in addition to an existing authorization to repurchase up to 5 million shares. The two programs have no prescribed time period in which to fill the authorized repurchase amount.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EXECUTIVE SUMMARY

     Sovereign is a $55 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.

     We are one of the top 25 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included lower than average capital ratios when compared against our peers and higher cost holding company debt that has reduced our earnings. In addition, asset quality historically has not been as strong as we desire. Additionally, we do not possess desired market share in some of our geographic micro-markets. Management has implemented strategies to address these weaknesses. With respect to our capital position, we have strengthened our ratios significantly over the last two years through the generation of earnings. In 2003, we strategically accessed the financial markets to further strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 Bank capital), and increased tangible equity by $188 million in connection with warrants exercises. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”) which qualifies as regulatory capital. Selected asset quality statistics have recently improved; however, we continue to work toward our goal of higher asset quality. Recently Sovereign has reduced its higher cost holding company debt obligations. This past quarter Sovereign redeemed $500 million of Senior Notes which had a coupon of 10.50% ($400 million of these fixed rate notes had been swapped to convert the obligations to floating rate obligations and as a result the effective yield on the $500 million was approximately 8.18%). This obligation was the last remaining high cost debt issued by Sovereign in connection with the Fleet/Bank Boston branch acquisition. Sovereign redeemed this obligation with cash on hand and by issuing $300 million of new Senior Notes which bear interest at three-month Libor plus 33 basis points. This lower financing rate reflects the improved credit ratings our holding company has recently obtained. To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and we have executed a definitive agreement to acquire Waypoint Financial Corp. (“Waypoint”) which is expected to close in the first quarter of 2005. See additional discussion of these transactions in a later section of this MD&A and/or in the footnotes to the financial statements. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.

     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Mergers and acquisitions continued at an increased level in the fourth quarter of 2003 and in early 2004. Recent merger activity involving national, regional and community banks in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisitions of First Essex and Seacoast and announced a definitive agreement to acquire Waypoint. We believe these acquisitions will strengthen our franchise by further enabling Sovereign to capitalize on anticipated market disruption resulting from recent merger activity. The Waypoint acquisition presents conversion and systems integration risk. However, as a result of management’s extensive conversion and systems integration experience and the size of the acquisitions in relation to Sovereign, we believe the risk associated with these transactions is mitigated. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CURRENT INTEREST RATE ENVIRONMENT

     Net interest income represents approximately seventy to seventy five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in a sustained increasing rate cycle. The impact of a low and declining rate environment in recent years on Sovereign has been mitigated in part by our large core deposit base. We would expect to benefit from any substantial sustained increase in interest rates if they occur. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

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

RESULTS OF OPERATIONS

General

     Net income was $82.5 million, or $0.24 per diluted share, and $316.1 million, or $0.99 per diluted share, for the three-month and nine-month period ended September 30, 2004, respectively, as compared to $109.2 million, or $0.37 per diluted share and $289.3 million, or $1.01 per diluted share, for the three-month and nine-month period ended September 30, 2003, respectively.

     During the third quarter of 2004, Sovereign incurred debt extinguishment charges (net of hedge termination gains of $15.1 million) of $65.6 million ($42.6 million net of tax, or $0.13 per diluted share) to redeem $500 million of 10.50% Senior Notes. Although, $400 million of these fixed rate obligations had been converted to floating rate obligations via interest rate swaps, the overall effective yield on these obligations were 8.18% at the time of repayment. We felt it was prudent to redeem this financing transaction, even in light of the significant prepayment penalty we incurred, as it will improve net interest margin and net income in future quarters. We partially replaced this obligation with a new two year Senior Note floating rate obligation which bears interest at three-month Libor plus 33 basis points.

     Sovereign closed the Seacoast acquisition during the third quarter of 2004, incurring merger related charges of $27.9 million pretax ($18.2 million net of tax, or $0.05 per diluted share). See Note 14 for further details on the components of these merger related charges.

     During the first quarter of 2004, Sovereign completed the acquisition of First Essex. In connection with this acquisition, Sovereign recorded charges against net income for an additional loan loss provision of $6 million pretax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies and merger related expenses of $23.6 million pretax ($15.3 million net of tax). The impact of these charges reduced earnings per share by $0.06 per diluted share. In connection with the scheduled acquisition of Waypoint in the first quarter of 2005, Sovereign anticipates recording merger related charges of $0.04 to $0.06 per diluted share.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 AND 2003
(in thousands)

	2004			2003
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$14,645,912	$538,827	4.90%	$11,894,103	$478,552	5.36%
LOANS:
Commercial loans	12,171,171	433,788	4.69%	10,531,400	403,546	5.06%
Consumer loans	11,569,780	441,722	5.10%	8,970,627	390,332	5.82%
Residential loans	5,549,520	221,298	5.32%	4,451,050	200,034	5.99%

Total loans	29,290,471	1,096,808	4.97%	23,953,077	993,912	5.52%
Allowance for loan losses	(364,857)	—	—	(312,308)	—	—

NET LOANS	28,925,614	1,096,808	5.03%	23,640,769	993,912	5.59%

TOTAL EARNING ASSETS	43,571,526	1,635,635	4.99%	35,534,872	1,472,464	5.51%
Other assets	5,558,865	—	—	5,453,491	—	—

TOTAL ASSETS	$49,130,391	$1,635,635	4.43%	$40,988,363	$1,472,464	4.78%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$22,741,136	$111,393	0.65%	$20,217,404	$116,955	0.77%
Time deposits	6,390,430	99,921	2.09%	6,640,323	135,088	2.72%

TOTAL DEPOSITS	29,131,566	211,314	0.97%	26,857,727	252,043	1.25%

BORROWED FUNDS:
FHLB advances	8,701,974	245,027	3.72%	5,865,820	224,937	5.08%
Fed funds and repurchase agreements	2,833,640	31,153	1.46%	1,972,641	3,881	0.25%
Other borrowings	3,785,105	94,657	3.31%	2,086,034	76,438	4.86%

TOTAL BORROWED FUNDS	15,320,719	370,837	3.20%	9,924,495	305,256	4.07%

TOTAL FUNDING LIABILITIES	44,452,285	582,151	1.74%	36,782,222	557,299	2.01%
Other liabilities	681,635	—	—	1,268,257	—	—

TOTAL LIABILITIES	45,133,920	582,151	1.71%	38,050,479	557,299	1.95%
STOCKHOLDERS’ EQUITY	3,996,471	—	—	2,937,884	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,130,391	$582,151	1.57%	$40,988,363	$557,299	1.81%

NET INTEREST INCOME		$1,053,484			$915,165

NET INTEREST SPREAD (1)			2.85%			2.97%

NET INTEREST MARGIN (2)			3.22%			3.43%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three and nine-month periods ended September 30, 2004 was $363.0 million and $1.0 billion, compared to $287.3 million and $897.1 million for the same periods in 2003. The increase in net interest income for the three-month and nine-month periods ended September 30, 2004, compared to the corresponding period in the prior year, resulted principally from growth in earning assets which more than offset the decline in yield.

     Net interest margin was 3.17% and 3.22% for the three and nine-month periods ended September 30, 2004, respectively compared to 3.32% and 3.43% for the same periods in 2003. Net interest margin has contracted from the comparable 2003 levels due to continued declines in market interest rates, prepayment and sales of higher yielding fixed rate assets, the continued repricing of short duration consumer and commercial loans, and the impact of reclassifying our trust preferred securities into borrowings. Partially offsetting this decline was downward repricing of deposits, favorable term financing and the redemption of high coupon senior notes completed in March 2003 and May 2003 and September 2004. Also, the issuance of the Contingent Convertible Trust Preferred Equity Income Redeemable Securities (“PIERS”) had a negative effect on margin in 2004.

     Interest on investment securities and interest earning deposits was $172.8 million and $508.7 million for the three and nine-month periods ended September 30, 2004 compared to $138.2 million and $461.9 million for the same periods in 2003. The average balance of investment securities was $14.6 billion with an average tax equivalent yield of 4.90% for the nine-month period ended September 30, 2004 compared to an average balance of $11.9 billion with an average yield of 5.36% for the same period in 2003. The decline in yield is due to prepayments and sales of higher yielding investments which are being replaced by lower yielding securities due to the current interest rate environment.

     Interest on loans was $412.8 million and $1.1 billion for the three and nine-month periods ended September 30, 2004 compared to $325.1 million and $990.8 million for the same periods in 2003. The average balance of loans was $29.3 billion with an average yield of 4.97% for the nine-month period ended September 30, 2004 compared to an average balance of $24.0 billion with an average yield of 5.52% for the same period in 2003. Average balances of commercial and consumer loans in 2004 increased $1.6 billion and $2.6 billion, respectively, as compared to 2003 primarily due to loan originations, loan purchases and loans acquired from First Essex and Seacoast. Average residential loans increased $1.1 billion due to loan purchases, increased origination activity and loans acquired from the First Essex and Seacoast acquisitions.

     Interest on deposits and related customer accounts was $83.2 million and $211.3 million for the three and nine-month periods ended September 30, 2004 compared to $73.5 million and $252.0 million for the same periods in 2003. The average balance of deposits was $29.1 billion with an average cost of 0.97% for the nine-month period ended September 30, 2004 compared to an average balance of $26.9 billion with an average cost of 1.25% for the same period in 2003. The increase in the balance of deposits is due to the First Essex and Seacoast acquisitions, organic core deposit growth offset by time deposit runoff. The decrease in average cost year to year is due primarily to declining market interest rates, which resulted in a downward repricing of deposits.

     Interest on borrowed funds was $139.4 million and $370.8 million for the three and nine-month periods ended September 30, 2004 compared to $103.0 million and $305.3 million for the same periods in 2003. The average balance of borrowings was $15.3 billion with an average cost of 3.20% for the nine-month period ended September 30, 2004 compared to an average balance of $9.9 billion with an average cost of 4.07% for the same period in 2003. The decline in the cost of funds is primarily due to the repayment of high cost debt obligations in 2003, the issuance of favorable term funding in the fourth quarter of 2003, repricing of variable rate borrowings from the decline in market interest rates, favorable short-term funding alternatives that Sovereign has experienced on repurchase agreements. These favorable factors were partially offset by the reclassification of Trust Preferred Securities expense from other expense to net interest income during the third quarter of 2003, in accordance with Sovereign’s change in accounting policy and the issuance of PIERS in the first quarter of 2004. The interest costs on Sovereign’s Trust Preferred Securities obligations are higher than our other debt obligations.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience and on the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three and nine-month periods ended September 30, 2004 was $25.0 million and $100.0 million compared to $36.6 million and $122.0 million for the same periods in 2003. The provision for the nine months ended September 30, 2004 included a charge of $6 million to conform the acquired First Essex loan portfolio to Sovereign’s reserve policy. The provision for loan losses for the nine months ended September 30, 2004 includes a lower level of provision versus 2003 due to improvements in credit quality in the loan portfolio that have primarily resulted from improving economic conditions. Non-performing assets have declined to $168.8 million at September 30, 2004, compared to $220.5 million at December 31, 2003 and $257.7 million at September 30, 2003, even though loan balances have increased to $35.3 billion at September 30, 2004, compared to $26.1 billion at December 31, 2003 and $24.5 billion at September 30, 2003. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance and related reserves as deemed necessary.

     Sovereign’s net charge-offs for the nine-month period ended September 30, 2004 were $85.4 million and consisted of charge-offs of $116.2 million and recoveries of $30.8 million. This compared to net charge-offs of $98.0 million consisting of charge-offs of $122.5 million and recoveries of $24.5 million for the nine-month period ended September 30, 2003. Net charge-offs have declined as a percentage of average loans to .39% for the nine-month period ended September 30, 2004, compared to .55% for the corresponding period in the prior year, reflecting improving credit quality in our loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Nine-month Period Ended
	September 30,
	2004	2003
Allowance, beginning of period	$327,894	$298,750
Charge-offs:
Residential	1,372	3,148
Commercial	62,618	73,739
Consumer	52,179	45,621

Total Charge-offs	116,169	122,508

Recoveries:
Residential	773	437
Commercial	8,915	5,527
Consumer	21,094	18,521

Total Recoveries	30,782	24,485

Charge-offs, net of recoveries	85,387	98,023
Provision for loan losses	100,000	121,957
Acquired allowance for loan losses from business acquisitions	64,105	—

Allowance, end of period	$406,612	$322,684

Non-Interest Income

     Total non-interest income was $128.5 million and $380.5 million for the three-month and nine-month periods ended September 30, 2004 compared to $138.4 million and $390.2 million for the same periods in 2003. Excluding securities gains, total fees and other income for the three-month and nine-month periods ended September 30, 2004 were $108.3 million and $341.6 million as compared to $119.5 million and $334.3 million for the same periods in 2003.

     Consumer banking fees were $62.8 million and $174.8 million for the three-month and nine-month periods ended September 30, 2004 as compared to $53.5 million and $155.0 million for the same periods in 2003, representing an increase of 17% and 13%, respectively. The increase year over year was due principally to growth in deposit fees to $144.6 million for the nine-month period ended September 30, 2004 compared to deposit fees of $129.0 million for the corresponding period in the prior year. Average core deposit balances have grown $2.5 billion or 12% since September 30, 2003 due primarily to the First Essex and Seacoast acquisitions, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.

     Commercial banking fees were $31.8 million and $91.0 million for the three-month and nine-month periods ended September 30, 2004 as compared to $27.2 million and $79.2 million for the same periods in 2003. This increase of $4.6 million, or 17%, and $11.8 million, or 15%, for the three-month and nine-month periods ended September 30, 2004, over the corresponding 2003 periods were primarily due to higher loan fees resulting from growth in the commercial loan portfolio (primarily resulting from the First Essex and Seacoast acquisitions), increased levels of fees, and increased cash management fee income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2004	2003	2004	2003
Recoveries/(Impairments) to mortgage servicing rights	$(9,401)	$18,250	$(3,527)	$353
Mortgage servicing fees	4,877	3,154	14,365	11,406
Amortization of mortgage servicing rights	(3,534)	(8,914)	(14,513)	(23,047)
Net losses under SFAS 133	(112)	(14,112)	(1,909)	(6,186)
Sales of mortgage loans and mortgage backed securities	4,090	19,080	23,367	51,767

Total	$(4,080)	$17,458	$17,783	$34,293

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

     The decrease in mortgage banking revenues for the three-month and nine-month periods ended September 30, 2004 is attributable principally to a decrease in the fair value of mortgage servicing rights and lower sale activity due to decreased loan origination volumes due to the current rate environment. Sovereign recorded a $9.4 million impairment on its mortgage servicing rights for the three months ended September 30, 2004 primarily because of higher prepayment speed assumptions as compared to June 30, 2004. The significant recovery recorded in the third quarter of 2003 is a result of slower prepayment speed outlooks on our mortgage servicing portfolio as of September 30, 2003 compared to previous periods due to the current interest rate environment. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2004	June 30, 2004	September 30, 2003	June 30, 2003
CPR speed	17.30%	14.61%	18.62%	39.13%
Escrow credit spread	3.75%	4.25%	4.00%	3.75%

     At September 30, 2004, Sovereign serviced approximately $6.5 billion of mortgage loans for others and our net mortgage servicing asset was $74.0 million, compared to $6.1 billion of loans serviced for others and a net mortgage servicing asset of $72.5 million, at September 30, 2003. Our valuation allowance on our mortgage servicing asset at September 30, 2004 is $10.5 million.

     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity and available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking revenues in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.

     Capital markets revenues totaled $3.4 million and $13.4 million for the three-month and nine-month periods ended September 30, 2004, compared with $5.4 million and $22.2 million for the same periods in 2003. The decrease from the prior year is due to decreased trading activity related to the current interest rate environment.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The net gains on sales of investment securities were $20.2 million and $39.0 million for the three-month and nine-month periods ended September 30, 2004 compared to $18.8 million and $55.8 million for the same periods in 2003. The nine-month period ended September 30, 2004 included a charge of $0.9 million related to an other than temporary impairment charge related to one of our asset securitizations. The corresponding period in the prior year included charges of $7.4 million related to increased loss assumptions on our home equity, boat loan and recreational vehicle securitizations. These increased loss assumptions were based on a combination of recent historical loss experience and a forward looking projection of losses based on the credit quality attributes of the remaining securitized loans. Sovereign analyzes the credit scores of the remaining loans in the securitized portfolio and applies the expected loss curves for each relevant band to assist in the determination of the appropriate loss rate to utilize in our retained interest valuation. See Note 15 for additional information on Sovereign’s retained interests. Additionally, the nine-month period ended September 30, 2003 also included a charge of $1.1 million related to one of our investments in a publicly traded company. We had acquired these shares in the third quarter of 2002 at $17.89 per share. The investee went public in December 2002. At March 31, 2003, the trading price was $10.41. We determined, based on the future outlook on the investee’s stock price, that it was other than temporarily impaired at March 31, 2003 and therefore wrote down our book value to that amount.

General and Administrative Expenses

     General and administrative expenses for the three-month and nine-month periods ended September 30, 2004 were $237.7 million and $685.4 million, compared to $210.8 million and $634.7 million for the same periods in 2003. General and administrative expenses increased in 2004 primarily due to the First Essex and Seacoast acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members.

Other Expenses

     Other expenses were $129.1 million and $205.7 million for the three-month and nine-month periods ended September 30, 2004, compared to $27.5 million and $130.6 million for the same periods in 2003. The reasons for the variances are discussed below.

     During the second quarter of 2004, Sovereign made a $60 million investment in a synthetic fuel partnership (“the Synthetic Fuel Partnership”). Sovereign will amortize this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in investment value and our allocation of the partnerships earnings or losses are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. We anticipate receiving tax credits of $111.7 million through December 31, 2007. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships. As a result of the increasing significance of our equity method investment portfolio, Sovereign reclassified the income statement effects of these investments to other expenses. Prior period amounts have been reclassified to conform to the current period presentation.

     The expense associated with the junior subordinated debentures due to the capital trust entities in the first half of 2003 was classified in other expense. Management elected to change the Company’s accounting policy effective July 1, 2003, to treat these securities as liabilities and the associated dividends on the obligations as interest expense.

     Expense associated with amortization of core deposit intangibles increased by $1.6 million and decreased by $1.0 million during the three-month and nine-month periods ending September 30, 2004, compared to the corresponding periods in the prior year. This decline for the nine month period ended September 30, 2004, was due to reduced amortization related to core deposits that are being amortized on an accelerated method. The increase for the three-month period ended September 30, 2004 was related to the amortization associated with the Seacoast acquisition. Merger-related and integration charges of $27.9 million and $23.6 million related to the Seacoast and First Essex acquisitions were recorded in the three-month period ended September 30, 2004 and March 31, 2004. The nine-month period ended September 30, 2004 and 2003, includes a loss of $63.2 million and $29.8 million on the extinguishment of debt, respectively.

Income Tax Provision

     The income tax provision was $17.2 million and $91.1 million for the three-month and nine-month periods ended September 30, 2004, compared to $41.5 million and $110.8 million for the same periods in 2003. The effective tax rate for the three-month and nine-month periods ended September 30, 2004 was 17.2% and 22.4%, compared to 27.5% and 27.7% for the same periods in 2003. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance and tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The effective tax rate in 2004 is lower than the prior year rate due to the tax benefit associated with the Seacoast and First Essex merger related charges and the debt extinguishment charges previously mentioned. In addition, the 2004 effective tax rate includes the benefit from the increase in tax credits associated with investments in low income housing and the Synthetic Fuel Partnership and additional purchases of tax exempt municipal investments in the fourth quarter of 2003 which will benefit the full year of 2004. Partially offsetting these benefits is Sovereign’s expectation that pretax earnings for 2004 will be higher than 2003.

Line of Business Results

     The Company’s reportable segments include the Consumer Bank, the Corporate Bank and Other. The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credit. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small and middle market commercial and asset-based loans and provides cash management

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and capital markets services to customers in Sovereign’s market area. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and debt, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

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

     Consumer Bank net interest income increased $34.8 million and $59.8 million to $288.6 million and $775.2 million for the three-month and nine-month periods ended September 30, 2004 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth, as well as an increase in low-cost deposits. The average balance of Consumer Bank loans was $17.1 billion with a yield of 5.17% versus $13.4 billion at a yield of 5.88% during the nine-months ended September 30, 2004 and September 30, 2003, respectively. The average balance of deposits was $29.1 billion at a cost of .97% in the nine-months ended September 30, 2004 compared to $26.9 billion at an average cost of 1.25% in the same period a year ago. The increase in non-interest income of $4.7 million to $232.3 million for the nine-months ended September 30, 2004 was generated by deposit fees and to a lesser extent, loan fees, which grew in tandem with the increased level of deposits and loans. The provision for loan losses increased by $1.5 million and $1.7 million for the three-months ended and nine-months ended September 30, 2004 compared to corresponding periods in 2003. The increase in the provision is due to increased loan growth in the consumer loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $171.4 million and $506.0 million at September 30, 2003, to $187.3 million and $543.1 million for the three-months and nine-months ended September 30, 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast and the First Essex acquisitions.

     Corporate Bank net interest income increased $8.6 million and $3.0 million to $84.4 million and $227.3 million for the three-months and nine-months ended September 30, 2004 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to increased loan balances which more than offset declines in the yield on loans due to current market rates. The average balance of Corporate Bank loans was $12.2 billion with a yield of 4.69% in the nine-months ended September 30, 2004 versus $10.5 billion at a yield of 5.06% during the nine-months ended September 30, 2003. Non-interest income has increased by $3.2 million and $4.1 million to $24.0 million and $70.6 million related to an increase in loan fees offset by declines in capital markets revenues. The provision for loan losses decreased by $14.5 million for the quarter and $14.4 million for the nine-months compared to the corresponding period in the preceding year. The decline is due to lower commercial loan charge-offs related to improvements in the loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased by $6.6 million and $9.9 million for the three-months and nine-months ended September 30, 2004 to $40.5 million and $117.5 million. The increase was due in part to increased costs to support the Corporate Bank’s loan growth and business acquisitions that have occurred in 2004.

     The net loss before income taxes for Other increased $81.4 million and $30.1 million to $118.7 million and $144.3 million for the three-months and nine-months ended September 30, 2004 compared to the corresponding periods in the preceding year. Net interest income increased $32.2 million and $57.8 million to a net expense of $10.0 million and net interest income of $15.3 million for the three-months and nine-months ended September 30, 2004 compared to the corresponding periods in the preceding year due to increased average balances in the investment portfolio.

     The Other segment includes net gains on securities of $20.2 million and $39.0 million for the three-month and nine-month periods ending September 30, 2004, as compared to $18.8 million and $55.8 million recorded in 2003. The third quarter of 2004 includes the previously discussed merger charges of $27.9 million related to the Seacoast acquisition and debt extinguishment charges of $65.5 million. The nine-months ended September 30, 2004 and 2003 results also include a pre-tax loss of $23.6 million and $29.8 million, on merger charges associated with the First Essex acquisition and the extinguishment of debt, respectively.

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

FINANCIAL CONDITION

Loan Portfolio

     At September 30, 2004, commercial loans totaled $13.4 billion representing 38% of Sovereign’s loan portfolio, compared to $11.1 billion or 42% of the loan portfolio at December 31, 2003 and $10.8 billion or 44% of the loan portfolio at September 30, 2003. At September 30, 2004 and December 31, 2003, only 7% and 6%, respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2003 has primarily been driven by the Seacoast and the First Essex acquisitions. See Note 12 and 13 for the related loan balances Sovereign acquired from these two acquisitions.

     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $13.9 billion at September 30, 2004, representing 39% of Sovereign’s loan portfolio, compared to $10.0 billion, or 38%, of the loan portfolio at December 31, 2003 and $9.7 billion or 39% of the loan portfolio at September 30, 2003. The increase is primarily related to loan purchases and loans acquired from business combinations.

     Residential mortgage loans were $8.0 billion at September 30, 2004 and represent 23% of Sovereign’s loan portfolio as compared to $5.1 billion and 19% at December 31, 2003 and $4.1 billion or 17% of the loan portfolio at September 30, 2003. The increase during the periods shown is due to business acquisitions and reduced sale activity.

Non-Performing Assets

     At September 30, 2004 Sovereign’s non-performing assets decreased by $51.7 million to $168.8 million compared to $220.4 million at December 31, 2003. This decrease is due to improvements in the credit quality of our portfolio. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets were 0.48% at September 30, 2004 and 0.84% at December 31, 2003. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2004	2003
Non-accrual loans:
Commercial	$61,230	$83,976
Commercial real estate	27,831	45,053
Consumer	24,417	30,921
Residential	32,858	38,195

Total non-accrual loans	146,336	198,145
Restructured loans	1,205	1,235

Total non-performing loans	147,541	199,380
Other real estate owned	16,397	17,016
Other repossessed assets	4,824	4,051

Total non-performing assets	$168,762	$220,447

Past due 90 days or more as to interest or principal and accruing interest	$35,869	$36,925
Non-performing assets as a percentage of total assets	0.30%	0.51%
Non-performing loans as a percentage of total loans	0.42%	0.76%
Non-performing assets as a percentage of total loans and real estate owned	0.48%	0.84%
Allowance for loan losses as a percentage of total non-performing assets	240.9%	148.7%
Allowance for loan losses as a percentage of total non-performing loans	275.6%	164.5%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Loans ninety (90) days or more past due and still accruing interest fell by $1.1 million from December 31, 2003 to September 30, 2004. This decline was composed of decreases of $2.2 million in the residential portfolio, and $0.2 million in the commercial portfolio offset by an increase in consumer loan portfolio of $1.3 million.

     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $54.2 million and $46.8 million at September 30, 2004 and December 31, 2003, respectively. As a percentage of total loans, potential problem loans were ..15% and .18% at September 30, 2004 and December 31, 2003, respectively, reflecting the improving trend in the credit quality of our loan portfolio.

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	September 30, 2004		December 31, 2003
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$207,760	38%	$192,454	43%
Consumer loans	146,392	39	94,199	38
Residential real estate mortgage loans	27,668	23	15,544	19
Unallocated allowance	24,792	n/a	25,697	n/a

Total allowance for loan losses	$406,612	100%	$327,894	100%

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $192.5 million at December 31, 2003 to $207.8 million at September 30, 2004. This is a result of loan growth and allowances acquired from the Seacoast and First Essex acquisitions. Additionally, commercial non-accrual loans have declined by $40.0 million since year-end.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $94.2 million at December 31, 2003, to $146.4 million at September 30, 2004 due to increases in loan balances and allowance acquired from the Seacoast and First Essex acquisitions.

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $15.5 million at December 31, 2003 to $27.7 million at September 30, 2004, due to allowances acquired from the Seacoast and First Essex acquisitions and an increase in loan balances.

     Unallocated Allowance. The unallocated allowance for loan losses decreased slightly to $24.8 million at September 30, 2004 from $25.7 million at December 31, 2003. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.

Investment Securities

     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal HomeLoan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2004 was 3.92 years.

     Total investment securities available-for-sale were $10.1 billion at September 30, 2004 and December 31, 2003. Investment securities held-to-maturity were $4.0 billion at September 30, 2004 compared to $2.5 billion at December 31, 2003. During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments previously classified as available-for-sale to held-to-maturity. Management determined that based on the current and forecasted interest rate environment, Sovereign intends to hold these investments to maturity. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2004 were $33.1 billion, compared to $27.3 billion at December 31, 2003. Sovereign continues to emphasize strategies to grow core deposits and limit higher priced time deposits. Additionally, deposit balances of $4.9 billion were acquired from the Seacoast and First Essex acquisitions.

Borrowings and Other Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2004 and December 31, 2003 were $16.9 billion and $12.2 billion, respectively. Borrowings of $1.4 billion were acquired from the Seacoast and First Essex acquisitions. See Note 7 in the Notes to Consolidated Financial Statements for additional information.

Off Balance Sheet Arrangements

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $900 million of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2004. Sovereign’s retained interests and servicing assets in such QSPEs were $80.4 million at September 30, 2004 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2004, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 15 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.

     As described in our 2003 annual report filed under Form 10K, in connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable out of the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under the insurance policies. The aggregate principal balance of the certificates at September 30, 2004, and December 31, 2003, was $231.7 million and $243.1 million respectively. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that a prepayment of the certificates occurs as a result of a partial repayment on the secured notes due to the underlying mortgage property being determined by Sovereign Bank to be either obsolete or uneconomic a make-whole premium would be assessed. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.

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

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2004 and December 31, 2003, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2004 and December 31, 2003 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at September 30, 2004:
Regulatory capital	$3,556,596	$3,566,596	$3,503,421	$4,702,925
Minimum capital requirement (1)	1,067,386	2,134,773	1,646,092	3,292,184

Excess	$2,489,210	$1,431,823	$1,857,329	$1,410,741

Sovereign Bank capital ratio	6.66%	6.66%	8.51%	11.43%

Sovereign Bank at December 31, 2003:
Regulatory capital	$2,814,384	$2,814,411	$2,732,636	$3,852,507
Minimum capital requirement (1)	844,968	1,689,936	1,271,468	2,542,937

Excess	$1,969,416	$1,124,475	$1,461,168	$1,309,570

Sovereign Bank capital ratio	6.66%	6.66%	8.60%	12.12%

(1) Minimum capital requirement as defined by OTS Regulations.

     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at September 30, 2004 (1)	4.77%	4.51%	6.56%
Capital ratio at December 31, 2003 (1)	4.80%	4.66%	5.61%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

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

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2004, Sovereign had $6.1 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unemcumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has paid $130.0 million dividends to Sovereign Bancorp. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.

     Cash and cash equivalents increased $315.7 million from December 31, 2003. Net cash provided by operating activities was $590.9 million for 2004. Net cash used by investing activities for 2004 was $4.7 billion and consisted primarily of the purchase of investments of $5.3 billion, purchases of loans of $3.5 billion, and the net change in loans other than purchases and sales of $2.1 billion, offset by sales, repayments and maturities of investments of $4.9 billion and proceeds from loan sales of $1.7 billion. Net cash provided by financing activities for 2004 was $4.4 billion, which was primarily due to an increase in borrowings and proceeds from the issuance of the PIERS. Additionally, as previously discussed, Sovereign redeemed $500 million of Senior Notes with cash on hand and a new two year $300 million Senior Note issuance.

Contractual Obligations and Commercial Commitments

     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$11,716,254	$4,514,838	$2,395,477	$2,674,088	$2,131,851
Securities sold under repurchase agreements (1)	2,026,835	184,873	1,600,692	241,270	—
Fed Funds (1)	693,182	693,182	—	—	—
Other debt obligations (1)	3,422,199	112,904	458,530	919,119	1,931,646
Junior subordinated debentures due to Capital Trust entities (1)(2)	2,306,254	77,485	406,449	102,688	1,719,632
Certificates of deposit (1)	7,608,841	5,809,270	1,323,302	287,726	188,543
Investment partnership commitments (3)	44,926	38,799	4,729	957	441
Business acquisitions	280,214	280,214	—	—	—
Operating leases	691,270	206,462	125,006	85,815	273,987

Total contractual cash Obligations	$28,789,975	$11,918,027	$6,314,185	$4,311,663	$6,246,100

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

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

     Excluded from the above table are deposits of $25.7 billion that are due on demand by customers.

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of September 30, 2004 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the senior notes would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than 25 percent of Sovereign’s debt is in default, Sovereign’s senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$11,066,007	$5,874,936	$1,863,776	$714,874	$2,612,421
Standby letters of credit	1,782,642	613,755	493,612	633,965	41,310
Loans sold with recourse	8,658	—	—	—	8,658
Forward buy commitments	476,651	476,651	—	—	—

Total commercial commitments	$13,333,958	$6,965,342	$2,357,388	$1,348,839	$2,662,389

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.3 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2004 was $1.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.3 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2004. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes up to twelve different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. This scenario analysis helps management to better understand its short-term interest rate risk and is used to develop proactive strategies to ensure that Sovereign is not overly sensitive to the future direction of interest rates. At September 30, 2004 and December 31, 2003, the general level of interest rates represented a unique economic environment in which several of Sovereign’s declining interest rate simulation scenarios would not apply. At September 30, 2004, if interest rates dropped in parallel 100 basis points, Sovereign estimates that net interest income would fall 6.6%. Alternatively, if interest rates rose in parallel 200 basis points, estimated net interest income would increase 4.5%.

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of September 30, 2004, the one year cumulative gap was 4%, compared to 3% at December 31, 2003 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of September 30, 2004, the NPV as a percentage of the present value of assets was 12.33% as compared to 8.15% at December 31, 2003. Management reviews the sensitivity of NPV to changes in interest rates. As of September 30, 2004, a 200 basis point rise in interest rates would increase the NPV ratio by 0.34% as compared to a decrease of 1.25% at December 31, 2003 and a 100 basis point decline in interest rates would decrease the NPV ratio by 0.90% as compared to 0.79% at December 31, 2003.

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

     At September 30, 2004, Sovereign was party to interest rate swaps to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. Sovereign utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

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

Item 4. Controls and Procedures

     An evaluation was performed under the supervision and the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

     On July 23, 2004, Sovereign completed its acquisition of Seacoast. Seacoast was comprised of three institutions, Abington Savings Bank, Compass Bank and Nantucket Bank. A portion of the operating systems of Seacoast were converted into Sovereign’s operating systems as of the acquisition date. However, Compass Bank and Nantucket Bank core application systems were not integrated on July 23, 2004. Sovereign completed the integration for Compass Bank on October 15, 2004 and Nantucket Bank core application systems (which was a relatively small portion of Seacoast’s total assets) will be converted sometime in 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Items 1 is not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2004:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under to
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
7/1/04 through 7/30/04	None	None	Not Applicable	5,000,000
8/2/04 through 8/31/04	14,439	$20.69	Not Applicable	5,000,000
9/1/04 through 9/30/04	453	21.37	Not Applicable	5,000,000

(1) Sovereign has a stock repurchase program in effect that would allow the Company to repurchase 5 million shares of common stock. No purchases have been made to date under this repurchase program as of September 30, 2004. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated income tax liabilities. Sovereign repurchased 14,892 shares outside of publicly announced repurchase programs during the third quarter of 2004.

Item 3-5 are not applicable or the response are negative.

Item 6 – Exhibits and Reports on Form 8-K.

     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s S-8 SEC file #333-117621) filed July 23, 2004.

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s S-8 SEC file # 333-117621), filed July 23, 2004.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 20, 2004, the Company filed a current report on Form 8-K dated July 20, 2004, reporting information under Item 7 and 12.

On July 23, 2004, the Company filed a current report on Form 8-K dated July 23, 2004, reporting information under Item 7.

On July 30, 2004, the Company filed a current report on Form 8-K dated July 30, 2004, reporting information under Item 7 and 9.

On August 24, 2004, the Company filed a current report on Form 8-K dated August 24, 2004, reporting information under Item 7.01 and 9.01.

On August 27, 2004, the Company filed a current report on Form 8-K dated August 27, 2004, reporting information under Item 5.04 and 9.01.

On August 27, 2004, the Company filed a current report on Form 8-K dated August 27, 2004, reporting information under Item 9.01.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date November 9, 2004	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date November 9, 2004	/s/ James D. Hogan

James D. Hogan
Chief Financial Officer

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s S-8 SEC file #333-117621) filed July 23, 2004.

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s S-8 SEC file # 333-117621), filed July 23, 2004.

(31.1)	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.