Form 10-K
period 2004-12-31
SOVEREIGN BANCORP INC
filed 2005-03-16
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the fiscal year ended December 31, 2004, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the transition period from N/A to .

Commission File Number 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other Jurisdiction of Incorporation or Organization)	23-2453088 (I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102

(Address of Principal Executive Offices)	(Zip Code)

(215) 557-4630

Registrant’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange on Which Registered

Common stock, no par value	NYSE
8.75% Preferred Capital Securities	NYSE
(Sovereign Capital Trust III)
Seacoast Capital Trust I	Nasdaq

Securities registered pursuant to Section 12(g) of the Act:

(Sovereign Capital Trust IV) PIERS Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $6,682,571,414 at June 30, 2004. As of March 1, 2005, the Registrant had 374,239,361 shares of Common Stock outstanding.

Documents incorporated by reference

Responses to Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K are incorporated herein by reference from the Registrant’s definitive Proxy Statement to be used in connection with its 2005 Annual Meeting of Shareholders.

Form 10-K Cross Reference Index

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2004 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

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

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	anticipated acquisitions may not close on the expected closing date or may not close at all;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals, may not be satisfied;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Sovereign’s internal control structure. The Company’s inability to address these risks could negatively affect the Company’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.

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

PART I

Item 1 — Business

General

Sovereign Bancorp, Inc. (“Sovereign” or “the Company”), is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), which after taking into account our recently completed acquisition of Waypoint Financial Corp. on January 21, 2005, is a $59 billion financial institution with more than 650 community banking offices, over 1,000 ATMs and about 10,000 team members with principal markets in the Northeast United States. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans in the communities served by those offices. Sovereign also purchases portfolios of residential mortgage loans and other consumer loans originated throughout the United States.

Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 27 financial institutions, branch networks and/or related businesses since 1990. Seventeen of these acquisitions, with assets totaling approximately $36 billion, have been completed since 1995.

Sovereign is a Pennsylvania business corporation and its principal executive offices are located at 1500 Market Street, Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.

Sovereign Bank is a federally chartered savings bank and operates in a heavily regulated environment. Changes in laws and regulations affecting Sovereign and its subsidiaries may have a significant impact on its operations. See “Business — Supervision and Regulation.”

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

During 2000, Sovereign substantially completed this transformation by acquiring $12.3 billion of deposits, $8.0 billion of loans (exclusive of $1.1 billion of non-relationship mortgage loans sold immediately after the acquisition), and 281 community banking offices located in Massachusetts, Rhode Island, Connecticut and New Hampshire from FleetBoston Financial Corporation (the “FleetBoston Acquisition”). As a result of the FleetBoston Acquisition, Sovereign doubled its deposit base, changed the mix of loans and deposits to be more characteristic of a commercial bank, and increased the breadth and depth of senior and middle management. Since that time, Sovereign has completed four additional acquisitions of community banks. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions for further discussion.

Subsidiaries

Sovereign had two direct consolidated wholly-owned subsidiaries at December 31, 2004: Sovereign Bank, is the only material subsidiary.

Employees

At December 31, 2004, Sovereign had 8,144 full-time and 1,186 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.

Competition

Sovereign is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving commercial and consumer competition for loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for origination of loans normally comes from other thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Company.

Supervision and Regulation

     General. Sovereign is a “savings and loan holding company” registered with the Office of Thrift Supervision (“OTS”) under the Home Owners’ Loan Act (“HOLA”) and, as such, Sovereign is subject to OTS oversight and reporting with respect to certain matters. Sovereign Bank is chartered as a federal savings bank, and is highly regulated by the OTS as to all its activities, and subject to extensive OTS examination, supervision, and reporting.

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

     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring Sovereign common stock may, alone or together with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present. As of December 31, 2004, no individual corporation or other entity owned more than 10% of Sovereign’s capital stock.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2004, Sovereign Bank met the criteria to be classified as “well-capitalized.”

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

The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. Sovereign Bank is in the category of institutions who pay zero in FDIC premiums. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current annual rate for all insured institutions is $0.144 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.

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

     Recent Legislation. The Fair and Accurate Credit Transactions Act (“FACTA”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACTA address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights. The Check 21 Act was also enacted in late 2003. This Act affects the way checks are processed in the banking system, allowing payments to be processed electronically rather than as traditional paper checks.

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

Item 2 — Properties

Sovereign Bank utilizes 761 buildings that occupy a total of 5.8 million square feet, including 216 owned properties with 1.8 million square feet and 545 leased properties with 4.1 million square feet. Seven major buildings contain 1.3 million square feet, which serve as the headquarters or house significant operational and administrative functions:

Columbia Park Operations Center — Dorchester, Massachusetts

East Providence Call Center and Operations and Loan Processing Center — East Providence, Rhode Island

75 State Street Regional Headquarters for Sovereign Bank of New England — Boston, Massachusetts

525 Lancaster Avenue Operations Center — Reading, Pennsylvania

1130 Berkshire Boulevard Bank Headquarters and Administrative Offices — Wyomissing, Pennsylvania

1125 Berkshire Boulevard Operations Center — Wyomissing, Pennsylvania

601 Penn Street Loan Processing Center — Reading, Pennsylvania

The majority of the properties of Sovereign outlined above are utilized by the retail banking operations in the consumer bank segment and for general corporate purposes in the other segment.

Item 3 — Legal Proceedings

     Sovereign is not involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business. Sovereign does not expect that any sums it may have to pay in connection with these matters would have a materially adverse effect on its financial position.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 4A — Executive Officers of the Registrant

Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of February 28, 2005, is set forth below:

Jay S. Sidhu – Age 53. Mr. Sidhu became Chairman of Sovereign and Sovereign Bank in April 2002. He has been a director of Sovereign since September 1988 and a director of Sovereign Bank since 1987. In addition, Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank in March 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.

Lawrence M. Thompson, Jr. – Age 52. Mr. Thompson serves as Vice Chairman and Chief Administrative Officer of Sovereign. Mr. Thompson was appointed Vice Chairman in September 2002. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank’s Consumer Banking Division in November 2000. Mr. Thompson was hired as Sovereign Bank’s General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank’s Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer — Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.

John P. Hamill – Age 64. Mr. Hamill was named Chairman and Chief Executive Officer of the Sovereign Bank New England Division of Sovereign Bank (“SBNE”) in January 2000. Mr. Hamill relinquished his role as Chief Executive Officer of SBNE effective January 1, 2005, and continues to serve as the Non-Executive Chairman of SBNE. Prior to joining Sovereign, Mr. Hamill served as President of Fleet National Bank – Massachusetts for eight years and President of Shawmut Corporation.

Joseph P. Campanelli – Age 48. Mr. Campanelli was appointed Vice Chairman of Sovereign in September 2002. Mr. Campanelli was named President and Chief Executive Officer of SBNE effective January 1, 2005. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.

James D. Hogan – Age 60. Mr. Hogan joined Sovereign as Chief Financial Officer in April 2001 and has served as Chief Financial Officer and Executive Vice President since April 2002. Prior to that Mr. Hogan served as Executive Vice President and Controller at Firstar Corporation, formerly Star Bancorp, from May 1993 until April 2001, and as Controller of Star Bank from 1987 until 1993. Mr. Hogan will retire effective May 13, 2005, at which time Mark R. McCollom will become Chief Financial Officer.

James Lynch – Age 55. Mr. Lynch joined Sovereign as Chairman and CEO of Sovereign Bank Mid-Atlantic Division in September 2002. Prior to Sovereign, in 1996, Mr. Lynch was President and CEO of Prime Bancorp, Inc. and Prime Bank. He also became Chairman of Prime Bancorp, Inc. in 1997 until it merged with Summit Bancorp, Inc. in 1999. At Summit, Mr. Lynch served as Senior Executive Vice President of Summit Bancorp and the Chairman and CEO of Summit Bank - Pennsylvania until it merged with FleetBoston Financial in March 2001, where he acted as the President and CEO of Fleet Bank — Pennsylvania until joining Sovereign.

PART II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” Sovereign’s common stock was listed and commenced trading on the NYSE on July 10, 2001. Previously, Sovereign’s common stock was traded in the over-the-counter market and was quoted on the Nasdaq National Market under the symbol “SVRN.” At March 1, 2005, the total number of record holders of Sovereign’s common stock was 23,799.

Market and dividend information for Sovereign’s common stock appear in Item 7 of this Form 10-K.

For certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation — Regulatory Capital Requirements” and Note 15 at Item 8, “Financial Statements and Supplementary Data.”

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended December 31, 2004:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
10/1/04 through 10/29/04	340	$21.48	Not Applicable	20,500,000
11/1/04 through 11/30/04	187	$21.85	Not Applicable	20,500,000
12/1/04 through 12/31/04	1,549	$22.25	Not Applicable	20,500,000

(1)	Sovereign has two stock repurchase programs in effect that would allow the Company to repurchase 20.5 million shares of common stock. No purchases have been made to date under these repurchase programs as of December 31, 2004. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated income tax liabilities. Sovereign repurchased 2,076 shares outside of publicly announced repurchase programs during the fourth quarter of 2004.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002	2001	2000
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$54,471,313	$43,505,329	$39,590,302	$35,525,268	$33,475,314
Loans, net of allowance	36,222,363	25,820,765	22,894,684	20,185,347	21,673,406
Investment securities	11,546,877	12,618,971	11,366,077	10,465,116	7,293,852
Deposits and other customer accounts	32,555,518	27,344,008	26,851,089	23,348,004	24,516,434
Borrowings and other debt obligations	16,140,128	12,197,603	8,829,289	8,939,770	6,240,308
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign and minority interest-preferred securities of subsidiaries(1)	203,906	202,136	596,957	604,528	458,215
Stockholders’ equity	$4,988,372	$3,260,406	$2,764,318	$2,202,481	$1,948,884
Summary Statement of Operations
Total interest income	$2,224,144	$1,929,751	$2,059,540	$2,222,475	$2,269,735
Total interest expense(1)	819,327	724,123	899,924	1,168,193	1,414,924

Net interest income	1,404,817	1,205,628	1,159,616	1,054,282	854,811
Provision for loan losses	127,000	161,957	146,500	97,100	56,500

Net interest income after provision for loan losses	1,277,817	1,043,671	1,013,116	957,182	798,311
Total non-interest income	482,298	521,576	430,185	414,403	103,340
General and administrative expenses	942,661	852,364	813,784	777,285	726,090
Other expenses(1)	236,232	157,984	162,962	454,430	265,793

Income/(loss) before income taxes	581,222	554,899	466,555	139,870	(90,232)
Income tax provision (benefit)	127,670	153,048	124,570	23,049	(59,990)

Net Income/(loss)(2) (3)	$453,552	$401,851	$341,985	$116,821	$(30,242)

Share Data
Common shares outstanding at end of period (in thousands)	345,839	293,111	261,624	247,470	226,501
Basic earnings/(loss) per share(2) (3)	$1.41	$1.45	$1.32	$.48	$(.13)
Diluted earnings/(loss) per share(2) (3)	$1.36	$1.38	$1.23	$.45	$(.13)
Common share price at end of period	$22.55	$23.75	$14.05	$12.24	$8.13
Dividends declared per common share	$.115	$.10	$.10	$.10	$.10
Selected Financial Ratios Book value per common share(4)	$14.41	$11.12	$10.57	$8.90	$8.60
Dividend payout ratio(5)	8.21%	6.99%	7.62%	21.10%	— (9)
Return on average assets(6)	.90%	.97%	.91%	.34%	— (9)
Return on average equity(7)	10.74%	13.41%	13.50%	5.51%	— (9)
Average equity to average assets(8)	8.36%	7.24%	6.71%	6.15%	5.83%

(1)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was included in Other Expenses since the obligations were classified on the consolidated balance sheet as Company — Obligated Mandatorily Redeemable Preferred Securities. Periods prior to July 1, 2003 have not been reclassified to conform to the new presentation (see Note 12 to the Consolidated Financial Statements for further discussion).

(2)	Net income includes after-tax merger-related charges, debt extinguishment charges and other charges of $98 million ($.28 per diluted share) in 2004, $19 million ($0.07 per diluted share) in 2003, $14 million ($0.05 per diluted share) in 2002, $170 million ($0.66 per diluted share) in 2001 and $270 million ($1.20 per diluted share) in 2000.

(3)	Effective January 1, 2002, Sovereign adopted the fair value expense provisions of Statements of Financial Accounting Standards (SFAS) Nos. 123, “Accounting for Stock Based Compensation,” and 142, “Goodwill and Other Intangible Assets.” See Notes to the Consolidated Financial Statements for further discussion regarding the impact to 2002 reported results of the change in accounting related to these pronouncements.

(4)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of period.

(5)	Dividend payout ratio is calculated by dividing total dividends paid by net income for the period.

(6)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(7)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(8)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

(9)	These ratios are not applicable due to the net loss recognized for the year ended December 31, 2000.

Management’s Discussion and Analysis

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

EXECUTIVE SUMMARY

Sovereign, which after taking into account our recently completed acquisition of Waypoint Financial Corp. on January 21, 2005, is a $59 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including, deposit and loan services, sales of residential loans and investment securities, capital markets products and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our franchise.

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

Management has implemented strategies to address these weaknesses. With respect to our capital position, we have strengthened our ratios significantly over the last three years through the generation of earnings. In 2003, we strategically accessed the financial markets to further strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 Bank capital), and increased tangible equity by $188 million in connection with warrants exercises. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”), which qualifies as regulatory capital. Recently Sovereign has reduced its higher cost holding company debt obligations. During the third quarter of 2004, Sovereign redeemed $500 million of Senior Notes, which had a coupon of 10.50% ($400 million of these fixed rate notes had been swapped to convert the obligations to floating rate obligations and as a result the effective yield on the $500 million was approximately 8.18%). This obligation was the last remaining high cost debt issued by Sovereign in connection with the Fleet/Bank Boston branch acquisition. Sovereign redeemed this obligation with cash on hand and by issuing $300 million of new Senior Notes, which bear interest at three-month Libor plus 33 basis points. This lower financing rate reflects the improved credit ratings our holding company has recently obtained. To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”) and Seacoast Financial Services Corporation (“Seacoast”). We recently completed the acquisition of Waypoint Financial Corp. (“Waypoint”) on January 21, 2005. See additional discussion of these transactions in a later section of this MD&A. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition market for banking institutions.

Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

We experienced a successful year in 2004 as the Company generated net income of $453.6 million compared with $401.9 million in 2003. Although our net interest margin was under continued pressure in 2004 as a result of the asset sensitive position of our balance sheet and the low interest rate environment, we experienced an increase in net interest income. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. Fee income reached record levels in 2004 as a result of the growth of our franchise, as well as expanded product offerings. Our provision for loan losses decreased due primarily to the improvements in the credit quality of our loan portfolio. Our operating expense levels remained within management’s target levels in 2004. We experienced an improvement in our efficiency ratio from 51.31% in 2003 to 50.33% in 2004. See “Results of Operations for December 31, 2004 and 2003” in this MD&A for more details as to the factors, which affect year-over-year performance.

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Merger activity involving national, regional and community banks in the northeastern United States in the fourth quarter of 2003 and early 2004, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign completed the acquisition of First Essex and Seacoast in 2004 and recently completed the acquisition of Waypoint. We believe these acquisitions have strengthened our franchise by further enabling Sovereign to capitalize on market opportunities resulting from merger activity. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents approximately seventy to seventy-five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has an asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in a sustained increasing rate cycle. The impact of a low and declining rate environment in recent years on Sovereign has been mitigated in part by our large core deposit base. In 2004, the interest rate yield curve flattened and this applied pressure to our yields on our interest earning assets. We would expect to benefit from any substantial sustained increase in interest rates if they occur. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

CREDIT RISK ENVIRONMENT

The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced positive trends in certain key credit quality performance indicators over the past several quarters. In addition to our credit risk mitigation programs, the improvement is due, in part, to the economic conditions in our geographic footprint. We believe the credit risk with respect to our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	YEAR ENDED DECEMBER 31,
	2004	2003
(Dollars in thousands, except per share data)
Net interest income	$1,404,817	$1,205,628
Provision for loan losses	127,000	161,957
Total non-interest income	482,298	521,576
General and administrative expenses	942,661	852,364
Other expenses	236,232	157,984
Net income	$453,552	$401,851
Basic earnings per share	$1.41	$1.45
Diluted earnings per share	$1.36	$1.38

The major factors affecting comparison of earnings and diluted earnings per share between 2004 and 2003 were:

•	The decrease in net interest margin from 3.42% in 2003 to 3.24% in 2004 due primarily to the flattening yield curve experienced in 2004 since replacement yields on new asset production are lower than yields on maturing assets. The growth in net interest income was driven by the increase in the balance of earning assets, which were primarily related to business acquisitions.

•	The adoption of EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This EITF was announced in draft form in the second quarter of 2004 and became effective in the fourth quarter of 2004. It requires the potential dilution from contingently convertible debt be included in the calculation of diluted earnings per share upon the issuance of the debt and the after-tax impact of the interest expense on this debt be added back to net income for diluted earnings per share purposes. Sovereign issued redeemable securities in the first quarter of 2004. Prior period earnings per share were restated to the date of the issuance of this debt.

•	The after-tax debt extinguishment charges of $42.6 million and $18.8 million in 2004 and 2003, respectively. These items reduced diluted earnings per share by $0.12 and $0.07, respectively, for the years ended December 31, 2004 and 2003. We felt it was prudent to redeem these financing transactions, even in light of the significant charges we incurred, since they improved net interest margin and net income in subsequent periods.

•	The after-tax other-than-temporary impairment charge of $20.9 million ($0.06 per diluted share) on FNMA and FHLMC Preferred Stock. This was one of the primary reasons net gains on securities was lower in 2004 compared with 2003.

•	The after-tax merger-related charges and incremental loan loss provisions of $34 million ($0.10 per diluted share) incurred in 2004 related to the First Essex and Seacoast acquisitions.

•	The decrease in provision for loan losses in 2004 of $35.0 million.

•	The continued growth in fee income in consumer and commercial banking due to loan and deposit growth.

•	The decreases in mortgage banking and capital markets revenues in 2004 of $34.6 million due primarily to the interest rate environment experienced in 2004 compared to the rate environment in 2003.

•	Increases in general and administrative expenses to supporting the growth in Sovereign’s franchise and continued investment in human resources and systems and increases related to business acquisitions.

     Net Interest Income. Net interest income for 2004 was $1.40 billion compared to $1.21 billion for 2003, or an increase of 17%. The increase in net interest income in 2004 was due to an increase in interest-earning assets, which were primarily related to business acquisitions. The increase in our assets was funded principally by the increase in low cost core deposits, repurchase agreements and other borrowings. Net interest margin (net interest income divided by average interest-earning assets) was 3.24% for 2004 compared to 3.42% for 2003. The decline in margin was driven by the flattening yield curve experienced in 2004 which has resulted in reinvestment yields being lower than the yields on maturing assets, and to a lesser extent the reclassification of trust preferred securities expense to net interest margin. This margin compression was partially offset by lower funding costs from downward re-pricing of deposits and a reduced cost of borrowings.

Interest on investment securities was $654 million for 2004 compared to $612 million for 2003. The increase in interest income was due to an increase in the average balance of investment securities from $12.0 billion in 2003 to $14.1 billion in 2004, partially offset by lower yields due to declining market interest rates.

Interest on loans was $1.57 billion and $1.32 billion for 2004 and 2003, respectively. The average balance of loans was $30.6 billion with an average yield of 5.15% for 2004 compared to an average balance of $24.0 billion with an average yield of 5.50% for 2003. The decline in average yields year to year is due to the decrease of market rates experienced during 2004 and 2003. In addition, the decrease in market interest rates also resulted in higher prepayment experience on fixed rate loans with proceeds being reinvested by Sovereign in lower yielding assets. The overall growth in loans from $26.1 billion at December 31, 2003 to $36.6 billion at December 31, 2004 resulted from business acquisitions and from origination activity and purchases of bulk and correspondent loans, principally in the consumer and mortgage loan portfolios. At December 31, 2004, approximately 18.2% of our loan portfolio reprices monthly or more frequently.

Interest on total deposits was $303 million for 2004 compared to $321 million for 2003. The average balance of deposits was $30.0 billion with an average cost of 1.01% for 2004 compared to an average balance of $27.0 billion with an average cost of 1.19% for 2003. The increase in the average balance was due primarily to business acquisitions and Sovereign’s ability to control the costs of deposits as rates started to increase in mid-year. The decrease in average cost of deposits in 2004 is the result of Sovereign’s ability to reduce deposit rates in the declining interest rate environment.

Interest on borrowings and other debt obligations was $516 million for 2004 compared to $403 million for 2003. The average balance of total borrowings and other debt obligations was $15.6 billion with an average cost of 3.31% for 2004 compared to an average balance of $10.3 billion with an average cost of 3.92% for 2003. The reduction in the cost of funds on borrowings and other debt obligations resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances. In addition, Sovereign retired certain high cost term funding in 2004. See Note 12 in the Notes to the Consolidated Financial Statements for additional discussion.

Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):

Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2004	2003	2002
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Interest-earning deposits	$135,338	$2,153	1.59%	$135,827	$2,141	1.58%	$202,482	$4,620	2.28%
Investment securities(1)
Available for sale	10,797,387	529,873	4.91	11,402,826	608,661	5.34	10,079,134	630,097	6.25
Held to maturity	3,309,530	167,455	5.06	487,260	27,190	5.58	748,842	47,043	6.28
Loans:
Commercial	12,530,293	613,541	4.90	10,619,491	530,968	5.00	9,482,973	559,152	5.90
Consumer	12,185,904	630,029	5.17	9,182,145	521,679	5.68	7,745,575	520,216	6.71
Residential mortgages	6,215,557	328,625	5.29	4,520,506	266,808	5.90	4,729,353	318,760	6.74
Allowance for loan losses	(375,581)	—	—	(315,075)	—	—	(287,141)	—	—

Net loans(1)(2)	30,556,173	1,572,195	5.15	24,007,067	1,319,455	5.50	21,670,760	1,398,128	6.45

Total interest-earning assets	44,798,428	2,271,676	5.07	36,032,980	1,957,447	5.43	32,701,218	2,079,888	6.36
Non-interest-earning assets	5,744,518	—	—	5,370,184	—	—	5,060,035	—	—

Total assets	$50,542,946	$2,271,676	4.49%	$41,403,164	$1,957,447	4.73%	$37,761,253	$2,079,888	5.51%

Interest-bearing liabilities:
Deposits:
Demand deposit and NOW accounts	$12,278,033	$63,965	0.52%	$11,063,271	$57,552	0.52%	$9,311,827	$68,039	0.73%
Savings accounts	3,498,539	19,417	0.56	3,109,844	22,403	0.72	2,990,231	38,413	1.28
Money market accounts	7,633,932	81,992	1.07	6,286,992	68,458	1.09	5,695,158	99,161	1.74
Certificates of deposits	6,599,223	137,671	2.09	6,513,741	172,276	2.64	7,363,772	252,674	3.43

Total deposits	30,009,727	303,045	1.01	26,973,848	320,689	1.19	25,360,988	458,287	1.81

Total borrowings and other debt obligations(3)	15,591,901	516,282	3.31	10,291,088	403,434	3.92	8,645,481	441,637	5.11

Total interest-bearing liabilities	45,601,628	819,327	1.80	37,264,936	724,123	1.94	34,006,469	899,924	2.65
Non-interest-bearing liabilities	718,195	—	—	1,142,485	—	—	1,222,385	—	—
Total liabilities	46,319,823	819,327	1.77	38,407,421	724,123	1.89	35,228,854	899,924	2.55
Stockholders’ equity	4,223,123	—	—	2,995,743	—	—	2,532,399	—	—

Total liabilities and stockholders’ equity	$50,542,946	$819,327	1.62%	$41,403,164	$724,123	1.75%	$37,761,253	$899,924	2.38%

Net interest spread(4)	2.87%	2.98%	3.12%

Taxable equivalent interest income/net interest margin	1,452,349	3.24%	1,233,324	3.42%	1,179,964	3.61%

Tax equivalent basis adjustment	(47,531)	(27,696)	(20,348)

Net interest income	$1,404,818	$1,205,628	$1,159,616

Ratio of interest-earning assets to interest-bearing liabilities	.98	x	.97	x	.96	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2004, 2003, and 2002 were $1.5 billion, $850 million and $529 million, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2004, 2003 and 2002 were $40.6 million, $24.0 million and $15.4 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2004, 2003 and 2002, were $6.9 million, $3.7 million and $4.9 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of net fees of $61.3 million, $25.6 million and $29.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was recorded in other expenses since the obligation was classified on the consolidated balance sheet as Company – Obligated Mandatorily Redeemable Preferred Securities. See Note 12 to the Consolidated Financial Statements for further discussion. Periods prior to July 1, 2003, have not been reclassified to conform with the new presentation.

(4)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2004 VS. 2003			2003 VS. 2002
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$(8)	$21	$13	$(1,279)	$(1,200)	$(2,479)
Investment securities available for sale	(31,282)	(47,506)	(78,788)	77,027	(98,463)	(21,436)
Investment securities held to maturity	143,034	(2,769)	140,265	(15,042)	(4,811)	(19,853)
Net loans (1)	341,326	(88,586)	252,740	141,326	(219,999)	(78,673)

Total interest-earning assets			314,230			(122,441)

Interest-bearing liabilities:
Deposits	33,768	(51,410)	(17,642)	27,582	(165,180)	(137,598)
Borrowings	183,001	(70,154)	112,847	75,264	(113,467)	(38,203)

Total interest-bearing liabilities			95,205			(175,801)

Net change in net interest income	$236,301	$(17,276)	$219,025	$99,186	$(45,826)	$53,360

(1)	Includes non-accrual loans and loans held for sale.

     Provision for Loan Losses. The provision for loan losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2004 was $127.0 million compared to $162.0 million for 2003. Included in 2004 results was a $6 million provision recorded in connection with the acquisition of First Essex to conform to Sovereign’s reserving methodology. The lower provision was driven by improving credit quality statistics in our loan portfolio, such as a 28% decline in non-performing loans, a decline in criticized loans, and a decline in performing classified loans compared to 2003. Additionally, net loan charge-offs have declined to $110.3 million or 17% compared to the prior year. The overall allowance as a percentage of loans outstanding has declined from 1.25% in 2003 to 1.12% in 2004. This is reflective of improvement in credit quality of the loan portfolios, reductions in classified and past due loans, as well as, loan growth that slightly favored consumer and residential loans portfolios where reserve requirements are generally lower than in commercial loan portfolios. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.

Sovereign’s net charge-offs for 2004 were $110.3 million and consisted of charge-offs of $153.2 million and recoveries of $42.9 million. This compares to 2003 net charge-offs of $132.8 million consisting of charge-offs of $165.4 million and recoveries of $32.6 million. The decrease in charge-offs was driven by the performance of our commercial loan portfolios where net charge-offs decreased from $94.1 million in 2003 to $64.7 million in 2004.

The ratio of net loan charge-offs to average loans, including loans held for sale, was .36% for 2004, compared to .55% for 2003. Commercial loan net charge-offs as a percentage of average commercial loans were .52% for 2004, compared to .89% for 2003. Consumer loan net charge-offs as a percentage of average consumer loans were .37% for 2004, compared to .39% for 2003. Residential real estate mortgage loan net charge-offs as a percentage of average residential mortgage loans, including loans held for sale, were .02% for 2004 and .06% for 2003.

Table 3 presents the activity in the allowance for loan losses for the years indicated (in thousands):

Table 3: Reconciliation of the Allowance for Loan Losses

	2004	2003	2002	2001	2000
Balance, beginning of period	$327,894	$298,750	$264,667	$256,356	$132,986

Allowance acquired in acquisitions	64,105	—	14,877	—	134,706
Provision for loan losses	127,000	161,957	146,500	97,100	56,500
Charge-offs:
Residential(1)	1,890	4,313	8,186	7,506	8,293
Commercial	77,499	101,597	85,931	46,214	41,071
Consumer	73,859	59,478	68,528	67,220	43,528

Total charge-offs	153,248	165,388	162,645	120,940	92,892
Recoveries:
Residential	847	1,465	525	2,500	1,433
Commercial	12,825	7,531	6,082	3,177	8,729
Consumer	29,293	23,579	28,744	26,474	14,894

Total recoveries	42,965	32,575	35,351	32,151	25,056

Charge-offs, net of recoveries	110,283	132,813	127,294	88,789	67,836

Balance, end of period	$408,716	$327,894	$298,750	$264,667	$256,356

Net charge-offs to average loans	.36%	.55%	.58%	.42%	.35%

(1)	The 2002 residential charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarters of 2002.

See Note 1 for Sovereign’s charge-off policy with respect to its various loan types.

     Non-interest Income. Total non-interest income was $482 million for 2004 compared to $522 million for 2003. Several factors contributed to the decrease as discussed below.

Consumer banking fees were $242.6 million for 2004 compared to $208.8 million in 2003. This increase was primarily due to an increase in deposit fees of $23.7 million to $198.2 million in 2004 from expansion of our overall deposit base along with a favorable shift in mix from time to core deposit products, increased cross selling initiatives with existing customers and our First Essex and Seacoast acquisitions. The Company continues to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.

Commercial banking fees were $123.8 million for 2004 compared to $108 million in 2003. This increase was due to growth in both commercial loans and commercial core deposits, as well as expanded cash management capabilities and product offerings. Commercial banking loan fees increased by $10.4 million to $54.8 million while commercial deposit fees increased by $1.5 million to $47.7 million, in 2004.

Mortgage banking revenues were $22.5 million for 2004 compared to $50.0 million for 2003. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The primary factor contributing to the decrease in mortgage banking revenues was decreased loan origination activity since 2003, which had high levels of origination activity from record-level mortgage refinancings generated from the historic low rates experienced in 2003. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2004	2003
Impairments to mortgage servicing rights	$(1,792)	$(795)
Mortgage servicing fees	19,411	15,278
Amortization of mortgage servicing rights	(18,895)	(27,398)
Gain on loan purchase commitments	—	3,420
Net (losses) gains under SFAS 133	(2,020)	1,709
Sales of mortgage loans and mortgage backed securities	25,805	57,804

Total	$22,509	$50,018

Capital Markets revenues were $19.9 million in 2004 and $27.0 million in 2003. Capital markets revenues declined in 2004 compared to 2003 because of challenging market conditions in 2004 related to the interest rate environment. Since inception in 2000, Sovereign has expanded its Capital Markets product offerings. Initially, Sovereign provided risk management services for corporate clients including foreign exchange, investments and derivatives, and securitization expertise. In November 2001, Sovereign expanded our offerings further with the formation of a broker dealer. In August 2002, Sovereign added an agency underwriting group in Sarasota, Florida.

Net gains on sales of investment securities were $14.2 million for 2004, compared to $66.1 million for 2003. Included in 2004 and 2003 results were impairment charges of $0.9 million and $7.4 million, respectively, related to our retained interests in securitizations. See Note 23 in the consolidated financial statements for a discussion of our retained interests in securitized assets.

In the fourth quarter of 2004, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likehood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary and recorded an impairment charge of $32.1 million ($20.9 million after-tax or $0.06 per diluted share) to writedown these investments to their fair values. See Note 6 for further discussion and analysis of our determination that the remaining unrealized losses in the investment portfolio at December 31, 2004 were considered temporary.

     General and Administrative Expenses. Total general and administrative expenses were $943 million for 2004 compared to $852 million in 2003, or an increase of 11%. The increase in 2004 is primarily related to the First Essex and Seacoast acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members. In addition, marketing and other administrative expenses have increased to support the growth in our franchise. Although general and administrative expenses have increased, Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2004 was 50.3% compared to 51.3% for 2003, as net interest income and recurring non-interest income have risen at a faster rate than general and administrative expenses.

     Other Expenses. Total other expenses were $236.2 million for 2004 compared to $158.0 million for 2003. Other expenses included amortization expense of core deposit intangibles of $72.6 million for 2004 compared to $73.8 million for 2003. Also the Company changed its method of accounting for trust preferred securities expenses beginning on July 1, 2003, to include these costs in interest expense (see Note 12 to the Consolidated Financial Statements). Prior period amounts were not reclassified. As previously discussed, Sovereign incurred debt extinguishment losses of $63.8 million and $29.8 million in 2004 and 2003, respectively, and merger related expenses in connection with the acquisitions of First Essex and Seacoast of $46.4 million in 2004.

During the second quarter of 2004, Sovereign made a $60 million investment in a synthetic fuel partnership (“the Synthetic Fuel Partnership”). Sovereign will amortize this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in investment value and our allocation of the partnerships earnings or losses are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. Sovereign recorded $20.9 million of expense related to this investment in 2004. We anticipate receiving tax credits in excess of our recorded investment over the life of the partnership. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships. As a result of the increasing significance of our equity method investment portfolio, Sovereign reclassified the income statement effects of these investments to other expenses in 2004. Prior period amounts have been reclassified to conform to the current period presentation.

     Income Tax Provision. The income tax provision was $128 million for 2004 compared to a provision of $153 million for 2003. The effective tax rate for 2004 was 22.0% compared to 27.6% for 2003. The current year tax rate differs from the statutory rate of 35% due principally to income from tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership. The decrease in the effective tax rate in 2004 was due to an increase in tax free income from municipal investments, increased tax credits from our low income housing partnerships and our Synthetic Fuel Partnership and tax benefits recorded on Sovereign’s merger-related, debt extinguishment and other charges. For additional information with respect to Sovereign’s income taxes, see Note 18 in the Notes to Consolidated Financial Statements.

     Line of Business Results. The Company’s reportable segments are as follows: the Consumer Bank, the Corporate Bank and Other. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.

The Company’s business lines are focused principally around the customers Sovereign serves. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credit. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial loans (including asset-based loans) and provides cash management and capital markets services to customers in Sovereign’s market area. The Other segment includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and other minority interest expense, earnings/losses on equity method investments, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in the Other segment. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Designations, assignments and allocations may change from time to time. Where practical, the results are adjusted to present consistent methodologies for the segments. However, no changes have occurred in 2004 that required restatements of prior period information. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

Consumer Bank net interest income increased $142 million to $1.1 billion in 2004. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits. The average balance of Consumer Bank loans was $18.4 billion with a yield of 5.21% versus $13.7 billion at a yield of 5.75% during 2004 and 2003, respectively. The average balance of deposits was $30.0 billion at a cost of 1.01% in 2004 compared to $27.0 billion at an average cost of 1.19% in 2003. The increase in fees and other income of $7.4 million to $318.1 million for 2004 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. Mortgage banking revenues were significantly lower in 2004 compared to 2003 due to a decrease on the gains on sale and securitization of mortgage loans, since 2003 had high levels of origination activity from record-level mortgage refinancings generated from the historic low rates experienced in 2003. The provision for loan losses increased in 2004 to $47.7 million from $38.7 million in 2003 due to business acquisitions. General and administrative expenses (including allocated corporate and direct support costs) increased from $677.1 million for 2003 to $746.6 million for 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, which included the acquisitions of First Essex and Seacoast.

Corporate Bank net interest income increased $25.1 million to $316.8 million for 2004 compared to 2003. The increase in net interest income was principally due to organic loan growth and loan growth from acquisitions. Sovereign consummated in 2004. The average balance of Corporate Bank loans was $12.5 billion with a yield of 4.90% in 2004 versus $10.6 billion at a yield of 5.00% during 2003. Fees and other income have increased by $9.7 million to $98.4 million principally from an increase in loan fees. The provision for loan losses decreased by $31.5 million in 2004 to $62.6 million compared to 2003 due to a lower level of net charge-offs in 2004 and a reduction in non-performing and other classified loans. General and administrative expenses (including allocated corporate and direct support costs) increased from $143.9 million for 2003 to $162.6 million in 2004. The increase was due in part to increased costs to support the Corporate Bank’s growth.

The net loss before income taxes for the Other segment increased from $128.3 million in 2003 to $214.8 million in 2004. Net interest expense decreased from $39.5 million in 2003 to $7.4 million for 2004 due to the increase in average balances on the investment portfolio. The Other segment includes net gains on securities of $15.1 million in 2004, as compared to $73.5 million recorded in 2003. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment; however, the other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio was recorded in the Other segment. The 2004 and 2003 results also include pre-tax losses of $63.8 million and $29.8 million on the extinguishment of debt, respectively. The 2004 results also included charges of $46.4 million for merger and integration charges associated with the acquisitions of First Essex and Seacoast. Finally, the Other segment included $20.9 million of expense associated with the Synthetic Fuel Partnership in 2004.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	YEAR ENDED DECEMBER 31,
	2003	2002
(Dollars in thousands, except per share data)
Net interest income	$1,205,628	$1,159,616
Provision for loan losses	161,957	146,500
Total non-interest income	521,576	430,185
General and administrative expenses	852,364	813,784
Other expenses	157,984	162,962
Net income	$401,851	$341,985
Basic earnings per share	$1.45	$1.32
Diluted earnings per share	$1.38	$1.23

The major factors affecting comparison of earnings between 2003 and 2002 were:

•	The decrease in net interest margin from 3.61% in 2002 to 3.42% in 2003 due primarily to a declining interest rate environment which has led to high levels of prepayments on assets which are being replaced with lower yielding assets. The growth in net interest income was driven by the increase in the balance of earning assets.

•	The charges related to merger and integration costs and other restructuring charges (including debt extinguishment costs). The 2003 results include charges of $29.8 million ($19.4 million after-tax) related to the extinguishment of borrowings and other debt obligations. The 2002 results include charges related to the Main Street Bancorp, Inc. (the “Main Street Acquisition”) acquisition of $21.9 million consisting of additional loan loss provision of $6 million ($ 3.9 million after-tax) and merger related and integration expenses of $15.9 million ($10.3 million after-tax). These items reduced diluted earnings per share by $0.07 and $0.05, respectively, for the years ended December 31, 2003 and 2002, respectively.

•	The increase in provision for loan losses in 2003 of $15.5 million.

•	The continued growth in fee income across all business units.

•	The increases in mortgage banking and capital markets revenues in 2003 of $33.5 million.

•	The increase in net realized gains on sales of investment securities.

•	The increases in general and administrative expenses to supporting the growth in Sovereign’s franchise and continued investment in human resources and systems.

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

Interest on loans was $1.32 billion and $1.39 billion for 2003 and 2002, respectively. The average balance of net loans was $24.0 billion with an average yield of 5.50% for 2003 compared to an average balance of $21.7 billion with an average yield of 6.45% for 2002. The decline in average yields year to year is due to the decrease of market rates experienced during 2003. In addition, the decrease in market interest rates also resulted in higher prepayment experience on fixed rate loans with proceeds being reinvested by Sovereign in lower yielding assets. The overall growth in loans from $23.2 billion at December 31, 2002 to $26.1 billion at December 31, 2003 resulted from origination activity and purchases of bulk loans, principally in the consumer and mortgage loan portfolios.

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

     Provision for Loan Losses. The provision for loan losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for loan losses for 2003 was $162.0 million compared to $146.5 million for 2002. The higher provision was driven by loan portfolio growth of $3.0 billion, higher net charge-offs in 2003 than in 2002, and recognition of slow economic growth. The overall allowance as a percentage of loans outstanding has declined from 1.29% at December 31, 2002 to 1.25% at December 31, 2003. This is reflective of improvement in credit quality, primarily in portions of the commercial portfolios, and loan growth that slightly favored consumer and residential loans portfolios where reserve requirements are generally lower than in commercial loan portfolios. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.

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

     Non-interest Income. Total non-interest income was $522 million for 2003 compared to $430 million for 2002. Several factors contributed to the increase as discussed below.

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

Mortgage banking revenues were $50.0 million for 2003 compared to $28.6 million for 2002. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The primary factor contributing to the increase in mortgage banking revenues was increased loan originations activity associated with record-level mortgage refinancings generated from the historic low rates experienced in 2003. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2003	2002
Impairments to mortgage servicing rights	$(795)	$(13,612)
Mortgage servicing fees	15,278	16,935
Amortization of mortgage servicing rights	(27,398)	(17,295)
Gain on loan purchase commitments	3,420	—
Net losses under SFAS 133	1,709	535
Sales of mortgage loans and mortgage backed securities	57,804	42,008

Total	$50,018	$28,571

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

Net gains on sales of investment securities were $66.1 million for 2003, compared to $51.4 million for 2002. Included in 2003 and 2002 results were impairment charges of $7.4 million and $4.8 million, respectively, related to our retained interests in securitizations. These impairment losses were due to increased loss assumptions on our home equity loan, boat loan, and recreational vehicle loan securitizations. These assumptions were based on a combination of recent historical loss experience and a forward looking projection of losses based on the credit quality of the securitized portfolio. See Note 22 in the consolidated financial statements for a discussion of our retained interests in securitized assets.

Additionally, Sovereign recorded an impairment charge of $1.1 million in 2003 related to an investment in a publicly traded company. We had acquired these shares in the third quarter of 2002 at $17.89 per share. The investee went public in December 2002. At March 31, 2003, the trading price was $10.41. We determined, based on the future outlook on the investee’s stock price, that it was other than temporarily impaired at March 31, 2003 and therefore wrote down our book value to that amount. Sovereign also recorded an impairment charge of $4.0 million in 2002 related to two non-public investment funds in which Sovereign owned a minority interest of 1% and 2%, respectively. This charge was based on updated valuations that were received in the third quarter of 2002 that indicated that our proportional share of the fund was impaired.

     General and Administrative Expenses. Total general and administrative expenses were $852 million for 2003 compared to $814 million in 2002, or an increase of 5%. The 2003 results include a full year of expenses related to the acquisition of Main Street Bancorp in March 2002, as well as higher levels of technology costs related to the conversion of our item processing platform related to our branch network and other technology initiatives. In addition compensation and benefits, marketing and other administrative expenses have increased to support the growth in our franchise. Although general and administrative expenses have increased, Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and recurring non-interest income) for 2003 was 51.3% compared to 52.9% for 2002, as net interest income and recurring non-interest income have risen at a faster rate than general and administrative expenses.

     Other Expenses. Total other expenses were $158 million for 2003 compared to $163 million for 2002. Other expenses included amortization expense of core deposit intangibles of $73.8 million for 2003 compared to $80.3 million for 2002. Also the Company changed its method of accounting for trust preferred securities expenses beginning on July 1, 2003, to include these costs in interest expense (see Note 12 to the Consolidated Financial Statements). Prior period amounts were not reclassified. As previously discussed, Sovereign incurred debt extinguishment losses of $29.8 million in 2003 and merger related expenses in connection with the acquisition of Main Street of $15.9 million in 2002.

     Income Tax Provision. The income tax provision was $153 million for 2003 compared to a provision of $125 million for 2002. The effective tax rate for 2003 was 27.6% compared to 26.7% for 2002. The 2003 tax rate differs from the statutory rate of 35% due principally to income from tax-exempt investments, non-taxable income related to bank-owned life insurance and low-income housing tax credits. The increase in the effective tax rate in 2003 was due to an increase in the proportion of taxable income to favorable permanent book/tax differences. For additional information with respect to Sovereign’s income taxes, see Note 18 in the Notes to Consolidated Financial Statements.

     Line of Business Results. The Company’s reportable segments are as follows: the Consumer Bank, the Corporate Bank and Other. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.

Consumer Bank net interest income increased $49.1 million to $953.5 million in 2003. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits. The average balance of Consumer Bank loans was $13.7 billion with a yield of 5.75% versus $12.5 billion at a yield of 6.72% during 2003 and 2002, respectively. The average balance of deposits was $27.0 billion at a cost of 1.19% in 2003 compared to $25.4 billion at an average cost of 1.81% in 2002. The increase in non-interest income of $65.1 million to $310.7 million for 2003 was generated by deposit fees and loan fees, which grew in tandem with the increased level of deposits and loans. Mortgage banking revenues were significantly higher in 2003 compared to 2002 due to an increase on the gains on sale and securitization of mortgage loans and declines in impairment charges for mortgage servicing rights. The provision for loan losses declined in 2003 to $38.7 million from $45.9 million in 2002 due to the lower level of consumer and residential loan charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $650.2 million for 2002 to $677.1 million for 2003. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.

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

The net loss before income taxes for Other increased from $104.9 million in 2002 to $128.3 million in 2003. Net interest expense increased from $4.1 million in 2002 to $39.5 million for 2003 due to the decline in yield on the investment portfolio and the classification of trust preferred securities expense in net interest margin effective July 1, 2003. The Other segment includes net gains on security and derivative transactions of $73.5 million in 2003, as compared to $56.0 million recorded in 2002. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment. The 2003 results also include a pre-tax loss of $29.8 million on the extinguishment of debt while 2002 results included charges of $15.9 million for merger and integration charges associated with the acquisition of Main Street Bancorp, Inc.

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

     Allowance for Loan Losses. The allowance for loan losses represents management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. Changes in these estimates could have a direct impact on the provision for loan losses recorded in the income statement and could result in a change in the recorded allowance. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this MD&A.

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

Because the values of these assets are sensitive to changes to assumptions, the valuation of retained interests is considered a critical accounting estimate. Note 1 and Note 22 to the consolidated financial statements include further discussion on the accounting for these assets and provide sensitivity analysis showing how the fair value of these assets would respond to adverse changes in the key assumptions utilized to value these assets.

     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $2.1 billion at December 31, 2004.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This statement provides that goodwill and other indefinite lived intangible assets will no longer be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets.

The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 required an initial impairment test within six months after adoption and annually thereafter. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. No charge for impairment of goodwill has been required under the provisions of SFAS No. 142 in 2004, 2003 or 2002.

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

Recent Acquisitions

On February 6, 2004, Sovereign closed the acquisition of First Essex for approximately $418 million and the results of First Essex are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $208 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 12.7 million shares of Sovereign’s common stock and the exchange of Sovereign stock options for existing First Essex options. The value of the common stock for accounting purposes was based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisitition. First Essex had approximately $1.7 billion in assets and was headquartered in Andover, Massachusetts, with 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in New Hampshire. This acquisition fortified our presence in both of these states and gave us greater leverage in commercial and retail banking in these markets. Sovereign recorded merger-related and restructuring charges of $22.7 million pre-tax ($14.8 million after-tax), or $.04 per diluted share, in 2004. The majority of these charges related to closing Sovereign branch and office locations which will be serviced by acquired First Essex properties.

On July 23, 2004, Sovereign completed the acquisition of Seacoast, a commercial bank holding company headquartered in New Bedford, Massachusetts, and the results of Seacoast’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 36.2 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, with a combined value of $817.5 million and made cash payments of $256.2 million, to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three-day period preceding and subsequent to the closing date of the acquisition since the final consideration was subject to change based upon the value of Sovereign’s stock price immediately preceding the closing date of the transaction. The Seacoast acquisition added 67 banking offices throughout Southeastern Massachusetts. This acquisition has increased Sovereign’s market presence in the New England market place. Sovereign recorded merger related and restructuring charges of $23.7 million pre-tax ($15.4 million after-tax) or $.05 per diluted share. See Note 28 for additional details on the merger-related charges recorded by Sovereign on the First Essex and Seacoast acquisitions.

On January 21, 2005, Sovereign acquired Waypoint for approximately $962 million. Sovereign issued 29.8 million shares of common stock and exchanged Sovereign stock options for existing Waypoint options, with a combined value of $678 million, and made cash payments of $284 million to acquire and convert all outstanding Waypoint shares and employee stock options and pay associated fees. Sovereign expects to record pre-tax merger-related charges of approximately $25 million in connection with this transaction. Waypoint was a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $3.8 billion and deposits of $2.8 billion. Waypoint operated 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Management expects that this acquisition will further fortify our presence in many counties in Pennsylvania and create new leading markets in certain counties in Maryland.

Financial Condition

     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2004 was $36.6 billion, compared to $26.1 billion at December 31, 2003, and was comprised of $13.9 billion of commercial loans, $14.3 billion of consumer loans and $8.5 billion of residential loans. This compares to $11.1 billion of commercial loans, $10.0 billion of consumer loans, and $5.1 billion of residential loans at December 31, 2003.

Commercial loans grew by 25% during 2004 to $13.9 billion principally due to business acquisitions and loan origination activity. Consumer loans grew by 43% in 2004 to $14.3 billion as a result of business acquisitions, loan origination activity and loan purchases. Residential loans increased to 23.2% of the total loan portfolio at December 31, 2004 as compared to 19.4% at December 31, 2003. This increase is due to business acquisitions and reduced sale activity.

Table 4 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2004		2003		2002		2001		2000
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$5,824,133	15.9%	$4,702,046	18.0%	$4,386,522	18.9%	$3,211,062	15.7%	$2,920,757	13.3%
Commercial and industrial loans	8,040,107	21.9	6,361,640	24.3	5,940,234	25.6	5,402,971	26.4	5,246,949	23.9

Total Commercial Loans	13,864,240	37.8	11,063,686	42.3	10,326,756	44.5	8,614,033	42.1	8,167,706	37.2

Home equity loans	9,577,657	26.2	6,457,682	24.7	5,165,834	22.3	3,756,391	18.4	3,256,318	14.9
Auto loans	4,205,547	11.5	3,240,383	12.4	3,038,976	13.1	2,733,106	13.4	2,172,403	9.9
Other	486,140	1.3	312,224	1.2	314,356	1.4	341,265	1.7	354,478	1.6

Total Consumer Loans	14,269,344	39.0	10,010,289	38.3	8,519,166	36.8	6,830,762	33.5	5,783,199	26.4

Residential real estate loans	8,497,495	23.2	5,074,684	19.4	4,347,512	18.7	5,005,219	24.4	7,978,857	36.4

Total Loans	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%	$21,929,762	100.0%

Total Loans with:
Fixed rates	$21,145,915	57.7%	$15,171,129	58.0%	$13,599,898	58.6%	$12,875,742	63.0%	$14,165,535	64.6%
Variable rates	15,485,164	42.3	10,977,530	42.0	9,593,536	41.4	7,574,272	37.0	7,764,227	35.4

Total Loans	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%	$21,929,762	100.0%

Table 5 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2004 (in thousands):

Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2004, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$657,586	$2,258,121	$2,908,426	$5,824,133
Commercial and industrial loans	3,593,429	3,272,142	1,174,536	8,040,107

Total	$4,251,015	$5,530,263	$4,082,962	$13,864,240

Loans with:
Fixed rates	$284,829	$1,748,423	$1,319,969	$3,353,221
Variable rates	3,966,186	3,781,840	2,762,993	10,511,019

Total	$4,251,015	$5,530,263	$4,082,962	$13,864,240

     Investment Securities. Sovereign’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other non agency issuers. Sovereign’s strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of the total investment portfolio at December 31, 2004 was 3.88 years, versus 4.03 years at December 31, 2003. Sovereign also holds $831 million of corporate trust preferred securities, all with maturities in excess of 10 years.

In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline.

In the fourth quarter of 2004, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and Sovereign’s intent and the likehood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $32.1 million ($20.9 million after-tax or $0.06 per diluted share) to reflect the investments at their fair values. As of December 31, 2004, Sovereign held $960 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized gain of $2 million. See Note 6 for further discussion and analysis of our determination that the remaining unrealized losses in the investment portfolio at December 31, 2004 were considered temporary.

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

     Investment Securities Held to Maturity. Securities that Sovereign has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. This portfolio is primarily comprised of municipal bonds, U.S. Treasury and government agency securities; corporate debt securities; mortgage-backed securities issued by FHLMC, FNMA, the Government National Mortgage Association (“GNMA”), and private issuers; and collateralized mortgage obligations.

In the second quarter of 2004 and the fourth quarter of 2003, the Company reclassified $1.4 billion and $2.1 billion of investments from available for sale to held to maturity. These investments, for which management intends and has the ability to hold to maturity, had an unrealized loss at the time of transfer of $46 million and $23 million, respectively. These unrealized losses will be amortized from accumulated other comprehensive income and into earnings over the life of the related investment securities. However, this reclassification is not expected to have an impact on net interest income as the investments are expected to be amortized to par over the same period.

The actual maturities of the mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. No impairment associated with held-to-maturity securities was recorded in 2004 or 2003.

Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2004 (dollars in thousands):

Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2004	2003	2002
Investment securities available for sale:
U.S. Treasury and government agencies	$1,010,186	$1,449,929	$2,033,939
FNMA, FHLMC, and FHLB securities	3,962,269	6,148,818	5,202,586
State and municipal securities	5,292	20,132	23,554
Other securities	2,664,811	2,483,740	3,473,485

Total investment securities available for sale	$7,642,558	$10,102,619	$10,733,564

Investment securities held to maturity:
U.S. Treasury and government agencies	$126,654	$127,007	$216
FNMA, FHLMC, and FHLB securities	1,952,010	1,577,107	624,577
State and municipal securities	824,331	754,240	2,069
Other securities	1,001,324	57,998	5,651

Total investment securities held to maturity	$3,904,319	$2,516,352	$632,513

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2004
	Amortized	Fair
	Cost	Value
Structured Asset Securities Corporation	$1,019,181	$1,014,957
Wells Fargo	579,096	578,475
FNMA	2,576,708	2,561,335
FHLMC	2,721,706	2,710,614
FHLB	612,825	614,778

Total	$7,509,516	$7,480,159

     Goodwill and Intangible Assets. Goodwill and other intangible assets increased to $2.4 billion at December 31, 2004, from $1.3 billion in 2003. Goodwill and other intangibles represented 4.4% of total assets and 47.7% of stockholders’ equity at December 31, 2004, and are comprised of goodwill of $2.1 billion and core deposit intangible assets of $257 million. The increase in goodwill and other intangible assets was due to the acquisitions of First Essex and Seacoast that closed during 2004, which was partially offset by core deposit amortization.

Sovereign establishes core deposit intangibles (CDI) in instances where core deposits are acquired in purchase business combinations. Sovereign determines the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent time deposit rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less cost to service the deposits. The CDI associated with our various acquisitions are being amortized over the expected life of the underlying deposits, which is for periods up to 10 years.

     Other Assets. Other assets at December 31, 2004 were $1.7 billion compared to $1.6 billion at December 31, 2003. Included in other assets at December 31, 2004 and December 31, 2003 were $232 million and $45 million of receivables from investment security sales, respectively, $431 million and $391 million of assets associated with our precious metals business, respectively, $221 million and $122 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $106 million and $155 million, respectively.

     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign also issues brokered deposits and Eurodollar deposits on a periodic basis. Total deposits and other customer accounts at December 31, 2004 were $32.6 billion, compared to $27.3 billion at December 31, 2003. The increase is attributable to Sovereign’s acquisitions of First Essex and Seacoast in 2004 and continued emphasis on strategies to grow core deposits and limit higher priced time deposits. Core deposits increased in 2004 by $4.1 billion while time deposits increased by $1.1 billion. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin in a prior section of this MD&A.

     Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2004 were $16.1 billion, compared to $12.2 billion at December 31, 2003. We increased our level of borrowings in 2004 to fund earning asset growth. All obligations with the exception of the Senior credit facility, the Senior Notes and the Junior Subordinated Debentures to Capital Trusts are Sovereign Bank obligations and have priority over holding company obligations.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):

Table 8: Details of Borrowings

	DECEMBER 31,
	2004	2003	2002
Securities sold under repurchase agreements:
Balance	$613,239	$1,793,391	$1,538,300
Weighted average interest rate at year-end	2.76%	1.13%	0.82%
Maximum amount outstanding at any month-end during the year	$2,827,482	$2,528,000	$1,538,300
Average amount outstanding during the year	$1,789,931	$1,832,662	$632,627
Weighted average interest rate during the year	1.75%	0.41%	1.87%
Federal Funds Purchased:
Balance	$970,100	$400,000	$—
Weighted average interest rate at year-end	2.29%	0.97%	—%
Maximum amount outstanding at any month-end during the year	$1,244,160	$550,000	$335,000
Average amount outstanding during the year	$930,495	$217,739	$118,313
Weighted average interest rate during the year	1.62%	1.06%	1.70%
FHLB advances:
Balance	$10,623,394	$6,755,330	$5,395,116
Weighted average interest rate at year-end	3.80%	3.55%	4.22%
Maximum amount outstanding at any month-end during the year	$10,623,394	$7,443,954	$6,985,954
Average amount outstanding during the year	$9,132,898	$5,948,085	$5,996,376
Weighted average interest rate during the year	3.79%	4.94%	5.12%
Senior Credit Facility:
Balance	$50,000	$50,000	$120,000
Weighted average interest rate at year-end	3.60%	2.67%	3.91%
Maximum amount outstanding at any month-end during the year	$250,000	$120,000	$245,000
Average amount outstanding during the year	$127,295	$78,132	$198,516
Weighted average interest rate during the year	3.30%	6.37%	5.81%
Asset-Backed Floating Rate Notes:
Balance	$1,971,000	$1,571,074	$821,000
Weighted average interest rate at year-end	0.54%	(0.16)%	1.80%
Maximum amount outstanding at any month-end during the year	$1,971,000	$1,573,409	$821,000
Average amount outstanding during the year	$1,581,974	$936,273	$821,000
Weighted average interest rate during the year	0.31%	1.47%	2.59%
Senior Notes:
Balance	$299,500	$595,790	$904,573
Weighted average interest rate at year-end	2.74%	7.95%	9.75%
Maximum amount outstanding at any month-end during the year	$815,626	$905,715	$904,573
Average amount outstanding during the year	$501,100	$660,144	$884,667
Weighted average interest rate during the year	6.84%	8.02%	9.61%
Subordinated Notes:
Balance	$782,139	$775,266	$49,995
Weighted average interest rate at year-end	3.94%	3.02%	8.05%
Maximum amount outstanding at any month-end during the year	$793,724	$785,022	$49,995
Average amount outstanding during the year	$776,980	$514,153	$49,987
Weighted average interest rate during the year	3.50%	3.87%	8.04%
Junior Subordinated Debentures to Capital Trusts: (1)
Balance	$830,756	$256,752	$—
Weighted average interest rate at year-end	7.22%	5.79%	—%
Maximum amount outstanding at any month-end during the year	$902,597	$256,752	$—
Average amount outstanding during the year	$751,781	$103,814	$—
Weighted average interest rate during the year	7.03%	7.74%	—%

(1)	Effective July 1, 2003, Sovereign reclassified these obligations to liabilities.

Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to Sovereign’s borrowings.

In March 2003, Sovereign completed a tender offer for its outstanding 8.625% Senior Notes due March 2004 (“8.625% Notes”) and its outstanding 10.25% Senior Notes due May 2004 (“10.25% Notes”). In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% Notes and $162.4 million of the 10.25% Notes and incurred a loss on this debt extinguishment of $29 million ($18.8 million, net of tax), or $0.07 per diluted share, in the first quarter of 2003. Sovereign funded the purchase of the notes with cash on hand and from dividends from Sovereign Bank. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand.

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

In November of 2003, Sovereign Bank entered into an asset backed $750 million financing transaction with an international bank. In December 2004, Sovereign obtained an additional $400 million from this institution under similar terms. See Note 12 to the Consolidated Financial Statements for further discussion of these transactions.

Effective July 1, 2003, the Company changed its accounting policy for Trust Preferred Securities and reclassified these obligations from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” In addition, effective December 31, 2003, Sovereign adopted FASB Interpretation No. 46 which required the Company to deconsolidate the special purpose entities which issued the Trust Preferred Securities. At December 31, 2004, Sovereign has outstanding $830.8 million ($1.1 billion redemption value) of junior subordinated debentures to capital trusts. The difference between carrying amount and redemption value of the junior subordinated debentures issued to the capital trusts is being accreted into expense over the life of the securities using the effective interest method. See Note 12 for further discussion.

On February 26, 2004, Sovereign completed the offering of $700 million of Trust PIERS, and in March 2004, Sovereign raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:

•	A junior subordinated debentures issued by Sovereign, each of which will have a principal amount at maturity of $50, and which have a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of common stock from Sovereign at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

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

During the third quarter of 2004, Sovereign redeemed $500 million of 10.50% Senior Notes and incurred a debt extinguishment charge (net of hedge termination gains of $15.1 million) of $65.6 million ($42.6 million net of tax or $0.12 per diluted share). Sovereign funded this redemption with cash on hand and a new two year Senior Note issuance of $300 million due September 2006 at a floating rate of three-month Libor plus 33 basis points.

     Off-Balance Sheet Arrangements. Securitization transactions contribute to Sovereign’s overall funding and regulatory capital management. These transactions involve periodic transfer of loans or other financial assets to special purpose entities (SPEs) and are either recorded on Sovereign’s Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets in accordance with SFAS No.140,“Transfers of Financial Assets and Liabilities”.

In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2004, off-balance sheet QSPEs had $866 million of assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $79 million at December 31, 2004, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. This amount is classified in investments available for sale on the Consolidated Balance Sheet. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At December 31, 2004, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 22 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.

As described in Note 22 of the Consolidated Financial Statements, in connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties, which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable out of the rental payments under the lease, the proceeds of the sale or refinancing of the mortgaged properties or payments under the insurance policies. The aggregate principal balance of the certificates at December 31, 2004 and December 31, 2003, was $219.9 million and $243.1 million, respectively. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off-balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that a prepayment of the certificates occurs as a result of a partial repayment on the secured notes due to the underlying mortgage property being determined by Sovereign Bank to be either obsolete or uneconomic a make-whole premium would be assessed. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.

During the first quarter of 2004, Sovereign reconsolidated certain assets and liabilities of two special purpose entities in accordance with SFAS No. 140. See Note 22 for additional discussion.

     Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in “Trust preferred securities and other minority interest expense” on the Consolidated Statement of Operations.

Credit Risk Management

Extending credit to our customers exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Credit Policy Committee and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In addition to being subject to the judgment and dual approval of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign’s credit standards. The largest loans require approval by the Credit Policy Committee.

The Retail Loan Review Group and the Commercial Asset Review Group conduct ongoing, independent reviews of Sovereign’s loan portfolios and the lending process to ensure accurate risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to the Asset Review Committee, and to the Board of Directors of both Sovereign and Sovereign Bank. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, borrower performance, business conditions, industry trends, nature of collateral, collateral margin, economic conditions, or other factors. Commercial loan credit quality is considered strong, but is always subject to scrutiny by line management, credit officers and the independent Commercial Asset Review Group.

Sovereign’s loan portfolio composition has shifted slightly as the portfolio was 23.2% residential, 39.0% consumer and 37.8% commercial at December 31, 2004, compared to 19.4% residential, 38.3% consumer and 42.3% commercial at December 31, 2003.

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

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2004 and 2003, 7% of the commercial loan portfolio was unsecured.

     Consumer Loans. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. Additionally, purchased consumer home equity loans are generally reunderwritten by Sovereign prior to being acquired. The auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. The portion of the consumer portfolio at December 31, 2004, which is secured by real estate, vehicles, deposit accounts or government guarantees, comprises 99% of the entire consumer portfolio, compared with 98% at December 31, 2003.

     Residential Loans. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted or purchased in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.

     Collections. Sovereign closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, Sovereign will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to Sovereign. Sovereign monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly Management Asset Review Committee and Sovereign Bank Board of Directors meetings.

     Non-performing Assets. At December 31, 2004, Sovereign’s non-performing assets were $160 million, compared to $220 million at December 31, 2003. Non-performing commercial and commercial real estate loans decreased in 2004 by $48 million; this decrease reflects a high problem loan resolution rate and a low migration of new problem credits, as well as improving economic factors in some segments of the commercial loan portfolio. Non-performing assets as a percentage of total assets were .29% at December 31, 2004, compared to .51% at December 31, 2003.

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

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):

Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2004	2003	2002	2001	2000
Non-accrual loans:
Residential	$33,656	$38,195	$36,849	$76,737	$61,422
Commercial real estate	26,757	45,053	38,302	18,776	12,403
Commercial	54,042	83,976	122,504	100,993	68,277
Consumer	28,021	30,921	32,844	28,032	38,422

Total non-accrual loans	142,476	198,145	230,499	224,538	180,524
Restructured loans	1,097	1,235	893	1,280	3,755

Total non-performing loans	143,573	199,380	231,392	225,818	184,279

Other real estate owned and other repossessed assets
Real estate owned	12,276	17,016	19,007	12,076	4,425
Other repossessed assets	4,247	4,051	6,663	6,852	3,758

Total other real estate owned and other repossessed assets	16,523	21,067	25,670	18,928	8,183

Total non-performing assets.	$160,096	$220,447	$257,062	$244,746	$192,462

Past due 90 days or more as to interest or principal and accruing interest (1)	$38,914	$36,925	$40,500	$54,599	$16,733
Non-performing assets as a percentage of total assets	.29%	.51%	.65%	.69%	.58%
Non-performing loans as a percentage of total loans	.39	.76	1.00	1.11	.84
Non-performing assets as a percentage of total loans and other real estate owned	.44	.84	1.11	1.20	.88
Allowance for loan losses as a percentage of total non-performing assets	255.3	148.7	116.2	108.1	133.2
Allowance for loan losses as a percentage of total non-performing loans	284.7	164.5	129.1	117.2	139.1

(1)	During the first half of 2001, the Company changed its methodology for the treatment of delinquent loans and nonaccrual of certain loans from 90 to 120 days past due to ensure consistency with the treatment of all other consumer loans. During 2001, Sovereign began to keep residential and consumer loans secured by real estate that are well-secured (loan to value of 50% or less) and in the process of collection on accrual status, in accordance with regulatory guidelines. There were $12.5 million, $12.7 million and $13.9 million of such loans at December 31, 2004, December 31, 2003 and December 31, 2002, respectively.

Loans that are past due 90 days or more and still accruing interest increased from $36.9 million at December 31, 2003 to $38.9 million at December 31, 2004. Ninety-day residential delinquencies increased by $3.4 million and ninety-day commercial delinquencies fell by $0.2 million. Ninety-day delinquencies decreased in the consumer category by $1.2 million. The increase in the residential portfolio year to year was due to loan growth.

     Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $39.1 million and $46.8 million at December 31, 2004 and 2003, respectively. The decline is due primarily to improvements in the credit quality of the commercial loan portfolio which resulted in lower delinquency levels.

     Delinquencies. Sovereign’s loan delinquencies (all performing loans 30 or more days delinquent) at December 31, 2004 were $325 million, an increase from $271 million at December 31, 2003; however, as a percentage of total loans, performing delinquencies were .89% at December 31, 2004, a decrease from 1.04% at December 31, 2003. Residential performing loan delinquencies increased from $119 million to $140 million during the same time periods, and decreased as a percentage of total residential loans from 2.34% to 1.65%. Consumer performing loan delinquencies increased from $106 million to $146 million and decreased as a percentage of total consumer loans from 1.06% to 1.02%. Commercial performing loan delinquencies decreased from $47 million to $39 million, and also decreased as a percentage of total commercial loans from 0.42% to 0.28%. The reason for the declines, as a percentage of total loans, is due to improvements in the credit quality of this portfolio.

     Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2004, Sovereign’s total allowance was $408.7 million.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which for non-homogeneous loans is comprised of allowances established on specific classified loans, and class allowances for both homogeneous and non-homogeneous loans based on risk ratings, and historical loss experience and current trends, and (ii) unallocated allowances, which provides coverage for unexpected losses in Sovereign’s loan portfolios, and to account for a level of imprecision in management’s estimation process.

The allowance recorded for consumer and residential portfolios is based on an analysis of product mix, risk composition of the portfolio, collateral coverage and bankruptcy experiences, economic conditions and historical and expected delinquency and past and anticipated charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated inherent losses in these portfolios.

The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance. The specific allowance element of the commercial loan allowance is based on a regular analysis of classified commercial loans where certain inherent weaknesses exist, loans regulatory rated special mention through loss. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered. This analysis is periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations, and, if applicable, guarantor capacity and other sources of repayment. Specific reserves are also evaluated by Commercial Asset Review and Credit Risk Management.

The class allowance element of the commercial loan allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated quarterly and are based primarily on actual historical loss experience and consultation with regulatory authorities.. Management revises the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

Table 10 summarizes Sovereign’s allowance for loan losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):

Table 10: Allocation of the Allowance for Loan Losses

	AT DECEMBER 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allocated allowances:
Commercial loans	$209,587	38%	$192,454	43%	$193,528	44%	$161,075	42%	$149,828	36%
Residential real estate mortgage loans	27,971	23	15,544	19	16,539	19	20,724	25	34,629	36
Consumer loans	143,507	39	94,199	38	72,366	37	61,200	33	48,053	28
Unallocated allowance	27,651	n/a	25,697	n/a	16,317	n/a	21,668	n/a	23,846	n/a

Total allowance for loan losses	$408,716	100%	$327,894	100%	$298,750	100%	$264,667	100%	$256,356	100%

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $192.5 million at December 31, 2003 to $209.6 million at December 31, 2004. The increase was primarily related to loan loss reserves we acquired in connection with our Seacoast and First Essex acquisitions. As a percentage of the total commercial portfolio, the allowance decreased from 1.74% to 1.51%. This decrease was due primarily to lower levels of criticized assets that carry higher reserve allowance percentages. During 2004, net charge-offs in this portfolio totaled $64.7 million, as compared to $94.1 million in 2003; and, net charge-offs decreased from .89% to .52% of the respective average portfolio. Non-performing commercial loans have declined by 37% in 2004 compared to 2003.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $94.2 million at December 31, 2003 to $143.5 million at December 31, 2004. The increase was primarily related to loan growth and loan loss reserves we acquired in connection with our Seacoast and First Essex acquisitions. As a percentage of the entire consumer portfolio, the reserve increased from .94% to 1.01% as a result of a change in the mix of loans within this portfolio, as well as changes in our allocation factors consistent with improved risk management processes. During 2004, net charge-offs in this portfolio totaled $44.6 million, as compared to $35.9 million in the previous year, an increase of 24%; and, net charge-offs as a percentage of average outstanding loans decreased by .02% from .39% to .37%.

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $15.5 million at December 31, 2003 to $28.0 million at December 31, 2004. The increase was primarily related to loan loss reserves we acquired in connection with our Seacoast and First Essex acquisitions. The increase was also due primarily to loan growth.

     Unallocated Allowance. The unallocated allowance increased from $25.7 million at December 31, 2003 to $27.7 million at December 31, 2004. As a percentage of the total reserve, the unallocated portion decreased from 7.8% to 6.8%. Management continuously evaluates current economic conditions loan portfolio trends and believes the overall increase in the unallocated reserve is warranted due to a combination of factors, including absorption of loan portfolios from acquired institutions, a slow business recovery and weakness in certain real estate sectors. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which are probable of being realized within the loan portfolio.

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

Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2004. It also presents capital ratios for Sovereign Bancorp, Inc.

Table 11: Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2004	Requirement	Requirement
Tangible capital to tangible assets	7.21%	2.00%	None
Tier 1 leverage capital to tangible assets	7.21	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	8.79	4.00	6.00
Total risk-based capital to risk adjusted assets	11.64	8.00	10.00

	Sovereign Bancorp	Sovereign Bancorp
	December 31, 2004 (1)	December 31, 2003(1)
Tier 1 leverage capital ratio	7.05%	5.61%
Tangible equity to tangible assets, excluding AOCI (2)	5.25%	4.80%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2)	Accumulated other comprehensive income

Liquidity and Capital Resources

Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2004, Sovereign had $8.4 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.

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

Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $130 million in 2004, $610 million in 2003 and $210 million in 2002. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets at December 31, 2004.

As discussed in other sections of this document, including Item 1, Business, and in Note 15 to the Consolidated Financial Statements, Sovereign Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders.

Cash and cash equivalents increased $211 million for 2004. Net cash provided by operating activities was $591 million for 2004. Net cash used by investing activities for 2004 was $3.5 billion and consisted primarily of the purchase of $6.7 billion in investment securities and $4.6 billion of loans offset by the proceeds from sales, repayments and maturities of investment securities and the sale of loans of $8.9 billion and $2.0 billion, respectively. We also had a net change in loans other than purchases and sales of $2.6 billion. Net cash provided by financing activities for 2004 was $3.1 billion, which was primarily due to a net increase in borrowings and other debt obligations of $1.9 billion and proceeds from the revolving credit facility and the issuance of subordinated notes. See the consolidated statement of cash flows for further details on our sources and uses of cash.

Sovereign’s debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, or reasonably anticipated increases.

Contractual Obligations and Other Commitments

Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet its capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below. (For further information regarding Sovereign’s contractual obligations, refer to Footnotes 11 and 12 of our Consolidated Financial Statements, herein.):

Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
(Dollars in thousands)
Borrowings and other debt obligations:
Securities sold under repurchase agreements (1)	$641,754	$188,068	$201,068	$252,618	$—
FHLB advances (1)	11,777,373	5,324,386	1,642,348	2,671,175	2,139,464
Fed Funds (1)	971,980	971,980	—	—	—
Other debt obligations (1)(2)	4,512,641	110,171	445,723	2,039,938	1,916,809
Junior subordinated debentures to Capital Trusts (1)(2)	2,902,224	63,219	127,074	127,501	2,584,430
Certificates of deposit (1)	7,460,654	5,470,118	1,554,987	352,766	82,783
Investment partnership commitments (3)	50,307	40,127	8,836	1,143	201
Business acquisitions	280,214	280,214	—	—	—
Operating leases	687,108	190,980	131,322	87,604	277,202

Total contractual cash obligations	$29,284,255	$12,639,263	$4,111,358	$5,532,745	$7,000,889

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Excluded from the above table are deposits of $25.4 billion that are due on demand by customers.

Sovereign’s senior credit facility requires Sovereign to maintain specified financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2004, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross default provisions in such senior credit facility, if more than $5.0 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder.

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

OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
	Committed	1 Year	1-3 Years	4-5 Years	5 Years
(Dollars in thousands)
Commitments to extend credit	$12,163,082	$6,101,222	$2,213,528	$1,135,451	$2,712,881	(1)
Standby letters of credit	1,966,117	666,153	556,355	685,689	57,920
Loans sold with recourse	8,359	—	—	—	8,359
Forward buy commitments	909,624	909,624	—	—	—

Total commercial commitments	$15,047,182	$7,676,999	$2,769,883	$1,821,140	$2,779,160

(1)	Of this amount, $2.5 billion represents the unused portion of home equity lines of credit.

For further information regarding Sovereign’s commitments, refer to Note 19 to the Notes to the Consolidated Financial Statements.

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

The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

If interest rates changed in parallel by the	The following estimated percentage increase/(decrease) to net interest
amounts below at December 31, 2004	income would result
Up 100 basis points	2.96%
Up 200 basis points	4.21%
Down 100 basis points	(3.96)%

Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa.

As of December 31, 2004, the one year cumulative gap was 1.65%, compared to 3% at December 31, 2003, indicating Sovereign could benefit from rising rates.

Finally, Sovereign Bank calculates the market value of its balance sheet, including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Management will calculate a Net Portfolio Value (NPV), which is the market value of assets minus the market value of liabilities. As of December 31, 2004, the NPV as a percentage of the present value of assets was 11.25%. Management will also review the sensitivity of NPV to changes in interest rates. Management attempts to keep the NPV ratio relatively constant across various interest rate scenarios. As of December 31, 2004, a 200 basis point rise in interest rates would decrease the NPV ratio by 0.93%, and a 100 basis point decline in interest rates would decrease the NPV by 0.36%.

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

In the second half of 2004, the Federal Reserve began to increase short term interest rates. In the fourth quarter, we began to see margin expansion due in part to this increase in rates since Sovereign’s risk position has been mildly asset sensitive (sensitive to falling rates). During the past year, Sovereign has aggressively repriced certain liabilities, repaid higher coupon debt obligations, and issued favorable term financing. The deposit mix also improved with more core deposits and less certificate of deposits. Lastly, the Company effectively used the wholesale bank (investments funded with wholesale funding) to hedge interest rate risk created by the relationship business.

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

Table 12 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2004. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):

Table 12: Gap Analysis

	AT DECEMBER 31, 2004 REPRICING
	Year One	Year Two	Year Three	Year Four	Year Five	Thereafter	Total
Interest earning assets:
Investment securities(1)(2)	$2,601,713	$1,071,829	$1,047,262	$719,947	$782,672	$5,758,738	$11,982,161
Loans	20,279,432	4,692,485	3,157,187	2,305,272	1,397,742	4,798,961	36,631,079

Total interest earning assets	$22,881,145	$5,764,314	$4,204,449	$3,025,219	$2,180,414	$10,557,699	$48,613,240

Non-interest earning assets	483,428	—	—	—	—	5,374,645	5,858,073

Total assets	$23,364,573	$5,764,314	$4,204,449	$3,025,219	$2,180,414	$15,932,344	$54,471,313

Interest bearing liabilities:
Deposits	$13,087,519	$3,139,059	$2,409,472	$2,159,018	$2,152,664	$9,607,786	$32,555,518
Borrowings	9,482,260	554,160	664,695	1,312,605	727,000	3,399,408	16,140,128

Total interest bearing liabilities	$22,569,779	$3,693,219	$3,074,167	$3,471,623	$2,879,664	$13,007,194	$48,695,646

Non-interest bearing liabilities	—	—	—	—	—	583,389	583,389
Minority Interest	—	—	—	—	—	203,906	203,906
Stockholders’ equity	—	—	—	—	—	4,988,372	4,988,372

Total liabilities and stockholders’ equity	$22,569,779	$3,693,219	$3,074,167	$3,471,623	$2,879,664	$18,782,861	$54,471,313

Excess assets (liabilities) before effect of hedging transactions	$794,794	$2,071,095	$1,130,282	$(446,404)	$(699,250)	$(2,850,517)

To total assets	1.46%	3.80%	2.08%	(0.82)%	(1.28)%	(5.23)%
Cumulative excess assets (liabilities) before effect of hedging transactions	$794,794	$2,865,889	$3,996,171	$3,549,767	$2,850,517

To total assets	1.46%	5.26%	7.34%	6.52%	5.23%
Effect of hedging transactions on assets and liabilities	$101,410	$(789,000)	$(583,000)	$121,000	$196,000	$953,590

Excess assets (liabilities) after effect of hedging transactions	$896,204	$1,282,095	$547,282	$(325,404)	$(503,250)	$(1,896,927)%

To total assets	1.65%	2.35%	1.00%	(0.60)%	(0.92)%	(3.48)%
Cumulative excess assets (liabilities) after effect of hedging transactions	$896,204	$2,178,299	$2,725,581	$2,400,177	$1,896,927	$—

To total assets	1.65%	4.00%	5.00%	4.41%	3.48%

(1)	Includes interest-earning deposits.

(2)	Investment securities include market rate payment and repayment assumptions.

Table 13 presents selected quarterly consolidated financial data (in thousands, except per share data):

Table 13: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2004	2004	2004	2004	2003	2003	2003	2003
Total interest income	$624,188	$585,549	$514,644	$499,763	$475,304	$463,770	$489,713	$500,964
Total interest expense (2)	237,176	222,599	182,605	176,947	166,825	176,478	182,896	197,924

Net interest income	387,012	362,950	332,039	322,816	308,479	287,292	306,817	303,040
Provision for loan losses	27,000	25,000	32,000	43,000	40,000	36,600	42,000	43,357

Net interest income after provision for loan loss	360,012	337,950	300,039	279,816	268,479	250,692	264,817	259,683
(Loss)/Gain on investment securities, net	(24,728)	20,247	829	17,881	10,232	18,848	19,446	17,531
Total fees and other income	126,492	108,277	124,246	109,054	121,155	119,516	111,920	102,928
General and administrative and other expenses (2)	287,757	366,762	252,640	271,734	245,051	238,323	251,899	275,076

Income before income taxes	174,019	99,712	172,474	135,017	154,815	150,733	144,284	105,066
Income tax provision	36,590	17,170	41,120	32,790	42,228	41,500	40,110	29,210

Net income (1)	$137,429	$82,542	$131,354	$102,227	$112,587	$109,233	$104,174	$75,856
Contingently convertible debt expense, net of tax (3)	6,318	6,310	6,300	2,285	—	—	—	—

Net Income for EPS purposes (3)	$143,747	$88,852	$137,654	$104,512	$112,587	$109,233	$104,174	$75,856

Earnings per share:
Basic	$0.40	$0.25	$0.43	$0.34	$0.38	$0.37	$0.40	$0.29

Diluted	$0.38	$0.24	$0.41	$0.33	$0.38	$0.37	$0.37	$0.27

Market prices
High	$22.61	$22.48	$22.10	$24.51	$24.99	$19.68	$16.55	$14.49
Low	21.14	20.48	19.51	20.37	18.42	15.74	14.07	12.72
Dividends declared per common share	0.030	0.030	0.030	0.025	0.025	0.025	0.025	0.025

(1)	Net income in 2004 included after-tax charges of $20.9 million for an other-than-temporary impairment on certain investment securities for the three-month period ended December 31, 2004, $42.6 million of debt extinguishment charges and $18.2 million of merger-related charges related to the Seacoast acquisition for the three-month period ended September 30, 2004 and $15.3 million of merger-related charges related to the First Essex acquisition for the three-month period ended March 31, 2004. Net income in 2003, included after-tax charges of $18.8 million of debt extinguishment charges for the three-month period ended March 31, 2003. See Results of Operations section of Management’s Discussion and Analysis.

(2)	Effective July 1, 2003, the Company reclassified its obligations under its trust preferred securities from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” See Note 1 of Notes to Consolidated Financial Statements for additional discussion.

(3)	Effective in the fourth quarter of 2004, Sovereign adopted EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This EITF requires the potential dilution from contingently convertible debt be included in the calculation of diluted earnings per share upon the issuance of the debt and that the after-tax impact of the interest expense on this debt be added back to net income for earnings per share purposes. Sovereign issued $800 million of contingently convertible debt in the first quarter of 2004.

2004 Fourth Quarter Results

Net income for the fourth quarter of 2004 was $137.4 million, or $0.38 per diluted share, which was $54.9 million or $0.14 per diluted share higher than the third quarter and increased from the fourth quarter 2003 reported amount of $112.6 million, or $0.38 per diluted share. The improvement was primarily related to the previously mentioned debt extinguishment and merger related charges in the third quarter offset by the fourth quarter other-than-temporary impairment on FNMA and FHLMC preferred stock. The returns on average equity and average assets were 11.16% and 1.00%, respectively, for the fourth quarter of 2004, compared to 7.23% and 0.61%, respectively, for the third quarter of 2004, and 14.10% and 1.05%, respectively, for the fourth quarter of 2003. The improvement in year-over-year fourth quarter net income was driven primarily by higher net interest income due to increased earning assets from organic growth and our 2004 acquisitions of First Essex and Seacoast. Offsetting this improvement was higher expenses associated with supporting the growing franchise and lower security gains due primarily to the charge on FNMA and FHLMC preferred stock in the fourth quarter of 2004.

Net interest margin for the fourth quarter of 2004 was 3.29%, compared to 3.17% from the third quarter of 2004, and 3.39% in the fourth quarter of 2003. The increase in margin in the fourth quarter of 2004 compared to the third quarter was due to an increase in market interest rates experienced in the second half of 2004, the full quarter impact of the $500 million high cost senior note debt redemption in the third quarter, and a $2 billion deleveraging executed in the fourth quarter which reduced certain low yielding investments and higher cost FHLB advances. The primary reason for the decline in margin from the fourth quarter of 2003 is due to the prepayments and sales of higher fixed rate yielding assets.

Non-interest income for the fourth quarter of 2004 totaled $101.8 million, compared to $128.5 million for the third quarter of 2004 and $131.4 million for the fourth quarter of 2003. The fourth quarter decrease over the third quarter of 2004 was due primarily to higher levels of securities gains in the third quarter. Security gains in the third quarter were $20.2 million compared with fourth quarter losses of $24.7 million. The decrease in security gains was driven primarily by the other-than-temporary impairment pre-tax charge of $32 million on FNMA and FHLMC preferred stock. The decrease in non-interest income over the prior year was due to the impairment charge offset by increases of consumer banking fees of $14.0 million related to the expansion of our core deposit base, commercial banking fees of $4.1 million generated from the growth of our loan portfolio and deposits, and decreases in mortgage banking revenues of $11.0 million due to lower gains on sales of mortgage loans and lower gains on hedges related to loan commitments.

General and administrative expenses for the fourth quarter of 2004 were $257.3 million, compared to $237.7 million in the third quarter and $217.6 million in the fourth quarter of 2003. The primary reason for the increases are related to the First Essex and Seacoast acquisitions.

The effective income tax rate for the fourth quarter of 2004 was 21.0% compared to 17.2%, in the third quarter of 2004 and 27.3% in the fourth quarter of 2003. The effective tax rate for the fourth quarter of 2004 was benefited by the previously discussed investment impairment charge and the third quarter rate was benefited by the previously discussed debt extinguishment charge and Seacoast merger related charge.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management’s Assessment of
Internal Control Over Financial Reporting

Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2004, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.

Management is responsible for establishing and maintaining effective internal control over financial reporting. The system of internal control over financial reporting, as it relates to the financial statements, is evaluated for effectiveness by management and tested for reliability through a program of internal audits and management testing and review. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting and internal control. Ernst & Young LLP, our independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2004, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2004, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Ernst & Young LLP, our independent registered public accounting firm has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ Jay S. Sidhu	/s/ James D. Hogan

Jay S. Sidhu	James D. Hogan
Chairman, President and	Chief Financial Officer and
Chief Executive Officer	Executive Vice President

/s/ Larry K. Davis

Larry K. Davis
Corporate Controller
and Senior Vice President

Report of Independent Registered Public Accounting Firm

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.

We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Sovereign’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2003 Sovereign changed its method of accounting for trust preferred security obligations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovereign’s internal control over financial reporting as of December 31, 2004, based on the criteria established in “Internal Control – Intergrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2005

Report of Independent Registered Public Accounting Firm
On Effectiveness of Internal Control Over Financial Reporting

THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.

We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, that the Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovereign Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovereign Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Sovereign Bancorp, Inc. and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2005

Consolidated Balance Sheets

	AT DECEMBER 31,
	2004	2003
(IN THOUSANDS, EXCEPT SHARE DATA)
Assets
Cash and amounts due from depository institutions	$1,160,922	$950,302
Investment securities available for sale	7,642,558	10,102,619
Investment securities held to maturity (fair value of $3,889,002 in 2004 and $2,507,710 in 2003)	3,904,319	2,516,352
Loans (including loans held for sale of $137,478 in 2004 and $137,154 in 2003)	36,631,079	26,148,659
Allowance for loan losses	(408,716)	(327,894)

Net loans	36,222,363	25,820,765

Premises and equipment	353,337	273,278
Accrued interest receivable	226,012	190,714
Goodwill	2,125,081	1,027,292
Core deposit intangibles, net of accumulated amortization of $445,559 in 2004 and $372,924 in 2003	256,694	268,759
Bank owned life insurance	885,807	801,535
Other assets	1,694,220	1,553,713

Total Assets	$54,471,313	$43,505,329

Liabilities
Deposits and other customer accounts	$32,555,518	$27,344,008
Borrowings and other debt obligations	16,140,128	12,197,603
Advance payments by borrowers for taxes and insurance	30,542	17,966
Other liabilities	552,847	483,210

Total Liabilities	49,279,035	40,042,787

Minority interest-preferred securities of subsidiaries	203,906	202,136

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; no par value; 800,000,000 shares authorized; 350,261,512 issued in 2004 and 298,111,799 in 2003	2,949,870	1,892,126
Warrants and employee stock options issued	317,842	13,944
Unallocated common stock held by the Employee Stock Ownership Plan (3,285,872 shares in 2004 and 3,550,268 shares in 2003, at cost)	(23,707)	(26,078)
Treasury stock (1,200,470 shares in 2004 and 1,450,668 shares in 2003, at cost)	(19,136)	(21,927)
Accumulated other comprehensive loss	(108,092)	(52,924)
Retained earnings	1,871,595	1,455,265

Total Stockholders’ Equity	4,988,372	3,260,406

Total Liabilities and Stockholders’ Equity	$54,471,313	$43,505,329

     See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
(IN THOUSANDS EXCEPT PER SHARE DATA)
Interest Income:
Interest-earning deposits	$4,734	$2,141	$4,620
Investment securities:
Available for sale	501,471	584,697	614,761
Held to maturity	152,680	27,123	46,967
Interest on loans	1,565,259	1,315,790	1,393,192

Total interest income	2,224,144	1,929,751	2,059,540

Interest Expense:
Deposits and other customer accounts	303,045	320,689	458,287
Borrowings and other debt obligations	516,282	403,434	441,637

Total interest expense	819,327	724,123	899,924

Net interest income	1,404,817	1,205,628	1,159,616
Provision for loan losses	127,000	161,957	146,500

Net interest income after provision for loan losses	1,277,817	1,043,671	1,013,116

Non-interest Income:
Consumer banking fees	242,587	208,819	179,402
Commercial banking fees	123,837	107,973	95,083
Mortgage banking revenue	22,509	50,018	28,571
Capital markets revenue	19,943	27,014	14,995
Bank-owned life insurance	39,272	43,338	43,456
Miscellaneous income	19,921	18,357	17,247

Total fees and other income	468,069	455,519	378,754
Net gain on investment securities	14,229	66,057	51,431

Total non-interest income	482,298	521,576	430,185

General and Administrative Expenses:
Compensation and benefits	448,142	388,750	362,813
Occupancy and equipment	220,673	210,761	210,044
Technology expense	77,359	73,032	69,424
Outside services	53,315	53,436	49,235
Marketing expense	46,523	38,824	35,852
Other administrative	96,649	87,561	86,416

Total general and administrative expenses	942,661	852,364	813,784

Other Expenses:
Amortization of intangibles	72,635	73,835	80,274
Trust Preferred Securities and other minority interest expense (see Note 1)	22,006	42,813	62,835
Loss on debt extinguishment	63,761	29,838	—
Merger related and restructuring charges	46,359	—	15,871
Equity method investments	31,471	11,498	3,982

Total other expenses	236,232	157,984	162,962

Income before income taxes	581,222	554,899	466,555
Income tax provision	127,670	153,048	124,570

NET INCOME	$453,552	$401,851	$341,985

Earnings per share:
Basic	$1.41	$1.45	$1.32
Diluted	$1.36	$1.38	$1.23
Dividends Declared Per Common Share	$.115	$.100	$.100

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common		Warrants	Unallocated
	Shares	Common	And Stock	Stock Held
	Outstanding	Stock	Options	by ESOP
(IN THOUSANDS)
Balance, January 1, 2002	247,470	$1,416,267	$91,500	$(30,945)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Acquisition of Main Street Bancorp	11,367	148,578	—	—
Purchase payout Network Capital	166	7	—	—
Stock issued in connection with employee benefit and incentive compensation plans	2,000	14,866	—	1,864
Employee stock options issued	—	—	10,392	—
Dividends paid on common stock	—	—	—	—
Termination of acquired entity’s Employee Stock Ownership Plan	621	564	—	7,768

Balance, December 31, 2002	261,624	1,580,282	101,892	(21,313)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Purchase payout Network Capital	143	224	—	—
Exercise of warrants, net	30,627	279,091	(91,500)	—
Stock issued in connection with employee benefit and incentive compensation plans	2,534	32,529	(857)	2,387
Employee stock options issued	—	—	4,409	—
Dividends paid on common stock	—	—	—	—
Purchases of shares for Employee Stock Ownership Plan	(536)	—	—	(7,152)
Stock repurchased for employee benefit plans	(1,281)	—	—	—

Balance, December 31, 2003	293,111	1,892,126	13,944	(26,078)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Stock and stock options issued in connection with business acquisitions	48,864	997,540	35,130	—
Issuance of warrants, in connection with PIERS offering	—	—	285,435	—
Purchase payout Network Capital	85	820	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4,022	59,384	(21,156)	2,371
Employee stock options issued	—	—	4,489	—
Dividends paid on common stock	—	—	—	—
Stock repurchased for employee benefit plans	(307)	—	—	—

Balance, December 31, 2004	345,775	$2,949,870	$317,842	$(23,707)

     See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other		Total
	Treasury	Comprehensive	Retained	Stockholders
	Stock	Income (Loss)	Earnings	Equity
Balance, January 1, 2002	$(6,787)	$(33,135)	$765,581	$2,202,481
Comprehensive income:
Net income	—	—	341,985	341,985
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	149,192	—	149,192
Cash flow hedge derivative financial instruments	—	(88,048)	—	(88,048)

Total comprehensive income				403,129
Acquisition of Main Street Bancorp	(3,116)	—	—	145,462
Purchase payout Network Capital	1,993	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	1,850	—	—	18,580
Employee stock options issued	—	—	—	10,392
Dividends paid on common stock	—	—	(26,058)	(26,058)
Termination of acquired entity’s Employee Stock Ownership Plan	—	—	—	8,332

Balance, December 31, 2002	(6,060)	28,009	1,081,508	2,764,318

Comprehensive income:
Net income	—	—	401,851	401,851
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(114,651)	—	(114,651)
Cash flow hedge derivative financial instruments	—	33,718	—	33,718

Total comprehensive income				320,918
Purchase payout Network Capital	1,776	—	—	2,000
Exercise of warrants, net	—	—	—	187,591
Stock issued in connection with employee benefit and incentive compensation plans	4,881	—	—	38,940
Employee stock option issued	—	—	—	4,409
Dividends paid on common stock	—	—	(28,094)	(28,094)
Purchases of shares for Employee Stock Ownership Plan	—	—	—	(7,152)
Stock repurchased for employee benefit plans	(22,524)	—	—	(22,524)

Balance, December 31, 2003	(21,927)	(52,924)	1,455,265	3,260,406

Comprehensive income:
Net income	—	—	453,552	453,552
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,463)	—	(86,463)
Cash flow hedge derivative financial instruments	—	31,295	—	31,295

Total comprehensive income				398,384
Stock and stock options issued in connection with business acquisitions	—	—	—	1,032,670
Issuance of warrants, in connection with PIERS offering	—	—	—	285,435
Purchase payout Network Capital	1,180	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	8,188	—	—	48,787
Employee stock options issued	—	—	—	4,489
Dividends paid on common stock	—	—	(37,222)	(37,222)
Stock repurchased for employee benefit plans	(6,577)	—	—	(6,577)

Balance, December 31, 2004	$(19,136)	$(108,092)	$1,871,595	$4,988,372

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
	2004	2003	2002
(IN THOUSANDS)
Cash Flows From Operating Activities:
Net income	$453,552	$401,851	$341,985
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	127,000	161,957	146,500
Deferred taxes	17,334	14,450	(35,709)
Depreciation and amortization	161,810	156,648	141,505
Net amortization/accretion of investment securities and loan premiums and discounts	56,321	29,942	23,843
Net gain on investment securities	(14,229)	(66,057)	(51,431)
Loss on real estate owned	1,161	1,534	62
Loss (gain) on sale of fixed assets	(650)	755	938
Loss on extinguishment of debt	63,761	29,838	—
Stock based compensation	22,428	16,314	19,166
Allocation of Employee Stock Ownership Plan	2,371	2,387	1,864
Net change in:
Loans held for sale	(324)	244,901	(73,105)
Accrued interest receivable	(9,422)	(15,423)	13,677
Other assets and bank owned life insurance	(264,907)	451,045	(590,634)
Other liabilities	(24,901)	(47,570)	98,251

Net cash provided by operating activities	591,305	1,382,572	36,912

Cash Flows From Investing Activities:
Proceeds from sales of available for sale investment securities	6,514,882	2,929,137	3,588,268
Proceeds from repayments and maturities of investment securities:
Available for sale	1,888,103	4,634,956	3,083,427
Held to maturity	459,345	267,718	255,030
Net change of FHLB stock	(174,987)	(30,699)	(55,480)
Purchases of investment securities:
Available for sale	(6,232,751)	(9,112,252)	(6,299,150)
Held to maturity	(447,099)	(40)	(834)
Proceeds from sales of loans	1,991,663	4,179,452	2,806,995
Purchase of loans	(4,573,274)	(4,646,739)	(2,773,784)
Net change in loans other than purchases and sales	(2,622,126)	(3,144,925)	(2,786,440)
Proceeds from sales of fixed assets and real estate owned	22,880	20,625	22,967
Purchases of premises and equipment	(96,268)	(49,419)	(36,675)
Net cash (paid) received from business combinations	(208,237)	—	207,704

Net cash used in investing activities	(3,477,869)	(4,952,186)	(1,987,972)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits and other customer accounts	297,482	494,574	2,230,510
Net increase/(decrease) in borrowings and other debt obligations	1,909,988	1,950,686	(72,485)
Proceeds from senior credit facility and subordinated notes	1,397,710	2,012,925	—
Proceeds from issuance of Warrants in connection with the issuance of the Contingent
Convertible Trust Preferred Equity Income Redeemable Securities	285,435	—	—
Repayments of borrowings and other debt obligations	(796,010)	(889,640)	(125,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	11,558	808	(3,785)
Repurchase of trust preferred securities	—	(188,426)	(12,836)
Proceeds from issuance of common stock	34,080	31,673	15,437
Termination of acquired ESOP	—	—	7,768
Purchase of shares for Sovereign ESOP	—	(7,152)	—
(Purchase)/issuance of treasury stock	(5,837)	(17,643)	2,844
Net proceeds from the exercise of warrants	—	187,591	—
Cash dividends paid to stockholders	(37,222)	(28,094)	(26,058)

Net cash provided by financing activities	3,097,184	3,547,302	2,016,395

Net change in cash and cash equivalents	210,620	(22,312)	65,335
Cash and cash equivalents at beginning of year	950,302	972,614	907,279

Cash and cash equivalents at end of year	$1,160,922	$950,302	$972,614

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
	2004	2003	2002
(IN THOUSANDS)
Income taxes paid	$31,964	$147,678	$170,443
Interest paid	785,794	704,084	885,831

Non-cash Transactions: During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments from the available for sale category to the held to maturity category. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, Sovereign Bancorp, Inc. issued 36,176,376 shares in partial consideration for the acquisition of Seacoast Financial Services Corporation (“Seacoast”). See Note 3 for further discussion.

On December 31, 2003 in accordance with FASB Interpretation No. 46, Sovereign Bancorp, Inc. deconsolidated its capital trust entities resulting in an increase of $54.5 million in borrowings and held-to-maturity investments. Also at this time, Sovereign reclassified $2.1 billion of investments from the available-for-sale category to the held-to-maturity category.

On March 8, 2002, Sovereign Bancorp, Inc. issued 11,367,000 shares as partial consideration for the acquisition of Main Street Bancorp, Inc. (see footnote 27). Other non-cash activity consisted of mortgage loan securitizations of $169 million in 2003, and $776 million in 2002.

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Sovereign Bancorp, Inc. and subsidiaries (“Sovereign” or “the Company”) is a Pennsylvania business corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, consumer and residential mortgage loans in those communities. Additionally, Sovereign purchases residential mortgage loans and other consumer loans and lines of credit throughout the United States.

The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with United States generally accepted accounting principles.

     a. Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.

     b. Use of Estimates — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c. Per Share Information — Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and our 2003 warrants (which were exercised in September 2003) is calculated using the treasury stock method for purposes of weighted average diluted shares.

On September 30, 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” which indicated that such instruments be accounted for under the if-converted method for diluted earnings per share purposes prior to the stock price exceeding levels which allow the holder to convert. Prior to this consensus, contingently convertible debt was not included in diluted earnings per share until the stock price which would allow conversion had been reached. Sovereign’s contingently convertible debt issued in February 2004, does not allow conversion until Sovereign’s common stock reaches a level of approximately $39.87 per share (see Note 12) and accordingly was not included in diluted earnings per share prior to the adoption of EITF 04-8. Effective in the fourth quarter of 2004, Sovereign was required to adopt this pronouncement retroactively, and as a result, prior period earnings per share were restated as required by EITF 04-8. See Note 23 for the calculation of earnings per share.

     d. Revenue Recognition — Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, compensation balances, interchange income, mortgages servicing (net of amortization and write-downs of servicing rights), underwriting, gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income is gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Income from bank-owned life insurance is recognized as earned.

     e. Investment Securities — Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary for its investments in marketable equity securities and debt instruments, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.

     f. Loans Held for Sale – Mortgage loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value below its carrying amount charged to the allowance for loan losses. Any subsequent decline in the estimated fair value of loans held for sale are included as a reduction of mortgage banking revenues in the consolidated statements of operations.

     g. Mortgage Servicing Rights — Sovereign sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. MSRs, when purchased, are initially recorded at cost. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. The carrying values of MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

Mortgage servicing rights are evaluated for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For purposes of determining impairment, the mortgage servicing rights are stratified by certain risk characteristics and underlying loan strata that include, but are not limited to, interest rate bands, and further into residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced with an offsetting credit to income.

Mortgage servicing rights are also reviewed for permanent impairment. Permanent impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation reserve is applied as a direct write-down to the carrying value of the mortgage servicing right. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. See Note 8 for additional discussion.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (Continued)

     h. Allowance for Loan Losses — An allowance for loan losses is maintained at a level that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans that have losses, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience adjusted for current trends, and (ii) an unallocated allowance based on both general economic conditions and other risk factors in the Company’s loan portfolios, and to account for a level of imprecision in management’s estimation process.

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

These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on an annual basis.

     i. Loans — Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs and premiums associated with purchase loans are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the level yield method. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and 120 days or more delinquent for residential and consumer loans (except residential real estate secured loans with loan to values less than 50%) or sooner if management believes the loan has become impaired.

A non-accrual loan is a loan in which it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance. In order for a non-accrual loan to revert to accruing status, all delinquent interest must be paid and Sovereign must approve a repayment plan.

Consumer loans and any portion of residential real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.

As set forth by the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure,” Sovereign defines impaired loans as non-accrual, non-homogeneous loans and certain other loans that are still accruing, that management has specifically identified as being impaired.

     j. Premises and Equipment — Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements	Remaining lease term
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years

Expenditures for maintenance and repairs are charged to expense as incurred.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (Continued)

     k. Other Assets - Other assets at December 31, 2004 were $1.7 billion compared to $1.6 billion at December 31, 2003. Included in other assets at December 31, 2004 and December 31, 2003 were $232 million and $45 million of receivables from investment security sales, respectively, $431 million and $391 million of assets associated with our precious metals business, respectively, $221 million and $122 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $106 million and $155 million, respectively.

     l. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $15.2 million and $20.3 million at December 31, 2004 and December 31, 2003, respectively.

     m. Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represent the cash surrender value for life insurance policies for certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash surrender value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes.

     n. Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

     o. Derivative Instruments and Hedging Activity — Sovereign enters into certain derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”: Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying consolidated balance sheet. Amounts are reclassified from accumulated other comprehensive income to the statement of operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur. See Note 21 for further discussion.

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the statement of operations.

     p. Forward Exchange — Sovereign enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are recorded at fair value based on current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.

     q. Consolidated Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

     r. Prior Year Reclassifications – Certain amounts in the financial statements of prior periods have been reclassified to conform with the 2004 presentation.

     s. Goodwill and Core Deposit Intangibles — Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists.

Effective January 1, 2002, Sovereign adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” under which goodwill is no longer amortized, but is subject to an annual impairment test. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. No impairment charges were required to be recorded in 2004, 2003 and 2002. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined.

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (Continued)

     t. Asset Securitizations — Sovereign has securitized mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment under SFAS No. 140, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in noninterest income.

Retained interests in the subordinated tranches and interest-only strips are recorded at their estimated fair value and included in the available for sale securities portfolio. Any decline in the estimated fair value below the carrying amount that is determined to be other-than-temporary is charged to earnings in the statement of operations. The Company uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent accounting period in accordance with SFAS No. 140. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. Refer to Note 22 for further analysis of the assumptions used in the determination of fair value.

     u. Marketing expense — Marketing costs are expensed as incurred.

     v. Stock Based Compensation — Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Management elected to adopt this new method since it believed it was the preferable method of accounting in this area. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.

For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and for providing the pro forma disclosures required under SFAS No. 148, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2004	2003	2002
Expected volatility	.296 - .317	.324 - .348	.346 - .383
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$20.37 – $22.72	$13.10 - $22.97	$12.77 - $15.10
Exercise price	$20.37 – $22.72	$13.10 - $22.97	$12.77 - $15.10
Weighted average exercise price	$22.56	$13.16	$12.86
Weighted average fair value	$8.01	$4.76	$5.27
Expected dividend yield	.45% - .55%	.42% - .77%	.66% - .78%
Risk-free interest rate	2.80% – 4.23%	2.70% - 3.80%	3.01% - 5.05%
Vesting period in years	5	5	1 - 5

Expected volatility is based on the historical volatility of Sovereign’s stock price. Sovereign utilizes historical data to predict options expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.

The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in all years presented.

	2004		2003		2002
Net Income, as reported and for basic EPS	$453,552		$401,851		$341,985
Contingently convertible trust preferred expense, net of tax	21,212		—		—

Net Income for diluted EPS	474,764		401,851		341,985
Add: Stock-option expense included in reported net income, net of related tax effects	2,917	(1)	3,081	(1)	9,249	(1)
Deduct: Total stock-option expense determined under the fair value based method for all awards, net of related tax benefits	(3,088)		(3,667)		(15,049)

Pro forma net income for diluted EPS	$474,593		$401,265		$336,185

Pro forma net income for basic EPS	$453,381		$401,265		$336,185

Basic earnings per share	$1.41		$1.45		$1.32
Diluted earnings per share	$1.36		$1.38		$1.23
Pro forma basic earnings per share	$1.41		$1.45		$1.30
Pro forma diluted earnings per share	$1.35		$1.38		$1.21

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (Continued)

(1)	The majority of Sovereign’s 2002 stock options were granted in January 2002 with one year vesting periods. However, the majority of the 2004 and 2003 stock option awards were granted with 5 year vesting periods. This resulted in higher 2002 stock option expense compared to 2004 and 2003.

     w. Trust Preferred Securities – Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was classified within other expenses since the obligation was classified on the consolidated balance sheet as “Company – obligated mandatorily redeemable preferred securities”. Management believes it is preferable to classify these trust preferred securities as a component of borrowings and other debt obligations because the mandatory redemption features of the trust preferred securities is a characteristic of a liability as defined by FASB Concept Statement No. 6, versus minority interest or equity. This change in accounting policy did not have any impact on consolidated stockholders’ equity or net income; however, it did result in an increase in liabilities of $207.6 million at July 1, 2003 and an increase of $8 million in interest expense, with a corresponding decrease in other expense, for 2003. Prior periods have not been adjusted to conform with this change in accounting policy. On December 31, 2003, Sovereign deconsolidated capital trust entities that issued trust preferred securities upon adoption of FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” effective December 31, 2003. The deconsolidation resulted in the Company reflecting subordinated debt payable to the capital trust entities as a liability in its consolidated balance sheet.

     x. Equity Method Investments — During the second quarter of 2004, Sovereign made a $60 million investment in a Synthetic Fuel Partnership. Sovereign will amortize this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in investment value and our allocation of the partnerships earnings or losses are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. Sovereign recorded $20.9 million of expense related to this investment in 2004. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships. As a result of the increasing significance of our equity method investment portfolio, Sovereign reclassified the income statement effects of these investments to other expenses in 2004. Prior period amounts have been reclassified to conform to the current period presentation.

Note 2 — Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued statement of position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part to credit quality. This statement limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004. This pronouncement is not anticipated to have a material impact to Sovereign upon adoption.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (R), a revision of FASB statement No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123 (R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123 in 2002, the impact of SFAS No.123 (R) is not expected to be material.

Notes to Consolidated Financial Statements

Note 3 — Business Combinations

On February 6, 2004 Sovereign completed the acquisition of First Essex, a commercial bank holding company headquartered in Andover, Massachusetts. The results of First Essex’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 12.7 million shares of common stock and exchanged Sovereign stock options for existing First Essex options, whose combined value totaled $209.4 million, and made cash payments of $208.2 million to acquire and convert all outstanding First Essex shares and employee stock options and pay associated fees. The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. The First Essex acquisition has added eleven full-service banking offices in northern Massachusetts and nine full-service banking offices in southern New Hampshire to Sovereign Bank’s franchise.

The preliminary purchase price was allocated to the acquired assets and liabilities of First Essex based on fair value as of February 6, 2004. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$395.0
Total loans, net	1,183.5
Cash paid, net of cash acquired	(199.0)
Premises and equipment, net	9.4
Prepaid expenses and other assets	71.7
Core deposit intangible	15.5
Goodwill	258.9

Total assets	$1,735.0

Liabilities
Deposits:
Core	$777.0
Time	488.6

Total deposits	1,265.6
Borrowings and other debt obligations	237.0
Other liabilities (1)	23.0

Total liabilities	$1,525.6

(1)	Includes liabilities of $15.6 million directly associated with the transaction which were recorded as part of the purchase price, of which $11.3 million represents amounts that were payable to First Essex senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

In connection with the First Essex acquisition, Sovereign recorded charges against its earnings for the twelve-month period ended December 31, 2004 for merger related expenses of $22.7 million pre-tax ($14.8 million net of tax).

These merger-related expenses include the following:

Branch and office consolidations	$14,202
System conversions	3,160
Employee benefits and other	5,334

Total	$22,696

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

Notes to Consolidated Financial Statements

Note 3 — Business Combinations (continued)

Additionally, Sovereign recorded an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies.

On July 23, 2004, Sovereign completed the acquisition of Seacoast, a commercial bank holding company headquartered in New Bedford, Massachusetts, and the results of Seacoast’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 36.2 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, with a combined value of $817.5 million, and made cash payments of $256.2 million to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the closing date of the acquisition since the final consideration was subject to change based upon the value of Sovereign’s stock price immediately preceding the closing date of the transaction. The Seacoast acquisition added 67 banking offices throughout southeastern Massachusetts.

The preliminary purchase price was allocated to the acquired assets and liabilities of Seacoast based on fair value as of July 23, 2004. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$692.0
Loans:
Commercial	966.4
Consumer	1,015.2
Residential	2,120.4

Total loans	4,102.0
Less allowance for loan losses	(49.4)

Total loans, net	4,052.6
Cash paid, net of cash acquired	(9.2)
Premises and equipment, net	56.5
Prepaid expenses and other assets	39.5
Core deposit intangible	45.0
Goodwill	838.9

Total assets	$5,715.3

Liabilities
Deposits:
Core	$2,451.5
Time	1,202.9

Total deposits	3,654.4
Borrowings and other debt obligations	1,158.5
Other liabilities (1)	84.9

Total liabilities	$4,897.8

(1)	Includes liabilities of $49.9 million directly associated with the transaction which were recorded as part of the purchase price, of which $13.8 million represents contract termination costs and $12.4 million represents amounts that were payable to Seacoast senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

In connection with the Seacoast acquisition, Sovereign recorded charges against its earnings for the twelve-month period ended December 31, 2004 for merger-related expenses of $23.7 million pre-tax ($15.4 million net of tax).

These merger-related expenses include the following:

Branch and office consolidations	$5,201
System conversions	6,528
Retail banking conversion costs and other	11,934

Total	$23,663

The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the third and fourth quarters of 2004 as a result of the Seacoast acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference

Notes to Consolidated Financial Statements

Note 3 — Business Combinations (Continued)

will be reflected as either additional merger-related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2020.

Sovereign recorded premiums in connection with the First Essex and Seacoast acquisitions of $10.4 million, $49.6 million, $11.6 million and $10.2 million on acquired investment securities, loans, certificates of deposits, and borrowings and other debt obligations. The premiums on investment securities are amortized to interest income over their respective estimated life of 3 years based on the effective duration of the securities to approximate a constant yield to maturity. The premium on term deposits is amortized to interest expense over their weighted average contractual lives ranging from 4 to 5 years to approximate a constant yield to maturity. The premiums on loans is amortized to interest income over their estimated lives of 2 to 3 years based on the prepayment assumptions and the contractual features of each loan (such as interest rates, loan term, origination date, etc.) to approximate a constant yield to maturity. The premium on borrowings and other debt obligations is amortized to interest expense over their weighted average maturity for periods up to 7 years to approximate a constant yield to maturity. The core deposit intangibles established for First Essex and Seacoast are being amortized to expense on an accelerated basis over 7 to 10 years.

In 2002, Sovereign recorded merger related and restructuring charges related to the Main Street acquisition of $15.9 million. Of this amount, $11.3 million was related to branch and office consolidations, $3.5 million was related to system conversions and $1.0 million was recorded for community grants. These charges were expensed and are included within “Merger related and restructuring charges” in the Consolidated Statements of Operations.

The status of reserves related to restructuring activities is summarized as follows:

	Main Street	First Essex	Seacoast
	acquisition	acquisition	acquisition	Total
Reserve balance at December 31, 2003	$5,566	$—	$—	$5,566
Charge recorded in earnings	—	22,696	23,663	46,359
Amount provided in purchase accounting (Goodwill)	—	15,593	49,871	65,464
Payments	(2,255)	(22,463)	(22,312)	(47,030)

Reserve balance as of December 31, 2004	$3,311	$15,826	$51,222	$70,359

Note 4 — Goodwill and Core Deposit Intangible Assets

The Company adopted SFAS No. 142 and discontinued amortizing goodwill effective January 1, 2002. See Note 1 for a discussion of the Company’s accounting policies with regards to goodwill and core deposit intangible assets. Sovereign recorded goodwill of $1.1 billion in 2004 in connection with its acquisition of First Essex and Seacoast, which represented the change in goodwill from December 31, 2003 to December 31, 2004. Sovereign’s core deposit intangible assets balance decreased to $256.7 million at December 31, 2004 from $268.8 million at December 31, 2003. This decrease was a result of core deposit intangible amortization of $72.6 million in 2004, which was partially offset by core deposit intangible assets of $60.5 million recorded in connection with the First Essex and Seacoast acquisitions.

The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 related to acquisitions completed in 2004 and prior periods is:

YEAR	AMOUNT
2005	$68,252
2006	60,461
2007	52,625
2008	38,133
2009	16,945

Note 5 — Restrictions on Cash and Amounts Due From Depository Institutions

Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2004 and 2003 were $199 million and $477 million, respectively.

Notes to Consolidated Financial Statements

Note 6 — Investment Securities

The amortized cost and estimated fair value of investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2004				2003
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Investment Securities
Available for sale:
U.S. Treasury and government agency securities	$54,273	$—	$352	$53,921	$9,328	$—	$9	$9,319
Debentures of FHLB, FNMA and FHLMC	58,397	243	152	58,488	12,402	—	63	12,339
Corporate debt and asset-backed securities	207,129	8,928	—	216,057	325,306	29,073	—	354,379
Equity securities (1)	1,554,464	5,308	1,605	1,558,167	1,162,115	13,052	14,569	1,160,598
State and municipal securities	5,277	22	7	5,292	18,155	2,102	125	20,132
Mortgage-backed Securities:
U.S. government agencies	954,467	5,721	3,923	956,265	1,423,553	18,463	1,406	1,440,610
FHLMC and FNMA securities	2,355,521	6,621	16,528	2,345,614	4,944,586	42,249	10,954	4,975,881
Non-agencies	2,460,567	3,300	15,113	2,448,754	2,119,355	12,577	2,571	2,129,361

Total investment securities available for sale	$7,650,095	$30,143	$37,680	$7,642,558	$10,014,800	$117,516	$29,697	$10,102,619

Held to Maturity
Investment Securities:
U.S. Treasury and government agency securities	$11,432	$44	$32	$11,444	$—	$—	$—	$—
Debentures of FHLB, FNMA and FHLMC	561	10	—	571	—	—	—	—
Corporate debt and asset-backed securities	36,566	—	—	36,566	56,057	4,696	—	60,753
State and municipal securities	824,331	11,232	8,652	826,911	754,240	5,950	11,531	748,659
Mortgage-backed Securities:
U.S. government agencies	115,222	3,017	7	118,232	127,007	1,277	—	128,284
FHLMC and FNMA securities	1,951,449	10,234	28,758	1,932,925	1,577,107	11,988	20,997	1,568,098

Non-agencies	964,758	3,119	5,524	962,353	1,941	6	31	1,916

Total investment securities held to maturity	$3,904,319	$27,656	$42,973	$3,889,002	$2,516,352	$23,917	$32,559	$2,507,710

(1)	Equity securities are primarily composed of FHLB stock and preferred stock of FNMA and FHLMC.

During the second quarter of 2004 and the fourth quarter of 2003, Sovereign reclassified $1.4 billion and $2.1 billion, respectively, of available for sale securities to held to maturity as management determined these investments would not be sold and would be held to maturity.

Notes to Consolidated Financial Statements

Note 6 - Investment Securities (Continued)

The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2004 (in thousands):

	AT DECEMBER 31, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale and held to maturity investment securities:
U.S. Treasury and government agency securities	$60,220	$384	$—	$—	$60,220	$384
Debentures of FHLB, FNMA and FHLMC	30,904	152	—	—	30,904	152
Equity securities (1)	121,495	1,605	—	—	121,495	1,605
State and municipal securities	98,856	1,072	186,295	7,587	285,151	8,659
Mortgage-backed Securities:
U.S. government agencies	392,472	3,930	—	—	392,472	3,930
FHLMC and FNMA securities	2,330,551	27,027	855,084	18,259	3,185,635	45,286
Non-agencies	2,078,281	18,837	68,554	1,800	2,146,835	20,637

Total investment securities available for sale and held to maturity	$5,112,779	$53,007	$1,109,933	$27,646	$6,222,712	$80,653

(1)	Equity securities above are primarily related to FHLMC preferred stock.

As of December 31, 2004, management has concluded that the unrealized losses above (which consisted of 209 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. The losses above (with the exception of the equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

Proceeds from sales of investment securities classified as available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Proceeds from sales	$6,514,882	$2,929,137	$3,588,268

Gross realized gains	57,587	75,006	62,696
Gross realized losses	(10,334)	(419)	(2,656)

Net realized gains	$47,253	$74,587	$60,040

Not included in the 2004 amount above was an other-than-temporary impairment charge of $32.1 million on FNMA and FHLMC preferred stock. Based on the recent events at these issuers and the anticipated interest rate environment expected in the near term, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.

Not included in the 2004, 2003 and 2002 amounts above were impairment charges of $0.9 million, $7.4 million and $4.8 million, respectively, related to our retained interests in securitizations. These impairment losses were due to increased loss assumptions on our home equity loan, boat loan, and recreational vehicle loan securitizations. These assumptions were based on a combination of recent historical loss experience and a forward looking projection of losses based on the credit quality of the portfolio. Additionally, 2003 and 2002 amounts had impairment charges of $1.1 million and $4.0 million, respectively, related to our venture capital and equity method investments. The charge in 2003 related to an investment in a publicly traded company. We had acquired shares in this entity in the third quarter of 2002 at $17.89 per share. The investee went public in December 2002. At March 31, 2003, the trading price was $10.41. We determined, based on the future outlook on the investee’s stock price, that it was other than temporarily impaired at March 31, 2003 and therefore

Notes to Consolidated Financial Statements

Note 6 - Investment Securities (Continued)

wrote down our book value to that amount. The impairment charge in 2002 related to two non-public investment funds in which Sovereign owned a minority interest of 1% and 2%, respectively. This charge was based on updated valuations that were received in the third quarter of 2002 that indicated our proportional share of the fund was impaired.

Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2004 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2004(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(2)
U.S. Treasury and government agency	$30,830	$23,091	$—	$—	$53,921	2.96%
Debentures of FHLB, FNMA and FHLMC	47,491	10,997	—	—	58,488	3.28%
Corporate debt and asset backed securities	36,967	178,974	113	3	216,057	4.19%
Equity securities (1)	—	—	—	1,558,167	1,558,167	5.82%
State and Municipal securities	223	1,050	2,404	1,615	5,292	10.01%
Mortgage-backed Securities(2):
U.S. government agencies	110,081	413,193	259,384	173,607	956,265	4.67%
FHLMC and FNMA securities	457,504	1,113,074	556,737	218,299	2,345,614	4.32%
Non-agencies	787,894	1,293,664	283,475	83,721	2,448,754	5.03%

Total Fair Value	$1,470,990	$3,034,043	$1,102,113	$2,035,412	$7,642,558	4.88%

Weighted average yield	4.61%	4.71%	4.58%	5.49%	4.88%

Total Amortized Cost	$1,473,814	$3,053,288	$1,097,159	$2,025,834	$7,650,095

(1)	Equity securities are primarily composed of FHLB stock and preferred stock of FNMA and FHLMC.

Maturities and yields of Sovereign’s investment securities classified as held to maturity at December 31, 2004 are as follows (in thousands):

	INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2004(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(2)
U.S. Treasury and government agency	$4,142	$7,290	$—	$—	$11,432	3.15%
Corporate debt and asset backed securities	250	355	—	35,961	36,566	5.69%
State and Municipal securities	1,812	7,385	815,124	10	824,331	6.90%
Debentures of FHLB, FNMA and FHLMC	561	—	—	—	561	6.45%
Mortgage-backed Securities (2)
U.S. government agencies	9,827	35,492	30,003	39,900	115,222	5.32%
FHLMC and FNMA securities	381,368	891,531	504,402	174,148	1,951,449	4.27%
Non-agencies	380,941	446,355	103,040	34,422	964,758	4.98%

Total Amortized Cost	$778,901	$1,388,408	$1,452,569	$284,441	$3,904,319	5.04%

Weighted-average yield (3)	4.54%	4.56%	5.82%	4.78%	5.04%

Total Fair Value	$774,107	$1,365,188	$1,463,374	$286,333	$3,889,002

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in note 2 below.

(2)	Mortgage-backed securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

Nontaxable interest and dividend income earned on investment securities was $75.4 million, $44.6 million and $28.8 million for years ended December 31,

Notes to Consolidated Financial Statements

Note 6 — Investment Securities (Continued)

2004, 2003 and 2002, respectively. Tax expense related to net realized gains and losses from sales of investment securities for the years ended December 31, 2004, 2003 and 2002 were $16.5 million, $26.1 million and $21.0 million, respectively. Investment securities with an estimated fair value of $5.2 billion and $5.6 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2004 and 2003, respectively.

Note 7 — Loans

A summary of loans included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2004	2003
Commercial real estate loans(1)	$5,824,133	$4,702,046
Commercial and industrial loans(2)	8,040,107	6,361,640

Total Commercial Loans	13,864,240	11,063,686

Home equity loans	9,577,657	6,457,682
Auto loans	4,205,547	3,240,383
Other	486,140	312,224

Total Consumer Loans	14,269,344	10,010,289

Residential real estate loans	8,497,495	5,074,684

Total Loans (3)	$36,631,079	$26,148,659

Total Loans with:
Fixed rate	$21,145,915	$15,171,129
Variable rate	15,485,164	10,977,530

Total Loans (3)	$36,631,079	$26,148,659

(1)	Includes multifamily loans of $463.4 million and $348.6 million at December 31, 2004 and 2003, respectively.

(2)	Includes automotive floor plan loans of $868.8 million and $614.4 million at December 31, 2004 and 2003, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $233.7 million and $164.1 million at December 31, 2004 and 2003, respectively. Loans pledged as collateral for borrowings totaled $13.3 billion and $11.5 billion at December 31, 2004 and 2003, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2003.

Related party loans at December 31, 2003	$27,318
Additions	67,812
Loan repayments and loan sales	(35,782)

Related party loan balance at December 31, 2004	$59,348

Notes to Consolidated Financial Statements

Note 7 – Loans (continued)

The activity in the allowance for loan losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Balance, beginning of period	$327,894	$298,750	$264,667
Allowance acquired from acquisitions	64,105	—	14,877
Provision for loan losses	127,000	161,957	146,500
Charge-offs:
Residential(1)	1,890	4,313	8,186
Commercial	77,499	101,597	85,931
Consumer	73,859	59,478	68,528

Total charge-offs	153,248	165,388	162,645
Recoveries:
Residential	847	1,465	525
Commercial	12,825	7,531	6,082
Consumer	29,293	23,579	28,744

Total recoveries	42,965	32,575	35,351

Charge-offs, net of recoveries	110,283	132,813	127,294

Balance, end of period	$408,716	$327,894	$298,750

(1)	The 2002 residential charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarters of 2002.

Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2004	2003
Impaired loans with a related allowance	$209,798	$308,615
Impaired loans without a related allowance	—	—

Total impaired loans	$209,798	$308,615

Allowance for impaired loans	$39,711	$68,375

Total Non-performing loans	$143,573	$199,380

Total loans past due 90 days as to interest or principal and accruing interest	$38,914	$36,925

Interest income recognized on non-accruing and restructured loans for the years ended December 31, 2004, 2003 and 2002 was $20.2 million, $13.3 million and $9.5 million, respectively. If these loans had been current in accordance with their original terms, gross interest income for the years ended December 31, 2004, 2003 and 2002 would have increased by approximately $7.5 million, $7.3 million and $7.6 million, respectively.

Notes to Consolidated Financial Statements

Note 8 — Mortgage Servicing Rights

At December 31, 2004, 2003 and 2002, Sovereign serviced loans for the benefit of others totaling $6.3 billion, $6.5 billion, and $6.1 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1. Sovereign had gains on the sales of mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by Sovereign of $25.8 million, $57.8 million, and $42.0 million in 2004, 2003 and 2002, respectively.

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Gross balance, beginning of year	$89,646	$79,450	$60,998
Net servicing assets recognized	17,399	49,941	35,747
Amortization	(18,895)	(27,398)	(17,295)
Write-off of servicing assets	(7,110)	(12,347)	—

Gross balance, end of year	81,040	89,646	79,450
Valuation allowance	(7,083)	(12,400)	(23,952)

Balance, end of year	$73,957	$77,246	$55,498

The fair value of our mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing right for the periods presented.

	December 31, 2004	December 31, 2003	December 31, 2002
CPR speed	16.53%	19.51%	29.35%
Escrow credit spread	3.92%	4.00%	4.00%

A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Balance, beginning of period	$12,400	$23,952	$10,280
Write-offs of reserves	(7,110)	(12,347)	—
Increase/(decrease) in valuation allowance for mortgage servicing rights	1,793	795	13,672

Balance, end of year	$7,083	$12,400	$23,952

During 2004 and 2003, Sovereign wrote off $7.1 million and $12.3 million of servicing assets due to the realization that certain loan stratas had become permanently impaired. Each reporting period, Sovereign analyzes each loan stratification’s current book value compared against its initial servicing value. A determination is then made as to whether this decline is permanent by analyzing various factors such as the duration of the impairment and our expectation of future assumptions that impact the fair value of the loan strata. If the impairment is deemed permanent the mortgage servicing asset is written off against the mortgage servicing valuation reserve.

Notes to Consolidated Financial Statements

Note 9 — Premises and Equipment

A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2004	2003
Land	$24,439	$13,427
Office buildings	153,661	98,724
Furniture, fixtures, and equipment	307,649	263,812
Leasehold improvements	124,500	97,719
Automobiles and other	1,585	1,106

	611,834	474,788
Less accumulated depreciation	(258,497)	(201,510)

Total premises and equipment	$353,337	$273,278

Included in occupancy and equipment expense for 2004, 2003 and 2002 was depreciation expenses of $60.6 million, $52.7 million and $49.5 million, respectively.

Note 10 — Accrued Interest Receivable

Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2004	2003
Accrued interest receivable on:
Investment securities	$51,977	$69,158
Loans	174,035	121,556

Total interest receivable	$226,012	$190,714

Notes to Consolidated Financial Statements

Note 11 — Deposits

Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2004			2003
	Balance	Percent	Rate	Balance	Percent	Rate
Demand deposit accounts	$5,087,531	15%	—%	$4,306,376	16%	—%
NOW accounts	7,838,584	24	0.98	6,068,163	22	0.46
Customer repurchase agreements	837,643	3	1.44	1,017,544	4	0.63
Savings accounts	3,807,099	12	0.61	3,098,892	11	0.50
Money market accounts	7,870,288	24	1.24	6,843,131	25	0.95
Certificates of deposit	7,114,373	22	2.32	6,009,902	22	2.40

Total deposits	$32,555,518	100%	1.15%	$27,344,008	100%	0.95%

Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
NOW accounts	$56,503	$50,398	$54,009
Customer repurchase agreements	7,462	7,154	14,029
Savings accounts	19,417	22,403	38,413
Money market accounts	81,992	68,458	99,161
Certificates of deposit	137,671	172,276	252,675

Total interest expense on deposits	$303,045	$320,689	$458,287

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2004 as scheduled to mature contractually (in thousands):

Three months or less	$930,530
Over three through six months	482,235
Over six through twelve months	359,517
Over twelve months	517,515

Total	$2,289,797

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2004 as scheduled to mature contractually (in thousands):

2005	$5,343,318
2006	1,090,972
2007	356,261
2008	126,224
2009	167,159
Thereafter	30,439

Total	$7,114,373

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.2 billion and $3.0 billion at December 31, 2004 and December 31, 2003, respectively.

Notes to Consolidated Financial Statements

Note 12 — Borrowings and Other Debt Obligations

The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2004		2003
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE
Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$613,239	2.76%	$1,793,391	1.13%
Overnight federal funds purchased	970,100	2.29	400,000	0.97
Federal Home Loan Bank (FHLB) advances, maturing through February 2013	10,623,394	3.80	6,755,330	3.55
Asset-backed floating rate notes, due April 2013	821,000	2.79	821,000	1.53
Asset-backed secured financing due November 2008	1,150,000	(1.06)	750,074	(2.01)
5.125% subordinated debentures, due March 2013	482,392	3.66	475,542	2.14
4.375% subordinated debentures, due August 2013	299,747	4.40	299,724	4.40
Holding company borrowings and other debt obligations
Senior credit facility, maturing May 2005	50,000	3.60	50,000	2.67
8.625% senior notes, due March 2004	—	—	35,790	8.67
10.25% senior notes, due May 2004	—	—	37,568	10.25
10.50% senior notes, due November 2006	—	—	522,432	7.74
Floating rate senior notes, due September 2006	299,500	2.74	—	—
Junior subordinated debentures due to Sovereign Capital Trust I	77,014	5.82	99,044	5.80
Junior subordinated debentures due to Sovereign Capital Trust III	97,613	5.94	97,657	4.44
Junior subordinated debentures due to MBNK Capital Trust I	—	—	10,309	9.63
Junior subordinated debentures due to ML Capital Trust I	28,365	7.05	49,742	7.62
Junior subordinated debentures due to Sovereign Capital Trust IV	525,370	7.55	—	—
Junior subordinated debentures due to First Essex Capital Trust I	10,606	10.88	—	—
Junior subordinated debentures due to First Essex Capital Trust II	16,934	4.71	—	—
Junior subordinated debentures due to Seacoast Capital Trust I	59,390	8.50	—	—
Junior subordinated debentures due to Seacoast Capital Trust II	15,464	6.65	—	—

Total borrowings and other debt obligations	$16,140,128	3.43%	$12,197,603	2.86%

Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to Sovereign substantially similar securities at the maturity of the agreements. The broker/dealers who participate with Sovereign in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York. Securities underlying sales of securities under repurchase agreements consisted of investment securities that had an amortized cost of $603.9 million and a market value of $598.0 million at December 31, 2004. At December 31, 2004, Sovereign has securities sold under repurchase agreements with Merrill Lynch of $450 million, which had a weighted average maturity of 6 months. The amount of securities sold under repurchase agreements which mature within 30 days is $175 million, within 30 to 90 days is $250 million and over 90 days is $190 million.

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

In November of 2003, Sovereign entered into a $750 million financing transaction with an international bank. Under the terms of the arrangement, assets of Sovereign were transferred to a newly formed foreign consolidated SPE. Since Sovereign has an obligation to repurchase the investment in the SPE made by the international bank, the transaction is treated as a borrowing and as such both the assets transferred to the SPE and the related floating rate borrowing are reflected on Sovereign’s consolidated balance sheet. This debt bears interest at one-month LIBOR plus 0.50% (50 basis points) minus an adjustable spread which was approximately 3.8% in 2004 and 2003. This financing arrangement will expire no later than November 2008 and may be terminated prior to that time with 30 days notice by either party. In December 2004, Sovereign entered into an additional $400 million financing transaction with the same international bank under substantially the same terms as the $750 million November 2003 transaction. This debt bears interest at one-month LIBOR plus 0.75% (75 basis points) minus a fixed spread of 3.60% and will expire not later than November 2008 and may be terminated prior to that time with 30 days

Notes to Consolidated Financial Statements

Note 12 — Borrowings and Other Debt Obligations (Continued)

notice by either party. The international bank can provide these funds to the Company under the above terms because of collateral levels that Sovereign must maintain as well as certain tax benefits the international bank receives as the result of entering into this financing transaction.

The senior credit facility with Bank of Scotland consists of a $400 million revolving line and a $50 million term note. The revolving line provides $400 million of capacity through November 2005. There was no amount outstanding under the revolving line at December 31, 2004. The term loan matures on May 31, 2005. During the fourth quarter of 2004, Sovereign renegotiated the terms of this credit facility. This amendment provided for a change in the commitment termination date, applicable margin and commitment fee. The commitment on the $400 million revolving line is based on a 364-day term with an option to extend for an additional 364-day period. The applicable margin was reduced from Libor plus 1% to Libor plus 0.9% based upon Sovereign’s Long-Term Debt Rating (S&P/Moody’s). The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2004 and 2003.

During the third quarter of 2004, Sovereign redeemed $500 million of 10.50% Senior Notes and incurred a debt extinguishment charge (net of hedge termination gains of $15.1 million) of $65.6 million ($42.6 million net of tax or $0.12 per diluted share). Sovereign funded this redemption with cash on hand and a new two year Senior Note issuance of $300 million due September 2006 at a floating rate of three-month Libor plus 33 basis points.

During the first quarter of 2003, Sovereign completed a tender offer for its 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% notes”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes and incurred a loss on this debt extinguishment of $29 million, $18.8 million, net of tax, or $0.07 per diluted share. Additionally, approximately $50 million of 8% subordinated notes matured in the first quarter of 2003 and were repaid with cash on hand.

During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par beginning in August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital. In the third quarter of 2003, Sovereign entered into a hedging transaction that converted the March subordinated notes from fixed interest rate obligations to floating interest rate obligations. Included in the balance of our March subordinated notes above is a debit of $13.5 million and $20.0 million for a fair value adjustment related to interest rate swaps at December 31, 2004 and December 31, 2003, respectively.

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

Sovereign has outstanding preferred capital securities through Sovereign Capital Trust I, a special-purpose statutory trust created expressly for the issuance of these securities. Distributions on the securities are payable at an annual rate of 9% of the stated liquidation amount of $1,000 per capital security, payable semi-annually. The trust’s sole assets consist of investments in Junior Subordinated Debentures of Sovereign, at terms identical to the preferred capital securities. Cash distributions on the securities are made to the extent interest on the debentures is received by Sovereign Capital Trust I. In the event of certain changes or amendments to regulatory requirements or federal tax rules, the securities are redeemable in whole. Otherwise, the securities are generally redeemable in whole or in part on or after April 1, 2007, at a declining redemption price ranging from 103.875% to 100% of the liquidation amount. On or after April 1, 2017, the securities may be redeemed at 100% of the liquidation amount. These securities must be redeemed no later than April 1, 2027.

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

Notes to Consolidated Financial Statements

Note 12 — Borrowings and Other Debt Obligations (Continued)

Holders may convert each of their PIERS into 1.6301 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the PIERS for such 10-trading-day period was less than 105% of the average conversion value of the PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the PIERS; (3) during any period in which the credit rating assigned to the PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the PIERS was equivalent to a conversion price of approximately $30.67 per share. The PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. An any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period.

The proceeds from the PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due to Sovereign Capital Trust IV” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on their relative fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the PIERS which is March 2, 2034. The effective interest rate of this financing is 7.55%.

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

Sovereign also had outstanding preferred capital securities through MBNK Capital Trust I, which was acquired by Sovereign as part of the purchase of Main Street Bancorp, Inc. Sovereign assumed Main Street Bancorp’s obligation under this offering, whose interest rate was 9.625%. These securities were redeemed by Sovereign on December 31, 2004.

Sovereign has outstanding preferred capital securities through First Essex Capital Trust I, and First Essex Capital Trust II, which were acquired by Sovereign as part of the purchase of First Essex Bancorp, Inc. The First Essex Capital Trust I security bears an interest rate of 10.875%, and the First Essex Capital Trust II security bears a variable rate at 3 month LIBOR plus 358 basis points, with scheduled maturities of March, 2030, and July, 2031, respectively. Proceeds from the issuance were invested in Junior Subordinated Debentures issued by First Essex Bancorp, Inc. Sovereign assumed First Essex Bancorp’s obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning March, 2010, and July, 2006, respectively.

Sovereign has outstanding preferred capital securities through Seacoast Capital Trust I, and Seacoast Capital Trust II, which were acquired by Sovereign as part of the purchase of Seacoast Financial Corp, Inc. The Seacoast Capital Trust I security bears an interest rate of 8.50%, and the Seacoast Capital Trust II security bears a fixed rate of 6.65% until April 2008, then becomes a variable rate at 3 month LIBOR plus 0.325 basis points, respectively with scheduled maturities of June, 2032, and April, 2033. Proceeds from the issuance were invested in Junior Subordinated Debentures issued by Seacoast Financial Corp, Inc. Sovereign assumed Seacoast Financial Corp’s obligations under this offering and has the option, subject to required regulatory approval, to prepay the securities beginning June, 2007, and April, 2008, respectively.

The following table sets forth the maturities of Sovereign’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2004 (in thousands):

2005	$6,498,177
2006	1,053,660
2007	593,360
2008	1,989,813
2009	752,000
Thereafter	5,253,118

Total	$16,140,128

Note 13 — Minority Interests

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

Notes to Consolidated Financial Statements

Note 13 — Minority Interests (Continued)

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

Note 14 — Stockholders’ Equity

Sovereign maintains a shareholders rights (the “Rights Plan”) plan designed to protect shareholders from attempts to acquire control of Sovereign at an inadequate price. Under the Rights Plan, each outstanding share of Sovereign common stock has attached to it one right to purchase one-hundredth of a share of junior participating preferred stock at an initial exercise price of $40. The rights are not currently exercisable or transferable, and no separate certificates evidencing such rights will be distributed, unless certain events occur. A holder can exercise the rights to purchase shares of the junior participating preferred stock if a person, group, or other entity acquires or commences a tender offer or an exchange offer for 9.9% or more of total voting power.

After the rights become exercisable, the rights (other than rights held by a 9.9% beneficial owner) generally will entitle the holders to purchase either Sovereign common stock or the common stock of the potential acquirer, in lieu of the junior participating preferred stock, at a substantially reduced price.

Sovereign can generally redeem the rights at $.001 per right by a majority vote of the board of directors at any time prior to the earlier of the tenth business day following public announcement that a 9.9% position has been acquired or June 30, 2007. At any time prior to the date the rights become nonredeemable, the Sovereign board of directors can extend the redemption period.

Sovereign maintains a Dividend Reinvestment and Stock Purchase Plan pursuant to which participants may purchase shares of Sovereign common stock by reinvesting cash dividends. Purchases of common stock with reinvested cash dividends are currently made at a 5% discount. The plan also permits both new investors and Sovereign shareholders to make optional cash investments in shares of Sovereign common stock on a monthly basis under the plan’s terms. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2004 and 2003 was immaterial. All dividends are reinvested according to Sovereign’s Dividend Reinvestment and Stock Purchase Plan.

The Company has an active shelf registration statement of debt and equity instruments on file with the SEC for future issuance of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $226 million of availability remaining under this shelf registration at December 31, 2004.

Retained earnings at December 31, 2004 included $82.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign’s debt agreement impose certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.

At December 31, 2004, Sovereign had 71.9 million capital shares reserved for future issuance, which includes shares applicable to the Waypoint acquisition, shares issuable upon the exercise of the warrants related to the PIERS financing, shares issuable for unexercised stock options, and employee stock purchase plans.

Note 15 — Regulatory Matters

The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2004 and 2003, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.

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

Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to Sovereign during the years ended December 31, 2004 and 2003 were $130 million and $610 million, respectively. The reason for the decline in Bank dividends in 2004 was due to the proceeds from the subordinated debt issuances by Sovereign Bank in the first and third quarters of 2003, which provided the Bank with additional dividend capacity to Sovereign Bancorp, Inc. in 2003.

Notes to Consolidated Financial Statements

Note 15 — Regulatory Matters (continued)

The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2004 and 2003:

	REGULATORY CAPITAL (IN THOUSANDS)
		Tier 1	Tier 1	Total
	Tangible	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To	Capital To
	Tangible	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets	Assets
Sovereign Bank at December 31, 2004:
Regulatory capital	$3,761,163	$3,761,163	$3,710,119	$4,911,264
Minimum capital requirement(1)	1,043,438	2,086,876	1,687,852	3,375,704

Excess	$2,717,725	$1,674,287	$2,022,267	$1,535,560

Capital ratio	7.21%	7.21%	8.79%	11.64%
Sovereign Bank at December 31, 2003:
Regulatory capital	$2,814,384	$2,814,411	$2,732,636	$3,852,507
Minimum capital requirement(1)	844,968	1,689,936	1,271,468	2,542,937

Excess	$1,969,416	$1,124,475	$1,461,168	$1,309,570

Capital ratio	6.66%	6.66%	8.60%	12.12%

(1)	As defined by OTS Regulations.

Notes to Consolidated Financial Statements

Note 16 — Stock-Based Compensation

Sovereign has plans, which are shareholder approved, that grant restricted stock and stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign believes that such awards better align the interest of its employees with those of its shareholders. Sovereign’s stock options expire not more than 10 years and one month after the date of grant and generally become fully vested and exercisable within a five year period after the date of grant and, in certain limited cases, based on the attainment of specified targets. Restricted stock awards vest over a period of three to five years. Stock option and share awards provide for accelerated vesting in certain circumstances, such as a change in control. These circumstances are defined in the plan agreements.

Prior to 2002, Sovereign had accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” In 2002, Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based compensation awards. See further discussion in Note 1 regarding our accounting policies for stock options. Companies currently have a choice either to expense the fair value of employee stock options over the vesting period (recognition method) or to continue the previous practice but disclose the pro forma effects on net income and earnings per share had the fair value method been used (disclosure only method). Sovereign followed the disclosure only method prior to 2002.

The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2004, 2003 and 2002 and stock options exercisable at the end of each of those years.

	Shares	Price per share
Options outstanding December 31, 2001 (7,301,406 exercisable)	10,087,090	$2.25–20.25
Acquired in conjunction with the Main Street Acquisition	121,254	4.61 – 15.57
Granted	2,665,060	12.77 – 15.10
Exercised	(1,213,153)	2.25 – 13.74
Forfeited	(153,388)	6.69 – 16.35

Options outstanding December 31, 2002 (7,907,110 exercisable)	11,506,863	3.84 – 20.25
Granted	3,588,458	13.10 – 22.97
Exercised	(1,543,851)	3.84 – 14.56
Forfeited	(140,429)	6.69 – 16.35
Expired	(98,708)	5.55 – 20.25
Options outstanding December 31, 2003 (8,781,439 exercisable)	13,312,333	3.84 – 22.97

Acquired in conjunction with business acquisitions	2,460,362	2.93 – 15.91
Granted	744,432	20.37 – 22.72
Exercised	(3,008,212)	2.93 – 20.25
Forfeited	(325,535)	6.72 – 22.72
Expired	(8,801)	8.25 – 14.56

Options outstanding December 31, 2004 (8,785,340 exercisable)	13,174,579	3.10 – 22.97

The weighted average grant date fair value of options granted during the years ended December 31, 2004, 2003, and 2002 was $8.01, $4.76, and $5.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2003, and 2002, was $41.4 million, $14.0 million, and $8.7 million, respectively. The reason for the increase in 2004 primarily relates to options exercised that were issued in connection with our First Essex and Seacoast acquisitions.

The following table summarizes Sovereign’s stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$3.10-4.41	208,283	$4.03	2.61	208,283	$4.03
$4.56-6.16	240,656	5.63	3.50	240,656	5.63
$6.53-9.15	3,995,674	7.70	5.31	3,969,779	7.71
$9.38-13.10	6,698,958	12.70	6.98	3,365,056	12.33
$13.38-18.84	1,213,451	14.06	4.43	921,566	13.99
$20.13-22.97	817,557	22.33	8.63	80,000	20.24

Total	13,174,579	$11.64	6.21	8,785,340	$10.11

Notes to Consolidated Financial Statements

Note 16 — Stock-Based Compensation (Continued)

Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2004, 2003, and 2002, was $23.7 million, $11.4 million and $8.5 million, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $15.8 million, $12.7 million and $8.0 million, respectively for the years ended December 31, 2004, 2003 and 2002. At December 31, 2004, Sovereign had $14 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 3.5 years.

Sovereign has a practice of issuing new authorized shares to satisfy option exercises and, as such, does not repurchase shares on the open market to fund these exercises.

The table below summarizes the changes in Sovereign’s unvested restricted stock during the past year.

Total non-vested restricted stock at December 31, 2003	799,052
Restricted stock granted in 2004	911,128
Vested restricted stock in 2004	419,653
Non-vested shares forfeited during 2004	35,404

Total non-vested restricted stock at December 31, 2004	1,255,123

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with this plan of $8.6 million, $4.8 million and $3.0 million was recorded in 2004, 2003 and 2002, respectively. As of December 31, 2004, there was $14.8 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.5 years. The weighted average grant date fair value of restricted stock granted in 2004 was $22.67 per share.

Note 17 — Employee Benefit Plans

Effective November 1, 2004, Sovereign merged its Employee Stock Ownership Plan with and into its 401(k) Retirement Plan to form the Sovereign Retirement Plan (“Retirement Plan”). Substantially all employees of Sovereign are eligible to participate in the ESOP portion of the Retirement Plan following completion of one year of service and attaining age 21. The ESOP portion of this Retirement Plan provides retirement benefits for participants and beneficiaries in the form of Sovereign common stock. The ESOP portion of this Retirement Plan was funded through direct loans from the Company, and proceeds from these loans were used to purchase outstanding shares of the sponsoring company’s common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to participant accounts. Compensation expense is recognized based on the fair value of the shares committed to be released to participants and the shares then become outstanding for earnings per share computations.

Substantially all employees of Sovereign are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to the 401(k) portion of the Retirement Plan of $8.9 million, $7.8 million and $7.0 million during 2004, 2003 and 2002, respectively. Employees can contribute up to 100% of their compensation to the Retirement Plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% to 5% in the form of Sovereign common stock. Participants may transfer the matching contribution to other investment vehicles available under the Retirement Plan.

Sovereign has committed to make contributions sufficient to provide for the debt requirements of the remaining ESOP loans. In 2003, Sovereign purchased $7.2 million of common stock for the ESOP portion of the Retirement Plan. Sovereign recognized as expense $7.1 million, $5.6 million and $3.9 million for the Sovereign ESOP in 2004, 2003 and 2002, respectively. At December 31, 2004, the ESOP portion of the Retirement Plan held 5.7 million shares of Sovereign stock, of which 2.4 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At December 31, 2004, the unallocated ESOP shares had a fair market value of $74.1 million, and the ESOP portion of the Retirement Plan had $29.9 million of loans outstanding from Sovereign. The actual interest expense incurred on the ESOP portion of the Retirement Plan was $3.2 million, $3.3 million and $2.9 million in 2004, 2003 and 2002, respectively and the amount of dividends on ESOP shares used for debt service by the ESOP was $0.4 million in 2004, 2003 and 2002, respectively.

Sovereign assumed upon acquisition in 1999 a leveraged ESOP of an acquiree whose shares were converted into Sovereign shares. In 2002, Sovereign terminated the acquired entity’s plan and repaid debt owed to Sovereign with the proceeds of unallocated Sovereign shares, which the plan sold. There were no remaining unallocated shares in the acquired plan or proceeds after the debt was repaid.

Sovereign maintains a bonus deferral plan for selected management and executive employees. This plan allows employees to defer 25% to 50% of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions of 100% are made by Sovereign into the trust and are also invested in Sovereign common stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Expense is recognized over the vesting period of 5 years. Benefits also vest in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Sovereign recognized as expense $2.2 million, $1.4 million, and $1.9 million for these plans in 2004, 2003 and 2002, respectively.

Sovereign sponsors a supplemental executive retirement plan (“SERP”) and certain post-employment benefit plans of financial institutions acquired by Sovereign. Sovereign’s benefit obligation related to its SERP plan was $6.6 million and $5.0 million at December 31, 2004 and 2003, respectively. Sovereign’s benefit obligation related to its post-employment plans was $0.9 million at December 31, 2004 and 2003. The SERP and the post-employment plans are unfunded plans. Sovereign recognized as expense $0.8 million, $0.9 million and $0.8 million related to these plans in 2004, 2003 and 2002, respectively. Increasing or decreasing the assumed healthcare cost trend rate would not have a significant impact on the accumulated post-retirement benefit obligation at December 31, 2004, or the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2004.

Notes to Consolidated Financial Statements

Note 18 — Income Taxes

The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Current:
Foreign (1)	$65,113	$9,111	$—
Federal	44,513	125,646	159,807
State	710	3,841	472

	110,336	138,598	160,279

Deferred:
Federal	17,334	14,450	(35,709)
State	—	—	—

Total income tax expense	$127,670	$153,048	$124,570

(1) Current foreign income tax expense in 2004 and 2003 relates to interest income on assets that Sovereign transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that Sovereign has with an international bank. Foreign taxes paid on this income are credited against income for federal income tax purposes. See Note 12 for further discussion.

The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(5.1)	(3.3)	(2.8)
Bank owned life insurance	(2.4)	(2.7)	(3.2)
State income taxes, net of federal tax benefit	0.1	0.4	0.1
Credit for synthetic fuels	(3.6)	0.0	0.0
Low income housing credits	(3.1)	(1.9)	(1.5)
Other	1.1	0.1	(0.9)

Effective tax rate	22.0%	27.6%	26.7%

Notes to Consolidated Financial Statements

Note 18 — Income Taxes (Continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2004	2003
Deferred tax assets:
Allowance for possible loan losses	$80,124	$65,144
Purchased mortgage servicing rights	4,363	6,835
Unrealized gain on derivatives	—	39,338
Unrealized gain on available for sale portfolio	32,897	—
Net operating loss carry forwards	938	1,102
Non-solicitation payments	87,025	94,349
Employee benefits	11,000	—
Other	59,688	56,887

Total gross deferred tax assets	276,035	263,655

Deferred tax liabilities:

Purchase accounting adjustments	53,101	16,651
Deferred income	34,990	23,787
Originated mortgage servicing rights	22,687	24,346
Unrealized loss on derivatives	2,858	—
Unrealized gain on available for sale portfolio	1,631	32,760
Employee benefits	—	1,356
Depreciation and amortization	21,806	704
Other	33,153	9,278

Total gross deferred tax liabilities	170,226	108,882

Net deferred tax asset	$105,809	$154,773

The Company has not recognized a deferred tax liability of $18.0 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).

Note 19 — Commitments and Contingencies

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

The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$12,163,082	$8,879,334
Standby letters of credit	1,966,117	1,412,432
Loans sold with recourse	8,359	10,420
Forward buy commitments	909,624	362,244

Notes to Consolidated Financial Statements

Note 19 — Commitments and Contingencies (Continued)

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

Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.50 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2004 was $2.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.7 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances, and historical loss experience has been minimal.

Sovereign’s forward buy commitments primarily represent commitments to purchase loans and investment securities.

Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 3 to 8 years for transactions outstanding as of December 31, 2004. Sovereign estimates the maximum undiscounted exposure on these agreements at $9.2 million and the total carrying value of liabilities associated with these commitments was $0.2 million at December 31, 2004.

Litigation. At December 31, 2004, Sovereign was party to a number of lawsuits, which arose during the normal course of business. While any litigation has an element of uncertainty, management, after reviewing these actions with legal counsel, is of the opinion that the liability, if any, resulting from these actions will not have a material adverse effect on the consolidated financial position or results of operations of Sovereign.

Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income, at December 31, 2004, are summarized as follows (in thousands):

	AT DECEMBER 31, 2004
	Future Minimum
	Lease		Sublease	Net
	Payments		Income	Payments
2005	$190,980	(1)	$(11,539)	$179,441
2006	67,198		(9,904)	57,294
2007	64,124		(8,733)	55,391
2008	48,412		(5,170)	43,242
2009	39,192		(3,577)	35,615
Thereafter	277,202		(12,516)	264,686

Total	$687,108		$(51,439)	$635,669

(1) The 2005 amounts above include a lease payment of $113.4 million related to the structured real estate transaction entered into in connection with the FleetBoston transaction. See Note 22 for further discussion. In accordance with generally accepted accounting principles, the Company is recognizing rent related to this real estate lease transaction on a straightline basis over the lease term. The difference between the 2005 lease payments and the payments that will be recognized as rent expense in 2005 will be deferred and recognized over the remaining lease term so as to produce a straight lining of rent expense.

Sovereign recorded rental expenses of $84.9 million, $83.4 million and $88.6 million, net of $13.0 million, $13.1 million and $14.0 million of sublease income, in 2004, 2003, and 2002, respectively.

Notes to Consolidated Financial Statements

Note 20 — Fair Value of Financial Instruments

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

Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2004		2003
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,160,922	$1,160,922	$950,302	$950,302
Investment securities:
Available for sale	7,642,558	7,642,558	10,102,619	10,102,619
Held to maturity	3,904,319	3,889,002	2,516,352	2,507,710
Loans, net	36,222,363	36,545,150	25,820,765	26,055,958
Mortgage servicing rights	73,957	76,938	77,246	78,372
Mortgage banking forward commitments	(640)	(640)	(1,863)	(1,863)
Mortgage interest rate lock commitments	220	220	951	951
Financial Liabilities:
Deposits	32,555,518	31,269,808	27,344,008	25,708,556
Borrowings and other debt obligations	16,140,128	16,384,412	12,197,603	12,549,058
Interest rate derivative instruments	41,761	41,761	63,800	63,800
Unrecognized Financial Instruments: (1)
Commitments to extend credit	91,775	91,700	53,095	53,037

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

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

Notes to Consolidated Financial Statements

Note 20 — Fair Value of Financial Instruments (Continued)

Interest rate derivative instruments. The fair value of interest rate swaps, caps and floors that represent the estimated amount Sovereign would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties are obtained from dealer quotes.

Note 21 — Derivative Instruments and Hedging Activities

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

Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations . Sovereign includes all components of each derivatives’ gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2004 and December 31, 2003, no hedge ineffectiveness was recognized in earnings associated with fair value hedges.

Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2004 and 2003, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the years ended December 31, 2004 and 2003, the Company terminated $2.2 billion and $0.7 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $2.2 billion and $0.7 billion of borrowings, resulting in a net after-tax gain/(loss) of $2.3 million and ($65.3) million. These gains and losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2004, Sovereign expects approximately $20.5 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 24 for further detail of the amounts included in accumulated other comprehensive income.

Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. In connection with the indirect automobile loan securitization transaction discussed in Note 12, Sovereign was required to purchase, on behalf of its securitization SPE, an interest rate cap with a $900 million notional value from a third party. Sovereign also sold an identical interest rate cap with a notional value of $900 million to the same third party. Sovereign assigned the purchased interest rate cap to the SPE. At December 31, 2004, the fair value of the purchased interest rate cap was an asset of $14.7 million, and the fair value of the sold interest rate cap was a liability of $14.7 million.

Notes to Consolidated Financial Statements

Note 21 — Derivative Instruments and Hedging Activities (Continued)

All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2004 and 2003 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2004
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,638,590	$1,725	$27,332	4.75%	3.12%	5.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	1,850,000	8,858	8,916	2.16%	3.59%	1.6

Total derivatives used in SFAS 133 hedging relationships	$3,488,590	$10,583	$36,248	3.37%	3.37%	3.5

December 31, 2003
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$1,403,590	$22,432	$29,345	7.04%	3.59%	6.2
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	650,000	—	30,900	1.15%	5.44%	1.6
Forward starting swap	100,000	5,085	—	1.15%	3.93%	6.8

Total derivatives used in SFAS 133 hedging relationships	$2,153,590	$27,517	$60,245	4.99%	4.16%	4.8

Summary information regarding other derivative activities at December 31, 2004 and December 31, 2003 follows (in thousands):

	AT DECEMBER 31,
	2004	2003
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(640)	$(1,863)
Interest rate lock commitments	220	951

Total mortgage banking risk management	(420)	(912)
Swaps receive fixed	50,273	83,267
Swaps pay fixed	(29,509)	(61,192)

Net Customer related swaps	20,764	22,075
Foreign exchange	(177)	(50)

Total activity	$20,167	$21,113

Notes to Consolidated Financial Statements

Note 21 — Derivative Instruments and Hedging Activities (Continued)

The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended, December 31, 2004:

Income Statement
	Balance Sheet Effect	Effect For
	at	The Twelve Months Ended
Derivative Activity	December 31, 2004	December 31, 2004
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $19.9 million and $5.7 million, respectively, and an increase to other assets and other liabilities of $1.7 million, and $27.3 million, respectively.	Resulted in an increase of net interest income of $43.8 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $8.9 million.	Resulted in a decrease in net interest income of $55.1 million.

Forward commitments to sell loans	Increase to other liabilities of $0.6 million.	Increase to mortgage banking revenues of $1.2 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.7 million.

Net Customer Related Swaps	Increase to other assets of $50.3 million and an increase of $29.5 million to other liabilities.	Decrease in capital markets revenue of $1.3 million.

The following financial statement line items were impacted by Sovereign’s derivative activity as of, December 31, 2003 and for the twelve months ended December 31, 2003:

	Balance Sheet Effect	Income Statement Effect For
	at	The Twelve Months Ended
Derivative Activity	December 31, 2003	December 31, 2003
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $6.5 million and $0.4 million, respectively, and an increase to other assets and other liabililties of $22.4 million, and $29.3 million, respectively.	Resulted in a reduction of net interest income of $29.6 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to deferred taxes and other liabilities of $10.8 million and $30.9 million, respectively, and a decrease to shareholders’ equity of $20.1 million.	Resulted in an increase in net interest income of $67.1 million.

Forward starting swap	Increase to other assets and shareholders’ equity of $5.1 million and $3.3 million, respectively, and a decrease to deferred taxes of $1.8 million.	N/A

Forward commitments to sell loans	Increase to other liabilities of $1.9 million.	Increase to mortgage banking revenues of $7.9 million.

Interest rate lock commitments	Increase to mortgage loans of $1 million.	Decrease to mortgage banking revenues of $3.7 million.

Net Customer Related Swaps	Increase to other assets of $90.2 million and an increase to other liabilities of $68.1 million, for a net asset of $22.1 million.	Increase in capital markets revenue of $4.9 million.

Net interest income resulting from interest rate exchange agreements included $102.1 million of income and $113.5 million of expense for 2004, $79.7 million of income and $117.2 million of expense for 2003, and $21.5 million of income and $68.8 million of expense for 2002.

Net losses generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled losses of $2.0 million for the twelve-months ended December 31, 2004 compared with losses of $1.7 million for the twelve-months ended December 31, 2003. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $6.3 million for the twelve-months ended December 31, 2004, compared with $8.8 million for the twelve-months ended December 31, 2003.

Notes to Consolidated Financial Statements

Note 22 — Asset Securitizations and Variable Interest Entities

In December 2002, the Company securitized approximately $565 million of residential mortgage loans, converting them into investment certificates. Sovereign recognized a gain at the time of the sale of $0.4 million associated with approximately 11% of the certificates which were sold to third parties. The majority of the certificates retained are AAA rated securities and are classified as investments available for sale. We also retained subordinated certificates in this transaction that totaled $29.4 million at December 31, 2004. The value of these certificates is subject to credit risk and prepayment risk. In accordance with SFAS No. 134 and SFAS No. 140, the subordinated certificates are retained interests in securitizations and are classified in investments available for sale on our Consolidated Balance Sheets. Sovereign retained servicing responsibilities related to this transaction, and receives an annual servicing fee of 0.375% as compensation. The investors have no recourse to the Company’s other asset to serve as additional collateral to protect their interests in the securitization.

During 2000, the Company acquired the servicing responsibilities, and retained interest-only strips, related to home equity, boat and recreational vehicle loans that were previously securitized by FleetBoston, as part of the FleetBoston Acquisition. The Company receives annual servicing fees approximating 0.50% for home equity loans and for boat and recreational vehicle loans. The investors and securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investor interests. Their value is subject to credit, prepayment and interest rate risks on the transferred financial assets. During 2004 and 2003, impairment charges of $0.9 million and $7.4 million were recorded on these retained interests and are reflected in “Net gain (loss) on sale of investment securities and derivatives” in the Consolidated Statements of Operations. These charges were required because of changes in the prepayment assumptions and loss assumptions associated with these securitizations.

Sovereign also has a revolving securitization structure related to a dealer floor plan securitization that was executed in 2000.

The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at December 31, 2004 and 2003, and the net credit losses for the year ended December 31, 2004 and 2003, are as follows (in thousands):

	2004			2003
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$43,248	$1,315	$69	$105,384	$1,615	$—
Home Equity Loans	243,593	28,990	10,697	370,465	46,740	8,546
Boat Loans (1) (2)	—	—	—	43,732	935	658
Recreational Vehicle Loans (2)	—	—	—	89,832	1,271	1,330
Automotive Floor Plan Loans	579,000	—	(44)	579,000	—	22

Total Securitized	$865,841	$30,305	$10,722	$1,188,413	$50,561	$10,556

Loans Held in Portfolios
Mortgage Loans	$8,497,495			$5,074,684
Home Equity Loans	9,577,657			6,457,682
Boat Loans (1) (2)	1,735			1,849
Recreational Vehicle Loans (2)	268,176			51,278
Automotive Floor Plan Loans	868,769			614,420

Total Held in Portfolio	19,213,832			12,199,913

Total	$20,079,673			$13,388,326

(1)	Boat loans are included in other consumer loans.

(2)	During the first quarter of 2004, Sovereign gave notice of its intent to exercise its “clean-up” call option to repurchase the remaining assets of two off-balance sheet securitization special purpose entities. Such option became available to Sovereign during the first quarter of 2004 and in accordance with SFAS No. 140, Sovereign consolidated the assets (loans of $120.5 million) and liabilities (bondholder certificate balances of $118.9 million) of these trusts at March 1, 2004. In April 2004, Sovereign repurchased the assets from these trusts. The trusts utilized these proceeds to pay off existing bondholders’ certificate balances, and the excess cash was remitted back to Sovereign. This transaction did not have a material impact to Sovereign’s results of operations.

Notes to Consolidated Financial Statements

Note 22 — Asset Securitizations and Variable Interest Entities (Continued)

The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

AT DECEMBER 31, 2004
Automotive
Floor Plan
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$2,204
Subordinated interest retained	21,000
Servicing rights	—
Interest only strips	600
Cash reserve	8,027

Total Retained Interests and Servicing Rights	$31,831

Key Economic Assumptions:
Weighted average life (in years)	0.16
Expected credit losses	0.25%
Residual cash flows discount rate	6.20%

The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2004	2003
Proceeds from collections reinvested in revolving-period securitizations	$4,838,405	$5,074,824
Servicing fees received	8,391	10,924
Other cash flows received on retained interests	15,376	20,913
Purchases of delinquent or foreclosed assets	—	—

Notes to Consolidated Financial Statements

Note 22 — Asset Securitizations and Variable Interest Entities (Continued)

At December 31, 2004 and 2003, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home	Auto
	Mortgage	Equity	Floor
	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$2,204	$2,204
Subordinated interest retained	29,364	—	21,000	50,364
Servicing rights	1,733	1,328	—	3,061
Interest only strips	—	14,717	600	15,317
Cash reserve	—	—	8,027	8,027

Total Retained Interests and Servicing Rights	$31,097	$16,045	$31,831	$78,973

As of December 31, 2004
Weighted-average life (in yrs)	1.31	1.78	0.16
Prepayment speed assumption (annual rate)
As of December 31, 2004	40%	27%	51%
As of December 31, 2003	40%	31%	54%
As of the date of the securitization	40%	22%	50%
Impact on fair value of 10% adverse change	$(109)	$(144)	$—
Impact on fair value of 20% adverse change	$(203)	$(298)	$(27)

Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of December 31, 2004	0.12%	1.59%	0.25%
As of December 31, 2003	0.12%	1.42%	0.25%
As of the date of the securitization	0.12%	0.75%	0.25%
Impact on fair value of 10% adverse change	$(23)	$(622)	$(24)
Impact on fair value of 20% adverse change	$(46)	$(1,247)	$(48)

Residual cash flows discount rate (annual)
As of December 31, 2004	9%	12%	6%
As of December 31, 2003	9%	12%	6%
As of the date of the securitization	9%	12%	10%
Impact on fair value of 10% adverse change	$(33)	$(359)	$(87)
Impact on fair value of 20% adverse change	$(66)	$(708)	$(174)

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

In connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable out of the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under the insurance policies. The aggregate principal balance of the certificates at December 31, 2004 and December 31, 2003, was $219.9 million and $243.1 million respectively. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that a prepayment of the certificates occurs as a result of a partial repayment on the secured notes due to the underlying mortgage property being determined by Sovereign Bank to be either obsolete or uneconomic a make-whole premium would be assessed. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.

Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $139.5 million at December 31, 2004 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $50.3 million at December 31, 2004. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements

Note 23 — Earnings Per Share

The following table presents the computation of earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Calculation of income for EPS:
Net Income as reported and for basic EPS	$453,552	$401,851	$341,985
Contingently convertible trust preferred interest expense, net of tax (1)	21,212	—	—

Net income for diluted EPS	$474,764	$401,851	$341,985

Calculation of shares:
Weighted average basic shares	322,289	277,301	258,461
Dilutive effect of:
Warrants	—	8,667	17,109
Stock-based compensation	5,902	4,509	3,469
Warrants on contingently convertible debt (1)	22,105	—	—

Weighted average fully diluted shares	350,296	290,477	279,039

Earnings per share:
Basic	$1.41	$1.45	$1.32
Diluted	$1.36	$1.38	$1.23

(1) Effective in the fourth quarter of 2004, Sovereign adopted EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This EITF requires the potential dilution from contingently convertible debt be included in the calculation of diluted earnings per share upon the issuance of the debt and that the after-tax impact of the interest expense on this debt be added back to net income for earnings per share purposes. Sovereign issued $800 million of contingently convertible trust preferred equity income redeemable securities in the first quarter of 2004. Prior period earnings per share were restated.

Note 24 — Comprehensive Income

The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No.130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Net income	$453,552	$401,851	$341,985

Net unrealized gain/(loss) on derivative instruments for the period	19,070	29,994	(88,048)
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(77,214)	(71,714)	182,498
Less reclassification adjustments:
Derivative instruments	(12,225)	(3,724)	—
Investments available for sale	9,249	42,937	33,306

Net unrealized gain/(loss) recognized in other comprehensive income	(55,168)	(80,933)	61,144

Comprehensive income	$398,384	$320,918	$403,129

Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $44.4 million and net accumulated losses on derivatives of $63.7 million at December 31, 2004, compared to net unrealized gains on securities of $42.1 million and net accumulated losses on derivatives of $95.0 million at December 31, 2003.

Notes to Consolidated Financial Statements

Note 25 — Parent Company Financial Information

Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):

BALANCE SHEET

	AT DECEMBER 31,
	2004	2003
Assets
Cash and due from banks	$68,331	$99,640
Available for sale investment securities	35,431	15,864
Investment in subsidiaries:
Bank subsidiary	5,864,306	3,918,482
Non-bank subsidiaries	204,267	187,039
Other assets	153,867	71,038

Total Assets	$6,326,202	$4,292,063

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$43,675	$902,542
Borrowings from non-bank subsidiaries	1,251,551	103,160
Other liabilities	42,604	25,955

Total liabilities	1,337,830	1,031,657

Stockholders’ Equity	4,988,372	3,260,406

Total Liabilities and Stockholders’ Equity	$6,326,202	$4,292,063

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Dividends from Bank subsidiary:	$130,000	$610,000	$210,000
Interest income	3,459	3,745	1,610
Other income	4,764	(407)	46

Total income	138,223	613,338	211,656

Interest expense	110,140	106,480	144,821
Other expense	109,532	36,555	6,228

Total expense	219,672	143,035	151,049

Income/(loss) before income taxes and equity in earnings of subsidiaries	(81,449)	470,303	60,607
Income tax benefit	(81,849)	(44,099)	(62,725)

Income before equity in earnings of subsidiaries	400	514,402	123,332
Dividends in excess of Bank subsidiary current year earnings	—	(127,628)	—
Equity in undistributed earnings/(loss) of:
Bank subsidiary	429,004	—	217,735
Non-bank subsidiaries	24,148	15,077	918

Net income	$453,552	$401,851	$341,985

Notes to Consolidated Financial Statements

Note 25 — Parent Company Financial Information (Continued)

STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$453,552	$401,851	$341,985
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	(429,004)	—	(217,735)
Non-bank subsidiaries	(24,148)	(15,077)	(918)
Dividends in excess of Bank subsidiary current year earnings	—	127,628	—
Loss on retirement borrowings and other debt obligations (1)	81,186	29,838	—
Stock based compensation expense	22,428	16,314	19,166
Allocation of Employee Stock Ownership Plan	2,371	2,387	1,864
Other, net	(204,166)	(59,431)	2,708

Net cash (used in) provided by operating activities	(97,781)	503,510	147,070

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries	(214,394)	(35,082)	(253,281)
Net cash (paid) received from acquisitions	(208,237)	—	207,704
Net purchases and sales of investment securities	—	(3,799)	(3,857)

Net cash used in investing activities	(422,631)	(38,881)	(49,434)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(773,360)	(609,640)	(125,000)
Net proceeds received from senior notes and senior credit facility	997,710	188,000	—
Net change in borrowings from non-bank subsidiaries	(11,703)	(137,325)	3,894
Sale (acquisition) of treasury stock	(5,837)	(17,643)	2,844
Cash dividends paid to stockholders	(37,222)	(28,094)	(26,058)
Advance to ESOP plan	—	(7,152)	—
Termination of ESOP	—	—	7,768
Net proceeds from the issuance or exercise of warrants	285,435	187,591	—
Net proceeds from issuance of common stock	34,080	31,673	15,437

Net cash (used in) provided by financing activities	489,103	(392,590)	(121,115)

Increase (decrease) in cash and cash equivalents	(31,309)	72,039	(23,479)
Cash and cash equivalents at beginning of period	99,640	27,601	51,080

Cash and cash equivalents at end of period	$68,331	$99,640	$27,601

(1) The debt extinguishment loss above does not equal the loss on the consolidated statement of operations since a portion of the debt retired in 2004 was hedged at Sovereign Bank. At the time of this extinguishment, the hedge was in a gain position that was realized and recorded at Sovereign Bank and not the Parent Company.

Note 26 — Business Segment Information

The Company has the following reportable segments: the Consumer Bank, the Corporate Bank and Other. The Consumer Bank and Corporate Bank are organized principally around the customers served by Sovereign. The Consumer Bank provides a wide range of products and services to consumers including mortgage, automobile and other consumer loans and lines of credits. The Consumer Bank also attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market and savings accounts, certificates of deposit and retirement savings plans. The Corporate Bank originates small business and middle market commercial and asset-based loans and provides cash management and capital markets services to customers in Sovereign’s market area. Other includes interest expense on Sovereign’s borrowings and debt, earnings from the investment portfolio, trust preferred securities and minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses. The assets that have not been allocated to the Consumer and Corporate Bank, and are included in Other, are certain cash and cash equivalents, investments, goodwill and other intangible assets, bank owned life insurance and certain other assets. Although goodwill and other intangible assets are not allocated to all of the segments for management

Notes to Consolidated Financial Statements

Note 26 — Business Segment Information (Continued)

reporting purposes, these assets are considered by the Company for purposes of assessing impairment of its goodwill in reporting units under SFAS No. 142. Goodwill was allocated based upon the relative fair values of the reporting units which are equivalent to our reportable segments and as of December 31, 2004, goodwill allocated to the Consumer Bank and Corporate Bank was $1.6 billion and $558 million, respectively.

The executives responsible for the Consumer Bank, Corporate Bank and Other business lines report directly to the Chief Executive Officer. The accumulation and aggregation of segment information is based on this reporting structure. The Chief Executive Officer evaluates the segments based on income before taxes which is derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each operating segment is primarily based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is included in Other. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. During 2004 and 2003, certain organization and allocation methodology changes were made which enhanced the Company’s management reporting systems and the information provided. In addition, designations, assignments and allocations may continue to change from time to time as management accounting systems are further enhanced or product lines change. Where practical, the results are adjusted to present consistent methodologies for the segments. However, no changes have occurred in 2004 that required restatements of prior period information. Segment accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2004
	Consumer	Corporate
	Bank	Bank	Other(3)	Total
Net interest income/(expense)	$1,095,398	$316,835	$(7,416)	$1,404,817
Provision for loan losses	47,652	62,618	16,730	127,000
Fees and other income (1)	318,085	98,393	51,591	468,069
General and administrative expenses	746,601	162,557	33,503	942,661
Depreciation/Amortization	59,082	2,802	99,926	161,810
Income (Loss) before income taxes	619,905	176,157	(214,840)	581,222
Intersegment revenues (expenses) (2)	419,045	(297,246)	(121,799)	—
Average Assets	$19,090,078	$13,330,219	$18,122,649	$50,542,946

	DECEMBER 31, 2003
	Consumer	Corporate
	Bank	Bank	Other(3)	Total
Net interest income/(expense)	$953,463	$291,694	$(39,529)	$1,205,628
Provision for loan losses	38,732	94,117	29,108	161,957
Fees and other income (1)	310,652	88,706	56,161	455,519
General and administrative expenses	677,143	143,852	31,369	852,364
Depreciation/Amortization	63,525	2,432	90,691	156,648
Income (Loss) before income taxes	540,794	142,431	(128,326)	554,899
Intersegment revenues (expense) (2)	467,572	(236,918)	(230,654)	—
Average Assets	$14,564,664	$11,203,019	$15,635,481	$41,403,164

Notes to Consolidated Financial Statements

Note 26 — Business Segment Information (Continued)

	DECEMBER 31, 2002
	Consumer	Corporate
	Bank	Bank	Other(3)	Total
Net interest income	$904,344	$259,322	$(4,050)	$1,159,616
Provision for loan losses	45,864	80,433	20,203	146,500
Fees and other income (1)	245,601	69,675	63,478	378,754
General and administrative expenses	650,176	130,966	32,642	813,784
Depreciation/Amortization	51,602	914	88,989	141,505
Income (Loss) before income taxes	453,905	117,598	(104,948)	466,555
Intersegment revenues (expense) (2)	514,977	(299,594)	(215,383)	—
Average Assets	$13,186,318	$9,986,320	$14,588,615	$37,761,253

(1)	Commercial Banking fees in the accompanying Consolidated Statements of Operations include fees on commercial deposits. For segment reporting purposes, these fees are included in the Consumer Bank results above.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(3)	Included in Other in 2004, are $32.1 million related to an other-than-temporary impairment charge on FNMA and FHLMC preferred stock and $46.4 million of merger-related expense related to the Seacoast and First Essex acquisitions and $6 million of additional loan loss provision for First Essex. Included in the Other in 2004 and 2003 are debt extinguishment losses of $63.8 million and $29.8 million, respectively. Included in the Other in 2002 are charges for an additional loan loss provision for Main Street of $6 million, as well as merger related expense of $15.9 million.

Note 27 – Merger Related and Restructuring Items

Following is a summary of amounts charged to earnings related to restructuring activities (in thousands):

	2004	2003	2002
Merger related and restructuring items	$46,359	$—	$15,871

Total	$46,359	$—	$15,871

In 2004, Sovereign recorded merger-related and restructuring charges related to the First Essex acquisition of $22.7 million. Of this amount, $14.2 million was related to branch and office consolidations, $3.2 million was related to system conversions and $5.3 million was recorded for employee benefits and other costs. In addition, Sovereign recorded merger-related and restructuring charges related to the Seacoast acquisition of $23.7 million during 2004. Of this amount, $5.2 million was related to branch and office consolidations, $6.5 million was related to system conversions, and $11.9 million was related to retail banking conversion costs and other costs. These charges were expensed and are included within “Merger related and restructuring charges” in the Consolidated Statements of Operations.

In 2002, Sovereign recorded merger related and restructuring charges related to the Main Street acquisition of $15.9 million. Of this amount, $11.3 million was related to branch and office consolidations, $3.5 million was related to system conversions and $1.0 million was recorded for community grants. These charges were expensed and are included within “Merger related and restructuring charges” in the Consolidated Statements of Operations.

Notes to Consolidated Financial Statements

Note 27 – Merger Related and Restructuring Items (Continued)

The status of restructuring activities is summarized as follows (in thousands):

	RESTRUCTURING ACTIVITY
	2004	2002
Charge recorded in earnings in 2004 and 2002	$46,359	$15,871
Amount provided in purchase accounting
2004	65,464	—
2002	—	7,838
Payments
2004	(44,775)	(2,255)
2003	—	(4,821)
2002	—	(10,537)
Non-cash charge	—	—
Changes in estimates 2003(1)	—	(2,785)

Reserve balance at December 31, 2004	$67,048	$3,311

(1)	During the first quarter of 2003, Sovereign determined that certain reserves established in 2002 in connection with the Main Street acquisition were no longer required. Of the amount above, $2 million related to this change in estimate was applied against goodwill with the remaining balance recorded in other expense of the Consolidated Statement of Operations. The remaining reserve balance primarily relates to operating leases of closed branches and office consolidations incurred as part of the Main Street acquisition.

Sovereign recorded additional loan loss provisions of $6 million for both the First Essex acquisition and the Main Street acquisition to conform those institutions’ allowance for loan loss to Sovereign’s reserve policies. These charges were expensed through “provision for loan losses” on the Consolidated Statement of Operations.

Note 28 – Subsequent Event

On January 21, 2005, Sovereign completed the acquisition of Waypoint Financial Corp. (“Waypoint”) for approximately $962 million. A cash payment of $283.6 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of Sovereign common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). Waypoint had approximately $3.8 billion in assets, $2.6 billion in net loans, $1.0 billion in investments, $2.8 billion in deposits, $670 million of borrowings and other debt obligations and $372 million of stockholders’ equity. Waypoint was headquartered in Harrisburg, Pennsylvania, with 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Management expects that this acquisition will further fortify our presence in many counties in Pennsylvania and create new leading markets in certain counties in Maryland.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

On July 23, 2004, Sovereign completed its acquisition of Seacoast. Seacoast was comprised of three institutions, Abington Savings Bank, Compass Bank and Nantucket Bank. A portion of the operating systems of Seacoast was converted into Sovereign’s operating systems as of the acquisition date. Sovereign completed the integration for Compass Bank on October 15, 2004 and Nantucket Bank core application systems (which was a relatively small portion of Seacoast’s total assets) is expected to be converted sometime in 2005, although all three institutions were included in Sovereign’s year-end evaluation of the Company’s disclosure controls and procedures. The integration of Compass Bank has strengthened our internal control environment and was the only material change in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to: (i) that portion of the section captioned “Election of Directors” located in the definitive Proxy Statement to be used in connection with Sovereign’s 2005 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by Item 10 regarding the audit committee and the audit committee financial expert disclosure is incorporated by reference from the information under the caption “Audit Committee Report” in the Proxy Statement. The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Sovereign has adopted a Code of Conduct and Ethics that applies to all of its directors, officers and employees. Sovereign has also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (including, the Chief Financial Officer, Chief Accounting Officer and Controller of Sovereign and Sovereign Bank). These documents are available free of charge on the Company’s web site at www.sovereignbank.com.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to (i) the sections captioned “Compensation Paid to Directors” through “Indemnification” and (ii) the section captioned “Performance Graphs” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated herein by reference to that portion of the section captioned “Election of Directors” and “Compensation paid to Executive Officers – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the sections captioned “Indebtedness of Management” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information contained in the section titled “Audit Committee Report” of Sovereign’s Proxy Statement, with respect to principal accountant fees and services, is incorporated by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(b) Exhibits.

(3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement on Form S-8, SEC File No. 333-117621.)

(3.2) By-Laws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration Statement on Form S-8, SEC File No. 333-117621.)

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

(10.1) Sovereign Bancorp, Inc. 1986 Stock Option Plan (the “1986 Plan”) . (Incorporated by reference to Exhibit 10.1 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1994.)

(10.2) Sovereign Bancorp, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit “C” to Sovereign’s definitive proxy statement, SEC File No. 001-16581, dated March 22, 2004.)

(10.3) Employment Agreement, dated as of March 1, 1997, between Sovereign Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q/A, SEC File No. 0-16533, for the fiscal quarter ended March 31, 1997.)

(10.4) Employment Agreement, dated as of September 25, 1997, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1997.)

(10.5) Second Amended and Restated Rights Agreement, (the “Rights Agreement”), dated as of January 19, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 of Sovereign’s Current Report on Form 8-K/A No. 3, SEC File No. 001-16851, filed January 24, 2005.)

(10.6) Form of Rights Certificate (Incorporated by reference to Exhibit B to the Rights Agreement.) Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).

(10.7) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 2000.)

(10.8) Sovereign Bancorp, Inc. 1993 Stock Option Plan (the “1993 Plan”). (Incorporated by reference to Exhibit 10.23 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1992.)

(10.9) Indemnification Agreement, dated December 21, 1993, between Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.25 to

Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1993.)

(10.10) Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement, SEC File No. 333-32109, dated March 16, 1998.)

(10.11) Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”). (Incorporated by reference to Exhibit 4.3 to Sovereign’s Registration Statement on Form S-8, SEC File No. 333-05309.)

(10.12) Amendment #1 to Employment Agreement, dated February 26, 2003, between Sovereign Bancorp, Inc. and John Hamill (Incorporated by reference to Exhibit 10.13 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2002) and Employment Agreement dated January 7, 2000, between Sovereign Bancorp, Inc. and John Hamill. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 2000.)

(10.13) Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2002.)

(10.14) Employment Agreement dated as of June 1, 2001, between Sovereign Bancorp, Inc. and James D. Hogan. (Incorporated by reference to Exhibit 10.15 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2001.)

(10.15) Employment Agreement dated as of September 16, 2002, between Sovereign Bancorp, Inc. and James J. Lynch. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the fiscal quarter ended September 30, 2002.)

(10.16) Sovereign Bancorp, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) (Incorporated by reference to Exhibit “B” to Sovereign’s definitive proxy statement, SEC File No. 0-16533, dated March 26, 2001.)

(10.17) Sovereign Bancorp, Inc. Non-Employee Directors Bonus Award Program, as amended. (Incorporated by reference to Exhibit 10.18 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.18) Sovereign Bancorp, Inc. Senior Officers Bonus Award Program, as amended. (Incorporated by reference to Exhibit 10.17 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.19) Sovereign Bancorp, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement, SEC File No. 0-16533, dated March 15, 1996.)

(10.20) Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan (the “2004 Plan”). (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.21) Form of Incentive Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.22) Form of Nonqualified Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.23) Form of Restricted Stock Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.24) Form of Incentive Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.25) Form of Nonqualified Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.6 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.26) Form of Restricted Stock Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.27) Form of Nonqualified Stock Option Agreement under the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.28) Form of Incentive Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.9 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.29) Form of Nonqualified Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.10 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.30) Form of Incentive Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.11 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.31) Form of Nonqualified Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.12 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.32) Form of Incentive Stock Option Agreement under the Sovereign Bancorp, Inc. 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.33) Sovereign Bancorp, Inc. Bonus Recognition and Retention Program. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.34) Form of Deferral Agreement under the Sovereign Bancorp, Inc. Bonus Recognition and Retention Program. (Incorporated by reference to Exhibit 10.15 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.35) Sovereign Bancorp, Inc. 2005 Leaders Incentive Plan. (Incorporated by reference to Exhibit 10.16 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(21) Subsidiaries of Registrant

(23.1) Consent of Ernst & Young LLP

(31.1) Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(31.2) Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(32.1) Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2) Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sovereign Bancorp, Inc.
(Registrant)

March 11, 2005

By:	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. Michael Ehlerman	Director	March 11, 2005

P. Michael Ehlerman

/s/ Brian Hard	Director	March 11, 2005

Brian Hard

/s/ Andrew C. Hove, Jr.	Director	March 11, 2005

Andrew C. Hove, Jr.

/s/ Daniel K. Rothermel	Director	March 11, 2005

Daniel K. Rothermel

/s/ Jay S. Sidhu	Director, President and Chief Executive Officer	March 11, 2005
Chairman of Board of Directors
Jay S. Sidhu	(Principal Executive Officer)

/s/ Cameron C. Troilo, Sr.	Director	March 11, 2005

Cameron C. Troilo, Sr.

/s/ James D. Hogan	Chief Financial Officer	March 11, 2005
and Executive Vice President
James D. Hogan	(Principal Financial Officer)

/s/ Larry K. Davis	Corporate Controller and Senior Vice President	March 11, 2005
(Principal Accounting Officer)
Larry K. Davis