Form 10-Q
period 2005-03-31
SOVEREIGN BANCORP INC
filed 2005-05-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number: 001-16581

SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19102 (Zip Code)

Registrant’s telephone number: (215) 557-4630

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑. No  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  ☑. No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock (no par value)	364,677,621 shares

FORWARD LOOKING STATEMENTS

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2004 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

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

     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:

•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

FORWARD LOOKING STATEMENTS
(continued)

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Sovereign’s internal control structure. Sovereign’s inability to address these risks could negatively affect Sovereign’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$981,674	$1,160,922
Investment securities:
Available-for-sale	7,709,353	7,642,558
Held-to-maturity	3,839,848	3,904,319
Loans (including loans held for sale of $144,228 and $137,478 at March 31, 2005 and December 31, 2004, respectively)	40,320,004	36,631,079
Allowance for loan losses	(437,661)	(408,716)

Net loans	39,882,343	36,222,363

Premises and equipment	394,604	353,337
Accrued interest receivable	258,849	226,012
Goodwill	2,720,651	2,125,081
Core deposit intangibles, net of accumulated amortization of $464,515 and $445,559 at March 31, 2005 and December 31, 2004	268,528	256,694
Bank owned life insurance	992,426	885,807
Other assets	1,877,557	1,694,220

TOTAL ASSETS	$58,925,833	$54,471,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$36,685,756	$32,555,518
Borrowings and other debt obligations	15,554,598	16,140,128
Advance payments by borrowers for taxes and insurance	34,714	30,542
Other liabilities	741,262	552,847

TOTAL LIABILITIES	53,016,330	49,279,035

Minority interests	204,286	203,906

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 380,777,968 shares issued at March 31, 2005 and 350,261,512 shares issued at December 31, 2004	3,609,269	2,949,870
Warrants and employee stock options issued	346,116	317,842
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,285,872 shares at March 31, 2005 and December 31, 2004	(23,707)	(23,707)
Treasury stock at cost; 3,154,558 shares at March 31, 2005 and 1,200,470 shares at December 31, 2004	(64,495)	(19,136)
Accumulated other comprehensive loss	(169,312)	(108,092)
Retained earnings	2,007,346	1,871,595

TOTAL STOCKHOLDERS’ EQUITY	5,705,217	4,988,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,925,833	$54,471,313

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2005	2004
	(in thousands, except
	per share data)
INTEREST INCOME:
Interest-earning deposits	$2,233	$528
Investment securities:
Available-for-sale	94,884	137,226
Held-to-maturity	45,119	28,819
Interest on loans	518,820	333,190

TOTAL INTEREST INCOME	661,056	499,763

INTEREST EXPENSE:
Deposits and customer accounts	114,178	65,012
Borrowings and other debt obligations	148,700	111,935

TOTAL INTEREST EXPENSE	262,878	176,947

NET INTEREST INCOME	398,178	322,816
Provision for loan losses	22,000	43,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	376,178	279,816

NON-INTEREST INCOME:
Consumer banking fees	66,555	53,985
Commercial banking fees	33,008	28,685
Net mortgage banking revenues	11,932	5,427
Capital markets revenue	4,686	4,887
Bank owned life insurance	10,903	9,626
Miscellaneous income	6,351	6,444

TOTAL FEES AND OTHER INCOME	133,435	109,054
Net gain on investment securities	7,979	17,881

TOTAL NON-INTEREST INCOME	141,414	126,935

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	125,125	104,080
Occupancy and equipment expenses	62,870	54,379
Technology expense	18,668	17,605
Outside services	14,648	12,336
Marketing expense	11,047	10,700
Other administrative expenses	24,756	24,046

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	257,114	223,146

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2005	2004
	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$18,956	$17,553
Trust Preferred Securities and other minority interest expense	5,668	5,436
Merger-related and integration charges	23,191	23,587
Equity method investments	10,770	2,012
Lease and contract termination charges	5,204	—

TOTAL OTHER EXPENSES	63,789	48,588

INCOME BEFORE INCOME TAXES	196,689	135,017
Income tax provision	50,538	32,790

NET INCOME	$146,151	$102,227

EARNING PER SHARE:
Basic	$0.40	$0.34

Diluted	$0.38	$0.33

DIVIDENDS DECLARED PER COMMON SHARE	$.030	$.025

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2004	345,775	$2,949,870	$317,842	$(23,707)	$(19,136)	$(108,092)	$1,871,595	$4,988,372

Comprehensive income:
Net income	—	—	—	—	—	—	146,151	146,151
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(74,554)	—	(74,554)
Cash flow hedge derivative financial instruments	—	—	—	—	—	13,334	—	13,334

Total comprehensive income								84,931
Stock and stock options issued in connection with business acquisitions	29,813	642,313	35,636	—	—	—	—	677,949
Stock issued in connection with employee benefit and incentive compensation plans	1,024	17,086	(8,588)	—	7,729	—	—	16,227
Employee stock options earned	—	—	1,226	—	—	—	—	1,226
Dividends paid on common stock	—	—	—	—	—	—	(10,400)	(10,400)
Stock repurchased	(2,275)	—	—	—	(53,088)	—	—	(53,088)

Balance, March 31, 2005	374,337	$3,609,269	$346,116	$(23,707)	$(64,495)	$(169,312)	$2,007,346	$5,705,217

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period
	Ended March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$146,151	$102,227
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for loan losses	22,000	43,000
Depreciation and amortization	41,446	38,117
Net amortization/accretion of investment securities and loan premiums and discounts	15,624	11,439
Net gain on investment securities	(7,979)	(17,881)
Net (gain) loss on real estate owned and premises and equipment	(660)	19
Stock-based compensation	10,897	5,335
Net change in:
Loans held for sale	(6,750)	(15,679)
Accrued interest receivable	(32,837)	8,894
Other assets and bank owned life insurance	118,632	(106,353)
Other liabilities	108,515	41,030

Net cash provided by operating activities	415,039	110,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale investment securities	813,776	877,779
Proceeds from repayments and maturities of investment securities:
Available-for-sale	328,877	443,866
Held-to-maturity	121,662	60,824
Net change in FHLB stock	2,199	(48,818)
Purchases of available-for-sale investment securities	(946,564)	(2,599,740)
Purchases of held-to-maturity investment securities	—	(7,989)
Proceeds from sales of loans	641,469	692,164
Purchase of loans	(1,389,605)	(564,649)
Net change in loans other than purchases and sales	(367,904)	(279,497)
Proceeds from sales of premises and equipment	7,685	2,520
Purchases of premises and equipment	(20,741)	(23,122)
Proceeds from sales of real estate owned	3,133	3,264
Net cash received/(paid) from business combinations	324,203	(199,012)

Net cash used in investing activities	(481,810)	(1,642,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits and other customer accounts	1,194,584	(490,951)
Net increase/(decrease) in borrowings	(1,454,010)	1,091,792
Proceeds from senior credit facility	250,000	200,000
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	—	498,310
Repayments of borrowings and other debt obligations	(50,000)	(105,792)
Net increase in advance payments by borrowers for taxes and insurance	1,954	2,281
Cash dividends paid to stockholders	(10,400)	(7,427)
Proceeds from issuance of common stock	8,253	2,948
Proceeds from the issuance of warrants in connection with the issuance of the Contingent Convertible Trust
Preferred Equity Income Redeemable Securities	—	285,435
Treasury stock repurchases, net of proceeds	(52,858)	(1,443)

Net cash provided by financing activities	(112,477)	1,475,153

Net change in cash and cash equivalents	(179,248)	(57,109)
Cash and cash equivalents at beginning of period	1,160,922	950,302

Cash and cash equivalents at end of period	$981,674	$893,193

	Three-Month Period
	Ended March 31,
	2005	2004
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$464	$6,634
Interest paid	$254,698	$177,258

Non cash transactions: On January 21, 2005, Sovereign Bancorp, Inc. issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp. See Note 12 for additional details. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc.

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

     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards during 2002. Sovereign estimates the fair value of stock options issued to employees using a Black-Scholes option pricing model and expenses this value over the vesting periods. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The impact of not adopting SFAS No. 123 prior to 2002 to Sovereign’s net income and earnings per share for the three-month periods ended March 31, 2005 and 2004 was not material.

(2) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants.

     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period
	Ended March 31,
	2005	2004
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$146,151	$102,227
Contingently convertible trust preferred interest expense, net of tax	6,394	2,285

Net income for diluted EPS	$152,545	$104,512

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	368,860	300,720
Dilutive effect of:
Stock options	6,397	5,958
Warrants on contingently convertible debt	26,082	10,149

Weighted average diluted shares	401,339	316,827

EARNINGS PER SHARE:
Basic	$0.40	$0.34
Diluted	$0.38	$0.33

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE

     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$71,147	$—	$959	$70,188
Debentures of FHLB, FNMA, and FHLMC	243,769	1,889	3,162	242,496
Corporate debt and asset-backed securities	82,377	101	—	82,478
Equity securities (1)	1,565,621	5,848	16,608	1,554,861
State and municipal securities	5,075	18	7	5,086
Mortgage-backed securities:
U.S. government agencies	1,275,236	1,427	26,113	1,250,550
FHLMC and FNMA securities	2,319,762	3,792	53,309	2,270,245
Non-agencies	2,273,755	767	41,073	2,233,449

Total investment securities available-for- sale	$7,836,742	$13,842	$141,231	$7,709,353

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$54,273	$—	$352	$53,921
Debentures of FHLB, FNMA and FHLMC	58,397	243	152	58,488
Corporate debt and asset-backed securities	207,129	8,928	—	216,057
Equity securities (1)	1,554,464	5,308	1,605	1,558,167
State and municipal securities	5,277	22	7	5,292
Mortgage-backed securities:
U.S. government agencies	954,467	5,721	3,923	956,265
FHLMC and FNMA securities	2,355,521	6,621	16,528	2,345,614
Non-agencies	2,460,567	3,300	15,113	2,448,754

Total investment securities available-for- sale	$7,650,095	$30,143	$37,680	$7,642,558

(1)	Equity securities consist principally of FHLB, FHLMC, and FNMA common and preferred stock.

Investment securities with an estimated fair value of $5.5 billion and $5.2 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at March 31, 2005 and December 31, 2004, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY

     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated:

	March 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$11,373	$14	$128	$11,259
Debentures of FHLB, FNMA and FHLMC	538	6	—	544
Corporate debt and asset- backed securities	37,959	—	—	37,959
State and municipal securities	823,922	7,084	11,032	819,974
Mortgage-backed securities:
U.S. government agencies	112,187	113	766	111,534
FHLMC and FNMA securities	1,940,970	6,314	59,325	1,887,959
Non-agencies	912,899	703	14,513	899,089

Total investment securities held-to-maturity	$3,839,848	$14,234	$85,764	$3,768,318

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$11,432	$44	$32	$11,444
Debentures of FHLB, FNMA, and FHLMC	561	10	—	571
Corporate debt and asset- backed securities	36,566	—	—	36,566
State and municipal securities	824,331	11,232	8,652	826,911
Mortgage-backed securities:
U.S. government agencies	115,222	3,017	7	118,232
FHLMC and FNMA securities	1,951,449	10,234	28,758	1,932,925
Non-agencies	964,758	3,119	5,524	962,353

Total investment securities held-to-maturity	$3,904,319	$27,656	$42,973	$3,889,002

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(4) INVESTMENT SECURITIES HELD-TO-MATURITY (continued)

     The following table discloses the age of gross unrealized losses in our total investment portfolio as of March 31, 2005 (in thousands):

	At March 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$75,661	$1,087	$—	$—	$75,661	$1,087
Debentures of FHLB, FNMA and FHLMC	207,280	3,162	—	—	207,280	3,162
Equity securities	790,323	16,608	—	—	790,323	16,608
State and municipal securities	192,845	1,746	184,576	9,293	377,421	11,039
Mortgage-backed Securities:
U.S. government agencies	1,237,344	26,879	—	—	1,237,344	26,879
FHLMC and FNMA securities	2,856,813	77,775	870,430	34,859	3,727,243	112,634
Non-agencies	2,925,841	55,169	65,528	417	2,991,369	55,586

Total investment securities available for sale and held to maturity	$8,286,107	$182,426	$1,120,534	$44,569	$9,406,641	$226,995

As of March 31, 2005, management has concluded that the unrealized losses above (which consisted of 319 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost. The losses above (with the exception of its equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(5) COMPOSITION OF LOAN PORTFOLIO

     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial real estate loans(1)	$6,837,814	17.0%	$5,824,133	15.9%
Commercial and industrial loans(2)	8,525,778	21.1	8,040,107	21.9

Total Commercial Loans	15,363,592	38.1	13,864,240	37.8

Home equity loans	10,280,735	25.5	9,577,657	26.2
Auto loans	4,296,296	10.7	4,205,547	11.5
Other	596,428	1.4	486,140	1.3

Total Consumer Loans	15,173,459	37.6	14,269,344	39.0

Residential Real Estate Loans	9,782,953	24.3	8,497,495	23.2

Total Loans (3)	$40,320,004	100.0%	$36,631,079	100.0%

Total Loans with:
Fixed rate	$22,741,050	56.4%	$21,145,915	57.7%
Variable rate	17,578,954	43.6	15,485,164	42.3

Total Loans (3)	$40,320,004	100.0%	$36,631,079	100.0%

(1)	Includes multifamily loans of $491.9 million and $463.4 million at March 31, 2005 and December 31, 2004, respectively.

(2)	Includes automotive floor plan loans of $949.4 million and $868.8 million at March 31, 2005 and December 31, 2004, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $362.1 million and $296.8 million at March 31, 2005 and December 31, 2004, respectively. Loans pledged as collateral totaled $16.6 billion and $13.3 billion at March 31, 2005 and December 31, 2004, respectively.

Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2004.

Related party loans at December 31, 2004	$59,348
Loan fundings	8,571
Loan repayments	(13,381)

Related party loan balance at March 31, 2005	54,538

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(6) DEPOSIT PORTFOLIO COMPOSITION

     The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$5,377,378	14.7%	—%	$5,087,531	15.6%	—%
NOW accounts	8,422,725	22.9	1.27	7,838,584	24.1	0.98
Customer repurchase agreements	828,388	2.3	2.18	837,643	2.6	1.44
Savings accounts	3,922,642	10.7	0.64	3,807,099	11.7	0.61
Money market accounts	8,673,744	23.6	1.45	7,870,288	24.2	1.24
Certificates of deposit	9,460,879	25.8	2.71	7,114,373	21.8	2.32

Total Deposits	$36,685,756	100%	1.45%	$32,555,518	100%	1.15%

(7) DERIVATIVES

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

     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. For the three-months ended March 31, 2005 and 2004, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.

     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the three-months ended March 31, 2005 and 2004, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three-months ended March 31, 2005 or 2004 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of March 31, 2005, Sovereign expects approximately $8.2 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVES (continued)

     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at March 31, 2005 and December 31, 2004:

					Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,978,590	$1,638	$62,722	4.19%	3.24%	4.2
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,650,000	22,208	6,322	2.72%	3.34%	1.5

Total derivatives used in SFAS 133 hedging relationships	$4,628,590	$23,846	$69,044	3.66%	3.27%	3.2

December 31, 2004
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,638,590	$1,725	$27,332	4.75%	3.12%	5.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,850,000	8,858	8,916	2.16%	3.59%	1.6

Total derivatives used in SFAS 133 hedging relationships	$3,488,590	$10,583	$36,248	3.37%	3.37%	3.5

Summary information regarding other derivative activities at March 31, 2005 and December 31, 2004 follows (in thousands):

	March 31,	December 31,
	2005	2004
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$1,793	$(640)
Interest rate lock commitments	2	220

Total mortgage banking risk management	1,795	(420)
Swaps receive fixed	14,114	50,273
Swaps pay fixed	6,404	(29,509)

Net Customer related interest rate swaps	20,518	20,764
Foreign exchange	(63)	(177)

Total activity	$22,250	$20,167

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVES (continued)

The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the three months ended, March 31, 2005:

Income Statement
	Balance Sheet Effect	Effect For The Three
	at	Months Ended
Derivative Activity	March 31, 2005	March 31, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $35.1 million and $26.0 million respectively, and an increase to other assets and other liabilities of $1.6 million and $62.7 million, respectively.	Resulted in an increase of net interest income of $5.7 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $22.2 million, $6.3 million and $10.3 million, respectively, and decrease to deferred taxes of $5.6 million.	Resulted in a decrease in net interest income of $8.1 million.

Forward commitments

To sell loans	Increase to other assets of $1.8 million.	Increase to mortgage banking revenues of $2.4 million.

Interest rate lock commitments	Increase to mortgage loans of $2 thousand.	Decrease to mortgage banking revenues of $0.2 million.

Customer Related Interest Rate Swaps	Increase to other assets of $20.5 million.	Decrease in capital markets revenue of $0.2 million.

Foreign exchange	Decrease to other assets of $0.1 million.	Increase to commercial banking revenues of $0.1 million.

The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2004 and for the three-months ended March 31, 2004:

Balance Sheet Effect
	at	Income Statement Effect For The Three
Derivative Activity	December 31, 2004	Months Ended March 31, 2004
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $19.9 million and $5.7 million, respectively, and an increase to other assets and other liabilities of $1.7 million, and $27.3 million, respectively	Resulted in an increase of net interest income of $12.2 million

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $8.9 million.	Resulted in a decrease in net interest income of $12.3 million

Forward commitments to sell loans	Decrease to other liabilities of $0.6 million.	Increase to mortgage banking revenues of $0.7 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million	Decrease to mortgage banking revenues of $0.5 million

Net Customer Related Swaps	Increase to other assets of $50.3 million and an increase of $29.5 million to other liabilities.	Increase in capital markets revenue of $0.1 million

Foreign Exchange	Decrease to other assets of $0.2 million	Increase to commercial banking revenues of $2.3 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(7) DERIVATIVES (continued)

     Net interest income resulting from interest rate exchange agreements included $24.4 million of income and $26.8 million of expense for the three month period ended March 31, 2005 compared with $23.7 million of income and $23.8 million of expense for the corresponding period in the prior year.

     Net gains generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled $0.7 million for the three-months ended March 31, 2005 compared with $0.1 million for the three-months ended March 31, 2004. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $1.5 million for the three-months ended March 31, 2005, compared with $4.1 million for the three-months ended March 31, 2004.

(8) COMPREHENSIVE INCOME

     The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period
	Ended March 31,
	2005	2004
Net income	$146,151	$102,227
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	10,363	(714)
Change in unrealized gains on investment securities available-for-sale, net of tax	(69,368)	68,565
Less reclassification adjustment, net of tax:
Derivative instruments	(2,971)	(3,045)
Investments available-for-sale	5,186	11,623

Comprehensive income	$84,931	$161,500

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $119.0 million and net accumulated losses on derivatives of $50.3 million at March 31, 2005 and net unrealized losses on securities of $44.4 million and net accumulated losses on derivatives of $63.7 million at December 31, 2004.

(9) CORE DEPOSIT INTANGIBLE ASSETS

     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2005	$73,821	$18,956	$54,865
2006	65,765	—	65,765
2007	57,313	—	57,313
2008	42,204	—	42,204
2009	20,399	—	20,399

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(10) BUSINESS SEGMENT INFORMATION

     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer Lending, Shared Services Commercial Lending, and Other. 2004 results have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer Lending segment is primarily comprised of our mortgage banking group, our wholesale home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial Lending segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

The following tables present certain information regarding the Company’s segments:

For the three-month period	Mid-Atlantic	New England Banking	Shared Services	Shared Services
ended March 31, 2005	Banking Division	Division	Consumer Lending	Commercial Lending	Other	Total

Net interest income (expense)	$138,217	$156,424	$85,294	$51,809	$(33,566)	$398,178
Fees and other income	30,813	38,332	26,765	24,964	12,561	133,435
Provision for loan losses	5,496	1,449	11,873	651	2,531	22,000
General and administrative expenses	89,362	100,638	38,124	24,799	4,191	257,114
Depreciation/Amortization	3,455	4,369	7,462	730	25,430	41,446
Income (loss) before income taxes	74,276	92,669	54,953	51,324	(76,533)	196,689
Intersegment revenues (expense) (1)	101,080	139,770	(177,343)	(56,880)	(6,627)	—
Total Average Assets	$6,442,172	$4,963,474	$20,467,983	$8,723,504	$16,945,954	$57,543,087

For the three-month period	Mid-Atlantic	New England Banking	Shared Services	Shared Services
ended March 31, 2004	Banking Division	Division	Consumer Lending	Commercial Lending	Other	Total

Net interest income	$103,600	$102,124	$59,338	$38,744	$19,010	$322,816
Fees and other income	28,955	33,469	12,621	20,761	13,248	109,054
Provision for loan losses	11,670	4,874	10,224	7,789	8,443	43,000
General and administrative expenses	79,236	84,768	27,271	25,263	6,608	223,146
Depreciation/Amortization	3,324	3,071	7,599	575	23,548	38,117
Income (loss) before income taxes	41,649	45,952	32,018	26,453	(11,055)	135,017
Intersegment revenues (expense) (1)	82,586	92,826	(110,103)	(33,745)	(31,564)	—
Total Average Assets	$4,409,425	$3,604,285	$13,226,963	$7,109,602	$17,506,075	$45,856,350

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(11) RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-3 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” This statement addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in non-homogenous loans acquired in a transfer if those differences are attributable, at least in part, to credit quality. This statement limits the yield that may be accreted (“accretable yield”) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This statement requires that the excess of contractual cash flows over cash flows expected to be collected (“nonaccretable difference”) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This statement prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This statement prohibits “carrying over” or creation of valuation allowances in the initial accounting of all non-homogeneous loans acquired in a transfer that are within the scope of this statement, and is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this pronouncement did not have a material impact on Sovereign’s results of operations or financial position.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123 in 2002, the impact of SFAS No. 123(R) is not anticipated to be material.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(12) PURCHASE OF WAYPOINT FINANCIAL CORPORATION (“WAYPOINT”)

     On January 21, 2005, Sovereign completed the acquisition of Waypoint Financial Corp. (“Waypoint”) for approximately $948 million. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of Sovereign common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). Waypoint was headquartered in Harrisburg, Pennsylvania, with 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. Sovereign acquired Waypoint to further enhance our presence in many counties in Pennsylvania and create new lending markets in certain counties in Maryland.

     The preliminary purchase price was allocated to the acquired assets and liabilities of Waypoint based on fair value as of January 21, 2005. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$379.2
Loans:
Commercial	1,299.0
Consumer	991.3
Residential	313.8

Total loans	2,604.1
Less allowance for loan losses	(26.5)

Total loans, net	2,577.6
Cash acquired, net of cash paid	324.2
Premises and equipment, net	34.2
Bank Owned Life Insurance	97.0
Prepaid expenses and other assets	266.8
Core deposit intangible	30.8
Goodwill	600.0

Total assets	$4,309.8

Liabilities
Deposits:
Core	$1,503.7
Time	1,384.6

Total deposits	2,888.3
Borrowings and other debt obligations	668.2
Other liabilities (1)	75.3

Total liabilities	$3,631.8

(1)	Includes liabilities of $19.3 million directly associated with the transaction which were recorded as part of the purchase price, of which $2.9 million relates to branch consolidation and $10.5 million represents amounts to be paid to Waypoint senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.

     In connection with the Waypoint acquisition, Sovereign recorded charges against its earnings for the three-month period ended March 31, 2005 for merger related expenses of $24.7 million pre-tax ($16.0 million net of tax).

     These merger-related expenses include the following (in thousands):

Branch and office consolidations	$2,396
System conversions	12,206
Retail banking conversion costs and other	10,079

Total	$24,681

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(12) PURCHASE OF WAYPOINT FINANCIAL CORPORATION (“WAYPOINT”) (continued)

     The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the first quarter of 2005 as a result of the Waypoint acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2009.

     The system conversion costs related to transferring Waypoint’s customer data from their core application system to Sovereign’s core application systems. These conversions were completed in the first quarter of 2005. The retail banking conversion costs consist primarily of replacing and/or converting customer account data such as welcoming kits, ATM cards, checks, credit cards, etc. The status of reserves related to business acquisitions are summarized as follows (in thousands):

	First Essex	Seacoast	Waypoint
	acquisition	acquisition	acquisition	Total
Reserve balance at December 31, 2004	$15,826	$51,222	$—	$67,048
Charge recorded in earnings	—	—	24,681	24,681
Amount provided in purchase accounting (Goodwill)	—	—	19,286	19,286
Payments	(1,176)	(4,393)	(4,679)	(10,248)
Changes in estimates (1)	(1,305)	(185)	—	(1,490)

Reserve balance as of March 31, 2005 (2)	$13,345	$46,644	$39,288	$99,277

(1)	In the first quarter of 2005, Sovereign updated various sublease market rate assumptions related to previous acquisition related accruals for First Essex and Seacoast which was recorded in merger-related and integration expense. Additionally, during the first quarter we determined that certain reserves established in connection with the first Essex acquisition were no longer required and reduced merger-related and integration expense.

(2)	Not included in the table above is $3.2 million of reserves primarily related to long-term lease obligations for the Main Street acquisition.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(13) RETAINED INTERESTS IN ASSET SECURITIZATIONS

     As described more fully in our annual report filed on Form 10-K, Sovereign has sold certain securitized financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at March 31, 2005 and December 31, 2004, and the net credit losses for the three-month period ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	March 31, 2005			December 31, 2004
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses/(Recoveries)
Mortgage Loans	$37,792	$1,618	$—	$43,248	$1,315	$69
Home Equity Loans	223,398	27,833	1,507	243,593	28,990	10,697
Automotive Floor Plan Loans	579,000	—	—	579,000	—	(44)

Total Securitized	$840,190	$29,451	$1,507	$865,841	$30,305	$10,722

Loans Held in Portfolios
Mortgage Loans	$9,782,953			$8,497,495
Home Equity Loans	10,280,735			9,577,657
Automotive Floor Plan Loans	949,428			868,769

Total Held in Portfolio	21,013,116			18,943,921

Total	$21,853,306			$19,809,762

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)

(13) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)

At March 31, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home	Auto
	Mortgage	Equity	Floor
	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$2,283	$2,283
Subordinated interest retained	29,462	—	21,000	50,462
Servicing rights	1,603	1,265	—	2,868
Interest only strips	—	13,186	600	13,786
Cash reserve	—	—	8,027	8,027

Total Retained Interests and Servicing Rights	$31,065	$14,451	$31,910	$77,426

Weighted-average life (in yrs)	1.30	1.77	0.18
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of December 31, 2004	40%	27%	51%
As of March 31, 2005	40%	25%	46%
Impact on fair value of 10% adverse change	$(80)	$(102)	$(93)
Impact on fair value of 20% adverse change	$(134)	$(225)	$(175)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2004	0.12%	1.59%	0.25%
As of March 31, 2005	0.12%	1.72%	0.25%
Impact on fair value of 10% adverse change	$(21)	$(607)	$(26)
Impact on fair value of 20% adverse change	$(42)	$(1,225)	$(53)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	10%
As of December 31, 2004	9%	12%	6%
As of March 31, 2005	9%	12%	6%
Impact on fair value of 10% adverse change	$(31)	$(325)	$(87)
Impact on fair value of 20% adverse change	$(61)	$(640)	$(174)

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

(14) LEASE AND CONTRACT TERMINATION CHARGES

     In the first quarter of 2005, Sovereign recorded a contract termination charge of $2.3 million on a loan servicing agreement for certain consumer loans that were serviced by a third party. Sovereign will service these consumer loans in the future as we believe we have the necessary infrastructure to service these customers more efficiently and effectively. Sovereign also recorded a charge of $2.9 million related to certain leased real estate that was vacated in the first quarter of 2005 and is no longer being used by the company. This charge was determined based on the present values of the portion of the remaining lease obligations that were associated with the vacated space, net of the estimated fair value of subleasing the property.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EXECUTIVE SUMMARY

     Sovereign is a $59 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.

     We are one of the top 20 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included return on assets and loan yields being lower than our peers, and not being able to repurchase any substantial levels of stock from 1999 through 2004 due to lower than average capital ratios in those time periods. Additionally, we do not possess desired market share in some of our geographic micro-markets.

     Management has implemented strategies to address these weaknesses. With respect to our capital position which has prevented us from buying back stock for the past several years, we have strengthened our ratios significantly over the last several years through the generation of earnings. In 2003, we strategically accessed the financial markets to further strengthen our capital position including the issuance of $800 million of bank subordinated debt (which qualifies as Tier 2 Bank capital), and increased tangible equity by $188 million in connection with warrant exercises. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”) which qualifies as regulatory capital. Recently Sovereign has reduced its higher cost holding company debt obligations. During the third quarter of 2004, Sovereign redeemed $500 million of Senior Notes which had a coupon of 10.50% ($400 million of these fixed rate notes had been swapped to convert the obligations to floating rate obligations and as a result the effective yield on the $500 million was approximately 8.18%). This obligation was the last remaining high cost debt issued by Sovereign in connection with the Fleet/Bank Boston branch acquisition. Sovereign redeemed this obligation with cash on hand and by issuing $300 million of new Senior Notes which bear interest at three-month Libor plus 33 basis points. This lower financing rate reflects, in part, the improved credit ratings our holding company has recently obtained. Sovereign repurchased two million shares of common stock during the first quarter of 2005 and additional stock repurchases are anticipated to occur during the remainder of the year.

     With regards to our return on assets and loan yields being lower than our peers, we have recently realigned our reporting structure with our strategy of combining the best of a large bank with the best of a small community bank. We divided our footprint into smaller community banking groups in both our large markets – New England and Mid-Atlantic. Within each market, we’ve created five local markets, each with a Market CEO responsible for servicing the needs of their market while meeting profitability and revenue goals focused on achieving 1) higher growth in loans, deposits, and fees through local decision making and higher quality service, 2) improving margins and returns on assets, 3) increasing fee income, 4) increasing the number of services being sold to or used by a customer and 5) expanding Sovereign’s presence in the marketplace.

     To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and on January 21, 2005, we completed the acquisition of Waypoint Financial Corp. (“Waypoint”). Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition or otherwise is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.

     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT

     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisitions of First Essex, Seacoast and Waypoint. We believe these acquisitions will strengthen our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

CURRENT INTEREST RATE ENVIRONMENT

     Net interest income represents approximately seventy to seventy five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a slightly asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in a sustained increasing rate cycle. The impact of a low and declining rate environment in recent years on Sovereign has been mitigated in part by our large core deposit base. We would expect to benefit from any substantial sustained increase in interest rates if they occur and if we continue to grow low cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

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

RESULTS OF OPERATIONS

General

     Net income was $146.2 million, or $0.38 per diluted share for the three-month period ended March 31, 2005 as compared to $102.2 million, or $0.33 per diluted share for the three-month period ended March 31, 2004.

     Sovereign closed the Waypoint acquisition during the first quarter of 2005, incurring merger related charges of $24.7 million pretax ($16.0 million net of tax, or $0.04 per diluted share). See Note 12 for further details on the components of these merger related charges.

     Sovereign incurred a charge of $2.3 million related to canceling a consumer loan servicing agreement with a third party provider. We will service these customers internally in the future and believe this will allow us to more efficiently and effectively meet our customers’ needs. Sovereign also recorded a charge of $2.9 million related to some real estate that was vacated in the first quarter of 2005. This charge was determined based on the present values of the portion of the remaining lease obligations that were associated with the vacated space, net of the estimated fair value of subleasing the property. These two charges totaled $5.2 million pretax ($3.4 million net of tax, or $0.01 per diluted share).

     During the first quarter of 2004, Sovereign completed the acquisition of First Essex. In connection with this acquisition, Sovereign recorded an additional loan loss provision of $6 million pretax ($3.9 million net of tax) to conform First Essex’s allowance for loan losses to Sovereign’s reserve policies and merger related expenses of $23.6 million pretax ($15.3 million net of tax). The impact of these charges reduced earnings per share by $0.06 per diluted share.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2005 AND 2004
(in thousands)

	2005			2004
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,128,935	$153,197	5.06%	$14,120,951	$176,374	5.00%
LOANS:
Commercial loans	14,870,517	204,413	5.56%	11,413,060	132,325	4.60%
Consumer loans	14,886,031	193,931	5.27%	10,472,369	135,709	5.21%
Residential loans	9,167,485	122,676	5.35%	5,105,900	66,743	5.23%

Total loans	38,924,033	521,020	5.40%	26,991,329	334,777	4.95%
Allowance for loan losses	(432,852)	—	—	(343,684)	—	—

NET LOANS	38,491,181	521,020	5.46%	26,647,645	334,777	5.02%

TOTAL EARNING ASSETS	50,620,116	674,217	5.37%	40,768,596	511,151	5.01%
Other assets	6,922,971	—	—	5,087,754	—	—

TOTAL ASSETS	$57,543,087	$674,217	4.72%	$45,856,350	$511,151	4.45%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$26,130,172	$61,089	0.95%	$21,346,218	$31,661	0.60%
Time deposits	8,659,080	53,089	2.49%	6,108,153	33,351	2.19%

TOTAL DEPOSITS	34,789,252	114,178	1.33%	27,454,371	65,012	0.95%

BORROWED FUNDS:
FHLB advances	10,910,131	104,938	3.89%	8,063,115	77,815	3.83%
Fed funds and repurchase agreements	1,441,246	9,538	2.66%	2,554,957	7,418	1.15%
Other borrowings	4,155,507	34,224	3.32%	3,563,656	26,702	2.98%

TOTAL BORROWED FUNDS	16,506,884	148,700	3.64%	14,181,728	111,935	3.14%

TOTAL FUNDING LIABILITIES	51,296,136	262,878	2.07%	41,636,099	176,947	1.70%
Other liabilities	658,248	—	—	660,321	—	—

TOTAL LIABILITIES	51,954,384	262,878	2.05%	42,296,420	176,947	1.67%
STOCKHOLDERS’ EQUITY	5,588,703	—	—	3,559,930	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,543,087	262,878	1.85%	$45,856,350	176,947	1.54%

NET INTEREST INCOME		$411,339			$334,204

NET INTEREST SPREAD (1)			2.87%			2.91%

NET INTEREST MARGIN (2)			3.26%			3.28%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Interest Income

     Net interest income for the three-month period ended March 31, 2005 was $398.2 million compared to $322.8 million for the same period in 2004. The increase in net interest income for the three-month period ended March 31, 2005, compared to the corresponding period in the prior year, resulted principally from growth in earning assets which more than offset the slight decline in yield.

     Net interest margin was 3.26% for the three-month period ended March 31, 2005 compared to 3.28% for the same period in 2004. Net interest margin has contracted slightly from the comparable 2004 levels due to unfavorable mix changes in our deposit costs and the flattening yield curve which has led to replacement yields on new asset production being lower than yields on maturing assets.

     Interest on investment securities and interest earning deposits was $142.2 million for the three-month period ended March 31, 2005 compared to $166.6 million for the same period in 2004. The average balance of investment securities was $12.1 billion with an average tax equivalent yield of 5.06% for the three-month period ended March 31, 2005 compared to an average balance of $14.1 billion with an average yield of 5.00% for the same period in 2004. The increase in yield is due to a $2.0 billion reduction of lower yielding investment securities executed in the fourth quarter of 2004.

     Interest on loans was $518.8 million for the three-month period ended March 31, 2005 compared to $333.2 million for the same period in 2004. The average balance of loans was $38.9 billion with an average yield of 5.40% for the three-month period ended March 31, 2005 compared to an average balance of $27.0 billion with an average yield of 4.95% for the same period in 2004. Average balances of commercial and consumer loans in 2005 increased $3.5 billion and $4.4 billion, respectively, as compared to 2004 primarily due to loan originations, loan purchases and loans acquired from First Essex, Seacoast and Waypoint. Average residential loans increased $4.1 billion due to loan purchases, increased origination activity and loans acquired from the First Essex, Seacoast and Waypoint acquisitions.

     Interest on deposits and related customer accounts was $114.2 million for the three-month period ended March 31, 2005 compared to $65.0 million for the same period in 2004. The average balance of deposits was $34.8 billion with an average cost of 1.33% for the three-month period ended March 31, 2005 compared to an average balance of $27.5 billion with an average cost of 0.95% for the same period in 2004. The increase in the balance of deposits is due to the First Essex, Seacoast and Waypoint acquisitions. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year (which were partially passed on to our customers) as well as changes in the mix of deposits.

     Interest on borrowed funds was $148.7 million for the three-month period ended March 31, 2005 compared to $111.9 million for the same period in 2004. The average balance of borrowings was $16.5 billion with an average cost of 3.64% for the three-month period ended March 31, 2005 compared to an average balance of $14.2 billion with an average cost of 3.14% for the same period in 2004. The increase in the cost of funds is primarily due to increases in market interest rates.

Provision for Loan Losses

     The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2005 was $22.0 million compared to $43.0 million for the same period in 2004. The provision for the three months ended March 31, 2004 included a charge of $6 million, allowing the acquired First Essex allowance for loan losses to conform to Sovereign’s reserve policy. The provision for loan losses for the three months ended March 31, 2005 includes a lower level of provision versus 2004 due to improvements in credit quality in the loan portfolio that have primarily resulted from improved risk management practices as well as the current economic environment. Non-performing assets were $186.9 million or 0.46% of total loans at March 31, 2005, compared to $160.1 million or 0.44% of total loans at December 31, 2004 and $212.0 million or 0.76% of total loans at March 31, 2004. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Sovereign’s net charge-offs for the three-month period ended March 31, 2005 were $19.6 million and consisted of charge-offs of $30.7 million and recoveries of $11.1 million. This compared to net charge-offs of $34.5 million consisting of charge-offs of $47.3 million and recoveries of $12.8 million for the three-month period ended March 31, 2004. Net charge-offs have declined as a percentage of average loans to .20% for the three-month period ended March 31, 2005, compared to .51% for the corresponding period in the prior year, reflecting improving credit quality in our loan portfolio.

     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Three-month Period Ended
	March 31,
	2005	2004
Allowance, beginning of period	$408,716	$327,894
Charge-offs:
Residential	231	577
Commercial	9,237	27,618
Consumer	21,257	19,122

Total Charge-offs	30,725	47,317

Recoveries:
Residential	187	369
Commercial	2,529	4,293
Consumer	8,421	8,108

Total Recoveries	11,137	12,770

Charge-offs, net of recoveries	19,588	34,547
Provision for loan losses	22,000	43,000
Acquired allowance for loan losses from business acquisitions	26,533	14,660

Allowance, end of period	$437,661	$351,007

Non-Interest Income

     Total non-interest income was $141.4 million for the three-month period ended March 31, 2005 compared to $126.9 million for the same period in 2004. Excluding securities gains, total fees and other income for the three-month period ended March 31, 2005 were $133.4 million as compared to $109.1 million for the same period in 2004. The reasons for these increases are discussed below.

     Consumer banking fees were $66.6 million for the three-month period ended March 31, 2005 as compared to $54.0 million for the same period in 2004, representing an increase of 23%. The increase year over year was due principally to growth in deposit fees to $51.8 million for the three-month period ended March 31, 2005 compared to deposit fees of $45.4 million for the corresponding period in the prior year. Average core deposit balances have grown $4.8 billion or 22% since March 31, 2004 due primarily to the First Essex, Seacoast and Waypoint acquisitions, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.

     Commercial banking fees were $33.0 million for the three-month period ended March 31, 2005 as compared to $28.7 million for the same period in 2004. This increase of $4.3 million, or 15% for the three-month period ended March 31, 2005, over the corresponding 2004 period was primarily due to higher loan fees resulting from growth in the commercial loan portfolio (primarily resulting from the First Essex, Seacoast and Waypoint acquisitions), and increased cash management fee income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended March 31,
	2005	2004
Recoveries/(Impairments) to mortgage servicing rights	$3,954	$(11,260)
Mortgage servicing fees	5,040	4,882
Amortization of mortgage servicing rights	(4,092)	(4,745)
Net gains under SFAS 133	653	81
Sales of mortgage loans and mortgage backed securities	6,377	16,469

Total	$11,932	$5,427

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

     The increase in mortgage banking revenues for the three-month period ended March 31, 2005 is attributable principally to an increase in the fair value of mortgage servicing rights partially offset by lower sale activity due to decreased loan origination volumes due to the current rate environment. Sovereign recorded a $4.0 million recovery on its mortgage servicing rights for the three months ended March 31, 2005 primarily because of lower prepayment speed assumptions as compared to December 31, 2004. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2005	December 31, 2004	March 31, 2004	December 31, 2003
CPR speed	14.30%	16.53%	25.95%	19.51%
Escrow credit spread	3.72%	3.92%	4.00%	4.00%

     At March 31, 2005, Sovereign serviced approximately $6.8 billion of mortgage loans for others and our net mortgage servicing asset was $84.6 million, compared to $6.3 billion of loans serviced for others and a net mortgage servicing asset of $74.0 million, at December 31, 2004. Our valuation allowance on our mortgage servicing asset at March 31, 2005 is $2.6 million.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The net gains on sales of investment securities were $8.0 million for the three-month period ended March 31, 2005 compared to $17.9 million for the same period in 2004. Due to the current interest rate environment we would anticipate having lower levels of security gains in 2005 as compared to 2004.

General and Administrative Expenses

     General and administrative expenses for the three-month period ended March 31, 2005 were $257.1 million compared to $223.1 million for the same period in 2004. General and administrative expenses increased in 2005 primarily due to the First Essex, Seacoast and Waypoint acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members.

Other Expenses

     Other expenses were $63.8 million for the three-month period ended March 31, 2005, compared to $48.6 million for the same period in 2004. The reasons for the variances are discussed below.

     During the second quarter of 2004, Sovereign made a $60 million investment in a synthetic fuel partnership (“the Synthetic Fuel Partnership”). Sovereign will amortize this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in investment value and our allocation of the partnership’s earnings or losses of $6.8 million are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the life of the partnership.

     Expense associated with amortization of core deposit intangibles increased by $1.4 million during the three-month period ending March 31, 2005, compared to the corresponding period in the prior year. The increase for the three-month period ended March 31, 2005 was related to the amortization associated with the Seacoast and Waypoint acquisitions. Merger-related and integration charges of $24.7 million related to the Waypoint acquisition were recorded in the three-month period ended March 31, 2005. Merger-related and integration charges of $23.6 million related to the First Essex acquisition were recorded in the three-month period ended March 31, 2004.

     Lease and contract termination charges of $5.2 million were recorded in the quarter ended March 31, 2005 related to vacating certain underutilized real estate and to terminate certain third party loan servicing contracts.

Income Tax Provision

     The income tax provision was $50.5 million for the three-month period ended March 31, 2005, compared to $32.8 million for the same period in 2004. The effective tax rate for the three-month period ended March 31, 2005 was 25.7% compared to 24.3% for the same period in 2004. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The effective tax rate in 2005 is higher than the prior year rate due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2005 compared to 2004.

Line of Business Results

     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer Lending, Shared Services Commercial Lending, and Other. 2004 results have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer Lending segment is primarily comprised of our mortgage banking group, our wholesale home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial Lending segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

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

     The Mid-Atlantic Banking Division’s net interest income increased $34.6 million to $138.2 million for the three-month period ended March 31, 2005 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $6.1 billion with an average yield of 5.58% for the quarter ended March 31, 2005 compared to an average balance of $4.3 billion with an average yield of 4.88% for the corresponding period in the preceding year. The average balance of deposits was $14.7 billion at a cost of 1.32% for the quarter ended March 31, 2005, compared to $12.7 billion at a cost of 0.99% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due primarily to the Waypoint acquisition and the increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $1.9 million was due to loan and deposit fees that grew due to the increased balances of these items. The provision for loan losses declined $6.2 million to $5.5 million at March 31, 2005 due to improvements in the credit quality of our loan portfolio, improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $79.2 million for the three-months ended March 31, 2004, to $89.4 million for the three-months ended March 31, 2005. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Waypoint acquisition.

     The New England Banking Division’s net interest income increased $54.3 million to $156.4 million for the three-month period ended March 31, 2005 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $4.8 billion with an average yield of 5.63% for the quarter ended March 31, 2005 compared to an average balance of $3.5 billion with an average yield of 4.71% for the corresponding period in the preceding year. The average balance of deposits was $17.4 billion at a cost of 1.18% for the quarter ended March 31, 2005, compared to $14.0 billion at a cost of 0.92% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due primarily to the Seacoast acquisition and to a lesser extent the First Essex acquisition. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $4.9 million was due primarily from fees generated from higher loan and deposit balances. The provision for loan losses declined $3.4 million to $1.4 million at March 31, 2005 due to improvements in the credit quality of our loan portfolio due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $84.8 million for the three-months ended March 31, 2004, to $100.6 million for the three-months ended March 31, 2005. The increase in general and administrative expenses is principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast and First Essex acquisitions.

     The Shared Services Consumer Lending segment net interest income increased $26.0 million to $85.3 million for the three-month period ended March 31, 2005 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth. The average balance and yield earned on loans by this segment for the quarter ended March 31, 2005 was $20.0 billion and 5.29%, respectively, compared with $12.7 billion and 5.34% for the corresponding period in the prior year. The increase in loan balances was driven by fewer loan sales and increased purchases of wholesale home equity loans. The increase in fees and other income of $14.1 million was due to increased mortgage banking revenues and higher loan fees which grew due to the increased loan balances. The provision for loan losses increased $1.6 million to $11.9 million at March 31, 2005 due to loan growth. General and administrative expenses (including allocated corporate and direct support costs) increased from $27.3 million for the three-months ended March 31, 2004, to $38.1 million for the three-months ended March 31, 2005. The increase in general and administrative expenses is principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast, First Essex and Waypoint acquisitions.

     The Shared Services Commercial Lending segment net interest income increased $13.1 million to $51.8 million for the three-month period ended March 31, 2005 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth. The average balance and yield earned on loans by this segment for the quarter ended March 31, 2005 was $8.0 billion and 5.42%, respectively, compared with $6.5 billion and 4.51% for the corresponding period in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in fees and other income of $4.2 million was due to the increased level of loans. The provision for loan losses decreased $7.1 million to $0.7 million at March 31, 2005 due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) have remained relatively consistent and were $24.8 million for the quarter ended March 31, 2005 compared with $25.3 million for the corresponding period in the prior year.

     The net loss before income taxes for Other increased $65.5 million to $76.5 million for the three-months ended March 31, 2005 compared to the corresponding period in the preceding year. Net interest income decreased $52.6 million to a net expense of $33.6 million for the three-months ended March 31, 2005 compared to the corresponding period in the preceding year due primarily to a $2.3 billion increase in average borrowings and a $2.0 billion decline in average investments. Average borrowings for the three-month period ended March 31, 2005 and 2004 was $16.5 billion and $14.2 billion, respectively, with an average cost of 3.64% and 3.14%. The increase in cost is due to the rise in market interest rates between periods.

     The Other segment includes net gains on securities of $8.0 million for the three-month period ending March 31, 2005, as compared to $17.9 million recorded in 2004. The 2005 and 2004 results include merger and integration charges of $23.2 million and $23.6 million related to the Waypoint and First Essex acquisitions, respectively.

Critical Accounting Policies

     The Company’s significant accounting policies are described in Note 1 to the December 31, 2004 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2004 Management’s Discussion and Analysis filed on Form 10-K.

     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 11 to the consolidated financial statements.

FINANCIAL CONDITION

Loan Portfolio

     At March 31, 2005, commercial loans totaled $15.4 billion representing 38% of Sovereign’s loan portfolio, compared to $13.9 billion or 38% of the loan portfolio at December 31, 2004 and $11.9 billion or 43% of the loan portfolio at March 31, 2004. At March 31, 2005 and December 31, 2004, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2004 has primarily been driven by the Waypoint acquisition. See Note 12 for the related loan balances Sovereign acquired from this acquisition.

     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $15.2 billion at March 31, 2005, representing 38% of Sovereign’s loan portfolio, compared to $14.3 billion, or 39%, of the loan portfolio at December 31, 2004 and $11.0 billion or 40% of the loan portfolio at March 31, 2004. The increase is primarily related to loan purchases and loans acquired from business acquisitions.

     Residential mortgage loans were $9.8 billion at March 31, 2005 and represent 24% of Sovereign’s loan portfolio as compared to $8.5 billion and 23% at December 31, 2004 and $4.8 billion or 17% of the loan portfolio at March 31, 2004. The increase during the periods shown is due to business acquisitions and reduced sale activity.

Non-Performing Assets

     At March 31, 2005, Sovereign’s non-performing assets increased by $26.8 million to $186.9 million compared to $160.1 million at December 31, 2004. This increase is due to loan growth as non-performing assets as a percentage of total loans, real estate owned and repossessed assets were 0.46% at March 31, 2005 and 0.44% at December 31, 2004. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2005	2004
Non-accrual loans:
Commercial	$65,933	$54,042
Commercial real estate	29,595	26,757
Consumer	37,637	28,021
Residential	37,669	33,656

Total non-accrual loans	170,834	142,476
Restructured loans	1,026	1,097

Total non-performing loans	171,860	143,573
Other real estate owned	11,286	12,276
Other repossessed assets	3,709	4,247

Total non-performing assets	$186,855	$160,096

Past due 90 days or more as to interest or principal and accruing interest	$33,032	$38,914
Non-performing assets as a percentage of total assets	0.32%	0.29%
Non-performing loans as a percentage of total loans	0.43%	0.39%
Non-performing assets as a percentage of total loans and real estate owned	0.46%	0.44%
Allowance for loan losses as a percentage of total non-performing assets	234.2%	255.3%
Allowance for loan losses as a percentage of total non-performing loans	254.7%	284.7%

     Loans ninety (90) days or more past due and still accruing interest fell by $5.9 million from December 31, 2004 to March 31, 2005, attributable to decreases of $5.3 million in the residential portfolio, and $0.6 million in the in consumer portfolio.

     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $77.2 million and $39.1 million at March 31, 2005 and December 31, 2004, respectively. As a percentage of total loans, potential problem loans were .19% and .11% at March 31, 2005 and December 31, 2004, respectively.

Allowance for Loan Losses

     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	March 31, 2005		December 31, 2004
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$228,228	38%	$209,587	38%
Consumer loans	152,565	38	143,507	39
Residential real estate mortgage loans	32,384	24	27,971	23
Unallocated allowance	24,484	n/a	27,651	n/a

Total allowance for loan losses	$437,661	100%	$408,716	100%

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

     The specific allowance element of the allocated allowance is based on a regular analysis of criticized loans where internal credit ratings are below a predetermined classification. This analysis is performed by the relationship manager or the loan workout department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.

     The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, delinquency trends, changes in underwriting standards, portfolio growth, industry conditions, and the current economic environment. The Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

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

     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $209.6 million at December 31, 2004 to $228.2 million at March 31, 2005. This is a result of loan growth, increases in criticized assets and allowances acquired from the Waypoint acquisition.

     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $143.5 million at December 31, 2004, to $152.6 million at March 31, 2005 due to increases in loan balances and allowance acquired from the Waypoint acquisition.

     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $28.0 million at December 31, 2004 to $32.4 million at March 31, 2005, due to increases in loan balances, mainly in our existing portfolios and partially from the Waypoint acquisition.

     Unallocated Allowance. The unallocated allowance for loan losses decreased slightly to $24.5 million at March 31, 2005 from $27.7 million at December 31, 2004. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.

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

“AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at March 31, 2005 was 4.15 years.

     Total investment securities available-for-sale were $7.7 billion at March 31, 2005 and $7.6 million at December 31, 2004. Investment securities held-to-maturity were $3.8 billion at March 31, 2005 compared to $3.9 billion at December 31, 2004. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2005 were $36.7 billion which includes deposit balances of $2.9 billion acquired from the Waypoint acquisition, compared to $32.6 billion at December 31, 2004.

Borrowings and Other Debt Obligations

     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2005 and December 31, 2004 were $15.6 billion and $16.1 billion, respectively.

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

     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $840 million of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at March 31, 2005. Sovereign’s retained interests and servicing assets in such QSPEs were $77.4 million at March 31, 2005 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At March 31, 2005, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 13 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.

     As described in our 2004 annual report filed under Form 10K, in connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable from the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under insurance policies on the real estate properties. The aggregate principal balance of the certificates at March 31, 2005, and December 31, 2004, was $219.9 million, respectively. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that Sovereign terminates a lease and does not substitute a similar property to replace it, a penalty would be incurred. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the terminated property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.

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

     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2005 and December 31, 2004, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2005 and December 31, 2004 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at March 31, 2005:
Regulatory capital	$4,172,224	$4,172,224	$4,122,726	$5,350,841
Minimum capital requirement (1)	1,121,070	2,242,140	1,846,414	3,692,829

Excess	$3,051,154	$1,930,084	$2,276,312	$1,658,012

Sovereign Bank capital ratio	7.44%	7.44%	8.93%	11.59%

Sovereign Bank at December 31, 2004:
Regulatory capital	$3,761,163	$3,761,163	$3,710,119	$4,911,264
Minimum capital requirement (1)	1,043,438	2,086,876	1,687,852	3,375,704

Excess	$2,717,725	$1,674,287	$2,022,267	$1,535,560

Sovereign Bank capital ratio	7.21%	7.21%	8.79%	11.64%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at March 31, 2005 (1)	5.22%	4.86%	6.97%
Capital ratio at December 31, 2004 (1)	5.25%	5.00%	7.05%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

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

     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2005, Sovereign had $10.1 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unemcumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.

     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has paid $100.0 million dividends to Sovereign Bancorp. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.

     Cash and cash equivalents decreased $179.2 million from December 31, 2004. Net cash provided by operating activities was $415.0 million for 2005. Net cash used by investing activities for 2005 was $481.8 million and consisted primarily of the purchase of loans of $1.4 billion, and purchases of investments of $946.6 million, offset by sales, repayments and maturities of investments of $1.3 billion and proceeds from loan sales of $641.5 million. Net cash used by financing activities for 2005 was $112.5 million, which was primarily due to a decrease in net borrowings of $1.5 billion, offset by an increase in deposits of $1.2 billion.

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

Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$11,735,403	$5,236,858	$1,918,595	$1,954,058	$2,625,892
Securities sold under repurchase agreements (1)	465,396	167,104	46,806	251,486	—
Fed Funds (1)	501,704	501,704	—	—	—
Other debt obligations (1)	4,357,386	373,731	773,318	1,324,913	1,885,424
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,048,363	66,694	134,710	135,511	2,711,448
Certificates of deposit (1)	7,741,423	4,827,401	2,078,289	557,294	278,439
Investment partnership commitments (3)	49,300	31,381	13,684	4,157	78
Operating leases	705,238	193,382	138,403	90,136	283,317

Total contractual cash obligations	$28,604,213	$11,398,255	$5,103,805	$4,317,555	$7,784,598

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

     Excluded from the above table are deposits of $27.2 billion that are due on demand by customers.

     Certain of Sovereign’s contractual obligations require Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2005 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, the senior notes would be in default and callable by Sovereign’s lenders. Due to cross-default provisions in certain of Sovereign’s debt agreements, if more than 25 percent of Sovereign’s debt is in default, Sovereign’s senior notes and the full amount of the senior secured credit facility then outstanding will become due in full.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$13,394,652	$6,896,075	$2,303,058	$1,184,452	$3,011,067
Standby letters of credit	2,137,946	675,214	658,627	748,224	55,881
Loans sold with recourse	8,718	—	—	—	8,718
Forward buy commitments	1,825,594	1,825,594	—	—	—

Total commercial commitments	$17,366,910	$9,396,883	$2,961,685	$1,932,676	$3,075,666

     Sovereign’s standby letters of credit meet the definition of a guarantee under FIN 45. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.5 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2005 was $2.1 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.8 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2005. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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

     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at March 31, 2005	income would result
Up 100 basis points	1.36%
Up 200 basis points	1.41%
Down 100 basis points	(3.82)%

     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of March 31, 2005, the one year cumulative gap was 1.05%, compared to 1.65% at December 31, 2004 indicating Sovereign could benefit from rising rates.

     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. As of March 31, 2005, the NPV as a percentage of the present value of assets was 11.68% as compared to 11.25% at December 31, 2004. Management reviews the sensitivity of NPV to changes in interest rates. As of March 31, 2005, a 200 basis point rise in interest rates would decrease the NPV ratio by 0.71% as compared to a decrease of 0.93% at December 31, 2004 and a 100 basis point decline in interest rates would decrease the NPV ratio by 0.06% as compared to 0.36% at December 31, 2004.

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

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Items 1 is not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2005:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under to
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
1/1/05 through 1/31/05	347	$22.64	NA	20,500,000
2/1/05 through 2/28/05	2,093,908	23.40	2,000,000	18,500,000
3/1/05 through 3/31/05	180,641	22.55	NA	18,500,000

(1) Sovereign has two stock repurchase programs in effect that would allow the Company to repurchase up to 20.5 million shares of common stock. Two million shares have been purchased under these repurchase programs as of March 31, 2005. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated income tax liabilities. Sovereign repurchased 274,896 shares outside of publicly announced repurchase programs during the first quarter of 2005.

Item 3-5 are not applicable or the response are negative.

Item 6 – Exhibits

    (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621, filed July 23, 2004.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 9, 2005	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date: May 9, 2005	/s/ James D. Hogan

James D. Hogan
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621, filed July 23, 2004.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.