Form 10-Q/A
period 2005-03-31
SOVEREIGN BANCORP INC
filed 2005-05-13
CIK 811830

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

     The registrant is filing this Amendment No. 1 to Form 10-Q for the quarter ended March 31, 2005 to file new Exhibits 31.1 and 31.2 regarding Certificates of the Chief Executive Officer and Chief Financial Officer. The prior certifications inadvertently omitted certain representations in Sections 4 and 4(b). Other than the corrections made to Exhibits 31.1 and 31.2, all other information included in the Sovereign Bancorp Form 10-Q, as filed on May 10, 2005, remains unchanged.

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

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 13, 2005	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date: May 13, 2005	/s/ James D. Hogan

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