Form 10-Q
period 2005-06-30
SOVEREIGN BANCORP INC
filed 2005-08-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .
Commission File Number: 001-16581
SOVEREIGN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☑. No ☐.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock (no par value)	361,669,914 shares

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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

FORWARD LOOKING STATEMENTS
(continued)
•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	terrorist attacks in the United States or upon United States interests abroad, or armed conflicts relating to these attacks;

•	armed conflicts involving the United States military;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired companies up to the same level of operating effectiveness as Sovereign’s internal control structure. Sovereign’s inability to address these risks could negatively affect Sovereign’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	4
Consolidated Statements of Operations for the three-month periods and six-month periods ended June 30, 2005 and 2004	5-6
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 30, 2005	7
Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004	8-9
Notes to Consolidated Financial Statements	10–25
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26–43
Item 3. Quantitative and Qualitative Disclosures About Market Risk	44
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 6. Exhibits	46
SIGNATURES	47
EXHIBITS INDEX	48
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302
CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302
CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 906
CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 906

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,176,891	$1,160,922
Investment securities:
Available-for-sale	7,529,964	7,642,558
Held-to-maturity	4,055,135	3,904,319
Loans (including loans held for sale of $169,897 and $137,478 at June 30, 2005 and December 31, 2004, respectively)	41,267,479	36,631,079
Allowance for loan losses	(442,484)	(408,716)

Net loans	40,824,995	36,222,363

Premises and equipment	391,140	353,337
Accrued interest receivable	247,505	226,012
Goodwill	2,713,894	2,125,081
Core deposit intangibles, net of accumulated amortization of $483,330 and $445,559 at June 30, 2005 and December 31, 2004, respectively	250,025	256,694
Bank owned life insurance	996,645	885,807
Other assets	1,736,089	1,694,220

TOTAL ASSETS	$59,922,283	$54,471,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$36,101,564	$32,555,518
Borrowings and other debt obligations	17,068,806	16,140,128
Advance payments by borrowers for taxes and insurance	43,091	30,542
Other liabilities	761,272	552,847

TOTAL LIABILITIES	53,974,733	49,279,035

Minority interests	204,721	203,906

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 381,851,718 shares issued at June 30, 2005 and 350,261,512 shares issued at December 31, 2004	3,636,750	2,949,870
Warrants and employee stock options issued	339,517	317,842
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,285,872 shares at June 30, 2005 and December 31, 2004	(23,707)	(23,707)
Treasury stock at cost; 13,173,988 shares at June 30, 2005 and 1,200,470 shares at December 31, 2004	(280,223)	(19,136)
Accumulated other comprehensive loss	(105,727)	(108,092)
Retained earnings	2,176,219	1,871,595

TOTAL STOCKHOLDERS’ EQUITY	5,742,829	4,988,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,922,283	$54,471,313

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(in thousands, except
		per share data)
INTEREST INCOME:
Interest-earning deposits	$1,896	$980	$4,129	$1,508
Investment securities:
Available-for-sale	95,878	136,497	190,762	273,723
Held-to-maturity	45,091	31,879	90,210	60,698
Interest on loans	566,936	345,288	1,085,756	678,478

TOTAL INTEREST INCOME	709,801	514,644	1,370,857	1,014,407

INTEREST EXPENSE:
Deposits and customer accounts	139,879	63,142	254,057	128,154
Borrowings and other debt obligations	167,047	119,463	315,747	231,398

TOTAL INTEREST EXPENSE	306,926	182,605	569,804	359,552

NET INTEREST INCOME	402,875	332,039	801,053	654,855
Provision for loan losses	22,000	32,000	44,000	75,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	380,875	300,039	757,053	579,855

NON-INTEREST INCOME:
Consumer banking fees	73,063	58,072	139,618	112,057
Commercial banking fees	35,531	30,552	68,539	59,237
Net mortgage banking revenues	21,547	16,436	33,479	21,863
Capital markets revenue	3,700	5,099	8,386	9,986
Bank owned life insurance	12,918	9,588	23,821	19,214
Miscellaneous income	12,092	4,499	18,443	10,943

TOTAL FEES AND OTHER INCOME	158,851	124,246	292,286	233,300
Net gain on investment securities	3,355	829	11,334	18,710

TOTAL NON-INTEREST INCOME	162,206	125,075	303,620	252,010

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	135,803	105,224	260,928	209,304
Occupancy and equipment expenses	61,348	52,097	124,218	106,476
Technology expense	21,606	19,333	40,274	36,938
Outside services	13,805	12,746	28,453	25,082
Marketing expense	11,757	10,751	22,804	21,451
Other administrative expenses	29,072	24,433	53,828	48,479

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	273,391	224,584	530,505	447,730

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
		(in thousands, except
		per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$18,815	$17,576	$37,771	$35,129
Other minority interest expense	5,752	5,438	11,420	10,874
Merger-related and integration charges (reversals)	(8,447)	—	14,744	23,587
Equity method investments	10,966	7,327	21,736	9,339
Lease and contract termination charge	—	—	5,204	—
Gain on debt extinguishment	—	(2,285)	—	(2,285)

TOTAL OTHER EXPENSES	27,086	28,056	90,875	76,644

INCOME BEFORE INCOME TAXES	242,604	172,474	439,293	307,491
Income tax provision	59,133	41,120	109,671	73,910

NET INCOME	$183,471	$131,354	$329,622	$233,581

EARNING PER SHARE:
Basic	$0.50	$0.43	$0.89	$0.77

Diluted	$0.47	$0.41	$0.85	$0.74

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$.030	$0.07	$.055

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2004	345,775	$2,949,870	$317,842	$(23,707)	$(19,136)	$(108,092)	$1,871,595	$4,988,372

Comprehensive income:
Net income	—	—	—	—	—	—	329,622	329,622
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(10,903)	—	(10,903)
Cash flow hedge derivative financial instruments	—	—	—	—	—	13,268	—	13,268

Total comprehensive income								331,987
Stock and stock options issued in connection with business acquisitions	29,813	645,940	35,636	—	—	—	—	681,576
Stock issued in connection with employee benefit and incentive compensation plans	2,118	40,940	(16,668)	—	9,121	—	—	33,393
Employee stock options earned	—	—	2,707	—	—	—	—	2,707
Dividends paid on common stock	—	—	—	—	—	—	(24,998)	(24,998)
Stock repurchased	(12,314)	—	—	—	(270,208)	—	—	(270,208)

Balance, June 30, 2005	365,392	$3,636,750	$339,517	$(23,707)	$(280,223)	$(105,727)	$2,176,219	$5,742,829

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period
	Ended June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,622	$233,581
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for loan losses	44,000	75,000
Depreciation and amortization	83,157	78,994
Net amortization/accretion of investment securities and loan premiums and discounts	34,944	27,297
Net gain on investment securities	(11,334)	(18,710)
Net (gain) loss on real estate owned and premises and equipment	(681)	126
(Gain)/loss on debt extinguishments		(2,285)
Stock-based compensation	17,751	11,121
Net change in:
Loans held for sale	(32,419)	(43,457)
Accrued interest receivable	(21,493)	549
Other assets and bank owned life insurance	214,689	(1,420)
Other liabilities	157,849	(8,433)

Net cash provided by operating activities	816,085	352,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale investment securities	2,265,670	952,914
Proceeds from repayments and maturities of investment securities:
Available-for-sale	652,961	1,121,919
Held-to-maturity	262,386	216,474
Net change in FHLB stock	(32,797)	(118,742)
Purchases of available-for-sale investment securities	(2,411,867)	(3,614,396)
Purchases of held-to-maturity investment securities	(401,412)	(286,122)
Proceeds from sales of loans	3,573,248	1,240,672
Purchase of loans	(4,060,612)	(1,595,054)
Net change in loans other than purchases and sales	(1,466,233)	(1,326,987)
Proceeds from sales of premises and equipment	12,966	5,330
Purchases of premises and equipment	(39,820)	(46,878)
Proceeds from sales of real estate owned	4,578	6,231
Net cash received/(paid) from business combinations	281,229	(199,012)

Net cash used in investing activities	$(1,359,703)	$(3,643,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits and other customer accounts	$662,016	$392,035
Net increase/(decrease) in borrowings	35,138	2,147,288
Proceeds from senior credit facility	250,000	200,000
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	—	783,745
Repayments of borrowings and other debt obligations	(125,000)	(143,360)
Net increase in advance payments by borrowers for taxes and insurance	10,331	3,166
Cash dividends paid to stockholders	(24,998)	(16,743)
Proceeds from issuance of common stock	21,766	7,394
Treasury stock repurchases, net of proceeds	(269,666)	(5,820)

Net cash provided by financing activities	559,587	3,367,705

Net change in cash and cash equivalents	15,969	76,417
Cash and cash equivalents at beginning of period	1,160,922	950,302

Cash and cash equivalents at end of period	$1,176,891	$1,026,719

	Six-Month Period
	Ended June 30,
	2005	2004
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$1,712	$31,859
Interest paid	$533,827	$345,270
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
     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards during 2002. Sovereign estimates the fair value of stock options issued to employees using a Black-Scholes option pricing model and expenses this value over the vesting periods. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The impact of not adopting SFAS No. 123 prior to 2002 to Sovereign’s net income and earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004 was not material.
(2) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method and the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance in February 2004 is calculated under the if-converted method for diluted earnings per share purposes.
     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$183,471	$131,354	$329,622	$233,581
Contingently convertible trust preferred interest expense, net of tax	6,335	6,301	12,729	8,586

Net Income for diluted EPS	$189,806	$137,655	$342,351	$242,167

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	367,861	306,087	368,349	303,403
Dilutive effect of:
Warrants	26,090	26,082	26,086	18,115
Stock options	6,420	5,602	6,409	5,780

Weighted average diluted shares	400,371	337,771	400,844	327,298

EARNINGS PER SHARE:
Basic	$0.50	$0.43	$0.89	$0.77
Diluted	$0.47	$0.41	$0.85	$0.74

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$95,516	$—	$836	$94,680
Debentures of FHLB, FNMA, and FHLMC	181,343	83	2,158	179,268
Corporate debt and asset-backed securities	97,693	3,039	—	100,732
Equity securities (1)	1,609,550	4,615	9,218	1,604,947
State and municipal securities	5,022	18	7	5,033
Mortgage-backed securities:
U.S. government agencies	1,189,184	3,323	6,144	1,186,363
FHLMC and FNMA securities	2,224,211	4,025	16,708	2,211,528
Non-agencies	2,163,013	1,715	17,315	2,147,413

Total investment securities available-for- sale	$7,565,532	$16,818	$52,386	$7,529,964

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$54,273	$—	$352	$53,921
Debentures of FHLB, FNMA and FHLMC	58,397	243	152	58,488
Corporate debt and asset-backed securities	207,129	8,928	—	216,057
Equity securities (1)	1,554,464	5,308	1,605	1,558,167
State and municipal securities	5,277	22	7	5,292
Mortgage-backed securities:
U.S. government agencies	954,467	5,721	3,923	956,265
FHLMC and FNMA securities	2,355,521	6,621	16,528	2,345,614
Non-agencies	2,460,567	3,300	15,113	2,448,754

Total investment securities available-for- sale	$7,650,095	$30,143	$37,680	$7,642,558

(1)	Equity securities consist principally of FHLB, FHLMC, and FNMA common and preferred stock.
Investment securities available for sale and held to maturity with an estimated fair value of $5.6 billion and $5.2 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at June 30, 2005 and December 31, 2004, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES HELD-TO-MATURITY
     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated (in thousands):

	June 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$9,322	$10	$80	$9,252
Debentures of FHLB, FNMA and FHLMC	518	2	—	520
Corporate debt and asset-backed securities	39,318	6	—	39,324
State and municipal securities	1,223,396	22,762	4,085	1,242,073
Mortgage-backed securities:
U.S. government agencies	108,991	1,384	—	110,375
FHLMC and FNMA securities	1,831,433	8,768	26,074	1,814,127
Non-agencies	842,157	2,650	7,731	837,076

Total investment securities held-to-maturity	$4,055,135	$35,582	$37,970	$4,052,747

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$11,432	$44	$32	$11,444
Debentures of FHLB, FNMA, and FHLMC	561	10	—	571
Corporate debt and asset-backed securities	36,566	—	—	36,566
State and municipal securities	824,331	11,232	8,652	826,911
Mortgage-backed securities:
U.S. government agencies	115,222	3,017	7	118,232
FHLMC and FNMA securities	1,951,449	10,234	28,758	1,932,925
Non-agencies	964,758	3,119	5,524	962,353

Total investment securities held-to-maturity	$3,904,319	$27,656	$42,973	$3,889,002

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES HELD-TO-MATURITY (continued)
     The following table discloses the age of gross unrealized losses in our total investment portfolio as of June 30, 2005 (in thousands):

	At June 30, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$97,419	$909	$3,494	$7	$100,913	$916
Debentures of FHLB, FNMA and FHLMC	105,349	2,025	9,875	133	115,224	2,158
Equity securities	732,113	9,218	—	—	732,113	9,218
State and municipal securities	255,292	2,868	164,714	1,224	420,006	4,092
Mortgage-backed Securities:
U.S. government agencies	824,414	6,144	—	—	824,414	6,144
FHLMC and FNMA securities	1,809,773	13,649	1,644,569	29,133	3,454,342	42,782
Non-agencies	1,705,037	13,475	724,645	11,571	2,429,682	25,046

Total investment securities available for sale and held to maturity	$5,529,397	$48,288	$2,547,297	$42,068	$8,076,694	$90,356

As of June 30, 2005, management has concluded that the unrealized losses above (which consisted of 270 securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost. The losses above (with the exception of equity securities) are on securities that have contractual maturity dates and are primarily related to market interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) COMPOSITION OF LOAN PORTFOLIO
     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial real estate loans	$6,946,477	16.8%	$5,824,133	15.9%
Commercial and industrial loans	9,205,540	22.3	8,040,107	21.9

Total Commercial Loans	16,152,017	39.1	13,864,240	37.8

Home equity loans	10,300,629	25.0	9,577,657	26.2
Auto loans	4,285,537	10.4	4,205,547	11.5
Other	532,230	1.3	486,140	1.3

Total Consumer Loans	15,118,396	36.7	14,269,344	39.0

Residential Real Estate Loans	9,997,066	24.2	8,497,495	23.2

Total Loans (1)	$41,267,479	100.0%	$36,631,079	100.0%

Total Loans with:
Fixed rate	$22,967,498	55.7%	$21,145,915	57.7%
Variable rate	18,299,981	44.3	15,485,164	42.3

Total Loans (1)	$41,267,479	100.0%	$36,631,079	100.0%

(1)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $338.8 million and $296.8 million at June 30, 2005 and December 31, 2004, respectively. Loans pledged as collateral totaled $16.5 billion and $13.3 billion at June 30, 2005 and December 31, 2004, respectively.
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2004.

Related party loans at December 31, 2004	$59,348
Loan fundings	26,466
Loan repayments	(16,330)

Related party loan balance at June 30, 2005	69,484

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	June 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$5,378,465	14.9%	—%	$5,087,531	15.6%	—%
NOW accounts	8,269,183	22.9	1.45	7,838,584	24.1	0.98
Customer repurchase agreements	875,203	2.4	2.70	837,643	2.6	1.44
Savings accounts	3,807,967	10.5	0.64	3,807,099	11.7	0.61
Money market accounts	8,352,055	23.1	1.61	7,870,288	24.2	1.24
Certificates of deposit	9,418,691	26.2	2.97	7,114,373	21.8	2.32

Total Deposits	$36,101,564	100%	1.61%	$32,555,518	100%	1.15%

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and subordinated and senior notes. For the six-months ended June 30, 2005 and 2004, no hedge ineffectiveness was required to be recognized in earnings associated with fair value hedges.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the six-months ended June 30, 2005 and 2004, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the six-months ended June 30, 2005 or 2004 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of June 30, 2005, Sovereign expects approximately $4.5 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at June 30, 2005 and December 31, 2004 (dollars in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,898,590	$8,763	$11,849	4.26%	3.67%	4.1
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,650,000	17,130	5,968	3.20%	3.34%	1.3

Total derivatives used in SFAS 133 hedging relationships	$4,548,590	$25,893	$17,817	3.88%	3.55%	3.1

December 31, 2004
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,638,590	$1,725	$27,332	4.75%	3.12%	5.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,850,000	8,858	8,916	2.16%	3.59%	1.6

Total derivatives used in SFAS 133 hedging relationships	$3,488,590	$10,583	$36,248	3.37%	3.37%	3.5

Summary information regarding other derivative activities at June 30, 2005 and December 31, 2004 follows (in thousands):

	June 30,	December 31,
	2005	2004
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(1,352)	$(640)
Interest rate lock commitments	887	220

Total mortgage banking risk management	(465)	(420)

Swaps receive fixed	43,696	50,273
Swaps pay fixed	(23,174)	(29,509)

Net Customer related interest rate swaps	20,522	20,764

Foreign exchange	(167)	(177)

Total activity	$19,890	$20,167

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the six-months ended, June 30, 2005:

	Balance Sheet Effect at	Income Statement Effect For The Six-months Ended
Derivative Activity	June 30, 2005	June 30, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $2.0 million and $1.0 million, respectively, and an increase to other assets and other liabilities of $8.8 million and $11.8 million, respectively.	Resulted in an increase of net interest income of $10.6 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $17.1 million, $6.0 million and $7.2 million, respectively, and decrease to deferred taxes of $3.9 million.	Resulted in a decrease in net interest income of $13.8 million.

Forward commitments

To sell loans	Decrease to other assets of $1.4 million.	Decrease to mortgage banking revenues of $0.7 million.

Interest rate lock commitments	Increase to mortgage loans of $0.9 million.	Increase to mortgage banking revenues of $0.7 million.

Net Customer Related Swaps	Increase to other assets of $20.5 million.	Decrease in capital markets revenue of $0.3 million.

Foreign exchange	Decrease to other assets of $0.2 million.	Increase to commercial banking revenues of $10 thousand.
The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2004 and for the six-months ended June 30, 2004:

	Balance Sheet Effect at	Income Statement Effect For The Six
Derivative Activity	December 31, 2004	Months Ended June 30, 2004
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $19.9 million and $5.7 million, respectively, and an increase to other assets and other liabilities of $1.7 million, and $27.3 million, respectively.	Resulted in an increase of net interest income of $24.1 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $8.9 million with no net effect on stockholders’ equity and deferred taxes.	Resulted in a decrease in net interest income of $24.7 million.

Forward commitments to sell loans	Decrease to other liabilities of $0.6 million.	Increase to mortgage banking revenues of $1.6 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.3 million.

Net Customer Related Swaps	Increase to other assets of $20.8 million.	Increase in capital markets revenue of $1.3 million.

Foreign Exchange	Decrease to other assets of $0.2 million.	Increase to commercial banking revenues of $0.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Net interest income resulting from interest rate exchange agreements included $31.6 million and $56.0 million of income and $32.3 million and $59.2 million of expense for the three-month and six-month periods ended June 30, 2005 compared with $24.5 million and $48.3 million of income and $25.2 million and $49.1 million of expense for the corresponding period in the prior year.
     Net gains/losses generated from mortgage banking derivative transactions are included in mortgage banking revenues on the income statement and totaled gains of $0.3 million and $1.0 million for the three-months and six-months ended June 30, 2005 compared with losses of $1.9 million and $1.8 million for the three-months and six-months ended June 30, 2004. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $2.6 million and $4.1 million for the three-months and six-months ended June 30, 2005, compared with $1.3 million and $2.7 million for the three-months and six-months ended June 30, 2004.
(8) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$183,471	$131,354	$329,622	$233,581
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(3,070)	11,028	7,293	10,313
Change in unrealized gains on investment securities available-for-sale, net of tax	65,832	(242,383)	(3,536)	(173,818)
Less reclassification adjustment, net of tax:
Derivative instruments	(3,004)	(3,046)	(5,975)	(6,091)
Investments available-for-sale	2,181	539	7,367	12,161

Comprehensive income	$247,056	$(97,494)	$331,987	$64,006

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $55.3 million and net accumulated losses on derivatives of $50.4 million at June 30, 2005 and net unrealized losses on securities of $44.4 million and net accumulated losses on derivatives of $63.7 million at December 31, 2004.
(9) CORE DEPOSIT INTANGIBLE ASSETS
     Core deposit intangibles, net of amortization, at June 30, 2005 was $250.0 million compared to $256.7 million at December 31, 2004. The net change between periods reflects the core deposit intangibles recorded in connection with the purchase of Waypoint Financial Corporation of $31.1 million (see Note 12) less amortization recorded for the six-month period ended June 30, 2005.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record

2005	$73,821	$37,771	$36,050
2006	65,765	—	65,765
2007	57,313	—	57,313
2008	42,204	—	42,204
2009	20,399	—	20,399

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making combined with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer Lending, Shared Services Commercial Lending, and Other. The results of 2004 have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer Lending segment is primarily comprised of our mortgage banking group, our wholesale mortgage and home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial Lending segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.
The following tables present certain information regarding the Company’s segments (in thousands):

	Mid-Atlantic	New England	Shared Services	Shared Services
For the three-month period ended	Banking	Banking	Consumer	Commercial
June 30, 2005	Division	Division	Lending	Lending	Other	Total

Net interest income (expense)	$147,963	$162,903	$77,872	$56,146	$(42,009)	$402,875
Fees and other income	33,029	40,047	41,321	25,841	18,613	158,851
Provision for loan losses	6,651	2,139	9,272	1,686	2,252	22,000
General and administrative expenses	94,649	104,519	39,939	25,963	8,321	273,391
Depreciation/Amortization	3,864	4,377	7,316	761	25,393	41,711
Income (loss) before income taxes	79,693	96,292	66,145	54,336	(53,862)	242,604
Intersegment revenues (expense) (1)	109,817	144,291	(199,111)	(68,597)	13,600	—
Total Average Assets	$6,547,336	$5,143,186	$21,991,877	$9,209,655	$17,296,280	$60,188,334

	Mid-Atlantic	New England	Shared Services	Shared Services
For the six-month period ended	Banking	Banking	Consumer	Commercial
June 30, 2005	Division	Division	Lending	Lending	Other	Total

Net interest income (expense)	$286,180	$319,327	$163,166	$107,955	$(75,575)	$801,053
Fees and other income	63,842	78,379	68,086	50,805	31,174	292,286
Provision for loan losses	12,147	3,588	21,145	2,337	4,783	44,000
General and administrative expenses	184,011	205,157	78,063	50,762	12,512	530,505
Depreciation/Amortization	7,319	8,746	14,778	1,491	50,823	83,157
Income (loss) before income taxes	153,969	188,961	121,098	105,660	(130,395)	439,293
Intersegment revenues (expense) (1)	210,897	284,061	(376,454)	(125,477)	6,973	—
Total Average Assets	$6,495,045	$5,069,271	$21,218,699	$8,967,421	$17,122,026	$58,872,462

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION (continued)

	Mid-Atlantic	New England	Shared Services	Shared Services
For the three-month period ended	Banking	Banking	Consumer	Commercial
June 30, 2004	Division	Division	Lending	Lending	Other	Total

Net interest income	$108,541	$110,703	$65,459	$41,021	$6,315	$332,039
Fees and other income	30,091	36,189	25,234	21,829	10,903	124,246
Provision for loan losses	5,156	4,718	8,771	11,727	1,628	32,000
General and administrative expenses	80,454	86,925	24,904	27,158	5,143	224,584
Depreciation/Amortization	3,426	3,305	9,218	592	24,336	40,877
Income (loss) before income taxes	53,023	55,250	54,415	23,963	(14,177)	172,474
Intersegment revenues (expense) (1)	84,660	98,545	(107,260)	(37,841)	(38,104)	—
Total Average Assets	$4,506,962	$3,884,733	$13,566,163	$7,783,482	$18,269,949	$48,011,289

	Mid-Atlantic	New England	Shared Services	Shared Services
For the six-month period ended	Banking	Banking	Consumer	Commercial
June 30, 2004	Division	Division	Lending	Lending	Other	Total

Net interest income (expense)	$212,141	$212,827	$124,797	$79,765	$25,325	$654,855
Fees and other income	59,046	69,658	37,855	42,590	24,151	233,300
Provision for loan losses	16,826	9,592	18,995	19,516	10,071	75,000
General and administrative expenses	159,690	171,692	52,175	52,421	11,752	447,730
Depreciation/Amortization	6,750	6,376	16,817	1,167	47,884	78,994
Income (loss) before income taxes	94,672	101,202	86,433	50,416	(25,232)	307,491
Intersegment revenues (expense) (1)	167,246	191,371	(217,363)	(71,586)	(69,668)	—
Total Average Assets	$4,458,193	$3,744,509	$13,396,563	$7,446,542	$17,888,239	$46,934,046

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

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
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123 in 2002, the impact of SFAS No. 123(R) is not anticipated to be material when adopted on January 1, 2006.
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impractical. Previously, most voluntary changes in accounting principle were recognized by recording the cumulative effect in net income in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) PURCHASE OF WAYPOINT FINANCIAL CORPORATION (“WAYPOINT”)
     On January 21, 2005, Sovereign completed the acquisition of Waypoint Financial Corp. (“Waypoint”) for approximately $950 million. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). The preliminary purchase price was allocated to acquired assets and liabilities of Waypoint based on fair value as of January 21, 2005. Sovereign is in the process of finalizing these values and as such the allocation of the purchase price is subject to revision. (dollars in millions):

Assets
Investments	$379.2
Loans:
Commercial	1,299.0
Consumer	991.3
Residential	313.8

Total loans	2,604.1
Less allowance for loan losses	(26.5)

Total loans, net	2,577.6
Cash acquired, net of cash paid	324.2
Premises and equipment, net	34.2
Bank Owned Life Insurance	97.0
Prepaid expenses and other assets	263.9
Core deposit intangible	31.1
Goodwill	598.5

Total assets	$4,305.7

Liabilities
Deposits:
Core	$1,503.7
Time	1,384.6

Total deposits	2,888.3
Borrowings and other debt obligations	668.2
Other liabilities (1)	67.6

Total liabilities	$3,624.1

(1)	Includes liabilities of $11.6 million directly associated with the transaction which were recorded as part of the purchase price, of which $2.9 million relates to branch consolidation, $3.6 million relates to accruals established for contractual disputes, and $3.0 million represents amounts to be paid to Waypoint senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.
     In connection with the Waypoint acquisition, Sovereign recorded net charges against its earnings for the six-month period ended June 30, 2005 for merger related expenses of $18.7 million pre-tax ($12.2 million net of tax).
     These merger-related expenses include the following (in thousands):

Branch and office consolidations	$2,396
System conversions	5,831
Retail banking conversion costs and other	10,511

Total	$18,738

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
     The system conversion costs are related to transferring Waypoint’s customer data from their core application system to Sovereign’s core application systems. These conversions were completed in the first quarter of 2005. The retail banking conversion costs consist primarily of replacing and/or converting customer account data such as welcoming kits, ATM cards, checks, credit cards, etc.
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	First Essex	Seacoast	Waypoint
	acquisition	acquisition	acquisition	Total
Reserve balance at December 31, 2004	$15,826	$51,222	$—	$67,048
Charge recorded in earnings at the time of acquisition	—	—	24,681	24,681
Amount provided/(reversed) in purchase accounting (Goodwill) (1)	—	(27,352)	11,609	(15,743)
Payments	(2,990)	(7,256)	(9,997)	(20,243)
Changes in estimates (2)	(1,305)	(2,441)	(5,943)	(9,689)

Reserve balance as of June 30, 2005	$11,531	$14,173	$20,350	$46,054

(1)	During the second quarter, Sovereign determined that certain accruals established for contract termination costs and severance on the Seacoast opening balance sheet were no longer required.

(2)	In the first quarter of 2005, Sovereign updated various sublease market rate assumptions related to previous acquisition related accruals for First Essex and Seacoast which were recorded in merger-related and integration expense. Additionally, during the first quarter we determined that certain reserves established in connection with the First Essex acquisition were no longer required and reduced merger-related and integration expense. These items reduced merger related expense by $1.5 million in the first quarter of 2005.

During the second quarter of 2005, Sovereign reversed $8.2 million as a result of conversion costs and other merger-related items being lower than the amounts initially estimated on the Waypoint and Seacoast acquisitions. This adjustment reduced merger-related and integration expense on Sovereign’s consolidated financial statements. Sovereign also recorded a reversal of $0.2 million related to the Main Street Bancorp acquisition during the three-month period ended June 30, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) RETAINED INTERESTS IN ASSET SECURITIZATIONS
     As described more fully in our annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at June 30, 2005 and December 31, 2004, and the net credit losses for the six-month period ended June 30, 2005 and the year ended December 31, 2004 (in thousands):

	June 30, 2005			December 31, 2004
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses/(Recoveries)
Securitized Assets:
Mortgage Loans (1)	$29,419	$1,797	$—	$43,248	$1,315	$69
Home Equity Loans	203,773	22,889	3,672	243,593	28,990	10,697
Automotive Floor Plan Loans	579,000	—	—	579,000	—	(44)

Total Securitized	$812,192	$24,686	$3,672	$865,841	$30,305	$10,722

Loans Held in Portfolios
Mortgage Loans	$9,997,066			$8,497,495
Home Equity Loans	10,300,629			9,577,657
Automotive Floor Plan Loans	888,057			868,769

Total Held in Portfolio	21,185,752			18,943,921

(1)	In December 2002, Sovereign securitized approximately $565 million of residential mortgage loans, converting them into investment certificates. Sovereign recognized a gain at the time of sale of $0.4 million associated with approximately 11% of the certificates that were sold to third parties. The majority of the certificates retained are AAA rated securities and are classified as investments available for sale. We also retained subordinated certificates in this transaction that totaled $29.4 million whose value is subject to credit risk and prepayment risk. These subordinated certificates are classified as retained interests in securitizations and are classified as investments available for sale on Sovereign’s Consolidated Balance Sheet.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
     At June 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home	Auto
	Mortgage	Equity	Floor
	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$2,223	$2,223
Subordinated interest retained	29,410	—	21,000	50,410
Servicing rights	1,506	1,198	—	2,704
Interest only strips	—	11,900	600	12,500
Cash reserve	—	—	8,027	8,027

Total Retained Interests and Servicing Rights	$30,916	$13,098	$31,850	$75,864

Weighted-average life (in yrs)	1.20	1.74	0.18
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of December 31, 2004	40%	27%	51%
As of June 30, 2005	40%	25%	45%
Impact on fair value of 10% adverse change	$(47)	$(148)	$(101)
Impact on fair value of 20% adverse change	$(94)	$(281)	$(192)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2004	0.12%	1.59%	0.25%
As of June 30, 2005	0.12%	1.81%	0.25%
Impact on fair value of 10% adverse change	$(18)	$(521)	$(27)
Impact on fair value of 20% adverse change	$(36)	$(1,060)	$(53)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	10%
As of December 31, 2004	9%	12%	6%
As of June 30, 2005	9%	12%	6%
Impact on fair value of 10% adverse change	$(26)	$(267)	$(87)
Impact on fair value of 20% adverse change	$(53)	$(527)	$(174)
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
     Sovereign is a $60 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.
     We are one of the 20 largest banking institutions in the United States. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included return on assets and loan yields being lower than certain of our peers, and being unable to repurchase any substantial amounts of stock from 1999 through 2004 due to lower than average capital ratios in those time periods. Additionally, we do not possess desired market share in some of our geographic micro-markets.
     Management has implemented strategies to address these weaknesses. With respect to our capital position which has prevented us from buying back any significant amount of stock for the past several years, we have strengthened our ratios significantly over the last several years through the generation of earnings. In addition, in the first quarter of 2004, Sovereign completed an offering of $800 million of Contingent Convertible Trust Preferred Income Equity Redeemable Securities (“PIERS”) which qualifies as regulatory capital. During the third quarter of 2004, Sovereign redeemed $500 million of Senior Notes which had a coupon of 10.50% ($400 million of these fixed rate notes had been swapped to convert the obligations to floating rate obligations and as a result the effective yield on the $500 million was approximately 8.18%). This obligation was the last remaining high cost debt issued by Sovereign in connection with the Fleet/Bank Boston branch acquisition. Sovereign redeemed this obligation with cash on hand and by issuing $300 million of new Senior Notes that bear interest at three-month Libor plus 33 basis points. This lower financing rate reflects, in part, the improved credit ratings our holding company has recently obtained. As a result of these strategies, as well as Sovereign’s consistent ability to generate equity through earnings and a reduction in Sovereign’s investment portfolio as a percentage of total assets, Sovereign’s capital ratios met all of the quantative thresholds necessary to be classified as well capitalized under regulatory guidelines. Additionally, because Sovereign was able to internally generate equity through earnings in 2005 and prior years which resulted in increased capital availability, Sovereign repurchased sixteen million shares of common stock through July 31, 2005 under previously announced stock repurchase programs. Recently, Sovereign’s Board of Directors authorized an additional stock repurchase program of 20 million shares, which has increased the total number of shares the Company can repurchase to 24.5 million shares. Management continues to evaluate the optimum allocation of capital.
     With regards to our return on assets and loan yields being lower than our peers, we have recently realigned our reporting structure with our strategy of combining the best of a large bank with the best of a small community bank. We divided our footprint into smaller community banking groups in both our large markets – New England and Mid-Atlantic. Within each market, we have created five local markets, each with a Market CEO responsible for servicing the needs of their market while meeting profitability and revenue goals focused on achieving 1) higher growth in loans, deposits, and fees through local decision making and higher quality service, 2) improving margins and returns on assets, 3) increasing fee income, 4) increasing the number of services being sold to or used by a customer and 5) expanding Sovereign’s presence in the marketplace.
     To address the weakness in our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and on January 21, 2005, we completed the acquisition of Waypoint Financial Corp. (“Waypoint”). Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.
     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisitions of First Essex, Seacoast and Waypoint. We believe these acquisitions have strengthened our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents approximately seventy to seventy five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a slightly asset sensitive balance sheet. An institution that maintains an asset sensitive balance sheet generally experiences reduced net interest income in a low or declining rate environment, while earnings are enhanced in a sustained increasing rate cycle. The impact of the flattening of the yield curve recently has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. We would expect to benefit from any substantial sustained increase in long-term interest rates or a parallel shift in interest rates if they occur and if we continue to grow low cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
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
RESULTS OF OPERATIONS
General
     Net income was $183.5 million, or $0.47 per diluted share, and $329.6 million, or $0.85 per diluted share, for the three-month and six-month periods ended June 30, 2005 as compared to $131.4 million, or $0.41 per diluted share, and $233.6 million, or $0.74 per diluted share, for the three-month and six-month periods ended June 30, 2004.
     Sovereign closed the Waypoint acquisition during the first quarter of 2005, incurring net merger related charges of $24.7 million pretax for the three-month period ended March 31, 2005 ($16.0 million net of tax, or $0.04 per diluted share). During the second quarter of 2005, Sovereign reversed pre-tax charges of $5.9 million ($3.9 million net of tax, or $0.01 per diluted share) related to conversion costs that were lower than initially estimated in the first quarter of 2005. See Note 12 for further details on the components of these merger related charges.
     Sovereign incurred a charge of $2.3 million in the first quarter related to canceling a consumer loan servicing agreement with a third party provider. We will service these customers internally in the future and believe this will allow us to more efficiently and effectively meet our customers’ needs. Sovereign also recorded a charge of $2.9 million related to some real estate that was vacated in the first quarter of 2005. This charge was determined based on the present values of the portion of the remaining lease obligations that were associated with the vacated space, net of the estimated fair value of subleasing the property. These two charges totaled $5.2 million pretax ($3.4 million net of tax, or $0.01 per diluted share).
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2005 AND 2004
(in thousands)

	2005			2004
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS INVESTMENTS	$12,153,766	$307,235	5.06%	$14,443,837	$355,819	4.93%
LOANS:
Commercial loans	15,321,314	437,327	5.75%	11,748,971	271,060	4.57%
Consumer loans	14,917,656	390,747	5.27%	10,887,391	276,219	5.10%
Residential loans	9,905,070	261,005	5.27%	4,980,356	134,392	5.40%

Total loans	40,144,040	1,089,079	5.46%	27,616,718	681,671	4.93%
Allowance for loan losses	(438,839)	—	—	(349,405)	—	—

NET LOANS	39,705,201	1,089,079	5.52%	27,267,313	681,671	4.99%

TOTAL EARNING ASSETS	51,858,967	1,396,314	5.41%	41,711,150	1,037,490	4.97%
Other assets	7,013,494	—	—	5,222,896	—	—

TOTAL ASSETS	$58,872,461	$1,396,314	4.76%	$46,934,046	$1,037,490	4.42%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$26,456,514	$134,991	1.03%	$21,723,776	$64,043	0.59%
Time deposits	9,060,839	119,066	2.65%	6,089,653	64,111	2.12%

TOTAL DEPOSITS	35,517,353	254,057	1.44%	27,813,429	128,154	0.93%

BORROWED FUNDS:
FHLB advances	11,345,327	221,703	3.94%	8,167,421	157,042	3.82%
Fed funds and repurchase agreements	1,528,315	21,705	2.85%	2,851,718	14,947	1.04%
Other borrowings	4,159,878	72,339	3.49%	3,716,061	59,409	3.18%

TOTAL BORROWED FUNDS	17,033,520	315,747	3.73%	14,735,200	231,398	3.12%

TOTAL FUNDING LIABILITIES	52,550,873	569,804	2.18%	42,548,629	359,552	1.69%
Other liabilities	678,089	—	—	665,751	—	—

TOTAL LIABILITIES	53,228,962	569,804	2.16%	43,214,380	359,552	1.66%
STOCKHOLDERS’ EQUITY	5,643,499	—	—	3,719,666	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,872,461	569,804	1.95%	$46,934,046	359,552	1.53%

NET INTEREST INCOME		$826,510			$677,938

NET INTEREST SPREAD (1)			2.81%			2.89%

NET INTEREST MARGIN (2)			3.19%			3.25%

(1)	Represents the difference between the yield on total assets and the cost of total liabilities and stockholders’ equity.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     Net interest income for the three-month and six-month periods ended June 30, 2005 was $402.9 million and $801.1 million compared to $332.0 million and $654.9 million for the same periods in 2004. The increase in net interest income for the three-month and six-month periods ended June 30, 2005, compared to the corresponding periods in the prior year, resulted principally from growth in earning assets which more than offset the slight decline in yield.
     Net interest margin was 3.13% and 3.19% for the three-month and six-month periods ended June 30, 2005 compared to 3.22% and 3.25% for the same periods in 2004. Net interest margin has contracted from the comparable 2004 levels due to unfavorable mix changes in our deposit costs and the flattening yield curve which has typically led to replacement yields on new asset production being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest earning assets. Additionally, Sovereign has recently seen loan growth outpacing deposit growth resulting in Sovereign placing additional reliance on borrowing obligations to fund asset growth.
     Interest on investment securities and interest earning deposits was $142.9 million and $285.1 million for the three-month and six-month periods ended June 30, 2005 compared to $169.4 million and $335.9 million for the same periods in 2004. The average balance of investment securities was $12.2 billion with an average tax equivalent yield of 5.06% for the six-month period ended June 30, 2005 compared to an average balance of $14.4 billion with an average yield of 4.93% for the same period in 2004. The increase in yield is due to a $2.0 billion reduction of lower yielding investment securities executed in the fourth quarter of 2004 and a rise in market interest rates.
     Interest on loans was $566.9 million and $1.1 billion for the three-month and six-month periods ended June 30, 2005 compared to $345.3 million and $678.5 million for the same periods in 2004. The average balance of loans was $40.1 billion with an average yield of 5.46% for the six-month period ended June 30, 2005 compared to an average balance of $27.6 billion with an average yield of 4.93% for the same period in 2004. Average balances of commercial and consumer loans in 2005 increased $3.6 billion and $4.0 billion, respectively, as compared to 2004 primarily due to loan originations, loan purchases and loans acquired from First Essex, Seacoast and Waypoint. Average residential loans increased $4.9 billion due to loan purchases, increased origination activity and loans acquired from the First Essex, Seacoast and Waypoint acquisitions. Commercial loan yields have increased 118 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. However, longer-term rates have stayed flat which has negatively impacted our residential loan yields.
     Interest on deposits and related customer accounts was $139.9 million and $254.1 million for the three-month and six-month periods ended June 30, 2005 compared to $63.1 million and $128.2 million for the same periods in 2004. The average balance of deposits was $35.5 billion with an average cost of 1.44% for the six-month period ended June 30, 2005 compared to an average balance of $27.8 billion with an average cost of 0.93% for the same period in 2004. The increase in the balance of deposits is due to the First Essex, Seacoast and Waypoint acquisitions. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year (which were partially passed on to our customers) as well as changes in the mix of deposits.
     Interest on borrowed funds was $167.0 million and $315.7 million for the three-month and six-month periods ended June 30, 2005 compared to $119.5 million and $231.4 million for the same periods in 2004. The average balance of borrowings was $17.0 billion with an average cost of 3.73% for the six-month period ended June 30, 2005 compared to an average balance of $14.7 billion with an average cost of 3.12% for the same period in 2004. The increase in the cost of funds is primarily due to increases in market interest rates.
Provision for Loan Losses
     The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2005 was $22.0 million and $44.0 million compared to $32.0 million and $75.0 million for the same periods in 2004. The provision for the three-months and six-months ended June 30, 2004 included a charge of $6.0 million to conform the acquired First Essex allowance for loan losses to Sovereign’s reserve policy. The provision for loan losses for the three-months and six-months ended June 30, 2005 includes a lower level of provision versus 2004 due to improvements in credit quality in the loan portfolio that have primarily resulted from improved risk management practices as well as the current economic environment. Non-performing assets were $173.2 million or .42% of total loans at June 30, 2005, compared to $160.1 million or 0.44% of total loans at December 31, 2004 and $176.1 million or .60% of total loans at June 30, 2004. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign’s net charge-offs for the six-month period ended June 30, 2005 were $39.0 million and consisted of charge-offs of $66.1 million and recoveries of $27.1 million. This compared to net charge-offs of $64.9 million consisting of charge-offs of $86.4 million and recoveries of $21.4 million for the six-month period ended June 30, 2004. Net charge-offs have declined as a percentage of average loans to .21% for the six-month period ended June 30, 2005, compared to .48% for the corresponding period in the prior year, reflecting improving credit quality in our loan portfolio due to improved risk management programs and improved economic conditions.
     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Six-month Period Ended
	June 30,
	2005	2004
Allowance, beginning of period	$408,716	$327,894
Charge-offs:
Residential	692	947
Commercial	22,887	50,182
Consumer	42,476	35,228

Total Charge-offs	66,055	86,357

Recoveries:
Residential	576	674
Commercial	6,922	6,238
Consumer	19,547	14,528

Total Recoveries	27,045	21,440

Charge-offs, net of recoveries	39,010	64,917
Provision for loan losses	44,000	75,000
Acquired allowance for loan losses from business acquisitions	28,778	14,660

Allowance, end of period	$442,484	$352,637

Non-Interest Income
     Total non-interest income was $162.2 million and $303.6 million for the three-month and six-month periods ended June 30, 2005 compared to $125.1 million and $252.0 million for the same periods in 2004. Excluding securities gains, total fees and other income for the three-month and six-month periods ended June 30, 2005 were $158.9 million and $292.3 million as compared to $124.2 million and $233.3 million for the same periods in 2004. The reasons for these increases are discussed below.
     Consumer banking fees were $73.1 million and $139.6 million for the three-month and six-month periods ended June 30, 2005 as compared to $58.1 million and $112.1 million for the same periods in 2004, representing an increase of 26% and 25%. The increase year over year was due primarily to growth in deposit fees to $106.8 million for the six-month period ended June 30, 2005 compared to deposit fees of $93.4 million for the corresponding period in the prior year. Average core deposit balances have grown $4.7 billion or 22% since June 30, 2004 due primarily to the First Essex, Seacoast and Waypoint acquisitions, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.
     Commercial banking fees were $35.5 million and $68.5 million for the three-month and six-month periods ended June 30, 2005 as compared to $30.6 million and $59.2 million for the same periods in 2004, representing an increase of 16% over the prior periods. This was primarily due to higher loan fees resulting from growth in the commercial loan portfolio (resulting from the First Essex, Seacoast and Waypoint acquisitions as well as organic growth), and increased cash management fee income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended June 30,		Six-months ended June 30,
	2005	2004	2005	2004
Recoveries/(Impairments) to mortgage servicing rights	$(8,765)	$17,134	$(4,811)	$5,874
Mortgage servicing fees	5,304	4,606	10,344	9,489
Amortization of mortgage servicing rights	(3,677)	(6,234)	(7,770)	(10,980)
Net gains/(losses) under SFAS 133	314	(1,878)	968	(1,797)
Sales of mortgage loans and mortgage backed securities	28,371	2,808	34,748	19,277

Total mortgage banking revenues	$21,547	$16,436	$33,479	$21,863

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
     Mortgage banking revenue is contingent upon loan growth and market conditions. Due to strong loan originations, increased loan purchases and favorable market conditions, Sovereign sold $2.9 billion of mortgage loans in the three-month period ended June 30, 2005 and recorded gains of $28.4 million. Partially offsetting these gains was an $8.8 million mortgage servicing rights impairment charge for the three-months ended June 30, 2005 primarily because of higher prepayment speed assumptions as compared to March 31, 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2005	December 31, 2004	June 30, 2004	December 31, 2003
CPR speed	19.10%	16.53%	14.64%	19.51%
Escrow credit spread	3.89%	3.92%	4.25%	4.00%
     At June 30, 2005, Sovereign serviced approximately $7.0 billion of mortgage loans for others and our net mortgage servicing asset was $78.1 million, compared to $6.3 billion of loans serviced for others and a net mortgage servicing asset of $74.0 million, at December 31, 2004. Our valuation allowance on our mortgage servicing asset at June 30, 2005 is $11.2 million.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Bank owned life insurance income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in Bank Owned Life Insurance income is due to certain death benefits received by Sovereign for the three-month and six-month periods ended June 30, 2005.
     Miscellaneous income was $12.1 million and $18.4 million for the three-month and six-month periods ended June 30, 2005 compared with $4.5 million and $10.9 million for the corresponding periods in the prior year. The 2005 period results included $3.5 million of premium income recognized on written call options related to mortgage-backed securities. Also included in the 2005 results was a $1.9 million gain on the sale of a marketing trademark to a third party.
     The net gains on sales of investment securities were $3.4 million and $11.3 million for the three-month and six-month periods ended June 30, 2005 compared to $0.8 million and $18.7 million for the same periods in 2004. Due to the current interest rate environment we would anticipate having lower levels of security gains in 2005 as compared to 2004.
General and Administrative Expenses
     General and administrative expenses for the three-month and six-month periods ended June 30, 2005 were $273.4 million and $530.5 million compared to $224.6 million and $447.7 million for the same periods in 2004. General and administrative expenses increased in 2005 primarily due to the First Essex, Seacoast and Waypoint acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members.
Other Expenses
     Other expenses consist primarily of amortization of core deposit intangibles, minority interest expense, merger related and integration charges and equity method investment expense. Other expenses were $27.1 million and $90.9 million for the three-month and six-month periods ended June 30, 2005, compared to $28.1 million and $76.6 million for the same periods in 2004. The reasons for the variances are discussed below.
     Expense associated with amortization of core deposit intangibles increased by $1.2 million during the three-month period and increased $2.6 million during the six-month period ending June 30, 2005, compared to the corresponding period in the prior year. The increase from 2004 was related to the amortization associated with the First Essex, Seacoast and Waypoint acquisitions. Net merger-related and integration charges of $18.7 million related to the Waypoint acquisition were recorded in the six-month period ended June 30, 2005. Merger-related and integration expense included a reversal of $8.4 million in the three-month period ended June 30, 2005 as a result of actual merger and integration costs being lower than the amount initially estimated at the time of the acquisition for various acquisitions. Merger-related and integration charges of $23.6 million related to the First Essex acquisition were recorded in the six-month period ended June 30, 2004.
     Sovereign has an investment in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $40.5 million at June 30, 2005. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $7.4 million and $14.2 million for the three-month and six-month period ended June 30, 2005 and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never phased out. However, recent dramatic market shifts in oil prices have raised the possibility of a phase out in future periods, although Sovereign has concluded that it is not likely at this time. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
Also impacting other expenses were the previously mentioned merger-related charges and reversals for the Waypoint, Seacoast and First Essex acquisitions and the lease and contract termination charges of $5.2 million recorded in the three-month period ended March 31, 2005.
Income Tax Provision
     The income tax provision was $59.1 million and $109.7 million for the three-month and six-month periods ended June 30, 2005, compared to $41.1 million and $73.9 million for the same periods in 2004. The effective tax rate for the three-month and six-month

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
periods ended June 30, 2005 was 24.4% and 25.0% compared to 23.8% and 24.0% for the same periods in 2004. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The effective tax rate in 2005 is higher than the prior year rate due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2005 compared to 2004.
     Sovereign is subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. Sovereign believes that its recorded tax liabilities adequately provide for the probable outcome of these assessments; however, revisions of our estimate of accrued income taxes could materially effect our operating results for any given quarter.
Line of Business Results
     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer Lending, Shared Services Commercial Lending, and Other. The results of 2004 have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer Lending segment is primarily comprised of our mortgage banking group, our wholesale home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial Lending segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.
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
     The Mid-Atlantic Banking Division’s net interest income increased $39.4 million and $74.0 million to $148.0 million and $286.2 million for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $6.3 billion with an average yield of 5.73% for the six-months ended June 30, 2005 compared to an average balance of $4.4 billion with an average yield of 4.84% for the corresponding period in the preceding year. The average balance of deposits was $14.9 billion at a cost of 1.41% for the six-months ended June 30, 2005, compared to $12.7 billion at a cost of 0.95% for the same periods a year ago. The reason for the increase in the loan and deposit average balances is due primarily to the Waypoint acquisition and the increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $2.9 million and $4.8 million was due to loan and deposit fees that grew due to the increased balances of these items. The provision for loan losses increased $1.5 million for the three-months ended June 30, 2005, but declined $4.7 million for the six-months ended June 30, 2005 due to improvements in the credit quality of our loan portfolio, improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $80.5 million and $159.7 million for the three-months and six-months ended June 30, 2004, to $94.6 million and $184.0 million for the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
corresponding periods in 2005. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Waypoint acquisition.
The New England Banking Division’s net interest income increased $52.2 million and $106.5 million to $162.9 million and $319.3 million for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $4.9 billion with an average yield of 5.74% for the six-months ended June 30, 2005 compared to an average balance of $3.7 billion with an average yield of 4.68% for the corresponding period in the preceding year. The average balance of deposits was $17.3 billion at a cost of 1.22% for the six-months ended June 30, 2005, compared to $14.2 billion at a cost of 0.90% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due to the Seacoast acquisition and to a lesser extent the First Essex acquisition. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $3.9 million and $8.7 million was due primarily from fees generated from higher loan and deposit balances. The provision for loan losses declined $2.6 million and $6.0 million to $2.1 million and $3.6 million for the three-month and six-month periods ended June 30, 2005 due to improvements in the credit quality of our loan portfolio due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $86.9 million and $171.7 million for the three-months and six-months ended June 30, 2004, to $104.5 million and $205.2 million for the three-months and six-months ended June 30, 2005. The increase in general and administrative expenses is principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast and First Essex acquisitions.
     The Shared Services Consumer Lending segment net interest income increased $12.4 million and $38.4 million to $77.9 million and $163.2 million for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth. The average balance and yield earned on loans by this segment for the six-months ended June 30, 2005 was $20.7 billion and 5.23%, respectively, compared with $12.9 billion and 5.31% for the corresponding period in the prior year. The increase in loan balances was driven by loan originations and increased purchases of wholesale home equity loans. The increase in fees and other income of $16.1 million and $30.2 million was due to increased mortgage banking revenues and higher loan fees which grew due to the increased loan balances. The provision for loan losses increased $0.5 million and $2.2 million to $9.3 million and $21.1 million at June 30, 2005 due to loan growth. General and administrative expenses (including allocated corporate and direct support costs) increased from $24.9 million and $52.2 million for the three-months and six-months ended June 30, 2004, to $39.9 million and $78.1 million for the three-months and six-months ended June 30, 2005. The increase in general and administrative expenses is principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast, First Essex and Waypoint acquisitions.
     The Shared Services Commercial Lending segment net interest income increased $15.1 million and $28.2 million to $56.1 million and $108.0 million for the three-month and six-month periods ended June 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth. The average balance and yield earned on loans by this segment for the six-months ended June 30, 2005 was $8.2 billion and 5.64%, respectively, compared with $6.7 billion and 4.51% for the corresponding period in the prior year. The increase in fees and other income of $4.0 million and $8.2 million was due to the increased level of loans. The provision for loan losses decreased $10.0 million and $17.2 million to $1.7 million and $2.3 for the three-months and six-months ended June 30, 2005 due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) were $26.0 million and $50.8 million for the three-months and six-months ended June 30, 2005 compared with $27.2 million and $52.4 million for the corresponding periods in the prior year.
     The net loss before income taxes for Other increased $39.7 million and $105.2 million to $53.9 million and $130.4 million for the three-months and six-months ended June 30, 2005 compared to the corresponding periods in the preceding year. Net interest income decreased $48.3 million and $100.9 million to a net expense of $42.0 million and $75.6 million for the three-months and six-months ended June 30, 2005 compared to the corresponding periods in the preceding year due primarily to a $2.3 billion increase in average borrowings and a $2.3 billion decline in average investments. Average borrowings for the six-month period ended June 30, 2005 and 2004 was $17.0 billion and $14.7 billion, respectively, with an average cost of 3.73% and 3.12%. The increase in cost is due to the rise in market interest rates between periods.
     The Other segment includes net gains on securities of $3.4 million and $11.3 million for the three-month and six-month periods ending June 30, 2005, as compared to $0.8 million and $18.7 million recorded in 2004. The 2005 and 2004 results include merger and integration charges of $14.7 million and $23.6 million respectively. The 2005 results also include the previously mentioned call option premium gains of $3.5 million, a gain of $1.9 million on a sale of a marketing trademark to a third party and the lease and contract termination charge of $5.2 million.

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
FINANCIAL CONDITION
Loan Portfolio
     At June 30, 2005, commercial loans totaled $16.2 billion representing 39% of Sovereign’s loan portfolio, compared to $13.9 billion or 38% of the loan portfolio at December 31, 2004 and $12.3 billion or 42% of the loan portfolio at June 30, 2004. At June 30, 2005 and December 31, 2004, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2004 has primarily been driven by the Waypoint acquisition and organic loan growth. See Note 12 for the related loan balances Sovereign acquired from Waypoint.
     The consumer loan portfolio (including home equity loans and lines of credit, automobile loans, and other consumer loans) totaled $15.1 billion at June 30, 2005, representing 37% of Sovereign’s loan portfolio, compared to $14.3 billion, or 39%, of the loan portfolio at December 31, 2004 and $12.0 billion or 41% of the loan portfolio at June 30, 2004. The increase is primarily related to loan purchases and loans acquired from business acquisitions.
     Residential mortgage loans were $10.0 billion at June 30, 2005 and represent 24% of Sovereign’s loan portfolio as compared to $8.5 billion and 23% at December 31, 2004 and $4.9 billion or 19% of the loan portfolio at June 30, 2004. The increase during the periods shown is due to business acquisitions and increased loan production capabilities.
Non-Performing Assets
     At June 30, 2005, Sovereign’s non-performing assets increased by $13.1 million to $173.2 million compared to $160.1 million at December 31, 2004. This increase is due to loan growth as non-performing assets as a percentage of total loans, real estate owned and repossessed assets were 0.42% at June 30, 2005 and 0.44% at December 31, 2004. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Consumer and residential real estate loans with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2005	2004
Non-accrual loans:
Commercial	$63,025	$54,042
Commercial real estate	28,333	26,757
Consumer	38,385	28,021
Residential	31,717	33,656

Total non-accrual loans	161,460	142,476
Restructured loans	939	1,097

Total non-performing loans	162,399	143,573
Other real estate owned	8,494	12,276
Other repossessed assets	2,302	4,247

Total non-performing assets	$173,195	$160,096

Past due 90 days or more as to interest or principal and accruing interest	$43,515	$38,914
Non-performing assets as a percentage of total assets	0.29%	0.29%
Non-performing loans as a percentage of total loans	0.39%	0.39%
Non-performing assets as a percentage of total loans and real estate owned	0.42%	0.44%
Allowance for loan losses as a percentage of total non-performing assets	255.5%	255.3%
Allowance for loan losses as a percentage of total non-performing loans	272.0%	284.7%
     Loans ninety (90) days or more past due and still accruing interest increased by $4.6 million from December 31, 2004 to June 30, 2005, attributable to an increase of $6.5 million in the consumer portfolio, partially offset by a decrease of $1.9 million in the residential portfolio.
     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $60.2 million and $39.1 million at June 30, 2005 and December 31, 2004, respectively. As a percentage of total loans, potential problem loans were .15% and .11% at June 30, 2005 and December 31, 2004, respectively.
Allowance for Loan Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	June 30, 2005		December 31, 2004
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$240,247	39%	$209,587	38%
Consumer loans	151,531	37	143,507	39
Residential real estate mortgage loans	30,288	24	27,971	23
Unallocated allowance	20,418	n/a	27,651	n/a

Total allowance for loan losses	$442,484	100%	$408,716	100%

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $209.6 million at December 31, 2004 to $240.2 million at June 30, 2005. This is a result of loan growth, increases in criticized assets and allowances acquired from the Waypoint acquisition.
     Consumer Portfolio. The allowance for the consumer loan portfolio increased from $143.5 million at December 31, 2004, to $151.5 million at June 30, 2005 due to increases in loan balances, classified loans rated substandard and allowances acquired from the Waypoint acquisition.
     Residential Portfolio. The allowance for the residential mortgage portfolio increased from $28.0 million at December 31, 2004 to $30.3 million at June 30, 2005, due to increases in loan balances, mainly in our existing portfolios and partially from the Waypoint acquisition.
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $20.4 million at June 30, 2005 from $27.7 million at December 31, 2004. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at June 30, 2005 was 4.15 years.
     Total investment securities available-for-sale were $7.5 billion at June 30, 2005 and $7.6 billion at December 31, 2004. Investment securities held-to-maturity were $4.1 billion at June 30, 2005 compared to $3.9 billion at December 31, 2004. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.
Goodwill and Core Deposit Intangible Assets
     Goodwill increased by $588.8 million since December 31, 2004 due primarily to the Waypoint acquisition and core deposit intangibles decreased by $6.7 million since December 31, 2004 due to year-to-date amortization expense of $37.8 million, offset by a core deposit intangible asset of $31.1 million recorded in connection with the Waypoint acquisition. See Note 9 for the anticipated amortization expense for each of the five succeeding calendar years ending December 31st. There were no indicators of impairment or impairment charges recorded in 2004 and through June 30, 2005.
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2005 were $36.1 billion which includes deposit balances of $2.9 billion acquired from the Waypoint acquisition, compared to $32.6 billion at December 31, 2004.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2005 and December 31, 2004 were $17.1 billion and $16.1 billion, respectively.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $812 million of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at June 30, 2005. Sovereign’s retained interests and servicing assets in such QSPEs were $75.9 million at June 30, 2005 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At June 30, 2005, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 13 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.
     As described in our 2004 annual report filed on Form 10-K, in connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable from the rental payments under the lease, the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
proceeds of the sale or refinancing of the mortgage properties or payments under insurance policies on the real estate properties. The aggregate principal balance of the certificates at June 30, 2005 and December 31, 2004, was $106.4 million and $219.9 million, respectively. Sovereign made a scheduled principal payment of $113.4 million at June 30, 2005. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that Sovereign terminates a lease and does not substitute a similar property to replace it, a penalty would be incurred. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the terminated property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2005 and December 31, 2004, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2005 and December 31, 2004 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at June 30, 2005:
Regulatory capital	$4,090,145	$4,090,145	$4,041,965	$5,272,499
Minimum capital requirement (1)	1,142,158	2,284,315	1,872,060	3,744,120

Excess	$2,947,987	$1,805,830	$2,169,905	$1,528,379

Sovereign Bank capital ratio	7.16%	7.16%	8.64%	11.27%

Sovereign Bank at December 31, 2004:
Regulatory capital	$3,761,163	$3,761,163	$3,710,119	$4,911,264
Minimum capital requirement (1)	1,043,438	2,086,876	1,687,852	3,375,704

Excess	$2,717,725	$1,674,287	$2,022,267	$1,535,560

Sovereign Bank capital ratio	7.21%	7.21%	8.79%	11.64%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at June 30, 2005 (1)	5.13%	4.88%	6.86%
Capital ratio at December 31, 2004 (1)	5.25%	5.00%	7.05%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.
Liquidity and Capital Resources
     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail deposit gathering, Federal Home Loan Bank (FHLB) borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, loan sales, and periodic cash flows from amortizing mortgage backed securities.
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2005, Sovereign had $8.5 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has paid $420 million dividends to Sovereign Bancorp. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.
     Cash and cash equivalents increased $16.0 million from December 31, 2004. Net cash provided by operating activities was $816.1 million for 2005. Net cash used by investing activities for 2005 was $1.4 billion and consisted primarily of the purchase of loans of $4.1 billion, purchases of investments of $2.8 billion and net increase in loans of $1.5 billion, offset by proceeds from loan sales of $3.6 billion and sales, repayments and maturities of investments of $3.2 billion. Net cash provided by financing activities for 2005 was $559.6 million, which was primarily due to an increase in net deposits of $662.0 million and proceeds, net of repayments, from borrowings of $125 million, offset by treasury stock repurchases of $269.7 million.

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
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$13,160,225	$6,848,042	$1,767,778	$1,848,489	$2,695,916
Securities sold under repurchase agreements (1)	194,342	159,342	35,000	—	—
Fed Funds (1)	730,692	730,692	—	—	—
Other debt obligations (1)	3,719,109	257,080	553,035	1,587,994	1,321,000
Junior subordinated debentures due to Capital Trust entities (1)(2)	1,518,280	66,796	134,044	134,467	1,182,973
Certificates of deposit (1)	10,019,028	6,888,861	2,279,359	596,730	254,078
Investment partnership commitments (3)	51,519	28,025	19,259	4,157	78
Operating leases	572,180	74,452	133,207	88,026	276,495

Total contractual cash obligations	$29,965,375	$15,053,290	$4,921,682	$4,259,863	$5,730,540

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $ 26.7 billion that are due on demand by customers.
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2005 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$14,314,292	$7,484,665	$2,127,844	$1,561,090	$3,140,693
Standby letters of credit	2,287,095	686,164	776,241	747,395	77,295
Loans sold with recourse	8,228	—	—	—	8,228
Forward buy commitments	714,002	714,002	—	—	—

Total commercial commitments	$17,323,617	$8,884,831	$2,904,085	$2,308,485	$3,226,216

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2005 was $2.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.8 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2005. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes up to twelve different stress scenarios. These scenarios shift interest rates up and down. Certain other scenarios shift short-term rates up while holding longer-term rates constant and vice versa. These shocks are instantaneous and the analysis helps management to better understand its short-term interest rate risk. Actual rate shifts do not occur in an instantaneous manner but these stress scenarios help to better highlight imbalances. This information is then used to develop proactive strategies to ensure that the Company is not overly sensitive to the future direction of interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated
percentage
increase/(decrease) to net
If interest rates changed in parallel by the	interest
amounts below at June 30, 2005	income would result
Up 100 basis points	0.01%
Up 200 basis points	3.20%
Down 100 basis points	(3.72)%
     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of June 30, 2005, the one year cumulative gap was 1.89%, compared to 1.65% at December 31, 2004 indicating Sovereign could benefit from rising rates.
     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Net Portfolio Value (NPV) is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. The table below discloses Sovereign’s estimated net portfolio value based on interest rate changes:

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at June 30, 2005	June 30, 2005	December 31, 2004
Base	11.9%	11.3%
Up 200 basis points	11.6%	10.3%
Down 100 basis points	11.6%	10.9%
     The market value profile (long-term interest rate risk) has improved due to the following factors: reduction in the investment portfolio mix, sale of longer duration residential mortgage loans in the second quarter, restructuring of FHLB borrowings which increased the duration of the borrowings portfolio, and an increase in the mix of variable rate commercial loans.
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Items 1 is not applicable.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2005:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under to
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
4/1/05 through 4/30/05	10,012,485	$21.62	10,000,000	8,500,000
5/1/05 through 5/31/05	26,509	23.51	NA	8,500,000
6/1/05 through 6/30/05	—	—	NA	8,500,000

(1)   Sovereign has two stock repurchase programs in effect that would allow the Company to repurchase up to 20.5 million shares of common stock as of June 30, 2005. Twelve million shares have been purchased under these repurchase programs as of June 30, 2005. In July 2005, Sovereign repurchased an additional 4 million shares of common stock and Sovereign’s Board of Directors authorized an additional stock repurchase program to repurchase 20 million shares of common stock. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 38,994 shares outside of publicly announced repurchase programs during the second quarter of 2005.
Item 3 is not applicable or the response is negative.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2005 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held on April 21, 2005. The following is a brief description of each matter voted on at the meeting.

		SHARES
						BROKER
	PROPOSAL	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
1.	To elect three (3) Class III directors of Sovereign, each to serve for a term of three years and until their successors shall have been elected and qualified:
	P. Michael Ehlerman	308,082,797	N/A	19,191,811	—	—
	Marian L. Heard	325,097,094	N/A	2,177,514	—	—
	Jay S. Sidhu	305,853,818	N/A	21,420,790	—	—
2.	To ratify the appointment by the Audit Committee of Sovereign’s Board of Directors of Ernst & Young LLP as Sovereign’s independent auditors for the fiscal year ending December 31, 2005	322,899,678	3,491,259	883,670	—	—
Item 5 is not applicable or the response is negative.

Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621, filed July 23, 2004.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: August 8, 2005	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date: August 8, 2005	/s/ Mark R. McCollom

Mark R. McCollom
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