Form 10-Q
period 2005-09-30
SOVEREIGN BANCORP INC
filed 2005-11-07
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2005
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock (no par value)	357,157,919 shares

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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

FORWARD LOOKING STATEMENTS
(continued)
•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	anticipated acquisitions may not close on the expected closing date or it may not close at all;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals may not be satisfied;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	Acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired companies up to the same level of operating effectiveness as Sovereign’s internal control structure. Sovereign’s inability to address these risks could negatively affect Sovereign’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	4
Consolidated Statements of Operations for the three-month periods and nine-month periods ended September 30, 2005 and 2004	5-6
Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 30, 2005	7
Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004	8-9
Notes to Consolidated Financial Statements	10–27
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28–47
Item 3. Quantitative and Qualitative Disclosures About Market Risk	48
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 6. Exhibits	50-51
SIGNATURES	52
EXHIBITS INDEX	53
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,438,240	$1,160,922
Investment securities:
Available-for-sale	8,244,029	7,642,558
Held-to-maturity	4,500,881	3,904,319
Loans (including loans held for sale of $335,759 and $137,478 at September 30, 2005 and December 31, 2004, respectively)	42,691,639	36,631,079
Allowance for loan losses	(436,828)	(408,716)

Net loans	42,254,811	36,222,363

Premises and equipment	401,868	353,337
Accrued interest receivable	265,120	226,012
Goodwill	2,714,073	2,125,081
Core deposit intangibles, net of accumulated amortization of $501,614 and $445,559 at September 30, 2005 and December 31, 2004, respectively	231,740	256,694
Bank owned life insurance	1,006,820	885,807
Other assets	1,884,316	1,694,220

TOTAL ASSETS	$62,941,898	$54,471,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$37,332,591	$32,555,518
Borrowings and other debt obligations	18,897,237	16,140,128
Advance payments by borrowers for taxes and insurance	36,276	30,542
Other liabilities	802,779	552,847

TOTAL LIABILITIES	57,068,883	49,279,035

Minority interests	205,176	203,906

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 382,423,704 shares issued at September 30, 2005 and 350,261,512 shares issued at December 31, 2004	3,649,507	2,949,870
Warrants and employee stock options issued	337,156	317,842
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,285,872 shares at September 30, 2005 and December 31, 2004	(23,707)	(23,707)
Treasury stock at cost; 21,046,007 shares at September 30, 2005 and 1,200,470 shares at December 31, 2004	(467,265)	(19,136)
Accumulated other comprehensive loss	(170,619)	(108,092)
Retained earnings	2,342,767	1,871,595

TOTAL STOCKHOLDERS’ EQUITY	5,667,839	4,988,372

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,941,898	$54,471,313

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except
	per share data)
INTEREST INCOME:
Interest-earning deposits	$2,022	$1,505	$6,151	$3,013
Investment securities:
Available-for-sale	90,854	124,803	281,616	398,526
Held-to-maturity	47,624	46,470	137,834	107,168
Interest on loans	607,966	412,771	1,693,722	1,091,249

TOTAL INTEREST INCOME	748,466	585,549	2,119,323	1,599,956

INTEREST EXPENSE:
Deposits and customer accounts	169,084	83,160	423,141	211,314
Borrowings and other debt obligations	183,817	139,439	499,564	370,837

TOTAL INTEREST EXPENSE	352,901	222,599	922,705	582,151

NET INTEREST INCOME	395,565	362,950	1,196,618	1,017,805
Provision for loan losses	20,000	25,000	64,000	100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	375,565	337,950	1,132,618	917,805

NON-INTEREST INCOME:
Consumer banking fees	74,992	62,771	214,610	174,828
Commercial banking fees	42,745	31,757	111,284	90,994
Net mortgage banking revenues	28,967	(4,080)	62,446	17,783
Capital markets revenue	5,382	3,409	13,768	13,395
Bank owned life insurance	12,066	9,922	35,887	29,136
Miscellaneous income	6,856	4,498	25,299	15,441

TOTAL FEES AND OTHER INCOME	171,008	108,277	463,294	341,577
Net gain on investment securities	1,675	20,247	13,009	38,957

TOTAL NON-INTEREST INCOME	172,683	128,524	476,303	380,534

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	140,532	114,871	401,460	324,175
Occupancy and equipment expenses	61,096	54,976	185,314	161,452
Technology expense	21,349	18,935	61,623	55,873
Outside services	15,362	14,332	43,815	39,414
Marketing expense	14,455	11,983	37,259	33,434
Other administrative expenses	24,107	22,583	77,935	71,062

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	276,901	237,680	807,406	685,410

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(in thousands, except
	per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$18,284	$19,836	$56,055	$54,965
Other minority interest expense	5,837	5,502	17,257	16,376
Merger-related and integration charges (reversal)	(2,000)	27,941	12,744	51,528
Equity method investments	11,656	10,257	33,392	19,596
Lease and contract termination charge (reversal)	(1,222)	—	3,982	—
Loss on debt extinguishment	—	65,546	—	63,261

TOTAL OTHER EXPENSES	32,555	129,082	123,430	205,726

INCOME BEFORE INCOME TAXES	238,792	99,712	678,085	407,203
Income tax provision	57,749	17,170	167,420	91,080

NET INCOME	$181,043	$82,542	$510,665	$316,123

EARNING PER SHARE:
Basic	$0.50	$0.25	$1.40	$1.01

Diluted	$0.48	$0.24	$1.33	$0.97

DIVIDENDS DECLARED PER COMMON SHARE	$0.040	$.030	$0.11	$.085

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2004	345,775	$2,949,870	$317,842	$(23,707)	$(19,136)	$(108,092)	$1,871,595	$4,988,372

Comprehensive income:
Net income	—	—	—	—	—	—	510,665	510,665
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(83,899)	—	(83,899)
Cash flow hedge derivative financial instruments	—	—	—	—	—	21,372	—	21,372

Total comprehensive income								448,138
Stock and stock options issued in connection with business acquisitions	29,813	645,940	35,636	—	—	—	—	681,576
Stock issued in connection with employee benefit and incentive compensation plans	2,828	53,697	(19,683)	—	12,645	—	—	46,659
Employee stock options earned	—	—	3,361	—	—	—	—	3,361
Dividends paid on common stock	—	—	—	—	—	—	(39,493)	(39,493)
Stock repurchased	(20,325)	—	—	—	(460,774)	—	—	(460,774)

Balance, September 30, 2005	358,091	$3,649,507	$337,156	$(23,707)	$(467,265)	$(170,619)	$2,342,767	$5,667,839

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period
	Ended September 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$510,665	$316,123
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for loan losses	64,000	100,000
Depreciation and amortization	125,565	120,439
Net amortization/accretion of investment securities and loan premiums and discounts	56,129	39,795
Net gain on investment securities	(13,009)	(38,957)
Net (gain) loss on real estate owned and premises and equipment	(317)	(203)
Loss on debt extinguishments	—	63,261
Stock-based compensation	24,197	16,769
Net change in:
Loans held for sale	(198,281)	63,427
Accrued interest receivable	(39,108)	(9,328)
Other assets and bank owned life insurance	97,626	(190,642)
Other liabilities	199,490	110,258

Net cash provided by operating activities	826,957	590,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale investment securities	2,287,170	3,076,479
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,196,649	1,539,047
Held-to-maturity	443,297	332,198
Net change in FHLB stock	(119,679)	(149,540)
Purchases of available-for-sale investment securities	(3,672,919)	(4,902,275)
Purchases of held-to-maturity investment securities	(1,023,411)	(447,099)
Proceeds from sales of loans	5,546,775	1,713,895
Purchase of loans	(4,981,500)	(3,474,299)
Net change in loans other than purchases and sales	(3,876,106)	(2,096,968)
Proceeds from sales of premises and equipment	13,177	10,869
Purchases of premises and equipment	(68,175)	(70,285)
Proceeds from sales of real estate owned	5,991	9,126
Net cash received/(paid) from business combinations	281,229	(231,269)

Net cash used in investing activities	$(3,967,502)	$(4,690,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits and other customer accounts	$1,895,196	$844,681
Net increase/(decrease) in borrowings	1,537,718	3,064,266
Proceeds from senior notes and credit facility	800,000	997,710
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	—	285,435
Repayments of borrowings and other debt obligations	(350,000)	(773,360)
Net increase in advance payments by borrowers for taxes and insurance	3,516	4,910
Cash dividends paid to stockholders	(39,493)	(27,153)
Proceeds from issuance of common stock	28,892	24,394
Treasury stock repurchases, net of proceeds	(457,966)	(5,962)

Net cash provided by financing activities	3,417,863	4,414,921

Net change in cash and cash equivalents	277,318	315,742
Cash and cash equivalents at beginning of period	1,160,922	950,302

Cash and cash equivalents at end of period	$1,438,240	$1,266,044

	Nine-Month Period
	Ended September 30,
	2005	2004
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$9,712	$31,964
Interest paid	$860,938	$567,167
Non cash transactions: On January 21, 2005, Sovereign Bancorp, Inc. issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp. See Note 13 for additional details. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. On July 23, 2004, Sovereign Bancorp, Inc. issued 36,176,376 shares in partial consideration for the acquisition of Seacoast Financial Services Corporation.
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
     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations, shareholder’s equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s latest annual report on Form 10-K.
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
     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards during 2002. Sovereign estimates the fair value of stock options issued to employees using a Black-Scholes option pricing model and expenses this value over the vesting periods. Reductions to compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. The impact of not adopting SFAS No. 123 prior to 2002 to Sovereign’s net income and earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004 was not material.
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
     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$181,043	$82,542	$510,665	$316,123
Contingently convertible trust preferred interest expense, net of tax	6,344	6,310	19,074	14,895

Net Income for diluted EPS	$187,387	$88,852	$529,739	$331,018

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	360,299	335,603	365,623	314,365
Dilutive effect of:
Warrants	26,094	26,082	26,089	20,827
Stock options	6,717	6,097	6,511	5,886

Weighted average diluted shares	393,110	367,782	398,223	341,078

EARNINGS PER SHARE:
Basic	$0.50	$0.25	$1.40	$1.01
Diluted	$0.48	$0.24	$1.33	$0.97

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES AVAILABLE-FOR-SALE
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$361,880	$3	$720	$361,163
Debentures of FHLB, FNMA, and FHLMC	180,909	33	2,778	178,164
Corporate debt and asset-backed securities	142,148	2,307	—	144,455
Equity securities (1)	2,103,888	1,032	29,845	2,075,075
State and municipal securities	4,816	18	308	4,526
Mortgage-backed securities:
U.S. government agencies	1,210,490	937	30,555	1,180,872
FHLMC and FNMA debt securities	2,200,975	2,605	50,606	2,152,974
Non-agencies	2,190,745	167	44,112	2,146,800

Total investment securities available-for- sale	$8,395,851	$7,102	$158,924	$8,244,029

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$54,273	$—	$352	$53,921
Debentures of FHLB, FNMA and FHLMC	58,397	243	152	58,488
Corporate debt and asset-backed securities	207,129	8,928	—	216,057
Equity securities (1)	1,554,464	5,308	1,605	1,558,167
State and municipal securities	5,277	22	7	5,292
Mortgage-backed securities:
U.S. government agencies	954,467	5,721	3,923	956,265
FHLMC and FNMA debt securities	2,355,521	6,621	16,528	2,345,614
Non-agencies	2,460,567	3,300	15,113	2,448,754

Total investment securities available-for- sale	$7,650,095	$30,143	$37,680	$7,642,558

(1)	Equity securities consist principally of FHLB, FHLMC, and FNMA common and preferred stock.
Investment securities available for sale and held to maturity with an estimated fair value of $5.6 billion and $5.2 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at September 30, 2005 and December 31, 2004, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES HELD-TO-MATURITY
     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated (in thousands):

	September 30, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$9,279	$—	$134	$9,145
Corporate debt and asset-backed securities	104,233	6	462	103,777
State and municipal securities	1,754,086	23,223	19,835	1,757,474
Mortgage-backed securities:
U.S. government agencies	104,131	—	2,595	101,536
FHLMC and FNMA debt securities	1,744,061	5,039	51,075	1,698,025
Non-agencies	785,091	677	13,602	772,166

Total investment securities held-to-maturity	$4,500,881	$28,945	$87,703	$4,442,123

	December 31, 2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$11,432	$44	$32	$11,444
Debentures of FHLB, FNMA, and FHLMC	561	10	—	571
Corporate debt and asset-backed securities	36,566	—	—	36,566
State and municipal securities	824,331	11,232	8,652	826,911
Mortgage-backed securities:
U.S. government agencies	115,222	3,017	7	118,232
FHLMC and FNMA debt securities	1,951,449	10,234	28,758	1,932,925
Non-agencies	964,758	3,119	5,524	962,353

Total investment securities held-to-maturity	$3,904,319	$27,656	$42,973	$3,889,002

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES HELD-TO-MATURITY (continued)
     The following table discloses the age of gross unrealized losses in our total investment portfolio (held to maturity and available for sale) as of September 30, 2005 (in thousands):

	At September 30, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$32,946	$413	$22,842	$441	$55,788	$854
Debentures of FHLB, FNMA and FHLMC	151,339	2,573	19,803	205	171,142	2,778
Corporate debt and asset-backed securities	64,448	462	—	—	64,448	462
Equity securities	933,405	29,845	—	—	933,405	29,845
State and municipal securities	1,128,035	20,143	—	—	1,128,035	20,143
Mortgage-backed Securities:
U.S. government agencies	1,229,997	32,969	10,287	181	1,240,284	33,150
FHLMC and FNMA debt securities	1,322,555	26,704	2,152,747	74,977	3,475,302	101,681
Non-agencies	2,125,760	38,247	719,658	19,467	2,845,418	57,714

Total investment securities available for sale and held to maturity	$6,988,485	$151,356	$2,925,337	$95,271	$9,913,822	$246,627

     As of September 30, 2005, management has concluded that the unrealized losses above on its debt securities (which totaled 345 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost. These losses are on securities that have contractual maturity dates and are primarily related to market interest rates.
     The losses on the equity securities above (which consisted of 9 securities) are related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These securities have a combined effective yield of 8.10% since the majority of the dividends received are tax-exempt. These losses are primarily related to increased credit spreads due to negative events on the issuers of these securities and to a lesser extent market interest rates. These securities remain investment grade and both the duration and severity of loss are not significant. However, if the severity and duration of the losses increase or if the securities become non-investment grade, we may be required to write-down these securities in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) COMPOSITION OF LOAN PORTFOLIO
     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
Commercial real estate loans	$7,151,189	16.8%	$5,824,133	15.9%
Commercial and industrial loans	9,071,731	21.2	8,040,107	21.9

Total Commercial Loans	16,222,920	38.0	13,864,240	37.8

Residential mortgages	11,198,366	26.2	8,497,496	23.2
Home equity loans and lines of credit	10,301,161	24.1	9,577,656	26.1

Total consumer loans secured by real estate	21,499,527	50.3	18,075,152	49.3

Auto loans	4,463,931	10.5	4,205,547	11.5
Other	505,261	1.2	486,140	1.3

Total Consumer Loans	26,468,719	62.0	22,766,839	62.2

Total Loans (1)	$42,691,639	100.0%	$36,631,079	100.0%

Total Loans with:
Fixed rate	$24,895,678	58.3%	$21,145,915	57.7%
Variable rate	17,795,961	41.7	15,485,164	42.3

Total Loans (1)	$42,691,639	100.0%	$36,631,079	100.0%

(1)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $335.6 million and $296.8 million at September 30, 2005 and December 31, 2004, respectively. Loans pledged as collateral totaled $17.0 billion and $13.3 billion at September 30, 2005 and December 31, 2004, respectively.
In the third quarter of 2005, Sovereign began classifying its residential loans as a component of the consumer loan category to be consistent with industry presentation. Previously, residential loans were a separate loan category. Prior periods have been reclassified to conform to the 2005 presentation.
Sovereign had gains on the sales of mortgage and home equity loans for the three-month and nine-month period ended September 30, 2005 of $21.3 million and $56.0 million compared with gains of $4.1 million and $23.4 million for the corresponding periods in the prior year. These gains were recorded in mortgage banking revenues.
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2004.

Related party loans at December 31, 2004	$59,348
Loan fundings	46,608
Loan repayments	(54,900)
Related party loan balance at September 30, 2005	51,056

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	September 30, 2005			December 31, 2004
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$5,414,212	14.5%	—%	$5,087,531	15.6%	—%
NOW accounts	9,170,052	24.5	1.82	7,838,584	24.1	0.98
Customer repurchase agreements	959,024	2.6	3.21	837,643	2.6	1.44
Savings accounts	3,684,423	9.9	0.70	3,807,099	11.7	0.61
Money market accounts	8,167,546	21.9	1.83	7,870,288	24.2	1.24
Certificates of deposit	9,937,334	26.6	3.33	7,114,373	21.8	2.32

Total Deposits	$37,332,591	100%	1.89%	$32,555,518	100%	1.15%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2005		December 31, 2004
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$188,936	4.19%	$613,239	2.76%
Fed funds purchased	655,676	3.94	970,100	2.29
FHLB advances	13,628,279	4.16	10,623,394	3.80
Asset-backed floating rate notes and secured financings	1,971,000	1.96	1,971,000	0.54
Subordinated notes	776,842	4.88	782,139	3.94
Holding company borrowings and other debt obligations:
Senior secured credit facility	—	—	50,000	3.60
Senior notes	797,723	4.41	299,500	2.74
Junior subordinated debentures due to Capital Trust Entities	878,781	7.56	830,756	7.22

Total borrowing and other debt obligations	18,897,237	4.12%	$16,140,128	3.43%
     During the third quarter of 2005, Sovereign issued $200 million of 3.5 year, floating rate notes and $300 million of 5 year, fixed rate notes at 4.80%. The floating rate notes will bear interest at a rate of 3 month LIBOR plus 28 basis points (adjusted quarterly) and mature on March 1, 2009. The fixed rate notes mature on September 1, 2010.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the nine-months ended September 30, 2005 and 2004, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the nine-months ended September 30, 2005 or 2004 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of September 30, 2005, Sovereign expects approximately $3.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at September 30, 2005 and December 31, 2004 (dollars in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,688,590	$37	$52,590	4.40%	4.27%	4.2
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,650,000	21,774	2,815	3.65%	3.34%	1.0

Total derivatives used in SFAS 133 hedging relationships	$4,338,590	$21,811	$55,405	4.11%	3.91%	3.0

December 31, 2004
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,638,590	$1,725	$27,332	4.75%	3.12%	5.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	1,850,000	8,858	8,916	2.16%	3.59%	1.6

Total derivatives used in SFAS 133 hedging relationships	$3,488,590	$10,583	$36,248	3.37%	3.37%	3.5

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
Summary information regarding other derivative activities at September 30, 2005 and December 31, 2004 follows (in thousands):

	September 30,	December 31,
	2005	2004
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$1,152	$(640)
Interest rate lock commitments	(70)	220

Total mortgage banking risk management	1,082	(420)

Swaps receive fixed	8,037	50,273
Swaps pay fixed	14,155	(29,509)

Net Customer related interest rate swaps	22,192	20,764

Foreign exchange	261	(177)

Total activity	$23,535	$20,167

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the nine-months ended, September 30, 2005:

Income Statement
Effect For The
	Balance Sheet Effect at	Nine-months Ended
Derivative Activity	September 30, 2005	September 30, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $28.0 million and $24.6 million, respectively, and an increase to other liabilities of $52.6 million.	Resulted in an increase of net interest income of $11.6 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.8 million, $2.8 million and $12.3 million, respectively, and decrease to deferred taxes of $6.6 million.	Resulted in a decrease in net interest income of $17.3 million.

Forward commitments to sell loans	Increase to other assets of $1.2 million.	Increase to mortgage banking revenues of $1.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $0.1 million.	Decrease to mortgage banking revenues of $0.3 million.

Net Customer Related Swaps	Increase to other assets of $22.2 million.	Increase in capital markets revenue of $1.5 million.

Foreign exchange	Increase to other assets of $0.3 million.	Increase to commercial banking revenues of $0.4 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2004 and for the nine-months ended September 30, 2004:

	Balance Sheet Effect at	Income Statement Effect For The Nine
Derivative Activity	December 31, 2004	Months Ended September 30, 2004
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $19.9 million and $5.7 million, respectively, and an increase to other assets and other liabilities of $1.7 million, and $27.3 million, respectively.	Resulted in an increase of net interest income of $36.1 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $8.9 million with no net effect on stockholders’ equity and deferred taxes.	Resulted in a decrease in net interest income of $40.0 million.

Forward commitments to sell loans	Decrease to other liabilities of $0.6 million.	Increase to mortgage banking revenues of $1.0 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.7 million.

Net Customer Related Swaps	Increase to other assets of $20.8 million.	Decrease in capital markets revenue of $1.9 million.

Foreign Exchange	Decrease to other assets of $0.2 million.	Increase to commercial banking revenues of $0.2 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Net interest income resulting from interest rate exchange agreements included $32.5 million and $88.5 million of income and $35.3 million and $94.6 million of expense for the three-month and nine-month periods ended September 30, 2005 compared with $28.9 million and $76.5 million of income and $32.0 million and $80.4 million of expense for the corresponding period in the prior year.
     . Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $2.9 million and $7.0 million for the three-months and nine-months ended September 30, 2005, compared with $1.3 million and $4.0 million for the three-months and nine-months ended September 30, 2004.
(9) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$181,043	$82,542	$510,665	$316,123
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	5,068	(6,257)	12,361	4,057
Change in unrealized gains on investment securities available-for-sale, net of tax	(71,907)	102,194	(75,443)	(71,625)
Less reclassification adjustment, net of tax:
Derivative instruments	(3,037)	(3,079)	(9,011)	(9,169)
Investments available-for-sale	1,089	13,161	8,456	25,322

Comprehensive income	$116,152	$168,397	$448,138	$232,402

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $128.3 million and net accumulated losses on derivatives of $42.3 million at September 30, 2005 and net unrealized losses on securities of $44.4 million and net accumulated losses on derivatives of $63.7 million at December 31, 2004.
(10) CORE DEPOSIT INTANGIBLE ASSETS
     Core deposit intangibles, net of amortization, at September 30, 2005 was $231.7 million compared to $256.7 million at December 31, 2004. The net change between periods reflects the core deposit intangibles recorded in connection with the purchase of Waypoint Financial Corporation of $31.1 million (see Note 13) less amortization recorded for the nine-month period ended September 30, 2005 of $56.1 million.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2005	$73,821	$56,055	$17,766
2006	65,765	—	65,765
2007	57,313	—	57,313
2008	42,204	—	42,204
2009	20,399	—	20,399

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION
     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making combined with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. The result of 2004 have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers which generates assets and fee income for Sovereign and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our wholesale mortgage and home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses. Additionally in the third quarter of 2005, Sovereign’s Trust and Wealth Management business was reclassified from Shared Services Consumer to Shared Services Commercial based on a change in our internal reporting structure. Prior period results have been reclassified to conform to the current presentation.
The following tables present certain information regarding the Company’s segments (in thousands):

	Mid-Atlantic	New England	Shared	Shared
For the three-month period ended	Banking	Banking	Services	Services
September 30, 2005	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$149,312	$170,874	$75,317	$60,389	$(60,327)	$395,565
Fees and other income	34,359	41,669	44,687	35,776	14,517	171,008
Provision for loan losses	5,058	1,188	12,115	1,247	392	20,000
General and administrative expenses	95,381	106,644	34,877	29,362	10,637	276,901
Depreciation/Amortization	3,900	3,644	9,270	1,119	24,475	42,408
Income (loss) before income taxes	83,232	104,712	69,983	65,557	(84,692)	238,792
Intersegment revenues (expense) (1)	111,204	154,696	(204,821)	(86,139)	25,060	—
Total Average Assets	$6,587,485	$5,774,949	$21,744,560	$10,419,557	$17,056,303	$61,582,854

	Mid-Atlantic	New England	Shared	Shared
For the nine-month period ended	Banking	Banking	Services	Services
September 30, 2005	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$435,492	$494,114	$231,697	$169,776	$(134,461)	$1,196,618
Fees and other income	99,024	122,177	109,556	86,862	45,675	463,294
Provision for loan losses	17,206	4,784	33,260	3,584	5,166	64,000
General and administrative expenses	280,662	315,567	107,555	81,374	22,248	807,406
Depreciation/Amortization	11,219	12,471	23,965	2,693	75,217	125,565
Income (loss) before income taxes	236,753	295,940	186,465	171,679	(212,752)	678,085
Intersegment revenues (expense) (1)	322,101	432,491	(576,653)	(211,414)	33,475	—
Total Average Assets	$6,526,197	$5,627,217	$21,127,988	$9,480,716	$17,023,735	$59,785,853

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)

	Mid-Atlantic	New England	Shared	Shared
For the three-month period ended	Banking	Banking	Services	Services
September 30, 2004	Division	Division	Consumer	Commercial	Other	Total

Net interest income	$112,852	$138,556	$78,636	$42,506	$(9,600)	$362,950
Fees and other income	29,896	39,263	5,062	23,547	10,509	108,277
Provision for loan losses	5,185	1,535	9,634	4,121	4,525	25,000
General and administrative expenses	77,058	98,784	25,084	28,914	7,840	237,680
Depreciation/Amortization	3,483	3,937	6,595	655	26,775	41,445
Income (loss) before income taxes	60,505	77,499	46,143	33,018	(117,453)	99,712
Intersegment revenues (expense) (1)	90,492	117,694	(130,651)	(44,234)	(33,301)	—
Total Average Assets	$4,574,595	$5,160,573	$16,543,946	$8,102,669	$19,093,670	$53,475,453

	Mid-Atlantic	New England	Shared	Shared
For the nine-month period ended	Banking	Banking	Services	Services
September 30, 2004	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$324,993	$351,383	$203,449	$122,255	$15,725	$1,017,805
Fees and other income	88,941	108,922	40,077	68,977	34,660	341,577
Provision for loan losses	22,010	11,126	28,628	23,640	14,596	100,000
General and administrative expenses	236,748	270,477	74,630	83,963	19,592	685,410
Depreciation/Amortization	10,233	10,313	23,345	1,890	74,658	120,439
Income (loss) before income taxes	155,177	178,701	132,382	83,628	(142,685)	407,203
Intersegment revenues (expense) (1)	257,738	309,066	(347,997)	(115,836)	(102,971)	—
Total Average Assets	$4,497,277	$4,219,976	$14,452,497	$7,667,209	$18,293,432	$49,130,391

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

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
(Unaudited)
(13) PURCHASE OF WAYPOINT FINANCIAL CORPORATION (“WAYPOINT”)
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

Assets
Investments	$379.2
Loans	2,604.1
Less allowance for loan losses	(26.5)

Total loans, net	2,577.6
Cash acquired, net of cash paid	324.2
Premises and equipment, net	34.2
Bank Owned Life Insurance	97.0
Prepaid expenses and other assets	263.9
Core deposit intangible	31.1
Goodwill	598.5

Total assets	$4,305.7

Liabilities
Deposits:
Core	$1,503.7
Time	1,384.6

Total deposits	2,888.3
Borrowings and other debt obligations	668.2
Other liabilities (1)	67.6

Total liabilities	$3,624.1

(1)	Includes liabilities of $11.6 million directly associated with the transaction which were recorded as part of the purchase price. The major components of this liability consisted of $2.9 million related to branch consolidation, $4.1 million related to accruals established for contractual disputes, and $2.1 million representing amounts to be paid to Waypoint senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.
     In connection with the Waypoint acquisition, Sovereign recorded net charges against its earnings for the nine-month period ended September 30, 2005 for merger related expenses of $16.7 million pre-tax ($10.9 million net of tax).
     These merger-related expenses include the following (in thousands):

Branch and office consolidations	$2,396
System conversions	5,831
Retail banking conversion costs and other	8,511

Total	$16,738

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) PURCHASE OF WAYPOINT FINANCIAL CORPORATION (“WAYPOINT”) (continued)
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
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	First Essex	Seacoast	Waypoint
	acquisition	Acquisition	acquisition	Total
Reserve balance at December 31, 2004	$15,826	$51,222	$—	$67,048
Charge recorded in earnings at the time of acquisition	—	—	24,681	24,681
Amount provided/(reversed) in purchase accounting (Goodwill) (1)	—	(27,352)	11,609	(15,743)
Payments	(3,836)	(7,780)	(14,737)	(26,353)
Changes in estimates (2)	(1,305)	(2,441)	(7,943)	(11,689)

Reserve balance as of September 30, 2005	$10,685	$13,649	$13,610	$37,944

(1)	During the second quarter, Sovereign determined that certain accruals established for contract termination costs and severance on the Seacoast opening balance sheet were no longer required. These accruals were reversed which resulted in a decrease to the goodwill recorded in connection with the Seacoast acquisition.

(2)	In the first quarter of 2005, Sovereign updated various sublease market rate assumptions related to previous acquisition related accruals for First Essex and Seacoast which were recorded in merger-related and integration expense. Additionally, during the first quarter we determined that certain reserves established in connection with the First Essex acquisition were no longer required and reduced merger-related and integration expense. These items reduced merger related expense by $1.5 million in the first quarter of 2005.

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

During the third quarter of 2005, Sovereign reversed $2.0 million of Waypoint related accruals for items that were determined to be no longer required, which resulted in a reduction to merger-related and integration expense.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS
     As described more fully in our annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at September 30, 2005 and December 31, 2004, and the net credit losses for the nine-month period ended September 30, 2005 and the year ended December 31, 2004 (in thousands):

	September 30, 2005			December 31, 2004
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses/(Recoveries)
Securitized Assets:
Mortgage Loans	$24,299	$1,460	$7	$43,248	$1,315	$69
Home Equity Loans	187,379	20,804	5,072	243,593	28,990	10,697
Automotive Floor Plan Loans	963,948	—	—	579,000	—	(44)

Total Securitized	$1,175,626	$22,264	$5,079	$865,841	$30,305	$10,722

Loans Held in Portfolios
Mortgage Loans	$11,198,366			$8,497,495
Home Equity Loans	10,301,161			9,577,657
Automotive Floor Plan Loans	295,999			868,769

Total Held in Portfolio	$21,795,526			$18,943,921

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
Sovereign offers dealer floor plan financing to automotive dealerships. In 2000, Sovereign securitized approximately $600 million of dealer floor plan receivables under a revolving securitization structure, which matures in October of 2005.
In September 2005, Sovereign entered into a new twelve-month revolving securitization structure with its existing qualified special purpose trust that allows Sovereign to securitize up to $1.2 billion of receivables. Sovereign retained servicing responsibilities for the loans in the trust and maintained other retained interests in the securitized loans. These retained interests included an interest-only strip, a cash reserve account and a subordinated note. The Company estimated the fair value of these retained interests by determining the present value of the expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses and discount rates. The investors and the trusts have no recourse to the Company’s assets, other than the retained interests, if the off-balance sheet loans are not paid when due. Sovereign receives annual contractual servicing fees of 1% for servicing the securitized loans. However, no servicing asset or liability was recorded for these rights since the contractual servicing fee approximates its market value.
During the third quarter Sovereign securitized $832.5 million of receivables under the new revolving securitization structure and recorded a $3.9 million gain, which was included in commercial banking revenues. The gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. The transaction costs involved in this securitization are being amortized over the twelve-month revolving period in accordance with SFAS No. 140.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
At September 30, 2005 and December 31, 2004, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

			2000	2005
		Home	Auto	Auto
	Mortgage	Equity	Floor Plan	Floor Plan
	Loans	Loans	Loans(1)	Loans	Total
Components of Retained Interest and Servicing Rights:
Subordinated interest retained	$29,406	$—	$21,000	$40,767	$91,173
Servicing rights	1,411	1,135	—	—	2,546
Interest only strips	—	10,802	131	2,204	13,137
Cash reserve	—	—	8,026	4,077	12,103

Total Retained Interests and Servicing Rights	$30,817	$11,937	$29,157	$47,048	$118,959

Weighted-average life (in yrs)	1.12	1.72		0.34
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%		45%
As of December 31, 2004	40%	27%		N/A
As of September 30, 2005	40%	24%		45%
Impact on fair value of 10% adverse change	$(36)	$(147)		$(90)
Impact on fair value of 20% adverse change	$(67)	$(290)		$(195)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%		0.25%
As of December 31, 2004	0.12%	1.59%		N/A
As of September 30, 2005	0.12%	1.63%		0.25%
Impact on fair value of 10% adverse change	$(15)	$(477)		$(36)
Impact on fair value of 20% adverse change	$(30)	$(928)		$(72)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%		8%
As of December 31, 2004	9%	12%		N/A
As of September 30, 2005	9%	12%		8%
Impact on fair value of 10% adverse change	$(23)	$(235)		$(65)
Impact on fair value of 20% adverse change	$(45)	$(465)		$(130)

(1)	The dealer floor plan securitization that was entered into by Sovereign in 2000 was paid off in October 2005 and as such the sensitivity analysis at September 30, 2005 was not disclosed since it is not meaningful.
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
(15) LEASE AND CONTRACT TERMINATION CHARGES
     In the first quarter of 2005, Sovereign recorded a contract termination charge of $2.3 million on a loan servicing agreement for certain consumer loans that were serviced by a third party. Sovereign will service these consumer loans in the future as we believe we have the necessary infrastructure to service these customers more efficiently and effectively. In the third quarter of 2005, Sovereign negotiated a reduced termination penalty which resulted in a $1.2 million reversal to restructuring expense.
     Sovereign also recorded a charge of $2.9 million in the first quarter of 2005 related to certain leased real estate that was vacated and is no longer being used by the Company. This charge was determined based on the present values of the portion of the remaining lease obligations that were associated with the vacated space, net of the estimated fair value of subleasing the property.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(16) SUBSEQUENT EVENT
     On October 24, 2005, Sovereign and Banco Santander Central Hispano, S.A. (“Santander”) announced that they had entered into an Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”), which sets forth the terms and conditions pursuant to which, among other things, (i) Santander will purchase from Sovereign 19.8% of Sovereign’s common stock for $2.4 billion in cash, (ii) Santander can increase its ownership up to 24.9% after the initial closing subject to certain standstill restrictions, and (iii) Santander can, after two years, under certain circumstances, acquire 100% of Sovereign in a negotiated transaction. We expect this agreement to close in the third quarter of 2006. The proceeds of the investment will be used to acquire the common stock of Independence Community Bank Corp. (“Independence”) as discussed below. Additionally, Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist Sovereign with the funding of its acquisition of Independence.
     Santander is the ninth largest bank in the world by market capitalization. It has over 10,000 offices and a presence in over 40 countries. It is the largest financial group in Spain and Latin America, and has a significant presence elsewhere in Europe, including the United Kingdom through its Abbey subsidiary and Portugal, where it is the third largest banking group. It also operates a leading consumer finance franchise in Germany, Italy, Spain and nine other European countries.
     On October 24, 2005, Sovereign and Independence announced that they had entered into an Agreement and Plan of Merger, dated as of October 24, 2005 (the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Independence will be merged with and into Sovereign (the “Merger”). Under the terms of the Merger Agreement, shareholders of Independence will be entitled to receive $42.00 in cash, in exchange for each share of Independence common stock.
     Independence has approximately $18.5 billion in assets, $12.2 billion in net loans, $3.5 billion in investments, $10.5 billion in deposits, $5.4 billion of borrowings and other debt obligations and $2.3 billion of stockholders’ equity. Independence is headquarted in Brooklyn, New York, with 123 branches located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Management expects that this acquisition will fortify our presence as a leading banking company in the Northeast by connecting our Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. Sovereign expects to complete the merger in the third quarter of 2006; however, completion of the merger is subject to a number of customary conditions, including but not limited to, the approval of the Merger Agreement by Independence shareholders and the receipt of required regulatory approvals.
     A more detailed summary description of the Investment Agreement and the Merger Agreement is set forth in Sovereign’s Current Report on Form 8-K filed with the SEC on October 27, 2005, which Form 8-K includes the full text of both the Investment Agreement and the Merger Agreement as Exhibits 10.1 and 10.2, respectively.
     On November 7, 2005, the Company learned of a purported class action lawsuit (the “Lawsuit”) filed by three alleged shareholders of Independence Community Bank Corp. (“Independence”) against Independence and the members of its board of directors. The Lawsuit alleges Independence’s directors breached their fiduciary duty by agreeing to the proposed sale of Independence to the Company. The Lawsuit also names the Company as a defendant, claiming that the Company aided and abetted the alleged breaches of fiduciary duty by Independence’s directors. Although the Company has not been served with a complaint relating to the Lawsuit, the Company believes the allegations made in the Lawsuit are without merit and the Company intends to seek dismissal.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
EXECUTIVE SUMMARY
     Sovereign is a $63 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.
     We are one of the 20 largest banking institutions in the United States as measured by total assets. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included return on assets and loan yields being lower than certain of our peers, and being unable to repurchase any substantial amounts of stock from 1999 through 2004 due to lower than average capital ratios in those time periods. Additionally, we do not possess desired market share in some of our geographic micro-markets.
     Management has implemented strategies to address these weaknesses. With respect to our capital position which has prevented us from buying back any significant amount of stock for the past several years, we have strengthened our ratios significantly over the last several years through the generation of earnings. During the third quarter of 2004, Sovereign redeemed $500 million of Senior Notes which had a coupon of 10.50% ($400 million of these fixed rate notes had been swapped to convert the obligations to floating rate obligations and as a result the effective yield on the $500 million was approximately 8.18%). This obligation was the last remaining high cost debt issued by Sovereign in connection with the Fleet/Bank Boston branch acquisition. Sovereign redeemed this obligation with cash on hand and by issuing $300 million of new Senior Notes that bear interest at three-month Libor plus 33 basis points. This lower financing rate reflects, in part, the improved credit ratings our holding company has recently obtained. As a result of these strategies, as well as Sovereign’s consistent ability to generate equity through earnings and a reduction in Sovereign’s investment portfolio as a percentage of total assets, Sovereign’s capital ratios met all of the quantative thresholds necessary to be classified as well capitalized under regulatory guidelines. Additionally, because Sovereign was able to internally generate equity through earnings in 2005 and prior years which resulted in increased capital availability, Sovereign repurchased twenty million shares of common stock through September 30, 2005 under previously announced stock repurchase programs. Additionally, we have been able to increase our cash dividend payout ratios. Management continues to evaluate the optimum allocation of capital.
     With regards to our return on assets and loan yields being lower than our peers, in the first quarter of 2005, we realigned our reporting structure with our strategy of combining the best of a large bank with the best of a small community bank. We divided our footprint into smaller community banking groups in both our large markets – New England and Mid-Atlantic. Within each market, we have created five local markets, each with a Market CEO responsible for servicing the needs of their market while meeting profitability and revenue goals focused on achieving 1) higher growth in loans, deposits, and fees through local decision making and higher quality service, 2) improving margins and returns on assets, 3) increasing fee income, 4) increasing the number of services being sold to or used by a customer and 5) expanding Sovereign’s presence in the marketplace.
     To strengthen our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and on January 21, 2005, we completed the acquisition of Waypoint Financial Corp. (“Waypoint”). On October 24, 2005, Sovereign entered into a definitive agreement to purchase Independence Community Bank Corp. (“Independence”) an $18.5 billion financial institution that we expect will fortify our presence in the Northeast and strengthen our franchise value. The majority of the proceeds to finance this acquisition will be received from an equity investment that Banco Santander Central Hispano, S. A. (“Santander”) will make in Sovereign common stock. See Note 16 for further details. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.
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
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents approximately seventy to seventy five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a neutral interest rate risk position. The impact of the flattening of the yield curve that has been experienced in 2005 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. We would expect to benefit from any substantial sustained increase in long-term interest rates if continued growth in low cost core deposits occurs. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
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
RESULTS OF OPERATIONS
General
     Net income was $181.0 million, or $0.48 per diluted share, and $510.7 million, or $1.33 per diluted share, for the three-month and nine-month periods ended September 30, 2005 as compared to $82.5 million, or $0.24 per diluted share, and $316.1 million, or $0.97 per diluted share, for the three-month and nine-month periods ended September 30, 2004.
     Sovereign closed the Waypoint acquisition during the first quarter of 2005, incurring net pretax merger related charges of $24.7 million for the three-month period ended March 31, 2005 ($16.0 million net of tax, or $0.04 per diluted share). During the second and third quarters of 2005, Sovereign reversed pretax charges of $5.9 million and $2.0 million, respectively related to conversion costs and other items that were lower than initially estimated for previous acquisitions. See Note 13 for further details on the components of these merger related charges.
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
     In the third quarter of 2004, Sovereign recorded a pretax loss of $65.5 million ($42.6 million net of tax or $0.12 per diluted share) to redeem certain high cost debt obligations that had been issued in connection with the Fleet/Bank Boston branch acquisition. We felt it was prudent to redeem these financing transactions, even in light of the significant charge we incurred, since the absence of this obligation improved net interest margin and net income in subsequent periods.
     Sovereign also recorded pretax merger related and integration charges of $27.9 million ($18.2 million net of tax or $0.05 per diluted share) in connection with the Seacoast acquisition during the third quarter of 2004.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 AND 2004
(in thousands)

	2005			2004
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,093,200	$461,037	5.08%	$14,645,912	538,827	4.90%
LOANS:
Commercial loans	15,698,330	696,827	5.93%	12,171,171	433,788	4.69%
Consumer:
Residential mortgages	10,160,711	403,313	5.29%	5,549,520	221,298	5.32%
Home equity loans and lines of credit	10,151,595	402,393	5.30%	7,352,876	267,437	4.86%

Total consumer loans secured by real estate	20,312,306	805,706	5.29%	12,902,396	488,735	5.05%

Auto loans	4,322,967	164,936	5.10%	3,765,366	149,463	5.30%
Other	550,965	31,073	7.54%	451,538	24,822	7.32%

Total consumer	25,186,238	1,001,715	5.31%	17,119,300	663,020	5.16%

Total loans	40,884,568	1,698,542	5.55%	29,290,471	1,096,808	4.97%
Allowance for loan losses	(439,881)	—	—	(364,857)	—	—

NET LOANS	40,444,687	1,698,542	5.61%	28,925,614	1,096,808	5.03%

TOTAL EARNING ASSETS	52,537,887	2,159,579	5.49%	43,571,526	1,635,635	4.99%
Other assets	7,247,966	—	—	5,558,865	—	—

TOTAL ASSETS	$59,785,853	$2,159,579	4.82%	$49,130,391	1,635,635	4.43%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$21,474,388	$226,063	1.41%	$18,178,671	$111,393	0.82%
Time deposits	9,313,316	197,078	2.83%	6,390,430	99,921	2.09%

TOTAL DEPOSITS	30,787,704	423,141	1.84%	24,569,101	211,314	1.15%

BORROWED FUNDS:
FHLB advances	11,761,895	351,972	4.00%	8,701,974	245,027	3.72%
Fed funds and repurchase agreements	1,382,706	31,918	3.08%	2,833,640	31,153	1.46%
Other borrowings	4,190,575	115,674	3.69%	3,785,105	94,657	3.31%

TOTAL BORROWED FUNDS	17,335,176	499,564	3.85%	15,320,719	370,837	3.20%

TOTAL FUNDING LIABILITIES	48,122,880	922,705	2.56%	39,889,820	582,151	1.95%
Demand deposit accounts (1)	5,278,467	—	—	4,562,465	—	—

Other liabilities	723,684	—	—	681,635	—	—

TOTAL LIABILITIES	54,125,031	922,705	2.28%	45,133,920	582,151	1.71%
STOCKHOLDERS’ EQUITY	5,660,822	—	—	3,996,471	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,785,853	922,705	2.06%	$49,130,391	582,151	1.65%

NET INTEREST INCOME		$1,236,874			$1,053,484

NET INTEREST SPREAD (2)			2.93%			3.04%

NET INTEREST MARGIN (3)			3.14%			3.23%

(1)	In the third quarter of 2005, Sovereign reclassified its non-interest earning deposits to be shown as a separate component of other liabilities to be consistent with industry practice. This change had no impact to Sovereign’s historically reported net interest margin.

(2)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(3)	Represents annualized, taxable equivalent net interest income divided by average interest- earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     Net interest income for the three-month and nine-month periods ended September 30, 2005 was $395.6 million and $1.2 billion compared to $363.0 million and $1.0 billion for the same periods in 2004. The increase in net interest income for the three-month and nine-month periods ended September 30, 2005, compared to the corresponding periods in the prior year, resulted from growth in earning assets which more than offset the decline in yield.
     Net interest margin was 3.04% and 3.14% for the three-month and nine-month periods ended September 30, 2005 compared to 3.17% and 3.23% for the same periods in 2004. Net interest margin has contracted from the comparable 2004 levels due to unfavorable mix changes in our deposit costs and the flattening yield curve which has typically led to replacement yields on new asset production being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest earning assets. Additionally, Sovereign has recently seen loan growth outpacing core deposit growth resulting in Sovereign placing additional reliance on borrowing obligations to fund asset growth.
     Interest on investment securities and interest earning deposits was $140.5 million and $425.6 million for the three-month and nine-month periods ended September 30, 2005 compared to $172.8 million and $508.7 million for the same periods in 2004. The average balance of investment securities was $12.1 billion with an average tax equivalent yield of 5.08% for the nine-month period ended September 30, 2005 compared to an average balance of $14.6 billion with an average yield of 4.90% for the same period in 2004. The increase in yield is primarily due to a rise in market interest rates and to a lesser extent a $2.0 billion reduction of lower yielding investment securities executed in the fourth quarter of 2004.
     Interest on loans was $608 million and $1.7 billion for the three-month and nine-month periods ended September 30, 2005 compared to $412.7 million and $1.1 billion for the same periods in 2004. The average balance of loans was $40.9 billion with an average yield of 5.55% for the nine-month period ended September 30, 2005 compared to an average balance of $29.3 billion with an average yield of 4.97% for the same period in 2004. Average balances of commercial and consumer loans in 2005 increased $3.5 billion and $8.1 billion, respectively, as compared to 2004 primarily due to loan originations, loan purchases and loans acquired from First Essex, Seacoast and Waypoint. Average residential mortgages increased $4.6 billion due to loan purchases, increased origination activity and loans acquired from First Essex, Seacoast and Waypoint acquisitions. Average home equity loans and lines of credit increased $2.8 billion due to loan purchases, increased origination activity and loans acquired from the First Essex, Seacoast and Waypoint acquisitions. Commercial loan yields have increased 124 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Approximately 30% of our home equity loans and lines are variable rate assets which has led to a 44 basis point increase in yields due to the rise in market interest. However, longer-term rates have stayed flat which has negatively impacted our residential mortgage loan yields.
     Interest on deposits and related customer accounts was $169.1 million and $423.1 million for the three-month and nine-month periods ended September 30, 2005 compared to $83.2 million and $211.3 million for the same periods in 2004. The average balance of deposits was $30.8 billion with an average cost of 1.84% for the nine-month period ended September 30, 2005 compared to an average balance of $24.6 billion with an average cost of 1.15% for the same period in 2004. The increase in the balance of deposits is due to the First Essex, Seacoast and Waypoint acquisitions and organic growth. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year (which were partially passed on to our customers) as well as changes in the mix of deposits.
     Interest on borrowed funds was $183.8 million and $499.6 million for the three-month and nine-month periods ended September 30, 2005 compared to $139.4 million and $370.8 million for the same periods in 2004. The average balance of borrowings was $17.3 billion with an average cost of 3.85% for the nine-month period ended September 30, 2005 compared to an average balance of $15.3 billion with an average cost of 3.20% for the same period in 2004. The increase in the cost of funds is primarily due to increases in market interest rates partially offset by prepayments of high cost debt obligations that had been issued in connection with the Fleet/Bank Boston branch acquisition.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Provision for Loan Losses
     The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and nine-month periods ended September 30, 2005 was $20 million and $64 million compared to $25 million and $100 million for the same periods in 2004. The provision for the nine-months ended September 30, 2004 included a charge of $6.0 million to conform the acquired First Essex allowance for loan losses to Sovereign’s reserve policy. The provision for loan losses for the three-months and nine-months ended September 30, 2005 includes a lower level of provision versus 2004 due to improvements in credit quality in the loan portfolio that have primarily resulted from improved risk management practices as well as the current economic environment. These factors have resulted in improved charge-off statistics. Net loan charge-offs for the three-months and nine-months ended September 30, 2005 were $19.5 million and $58.5 million compared to $20.5 million and $85.4 million for the comparable periods in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.18% and 0.20% for the three-months and nine-months ended September 30, 2005 compared to 0.25% and 0.39% for the comparable periods in the prior year. Non-performing assets were $181.1 million or 0.42% of total loans at September 30, 2005, compared to $160.1 million or 0.44% of total loans at December 31, 2004 and $168.9 million or 0.48% of total loans at September 30, 2004. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for possible loan losses for the periods indicated (in thousands):

	Nine-month Period Ended
	September 30,
	2005	2004
Allowance, beginning of period	$408,716	$327,894
Charge-offs:

Commercial	32,822	62,618
Consumer secured by real estate	14,777	9,329
Consumer not secured by real estate	51,361	44,222

Total Charge-offs	98,960	116,169

Recoveries:
Commercial	10,429	8,915
Consumer secured by real estate	5,287	4,218
Consumer not secured by real estate	24,780	17,649

Total Recoveries	40,496	30,782

Charge-offs, net of recoveries	58,464	85,387
Provision for loan losses	64,000	100,000
Allowance released in connection with dealer floor plan securitization	(6,202)	—
Acquired allowance for loan losses from business acquisitions	28,778	64,105

Allowance, end of period	$436,828	$406,612

Non-Interest Income
     Total non-interest income was $172.7 million and $476.3 million for the three-month and nine-month periods ended September 30, 2005 compared to $128.5 million and $380.5 million for the same periods in 2004. Excluding securities gains, total fees and other income for the three-month and nine-month periods ended September 30, 2005 were $171.0 million and $463.3 million as compared to $108.3 million and $341.6 million for the same periods in 2004. The reasons for these increases are discussed below.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Consumer banking fees were $75.0 million and $214.6 million for the three-month and nine-month periods ended September 30, 2005 as compared to $62.7 million and $174.8 million for the same periods in 2004, representing an increase of 19.5% and 22.8%. The increase year over year was due primarily to growth in deposit fees to $162.1 million for the nine-month period ended September 30, 2005 compared to deposit fees of $144.6 million for the corresponding period in the prior year. Average core deposit balances have grown $3.3 billion or 18% since September 30, 2004 due primarily to the First Essex, Seacoast and Waypoint acquisitions, specific product initiatives, municipal deposit growth and promotions which resulted in an increase in the number of core deposit accounts and balances.
     Commercial banking fees were $42.7 million and $111.3 million for the three-month and nine-month periods ended September 30, 2005 as compared to $31.8 million and $91.0 million for the same periods in 2004, representing an increase of 34.6% and 22.3% over the prior periods. This was primarily due to higher loan fees resulting from growth in the commercial loan portfolio (resulting from the First Essex, Seacoast and Waypoint acquisitions as well as organic growth), and increased cash management fee income. The three-month period ended September 30, 2005 also includes a net gain of $3.9 million on our dealer floor plan revolving securitization. See Note 14 for additional details on this securitization.
     Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2005	2004	2005	2004
Recoveries/(Impairments) to mortgage servicing rights	$6,837	$(9,401)	$2,026	$(3,527)
Mortgage servicing fees	5,418	4,877	15,762	14,365
Amortization of mortgage servicing rights	(5,279)	(3,534)	(13,048)	(14,513)
Net gains/(losses) under SFAS 133	717	(112)	1,684	(1,909)
Sales of mortgage loans, mortgage backed securities and home equity loans	21,274	4,090	56,022	23,367

Total mortgage banking revenues	$28,967	$(4,080)	$62,446	$17,783

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage loans, home equity loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     Mortgage banking revenue is contingent upon loan growth and market conditions. Due to strong loan originations, increased loan purchases and favorable market conditions, Sovereign has experienced a higher level of gains from the sale of loans compared to the prior year. Additionally, in September 2005, Sovereign sold $503 million of home equity loans and recorded a net gain of $13.1 million. Sovereign also recorded a $6.8 million mortgage servicing rights impairment reversal for the three-months ended September 30, 2005 primarily because of slower prepayment speed assumptions as compared to June 30, 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2005	December 31, 2004	September 30, 2004	December 31, 2003
CPR speed	15.80%	16.53%	17.30%	19.51%
Escrow credit spread	4.01%	3.92%	3.75%	4.00%
     At September 30, 2005, Sovereign serviced approximately $7.2 billion of mortgage loans for others and our net mortgage servicing asset was $87.5 million, compared to $6.3 billion of loans serviced for others and a net mortgage servicing asset of $74.0 million, at December 31, 2004. Our valuation allowance on our mortgage servicing asset at September 30, 2005 is $3.9 million.
     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities held to maturity or available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking revenues in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.
     Bank owned life insurance income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in Bank Owned Life Insurance income is due to certain death benefits received by Sovereign for the three-month and nine-month periods ended September 30, 2005.
     Miscellaneous income was $6.9 million and $25.3 million for the three-month and nine-month periods ended September 30, 2005 compared with $3.2 million and $15.4 million for the corresponding periods in the prior year. The results for the nine-month period ended September 30, 2005 included $3.9 million of premium income recognized on written call options related to mortgage-backed securities. Also included in the results for the nine-month period ended September 30, 2005 was a $1.9 million gain on the sale of a marketing trademark to a third party.
     The net gains on sales of investment securities were $1.7 million and $13.0 million for the three-month and nine-month periods ended September 30, 2005 compared to $20.2 million and $40.5 million for the same periods in 2004. The current interest rate environment has resulted in lower levels of security gains in 2005 as compared to 2004.
General and Administrative Expenses
     General and administrative expenses for the three-month and nine-month periods ended September 30, 2005 were $276.9 million and $807.4 million compared to $237.7 million and $685.4 million for the same periods in 2004. General and administrative expenses increased in 2005 primarily due to the First Essex, Seacoast and Waypoint acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members.
Other Expenses
     Other expenses consist primarily of amortization of core deposit intangibles, minority interest expense, merger related and integration charges and equity method investment expense. Other expenses were $32.6 million and $123.4 million for the three-month and nine-month periods ended September 30, 2005, compared to $129.1 million and $205.7 million for the same periods in 2004. The reasons for the variances are discussed below.
     Expense associated with amortization of core deposit intangibles increased by $6.0 million during the three-month period and increased $1.1 million during the nine-month period ending September 30, 2005, compared to the corresponding period in the prior year. The increase from 2004 was related to the amortization associated with the First Essex, Seacoast and Waypoint acquisitions. Net merger-related and integration charges of $16.7 million related to the Waypoint acquisition were recorded in the nine-month period ended September 30, 2005. The three-month period ended September 30, 2005 included a $2.0 million reversal of merger-related and integration charges as a result of actual merger and integration costs being lower than the amount initially estimated at the time of the Waypoint acquisition. Total merger-related and integration costs for the nine months ended September 30, 2005 of $12.7 million consisted of the $16.7 million recorded for the Waypoint acquisition net of $4.0 million of reversals associated with previous acquisitions whose actual costs were lower than initially estimated. Merger-related and integration charges of $23.6 million related to the First Essex acquisition were recorded in the nine-month period ended September 30, 2004 and charges of $27.9 million were recorded in the three-month period ended September 30, 2004 in connection with the Seacoast acquisition. See Note 13 for additional details.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign has an investment in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $36.5 million at September 30, 2005. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $7.7 million and $21.9 million for the three-month and nine-month period ended September 30, 2005 and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never phased out. However, recent dramatic market shifts in oil prices have raised the possibility of a phase out in future periods, although Sovereign has concluded that it is not likely at this time. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
     Also impacting other expenses were the lease and contract termination charges of $5.2 million recorded in the three-month period ended March 31, 2005 and a $1.2 million accrual reversal in the third quarter of 2005 related to the previously mentioned reduced contract termination penalty negotiated this past quarter.
Income Tax Provision
     The income tax provision was $57.7 million and $167.4 million for the three-month and nine-month periods ended September 30, 2005, compared to $17.2 million and $91.1 million for the same periods in 2004. The effective tax rate for the three-month and nine-month periods ended September 30, 2005 was 24.2% and 24.7% compared to 17.2% and 22.4% for the same periods in 2004. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The effective tax rate in 2005 is higher than the prior year rate due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2005 compared to 2004. The effective tax rate in the third quarter of 2004 was favorably impacted by the previously mentioned debt extinguishment and Seacoast merger and integration charges.
     Sovereign is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
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
Line of Business Results
     Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. The results of 2004 have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our wholesale home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and restructuring charges and certain unallocated corporate income and expenses.

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
     The Mid-Atlantic Banking Division’s net interest income increased $36.5 million and $110.5 million to $149.3 million and $435.5 million for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $6.3 billion with an average yield of 5.88% for the nine-months ended September 30, 2005 compared to an average balance of $4.2 billion with an average yield of 4.90% for the corresponding period in the preceding year. The average balance of deposits was $14.9 billion at a cost of 1.49% for the nine-months ended September 30, 2005, compared to $12.8 billion at a cost of 0.98% for the same periods a year ago. The reason for the increase in the loan and deposit average balances is due primarily to the Waypoint acquisition and the increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $4.5 million and $10.1 million was due to loan and deposit fees that grew due to the increased balances of these items. The provision for loan losses decreased $0.1 million for the three-months ended September 30, 2005, and declined $4.8 million for the nine-months ended September 30, 2005 due to improvements in the credit quality of our loan portfolio, improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $77.1 million and $236.7 million for the three-months and nine-months ended September 30, 2004, to $95.4 million and $280.7 million for the corresponding periods in 2005. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Waypoint acquisition.
     The New England Banking Division’s net interest income increased $32.3 million and $142.7 million to $170.9 million and $494.1 million for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to earning asset growth. The average balance of loans was $5.4 billion with an average yield of 5.84% for the nine-months ended September 30, 2005 compared to an average balance of $4.1 billion with an average yield of 4.88% for the corresponding period in the preceding year. The average balance of deposits was $17.6 billion at a cost of 1.32% for the nine-months ended September 30, 2005, compared to $15.3 billion at a cost of 0.94% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due to the Seacoast acquisition and to a lesser extent the First Essex acquisition as well as organic growth. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $2.4 million and $13.3 million was due primarily from fees generated from higher loan and deposit balances. The provision for loan losses declined $0.3 million and $6.3 million to $5.1 million and $17.2 million for the three-month and nine-month periods ended September 30, 2005 due to improvements in the credit quality of our loan portfolio due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) increased from $98.8 million and $270.5 million for the three-months and nine-months ended September 30, 2004, to $106.6 million and $315.6 million for the three-months and nine-months ended September 30, 2005. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast and First Essex acquisitions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The Shared Services Consumer segment net interest income decreased $3.3 million and increased $28.2 million to $75.3 million and $231.7 million for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income for the nine-month period ended September 30, 2005 was principally due to loan growth. The reason for the decline in net interest income for the three-month period ended September 30, 2005 was due to increased funds transfer pricing allocations which reflects the flattening yields experienced on our consumer loans secured by residential real estate. The average balance and yield earned on loans by this segment for the three-month and nine-month periods ended September 30, 2005 was $21.2 billion and $20.6 billion and 5.27% and 5.24%, respectively, compared with $16.1 billion and $14.0 billion and 5.20% and 5.27% for the corresponding periods in the prior year. The increase in loan balances was driven by strong residential loan originations and increased purchases of wholesale home equity loans. The increase in fees and other income of $39.6 million and $69.5 million was due to increased mortgage banking revenues from increased loan sale activity and higher loan fees which grew due to the increased loan balances. The provision for loan losses increased $2.5 million and $4.6 million to $12.1 million and $33.3 million at September 30, 2005 due to loan growth. General and administrative expenses (including allocated corporate and direct support costs) increased from $25.1 million and $74.6 million for the three-months and nine-months ended September 30, 2004, to $34.9 million and $107.6 million for the three-months and nine-months ended September 30, 2005. The increase in general and administrative expenses is principally to Sovereign’s continued investment in people and processes to support its expanding franchise, including the effect of the Seacoast, First Essex and Waypoint acquisitions.
     The Shared Services Commercial segment net interest income increased $17.9 million and $47.5 million to $60.4 million and $169.8 million for the three-month and nine-month periods ended September 30, 2005 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to loan growth. The average balance and yield earned on loans by this segment for the nine-months ended September 30, 2005 was $8.6 billion and 5.88%, respectively, compared with $6.8 billion and 4.59% for the corresponding period in the prior year. The increase in fees and other income of $12.2 million and $17.9 million was due to the increased level of loans and also included the previously mentioned gain on the dealer floor plan securitization of $3.9 million recorded in the third quarter of 2005. The provision for loan losses decreased $2.9 million and $20.1 million to $1.2 million and $3.6 million for the three-months and nine-months ended September 30, 2005 due to improved risk management practices and improving economic conditions. General and administrative expenses (including allocated corporate and direct support costs) were $29.4 million and $81.4 million for the three-months and nine-months ended September 30, 2005 compared with $28.9 million and $84.0 million for the corresponding periods in the prior year.
     The net loss before income taxes for Other decreased $32.8 million and increased $70.1 million to $84.7 million and $212.8 million for the three-months and nine-months ended September 30, 2005 compared to the corresponding periods in the preceding year. Net interest income decreased $50.7 million and $150.2 million to a net expense of $60.3 million and $134.5 million for the three-months and nine-months ended September 30, 2005 compared to the corresponding periods in the preceding year due primarily to a $2.0 billion increase in average borrowings and a $2.6 billion decline in average investments. Average borrowings for the nine-month period ended September 30, 2005 and 2004 was $17.3 billion and $15.3 billion, respectively, with an average cost of 3.85% and 3.20%. The increase in cost is due to the rise in market interest rates between periods.
     The Other segment includes net gains on securities of $1.7 million and $13.0 million for the three-month and nine-month periods ending September 30, 2005, as compared to $20.2 million and $39.0 million recorded in 2004. The 2005 and 2004 results include merger and integration charges of $27.9 million and $51.5 million, respectively. The 2005 results also include the previously mentioned call option premium gains of $3.9 million, a gain of $1.9 million on a sale of a marketing trademark to a third party and the lease and contract termination charge of $4.0 million. The three-month and nine-month periods ended September 30, 2004 included losses on debt extinguishments of $65.5 million and $63.3 million, respectively.
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
Loan Portfolio
     At September 30, 2005, commercial loans totaled $16.2 billion representing 38% of Sovereign’s loan portfolio, compared to $13.9 billion or 38% of the loan portfolio at December 31, 2004 and $13.4 billion or 38% of the loan portfolio at September 30, 2004. At September 30, 2005 and December 31, 2004, only 8% and 7% respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2004 has primarily been driven by the Waypoint acquisition and organic loan growth. See Note 13 for the related loan balances Sovereign acquired from Waypoint. The commercial loan balances at September 30, 2005 were impacted by the securitization of the $832.5 million of dealer floor plan loans. See Note 14 for additional details.
     The consumer loan portfolio secured by real estate (includes home equity loans and lines of credit of $10.3 billion and residential loans of $11.2 billion) totaled $21.5 billion at September 30, 2005, representing 50% of Sovereign’s loan portfolio, compared to $18.3 billion, or 49%, of the loan portfolio at December 31, 2004 and $16.9 billion or 48% of the loan portfolio at September 30, 2004. The increase is primarily related to loan purchases and loans acquired in connection with business acquisitions. The consumer loan portfolio secured by real estate at September 30, 2005 was impacted by the sale of $503 million of home equity lines of credit loans that occurred on September 30, 2005.
     The consumer loan portfolio not secured by real estate (representing automobile loans of $4.5 billion, and other consumer loans of $505 million) totaled $5.0 billion at September 30, 2005, representing 12% of Sovereign’s loan portfolio, compared to $4.7 billion, or 13%, of the loan portfolio at December 31, 2004 and $4.7 billion or 13% of the loan portfolio at September 30, 2004. The increase is primarily related to increased auto loan originations that has been driven by attractive manufacturer pricing on newer models in 2005 compared to 2004.
Non-Performing Assets
     At September 30, 2005, Sovereign’s non-performing assets increased by $21 million to $181.1 million compared to $160.1 million at December 31, 2004. This increase is due to loan growth, since non-performing assets as a percentage of total loans, real estate owned and repossessed assets improved to 0.42% at September 30, 2005 from 0.44% at December 31, 2004. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2005	2004
Non-accrual loans:
Consumer:
Residential mortgages	$33,427	$33,656
Home equity loans and lines of credit	37,051	26,801
Auto loans and other consumer loans	3,335	1,220

Total consumer loans	73,813	61,677
Commercial	62,340	54,042
Commercial real estate	32,963	26,757

Total non-accrual loans	169,116	142,476
Restructured loans	822	1,097

Total non-performing loans	169,938	143,573
Other real estate owned	6,107	12,276
Other repossessed assets	5,083	4,247

Total non-performing assets	$181,128	$160,096

Past due 90 days or more as to interest or principal and accruing interest	$39,278	$38,914
Non-performing assets as a percentage of total assets	0.29%	0.29%
Non-performing loans as a percentage of total loans	0.40%	0.39%
Non-performing assets as a percentage of total loans and real estate owned	0.42%	0.44%
Allowance for loan losses as a percentage of total non-performing assets	241.2%	255.3%
Allowance for loan losses as a percentage of total non-performing loans	257.1%	284.7%
     Loans ninety (90) days or more past due and still accruing interest increased nominally by $0.4 million from December 31, 2004 to September 30, 2005, attributable to increases of $2.4 million in the home equity loans and lines of credit portfolio, and $0.8 million in the auto loans and other consumer loans portfolios, partially offset by a decrease of $2.8 million in the residential portfolio.
     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $87.3 million and $39.1 million at September 30, 2005 and December 31, 2004, respectively. As a percentage of total loans, potential problem loans were .20% and .11% at September 30, 2005 and December 31, 2004, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Loan Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	September 30, 2005		December 31, 2004
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$236,563	38%	$209,587	38%
Consumer loans secured by real estate	128,421	50	119,318	49
Consumer loans not secured by real estate	51,442	12	52,160	13
Unallocated allowance	20,402	n/a	27,651	n/a

Total allowance for loan losses	$436,828	100%	$408,716	100%

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
     The class allowance element of the allocated allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated as required and are based primarily on actual historical loss experience, delinquency trends, changes in underwriting standards, portfolio growth, industry conditions, and the current economic environment. The Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification. As a result of continued favorable historical loss experience, certain class allowance factors were adjusted during the third quarter to reflect historical and projected loss rates resulting in a reduction of required allowance for loan losses.
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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $209.6 million at December 31, 2004 to $236.6 million at September 30, 2005. This is a result of loan growth, increases in criticized and classified assets and allowances acquired from the Waypoint acquisition.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased from $119.3 million at December 31, 2004, to $128.4 million at September 30, 2005 due to increases in loan balances, classified loans rated substandard and allowances acquired from the Waypoint acquisition.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio remained relatively consistent, decreasing from $52.2 million at December 31, 2004 to $51.4 million at September 30, 2005, due to portfolio mix changes to assets with a lower credit risk profile.
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $20.4 million at September 30, 2005 from $27.7 million at December 31, 2004 due to improvements in the credit quality of our loan portfolio. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the total investment portfolio at September 30, 2005 was 4.48 years.
     Total investment securities available-for-sale were $8.2 billion at September 30, 2005 and $7.6 billion at December 31, 2004. Investment securities held-to-maturity was $4.5 billion at September 30, 2005 compared to $3.9 billion at December 31, 2004. For additional information with respect to Sovereign’s investment securities, see Notes 3 and 4 in the Notes to Consolidated Financial Statements.
Goodwill and Core Deposit Intangible Assets
     Goodwill increased by $589 million since December 31, 2004 due primarily to the Waypoint acquisition and core deposit intangibles decreased by $25 million since December 31, 2004 due to year-to-date amortization expense of $56.1 million, offset by a core deposit intangible asset of $31.1 million recorded in connection with the Waypoint acquisition. See Note 10 for the anticipated amortization expense for each of the five succeeding calendar years ending December 31st. There were no indicators of impairment or impairment charges recorded in 2004 and through September 30, 2005.
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2005 were $37.3 billion which includes deposit balances of $2.9 billion acquired from the Waypoint acquisition, compared to $32.6 billion at December 31, 2004.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
institutions. Total borrowings at September 30, 2005 and December 31, 2004 were $18.9 billion and $16.1 billion, respectively. During the third quarter of 2005, Sovereign issued $500 million of Senior notes, see Note 7 in the Notes to Consolidated Financial Statement for additional details on these obligations.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.2 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2005. Sovereign’s retained interests and servicing assets in such QSPEs was $119 million at September 30, 2005 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2005, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 14 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.
     As described in our 2004 annual report filed on Form 10-K, in connection with the Fleet Boston transaction, Sovereign entered into operating leases, which were financed through the use of variable interest entities, for commercial properties which had an initial term of approximately 20 years. This structured real estate transaction included 104 commercial properties that were transferred by Fleet Boston to the special purpose entities and 23 commercial properties that were transferred by Sovereign. A gain on the transfer of the 23 Sovereign properties was deferred and is being amortized over the lease term of the properties sold and subsequently leased back. The certificates which were issued through the variable interest entities are payable from the rental payments under the lease, the proceeds of the sale or refinancing of the mortgage properties or payments under insurance policies on the real estate properties. The aggregate principal balance of the certificates at September 30, 2005 and December 31, 2004, was $106.4 million and $219.9 million, respectively. A scheduled principal payment of $113.4 million was made at June 30, 2005 and the remaining balance is due on June 30, 2020. Sovereign does not consolidate this variable interest entity since we are not the primary beneficiary as defined under FIN 46. Sovereign has no off balance sheet contingencies or any other potential loss exposure related to this transaction. However, in the event that Sovereign terminates a lease and does not substitute a similar property to replace it, a penalty would be incurred. This penalty would be calculated based on the excess of the present value of the remaining installments of principal and interest on such related notes underlying the terminated property, through maturity, discounted semi-annually against the remaining principal amount of such secured note, plus accrued interest.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2005 and December 31, 2004, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2005 and December 31, 2004 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at September 30, 2005:
Regulatory capital	$3,960,762	$3,960,762	$3,867,128	$5,090,303
Minimum capital requirement (1)	1,203,523	2,407,046	1,954,337	3,908,673

Excess	$2,757,239	$1,553,716	$1,912,791	$1,181,630

Sovereign Bank capital ratio	6.58%	6.58%	7.91%	10.42%

Sovereign Bank at December 31, 2004:
Regulatory capital	$3,761,163	$3,761,163	$3,710,119	$4,911,264
Minimum capital requirement (1)	1,043,438	2,086,876	1,687,852	3,375,704

Excess	$2,717,725	$1,674,287	$2,022,267	$1,535,560

Sovereign Bank capital ratio	7.21%	7.21%	8.79%	11.64%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at September 30, 2005 (1)	4.84%	4.54%	6.48%
Capital ratio at December 31, 2004 (1)	5.25%	5.00%	7.05%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2005, Sovereign had $8.0 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Year-to-date Sovereign Bank has paid $750 million dividends to Sovereign Bancorp. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.
     Cash and cash equivalents increased $277.3 million from December 31, 2004. Net cash provided by operating activities was $826.9 million for 2005. Net cash used by investing activities for 2005 was $4.0 billion and consisted primarily of the purchase of loans of $5.0 billion, purchases of investments of $4.7 billion and net increase in loans of $3.9 billion, offset by proceeds from loan sales of $5.5 billion and sales, repayments and maturities of investments of $1.6 billion. Net cash provided by financing activities for 2005 was $3.4 million, which was primarily due to an increase in net deposits of $1.9 million, an increase in net borrowings of $1.5 billion and proceeds net of repayments, from borrowings of $450 million, offset by treasury stock repurchases of $458 million.
Contractual Obligations and Commercial Commitments
     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$15,310,000	$8,305,797	$1,931,912	$1,829,321	$3,242,970
Securities sold under repurchase agreements (1)	192,475	157,475	35,000	—	—
Fed Funds (1)	655,745	655,745	—	—	—
Other debt obligations (1)	4,265,554	409,116	539,873	1,820,984	1,495,581
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,000,101	58,547	134,796	135,172	2,671,586
Certificates of deposit (1)	10,547,250	7,312,777	2,441,169	545,262	248,042
Investment partnership commitments (3)	45,004	22,479	21,200	1,246	79
Operating leases	572,131	76,647	130,479	89,883	275,122

Total contractual cash obligations	$34,588,260	$16,998,583	$5,234,429	$4,421,868	$7,933,380

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $27.4 billion that are due on demand by customers. Additionally, the table above excludes a commitment that Sovereign entered into subsequent to September 30, 2005, of approximately $3.6 billion to acquire the outstanding common stock of Independence. Part of the funding for this acquisition will be received from the proceeds we anticipate receiving from Santander in which they will be acquiring 19.8% of Sovereign’s common stock for $2.4 billion. Santander has also

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist with the acquisition of Independence. The acquisition of Independence and the transaction with Santander are anticipated to close in the third quarter of 2006. For additional details see Note 16.
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of September 30, 2005 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$15,540,770	$7,887,969	$2,635,547	$1,819,922	$3,197,332
Standby letters of credit	2,462,916	749,921	832,118	808,700	72,177
Loans sold with recourse	7,792	—	—	—	7,792
Forward buy commitments	509,445	509,445	—	—	—

Total commercial commitments	$18,520,923	$9,147,335	$3,467,665	$2,628,622	$3,277,301

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2005 was $2.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.1 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2005. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at September 30, 2005	income would result
Up 100 basis points	0.65%
Up 200 basis points	(0.22)%
Down 100 basis points	(2.08)%
     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of September 30, 2005, the one year cumulative gap was 1.93%, compared to 1.65% at December 31, 2004 indicating Sovereign could benefit from rising rates.
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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at September 30, 2005	September 30, 2005	December 31, 2004
Base	11.9%	11.3%
Up 200 basis points	11.4%	10.3%
Down 100 basis points	11.7%	10.9%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Items 1 is not applicable.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2005:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under to
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
7/1/05 through 7/31/05	4,001,121	$23.90	4,000,000	24,500,000
8/1/05 through 8/31/05	4,009,237	23.67	4,000,000	20,500,000
9/1/05 through 9/30/05	1,024	22.87	NA	20,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of September 30, 2005. Twenty million shares have been purchased under these repurchase programs as of September 30, 2005. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.

Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 11,382 shares outside of publicly announced repurchase programs during the third quarter of 2005.
Items 3 – 5 are not applicable or the response is negative.
Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621, filed July 23, 2004.)

(4.1)	Senior Trust Indenture dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement No. 33-75472 on Form S-3)

(4.2)	Sixth Indenture Supplement, dated September 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as trustee under an indenture, dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as successor to Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.3)	Form of Senior Floating Rate Notes due 2009 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.4)	Form of 4.80% Senior Notes due 2010 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.5)	Exchange and Registration Rights Agreement, dated September 1, 2005, between Sovereign Bancorp, Inc. and Goldman, Sachs & Co., as representative of the several purchasers (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: November 7, 2005	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date: November 7, 2005	/s/ Mark R. McCollom

Mark R. McCollom
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621, filed July 23, 2004.)

(4.1)	Senior Trust Indenture dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement No. 33-75472 on Form S-3)

(4.2)	Sixth Indenture Supplement, dated September 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as trustee under an indenture, dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as successor to Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.3)	Form of Senior Floating Rate Notes due 2009 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.4)	Form of 4.80% Senior Notes due 2010 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.5)	Exchange and Registration Rights Agreement, dated September 1, 2005, between Sovereign Bancorp, Inc. and Goldman, Sachs & Co., as representative of the several purchasers (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.