Form 10-K
period 2005-12-31
SOVEREIGN BANCORP INC
filed 2006-03-16
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to                     .
Commission File Number 001-16581
SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania (State or other Jurisdiction of Incorporation or Organization)	23-2453088 (I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102

(Address of Principal Executive Offices)	(Zip Code)
(215) 557-4630

Registrant’s Telephone Number
Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange on Which Registered

Common stock, no par value 8.75% Preferred Capital Securities	NYSE NYSE
(Sovereign Capital Trust III)
Seacoast Capital Trust I	Nasdaq
Securities registered pursuant to Section 12(g) of the Act:
(Sovereign Capital Trust IV) PIERS Units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑  No  ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934. Yes  ☐ No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $8,061,811,472 at June 30, 2005. As of February 28, 2006, the Registrant had 358,810,392 shares of Common Stock outstanding.

Form 10-K Cross Reference Index

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2005 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
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
These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes that may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	anticipated acquisitions may not close on the expected closing date or may not close at all;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals, may not be satisfied;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Sovereign’s internal control structure. The Company’s inability to address these risks could negatively affect the Company’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document.
Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

PART I
Item 1 — Business
General
Sovereign Bancorp, Inc. (“Sovereign” or “the Company”), is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), and is a $64 billion financial institution with more than 650 community banking offices, over 1,000 ATMs and about 10,000 team members with principal markets in the Northeastern United States. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans in the communities served by those offices. Sovereign also originates and purchases certain loans throughout the United States.
Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 27 financial institutions, branch networks and/or related businesses since 1990. Seventeen of these acquisitions, with assets totaling approximately $35 billion, have been completed since 1995. On October 24, 2005, Sovereign entered into an Agreement and Plan of Merger with Independence Community Bank Corp., a $19.1 billion financial institution headquartered in Brooklyn, New York (See Note 28 to the financial statements) This acquisition which is expected to close in 2006 and will allow Sovereign to enter the New York market and expand its presence in the Northeast.
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
During 2000, Sovereign substantially completed this transformation by acquiring $12.3 billion of deposits, $8.0 billion of loans (exclusive of $1.1 billion of non-relationship mortgage loans sold immediately after the acquisition), and 281 community banking offices located in Massachusetts, Rhode Island, Connecticut and New Hampshire from FleetBoston Financial Corporation (the “FleetBoston Acquisition”). As a result of the FleetBoston Acquisition, Sovereign doubled its deposit base, changed the mix of loans and deposits to be more characteristic of a commercial bank, and increased the breadth and depth of senior and middle management. Since that time, Sovereign has completed four additional acquisitions of community banks. Sovereign also believes that its pending acquisition with Independence and the expansion into New York further solidifies our strategy of being a super community bank. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions for further discussion.
Subsidiaries
Sovereign had two direct consolidated wholly-owned subsidiaries at December 31, 2005: Sovereign Bank is the only material subsidiary.
Employees
At December 31, 2005, Sovereign had 8,956 full-time and 1,218 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.
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
     Control of Sovereign. Under the Savings and Loan Holding Company Act and the related Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring Sovereign common stock may, alone or together with other investors, be deemed to control Sovereign and thereby Sovereign Bank. If deemed to control Sovereign, such person or group will be required to obtain OTS approval to acquire Sovereign’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present. As of December 31, 2005, no individual corporation or other entity owned more than 10% of Sovereign’s capital stock.
On October 24, 2005, Sovereign Bancorp, Inc. (“Sovereign”) and Banco Santander Central Hispano, S. A. (“Santander”) announced that they had entered into an Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”), which sets forth the terms and conditions pursuant to which, among other things, (i) Santander will purchase from Sovereign approximately 88 million shares of Sovereign’s common stock for $2.4 billion in cash, (ii) Santander can increase its ownership up to over the next two years subject to certain standstill restrictions and regulatory limitations, and (iii) Santander can after two years, subject to certain exceptions, acquire 100% of Sovereign in a negotiated transaction subject to shareholder approval. We expect this agreement to close in 2006. The proceeds of the investment will be used to acquire the common stock of Independence Community Bank Corp. (“Independence”) as discussed above. Additionally, Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist Sovereign with the funding of its acquisition of Independence. This investment agreement has been submitted to the OTS for their approval.
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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2005, Sovereign Bank met the criteria to be classified as “well-capitalized.”
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
The FDIC’s deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized and considered healthy pay no premium or reduced premiums while institutions that are less than adequately capitalized and considered of substantial supervisory concern pay higher premiums. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period. The current premium schedule for Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points per $100 of deposits. Sovereign Bank is in the category of institutions who pay zero in FDIC premiums. In addition, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The current annual rate for all insured institutions is $0.132 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
In February 2006, deposit insurance modernization legislation was enacted. The new law merges the BIF and SAIF into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates, expected in the fourth quarter of 2006. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted.
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
     Qualified Thrift Lender. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. The test under the Home Owners Loan Act (HOLA) requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations and mortgage related investments. Sovereign Bank is currently in compliance with the qualified thrift lender regulations.
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
     Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. A bank’s performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or to engage in new activities. Sovereign Bank’s lending activities are in compliance with applicable CRA requirements, and Sovereign Bank’s current CRA rating is “outstanding,” the highest category.
     Other Legislation. The Fair and Accurate Credit Transactions Act (“FACTA”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACTA address the growing problem of identity theft. Consumers will be able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers will also be entitled to obtain free credit reports, and will be granted certain additional privacy rights. The Check 21 Act was also enacted in late 2003. This Act affects the way checks are processed in the banking system, allowing payments to be processed electronically rather than as traditional paper checks.
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
New definitions of “independent directors” have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board of directors. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days. While complying with Sarbanes-Oxley has resulted in increased costs to Sovereign, the additional costs did not have a material effect on results of operations.
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
     Corporate Information. All reports filed electronically by Sovereign Bancorp, Inc. with the United States Securities and Exchange Commission (SEC), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the Corporation’s Web site at www.sovereignbank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. These filings are also accessible on the SEC’s Web site at www.sec.gov. Also, copies of the company’s annual report will be made available, free of charge, upon written request.

Item 1A – Risk Factors
The following list describes several risk factors that are applicable to our company.
•	An Economic Downturn May Lead to a Deterioration in Our Asset Quality and Adversely Affect Our Earnings and Cash Flow.
     Our business faces various material risks, including credit risk and the risk that the demand for our products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, our credit risk and litigation expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans we originate less profitable.
•	The Preparation of Sovereign’s Financial Statements Requires the Use of Estimates That May Vary From Actual Results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One example of a significant critical estimate is the level of allowance for credit losses. Due to the inherenent nature of this estimate, Sovereign cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance.
•	Changing Interest Rates May Adversely Affect Our Profits.
     To be profitable, we must earn more money from interest on loans and investments and fee-based revenues than the interest we pay to our depositors and creditors and the amount necessary to cover the cost of our operations. Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities and our loans. If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause our net interest income to go down. In addition, if interest rates decline, our loans and investments may prepay earlier than expected, which may also lower our income. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. If the yield curve steepens or flattens, it could impact our net interest income in ways management may not accurately predict.
•	We Experience Intense Competition for Loans and Deposits.
     Competition among financial institutions in attracting and retaining deposits and making loans is intense. Our most direct competition for deposits has come from commercial banks, savings and loan associations and credit unions doing business in our areas of operation, as well as from nonbanking sources, such as money market mutual funds and corporate and government debt securities. Competition for loans comes primarily from commercial banks, savings and loan associations, consumer finance companies, insurance companies and other institutional lenders. We compete primarily on the basis of products offered, customer service and price. A number of institutions with which we compete have greater assets and capital than we do and, thus, may have a competitive advantage.
•	We Are Subject to Substantial Regulation Which Could Adversely Affect Our Business and Operations.
     As a financial institution, we are subject to extensive regulation, which materially affects our business. Statutes, regulations and policies to which we and Sovereign Bank are subject may be changed at any time, and the interpretation and the application of those laws and regulations by our regulators is also subject to change. There can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect us.
     The regulatory agencies having jurisdiction over banks and thrifts have under consideration a number of possible rulemaking initiatives which impact on bank and thrift and bank and thrift holding company capital requirements. Adoption of one or more of these proposed rules could have an adverse effect on us and Sovereign Bank.
     Existing federal regulations limit our ability to increase our commercial loans. We are required to maintain 65% of our assets in residential mortgage loans and certain other loans, including small business loans. We also cannot have more than 10% of our assets in large commercial loans that are not secured by real estate, more than 10% in small business loans, or more than four times our capital in commercial real estate loans. A small business loan is one with an original loan amount of less than $2 million, and a large commercial loan is a loan with an original loan amount of $2 million or more. Because commercial loans generally yield interest income which is higher than residential mortgage loans, the amount of our interest income could be adversely affected by these provisions. If the growth of our commercial loan portfolio continues at its current rate, we may exceed these regulatory limitations, requiring us to reduce the size of our commercial loan portfolio or take other actions which may adversely affect our net income.
•	Changes in Accounting Standards could Impact Reported Earnings.
The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of Sovereign’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, Sovereign could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
•	Difficulties in combining the operations of acquired entities with Sovereign’s own operations may prevent Sovereign from achieving the expected benefits from its acquisitions.
Sovereign may not be able to to achieve fully the strategic and operating efficiencies in an acquisition. Inherent uncertainities exist in the operations of an acquired entity. In addition, the market conditions where Sovereign and its potential acquisition targets operate are highly competitive. Although Sovereign has a strong track record in integrating acquired entities, it is possible that Sovereign may lose customers or the customers of acquired entities as a result of an acquisition. Sovereign may also lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to Sovereign not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Sovereign Bank utilizes 743 buildings that occupy a total of 5.8 million square feet, including 202 owned properties with 1.6 million square feet and 541 leased properties with 4.2 million square feet. Seven major buildings contain 1.2 million square feet, which serve as the headquarters or house significant operational and administrative functions:
Columbia Park Operations Center – Dorchester, Massachusetts
East Providence Call Center and Operations and Loan Processing Center – East Providence, Rhode Island
75 State Street Regional Headquarters for Sovereign Bank of New England – Boston, Massachusetts
405 Penn Street Sovereign Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania
601 Penn Street Loan Processing Center – Reading, Pennsylvania
1130 Berkshire Boulevard Bank Headquarters and Administrative Offices – Wyomissing, Pennsylvania
1125 Berkshire Boulevard Operations Center – Wyomissing, Pennsylvania
The majority of the properties of Sovereign outlined above are utilized by the retail banking operations in the consumer bank segment and for general corporate purposes in the other segment.
Item 3 — Legal Proceedings
In December 2005, Sovereign commenced litigation in the United States District Court for the Southern District of New York against Relational Investors, LLC (“Relational”), seeking a declaratory judgment that, under Sovereign’s articles of incorporation and the Pennsylvania Business Corporation Law, directors of Sovereign may only be removed from office by shareholders for cause. In January 2006, this action was combined with certain outstanding claims by Relational, including claims seeking a declaratory judgment that shareholders can remove directors without cause, claims relating to the issuance of shares of Sovereign common stock in the pending transaction with Santander and claims relating to the timing of Sovereign’s 2006 annual meeting of shareholders. There is additional outstanding class action and derivative litigation which relates to Sovereign’s pending transactions with Santander and Independence Community Bank Corp. Sovereign’s management believes that all of these claims are without merit and intends to defend against the claims vigorously in court. Sovereign incurred $5.8 million of costs in the fourth quarter of 2005 to defend itself against the claims and the actions of Relational, and anticipates incurring additional costs in 2006. On March 2, 2006, the judge in the District Court action in the Southern District of New York issued a ruling that Sovereign’s directors may be removed without cause; Sovereign disagrees with the District Court’s ruling under Pennsylvania law and Sovereign’s articles of incorporation, and intends to seek prompt review of the ruling by the United States Court of Appeals for the Second Circuit. Sovereign cannot predict with reasonable certainty the eventual outcome of such appeal or, if the ruling is upheld, the extent of the adverse impact of the ruling on Sovereign’s financial condition or results of operations.
With the exception of the matters described above, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.

Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 4A — Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of February 28, 2006, is set forth below:
Jay S. Sidhu – Age 54. Mr. Sidhu became Chairman of Sovereign and Sovereign Bank in April 2002. He has been a director of Sovereign since September 1988 and a director of Sovereign Bank since 1987. In addition, Mr. Sidhu has served as President and Chief Executive Officer of Sovereign since November 1989. Prior thereto, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign. Mr. Sidhu is also President and Chief Executive Officer of Sovereign Bank. Prior to becoming President and Chief Executive Officer of Sovereign Bank in March 1989, Mr. Sidhu served as Vice Chairman and Chief Operating Officer of Sovereign Bank.
Lawrence M. Thompson, Jr. – Age 53. Mr. Thompson serves as Vice Chairman and Chief Administrative Officer of Sovereign. Mr. Thompson was appointed Vice Chairman in September 2002. Also, Mr. Thompson was appointed President and Chief Operating Officer of Sovereign Bank’s Consumer Banking Division in November 2000. Mr. Thompson was hired as Sovereign Bank’s General Counsel and Secretary in 1984. He was promoted to Vice President in 1985. In April 1986, he became Sovereign Bank’s Senior Vice President for legal affairs and administration. In January 1990, he became Group Executive Officer — Lending and in June 1995, he became Chief Administrative Officer of Sovereign and Sovereign Bank. Mr. Thompson became Chief Operating Officer of Sovereign Bank in November 1996.
Joseph P. Campanelli – Age 49. Mr. Campanelli was appointed Vice Chairman of Sovereign in September 2002. Mr. Campanelli was named President and Chief Executive Officer of SBNE effective January 1, 2005. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.
Mark R. McCollom – Age 42. In May 2005, Mr. McCollom was promoted to Chief Financial Officer of Sovereign Bancorp after the retirement of the previous company’s Chief Financial Officer. Mr. McCollom has been with Sovereign since 1996 holding several positions within the company including Managing Director of Corporate Planning, Chief Financial Officer of Sovereign Bank and Chief Accounting Officer.
James Lynch – Age 56. Mr. Lynch was appointed Vice Chairman of Sovereign in February 2006. Mr. Lynch joined Sovereign as Chairman and CEO of Sovereign Bank Mid-Atlantic Division in September 2002. Prior to Sovereign, in 1996, Mr. Lynch was President and CEO of Prime Bancorp, Inc. and Prime Bank. He also became Chairman of Prime Bancorp, Inc. in 1997 until it merged with Summit Bancorp, Inc. in 1999. At Summit, Mr. Lynch served as Senior Executive Vice President of Summit Bancorp and the Chairman and CEO of Summit Bank — Pennsylvania until it merged with FleetBoston Financial in March 2001, where he acted as the President and CEO of Fleet Bank — Pennsylvania until joining Sovereign.

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” At February 28, 2006, the total number of record holders of Sovereign’s common stock was 22,703.
Market and dividend information for Sovereign’s common stock appear in Item 7 of this Form 10-K.
Sovereign expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. In addition, for certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation — Regulatory Capital Requirements” and Note 15 at Item 8, “Financial Statements and Supplementary Data.”
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended December 31, 2005:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
10/1/05 through 10/31/05	1,000,663	$21.88	1,000,000	19,500,000
11/1/05 through 11/30/05	1,831	$23.04	Not Applicable	19,500,000
12/1/05 through 12/31/05	200	$21.77	Not Applicable	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of December 31, 2005. Twenty one million shares have been purchased under these repurchase programs as of December 31, 2005. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 2,694 shares outside of publicly announced repurchase programs during the fourth quarter of 2005.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets(1)	$63,678,726	$54,489,026	$43,517,433	$39,600,674	$35,484,352
Loans, net of allowance(1)	43,384,248	36,240,076	25,832,869	22,905.056	20,144,431
Investment securities	12,557,328	11,546,877	12,618,971	11,366,077	10,465,116
Deposits and other customer accounts	37,977,706	32,555,518	27,344,008	26,851,089	23,348,004
Borrowings and other debt obligations	18,720,897	16,140,128	12,197,603	8,829,289	8,939,770
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding junior subordinated debentures of Sovereign and minority interest-preferred securities of subsidiaries(2)	205,660	203,906	202,136	596,957	604,528
Stockholders’ equity	$5,810,699	$4,988,372	$3,260,406	$2,764,318	$2,202,481
Summary Statement of Operations
Total interest income	$2,918,779	$2,224,144	$1,929,751	$2,059,540	$2,222,475
Total interest expense(2)	1,330,498	819,327	724,123	899,924	1,168,193

Net interest income	1,588,281	1,404,817	1,205,628	1,159,616	1,054,282
Provision for credit losses	90,000	127,000	161,957	146,500	97,100

Net interest income after provision for credit losses	1,498,281	1,277,817	1,043,671	1,013,116	957,182
Total non-interest income	646,472	482,298	521,576	430,185	414,403
General and administrative expenses	1,089,204	942,661	852,364	813,784	777,285
Other expenses(2)	163,429	236,232	157,984	162,962	454,430

Income/(loss) before income taxes	892,120	581,222	554,899	466,555	139,870
Income tax provision (benefit)	215,960	127,670	153,048	124,570	23,049

Net Income/(loss)(3) (4)	$676,160	$453,552	$401,851	$341,985	$116,821

Share Data
Common shares outstanding at end of period (in thousands)	358,018	345,775	293,111	261,624	247,470
Basic earnings/(loss) per share(3) (4)	$1.86	$1.41	$1.45	$1.32	$.48
Diluted earnings/(loss) per share(3) (4)	$1.77	$1.36	$1.38	$1.23	$.45
Common share price at end of period	$21.62	$22.55	$23.75	$14.05	$12.24
Dividends declared per common share	$.170	$.115	$.10	$.10	$.10
Selected Financial Ratios
Book value per common share(5)	$16.21	$14.41	$11.12	$10.57	$8.90
Dividend payout ratio(6)	9.02%	8.21%	6.99%	7.62%	21.10	(9)
Return on average assets(7)	1.11%	.90%	.97%	.91%	.34	(9)
Return on average equity(8)	11.92%	10.74%	13.41%	13.50%	5.51	(9)
Average equity to average assets(9)	9.34%	8.36%	7.24%	6.71%	6.15%

(1)	Effective December 31, 2005, Sovereign reclassified its reserve for unfunded commitments to other liabilities from the allowance for loan loss. Prior period results have been reclassified to conform to the current presentation.

(2)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was included in Other Expenses since the obligations were classified on the consolidated balance sheet as Company — Obligated Mandatorily Redeemable Preferred Securities. Periods prior to July 1, 2003 have not been reclassified to conform to the new presentation (see Note 12 to the Consolidated Financial Statements for further discussion).

(3)	Net income includes after-tax merger-related charges, debt extinguishment charges and other charges of $15 million ($0.04 per diluted share) in 2005, $98 million ($0.28 per diluted share) in 2004, $19 million ($0.07 per diluted share) in 2003, $14 million ($0.05 per diluted share) in 2002 and $170 million ($0.66 per diluted share) in 2001.

(4)	Effective January 1, 2002, Sovereign adopted the fair value expense provisions of Statements of Financial Accounting Standards (SFAS) Nos. 123, “Accounting for Stock Based Compensation,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” See Notes to the Consolidated Financial Statements for further discussion regarding the impact to 2002 reported results of the change in accounting related to these pronouncements.

(5)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of period.

(6)	Dividend payout ratio is calculated by dividing total dividends paid by net income for the period.

(7)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(8)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(9)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

Management’s Discussion and Analysis
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
Sovereign, is a $64 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including, deposit and loan services, sales of residential loans and investment securities, capital markets products and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our franchise.
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
     Management has implemented strategies to address these weaknesses. With respect to our capital position which has prevented us from buying back any significant amount of stock for the past several years, we have strengthened our ratios significantly over the last several years through the generation of earnings. Sovereign’s capital ratios meet all of the quantative thresholds necessary to be classified as well capitalized under regulatory guidelines. As a result of these earnings and increased equity levels and capital availability, Sovereign was able to repurchase twenty one million shares of common stock through December 31, 2005 under previously announced stock repurchase programs. Additionally, we have been able to increase our cash dividend payout ratios. Management will continue to evaluate the optimum allocation of capital and our future allocations of capital depend in large part to the future interest rate environment.
     With regards to our return on assets and loan yields being lower than our peers, in the first quarter of 2005, we realigned our reporting structure with our strategy of combining the best of a large bank with the best of a small community bank. We divided our footprint into smaller community banking groups in both our large markets – New England and Mid-Atlantic. Within each market, we have created six local markets, each with a Market CEO responsible for servicing the needs of their market while meeting profitability and revenue goals focused on achieving 1) higher growth in loans, deposits, and fees through local decision making and higher quality service, 2) improving margins and returns on assets, 3) increasing fee income, 4) increasing the number of services being sold to or used by a customer and 5) expanding Sovereign’s presence in the marketplace.
     To strengthen our position in certain micro-markets, we continue to investigate strategic acquisitions. In February 2004, we completed the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, we completed the acquisition of Seacoast Financial Services Corporation (“Seacoast”) and on January 21, 2005, we completed the acquisition of Waypoint Financial Corp. (“Waypoint”). On October 24, 2005, Sovereign entered into a definitive agreement to purchase Independence Community Bank Corp. (“Independence”) a $19.1 billion financial institution that we expect will fortify our presence in the Northeast and strengthen our franchise value. The majority of the proceeds to finance this acquisition will be received from an equity investment that Santander will make in Sovereign common stock. See Note 28 for further details. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.
Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.
We experienced a successful year in 2005 as the Company generated net income of $676.2 million compared with $453.6 million in 2004. Our net interest margin was under continued pressure in 2005 as a result of the interest rate environment. In 2005, our net interest margin declined to 3.09% from 3.24% in 2004 due largely to the flattening interest rate yield curve and the impact of slower than anticipated core deposit growth rates. The average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 202 basis points in 2004 to 33 in 2005 illustrating the relative pressure between shorter term and longer-term funding costs and loan asset and investment security reinvestment opportunities. Despite these challenges, Sovereign’s net interest income increased $183.5 million to $1.59 billion in 2005. The increase in net interest income was driven by the increase in earning assets that were funded, in part, with low cost core deposits. Fee income reached record levels in 2005 as a result of the growth of our franchise, as well as expanded product offerings and significant growth in mortgage banking revenue. Our provision for credit losses decreased due primarily to continued low charge-off levels in our loan portfolio. Our operating expense levels remained within management’s target levels in 2005. We experienced an improvement in our efficiency ratio (defined as all general and administrative expenses as a percentage of net interest income and total fees and other income) from 50.33% in 2004 to 49.00% in 2005. See “Results of Operations for December 31, 2005 and 2004” in this MD&A for more details as to the factors, which affect year-over-year performance.

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently completed the acquisitions of First Essex, Seacoast and Waypoint and has a pending acquisition with Independence. We believe these acquisitions have strengthened our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents approximately seventy to seventy-five percent of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a neutral risk rate position. As previously discussed, the impact of the flattening yield curve that was experienced in 2005 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. We would expect to benefit from any substantial sustained increase in long-term interest rates if continued growth in low cost core deposits occurs. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced positive trends in certain key credit quality performance indicators over the past several quarters which has resulted in lower provisions for credit losses in 2005 compared to prior periods. In addition to our credit risk mitigation programs, the improvement is due, in part, to the economic conditions in our geographic footprint. We believe the credit risk with respect to our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. While credit quality metrics have remained strong throughout 2005, these metrics are at historical lows and as a result Sovereign does not expect this type of credit performance to continue in future periods.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2005	2004
Net interest income	$1,588,281	$1,404,817
Provision for credit losses	90,000	127,000
Total non-interest income	646,472	482,298
General and administrative expenses	1,089,204	942,661
Other expenses	163,429	236,232
Net income	$676,160	$453,552
Basic earnings per share	$1.86	$1.41
Diluted earnings per share	$1.77	$1.36
The major factors affecting comparison of earnings and diluted earnings per share between 2005 and 2004 were:
•	The growth in net interest income was driven by the increase in the balance of earning assets, which were primarily related to business acquisitions and organic balance sheet growth, offset by a decline in net interest margin to 3.09% in 2005 from 3.24% in 2004. The decline in margin was due to the flattening yield curve, which has contracted the spread between our longer-term assets and shorter–term liabilities.

•	The debt extinguishment charges of $63.8 million in 2004. We felt it was prudent to redeem these high cost borrowings, even in light of the significant charges we incurred, since the borrowings could be replaced with lower cost borrowings which would improve net interest margin and net income in subsequent periods.

•	Included in net gains on investment securities for 2004 is an other-than-temporary impairment charge of $32.1 million on FNMA and FHLMC Preferred Stock.

•	The merger-related charges of $46.4 million incurred in 2004 related to the First Essex and Seacoast acquisitions, compared to net after tax merger related charges of $12.7 million incurred in 2005.

•	The decrease in provision for credit losses in 2005 of $37 million resulting from the improving credit quality of our loan portfolio in 2005 compared to 2004, as average charge-off rates declined to 0.20% in 2005 compared with 0.36% in 2004.

•	The continued growth in fee income in consumer and commercial banking due to loan and deposit growth.

•	The increase in mortgage banking revenues in 2005 of $66.7 million due primarily to increased sales of residential and home equity loans.

•	Increases in general and administrative expenses to supporting the growth in Sovereign’s franchise and continued investment in human resources and systems and increases related to business acquisitions.
     Net Interest Income. Net interest income for 2005 was $1.59 billion compared to $1.40 billion for 2004, or an increase of 13%. The increase in net interest income in 2005 was due to an increase in average interest-earning assets of $8.6 billion, which was related to the full year impact of our Seacoast acquisition and to a lesser extent, the First Essex acquisition, the 2005 Waypoint acquisition and organic loan growth primarily in the commercial and consumer secured by real estate portfolios. The increase in our assets was funded principally by the increase in core deposits, repurchase agreements and other borrowings. Net interest margin (net interest income on a tax equivalent basis divided by average interest-earning assets) was 3.09% for 2005 compared to 3.24% for 2004. The decline in margin was driven by the flattening yield curve experienced in 2005 and 2004, which has contracted the spread between our longer-term assets and shorter-term liabilities.
Interest on investment securities was $567 million for 2005 compared to $654 million for 2004. The decrease in interest income was due to a decrease in the average balance of investment securities from $14.1 billion in 2004 to $12.1 billion in 2005, partially offset by higher yields in 2005 which averaged 5.12% compared to 4.91%.
Interest on loans was $2.34 billion and $1.57 billion for 2005 and 2004, respectively. The average balance of loans was $41.5 billion with an average yield of 5.66% for 2005 compared to an average balance of $30.9 billion with an average yield of 5.08% for 2004. The increase in average yields year to year is due to the increase of market rates experienced during 2005 due to increases in interest rates by the Federal Reserve Bank. The overall growth in loans from $36.6 billion at December 31, 2004 to $43.8 billion at December 31, 2005 resulted from the Waypoint acquisition and from origination activity in commercial loans and purchases of bulk and correspondent loans, principally in the consumer and mortgage loan portfolios. At December 31, 2005, approximately 17% of our loan portfolio reprices monthly or more frequently.
Interest on total deposits was $625 million for 2005 compared to $303 million for 2004. The average balance of deposits was $31.2 billion with an average cost of 2.0% for 2005 compared to an average balance of $25.3 billion with an average cost of 1.20% for 2004. Additionally, the average balance of non-interest bearing deposits increased to $5.3 billion in 2005 from $4.7 billion in 2004. The increase in the average balance was due to the full year impact of our Seacoast acquisition and to a lesser extent, the First Essex acquisition, the 2005 Waypoint acquisition and an increase in time deposit funding which has recently become a more favorable funding alternative to shorter-term borrowings due to rising market rates. The increase in the average cost of deposits in 2005 is the result of increases in short-term interest rates which were partially passed on to our customers.
Interest on borrowings and other debt obligations was $706 million for 2005 compared to $516 million for 2004. The average balance of total borrowings and other debt obligations was $17.7 billion with an average cost of 3.99% for 2005 compared to an average balance of $15.6 billion with an average cost of

3.31% for 2004. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates.
Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2005	2004	2003
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Interest-earning deposits	$155,672	$5,717	3.67%	$135,338	$2,153	1.59%	$135,827	$2,141	1.58%
Investment securities(1)
Available for sale	7,404,848	385,158	5.20	10,320,377	521,084	5.05	11,060,525	601,445	5.44
Held to maturity	4,062,700	217,889	5.36	3,309,530	167,455	5.06	487,260	27,190	5.58
Other	623,005	18,058	2.90	477,010	8,789	1.84	342,301	7,216	2.11
Loans:
Commercial loans	15,904,425	971,626	6.11	12,530,293	613,541	4.90	10,619,491	530,968	5.00
Consumer:
Residential mortgages	10,588,935	567,690	5.36	6,215,557	328,625	5.29	4,520,506	266,808	5.90
Home equity loans and lines of credit	10,157,824	544,641	5.36	7,828,671	392,450	5.01	5,718,369	306,861	5.37

Total consumer loans secured by real estate	20,746,759	1,112,331	5.36	14,044,228	721,075	5.13	10,238,875	573,669	5.60

Auto loans	4,356,121	225,359	5.17	3,891,325	203,472	5.23	3,147,480	191,049	6.07
Other	535,616	40,468	7.56	465,908	34,107	7.32	316,296	23,769	7.51

Total Consumer	25,638,496	1,378,158	5.38	18,401,461	958,654	5.21	13,702,651	788,487	5.75

Total loans	41,542,921	2,349,784	5.66	30,931,754	1,572,195	5.08	24,322,142	1,319,455	5.42

Allowance for loan losses	(420,879)	—	—	(359,920)	—	—	(302,335)	—	—

Net loans(1)(2)	41,122,042	2,349,784	5.72	30,571,834	1,572,195	5.15	24,019,807	1,319,455	5.50

Total interest-earning assets	53,368,267	2,976,606	5.58	44,814,089	2,271,676	5.07	36,045,720	1,957,447	5.43

Non-interest-earning assets	7,363,707	—	—	5,744,518	—	—	5,370,184	—	—

Total assets	$60,731,974	$2,976,606	4.90%	$50,558,607	$2,271,676	4.49%	$41,415,904	$1,957,447	4.73%

Interest-bearing liabilities:
Deposits:
NOW accounts	$8,732,791	$153,277	1.76%	$6,744,813	$56,503	0.84%	$5,986,218	$50,399	0.84%
Customer repurchase agreements	887,614	24,230	2.73	834,636	7,462	0.89	989,401	7,153	0.72
Savings accounts	3,779,333	25,347	0.67	3,498,539	19,417	0.56	3,109,844	22,403	0.72
Money market accounts	8,244,406	131,354	1.59	7,633,932	81,992	1.07	6,286,992	68,458	1.09
Certificates of deposits	9,581,336	290,382	3.03	6,599,223	137,671	2.09	6,513,741	172,276	2.64

Total deposits	31,225,480	624,590	2.00	25,311,143	303,045	1.20	22,886,196	320,689	1.40

Total borrowings and other debt obligations(3)	17,707,167	705,908	3.99	15,591,901	516,282	3.31	10,291,088	403,434	3.92

Total interest-bearing liabilities	48,932,647	1,330,498	2.72	40,903,044	819,327	2.00	33,177,284	724,123	2.18
Non-interest-bearing DDA(4)	5,294,135	—	—	4,698,584	—	—	4,087,652	—	—
Non-interest-bearing liabilities	831,296	—	—	733,856	—	—	1,155,225	—	—

Total liabilities	55,058,078	1,330,498	2.42	46,335,484	819,327	1.77	38,420,161	724,123	1.89
Stockholders’ equity	5,673,896	—	—	4,223,123	—	—	2,995,743	—	—

Total liabilities and stockholders’ equity	$60,731,974	$1,330,498	2.19%	$50,558,607	$819,327	1.62%	$41,415,904	$724,123	1.62%

Net interest spread(5)	2.71%	3.07%	3.25%

Taxable equivalent interest income/net interest margin	1,646,108	3.09%	1,452,349	3.24%	1,233,324	3.42%

Tax equivalent basis adjustment	(57,827)	(47,531)	(27,696)

Net interest income	$1,588,281	$1,404,818	$1,205,628

Ratio of interest-earning assets to interest-bearing liabilities	1.09	x	1.10	x	1.09	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2005, 2004, and 2003 were $1.9 billion, $1.5 billion and $850 million, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2005, 2004, and 2003 were $51.3 million, $40.6 million and $24.0 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2005, 2004, and 2003, were $6.6 million, $6.9 million and $3.7 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $136.3 million, $61.3 million and $25.6 million for the years ended December 31, 2005, 2004, and 2003, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

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

(4)	In the third quarter of 2005, Sovereign reclassified its non-interest earning deposits to be shown as a separate component of other liabilities to be consistent with industry practice. This change had no impact to Sovereign’s historically reported net interest margin.

(5)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
		2005 VS. 2004			2004 VS. 2003
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$368	$3,196	$3,564	$(8)	$20	$12
Investment securities available for sale	(151,220)	15,294	(135,926)	(38,856)	(41,505)	(80,361)
Investment securities held to maturity	39,918	10,516	50,434	143,034	(2,769)	140,265
Investment securities other	3,227	6,042	9,269	2,569	(996)	1,573
Net loans (1)	588,747	188,842	777,589	340,610	(87,870)	252,740

Total interest-earning assets			704,930			314,229

Interest-bearing liabilities:
Deposits	83,082	238,463	321,545	31,895	(49,539)	(17,644)
Borrowings	75,747	113,879	189,626	183,002	(70,154)	112,848

Total interest-bearing liabilities			511,171			95,204

Net change in net interest income	$322,211	$(128,452)	$193,759	$232,452	$(13,427)	$219,025

(1) Includes non-accrual loans and loans held for sale.
     Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2005 was $90 million compared to $127 million for 2004. Included in 2004 results was a $6 million provision recorded in connection with the acquisition of First Essex to conform to Sovereign’s reserving methodology. The lower provision in 2005 was driven by continued favorable credit quality statistics in our loan portfolio, combined with a reduction in net loan charge-offs, which declined from $110.3 million, or 0.36% of average loan outstandings in 2004, to $81.7 million, or 0.20% of average loan outstandings in 2005. The overall allowance for credit losses as a percentage of loans outstanding has declined from 1.12% in 2004 to 1.00% in 2005. This is reflective of the quality of the loan portfolios, improved credit risk identification, analysis, and loss estimation, as well as residential loan growth where reserve requirements are generally lower than in commercial loan portfolios. As a result of continued improved credit risk identification, analysis and loss estimation, certain class allowance factors, primarily commercial, were adjusted during 2005 to more accurately project loss rates resulting in a reduction of the allowance for loan losses. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.
Sovereign’s net charge-offs for 2005 were $81.7 million and consisted of charge-offs of $137.0 million and recoveries of $55.3 million. This compares to 2004 net charge-offs of $110.3 million consisting of charge-offs of $153.2 million and recoveries of $42.9 million. The decrease in charge-offs was driven by the performance of our commercial loan portfolios where net charge-offs decreased from $64.7 million in 2004 to $27.8 million in 2005.
The ratio of net loan charge-offs to average loans, including loans held for sale, was .20% for 2005, compared to .36% for 2004. Commercial loan net charge-offs as a percentage of average commercial loans were .18% for 2005, compared to .52% for 2004. The consumer loans secured by real estate net charge-off rate was .08% for 2005, compared to .05% for 2004. The consumer loans not secured by real estate net charge-off rate was .75% for 2005 and .89% for 2004.

Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2005	2004	2003	2002	2001
Allowance for loan losses, beginning of period	$391,003	$315,790	$288,018	$255,153	$241,974

Allowance acquired in acquisitions	28,778	64,105	—	14,877	—
Provision for loan losses (2)	89,501	121,391	160,585	145,282	101,968
Allowance released in connection with dealer floor plan securitization	(8,010)	—	—	—	—
Charge-offs:
Commercial	40,935	77,499	101,597	85,931	46,214
Consumer secured by real estate	24,125	12,219	16,685	21,205	29,403
Consumer not secured by real estate	71,906	63,530	47,106	55,509	45,323

Total charge-offs (1)	136,966	153,248	165,388	162,645	120,940
Recoveries:
Commercial	13,100	12,825	7,531	6,082	3,177
Consumer secured by real estate	7,085	5,395	6,405	4,826	11,259
Consumer not secured by real estate	35,108	24,745	18,639	24,443	17,715

Total recoveries	55,293	42,965	32,575	35,351	32,151

Charge-offs, net of recoveries	81,673	110,283	132,813	127,294	88,789

Allowance for loan losses, end of period	$419,599	$391,003	$315,790	$288,018	$255,153

Reserve for unfunded lending commitments, beginning of period	17,713	12,104	10,732	9,514	14,382
Provision for unfunded lending commitments (2)	499	5,609	1,372	1,218	(4,868)
Reserve for unfunded lending commitments, end of period (3)	18,212	17,713	12,104	10,732	9,514

Total Allowance for credit losses	437,811	$408,716	$327,894	$298,750	$264,667

Net charge-offs to average loans	.20%	.36%	.55%	.58%	.42%

(1)	The 2002 consumer secured by real estate charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarters of 2002.
(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.
(3)	The reserve for unfunded commitments is classified on other liabilities on the consolidated balance sheet.
See Note 1 for Sovereign’s charge-off policy with respect to its various loan types.

     Non-interest Income. Total non-interest income was $646 million for 2005 compared to $482 million for 2004. Several factors contributed to the increase as discussed below.
Consumer banking fees were $287.4 million for 2005 compared to $242.6 million in 2004. This increase was primarily due to increased loan and deposit fees which increased 50% and 10%, respectively, resulting from growth in average loan and deposit balances which increased 34% and 23%, respectively. The Company continues to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.
Commercial banking fees were $161.1 million for 2005 compared to $123.8 million in 2004. This increase was due to growth in both commercial loans and expanded cash management capabilities and product offerings. Commercial banking loan fees increased by $26.9 million to $81.8 million while commercial deposit fees decreased slightly by $1.0 million to $46.7 million, in 2005. Included in commercial banking fees were gains of $9.4 million related to the 2005-1 dealer floor plan securitizations executed in the third and fourth quarter of 2005. See Note 22 for further details.
Mortgage banking revenues were $89.3 million for 2005 compared to $22.5 million for 2004. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage and home equity loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The primary factor contributing to the increase in mortgage banking revenues was increased loan sales resulting from high levels of origination and loan purchase activity. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2005	2004

Recoveries / (impairments) to mortgage servicing rights	$5,944	$(1,792)
Mortgage servicing fees	21,517	19,411
Amortization of mortgage servicing rights	(17,578)	(18,895)
Net (losses) gains under SFAS 133	645	(2,020)
Sales of mortgage loans, mortgage backed securities and home equity loans	78,730	25,805

Total	$89,258	$22,509

There were a number of transactions in 2005 that caused the increase of $52.9 million in gains on sales of mortgage loans, mortgage backed securities and home equity loans from the 2004 levels. Included in 2005 results is $2.9 billion of mortgage loans that were sold in the three-month period ended June 30, 2005 where Sovereign recorded gains of $28.4 million. Additionally, in September 2005 and December 2005, Sovereign sold $503 million and $898 million of home equity loans and recorded net gains of $13.1 million and $19.0 million, respectively. Included in mortgage banking revenue for 2005 is a $5.9 million mortgage servicing rights impairment reversal primarily because of slower prepayment speed assumptions compared to a $1.8 million impairment charge in 2004. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
Capital Markets revenues were $17.8 million in 2005 and $19.9 million in 2004. Capital markets revenues declined in 2005 compared to 2004 because of challenging market conditions in 2005 related to the low interest rate environment which reduced demand for our broker dealer products and services.
Net gains on sales of investment securities were $11.7 million for 2005, compared to $14.2 million for 2004. Included in 2005 and 2004 results were impairment charges of $2.7 million and $0.9 million, respectively, related to our retained interests in securitizations. See Note 22 in the consolidated financial statements for a discussion of our retained interests in securitized assets.
In the fourth quarter of 2004, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Based on the anticipated interest rate environment expected in the near term at the time and certain negative developments at these issuers, we concluded that the unrealized losses were other-than-temporary and recorded an impairment charge of $32.1 million ($20.9 million after-tax or $0.06 per diluted share) to writedown these investments to their fair values. No other than temporary impairment changes were recorded in 2005 related to these investments securities. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2005 were considered temporary.
The reduction in gross gains on sales of investment securities in 2005 is a result of the increasing interest rate environment in 2005 which reduced the amount of unrealized gains in our investment portfolio.
Miscellaneous income was $31.8 million in 2005 compared with $19.9 million in 2004. The 2005 results included $4.0 million of premium income recognized on written call options related to mortgage-backed securities and $3.7 million of revenues from a benefit consulting practice that was acquired in

2005. Also included in the 2005 results was a $1.9 million gain on the sale of a marketing trademark to a third party.
     General and Administrative Expenses. Total general and administrative expenses were $1.1 billion for 2005 compared to $943 million in 2004, or an increase of 15.5%. The increase in 2005 is primarily related to the Waypoint acquisition and the full year effect of the Seacoast acquisition, as well as increased compensation and benefit costs associated with the hiring of additional team members. At December 31, 2005, Sovereign had total employees of 10,174 compared to 9,330 in 2004, a 9.0% increase. In addition, marketing and other administrative expenses have increased to support the growth in our franchise. Although general and administrative expenses have increased, Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and total fees and other income) for 2005 was 49.0% compared to 50.3% for 2004, as net interest income and fees and other income have risen at a faster rate than general and administrative expenses.
     Other Expenses. Total other expenses were $163.4 million for 2005 compared to $236.2 million for 2004. Other expenses included amortization expense of core deposit intangibles of $73.8 million for 2005 compared to $72.6 million for 2004. As previously discussed, in 2004 Sovereign incurred debt extinguishment losses of $63.8 million and net merger related expenses of $46.4 million. In 2005, net merger related expenses were $12.7 million.
     Other expense related to equity method investments includes an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $32.4 million at December 31, 2005. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $28.2 million and $20.9 million for 2005 and 2004, respectively and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never been subject to a phase out. However, volatility in oil prices have raised the possibility of a phase out in future periods. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
In December 2005, Sovereign commenced litigation in the United States District Court for the Southern District of New York against Relational Investors, LLC (“Relational”), seeking a declaratory judgment that, under Sovereign’s articles of incorporation and the Pennsylvania Business Corporation Law, directors of Sovereign may only be removed from office by shareholders for cause. In January 2006, this action was combined with certain outstanding claims by Relational, including claims seeking a declaratory judgment that shareholders can remove directors without cause, claims relating to the issuance of shares of Sovereign common stock in the pending transaction with Santander and claims relating to the timing of Sovereign’s 2006 annual meeting of shareholders. There is additional outstanding class action and derivative litigation which relates to Sovereign’s pending transactions with Santander and Independence Community Bank Corp. Sovereign’s management believes that all of these claims are without merit and intends to defend against the claims vigorously in court. Sovereign incurred $5.8 million of costs in the fourth quarter of 2005 to defend itself against the claims and the actions of Relational, and anticipates incurring additional costs in 2006. On March 2, 2006, the judge in the District Court action in the Southern District of New York issued a ruling that Sovereign’s directors may be removed without cause; Sovereign disagrees with the District Court’s ruling under Pennsylvania law and Sovereign’s articles of incorporation, and intends to seek prompt review of the ruling by the United States Court of Appeals for the Second Circuit. Sovereign cannot predict with reasonable certainty the eventual outcome of such appeal or, if the ruling is upheld, the extent of the adverse impact of the ruling on Sovereign’s financial condition or results of operations.
Also impacting other expenses were lease and contract termination charges of $4.0 million recorded in 2005. See Note 29 for additional discussion.
     Income Tax Provision. The income tax provision was $216 million for 2005 compared to a provision of $128 million for 2004. The effective tax rate for 2005 was 24.2% compared to 22.0% for 2004. The current year tax rate differs from the statutory rate of 35% due principally to income from tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership. The increase in the effective tax rate in 2005 was due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2005 compared to 2004.
Sovereign is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
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
     Line of Business Results. Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making combined with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. The results of 2004 have been restated to reflect Sovereign’s new segments. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.

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
The Mid-Atlantic Banking Division’s net interest income increased $140.7 million to $584.2 million in 2005. The increase in net interest income was principally due to loan growth, which was funded primarily by an increase in the balance of time deposits. The average balance of Mid-Atlantic Banking Division’s loans was $6.3 billion with a yield of 6.03% versus $4.4 billion at a yield of 4.98% during 2005 and 2004, respectively. The average balance of deposits was $15.0 billion at a cost of 1.60% in 2005 compared to $12.9 billion at an average cost of 1.01% in 2004. The increase in fees and other income of $11.4 million to $131.6 million for 2005 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses decreased in 2005 to $21.1 million from $29.3 million in 2004 due to decreased net loan charge-offs in 2005 due to the improving credit quality of our loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $316.4 million for 2004 to $376.4 million for 2005. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, which included the acquisition of Waypoint.
The New England Banking Division’s net interest income increased $159.4 million to $665.5 million in 2005. The increase in net interest income was principally due to loan growth, because of the full year impact of the Seacoast and First Essex acquisitions. The average balance of New England Banking Division’s loans was $5.4 billion with a yield of 5.98% versus $4.4 billion at a yield of 5.01% during 2005 and 2004, respectively. The average balance of deposits was $17.6 billion at a cost of 1.41% in 2005 compared to $16.0 billion at an average cost of 0.98% in 2004. The increase in fees and other income of $10.7 million to $162.9 million for 2005 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses decreased in 2005 to $7.1 million from $14.0 million in 2004 due to decreased net loan charge-offs in 2005 and the improving credit quality of our loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $378.2 million for 2004 to $423.6 million for 2005. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, which included the full year impact of the 2004 acquisitions of First Essex and Seacoast.
Shared services consumer segment net interest income increased $24.6 million to $312.7 million in 2005. The increase in net interest income was principally due to loan growth. The average balance of Shared services consumer loans was $21.1 billion with a yield of 5.29% versus $15.1 billion at a yield of 5.29% during 2005 and 2004, respectively. The average balance of deposits was $389.1 million at a cost of 1.29% in 2005 compared to $349.0 million at an average cost of 0.70% in 2004. The increase in fees and other income of $98.5 million to $151.7 million for 2005 was primarily generated by increased mortgage banking revenues from the sale of mortgage and home equity loans. These gains increased to $78.7 million in 2005 from $25.8 million in 2004. Mortgage banking revenue is contingent upon loan growth and market conditions. Due to strong loan originations, increased loan purchases, and favorable market conditions, Sovereign experienced a higher level of gains from the sale of loans in 2005 compared to 2004. Other fees increased $31.7 million from 2004. These fees increased primarily due to the growth in the loan portfolio. The provision for credit losses increased in 2005 to $50.0 million from $41.5 million in 2004 due to loan growth. General and administrative expenses (including allocated corporate and direct support costs) increased from $106.0 million for 2004 to $150.5 million for 2005. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.
Shared services commercial segment net interest income increased $54.2 million to $227.8 million for 2005 compared to 2004. The increase in net interest income was principally due to loan growth. The average balance of Shared services commercial loans was $8.7 billion with a yield of 6.07% in 2005 versus $7.0 billion at a yield of 4.74% during 2004. Fees and other income have increased by $32.3 million to $128.5 million principally from an increase in loan fees of $26.9 million. Included in 2005 results were $9.4 million of gains related to the 2005-1 dealer floor plan securitization. The provision for credit losses decreased by $21.7 million in 2005 to $3.7 million compared to 2004 due to a lower level of net charge-offs in 2005. General and administrative expenses (including allocated corporate and direct support costs) decreased slightly from $115.8 million for 2004 to $108.2 million in 2005.
The net loss before income taxes for the Other segment increased from $211.9 million in 2004 to $311.8 million in 2005. Net interest expense increased from $6.4 million in 2004 to $201.9 million for 2005 due to tightening margins between our investment and borrowing obligations in the current year due to the flattening yield curve. The Other segment includes net gains on securities of $14.3 million in 2005, as compared to $15.1 million recorded in 2004. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment; however, the other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio was recorded in the Other segment. The 2005 results included proxy and related professional expenses and lease and contract termination charges of $5.8 million and $4.0 million, respectively. See Note 29 for additional details. The 2004 results also include pre-tax losses of $63.8 million on the extinguishment of debt. The 2005 and 2004 results also included net charges of $12.7 million and $46.4 million for merger and integration charges. Finally, the Other segment included $28.2 million and $20.9 million of expense associated with the Synthetic Fuel Partnership, as well as amortization of intangibles of $73.8 million and $72.6 million in 2005 and 2004, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	YEAR ENDED DECEMBER 31,
	2004	2003
(Dollars in thousands, except per share data)
Net interest income	$1,404,817	$1,205,628
Provision for credit losses	127,000	161,957
Total non-interest income	482,298	521,576
General and administrative expenses	942,661	852,364
Other expenses	236,232	157,984
Net income	$453,552	$401,851
Basic earnings per share	$1.41	$1.45
Diluted earnings per share	$1.36	$1.38
The major factors affecting comparison of earnings and diluted earnings per share between 2004 and 2003 were:
•	The decrease in net interest margin from 3.42% in 2003 to 3.24% in 2004 due primarily to the flattening yield curve experienced in 2004 since replacement yields on new asset production are lower than yields on maturing assets. The growth in net interest income was driven by the increase in the balance of earning assets, which were primarily related to business acquisitions.

•	The adoption of EITF 04-8 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share”. This EITF was announced in draft form in the second quarter of 2004 and became effective in the fourth quarter of 2004. It required the potential dilution from contingently convertible debt be included in the calculation of diluted earnings per share upon the issuance of the debt and the after-tax impact of the interest expense on this debt be added back to net income for diluted earnings per share purposes. Sovereign issued redeemable securities in the first quarter of 2004. Prior period earnings per share were restated to the date of the issuance of this debt.

•	The debt extinguishment charges of $63.8 million and $29.8 million in 2004 and 2003, respectively. We felt it was prudent to redeem these high cost borrowings, even in light of the significant charges we incurred, since the borrowings could be replaced with lower cost borrowings which would improve net interest margin and net income in subsequent periods.

•	The other-than-temporary impairment charge of $32.1 million on FNMA and FHLMC Preferred Stock. This was one of the primary reasons net gains on securities was lower in 2004 compared with 2003.

•	The merger-related and integration charges of $46.4 million incurred in 2004 related to the First Essex and Seacoast acquisitions.

•	The decrease in provision for credit losses in 2004 of $35.0 million due to improved loan quality.

•	The continued growth in fee income in consumer and commercial banking due to loan and deposit growth.

•	The decreases in mortgage banking and capital markets revenues in 2004 of $34.6 million due primarily to the interest rate environment experienced in 2004 compared to the rate environment in 2003.

•	Increases in general and administrative expenses to support the growth in Sovereign’s franchise and continued investments in human resources and systems and increases related to business acquisitions.

     Net Interest Income. Net interest income for 2004 was $1.40 billion compared to $1.21 billion for 2003, or an increase of 16%. The increase in net interest income in 2004 was due to an increase in interest-earning assets, which were primarily related to business acquisitions. The increase in our assets was funded principally by the increase in low cost core deposits, repurchase agreements and other borrowings. Net interest margin (net interest income on a tax equivalent basis divided by average interest-earning assets) was 3.24% for 2004 compared to 3.42% for 2003. The decline in margin was driven by the flattening yield curve experienced in 2004 which resulted in reinvestment yields being lower than the yields on maturing assets, and to a lesser extent the reclassification of trust preferred securities expense to net interest margin. This margin compression was partially offset by lower funding costs from downward re-pricing of deposits and a reduced cost of borrowings.
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
Interest on total deposits was $303 million for 2004 compared to $321 million for 2003. The average balance of interest bearing deposits was $25.3 billion with an average cost of 1.20% for 2004 compared to an average balance of $22.9 billion with an average cost of 1.40% for 2003. Additionally, non-interest bearing deposits increased to an average balance of $4.7 billion in 2004 from $4.1 billion in 2003. The increase in the average balance was due primarily to business acquisitions and Sovereign’s ability to grow deposits as rates started to increase in mid-year. The decrease in average cost of deposits in 2004 is the result of Sovereign’s ability to reduce deposit rates in the declining interest rate environment.
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
     Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2004 was $127.0 million compared to $162.0 million for 2003. Included in 2004 results was a $6 million provision recorded in connection with the acquisition of First Essex to conform to Sovereign’s reserving methodology. The lower provision was driven by improving credit quality statistics in our loan portfolio, such as a 28% decline in non-performing loans, a decline in criticized loans, and a decline in performing classified loans compared to 2003. Additionally, net loan charge-offs have declined to $110.3 million or 17% compared to the prior year. The overall allowance as a percentage of loans outstanding has declined from 1.25% in 2003 to 1.12% in 2004. This is reflective of improvement in credit quality of the loan portfolios, reductions in classified and past due loans, as well as, loan growth that slightly favored consumer and residential loans portfolios where reserve requirements are generally lower than in commercial loan portfolios. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.
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
The ratio of net loan charge-offs to average loans, including loans held for sale, was .36% for 2004, compared to .55% for 2003. Commercial loan net charge-offs as a percentage of average commercial loans were .52% for 2004, compared to .89% for 2003. The consumer loans secured by real estate net charge-off rate was .05% for 2004, compared to .10% for 2003. The consumer loans not secured by real estate net charge-off rate was .89% for 2004 and .82% for 2003.
     Non-interest Income. Total non-interest income was $482 million for 2004 compared to $522 million for 2003. Several factors contributed to the decrease as discussed below.
Consumer banking fees were $242.6 million for 2004 compared to $208.8 million in 2003. This increase was primarily due to an increase in deposit fees of $23.7 million to $198.2 million in 2004 from expansion of our overall deposit base along with a favorable shift in mix from time to core deposit products, increased cross selling initiatives with existing customers and our First Essex and Seacoast acquisitions. During 2004, the Company continued to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.
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
     General and Administrative Expenses. Total general and administrative expenses were $943 million for 2004 compared to $852 million in 2003, or an increase of 11%. The increase in 2004 is primarily related to the First Essex and Seacoast acquisitions, as well as increased compensation and benefit costs associated with the hiring of additional team members. In addition, marketing and other administrative expenses have increased to support the growth in our franchise. Although general and administrative expenses have increased, Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and fees and other income) for 2004 was 50.3% compared to 51.3% for 2003, as net interest income and fees and other income have risen at a faster rate than general and administrative expenses.
     Other Expenses. Total other expenses were $236.2 million for 2004 compared to $158.0 million for 2003. Other expenses included amortization expense of core deposit intangibles of $72.6 million for 2004 compared to $73.8 million for 2003. Also the Company changed its method of accounting for trust preferred securities expenses beginning on July 1, 2003, to include these costs in interest expense and to classify these obligations in borrowings and other debt obligations on its consolidated balance sheet (see Note 1 to the Consolidated Financial Statements). Prior period amounts were not reclassified. As previously discussed, Sovereign incurred debt extinguishment losses of $63.8 million and $29.8 million in 2004 and 2003, respectively, and merger related expenses in connection with the acquisitions of First Essex and Seacoast of $46.4 million in 2004.
Additionally, during 2004 Sovereign recorded $20.9 million of expense related to its investment in the Synthetic Fuel Partnership which was recorded in equity method investments in our consolidated statement of operations. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships. As a result of the increasing significance of our equity method investment portfolio, Sovereign reclassified the income statement effects of these investments to other expenses in 2004. Prior period amounts were reclassified to conform to the 2004 presentation.
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

     Line of Business Results. Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making combined with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. The 2004 and 2003 results have been restated to reflect Sovereign’s new segments. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.
Mid-Atlantic Banking Division net interest income increased $44.1 million to $443.4 million in 2004. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits. The average balance of Mid-Atlantic loans was $4.4 billion with a yield of 4.98% versus $4.1 billion at a yield of 5.31% during 2004 and 2003, respectively. The average balance of deposits was $12.9 billion at a cost of 1.01% in 2004 compared to $13.0 billion at an average cost of 1.29% in 2003. The increase in non-interest income of $9.1 million to $120.2 million for 2004 was generated by deposit fees and loan fees, which grew in tandem with the increased level of deposits and loans. The provision for credit losses increased in 2004 to $29.3 million from $26.4 million in 2003 due to a higher level of charge-offs recorded in 2004. General and administrative expenses (including allocated corporate and direct support costs) increased from $302.2 million for 2003 to $316.4 million for 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.
New England Banking Division net interest income increased $134.4 million to $506.1 million in 2004. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits both of which were partially resulted from Sovereign’s 2004 acquisitions of Seacoast and First Essex. The average balance of New England Banking Division loans was $4.4 billion with a yield of 5.01% versus $3.1 billion at a yield of 4.95% during 2004 and 2003, respectively. The average balance of deposits was $15.9 billion at a cost of 0.98% in 2004 compared to $13.3 billion at an average cost of 1.12% in 2003. The increase in non-interest income of $32.5 million to $152.3 million for 2004 was generated by deposit fees and loan fees, which grew in tandem with the increased level of deposits and loans. The provision for credit losses declined in 2004 to $14.0 million from $15.3 million in 2003 due to the lower level of consumer loan charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $310.0 million for 2003 to $378.2 million for 2004. The increase in general and administrative expenses is due principally to Sovereign’s acquisition of Seacoast and First Essex in 2004 and continued investment in people and processes to support its expanding franchise.
Shared Services Consumer net interest income decreased $19.4 million to $288.2 million for 2004 compared to 2003. The decrease in net interest income was principally due to the flattening yield curve that was experienced in 2004. The average balance of Shared Services Consumer loans was $15.1 billion with a yield of 5.29% in 2004 versus $11.6 billion at a yield of 5.66% during 2003. Non-interest income has decreased by $9.0 million to $41.5 million principally from a decrease in loan fees and capital markets revenues. The provision for credit losses increased by $9.0 million in 2004 to $41.5 million compared to 2003 due to a higher level of net charge-offs in 2004. Mortgage banking revenues were lower in 2004 compared to 2003 due to decreased loan origination activity, since 2003 had high levels of origination activity from record-level mortgage refinancings generated from the historic low rates experienced in 2003. General and administrative expenses (including allocated corporate and direct support costs) increased from $105.3 million for 2003 to $106.0 million in 2004. The increase was due in part to increased costs to support the Shared Services Commercial Segment’s loan growth, as well as additional investment in the cash management and capital markets businesses.
Shared Services Commercial net interest income increased $21.5 million to $173.5 million in 2004. The increase in net interest income was principally due to loan growth, which was funded by an increase in the balance of low-cost deposits. The average balance of Shared Services Commercial loans was $7.0 billion with a yield of 4.74% versus $6.0 billion at a yield of 4.84% during 2004 and 2003, respectively. The average balance of deposits was $64.0 million at a cost of 4.08% in 2004 compared to $33.9 million at an average cost of 3.75% in 2003. The increase in non-interest income of $7.2 million to $96.2 million for 2004 was generated by deposit fees and loan fees, which grew in tandem with the increased level of deposits and loans. The provision for credit losses declined in 2004 to $25.5 million from $58.6 million in 2003 due to the lower level of loan charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $102.2 million for 2003 to $115.8 million for 2004. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.
The net loss before income taxes for Other increased from $107.6 million in 2003 to $211.9 million in 2004. Net interest expense decreased from $25.0 million in 2003 to $6.4 million for 2004 due to the increase in average balances on the investment portfolio. The Other segment includes net gains on securities of $15.1 million in 2004, as compared to $73.5 million recorded in 2003. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment. The 2004 and 2003 results also include a pre-tax loss of $63.8 million and $29.8 million on the extinguishment of debt. The 2004 results also include merger charges of $46.4 million related to the Seacoast and First Essex acquisitions. Finally, the Other segment included $20.9 million of expense associated with the Synthetic Fuel Partnership in 2004.

Critical Accounting Policies
MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. We have identified accounting for the allowance for loan losses, securitizations, goodwill and derivatives and hedging activities as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
The Company’s senior management has reviewed these critical accounting policies and estimates with its audit committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses and reserve for unfunded lending commitments are regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. Changes in these estimates could have a direct impact on the provision for credit losses recorded in the income statement and could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments and a discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.
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
     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $2.7 billion at December 31, 2005.
The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This statement provides that goodwill and other indefinite lived intangible assets will no longer be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets.
The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 required an initial impairment test within six months after adoption and annually thereafter. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. No charge for impairment of goodwill has been required under the provisions of SFAS No. 142 in 2005, 2004 or 2003.
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
     Derivatives and Hedging Activities. Sovereign uses various derivative financial instruments to assist in managing interest rate risk. Sovereign accounts for these derivative instruments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133). Under SFAS No. 133, derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.
     Fair value hedges result in the immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported in accumulated other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in current earnings during the period of change.
During 2005 and 2004, Sovereign had both fair value hedges and cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, Sovereign might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in Sovereign’s earnings. If Sovereign’s outstanding derivative positions that qualified as hedges at December 31, 2005 were no longer considered effective, and thus did not qualify as hedges, the impact in 2005 would have been to lower pre-tax earnings by approximately $34.3 million.
Recent Acquisitions
On January 21, 2005, Sovereign acquired Waypoint for approximately $953 million and the results of Waypoint are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. Waypoint was a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $4.3 billion and deposits of $2.9 billion. Waypoint operated 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. This acquisition has increased Sovereign’s market presence in many counties in Pennsylvania and has created new leading markets in certain counties in Maryland. Sovereign recorded merger related and intergration charges of $16.7 million pre-tax ($10.9 million after-tax), or $0.03 per diluted share in 2005.
On February 6, 2004, Sovereign closed the acquisition of First Essex for approximately $418 million and the results of First Essex are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $208 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 12.7 million shares of Sovereign’s common stock and the exchange of Sovereign stock options for existing First Essex options. The value of the common stock for accounting purposes was based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. First Essex had approximately $1.7 billion in assets and was headquartered in Andover, Massachusetts, with 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in New Hampshire. This acquisition fortified our presence in both of these states and gave us greater leverage in commercial and retail banking in these markets. Sovereign recorded merger-related and integration charges of $22.7 million pre-tax ($14.8 million after-tax), or $.04 per diluted share, in 2004. The majority of these charges related to closing Sovereign branch and office locations which will be serviced by acquired First Essex properties.
On July 23, 2004, Sovereign completed the acquisition of Seacoast, a commercial bank holding company headquartered in New Bedford, Massachusetts, and the results of Seacoast’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 36.2 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, with a combined value of $817.5 million and made cash payments of $256.2 million, to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three-day period preceding and subsequent to the closing date of the acquisition since the final consideration was subject to change based upon the value of Sovereign’s stock price immediately preceding the closing date of the transaction. The Seacoast acquisition added 67 banking offices throughout Southeastern Massachusetts. This acquisition has increased Sovereign’s market presence in the New England market place. Sovereign recorded merger related and integration charges of $23.7 million pre-tax ($15.4 million after-tax) or $.05 per diluted share in 2004. See Note 27 for additional details on the merger-related charges recorded by Sovereign on the First Essex, Seacoast and Waypoint acquisitions.
Pending Transactions
On October 24, 2005, Sovereign and Santander announced that they had entered into an Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”), which sets forth the terms and conditions pursuant to which, among other things, (i) Santander will purchase from Sovereign approximately 88 million shares of Sovereign’s common stock for $2.4 billion in cash, (ii) Santander can increase its ownership during the first two years following the closing, subject to certain standstill restrictions and regulatory limitations, and (iii) Santander can, after two years, subject to certain exceptions, acquire 100% of Sovereign in a negotiated transaction, subject to shareholder approval. On November 22, 2005, Sovereign and Santander approved certain amendments to the Investment Agreement. We expect this agreement to close in 2006. The proceeds of the investment will be used to acquire the common stock of Independence Community Bank Corp. (“Independence”) as discussed below. Additionally, Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist Sovereign with the funding of its acquisition of Independence.
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
Independence has approximately $19.1 billion in assets, $12.2 billion in net loans, $3.6 billion in investments, $10.9 billion in deposits, $5.6 billion of borrowings and other debt obligations and $2.3 billion of stockholders’ equity. Independence is headquatered in Brooklyn, New York, with 125 branches located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Management expects that this acquisition will fortify our presence as a leading banking company in the Northeast by connecting our Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. Sovereign expects to complete the merger in 2006; however, completion of the merger is subject to a number of customary conditions, including but not limited to, the receipt of required regulatory approvals. Shareholders of Independence approved the Merger Agreement on January 25, 2006.
Financial Condition
     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2005 was $43.8 billion, compared to $36.6 billion at December 31, 2004, and was comprised of $16.6 billion of commercial loans, $22.3 billion of consumer loans secured by real estate and $4.9 billion of consumer loans not secured by real estate. This compares to $13.9 billion of commercial loans, $18.1 billion of consumer loans secured by real estate, and $4.7 billion of consumer loans not secured by real estate at December 31, 2004.
Commercial loans grew by 20% during 2005 to $16.6 billion principally due to the Waypoint acquisition and loan origination activity. Consumer loans secured by real estate grew by 23% in 2005 to $22.3 billion as a result of business acquisitions, loan origination activity and loan purchases.
Table 4 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2005		2004		2003		2002		2001
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$7,209,180	16.5%	$5,824,133	15.9%	$4,702,046	18.0%	$4,386,522	18.9%	$3,211,062	15.7%
Commercial and industrial loans	9,426,466	21.5	8,040,107	21.9	6,361,640	24.3	5,940,234	25.6	5,402,971	26.4

Total Commercial Loans	16,635,646	38.0	13,864,240	37.8	11,063,686	42.3	10,326,756	44.5	8,614,033	42.1

Residential mortgages	12,462,802	28.4	8,497,496	23.2	5,074,684	19.4	4,347,512	18.7	5,005,219	24.5
Home equity loans and lines of credit	9,793,124	22.4	9,577,656	26.2	6,457,682	24.7	5,165,834	22.3	3,756,391	18.4

Total Consumer Loans secured by real estate (1)	22,255,926	50.8	18,075,152	49.4	11,532,366	44.1	9,513,346	41.0	8,761,610	42.8

Auto loans	4,434,021	10.1	4,205,547	11.5	3,240,383	12.4	3,038,976	13.1	2,733,106	13.4
Other	478,254	1.1	486,140	1.3	312,224	1.2	314,356	1.4	341,265	1.7

Total Consumer Loans	27,168,201	62.0	22,766,839	62.2	15,084,973	57.7	12,866,678	55.5	11,835,981	57.9

Total Loans	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%

Total Loans with:
Fixed rates	$26,141,411	59.7%	$21,145,915	57.7%	$15,171,129	58.0%	$13,599,898	58.6%	$12,875,742	63.0%
Variable rates	17,662,436	40.3	15,485,164	42.3	10,977,530	42.0	9,593,536	41.4	7,574,272	37.0

Total Loans	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%	$20,450,014	100.0%

(1)	In 2005, Sovereign began classifying its residential loans as a component of the consumer loan category to be consistent with industry presentation. Previously residential loans were a separate loan category. Prior periods have been reclassified to conform to the 2005 presentation.

Table 5 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2005 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2005, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$945,406	$2,870,968	$3,392,806	$7,209,180
Commercial and industrial loans	4,031,697	3,723,482	1,671,287	9,426,466

Total	$4,977,103	$6,594,450	$5,064,093	$16,635,646

Loans with:
Fixed rates	$384,507	$1,975,362	$1,626,322	$3,986,191
Variable rates	4,592,596	4,619,088	3,437,771	12,649,455

Total	$4,977,103	$6,594,450	$5,064,093	$16,635,646

     Investment Securities. Sovereign’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other non agency issuers and short duration CMO’s. Sovereign’s available for sale investment strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of the available for sale investment portfolio at December 31, 2005 was 3.62 years, versus 3.36 years at December 31, 2004.
In 2005, Sovereign decided to increase its exposure to the municipal bond market. Sovereign’s strategy is to purchase Aaa rated insured general obligation bonds which are classified as held to maturity. These bonds have a longer duration but provide attractive after-tax returns. Management intends to limit the Company’s exposure this sector to approximately twenty to thirty percent of the investment portfolio. Due to these changes, the effective duration of the held to maturity portfolio increased to 6.21 years at December 31, 2005, versus 4.67 years at December 31, 2004.
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
In the fourth quarter of 2004, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and Sovereign’s intent and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. Based on the events at these issuers at the end of 2004 and the anticipated interest rate environment expected in the near term at the time, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $32.1 million ($20.9 million after-tax or $0.06 per diluted share) to reflect the investments at their fair values. As of December 31, 2005, Sovereign held $859 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized loss of $13.6 million. These losses are primarily related to liquidity spreads due to negative events on the issuers of these securities and to a lesser extent market interest rates. These securities remain investment grade and both the duration and severity of loss are not significant. If the severity and duration of the losses increase or if the securities become non-investment grade, we may be required to write-down these securities in future periods. In January and February of 2006, liquidity spreads improved for these securities and as of March 2, 2006 these investment securities were in a net unrealized gain position of $1.7 million. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2005 were considered temporary.
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
In the second quarter of 2004 and the fourth quarter of 2003, the Company reclassified $1.4 billion and $2.1 billion of investments from available for sale to held to maturity. These investments, for which management intends and has the ability to hold to maturity, had an unrealized loss at the time of transfer of $46 million and $23 million, respectively. These unrealized losses will be amortized from accumulated other comprehensive income and into earnings over the life of the related investment securities. However, this reclassification does not have an impact on net interest income as the investments are amortized to par over the same period.
The actual maturities of the mortgage-backed securities held to maturity will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. No impairment associated with held-to-maturity securities was recorded in 2005, 2004 or 2003.

Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2005 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2005	2004	2003
Investment securities available for sale:
U.S. Treasury and government agencies	$1,170,613	$1,010,186	$1,449,929
FNMA, FHLMC, and FHLB securities	3,173,878	3,385,090	5,804,507
State and municipal securities	4,468	5,292	20,132
Other securities	2,909,443	2,664,811	2,483,740

Total investment securities available for sale	$7,258,402	$7,065,379	$9,758,308

Investment securities held to maturity:
U.S. Treasury and government agencies	$106,881	$126,654	$127,007
FNMA, FHLMC, and FHLB securities	1,940,582	1,952,010	1,577,107
State and municipal securities	1,752,739	824,331	754,240
Other securities	847,425	1,001,324	57,998

Total investment securities held to maturity	$4,647,627	$3,904,319	$2,516,352

Investments in FHLB stock	651,299	577,179	344,311

Total investment portfolio	$12,557,328	11,546,877	12,618,971

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2005
	Amortized	Fair
	Cost	Value
Structured Asset Securities Corporation	$1,032,770	$1,000,034
Wells Fargo	656,121	640,820
GNMA	1,165,836	1,136,591
FNMA	2,229,641	2,167,418
FHLMC	2,789,161	2,708,781
FHLB	786,801	786,493

Total	$8,660,330	$8,440,137

     Goodwill and Intangible Assets. Goodwill and other intangible assets increased to $2.9 billion at December 31, 2005, from $2.4 billion in 2004. Goodwill and other intangibles represented 4.6% of total assets and 50% of stockholders’ equity at December 31, 2005, and are comprised of goodwill of $2.7 billion and core deposit intangible assets of $214.0 million. The increase in goodwill was due to the acquisition of Waypoint that closed during 2005. Core deposit intangibles decreased to $214.0 million at December 31, 2005 from $256.7 million at December 31, 2004. This decrease was a result of core deposit intangible amortization of $73.8 million in 2005, which was partially offset by core deposit intangible assets of $31.1 million recorded in connection with the Waypoint acquisition.
Sovereign establishes core deposit intangibles (CDI) in instances where core deposits are acquired in purchase business combinations. Sovereign determines the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The CDI associated with our various acquisitions are being amortized over the expected life of the underlying deposits, which is for periods up to 10 years.
     Other Assets. Other assets at December 31, 2005 were $2.0 billion compared to $1.7 billion at December 31, 2004. Included in other assets at December 31, 2005 and December 31, 2004 were $499 million and $431 million of precious metal financings and other assets associated with our precious metals business, respectively, $337 million and $211 million, respectively, of prepaid assets, $233 million and $221 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $215 million and $106 million, respectively.
     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign also issues wholesale deposit products such as brokered deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2005 were $38.0 billion, compared to $32.6 billion at December 31, 2004. The increase is attributable to Sovereign’s acquisition of Waypoint and the Company’s decision to increase its reliance on time deposit funding in 2005 due to market rate increases on overnight borrowings. Core deposits increased in 2005 by $1.2 billion while time deposits increased by $4.2 billion. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin in a prior section of this MD&A.
     Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2005 were $18.7 billion, compared to $16.1 billion at December 31, 2004. We increased our level of borrowings in 2005 to fund earning asset growth.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2005	2004	2003
Securities sold under repurchase agreements:
Balance	$189,112	$613,239	$1,793,391
Weighted average interest rate at year-end	4.19%	2.76%	1.13%
Maximum amount outstanding at any month-end during the year	$942,799	$2,827,482	$2,528,000
Average amount outstanding during the year	$395,940	$1,789,931	$1,832,662
Weighted average interest rate during the year	3.31%	1.75%	0.41%
Federal Funds Purchased:
Balance	$819,000	$970,100	$400,000
Weighted average interest rate at year-end	4.18%	2.29%	0.97%
Maximum amount outstanding at any month-end during the year	$1,215,593	$1,244,160	$550,000
Average amount outstanding during the year	$940,100	$930,495	$217,739
Weighted average interest rate during the year	3.33%	1.62%	1.06%
FHLB advances:
Balance	$13,295,493	$10,623,394	$6,755,330
Weighted average interest rate at year-end	4.46%	3.80%	3.55%
Maximum amount outstanding at any month-end during the year	$14,023,128	$10,623,394	$7,443,954
Average amount outstanding during the year	$12,123,306	$9,132,898	$5,948,085
Weighted average interest rate during the year	4.09%	3.79%	4.94%
Senior Credit Facility:
Balance	$—	$50,000	$50,000
Weighted average interest rate at year-end	0.00%	3.60%	2.67%
Maximum amount outstanding at any month-end during the year	$300,000	$250,000	$120,000
Average amount outstanding during the year	$151,164	$127,295	$78,132
Weighted average interest rate during the year	4.41%	3.30%	6.37%
Asset-Backed Floating Rate Notes:
Balance	$1,971,000	$1,971,000	$1,571,074
Weighted average interest rate at year-end	2.50%	0.54%	(0.16)%
Maximum amount outstanding at any month-end during the year	$1,971,000	$1,971,000	$1,573,409
Average amount outstanding during the year	$1,971,000	$1,581,974	$936,273
Weighted average interest rate during the year	1.91%	0.31%	1.47%
Senior Notes:
Balance	$797,916	$299,500	$595,790
Weighted average interest rate at year-end	4.76%	2.74%	7.95%
Maximum amount outstanding at any month-end during the year	$797,916	$815,626	$905,715
Average amount outstanding during the year	$466,088	$501,100	$660,144
Weighted average interest rate during the year	4.30%	6.84%	8.02%
Subordinated Notes:
Balance	$772,063	$782,139	$775,266
Weighted average interest rate at year-end	5.27%	3.94%	3.02%
Maximum amount outstanding at any month-end during the year	$798,535	$793,724	$785,022
Average amount outstanding during the year	$781,627	$776,980	$514,153
Weighted average interest rate during the year	4.72%	3.50%	3.87%
Junior Subordinated Debentures to Capital Trusts: (1)
Balance	$876,313	$830,756	$256,752
Weighted average interest rate at year-end	8.09%	7.22%	5.79%
Maximum amount outstanding at any month-end during the year	$886,434	$902,597	$256,752
Average amount outstanding during the year	$877,730	$751,781	$103,814
Weighted average interest rate during the year	7.38%	7.03%	7.74%

(1)	Effective July 1, 2003, Sovereign reclassified these obligations to liabilities.
Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to Sovereign’s borrowings.

During the third quarter of 2005, Sovereign issued $200 million of 3.5 year, floating rate Senior notes and $300 million of 5 year non-callable, fixed rate Senior notes at 4.80%. The floating rate notes bear interest at a rate of 3 month LIBOR plus 28 basis points (adjusted quarterly) and mature on March 1, 2009. The fixed rate notes mature on September 1, 2010. The proceeds of the offering were used to pay off $225 million of a line of credit at LIBOR plus 90 basis points, provide additional holding company cash for a previously announced stock repurchase program, enhance the short-term liquidity of the company, and for general corporate purposes.
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
Holders may convert each of their Trust PIERS into 1.632 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock (which initially is $30.67 per share) over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period.
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
Effective July 1, 2003, the Company changed its accounting policy for Trust Preferred Securities and reclassified these obligations from “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding junior subordinated debentures of Sovereign” to “Borrowings and other debt obligations.” In addition, effective December 31, 2003, Sovereign adopted FASB Interpretation No. 46 which required the Company to deconsolidate the special purpose entities which issued the Trust Preferred Securities. At December 31, 2005, Sovereign has outstanding $876.3 million ($1.2 billion redemption value) of junior subordinated debentures to capital trusts. The difference between carrying amount and redemption value of the junior subordinated debentures issued to the capital trusts is being accreted into expense over the life of the securities using the effective interest method. See Note 12 for further discussion.
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

The senior credit facility with Bank of Scotland consists of a $400 million, 364-day revolving line of credit at the holding company. The revolving line provides $400 million of capacity through December 2006. There was no amount outstanding under the revolving line at December 31, 2005. During the fourth quarter of 2005, Sovereign renegotiated the terms of this credit facility. This amendment provided for a change in the commitment termination date, reduced the applicable margin and reduced the commitment fee. The commitment on the $400 million revolving line is based on a 364-day term with an option to extend for an additional 364-day period. The applicable margin was reduced from Libor plus 0.90% to Libor plus 0.85% based upon Sovereign’s Long-Term Debt Rating (S&P/Moody’s). The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2005 and 2004.
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
In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2005, off-balance sheet QSPEs had $1.3 billion of assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $108 million at December 31, 2005, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond retained interests and servicing rights inherent in the QSPEs. At December 31, 2005, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 22 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.
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
Sovereign’s loan portfolio composition has shifted slightly as the portfolio was 50.8% consumer secured by real estate, 11.2% consumer not secured by real estate and 38.0% commercial at December 31, 2005, compared to 49.4% consumer secured by real estate, 12.8% consumer not secured by real estate and 37.8% commercial at December 31, 2004.
The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses Sovereign’s strategies for managing the related credit risk.
     Commercial Loans. Commercial loans principally represent commercial real estate loans, loans to commercial and industrial customers, automotive dealer floor plan loans, and loans to auto lessors. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.
     Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2005 and 2004, 8% and 7% of the commercial loan portfolio was unsecured.

     Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. Additionally, purchased consumer home equity loans are generally reunderwritten by Sovereign prior to being acquired. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted or purchased in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse.
     Consumer Loans Not Secured by Real Estate. Credit risk in the auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. The portion of the entire consumer portfolio at December 31, 2005 and 2004, which is unsecured was .5% and .6%, respectively.
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
     Non-performing Assets. At December 31, 2005, Sovereign’s non-performing assets were $205.6 million, compared to $160 million at December 31, 2004. Non-performing assets as a percentage of loans was .32% at December 31, 2005 which was relatively consistent with the prior year level of ..29%. These ratios are very low compared to our historical levels as the Company continues to see favorable credit quality. Non-performing commercial and commercial real estate loans increased in 2005 by $20 million to $100.4 million; and is principally a result of commercial loan growth in 2005 as nonperforming commercial and commercial real estate loans as a percentage of commercial and commercial real estate loans is consistent between years. Non-performing home equity loans and lines of credit increased in 2005 by $28.7 million to $55.5 million; this increase is due to growth in the average home equity loans and lines of credit portfolio of 30%.
Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status. Consumer loans secured by real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2005	2004	2003	2002	2001
Non-accrual loans:
Consumer
Residential	$30,393	$33,656	$38,195	$36,849	$76,737
Home Equity loans and lines of credit	55,543	26,801	29,370	30,329	24,496
Auto loans and other consumer loans	2,389	1,220	1,551	2,515	3,536

Total consumer loans	88,325	61,677	69,116	69,693	104,769

Commercial	68,572	54,042	83,976	122,504	100,993
Commercial real estate	31,800	26,757	45,053	38,302	18,776

Total non-accrual loans	188,697	142,476	198,145	230,499	224,538
Restructured loans	777	1,097	1,235	893	1,280

Total non-performing loans	189,474	143,573	199,380	231,392	225,818

Real estate owned	11,411	12,276	17,016	19,007	12,076
Other repossessed assets	4,678	4,247	4,051	6,663	6,852

Total other real estate owned and other repossessed assets	16,089	16,523	21,067	25,670	18,928

Total non-performing assets	$205,563	$160,096	$220,447	$257,062	$244,746

Past due 90 days or more as to interest or principal and accruing interest	$54,794	$38,914	$36,925	$40,500	$54,599
Net loan charge-off rate to average loans	.20%	.36%	.55%	.58%	.42%
Non-performing assets as a percentage of total assets	.32	.29	.51	.65	.69
Non-performing loans as a percentage of total loans	.43	.39	.76	1.00	1.11
Non-performing assets as a percentage of total loans and other real estate owned	.47	.44	.84	1.11	1.20
Allowance for credit losses as a percentage of total non-performing assets (1)	213.0	255.3	148.7	116.2	108.1
Allowance for credit losses as a percentage of total non-performing loans (1)	231.1	284.7	164.5	129.1	117.2

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans that are past due 90 days or more and still accruing interest increased from $38.9 million at December 31, 2004 to $54.8 million at December 31, 2005. Ninety-day consumer secured by real estate loan delinquencies increased by $14.9 million. Ninety-day delinquencies increased in the auto and other consumer category by $1.0 million.
     Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $57.2 million and $39.1 million at December 31, 2005 and 2004, respectively.

     Delinquencies. Sovereign’s loan delinquencies (all performing loans 30 or more days delinquent) at December 31, 2005 were $469 million, an increase from $325 million at December 31, 2004. As a percentage of total loans, performing delinquencies were 1.07% at December 31, 2005, an increase from .89% at December 31, 2004. Consumer secured by real estate performing loan delinquencies increased from $221 million to $338 million during the same time periods, and increased as a percentage of total consumer secured by real estate loans from 1.22% to 1.52%. Consumer not secured by real estate performing loan delinquencies increased from $65 million to $74 million and increased as a percentage of total consumer loans from 1.38% to 1.50%. Commercial performing loan delinquencies increased from $39 million to $57 million, and also increased as a percentage of total commercial loans from 0.28% to 0.34%. The reason for the increase in consumer loans, primarily those secured by real estate, arose from changes in the method of delinquency reporting for a segment of the portfolio, and decreases in overall credit quality at year-end compared to the robust quality of previous periods. Commercial loans has increased modestly and is due late payments in the early stages of delinquency and are not necessarily indicators of emerging credit issues.
Allowance for Credit Losses
Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2005, Sovereign’s total allowance was $419.6 million.
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
The allowance recorded for our consumer portfolio is based on an analysis of product mix, risk composition of the portfolio, collateral coverage and bankruptcy experiences, economic conditions and historical and expected delinquency and past and anticipated charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated inherent losses in this portfolios.
The allowance recorded for commercial loans is based on an analysis of the individual credits and relationships and is separated into two parts, the specific allowance and the class allowance. The specific allowance element of the commercial loan allowance is based on a regular analysis of classified commercial loans where certain inherent weaknesses exist, loans regulatory rated substandard through loss. This analysis is performed by the Managed Asset Division, where loans with recognized deficiencies are administered. This analysis is periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations, and, if applicable, guarantor capacity and other sources of repayment. Specific reserves are also evaluated by Commercial Asset Review and Credit Risk Management.
The class allowance element of the commercial loan allowance is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are updated quarterly and are based primarily on actual historical loss experience and an analysis of product mix, risk composition of the portfolio, underwriting trends and growth projections, collateral coverage and bankruptcy experiences, economic conditions, historical and expected delinquency and anticipated loss rates for each group of loans. Management revises the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification. As a result of continued favorable loss experience and lower charge-off levels in 2005, certain class allowance factors, primarily commercial, were adjusted downward during 2005 to reflect historical and projected loss rates. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.
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
Reserve for Unfunded Lending Commitments
In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in Other Liabilities on the Consolidated Balance Sheet. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $18.2 million at December 31, 2005 increased $0.5 million from $17.7 million at December 31, 2004, primarily due to changes in the amounts of unfunded commitments during these time periods.
Table 10 summarizes Sovereign’s allowance for credit losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allocated allowances:
Commercial loans	$220,314	38%	$209,587	38%	$192,454	42%	$193,528	44%	$161,075	42%
Consumer loans secured by real estate	142,728	51	121,311	49	79,968	44	65,671	41	59,619	43
Consumer loans not secured by real estate	50,557	11	50,167	13	29,774	14	23,235	15	22,305	15
Unallocated allowance	6,000	n/a	9,938	n/a	13,594	n/a	5,584	n/a	12,154	n/a

Total allowance for loan losses	$419,599	100%	$391,003	100%	$315,790	100%	$288,018	100%	$255,153	100%

Reserve for unfunded lending commitments (1)	18,212		17,713		12,104		10,732		9,514

Total allowance for credit losses	$437,811		$408,716		$327,894		$298,750		$264,667

(1)	In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented in prior years have been reclassified to conform to the presentation in 2005.

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $209.6 million at December 31, 2004 to $220.3 million at December 31, 2005 due to 20% growth in the commercial loan portfolio as a result of the Waypoint acquisition. As a percentage of the total commercial portfolio, the allowance decreased from 1.51% to 1.32%. This decrease was due primarily to decreases in criticized assets. Additionally, as a result of continued favorable loss experience and lower charge-offs in 2005, certain class allowance factors were adjusted in 2005 to reflect historical and projected loss rates which resulted in a reduction of the allowance for loan losses. During 2005, net charge-offs in this portfolio totaled $27.8 million, as compared to $64.7 million in 2004; and, net charge-offs decreased from .52% to .18% of the respective average portfolio. Non-performing commercial loans have increased by 24% in 2005 compared to 2004, which was in line with the 20% increase in this portfolio during this same time period.
     Consumer Loans Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased from $121.3 million at December 31, 2004 to $142.7 million at December 31, 2005 or 18%. The allowance increase is consistent with the overall growth in the consumer loan secured by real estate portfolio which increased 23% in 2005. Additionally, as a result of continued favorable loss experience, lower charge-off experience in 2005 and improved credit risk identification, analysis and loss estimation, certain class allowance factors were adjusted in 2005 to reflect historical and projected loss rates which resulted in a reduction of the allowance for loan losses.
     Consumer Loans Not Secured by Real Estate Portfolio. The allowance for the consumer loans not secured by real estate portfolio increased slightly from $50.2 million at December 31, 2004 to $50.6 million at December 31, 2005. The allowance for the consumer not secured by real estate portfolio remained relatively consistent, due to their being only minimal loan growth in this portfolio.
     Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance decreased from $9.9 million at December 31, 2004 to $6.0 million at December 31, 2005, due to the improving credit quality of our portfolio. As a percentage of the total reserve, the unallocated portion decreased from 2.5% to 1.4%. Management believes the overall decrease in the unallocated reserve is warranted due to improved credit risk identification, analysis and loss estimation. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
Bank Regulatory Capital
Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum leverage capital ratio equal to 3% of tangible assets and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% of risk-adjusted assets. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. For a detailed discussion on regulatory capital requirements, see Note 15 in the Notes to Consolidated Financial Statements.
Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2005. It also presents capital ratios for Sovereign Bancorp, Inc.
Table 11: Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2005	Requirement	Requirement
Tangible capital to tangible assets	6.84%	2.00%	None
Tier 1 leverage capital to tangible assets	6.84	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	8.21	4.00	6.00
Total risk-based capital to risk adjusted assets	10.66	8.00	10.00

	Sovereign Bancorp	Sovereign Bancorp
	December 31, 2005(1)	December 31, 2004(1)
Tier 1 leverage capital ratio	6.68%	7.05%
Tangible equity to tangible assets, excluding AOCI (2)	5.05%	5.25%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2)	Accumulated other comprehensive income

Liquidity and Capital Resources
Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2005, Sovereign had $6.1 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits and issue public debt and equity securities in the local and national markets, FHLB borrowings, wholesale deposit purchases, federal funds purchased, reverse repurchase agreements, and the capability to securitize or package loans for sale.
Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $750 million in 2005, $130 million in 2004, and $610 million in 2003. Sovereign also has approximately $226 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets at December 31, 2005.
As discussed in other sections of this document, including Item 1, Business, and in Note 15 to the Consolidated Financial Statements, Sovereign Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders. Sovereign paid dividends totaling $61 million to its common shareholders in 2005.
Cash and cash equivalents decreased $29 million in 2005. Net cash provided by operating activities was $1.1 billion for 2005. Net cash used by investing activities for 2005 was $5.0 billion and consisted primarily of the purchase of $4.9 billion in investment securities and $6.1 billion of loans offset by the proceeds from sales, repayments and maturities of investment securities and the sale of loans of $4.6 billion and $7.5 billion, respectively. We also had a net change in loans other than purchases and sales of $5.9 billion. Net cash provided by financing activities for 2005 was $3.9 billion, which was primarily due to a net increase in deposits and other customer deposits and borrowings and other debt obligations of $2.5 billion and $1.4 billion, respectively. See the consolidated statement of cash flows for further details on our sources and uses of cash.
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
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Borrowings and other debt obligations:
Securities sold under repurchase agreements (1)	$191,561	$156,329	$35,232	$—	$—
FHLB advances (1)	14,940,073	8,315,772	1,852,781	1,591,381	3,180,139
Fed Funds (1)	819,000	819,000	—	—	—
Other debt obligations (1)(2)	4,261,172	410,617	1,695,235	669,119	1,486,201
Junior subordinated debentures to Capital Trusts (1)(2)	2,989,535	67,376	135,037	135,457	2,651,665
Certificates of deposit (1)	12,025,589	9,183,806	2,173,885	494,247	173,651
Investment partnership commitments (3)	65,337	38,238	23,235	3,643	221
Business acquisitions (4)	3,585,371	3,585,371	—	—	—
Operating leases	545,673	77,843	130,929	88,176	248,725

Total contractual cash obligations	$39,423,311	$22,654,352	$6,046,334	$2,982,023	$7,740,602

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

(4)	Amount represents estimated purchase price to acquire all of the outstanding common stock of Independence. Part of the funding for this acquisition will be received from the proceeds we anticipate receiving from Santander in which they will be acquiring approximately 88 million shares of Sovereign’s common stock for $2.4 billion. Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist with the acquisition of Independence. The acquisition of Independence and the transaction with Santander are anticipated to close in 2006. For additional details see Note 28.
Excluded from the above table are deposits of $26.6 billion that are due on demand by customers.
Sovereign’s senior credit facility requires Sovereign to maintain specified financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2005, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross default provisions in such senior credit facility, if more than $5.0 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder.
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
OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Commitments to extend credit	$14,576,983	$7,192,678	$2,801,764	$2,284,686	$2,297,855	(1)
Standby letters of credit	2,831,954	747,282	819,296	1,159,705	105,671
Loans sold with recourse	7,359	—	—	—	7,359
Forward buy commitments (2)	2,829,704	2,829,704	—	—	—

Total commercial commitments	$20,246,000	$10,769,664	$3,621,060	$3,444,391	$2,410,885

(1)	Of this amount, $2.1 billion represents the unused portion of home equity lines of credit.

(2)	Of this amount, $2.2 billion represents commitments to purchase mortgage loans in January 2006.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by	increase/(decrease) to net
the amounts below at December 31, 2005	interest income would result
Up 100 basis points	(0.54)%
Up 200 basis points	(1.86)%
Down 100 basis points	(1.93)%
Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa.

As of December 31, 2005, the one year cumulative gap was (3.87)%, compared to 1.65% at December 31, 2004. As we approach the end of the Federal Reserve interest rate tightening cycle, management has adjusted its target for managing its interest rate risk position from asset sensitive to neutral/slightly liability sensitive.
Finally, Sovereign calculates the market value of its balance sheet, including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Management calculates a Net Portfolio Value (NPV), which is the market value of assets minus the market value of liabilities. The table below discloses the estimated sensitivity to Sovereign’s NPV ratio based on changes to interest rates.
The table below discloses the estimated sensitivity to Sovereign’s NPV ratio based on changes to interest rates

If interest rates changed in parallel by	The following would be the estimated NPV ratio at
the amounts below at December 31, 2005	December 31, 2005
Base	12.38%
Up 200 basis points	11.82%
Up 100 basis points	12.16%
Down 100 basis points	12.37%
Down 200 basis points	12.00%
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
As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities that are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline that are originated for sale.
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

Table 12 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2005. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):
Table 12: Gap Analysis

	AT DECEMBER 31, 2005 REPRICING
	Year One	Year Two	Year Three	Year Four	Year Five	Thereafter	Total
Interest earning assets:
Investment securities(1)(2)	$3,005,816	$1,024,607	$846,235	$721,301	$810,116	$6,325,592	$12,733,667
Loans	21,614,575	5,884,698	4,225,667	2,892,382	2,002,888	7,183,637	43,803,847

Total interest earning assets	$24,620,391	$6,909,305	$5,071,902	$3,613,683	$2,813,004	$13,509,229	$56,537,514

Non-interest earning assets	3,013,486	909,465	909,465	909,465	909,465	489,866	7,141,212

Total assets	$27,633,877	$7,818,770	$5,981,367	$4,523,148	$3,722,469	$13,999,095	$63,678,726

Interest bearing liabilities:
Deposits	$17,713,844	$3,361,498	$2,821,564	$2,434,510	$2,172,849	$9,473,441	$37,977,706
Borrowings	12,590,960	1,137,158	643,756	777,659	417,843	3,153,521	18,720,897

Total interest bearing liabilities	$30,304,804	$4,498,656	$3,465,320	$3,212,169	$2,590,692	$12,626,962	$56,698,603

Non-interest bearing liabilities	963,764	—	—	—	—	—	963,764
Minority Interest	—	—	—	—	—	205,660	205,660
Stockholders’ equity	—	—	—	—	—	5,810,699	5,810,699

Total liabilities and stockholders’ equity	$31,268,568	$4,498,656	$3,465,320	$3,212,169	$2,590,692	$18,643,321	$63,678,726

Excess assets (liabilities) before effect of hedging transactions	$(3,634,691)	$3,320,114	$2,516,047	$1,310,979	$1,131,777	$(4,644,226)

To total assets	(5.71)%	5.21%	3.95%	2.06%	1.78%	(7.29)%
Cumulative excess assets (liabilities) before effect of hedging transactions	$(3,634,691)	$(314,577)	$2,201,470	$3,512,449	$4,644,226	$—

To total assets	(5.71)%	(0.49)%	3.46%	5.52%	7.29%	0.00%
Effect of hedging transactions on assets and liabilities	$1,168,542	$(480,778)	$(838,470)	$(108,572)	$55,331	$203,947

Excess assets (liabilities) after effect of hedging transactions	$(2,466,149)	$2,839,336	$1,677,577	$1,202,407	$1,187,108	$(4,440,279)

To total assets	(3.87)%	4.46%	2.63%	1.89%	1.86%	(6.97)%
Cumulative excess assets (liabilities) after effect of hedging transactions	$(2,466,149)	$373,187	$2,050,764	$3,253,171	$4,440,279	—

To total assets	(3.87)%	0.59%	3.22%	5.11%	6.97%

(1)	Includes interest-earning deposits.

(2)	Investment securities include market rate payment and repayment assumptions.

Table 13 presents selected quarterly consolidated financial data (in thousands, except per share data):
Table 13: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
Total interest income	$799,456	$748,466	$709,801	$661,056	$624,188	$585,549	$514,644	$499,763
Total interest expense	407,793	352,901	306,926	262,878	237,176	222,599	182,605	176,947

Net interest income	391,663	395,565	402,875	398,178	387,012	362,950	332,039	322,816
Provision for credit losses	26,000	20,000	22,000	22,000	27,000	25,000	32,000	43,000

Net interest income after provision for credit loss	365,663	375,565	380,875	376,178	360,012	337,950	300,039	279,816
(Loss)/gain on investment securities, net	(1,296)	1,675	3,355	7,979	(24,728)	20,247	829	17,881
Total fees and other income	171,465	171,008	158,851	133,435	126,492	108,277	124,246	109,054
General and administrative and other expenses	321,797	309,456	300,477	320,903	287,757	366,762	252,640	271,734

Income before income taxes	214,035	238,792	242,604	196,689	174,019	99,712	172,474	135,017
Income tax provision	48,540	57,749	59,133	50,538	36,590	17,170	41,120	32,790

Net income (1)	$165,495	$181,043	$183,471	$146,151	$137,429	$82,542	$131,354	$102,227
Contingently convertible debt expense, net of tax	6,354	6,344	6,335	6,394	6,318	6,310	6,300	2,285

Net Income for EPS purposes	$171,849	$187,387	$189,806	$152,545	$143,747	$88,852	$137,654	$104,512

Earnings per share:
Basic	$0.46	$0.50	$0.50	$0.40	$0.40	$0.25	$0.43	$0.34

Diluted	$0.44	$0.48	$0.47	$0.38	$0.38	$0.24	$0.41	$0.33

Market prices
High	$23.49	$24.72	$22.70	$23.73	$22.61	$22.48	$22.10	$24.51
Low	20.63	21.69	20.13	21.89	21.14	20.48	19.51	20.37
Dividends declared per common share	0.060	0.040	0.040	0.030	0.030	0.030	0.030	0.025

(1)	Net income in 2005 included after-tax merger related charges of $15.1 million for the three-month period ended March 31, 2005 and merger charge reversals of $5.5 million and $1.3 million for the three–month periods ended June 30, 2005 and September 30, 2005, respectively. Net income in 2004 included after-tax charges of $20.9 million for an other-than-temporary impairment on certain investment securities for the three-month period ended December 31, 2004, $42.6 million of debt extinguishment charges and $18.2 million of merger-related charges related to the Seacoast acquisition for the three-month period ended September 30, 2004 and $15.3 million of merger-related charges related to the First Essex acquisition for the three-month period ended March 31, 2004. See Results of Operations section of Management’s Discussion and Analysis.

2005 Fourth Quarter Results
Net income for the fourth quarter of 2005 was $165.5 million, or $0.44 per diluted share, which was $15.5 million or $0.04 per diluted share lower than the third quarter and increased from the fourth quarter 2004 reported amount of $137.4 million, or $0.38 per diluted share. Several items contributed to the $0.04 decline quarter to quarter. The decrease was due to the flattening yield curve as well as $5.8 million proxy and related professional fees charged in the fourth quarter and a $6 million increase in the provision for loan losses due to average annualized loan growth from the third quarter of 11%, as well as a result of increased charge-offs of $3.7 million from the third quarter. Additionally, the third quarter results included a $3.2 million reduction of merger-related expenses. The fourth quarter of 2004 results included the previously mentioned other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The returns on average equity and average assets were 11.49% and 1.03%, respectively, for the fourth quarter of 2005, compared to 12.61% and 1.17%, respectively, for the third quarter of 2005, and 11.16% and 1.0%, respectively, for the fourth quarter of 2004. The improvement in year-over-year fourth quarter net income was driven primarily by higher non-interest income of $45.0 million. This increase was primarily related to higher mortgage banking revenues due to higher gains on the sale of home equity and mortgage loans of $22.7 million as well as a reduction in investment security losses due to the previously mentioned other-than-temporary impairment on FNMA and FHLMC preferred stock recorded in the fourth quarter of 2004 and a $17 million increase in commercial fees which included $5.5 million of gains related to the 2005-1 dealer floor plan securitization. See Note 22 for additional details on this securitization.
Net interest margin for the fourth quarter of 2005 was 2.93%, compared to 3.04% from the third quarter of 2005, and 3.29% in the fourth quarter of 2004. The decrease in margin in the fourth quarter of 2005 compared to the third quarter was due to the flattening yield curve that was experienced in 2005 which has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted.
General and administrative expenses for the fourth quarter of 2005 were $281.8 million, compared to $276.9 million in the third quarter and $257.3 million in the fourth quarter of 2004. The primary reason for the increases are related to higher expenses associated with supporting our growing franchise which includes the impact of our Waypoint, Seacoast and First Essex acquisitions.
The effective income tax rate for the fourth quarter of 2005 was 22.7% compared to 24.2%, in the third quarter of 2005 and 21.0% in the fourth quarter of 2004. The effective tax rate for the fourth quarter of 2004 was benefited by the previously discussed investment impairment charge.
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
Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2005, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2005, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ Jay S. Sidhu	/s/ Mark R. McCollom

Jay S. Sidhu	Mark R. McCollom
Chairman, President and	Chief Financial Officer and
Chief Executive Officer	Executive Vice President

/s/ Larry K. Davis	/s/ Thomas D. Cestare

Larry K. Davis	Thomas D. Cestare
Corporate Controller	Chief Accounting Officer and
and Senior Vice President	Senior Vice President

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.
We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Sovereign’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in 2003 Sovereign changed its method of accounting for trust preferred security obligations.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovereign’s internal control over financial reporting as of December 31, 2005, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 16, 2006

Report of Independent Registered Public Accounting Firm
On Effectiveness of Internal Control Over Financial Reporting
THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.
We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, that the Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovereign Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovereign Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovereign Bancorp as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 16, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 16, 2006

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2005	2004
Assets
Cash and amounts due from depository institutions	$1,131,936	$1,160,922
Investment securities available for sale	7,258,402	7,065,379
Investment securities held to maturity (fair value of $4,561,397 in 2005 and $3,889,002 in 2004)	4,647,627	3,904,319
Other investments	651,299	577,179
Loans (including loans held for sale of $311,578 in 2005 and $137,478 in 2004)	43,803,847	36,631,079
Allowance for loan losses	(419,599)	(391,003)

Net loans	43,384,248	36,240,076

Premises and equipment	412,017	353,337
Accrued interest receivable	286,300	226,012
Goodwill	2,716,826	2,125,081
Core deposit intangibles, net of accumulated amortization of $519,380 in 2005 and $445,559 in 2004	213,975	256,694
Bank owned life insurance	1,018,125	885,807
Other assets	1,957,971	1,694,220

Total Assets	$63,678,726	$54,489,026

Liabilities
Deposits and other customer accounts	$37,977,706	$32,555,518
Borrowings and other debt obligations	18,720,897	16,140,128
Advance payments by borrowers for taxes and insurance	49,313	30,542
Other liabilities	914,451	570,560

Total Liabilities	57,662,367	49,296,748

Minority interest-preferred securities of subsidiaries	205,660	203,906

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock; no par value; 800,000,000 shares authorized; 382,582,202 issued in 2005 and 350,261,512 in 2004	3,657,543	2,949,870
Warrants and employee stock options issued	337,346	317,842
Unallocated common stock held by the Employee Stock Ownership Plan (2,957,285 shares in 2005 and 3,285,872 shares in 2004, at cost)	(21,396)	(23,707)
Treasury stock (21,606,549 shares in 2005 and 1,200,470 shares in 2004, at cost)	(478,734)	(19,136)
Accumulated other comprehensive loss	(170,798)	(108,092)
Retained earnings	2,486,738	1,871,595

Total Stockholders’ Equity	5,810,699	4,988,372

Total Liabilities and Stockholders’ Equity	$63,678,726	$54,489,026

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)	2005	2004	2003
Interest Income:
Interest-earning deposits	$8,756	$4,734	$2,141
Investment securities:
Available for sale	359,692	492,682	577,481
Held to maturity	189,059	152,680	27,123
Other	18,058	8,789	7,216
Interest on loans	2,343,214	1,565,259	1,315,790

Total interest income	2,918,779	2,224,144	1,929,751

Interest Expense:
Deposits and other customer accounts	624,590	303,045	320,689
Borrowings and other debt obligations	705,908	516,282	403,434

Total interest expense	1,330,498	819,327	724,123

Net interest income	1,588,281	1,404,817	1,205,628
Provision for credit losses	90,000	127,000	161,957

Net interest income after provision for credit losses	1,498,281	1,277,817	1,043,671

Non-interest Income:
Consumer banking fees	287,448	242,587	208,819
Commercial banking fees	161,110	123,837	107,973
Mortgage banking revenue	89,258	22,509	50,018
Capital markets revenue	17,821	19,943	27,014
Bank-owned life insurance	47,285	39,272	43,338
Miscellaneous income	31,837	19,921	18,357

Total fees and other income	634,759	468,069	455,519
Net gain on investment securities	11,713	14,229	66,057

Total non-interest income	646,472	482,298	521,576

General and administrative expenses:
Compensation and benefits	538,912	448,142	388,750
Occupancy and equipment	246,993	220,673	210,761
Technology expense	84,185	77,359	73,032
Outside services	60,989	53,315	53,436
Marketing expense	52,362	46,523	38,824
Other administrative	105,763	96,649	87,561

Total general and administrative expenses	1,089,204	942,661	852,364

Other Expenses:
Amortization of intangibles	73,821	72,635	73,835
Trust Preferred Securities and other minority interest expense (see Note 1)	23,208	22,006	42,813
Loss on debt extinguishment	187	63,761	29,838
Merger related and integration charges, net	12,744	46,359	—
Equity method investments	43,660	31,471	11,498
Proxy and related professional fees	5,827	—	—
Lease and contract termination charges	3,982	—	—

Total other expenses	163,429	236,232	157,984

Income before income taxes	892,120	581,222	554,899
Income tax provision	215,960	127,670	153,048

NET INCOME	$676,160	$453,552	$401,851

Earnings per share:
Basic	$1.86	$1.41	$1.45
Diluted	$1.77	$1.36	$1.38
Dividends Declared Per Common Share	$.170	$.115	$.100
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common		Warrants	Unallocated
	Shares	Common	And Stock	Stock Held
	Outstanding	Stock	Options	by ESOP
(IN THOUSANDS)
Balance, January 1, 2003	261,624	1,580,282	101,892	(21,313)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Purchase payout Network Capital	143	224	—	—
Exercise of warrants, net	30,627	279,091	(91,500)	—
Stock issued in connection with employee benefit and incentive compensation plans	2,534	32,529	(857)	2,387
Employee stock options issued	—	—	4,409	—
Dividends paid on common stock	—	—	—	—
Purchases of shares for Employee Stock Ownership Plan	(536)	—	—	(7,152)
Stock repurchased	(1,281)	—	—	—

Balance, December 31, 2003	293,111	1,892,126	13,944	(26,078)
Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income				—
Stock and stock options issued in connection with business acquisitions	48,864	997,540	35,130	—
Issuance of warrants, in connection with PIERS offering	—	—	285,435	—
Purchase payout Network Capital	85	820	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4,022	59,384	(21,156)	2,371
Employee stock options issued	—	—	4,489	—
Dividends paid on common stock	—	—	—	—
Stock repurchased	(307)	—	—	—

Balance, December 31, 2004	345,775	$2,949,870	$317,842	$(23,707)

Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income
Stock and stock options issued in connection with business acquisitions	29,813	645,940	35,636	—
Stock issued in connection with employee benefit and incentive compensation plans	3,758	61,733	(20,748)	2,311
Employee stock options issued	—	—	4,616	—
Dividends paid on common stock	—	—	—	—
Stock repurchased	(21,328)	—	—	—

Balance, December 31, 2005	358,018	$3,657,543	$337,346	$(21,396)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other		Total
	Treasury	Comprehensive	Retained	Stockholders
	Stock	Income (Loss)	Earnings	Equity
Balance, January 1, 2003	$(6,060)	$28,009	$1,081,508	$2,764,318
Comprehensive income:
Net income	—	—	401,851	401,851
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(114,651)	—	(114,651)
Cash flow hedge derivative financial instruments	—	33,718	—	33,718

Total comprehensive income				320,918
Purchase payout Network Capital	1,776	—	—	2,000
Exercise of warrants, net	—	—	—	187,591
Stock issued in connection with employee benefit and incentive compensation plans	4,881	—	—	38,940
Employee stock options issued	—	—	—	4,409
Dividends paid on common stock	—	—	(28,094)	(28,094)
Purchases of shares for Employee Stock Ownership Plan	—	—	—	(7,152)
Stock repurchased	(22,524)	—	—	(22,524)

Balance, December 31, 2003	(21,927)	(52,924)	1,455,265	3,260,406
Comprehensive income:
Net income	—	—	453,552	453,552
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,463)	—	(86,463)
Cash flow hedge derivative financial instruments	—	31,295	—	31,295

Total comprehensive income				398,384
Stock and stock options issued in connection with business acquisitions	—	—	—	1,032,670
Issue of warrants, in connection with PIERS offering	—	—	—	285,435
Purchase payout Network Capital	1,180	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	8,188	—	—	48,787
Employee stock option issued	—	—	—	4,489
Dividends paid on common stock	—	—	(37,222)	(37,222)
Stock repurchased	(6,577)	—	—	(6,577)

Balance, December 31, 2004	(19,136)	$(108,092)	$1,871,595	$4,988,372
Comprehensive income:
Net income	—	—	676,160	676,160
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,861)	—	(86,861)
Cash flow hedge derivative financial instruments	—	24,155	—	24,155

Total comprehensive income				613,454
Stock and stock options issued in connection with business acquisitions	—	—	—	681,576
Stock issued in connection with employee benefit and incentive compensation plans	23,114	—	—	66,410
Employee stock option issued	—	—	—	4,616
Dividends paid on common stock	—	—	(61,017)	(61,017)
Stock repurchased	(482,712)	—	—	(482,712)

Balance, December 31, 2005	$(478,734)	$(170,798)	$2,486,738	$5,810,699

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$676,160	$453,552	$401,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	90,000	127,000	161,957
Deferred taxes	69,013	17,334	14,450
Depreciation and amortization	167,262	161,810	156,648
Net amortization/accretion of investment securities and loan premiums and discounts	127,880	56,321	29,942
Net gain on the sale of loans	(88,435)	(27,205)	(59,306)
Net gain on investment securities	(11,713)	(14,229)	(66,057)
Net (gain) loss on real estate owned and premises and equipment	367	511	2,289
Loss on debt extinguishments	187	63,761	29,838
Stock based compensation	30,404	22,428	16,314
Allocation of Employee Stock Ownership Plan	2,311	2,371	2,387
Net change in:
Loans held for sale	(174,100)	(324)	244,901
Accrued interest receivable	(60,288)	(9,422)	(15,423)
Other assets and bank owned life insurance	(64,015)	(264,907)	451,045
Other liabilities	310,744	(24,901)	(47,570)

Net cash provided by operating activities	1,075,777	564,100	1,323,266

Cash Flows From Investing Activities:
Proceeds from sales of available for sale investment securities	1,601,754	5,653,374	2,929,137
Proceeds from repayments and maturities of investment securities:
Available for sale	2,412,834	1,888,103	4,634,956
Held to maturity	580,928	459,345	267,718
Net change in other short-term investments	(408,836)	(174,987)	(30,699)
Purchases of investment securities:
Available for sale	(3,576,405)	(5,371,243)	(9,112,252)
Held to maturity	(1,306,087)	(447,099)	(40)
Proceeds from sales of loans	7,470,127	2,018,868	4,238,758
Purchase of loans	(6,070,671)	(4,573,274)	(4,646,739)
Net change in loans other than purchases and sales	(5,886,247)	(2,622,126)	(3,144,925)
Proceeds from sales of fixed assets and real estate owned	23,577	22,880	20,625
Purchases of premises and equipment	(98,193)	(96,268)	(49,419)
Net cash (paid) received from business combinations	280,210	(208,237)	—

Net cash used in investing activities	(4,977,009)	(3,450,664)	(4,892,880)

Cash Flows From Financing Activities:
Net increase/(decrease) in deposits and other customer accounts	2,541,527	297,482	494,574
Net increase/(decrease) in borrowings and other debt obligations	1,364,210	1,909,988	1,950,686
Proceeds from senior credit facility and subordinated notes, net of issuance costs	797,805	1,397,710	2,012,925
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income
Redeemable Securities and warrants	—	285,435	—
Repayments of borrowings and other debt obligations	(350,000)	(796,010)	(889,640)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	16,553	11,558	808
Repurchase of trust preferred securities	—	—	(188,426)
Proceeds from issuance of common stock	33,383	34,080	31,673
Purchase of shares for Sovereign ESOP	—	—	(7,152)
Treasury stock repurchases, net of proceeds	(470,215)	(5,837)	(17,643)
Net proceeds from the exercise of warrants	—	—	187,591
Cash dividends paid to stockholders	(61,017)	(37,222)	(28,094)

Net cash provided by financing activities	3,872,246	3,097,184	3,547,302

Net change in cash and cash equivalents	(28,986)	210,620	(22,312)
Cash and cash equivalents at beginning of year	1,160,922	950,302	972,614

Cash and cash equivalents at end of year	$1,131,936	$1,160,922	$950,302

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
	2005	2004	2003
(IN THOUSANDS)
Income taxes paid	$27,712	$31,964	$147,678
Interest paid	1,235,694	785,794	704,084
Non-cash Transactions: On January 21, 2005, Sovereign Bancorp, Inc. issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp. During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments from the available for sale category to the held to maturity category. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, Sovereign Bancorp, Inc. issued 36,176,376 shares in partial consideration for the acquisition of Seacoast Financial Services Corporation (“Seacoast”). See Note 3 for further discussion.
In 2005, Sovereign securitized $1.1 billion of dealer floor plan loans. In connection with this securitization, Sovereign retained $67.5 million of securitized retained interested in the form of subordinated certificates, cash reserve accounts and interest only strips which was reflected as a non-cash transaction between loans and investments available for sale.
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
     c. Per Share Information — Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options and our 2003 warrants (which were exercised in September 2003) is calculated using the treasury stock method for purposes of weighted average diluted shares. The dilutive effect of our warrants issued in connection with our contingently convertible trust preferred equity income redeemable securities (See Note 12) is calculated under the if-converted method in accordance with EITF 04-8.
     d. Revenue Recognition — Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, interchange income, mortgages servicing (net of amortization and write-downs of servicing rights), underwriting, gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income is gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Gains on the sales of mortgage and home equity loans are included within mortgage banking revenues. Income from bank-owned life insurance represents increases in the cash surrender value of the policies, as well as insurance proceeds.
     e. Investment Securities and Other Investments — Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary for its investments in marketable equity securities and debt instruments, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.
Other investments of $651.3 million and $577.2 million at December 31, 2005 and 2004, respectively, represent Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Sovereign evaluates this investment for impairment under the provisions of AICPA Statement of Position 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” and bases our impairment evaluation on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Sovereign concluded that these investments were not impaired at December 31, 2005.
     f. Loans Held for Sale – Mortgage loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value below its carrying amount charged to the allowance for loan losses. Any subsequent decline in the estimated fair value of loans held for sale are included as a reduction of non-interest income in the consolidated statements of operations.
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
Mortgage servicing rights are evaluated for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” For purposes of determining impairment, the mortgage servicing rights are stratified by certain risk characteristics and underlying loan strata that include, but are not limited to, interest rate bands, and further into residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular strata, the valuation allowance is reduced with an offsetting credit to income.
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

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     h. Allowance for Loan Losses and Reserve for Unfunded Lending Commitments — The allowance for loan losses and reserve for unfunded lending commitments are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and class allowances based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in the Company’s loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.
The specific allowance element is calculated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosure” and is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined quality level. This analysis is performed by the Managed Assets Division, and periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.
The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are evaluated at least quarterly and are based primarily on actual historical loss experience and an analysis of product mix, risk composition of the portfolio, underwriting trends and growth projections, collateral coverage and bankruptcy experiences, economic conditions, historical and expected delinquency and anticipated loss rates for each group of loans. While this analysis is conducted at least quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
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
These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.
In addition to the Allowance for Loan Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. In the fourth quarter of 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all periods presented. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses.
The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s principal focus, therefore, is on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.
The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     i. Loans — Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with purchased loans are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and 120 days or more delinquent for consumer loans (except consumer loans secured by real estate with loan to values less than 50%) or sooner if management believes the loan has become impaired.
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
Consumer loans and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.
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
     k. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $15.1 million and $15.2 million at December 31, 2005 and December 31, 2004, respectively.
     l. Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents the cash surrender value for life insurance policies for certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     m. Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
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
     n. Derivative Instruments and Hedging Activity — Sovereign enters into certain derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative.
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.
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
The Company, through its precious metals financing business, enters into gold bullion and other precious metals financing arrangements with customers for use in the customers’s operations. The customer is required to settle the arrangement at all times either in the metal received or in the fair value of the metal at the time of settlement. We have recorded the fair value of the customer settlement arrangement as a precious metals customer forward settlement arrangement in our statement of financial condition. Changes in fair value of the customer forward settlement arrangements are reflected in commercial banking fees.
The Company economically hedges its customer forward settlement arrangements with forward sale agreements to mitigate the impact of the changes in the fair value of the precious metals in which it transacts with customers. Changes in fair value of precious metals forward sale agreements are reflected in commercial banking fees.
The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the statement of operations.
     o. Forward Exchange — Sovereign enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are recorded at fair value based on current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.
     p. Consolidated Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.
     q. Prior Year Reclassifications — Sovereign reclassified its reserve for unfunded commitments from the allowance for loan losses to other liabilities. Additionally, Sovereign’s investments in FHLB stock have been reclassified from investment securities available for sale to other investments. Prior periods have been reclassified to conform to the 2005 presentation.
     r. Goodwill and Core Deposit Intangibles — Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists.
Sovereign follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs an annual impairment test of goodwill. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. No impairment charges were required to be recorded in 2005, 2004, and 2003. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     s. Asset Securitizations — Sovereign has securitized mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
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
     t. Marketing expense — Marketing costs are expensed as incurred.
     u. Stock Based Compensation — Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Management elected to adopt this new method since it believed it was the preferable method of accounting in this area. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.
For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and for providing the pro forma disclosures required under SFAS No. 148, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2005	2004	2003
Expected volatility	.280 – .293	.296 – .317	.324 – .348
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$20.37–24.10	$20.37–$22.72	$13.10–$22.97
Exercise price	$20.37–24.10	$20.37–$22.72	$13.10–$22.97
Weighted average exercise price	$23.22	$22.56	$13.16
Weighted average fair value	$7.90	$8.01	$4.76
Expected dividend yield	0.53% – 1.11%	.45% – .55%	.42% – .77%
Risk-free interest rate	3.91% – 4.45%	2.80% – 4.23%	2.70% – 3.80%
Vesting period in years	5	5	5
Expected volatility is based on the historical volatility of Sovereign’s stock price. Sovereign utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
The following table reconciles the required disclosure under SFAS No. 148, which summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in 2004 and 2003. The results for 2005 did not differ since substantially all options granted prior to 2002 were fully vested by the end of 2004.

	2004	2003
Net Income, as reported and for basic EPS	$453,552	$401,851
Contingently convertible trust preferred expense, net of tax	21,212	—

Net Income for diluted EPS	474,764	401,851
Add: Stock-option expense included in reported net income, net of related tax effects	2,917	3,081
Deduct: Total stock-option expense determined under the fair value based method for all awards, net of related tax benefits	(3,088)	(3,667)

Pro forma net income for diluted EPS	$474,593	$401,265

Pro forma net income for basic EPS	$453,381	$401,265

Basic earnings per share	$1.41	$1.45
Diluted earnings per share	$1.36	$1.38
Pro forma basic earnings per share	$1.41	$1.45
Pro forma diluted earnings per share	$1.35	$1.38

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     v. Trust Preferred Securities – Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was classified within other expenses since the obligation was classified on the consolidated balance sheet as “Company – obligated mandatorily redeemable preferred securities”. Management believes it is preferable to classify these trust preferred securities as a component of borrowings and other debt obligations because the mandatory redemption features of the trust preferred securities is a characteristic of a liability as defined by FASB Concept Statement No. 6, versus minority interest or equity. This change in accounting policy did not have any impact on consolidated stockholders’ equity or net income; however, it did result in an increase in liabilities of $207.6 million at July 1, 2003 and an increase of $8 million in interest expense, with a corresponding decrease in other expense, for 2003. Prior periods have not been adjusted to conform with this change in accounting policy.
     w. Equity Method Investments — During the second quarter of 2004, Sovereign made a $60 million investment in a Synthetic Fuel Partnership. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Our investment balance totaled $32.4 million at December 31, 2005. Reductions in investment value and our allocation of the partnerships earnings or losses are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits are included as a reduction of income tax expense. Sovereign recorded $28.2 million and $20.9 million of expense related to this investment in 2005 and 2004, respectively. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never been subject to phase out. However, recent volatility in oil prices have raised the possibility of a phase out in future periods. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships.
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
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (R), a revision of FASB statement No. 123, Accounting for Stock-Based Compensation, which Sovereign will be required to adopt on January 1, 2006. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123 (R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123 in 2002, the impact of SFAS No.123 (R) will not be material.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This statement will be effective for Sovereign for all financial instruments acquired or issued after January 1, 2007. Sovereign is currently evaluating the impact of this pronouncement.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations
     On January 21, 2005, Sovereign completed the acquisition of Waypoint Financial Corp. (“Waypoint”) for approximately $953 million. The results of Waypoint’s operations are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. The preliminary purchase price was allocated to acquired assets and liabilities of Waypoint based on fair value as of January 21, 2005. Sovereign is in the process of finalizing these values and as such the allocation of the purchase price is subject to revision. (dollars in millions):

Assets
Investments	$379.2
Total loans, net of allowance for loan loss	2,577.6
Cash acquired, net of cash paid	324.2
Premises and equipment, net	33.0
Bank Owned Life Insurance	97.0
Prepaid expenses and other assets	262.8
Core deposit intangible	31.1
Goodwill	601.8

Total assets	$4,306.7

Liabilities
Deposits:
Core	$1,503.7
Time	1,384.6

Total deposits	2,888.3
Borrowings and other debt obligations	668.2
Other liabilities (1)	67.6

Total liabilities	$3,624.1

(1)	Includes liabilities of $11.6 million directly associated with the transaction which were recorded as part of the purchase price. The major components of this liability consisted of $2.9 million related to branch consolidation, $4.1 million related to accruals established for contractual disputes, and $2.1 million representing amounts to be paid to Waypoint senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.
     In connection with the Waypoint acquisition, Sovereign recorded net charges against its earnings for the twelve-month period ended December 31, 2005 for merger related expenses of $16.7 million pre-tax ($10.9 million net of tax).
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

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
On February 6, 2004, Sovereign completed the acquisition of First Essex, a commercial bank holding company headquartered in Andover, Massachusetts. The results of First Essex’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 12.7 million shares of common stock and exchanged Sovereign stock options for existing First Essex options, whose combined value totaled $209.4 million, and made cash payments of $208.2 million to acquire and convert all outstanding First Essex shares and employee stock options and pay associated fees. The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. The First Essex acquisition has added eleven full-service banking offices in northern Massachusetts and nine full-service banking offices in southern New Hampshire to Sovereign Bank’s franchise.
The purchase price was allocated to the acquired assets and liabilities of First Essex based on fair value as of February 6, 2004 as follows (dollars in millions):

Assets
Investments	$395.0
Total loans, net of allowance for loan loss	1,183.5
Cash paid, net of cash acquired	(199.0)
Premises and equipment, net	9.4
Prepaid expenses and other assets	71.7
Core deposit intangible	15.5
Goodwill	258.9

Total assets	$1,735.0

Liabilities
Deposits:
Core	$777.0
Time	488.6

Total deposits	1,265.6
Borrowings and other debt obligations	237.0
Other liabilities (1)	23.0

Total liabilities	$1,525.6

(1)	Includes liabilities of $15.6 million directly associated with the transaction which were recorded as part of the purchase price, of which $11.3 million represents amounts that were payable to First Essex senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.
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
Additionally, Sovereign recorded an additional loan loss provision of $6.0 million pre-tax ($3.9 million net of tax) to conform to First Essex’s allowance for loan losses to Sovereign’s reserve policies.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
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
The purchase price was allocated to the acquired assets and liabilities of Seacoast based on fair value as of July 23, 2004 as follows (dollars in millions):

Assets
Investments	$692.0
Total loans, net of allowance for loan loss	4,052.6
Cash paid, net of cash acquired	(9.2)
Premises and equipment, net	56.5
Prepaid expenses and other assets	39.5
Core deposit intangible	45.0
Goodwill	838.9

Total assets	$5,715.3

Liabilities
Deposits:
Core	$2,451.5
Time	1,202.9

Total deposits	3,654.4
Borrowings and other debt obligations	1,158.5
Other liabilities (1)	84.9

Total liabilities	$4,897.8

(1)	Includes liabilities of $49.9 million directly associated with the transaction which were recorded as part of the purchase price, of which $13.8 million represents contract termination costs and $12.4 million represents amounts that were payable to Seacoast senior executives for severance and acceleration of certain retirement benefits earned by employees at the date of the acquisition.
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

The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the third and fourth quarters of 2004 as a result of the Seacoast acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger-related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which range from 2005 through 2020.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (Continued)
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	First Essex	Seacoast	Waypoint
	Acquisition	Acquisition	Acquisition	Total
Reserve balance at December 31, 2004	$15,826	$51,222	$—	$67,048
Charge recorded in earnings at the time of acquisition	—	—	24,681	24,681
Amount provided/(reversed) in purchase accounting (Goodwill) (1)	—	(27,352)	11,609	(15,743)
Payments	(4,682)	(8,681)	(18,012)	(31,375)
Changes in estimates (2)	(1,305)	(2,441)	(7,943)	(11,689)

Reserve balance as of December 31, 2005	$9,839	$12,748	$10,335	$32,922

(1)	During the second quarter of 2005, Sovereign determined that certain accruals established for contract termination costs and severance on the Seacoast opening balance sheet were no longer required. These accruals were reversed which resulted in a decrease to the goodwill recorded in connection with the Seacoast acquisition.

(2)	In the first quarter of 2005, Sovereign updated various sublease market rate assumptions related to previous acquisition related accruals for First Essex and Seacoast which were recorded in merger-related and integration expense. Additionally, during the first quarter we determined that certain reserves established in connection with the First Essex acquisition were no longer required and reduced merger-related and integration expense. These items reduced merger related expense by $1.5 million in the first quarter of 2005.

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

During the third quarter of 2005, Sovereign reversed $2.0 million of Waypoint related accruals for items that were determined to be no longer required.
Note 4 — Goodwill and Core Deposit Intangible Assets
The Company follows the provisions of SFAS No. 142 and discontinued amortizing goodwill effective January 1, 2002. See Note 1 for a discussion of the Company’s accounting policies with regards to goodwill and core deposit intangible assets. Sovereign recorded goodwill of $601.8 million in 2005 in connection with its acquisition of Waypoint and made adjustments to goodwill for acquisitions that closed in 2004. Sovereign’s core deposit intangible assets balance decreased to $214.0 million at December 31, 2005 from $256.7 million at December 31, 2004. This decrease was a result of core deposit intangible amortization of $73.8 million in 2005, which was partially offset by core deposit intangible assets of $31.1 million recorded in connection with the Waypoint acquisition.
The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is:

YEAR	AMOUNT
2006	$65,765
2007	57,313
2008	42,204
2009	20,399
2010	12,995
Note 5 — Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2005 and 2004 were $296 million and $199 million, respectively.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities
     The amortized cost and estimated fair value of Sovereign’s available for sale and held to maturity investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2005				2004
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Investment Securities Available for sale:
U.S. Treasury and government agency securities	$48,507	$—	$764	$47,743	$54,273	$—	$352	$53,921
Debentures of FHLB, FNMA and FHLMC	182,809	2,098	2,970	181,937	58,397	243	152	58,488
Corporate debt and asset-backed securities	105,810	36	—	105,846	207,129	8,928	—	216,057
Equity securities (1)	967,515	1,231	13,595	955,151	977,285	5,308	1,605	980,988
State and municipal securities	4,758	11	301	4,468	5,277	22	7	5,292
Mortgage-backed Securities:
U.S. government agencies	1,153,497	705	31,332	1,122,870	954,467	5,721	3,923	956,265
FHLMC and FNMA securities	2,094,665	1,751	59,626	2,036,790	2,355,521	6,621	16,528	2,345,614
Non-agencies	2,860,278	1,396	58,077	2,803,597	2,460,567	3,300	15,113	2,448,754

Total investment securities available for sale	$7,417,839	$7,228	$166,665	$7,258,402	$7,072,916	$30,143	$37,680	$7,065,379

Held to Maturity Investment Securities:
U.S. Treasury and government agency securities	$7,241	$—	$147	$7,094	$11,432	$44	$32	$11,444
Debentures of FHLB, FNMA and FHLMC	—	—	—	—	561	10	—	571
Corporate debt and asset-backed securities	103,954	6	895	103,065	36,566	—	—	36,566
State and municipal securities	1,752,739	23,515	17,167	1,759,087	824,331	11,232	8,652	826,911
Mortgage-backed Securities:
U.S. government agencies	99,640	—	2,864	96,776	115,222	3,017	7	118,232
FHLMC and FNMA securities	1,940,582	3,505	74,988	1,869,099	1,951,449	10,234	28,758	1,932,925
Non-agencies	743,471	29	17,224	726,276	964,758	3,119	5,524	962,353

Total investment securities held to maturity	$4,647,627	$27,055	$113,285	$4,561,397	$3,904,319	$27,656	$42,973	$3,889,002

(1)	Equity securities are primarily composed of preferred stock of FNMA and FHLMC.
During the second quarter of 2004, Sovereign reclassified $1.4 billion of available for sale securities to held to maturity as management determined these investments would not be sold and would be held to maturity.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2005 (in thousands):

	AT DECEMBER 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale and held to maturity investment securities:
U.S. Treasury and government agency securities	$176,608	$(3,167)	$38,734	$(714)	$215,342	$(3,881)
Debentures of FHLB, FNMA and FHLMC	63,748	(895)	4	—	63,752	(895)
Equity securities	858,985	(13,595)	—	—	858,985	(13,595)
State and municipal securities	1,141,155	(17,468)	—	—	1,141,155	(17,468)
Mortgage-backed Securities:
U.S. government agencies	1,976,874	(57,436)	2,874,601	(111,374)	4,851,475	(168,810)
FHLMC and FNMA securities
Non-agencies	1,462,615	(32,091)	1,359,094	(43,210)	2,821,709	(75,301)

Total investment securities available for sale and held to maturity	$5,679,985	$(124,652)	$4,272,433	$(155,298)	$9,952,418	$(279,950)

	AT DECEMBER 31, 2004
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale and held to maturity investment securities:
U.S. Treasury and government agency securities	$60,220	$384	$—	$—	$60,220	$384
Debentures of FHLB, FNMA and FHLMC	30,904	152	—	—	30,904	152
Equity securities	121,495	1,605	—	—	121,495	1,605
State and municipal securities	98,856	1,072	186,295	7,587	285,151	8,659
Mortgage-backed Securities:
U.S. government agencies	392,472	3,930	—	—	392,472	3,930
FHLMC and FNMA securities	2,330,551	27,027	855,084	18,259	3,185,635	45,286
Non-agencies	2,078,281	18,837	68,554	1,800	2,146,835	20,637

Total investment securities available for sale and held to maturity	$5,112,779	$53,007	$1,109,933	$27,646	$6,222,712	$80,653

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
As of December 31, 2005, the Company has concluded that the unrealized losses on its debt securities (which totaled 363 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that ensure Sovereign will ultimately recover its cost). At December 31, 2005 the unrealized losses greater than 12 months were primarily limited to mortgage backed securities. In making our other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
The losses on the equity securities (which consisted of 11 securities) are related to preferred stock issuances of the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). These securities have a combined effective yield of 8.10% since the majority of the dividends received are tax-exempt. These losses are primarily related to increased liquidity spreads due to negative events on the issuers of these securities and to a lesser extent market interest rates. These securities remain investment grade and both the duration and severity of loss are not significant. However, if the severity and duration of the losses increase or if the securities become non-investment grade, we may be required to record an other-than-temporary impairment charge on these securities in future periods.
Proceeds from sales of investment securities classified as available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Proceeds from sales	$1,601,754	$5,653,374	$2,929,137

Gross realized gains	20,260	57,587	75,006
Gross realized losses	(5,852)	(10,334)	(419)

Net realized gains	$14,408	$47,253	$74,587

Not included in the 2004 amount above was an other-than-temporary impairment charge of $32.1 million on FNMA and FHLMC preferred stock. Based on the events at these issuers near the end of 2004 and the anticipated interest rate environment expected in the near term at December 31, 2004, we concluded that the unrealized losses were other-than-temporary. The Company’s conclusion considered the duration and the severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time.
Not included in the 2005, 2004 and 2003 amounts above were impairment charges of $2.7 million, $0.9 million and $7.4 million, respectively, related to our retained interests in securitizations. These impairment losses were due to increased loss assumptions on our home equity loan, and recreational vehicle and boat loan securitizations. These assumptions were based on a combination of recent historical loss experience and a forward looking projection of losses based on the credit quality of the securitized portfolio. Additionally the 2003 amount had an impairment charge of $1.1 million, related to an investment in a publicly traded company. We had acquired shares of this entity in the third quarter of 2002 at $17.89 per share. The investee went public in December 2002. At March 31, 2003, the trading price was $10.41. We determined, based on the future outlook on the investee’s stock price, that it was other-than temporarily impaired at March 31, 2003 and therefore wrote down our book value to that amount.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2005 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2005(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield (2)
U.S. Treasury and government agency	$37,742	$10,001	$—	$—	$47,743	4.30%
Debentures of FHLB, FNMA and FHLMC	59,817	46,230	75,890	—	181,937	4.81%
Corporate debt and asset backed securities	65,026	40,726	94	—	105,846	3.26%
Equity securities (4)	—	—	—	955,151	955,151	7.94%
State and Municipal securities	872	284	2,353	959	4,468	12.60%
Mortgage-backed Securities(2):
U.S. government agencies	133,566	471,543	333,119	184,642	1,122,870	5.21%
FHLMC and FNMA securities	323,310	918,711	552,281	242,488	2,036,790	5.21%
Non-agencies	988,460	1,364,388	351,408	99,341	2,803,597	5.96%

Total Fair Value	$1,608,793	$2,851,883	$1,315,145	$1,482,581	$7,258,402	5.82%

Weighted average yield	5.49%	5.57%	5.38%	7.03%	5.82%

Total Amortized Cost	$1,639,435	$2,934,771	$1,341,509	$1,502,124	$7,417,839

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in note 2 below.

(2)	Mortgage-backed and state and municipal securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

(4)	Equity securities are primarily composed of FNMA and FHLMC preferred stock.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
Maturities and yields of Sovereign’s investment securities classified as held to maturity at December 31, 2005 are as follows (in thousands):

	INVESTMENT SECURITIES HELD TO MATURITY AT DECEMBER 31, 2005(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(2)
U.S. Treasury and government agency	$1,120	$6,121	$—	$—	$7,241	3.34%
Corporate debt and asset backed securities	(1,071)	5,413	10,449	89,163	103,954	6.52%
State and Municipal securities	5,317	27,505	1,587,648	132,269	1,752,739	6.63%
Mortgage-backed Securities(2)
U.S. government agencies	8,553	29,492	25,738	35,857	99,640	4.54%
FHLMC and FNMA securities	316,530	847,899	548,115	228,038	1,940,582	4.79%
Non-agencies	209,430	383,057	96,754	54,230	743,471	5.37%

Total Amortized Cost	$539,879	$1,299,487	$2,268,704	$539,557	$4,647,627	5.61%

Weighted-average yield (3)	5.03%	4.99%	6.11%	5.56%	5.61%

Total Fair Value	$533,649	$1,223,772	$2,270,700	$533,276	$4,561,397

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in note 2 below.

(2)	Mortgage-backed and state and municipal securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.
Nontaxable interest and dividend income earned on investment securities was $95.2 million, $75.4 million and $44.6 million for years ended December 31, 2005, 2004 and 2003, respectively. Tax expense related to net realized gains and losses from sales of investment securities for the years ended December 31, 2005, 2004 and 2003 were $5.0 million, $16.5 million and $26.1 million, respectively. Investment securities with an estimated fair value of $9.1 billion and $8.8 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2005 and 2004, respectively.

Notes to Consolidated Financial Statements
Note 7 — Loans
A summary of loans included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2005	2004
Commercial real estate loans(1)	$7,209,180	$5,824,133
Commercial and industrial loans(2)	9,426,466	8,040,107

Total Commercial Loans	16,635,646	13,864,240

Residential mortgages	12,462,802	8,497,496
Home equity loans and lines of credit	9,793,124	9,577,656

Total consumer loans secured by real estate	22,255,926	18,075,152

Auto loans	4,434,021	4,205,547
Other	478,254	486,140

Total Consumer Loans	27,168,201	22,766,839

Total Loans(3)	$43,803,847	$36,631,079

Total Loans with:
Fixed rate	$26,141,411	$21,145,915
Variable rate	17,662,436	15,485,164

Total Loans(3)	$43,803,847	$36,631,079

(1)	Includes multifamily loans of $474.6 million and $463.4 million at December 31, 2005 and 2004, respectively.

(2)	Includes automotive floor plan loans of $446.5 million and $868.8 million at December 31, 2005 and 2004, respectively.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $312.8 million and $296.8 million at December 31, 2005 and 2004, respectively. Loans pledged as collateral for borrowings totaled $15.8 billion and $13.3 billion at December 31, 2005 and 2004, respectively.

(4)	In 2005 Sovereign began classifying its residential loans as a component of the consumer loan category to be consistent with industry presentation. Previously residential loans were a separate loan category. Prior periods have been reclassified to conform to the current presentation.
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2004.

Related party loans at December 31, 2004	$59,348
Additions	55,540
Reductions	(56,874)

Related party loans at December 31, 2005	$58,014
Related party loans at December 31, 2005 included commercial loans to Sovereign Bank Board of Directors affiliated businesses of $42.1 million compared with $38.6 million at December 31, 2004. Related party loans also included commercial loans to affiliated businesses for Directors of both Sovereign Bancorp and Sovereign Bank of $11.8 million at December 31, 2005 compared with $17.1 million at December 31, 2004.
Related party loans at December 31, 2005 and December 31, 2004 also included consumer loans secured by residential real estate of $4.1 million and $3.6 million, respectively to executive officers and Sovereign Bancorp Board of Directors.
Related party loans do not include undrawn commercial and consumer lines of credit that totaled $47.8 million and $24.7 million at December 31, 2005 and December 31, 2004, respectively. The majority of these amounts ($43.9 million and $21.7 million at December 31, 2005 and December 31, 2004) are on undrawn commercial lines of credit for individuals who are only Directors of Sovereign Bank.

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Allowance for loan losses balance, beginning of period	$391,003	$315,790	$288,018
Allowance acquired from acquisitions	28,778	64,105	—
Provision for loan losses	89,501	121,391	160,585
Allowance released in connection with dealer floor plan securitization	(8,010)	—	—
Charge-offs:
Commercial	40,935	77,499	101,597
Consumer secured by real estate	24,125	12,219	16,685
Consumer not secured by real estate	71,906	63,530	47,106

Total charge-offs	136,966	153,248	165,388
Recoveries:
Commercial	13,100	12,825	7,531
Consumer secured by real estate	7,085	5,395	6,405
Consumer not secured by real estate	35,108	24,745	18,639

Total recoveries	55,293	42,965	32,575

Charge-offs, net of recoveries	81,673	110,283	132,813

Allowance for loan losses balance, end of period	$419,599	$391,003	$315,790

Reserve for unfunded lending commitments, beginning of period	17,713	12,104	10,732
Provision for unfunded lending commitments	499	5,609	1,372
Reserve for unfunded lending commitments, end of period	18,212	17,713	12,104

Total allowance for credit losses	$437,811	$408,716	$327,894

In 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. Amounts presented in prior years have been reclassified to conform to the current presentation.
Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2005	2004
Impaired loans with a related allowance	$214,686	$209,798
Impaired loans without a related allowance	—	—

Total impaired loans	$214,686	$209,798

Allowance for impaired loans	$48,663	$39,711

Total Non-accrual loans	$188,697	$169,116

Total loans past due 90 days as to interest or principal and accruing interest	$54,794	$38,914

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights
At December 31, 2005, 2004 and 2003, Sovereign serviced residential real estate loans for the benefit of others totaling $7.2 billion, $6.3 billion, and $6.5 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1. Sovereign had gains on the sales of mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by Sovereign of $46.6 million, $25.8 million, and $57.8 million in 2005, 2004 and 2003, respectively.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Gross balance, beginning of year	$81,040	$89,646	$79,450
Mortgage servicing assets recognized	25,715	17,399	49,941
Servicing rights acquired	3,019	—	—
Amortization	(17,578)	(18,895)	(27,398)
Write-off of servicing assets	(1,123)	(7,110)	(12,347)

Gross balance, end of year	91,073	81,040	89,646
Valuation allowance	(16)	(7,083)	(12,400)

Balance, end of year	$91,057	$73,957	$77,246

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

	December 31, 2005	December 31, 2004	December 31, 2003
CPR speed	12.42%	16.53%	19.51%
Escrow credit spread	4.16%	3.92%	4.00%
A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Balance, beginning of period	$7,083	$12,400	$23,952
Write-offs of reserves	(1,123)	(7,110)	(12,347)
Increase/(decrease) in valuation allowance for mortgage servicing rights	(5,944)	1,793	795

Balance, end of year	$16	$7,083	$12,400

During 2005, 2004 and 2003 Sovereign wrote off $1.1 million, $7.1 million and $12.3 million of mortgage servicing rights due to the realization that certain loan stratas had become permanently impaired. Each reporting period, Sovereign analyzes each loan stratification’s current book value compared against its initial servicing value. A determination is then made as to whether this decline is permanent by analyzing various factors such as the duration of the impairment and our expectation of future assumptions that impact the fair value of the loan strata. If the impairment is deemed permanent the mortgage servicing asset is written off against the mortgage servicing valuation reserve.
Additionally, during 2005 Sovereign sold $1.4 billion of home equity loans while retaining servicing. Sovereign recognized pretax gains of $32.1 million which were recorded in mortgage banking revenues and recorded servicing assets of $3.9 million in connection with these sales.

Notes to Consolidated Financial Statements
Note 9 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2005	2004
Land	$29,428	$24,439
Office buildings	172,997	153,661
Furniture, fixtures, and equipment	360,580	307,649
Leasehold improvements	163,175	124,500
Automobiles and other	3,509	1,585

	729,689	611,834
Less accumulated depreciation	(317,672)	(258,497)

Total premises and equipment	$412,017	$353,337

Included in occupancy and equipment expense for 2005, 2004 and 2003 was depreciation expenses of $68.3 million, $60.6 million and $52.7 million, respectively.
Note 10 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2005	2004
Accrued interest receivable on:
Investment securities	$76,326	$51,977
Loans	209,974	174,035

Total interest receivable	$286,300	$226,012

Notes to Consolidated Financial Statements
Note 11 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2005			2004
	Balance	Percent	Rate	Balance	Percent	Rate
Demand deposit accounts	$5,331,659	14%	—%	$5,087,531	15%	—%
NOW accounts	8,844,875	23	2.07	7,838,584	24	0.98
Customer repurchase agreements	1,012,574	3	3.71	837,643	3	1.44
Savings accounts	3,460,292	9	0.79	3,807,099	12	0.61
Money market accounts	7,989,846	21	2.21	7,870,288	24	1.24
Certificates of deposit	11,338,460	30	3.79	7,114,373	22	2.32

Total deposits	$37,977,706	100%	2.25%	$32,555,518	100%	1.15%

Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
NOW accounts	$153,277	$56,503	$50,398
Customer repurchase agreements	24,230	7,462	7,154
Savings accounts	25,347	19,417	22,403
Money market accounts	131,354	81,992	68,458
Certificates of deposit	290,382	137,671	172,276

Total interest expense on deposits	$624,590	$303,045	$320,689

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2005 as scheduled to mature contractually (in thousands):

Three months or less	$2,155,318
Over three through six months	957,026
Over six through twelve months	1,630,277
Over twelve months	931,255

Total	$5,673,876

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2005 as scheduled to mature contractually (in thousands):

2006	$8,877,557
2007	1,407,360
2008	583,547
2009	330,991
2010	71,281
Thereafter	67,724

Total	$11,338,460

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.8 billion and $3.2 billion at December 31, 2005 and December 31, 2004, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2005		2004
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE
Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$189,112	4.19%	$613,239	2.76%
Overnight federal funds purchased	819,000	4.14	970,100	2.29
Federal Home Loan Bank (FHLB) advances, maturing through February 2013	13,295,493	4.46	10,623,394	3.80
Asset-backed floating rate notes, due April 2013	821,000	4.75	821,000	2.79
Asset-backed secured financing, due November 2008	1,150,000	0.90	1,150,000	(1.06)
5.125% subordinated debentures, due March 2013	472,291	5.82	482,392	3.66
4.375% subordinated debentures, due August 2013	299,772	4.40	299,747	4.40
Holding company borrowings and other debt obligations
Senior credit facility, December 2006	—	0.00	50,000	3.60
4.80% senior notes, due September 2010	298,520	4.80	—	0.00
Floating rate senior notes, due September 2006	299,800	4.76	299,500	2.74
Floating rate senior notes, due March 2009	199,596	4.70	—	0.00
Junior subordinated debentures due to Capital Trust Entities	876,313	8.09	830,756	7.22

Total borrowings and other debt obligations	$18,720,897	4.45%	$16,140,128	3.43%

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
During the third quarter of 2005, Sovereign issued $200 million of 3.5 year, floating rate senior notes and $300 million of 5 year, fixed rate senior notes at 4.80%. The floating rate notes bear interest at a rate of 3 month LIBOR plus 28 basis points (adjusted quarterly) and mature on March 1, 2009. The fixed rate notes mature on September 1, 2010. The proceeds of the offering were used to pay off $225 million of a line of credit at LIBOR plus 90 basis points, provide additional holding company cash for a previously announced stock repurchase program, enhance the short-term liquidity of the company, and for general corporate purposes.
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
Holders may convert each of their PIERS into 1.632 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the PIERS for such 10-trading-day period was less than 105% of the average conversion value of the PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the PIERS; (3) during any period in which the credit rating assigned to the PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the PIERS was equivalent to a conversion price of approximately $30.67 per share. The PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. An any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $39.87, subject to adjustment, for a specified period.
The proceeds from the PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due to Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on their relative fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the PIERS which is March 2, 2034. The effective interest rate of this financing is 7.55%.
Sovereign has an additional $348 million of Junior Subordinated debentures due to Capital Trust Entities. These securities have a weighted average interest rate of 8.91% at December 31, 2005 and they are redeemable at the Company’s election beginning July 2006 through March 2010 at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. These securities must be redeemed in the periods between March 2027 through December 2031. Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the Trust Securities. Included in the balance of our junior subordinated debentures due to Capital Trust Entities is a debit of $11.6 million and $6.4 million for a fair value adjustment related to interest rate swaps at December 31, 2005 and December 31, 2004, respectively.
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
The senior credit facility with Bank of Scotland consists of a $400 million, 364-day revolving line of credit at the holding company. The revolving line provides $400 million of capacity through December 2006. There was no amount outstanding under the revolving line at December 31, 2005. During the fourth quarter of 2005, Sovereign renegotiated the terms of this credit facility. This amendment provided for a change in the commitment termination date, reduced the applicable margin and reduced the commitment fee. The commitment on the $400 million revolving line is based on a 364-day term with an option to extend for an additional 364-day period. The applicable margin was reduced from Libor plus 0.90% to Libor plus 0.85% based upon Sovereign’s Long-Term Debt Rating (S&P/Moody’s). The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations (Continued)
During the first quarter of 2003, Sovereign completed a tender offer for its 8.625% Senior Notes (“8.625% notes”) due March 2004 and the 10.25% Senior Notes (“10.25% note”) due May 2004. In connection with the tender, Sovereign repurchased $139.2 million of the 8.625% notes and $162.4 million of the 10.25% notes and incurred a loss on this debt extinguishment of $29 million, $18.8 million, net of tax, or $0.07 per diluted share.
During March of 2003, Sovereign Bank issued $500 million of subordinated notes (the “March subordinated notes”), at a discount of $4.7 million, which have a coupon of 5.125%. In August 2003, Sovereign Bank issued $300 million of subordinated notes (the “August subordinated notes”), at a discount of $0.3 million, which have a coupon of 4.375%. The August subordinated notes mature in August 2013 and are callable at par beginning in August 2008. The March subordinated notes are due in March 2013 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital. In the third quarter of 2003, Sovereign entered into a hedging transaction that converted the March subordinated notes from fixed interest rate obligations to floating interest rate obligations. Included in the balance of our March subordinated notes above is a debit of $24.0 million and $13.5 million for a fair value adjustment related to interest rate swaps at December 31, 2005 and December 31, 2004, respectively.
In November 2001, Sovereign Bank accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to special purpose entities (SPEs) in return for proceeds from the issuance to outside investors of $821 million of asset-backed floating rate notes and $64 million of equity interests. The $821 million of floating rate notes mature in 2013 and carry an interest rate of LIBOR plus .38%. The securitization transaction is accounted for as a financing under SFAS No. 140, “Transfers of Financial Assets and Liabilities,” and, as such, the asset-backed floating rate notes and equity interests are reflected in Sovereign’s consolidated balance sheet as debt and minority interest.
The following table sets forth the maturities of Sovereign’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2005 (in thousands):

2006	$9,390,480
2007	872,760
2008	1,553,000
2009	1,156,596
2010	608,520
Thereafter	5,139,541

Total	$18,720,897

Notes to Consolidated Financial Statements
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
Note 14 — Stockholders’ Equity
Sovereign maintains a Direct Stock Purchase and Dividend Reinvestment Plan pursuant to which participants may purchase shares of Sovereign common stock by reinvesting cash dividends. The plan also permits both new investors and Sovereign shareholders to make optional cash investments in shares of Sovereign common stock on a monthly basis under the plan’s terms. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2005, 2004 and 2003 was immaterial. All dividends are reinvested according to Sovereign’s Dividend Reinvestment and Stock Purchase Plan.
The Company has an active shelf registration statement of debt and equity instruments on file with the SEC for future issuance of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $226 million of availability remaining under this shelf registration at December 31, 2005. The Company is currently in the process of increasing the availability of its shelf registration.
Retained earnings at December 31, 2005 included $82.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign’s debt agreement imposes certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.
At December 31, 2005, Sovereign had 131.2 million capital shares reserved for future issuance, which includes shares issuable upon the exercise of the warrants related to the PIERS financing, shares that will be issued to Santander, shares issuable for unexercised stock options, and employee stock purchase plans.

Notes to Consolidated Financial Statements
Note 15 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2005 and 2004, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to Sovereign during the years ended December 31, 2005 and 2004 were $750 million and $130 million, respectively. Dividends increased in 2005 due to management’s decision to repurchase twenty million Bancorp shares and to use excess capital at the Bank to pay down Bancorp debt.
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2005 and 2004:

	REGULATORY CAPITAL (IN THOUSANDS)
		Tier 1	Tier 1	Total
	Tangible	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To	Capital To
	Tangible	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets	Assets

Sovereign Bank at December 31, 2005:
Regulatory capital	$4,167,306	$4,167,306	$4,090,381	$5,313,535
Minimum capital requirement(1)	1,219,112	2,438,224	1,993,145	3,986,289

Excess	$2,948,194	$1,729,082	$2,097,236	$1,327,246

Capital ratio	6.84%	6.84%	8.21%	10.66%

Sovereign Bank at December 31, 2004:
Regulatory capital	$3,761,163	$3,761,163	$3,710,119	$4,911,264
Minimum capital requirement(1)	1,043,438	2,086,876	1,687,852	3,375,704

Excess	$2,717,725	$1,674,287	$2,022,267	$1,535,560

Capital ratio	7.21%	7.21%	8.79%	11.64%

(1)	As defined by OTS Regulations.

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation
Sovereign has plans, which are shareholder approved, that grant restricted stock and stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Sovereign believes that such awards better align the interest of its employees with those of its shareholders. Sovereign’s stock options expire not more than 10 years and one month after the date of grant and generally become fully vested and exercisable within a five year period after the date of grant and, in certain limited cases, based on the attainment of specified targets. Restricted stock awards vest over a period of three to five years. Stock option and restricted stock awards provide for accelerated vesting in certain circumstances, such as a change in control and in certain cases upon an employee’s retirement. Sovereign records compensation expense over the shorter of the contractual vesting term or the employee’s retirement date in the event the award vests. These circumstances are defined in the plan agreements.
The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2005, 2004 and 2003 and stock options exercisable at the end of each of those years.

	Shares	Price per share
Options outstanding December 31, 2002 (7,907,110 exercisable)	11,506,863	3.84 – 20.25
Granted	3,588,458	13.10 – 22.97
Exercised	(1,543,851)	3.84 – 14.56
Forfeited	(140,429)	6.69 – 16.35
Expired	(98,708)	5.55 – 20.25

Options outstanding December 31, 2003 (8,781,439 exercisable)	13,312,333	3.84 – 22.97
Acquired in conjunction with business acquisitions	2,460,362	2.93 – 15.91
Granted	744,432	20.37 – 22.72
Exercised	(3,008,212)	2.93 – 20.25
Forfeited	(325,535)	6.72 – 22.72
Expired	(8,801)	8.25 – 14.56

Options outstanding December 31, 2004 (8,785,340 exercisable)	13,174,579	3.10 – 22.97
Acquired in conjunction with business acquisitions	3,061,370	4.85 – 19.93
Granted	745,368	20.37 – 24.10
Exercised	(2,554,950)	3.10 – 20.25
Forfeited	(267,391)	5.61 – 23.44
Expired	(24,872)	5.66 – 22.72

Options outstanding December 31, 2005 (9,761,224 exercisable)	14,134,104

The weighted average grant date fair value of options granted during the years ended December 31, 2005, 2004, and 2003 was $7.90, $8.01, and $4.76, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2004, and 2003, was $31.1 million, $41.4 million, and $14.0 million, respectively.
The following table summarizes Sovereign’s stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$3.10–4.41	104,073	$3.88	2.06	104,073	$3.88
$4.56–6.16	150,640	5.61	2.54	150,640	5.61
$6.53–9.15	3,592,103	7.72	4.31	3,592,103	7.72
$9.38–13.10	7,393,741	12.37	5.99	4,557,148	11.91
$13.28–18.16	1,427,727	14.32	4.21	1,300,893	14.30
$18.84–24.10	1,465,820	22.78	8.47	56,367	20.25

Total	14,134,104	$12.33	5.58	9,761,224	$10.55

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (Continued)
Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2005, 2004, and 2003, was $26.1 million, $23.7 million and $11.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises of the share-based payment arrangements totaled $15.4 million, $15.8 million and $12.7 million, respectively for the years ended December 31, 2005, 2004 and 2003. At December 31, 2005, Sovereign had $13.8 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 3.1 years.
Subsequent to September 2005, Sovereign issued approximately 500,000 of treasury shares at a weighted average cost of $22.10 to satisfy option exercises. Prior to September 2005, Sovereign had a practice of issuing new authorized shares to satisfy option exercises and, as such, did not repurchase shares on the open market to fund them. Additionally, the Company repurchased approximately 328,000 shares of vested restricted stock at an average price of $22.65 during 2005.
The table below summarizes the changes in Sovereign’s unvested restricted stock during the past year.

Total non-vested restricted stock at December 31, 2004	1,255,123
Restricted stock granted in 2005	1,259,542
Vested restricted stock in 2005	359,928
Non-vested shares forfeited during 2005	96,204

Total non-vested restricted stock at December 31, 2005	2,058,533

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with this plan of $12.5 million, $8.6 million and $4.8 million was recorded in 2005, 2004 and 2003, respectively. As of December 31, 2005, there was $25.4 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average grant date fair value of restricted stock granted in 2005 was $23.44 per share.
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
Sovereign has committed to make contributions sufficient to provide for the debt requirements of the remaining ESOP loans. In 2003, Sovereign purchased $7.2 million of common stock for the ESOP portion of the Retirement Plan. Sovereign recognized as expense $7.4 million, $7.1 million and $5.6 million for the Sovereign ESOP in 2005, 2004 and 2003, respectively. At December 31, 2005, the ESOP portion of the Retirement Plan held 5.6 million shares of Sovereign stock, of which 2.6 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At December 31, 2005, the unallocated ESOP shares had a fair market value of $63.8 million, and the ESOP portion of the Retirement Plan had $28.0 million of loans outstanding from Sovereign. The actual interest expense incurred on the ESOP portion of the Retirement Plan was $3.0 million, $3.2 million and $3.3 million in 2005, 2004 and 2003, respectively and the amount of dividends on ESOP shares used for debt service by the ESOP was $0.6 million, $0.4 million and $0.4 million in 2005, 2004 and 2003, respectively.
Substantially all employees of Sovereign are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to the 401(k) portion of the Retirement Plan of $10.8 million, $8.9 million and $7.8 million during 2005, 2004 and 2003, respectively. Employees can contribute up to 100% of their compensation to the Retirement Plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% to 5% in the form of Sovereign common stock. Participants may transfer the matching contribution to other investment vehicles available under the Retirement Plan.
Sovereign maintains a bonus deferral plan for selected management and executive employees. This plan allows employees to defer 25% to 50% of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions of 100% are made by Sovereign into the trust and are also invested in Sovereign common stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Benefits vest after 5 years or earlier in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Expense is recognized over the vesting period of 5 years or to the employee’s retirement date, whichever is shorter. Sovereign recognized as expense $5.8 million, $2.2 million, and $1.4 million for these plans in 2005, 2004 and 2003, respectively.
Sovereign sponsors a supplemental executive retirement plan (“SERP”) and certain post-employment benefit plans of financial institutions acquired by Sovereign. Sovereign’s benefit obligation related to its SERP plan was $11.8 million and $9.6 million at December 31, 2005 and 2004, respectively. Sovereign’s benefit obligation related to its post-employment plans was $2.5 million and $0.9 million at December 31, 2005 and 2004, respectively. The reason for the increase in the post-employment plan obligation was due to acquired obligations from the Waypoint acquisition. The SERP and the post-employment plans are unfunded plans. Sovereign recognized as expense $1.3 million, $0.8 million and $0.9 million related to these plans in 2005, 2004 and 2003, respectively. Increasing or decreasing the assumed healthcare cost trend rate would not have a significant impact on the accumulated post-retirement benefit obligation at December 31, 2005, or the aggregate of the service and interest components of net benefit expense for the year ended December 31, 2005.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes
The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Current:
Foreign (1)	$79,812	$65,113	$9,111
Federal	58,379	44,513	125,646
State	8,756	710	3,841

	146,947	110,336	138,598
Deferred:
Federal	69,013	17,334	14,450
State	—	—	—

Total income tax expense	$215,960	$127,670	$153,048

(1)	Current foreign income tax expense in 2005, 2004 and 2003 relates to interest income on assets that Sovereign transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that Sovereign has with an international bank. Foreign taxes paid on this income are credited against income for federal income tax purposes. See Note 12 for further discussion.
The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

		YEAR ENDED DECEMBER 31,
	2005	2004	2003
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(4.1)	(5.1)	(3.3)
Bank owned life insurance	(1.8)	(2.4)	(2.7)
State income taxes, net of federal tax benefit	0.7	0.1	0.4
Credit for synthetic fuels	(3.2)	(3.6)	0.0
Low income housing credits	(3.2)	(3.1)	(1.9)
Other	0.8	1.1	0.1

Effective tax rate	24.2%	22.0%	27.6%

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (Continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2005	2004
Deferred tax assets:
Allowance for possible loan losses	$89,808	$80,124
Purchased mortgage servicing rights	—	4,363
Unrealized loss on available for sale portfolio	71,104	31,266
Net operating loss carry forwards	14,474	938
Non-solicitation payments	74,601	87,025
Employee benefits	12,485	11,000
General Business credit carry forwards	25,168	—
Broker commissions paid on originated mortgage loans	25,487	6,028
Other	98,475	53,660

Total gross deferred tax assets	411,602	274,404

Deferred tax liabilities:
Purchase accounting adjustments	36,547	53,101
Deferred income	24,299	34,990
Originated mortgage servicing rights	31,088	22,687
Unrealized gain on derivatives	9,970	2,858
Depreciation and amortization	46,444	21,806
Other	48,178	33,153

Total gross deferred tax liabilities	196,526	168,595

Net deferred tax asset	$215,076	$105,809

At December 31, 2005, the Company has net operating loss carry forwards of $14.5 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $0.8 million would expire in 2013 and $13.7 million will expire in 2025. Sovereign also has tax credit carry-forwards of $25.2 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $13.2 million will expire in December 2024 and the remaining $12.0 million will expire in December 2025. The Company has not recognized a deferred tax liability of $29.2 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).
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

Notes to Consolidated Financial Statements
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
The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$14,576,983	$12,163,082
Standby letters of credit	2,831,954	1,966,117
Loans sold with recourse	7,359	8,359
Forward buy commitments	2,829,704	909,624
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
Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.68 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2005 was $2.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.4 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans. These are seasoned loans with decreasing balances, and historical loss experience has been minimal.
Sovereign’s forward buy commitments primarily represent commitments to purchase loans and investment securities. At December 31, 2005, forward buy commitments include $2.2 billion of commitments to purchase mortgage loans for settlement in January 2006.
Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 3 to 10 years for transactions outstanding as of December 31, 2005. Sovereign estimates the maximum undiscounted exposure on these agreements at $11.7 million and the total carrying value of liabilities associated with these commitments was $0.3 million at December 31, 2005.
Litigation. In December 2005, Sovereign commenced litigation in the United States District Court for the Southern District of New York against Relational Investors, LLC (“Relational”), seeking a declaratory judgment that, under Sovereign’s articles of incorporation and the Pennsylvania Business Corporation Law, directors of Sovereign may only be removed from office by shareholders for cause. In January 2006, this action was combined with certain outstanding claims by Relational, including claims seeking a declaratory judgment that shareholders can remove directors without cause, claims relating to the issuance of shares of Sovereign common stock in the pending transaction with Banco Santander Central Hispano, S.A. and claims relating to the timing of Sovereign’s 2006 annual meeting of shareholders. There is additional outstanding class action and derivative litigation which relates to Sovereign’s pending transactions with Banco Santander Central Hispano, S.A. and Independence Community Bank Corp. Sovereign’s management believes that all of these claims are without merit and intends to defend against the claims vigorously in court. Sovereign incurred $5.8 million of costs in the fourth quarter of 2005 to defend itself against the claims and the actions of Relational, and anticipates incurring additional costs in 2006. On March 2, 2006, the judge in the District Court action in the Southern District of New York issued a ruling that Sovereign’s directors may be removed without cause; Sovereign disagrees with the District Court’s ruling under Pennsylvania law and Sovereign’s articles of incorporation, and intends to seek prompt review of the ruling by the United States Court of Appeals for the Second Circuit. Sovereign cannot predict with reasonable certainty the eventual outcome of such appeal or, if the ruling is upheld, the extent of the adverse impact of the ruling on Sovereign’s financial condition or results of operations.
With the exception of the matters described above, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.

Notes to Consolidated Financial Statements
Note 19 — Commitments and Contingencies (Continued)
Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income, at December 31, 2005, are summarized as follows (in thousands):

	AT DECEMBER 31, 2005
	Future Minimum
	Lease	Sublease	Net
	Payments	Income	Payments
2006	$77,843	$(13,473)	$64,370
2007	73,397	(11,475)	61,922
2008	57,532	(7,651)	49,881
2009	47,754	(5,615)	42,139
2010	40,422	(4,757)	35,665
Thereafter	248,725	(8,804)	239,921

Total	$545,673	$(51,775)	$493,898

Sovereign recorded rental expenses of $89.8 million, $84.9 million and $83.4 million, net of $14.0 million, $13.0 million and $13.1 million of sublease income, in 2005, 2004, and 2003, respectively.

Notes to Consolidated Financial Statements
Note 20 — Fair Value of Financial Instruments
The following table presents disclosures about the fair value of financial instruments as defined by SFAS No. 107, “Fair Value of Financial Instruments.” These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement.
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2005		2004
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,131,936	$1,131,936	$1,160,922	$1,160,922
Investment securities:
Available for sale	7,258,402	7,258,402	7,065,379	7,065,379
Held to maturity	4,647,627	4,561,397	3,904,319	3,889,002
Other investments	651,299	651,299	577,179	577,179
Loans, net	43,384,248	43,535,657	36,240,076	36,545,150
Mortgage servicing rights	91,057	101,584	73,957	76,938
Mortgage banking forward commitments	(538)	(538)	(640)	(640)
Mortgage interest rate lock commitments	475	475	220	220
Financial Liabilities:
Deposits	37,977,706	35,807,178	32,555,518	31,269,808
Borrowings and other debt obligations	18,720,897	18,788,464	16,140,128	16,384,412
Interest rate derivative instruments	11,355	11,355	41,761	41,761
Precious metals customer forward settlement arrangements	46,430	46,430	17,893	17,893
Precious metal forward sale agreements	(47,982)	(47,982)	(16,645)	(16,645)
Unrecognized Financial Instruments:(1)
Commitments to extend credit	122,554	122,487	91,775	91,700

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
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

Notes to Consolidated Financial Statements
Note 20 — Fair Value of Financial Instruments (Continued)
Precious metals customer forward settlement arrangements and precious metals forward sale agreements. Fair value of these contracts is based on the price of the metals based on published sources, taking into account, when appropriate, the current creditworthiness of the counterparties.
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2005, hedge ineffectiveness of $1.4 million was recorded as a reduction to miscellaneous general and administrative expense associated with fair value hedges.
During the fourth quarter of 2005, Sovereign terminated $211.3 million of receive fixed-pay variable interest rate swaps that were hedging the fair value of $211.3 million of junior subordinated debentures due to capital trust entities. The fair value adjustment to the basis of the debt was $11.6 million at the date of termination. This basis adjustment will be amortized to interest expense over the life of the debt under the effective interest rate method.
Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2005 and 2004, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the years ended December 31, 2004, the Company terminated $2.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $2.2 billion of borrowings, resulting in a net after-tax gain of $2.3 million. These gains will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2005, Sovereign expects approximately $4.7 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 24 for further detail of the amounts included in accumulated other comprehensive income.
Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. The Company also enters into precious metals customer forward arrangements and forward sale agreements.

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2005 and 2004 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2005
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$2,440,000	$—	$52,885	4.05%	4.54%	3.4
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,650,000	21,295	2,730	4.38%	4.17%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,090,000	$21,295	$55,615	4.25%	4.32%	2.5

December 31, 2004
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$1,638,590	$1,725	$27,332	4.75%	3.12%	5.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	1,850,000	8,858	8,916	2.16%	3.59%	1.6

Total derivatives used in SFAS 133 hedging relationships	$3,488,590	$10,583	$36,248	3.37%	3.37%	3.5

Summary information regarding other derivative activities at December 31, 2005 and December 31, 2004 follows (in thousands):

	AT DECEMBER 31,
	2005	2004
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(538)	$(640)
Interest rate lock commitments	475	220

Total mortgage banking risk management	(63)	(420)

Swaps receive fixed	(4,955)	50,273
Swaps pay fixed	27,919	(29,509)

Net Customer related swaps	22,964	20,764

Precious metal customer forward settlement arrangements	46,430	17,893
Precious metals forward sale agreements	(47,982)	(16,645)
Foreign exchange	740	(177)

Total activity	$22,089	$21,415

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended, December 31, 2005:

Income Statement
	Balance Sheet Effect	Effect For The
	at	Twelve Months Ended
Derivative Activity	December 31, 2005	December 31, 2005
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $24.0 million and $28.9 million, respectively, and an increase to other liabilities of $52.9 million.	Resulted in an increase of net interest income of $9.3 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.3 million, $2.7 million, and $12.1 million, respectively, and a decrease to deferred taxes of $6.5 million	Resulted in a decrease in net interest income of $18.6 million.

Forward commitments to sell loans	Increase to other liabilities of $0.5 million.	Increase to mortgage banking revenues of $0.1 million.

Interest rate lock commitments	Increase to mortgage loans of $0.5 million.	Increase to mortgage banking revenues of $0.3 million.

Net Customer Related Swaps	Increase to other assets of $23.0 million.	Increase in capital markets revenue of $2.2 million.

Foreign Exchange	Increase to other assets of $0.7 million	Increase in commercial banking revenue of $0.9 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of, December 31, 2004 and for the twelve months ended December 31, 2004:

Income Statement
	Balance Sheet Effect	Effect For The
	at	Twelve Months Ended
Derivative Activity	December 31, 2004	December 31, 2004
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $19.9 million and $5.7 million, respectively, and an increase to other assets and other liabilities of $1.7 million, and $27.3 million, respectively.	Resulted in an increase of net interest income of $43.8 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $8.9 million, with no net effect on stockholders’ equity and deferred taxes	Resulted in a decrease in net interest income of $55.1 million.

Forward commitments to sell loans	Increase to other liabilities of $0.6 million.	Increase to mortgage banking revenues of $1.2 million.

Interest rate lock commitments	Increase to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.7 million.

Net Customer Related Swaps	Increase to other assets of $20.8 million.	Decrease in capital markets revenue of $1.3 million.

Foreign Exchange	Increase in other liabilities of $0.2 million.	Decrease in commercial banking revenue of $0.1 million.

Net interest income resulting from interest rate exchange agreements included $123.5 million of income and $132.8 million of expense for 2005, $102.1 million of income and $113.4 million of expense for 2004, and $79.7 million of income and $117.2 million of expense for 2003.
Net losses generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled gains of $0.6 million for the twelve-months ended December 31, 2005 compared with losses of $2.0 million for the twelve-months ended December 31, 2004. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $8.9 million for the twelve-months ended December 31, 2005, compared with $6.3 million for the twelve-months ended December 31, 2004.

Notes to Consolidated Financial Statements
Note 22 — Asset Securitizations and Variable Interest Entities
In September 2005, Sovereign entered into a new twelve-month revolving securitization structure with its existing qualified special purpose trust that allows Sovereign to securitize up to $1.2 billion of dealer floor plan receivables. Sovereign retained servicing responsibilities for the loans in the trust and maintained other retained interests in the securitized loans. These retained interests included an interest-only strip, a cash reserve account and a subordinated note. The Company estimated the fair value of these retained interests by determining the present value of the expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses and discount rates. The investors and the trusts have no recourse to the Company’s assets, other than the retained interests, if the off-balance sheet loans are not paid when due. Sovereign receives annual contractual servicing fees of 1% for servicing the securitized loans. However, no servicing asset or liability was recorded for these rights since the contractual servicing fee approximates its market value.
During 2005 Sovereign securitized $1.1 billion of receivables under the new revolving securitization structure and recorded gains of $9.4 million, which were included in commercial banking revenues. These gains was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. The transaction costs involved in this securitization are being amortized over the twelve-month revolving period in accordance with SFAS No. 140.
In December 2002, the Company securitized approximately $565 million of residential mortgage loans, converting them into investment certificates. Sovereign recognized a gain at the time of the sale of $0.4 million associated with approximately 11% of the certificates which were sold to third parties. The majority of the certificates retained are AAA rated securities and are classified as investments available for sale. We also retained subordinated certificates in this transaction that totaled $29.2 million at December 31, 2005. The value of these certificates is subject to credit risk and prepayment risk. In accordance with SFAS No. 134 and SFAS No. 140, the subordinated certificates are retained interests in securitizations and are classified in investments available for sale on our Consolidated Balance Sheets. Sovereign retained servicing responsibilities related to this transaction, and receives an annual servicing fee of 0.375% as compensation. The investors have no recourse to the Company’s other assets to serve as additional collateral to protect their interests in the securitization.
The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at December 31, 2005 and 2004, and the net credit losses for the year ended December 31, 2005 and 2004, are as follows (in thousands):

	2005
		Principal	Net
	Total	90 Days	Credit
	Principal	Past Due	Losses
Mortgage Loans	$12,545,445	$55,275	$932
Home Equity Loans	9,966,031	102,112	22,253
Automotive Floor Plan Loans	1,468,176	832	—

Total Owned and Securitized	$23,979,652	$158,219	$23,185

Less:
Securitized Mortgage Loans	82,643	1,071	154
Securitized Home Equity Loans	172,907	20,635	5,989
Securitized Automotive Floor Plan Loans	1,021,698	—	—

Total securitized loans	1,277,248	21,706	6,143

Net Loans	$22,702,404	$136,513	$17,042

	2004
		Principal	Net
	Total	90 Days	Credit
	Principal	Past Due	Losses
Mortgage Loans	$8,640,101	$58,260	$1,112
Home Equity Loans	9,821,250	67,335	16,478
Automotive Floor Plan Loans	1,447,769	241	—

Total Owned and Securitized	$19,909,120	$125,836	$17,590

Less:
Securitized Mortgage Loans	142,606	1,315	69
Securitized Home Equity Loans	243,593	28,990	10,697
Securitized Automotive Floor Plan Loans	579,000	—	—

Total securitized loans	965,199	30,305	10,766

Net Loans	$18,943,921	$95,531	$6,824

Notes to Consolidated Financial Statements
Note 22 — Asset Securitizations and Variable Interest Entities (Continued)
The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

AT DECEMBER 31, 2005
Automotive
Floor Plan
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$6,471
Subordinated interest retained	52,655
Interest only strips	3,080
Cash reserve	5,266

Total Retained Interests and Servicing Rights	$67,472

Key Economic Assumptions:
Weighted average life (in years)	0.34
Expected credit losses	0.25%
Residual cash flows discount rate	8.00%
The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2005	2004
Proceeds from collections reinvested in revolving-period securitizations	$4,476,993	$4,838,405
Servicing fees received	8,022	8,391
Other cash flows received on retained interests	53,649	15,376
Purchases of delinquent or foreclosed assets	—	—

Notes to Consolidated Financial Statements
Note 22 — Asset Securitizations and Variable Interest Entities (Continued)
At December 31, 2005 and 2004, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home	Auto
	Mortgage	Equity	Floor
	Loans	Loans	Plan Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$6,471	$6,471
Subordinated interest retained	29,229	—	52,655	81,884
Servicing rights	1,343	486	—	1,829
Interest only strips	—	9,468	3,080	12,548
Cash reserve	—	—	5,266	5,266

Total Retained Interests and Servicing Rights	$30,572	$9,954	$67,472	$107,998

As of December 31, 2005
Weighted-average life (in yrs)	1.01	1.62	0.34
Prepayment speed assumption (annual rate)
As of December 31, 2005	40%	23%	45%
As of December 31, 2004	40%	27%	—%
As of the date of the securitization	40%	22%	50%
Impact on fair value of 10% adverse change	$(45)	$(75)	$(118)
Impact on fair value of 20% adverse change	$(112)	$(164)	$(213)

Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of December 31, 2005	.12%	1.74%	.25%
As of December 31, 2004	.12%	1.59%	—%
As of the date of the securitization	.12%	0.75%	.25%
Impact on fair value of 10% adverse change	$(12)	$(249)	$(46)
Impact on fair value of 20% adverse change	$(24)	$(513)	$(93)

Residual cash flows discount rate (annual)
As of December 31, 2005	9%	12%	8%
As of December 31, 2004	9%	12%	—%
As of the date of the securitization	9%	12%	8%
Impact on fair value of 10% adverse change	$(17)	$(194)	$(110)
Impact on fair value of 20% adverse change	$(34)	$(385)	$(220)
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
Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $145.2 million at December 31, 2005 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $65.3 million at December 31, 2005. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 23 — Earnings Per Share
The following table presents the computation of earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Calculation of income for EPS:
Net Income as reported and for basic EPS	$676,160	$453,552	$401,851
Contingently convertible trust preferred interest expense, net of tax	25,427	21,212	—

Net income for diluted EPS	$701,587	$474,764	$401,851

Calculation of shares:
Weighted average basic shares	363,655	322,289	277,301
Dilutive effect of:
Warrants	—	—	8,667
Stock-based compensation	6,439	5,902	4,509
Warrants on contingently convertible debt	26,093	22,105	—

Weighted average fully diluted shares	396,187	350,296	290,477

Earnings per share:
Basic	$1.86	$1.41	$1.45
Diluted	$1.77	$1.36	$1.38
Sovereign repurchased 21 million shares during 2005 which had the impact of reducing our weighted average fully diluted shares by 12.4 million shares. At December 31, 2005, Sovereign had 1.3 million stock options excluded from our fully diluted share count calculation since they were antidilutive based on the market price of Sovereign’s stock as of December 31, 2005.
Note 24 — Comprehensive Income
The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No.130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Net income	$676,160	$453,552	$401,851

Net unrealized gain/(loss) on derivative instruments for the period	12,105	19,070	29,994
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(79,249)	(77,214)	(71,714)
Less reclassification adjustments:
Derivative instruments	(12,051)	(12,225)	(3,724)
Investments available for sale	7,613	9,249	42,937

Net unrealized gain/(loss) recognized in other comprehensive income	(62,706)	(55,168)	(80,933)

Comprehensive income	$613,454	$398,384	$320,918

Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $131.3 million and net accumulated losses on derivatives of $39.5 million at December 31, 2005, compared to net unrealized gains on securities of $44.4 million and net accumulated losses on derivatives of $63.7 million at December 31, 2004.

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information
Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2005	2004
Assets
Cash and due from banks	$17,753	$68,331
Available for sale investment securities	35,336	35,431
Investment in subsidiaries:
Bank subsidiary	6,756,145	5,864,306
Non-bank subsidiaries	650,289	204,267
Other assets	174,262	153,867

Total Assets	$7,633,785	$6,326,202

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$1,674,078	$1,180,257
Borrowings from non-bank subsidiaries	118,165	114,969
Other liabilities	30,843	42,604

Total liabilities	1,823,086	1,337,830

Stockholders’ Equity	5,810,699	4,988,372

Total Liabilities and Stockholders’ Equity	$7,633,785	$6,326,202

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Dividends from Bank subsidiary	$750,000	$130,000	$610,000
Interest income	6,375	3,459	3,745
Other income	139	4,764	(407)

Total income	756,514	138,223	613,338

Interest expense	99,675	110,140	106,480
Other expense	50,205	109,532	36,555

Total expense	149,880	219,672	143,035

Income/(loss) before income taxes and equity in earnings of subsidiaries	606,634	(81,449)	470,303
Income tax benefit	(83,674)	(81,849)	(44,099)

Income before equity in earnings of subsidiaries	690,308	400	514,402
Dividends in excess of Bank subsidiary current year earnings	—	—	(127,628)
Equity in undistributed earnings/(loss) of:
Bank subsidiary	(22,647)	429,004	—
Non-bank subsidiaries	8,499	24,148	15,077

Net income	$676,160	$453,552	$401,851

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information (Continued)
STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$676,160	$453,552	$401,851
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	—	(429,004)	—
Non-bank subsidiaries	(8,499)	(24,148)	(15,077)
Dividends in excess of Bank subsidiary current year earnings	22,647	—	127,628
Loss on retirement borrowings and other debt obligations (1)	—	81,186	29,838
Stock based compensation expense	30,404	22,428	16,314
Allocation of Employee Stock Ownership Plan	2,311	2,371	2,387
Other, net	(42,251)	(204,166)	(59,431)

Net cash (used in) provided by operating activities	680,772	(97,781)	503,510

Cash Flows from Investing Activities:
Net capital contributed to subsidiaries	(965,808)	(214,394)	(35,082)
Net cash (paid) received from acquisitions	280,210	(208,237)	—
Net purchases and sales of investment securities	1,096	—	(3,799)

Net cash used in investing activities	(684,502)	(422,631)	(38,881)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(350,000)	(796,401)	(609,640)
Net proceeds received from senior notes and senior credit facility	797,805	997,710	188,000
Net change in borrowings from non-bank subsidiaries	3,196	11,338	(137,325)
Sale (acquisition) of treasury stock	(470,215)	(5,837)	(17,643)
Cash dividends paid to stockholders	(61,017)	(37,222)	(28,094)
Advance to ESOP plan	—	—	(7,152)
Net proceeds from the issuance or exercise of warrants	—	285,435	187,591
Net proceeds from issuance of common stock	33,383	34,080	31,673

Net cash (used in) provided by financing activities	(46,848)	489,103	(392,590)

Increase (decrease) in cash and cash equivalents	(50,578)	(31,309)	72,039
Cash and cash equivalents at beginning of period	68,331	99,640	27,601

Cash and cash equivalents at end of period	$17,753	$68,331	$99,640

(1) The debt extinguishment loss for 2004 does not equal the loss on the consolidated statement of operations since a portion of the debt retired in 2004 was hedged at Sovereign Bank. At the time of this extinguishment, the hedge was in a gain position that was realized and recorded at Sovereign Bank and not the Parent Company.

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information
Effective January 1, 2005, Sovereign reorganized its reporting structure in keeping with its strategy of offering local community banking decision making combined with the broad product and service offerings that are normally only available at a large bank. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. Additionally in 2005, Sovereign’s Wealth Management business was reclassified from Shared Services Consumer to Shared Services Commercial based on a change in our internal reporting structure. Prior period results have been restated to reflect Sovereign’s new segments.
The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in New Jersey, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. Both areas offer a wide range of products and services to customers which generates assets and fee income for Sovereign and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, our indirect automobile group and our consumer lending group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses. The assets that have not been allocated to the Mid Atlantic Banking Division, New England Banking Division, Shared Services Consumer and Shared Services Commercial, and are included in Other, are certain cash and cash equivalents, investments, goodwill and other intangible assets, bank owned life insurance and certain other assets. Although goodwill and other intangible assets are not allocated to all of the segments for management reporting purposes, these assets are considered by the Company for purposes of assessing impairment of its goodwill in reporting units under SFAS No. 142. Goodwill was allocated based upon the relative fair values of the reporting units which are equivalent to our reportable segments and as of December 31, 2005, goodwill allocated to the Mid Atlantic Banking Division, New England Banking Division, Shared Services Consumer and Shared Services Commercial was $1.16 billion, $658 million, $559 million and $343 million, respectively. At December 31, 2004, goodwill allocated to the Mid Atlantic Banking Division, New England Banking Division, Shared Services Consumer and Shared Services Commercial was $557 million, $680 million, $560 million and $328 million, respectively.
The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2005
	Mid-Atlantic
	Banking	New England	Shared Services	Shared Services
	Division	Banking Division	Consumer	Commercial	Other(2)	Total
Net interest income/(expense)	$584,163	$665,466	$312,727	$227,780	$(201,855)	$1,588,281
Provision for credit losses	21,092	7,084	50,033	3,706	8,085	90,000
Fees and other income	131,613	162,926	151,656	128,507	60,057	634,759
General and administrative expenses	376,351	423,628	150,538	108,209	30,478	1,089,204
Depreciation/Amortization	15,073	16,264	32,317	3,621	99,987	167,262
Income (Loss) before income taxes	318,438	397,679	243,407	244,372	(311,776)	892,120
Intersegment revenues (expenses) (1)	443,767	592,696	(801,436)	(310,508)	75,481	—
Average Assets	$6,476,948	$5,623,854	$21,663,696	$9,746,359	$17,221,117	$60,731,974

	DECEMBER 31, 2004
	Mid-Atlantic
	Banking	New England	Shared Services	Shared Services
	Division	Banking Division	Consumer	Commercial	Other(2)	Total
Net interest income/(expense)	$443,429	$506,094	$288,152	$173,544	$(6,402)	$1,404,817
Provision for credit losses	29,307	14,025	41,515	25,455	16,698	127,000
Fees and other income	120,172	152,271	53,171	96,182	46,273	468,069
General and administrative expenses	316,403	378,157	106,048	115,807	26,246	942,661
Depreciation/Amortization	13,797	14,696	31,207	2,632	99,478	161,810
Income (Loss) before income taxes	217,890	266,183	180,539	128,464	(211,854)	581,222
Intersegment revenues (expenses) (1)	351,670	443,490	(510,918)	(163,721)	(120,521)	—
Average Assets	$4,548,805	$4,518,691	$15,571,888	$7,835,141	$18,084,082	$50,558,607

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information (Continued)

	DECEMBER 31, 2003
	Mid-Atlantic
	Banking	New England	Shared Services	Shared Services
	Division	Banking Division	Consumer	Commercial	Other(2)	Total
Net interest income/(expense)	$399,294	$371,716	$307,581	$152,003	$(24,966)	$1,205,628
Provision for credit losses	26,388	15,303	32,516	58,641	29,109	161,957
Fees and other income	111,073	119,723	84,802	88,952	50,969	455,519
General and administrative expenses	302,219	309,998	105,345	102,176	32,626	852,364
Depreciation/Amortization	12,753	11,054	39,714	2,067	91,060	156,648
Income (Loss) before income taxes	181,760	166,138	246,650	67,993	(107,642)	554,899
Intersegment revenues (expenses)(1)	348,783	367,842	(362,775)	(137,089)	(216,761)	—
Average Assets	$4,193,943	$3,083,841	$12,131,842	$6,686,035	$15,320,243	$41,415,904

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(2)	Included in Other in 2005 and 2004 were net merger and integration charges of $12.7 million and $46.4 million, respectively. Included in Other in 2004 and 2003 are debt extinguishment losses $63.8 million and $29.8 million, respectively. The 2005 results also include $4.0 million of lease and contract termination charges and $5.8 million for proxy and professional costs. See Note 29 for further details.
Note 27 — Merger Related and Integration Charges, Net
Following is a summary of amounts charged to earnings related to business combinations (in thousands):

	2005	2004	2003
Merger related and integration charges	$12,744	$46,359	$—

Total	$12,744	$46,359	$—

In 2005, Sovereign recorded merger-related and integration charges related to the Waypoint acquisition of $16.7 million. Of this amount, $2.4 million was related to branch and office consolidations, $5.8 million was related to system conversions and $8.5 million was recorded for retail banking conversion costs and other costs. There was $4 million of merger-related and integration reversals related to First Essex and Seacoast in 2005 based on favorable conversion costs and other merger-related items being lower than amounts initially estimated.
In 2004, Sovereign recorded merger-related and integration charges related to the First Essex acquisition of $22.7 million. Of this amount, $14.2 million was related to branch and office consolidations, $3.2 million was related to system conversions and $5.3 million was recorded for employee benefits and other costs. In addition, Sovereign recorded merger-related and integration charges related to the Seacoast acquisition of $23.7 million during 2004. Of this amount, $5.2 million was related to branch and office consolidations, $6.5 million was related to system conversions, and $11.9 million was related to retail banking conversion costs and other costs.

Notes to Consolidated Financial Statements
Note 27 — Merger Related and Integration Charges, Net (Continued)
The status of reserves associated with business acquisitions is summarized as follows (in thousands):

	RESERVE ACTIVITY
	2005	2004
Charge recorded in earnings in 2005 and 2004	$24,681	$46,359

Amount provided in purchase accounting:
2005	11,609	(27,352)
2004	—	65,464
Payments:
2005	(18,012)	(13,363)
2004	—	(44,775)
Non-cash charge	—	—
Changes in estimates 2005(1)	(7,943)	(3,746)

Reserve balance at December 31, 2005	$10,335	$22,587

(1)	In the second and third quarters of 2005, Sovereign reversed $5.9 million and $2.0 million, respectively, as a result of conversion costs and other merger related items being lower than the amounts initially estimated on the Waypoint acquisition.
Sovereign recorded additional loan loss provisions of $6 million for the First Essex acquisition to conform the institution’s allowance for loan loss to Sovereign’s reserve policies. This charge was expensed through “provision for credit losses” on the Consolidated Statement of Operations.
Note 28 — Pending Transactions
     On October 24, 2005, Sovereign Bancorp, Inc. (“Sovereign”) and Santander announced that they had entered into an Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”), which sets forth the terms and conditions pursuant to which, among other things, (i) Santander will purchase from Sovereign approximately 88 million shares of Sovereign’s common stock for $2.4 billion in cash, (ii) Santander can increase its ownership during the first two years following the closing subject to certain standstill restrictions and regulatory limitations, and (iii) Santander can, after two years, subject to certain exceptions and subject to shareholder approval, acquire 100% of Sovereign in a negotiated transaction. On November 22, 2005, Sovereign and Santander approved certain amendments to the Investment Agreement. We expect this agreement to close in 2006. The proceeds of the investment will be used to acquire the common stock of Independence Community Bank Corp. (“Independence”) as discussed below. Additionally, Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist Sovereign with the funding of its acquisition of Independence.
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
     As of December 31, 2005, Independence has approximately $19.1 billion in assets, $12.2 billion in net loans, $3.6 billion in investments, $10.9 billion in deposits, $5.6 billion of borrowings and other debt obligations and $2.3 billion of stockholders’ equity. Independence is headquarted in Brooklyn, New York, with 125 branches located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Management expects that this acquisition will fortify our presence as a leading banking company in the Northeast by connecting our Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. Sovereign expects to complete the merger in 2006; however, completion of the merger is subject to a number of customary conditions, including but not limited to, the receipt of required regulatory approvals. Shareholders of Independence approved the Merger Agreement on January 25, 2006.
A more detailed summary description of the Investment Agreement and the Merger Agreement is set forth in Sovereign’s Current Report on Form 8-K filed with the SEC on October 27, 2005, which Form 8-K includes the full text of both the Investment Agreement and the Merger Agreement as Exhibits 10.1 and 10.2, respectively.

Notes to Consolidated Financial Statements
Note 29 — Other Charges
In the first quarter of 2005, Sovereign recorded a contract termination charge of $2.3 million on a loan servicing agreement for certain consumer loans owned by Sovereign that were serviced by a third party. Sovereign will service these consumer loans in the future as we believe we have the necessary infrastructure to service these customers more efficiently and effectively. In the third quarter of 2005, Sovereign negotiated a reduced termination penalty which resulted in a $1.2 million reversal to integration charges. Sovereign also recorded in the first quarter of 2005, a charge of $2.9 million related to certain leased real estate that was vacated and is no longer being used by the Company. This charge was determined based on the present values of the portion of the remaining lease obligations that were associated with the vacated space, net of the estimated fair value of subleasing the property.
As discussed in Note 19, Sovereign has outstanding litigation proceedings against Relational. Sovereign incurred $5.8 million of costs to defend itself against Relational’s claims/actions and anticipates incurring additional costs in 2006.
Note 30 — Subsequent Event
On March 15, 2006 Sovereign announced that its Board of Directors had declared a cash dividend increase of $.02 on its common stock. The increase will result in a quarterly cash dividend of $.08 per share and an annual cash dividend of $.32 per share. The cash dividend is payable on May 15, 2006 to shareholders of record on May 1, 2006. Additionally, Sovereign announced a 5% stock dividend, which will be distributed on May 22, 2006 to shareholders of record on May 1, 2006. The newly issued shares will be issued in book form and are not eligible for the cash dividend payable on May 15, 2006. All share and per share amounts will reflect the effect of this stock dividend on the record date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2005.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The other information required by this Item 10 will be included in an Annual Report on Form 10-K/A to be filed by the Company within 120 days after its fiscal year-end (the “Form 10-K/A).
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
Item 11. Executive Compensation.
The information required by this Item will be included in the Form 10-K/A.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item will be included in the Form 10-K/A.
Item 13. Certain Relationships and Related Transactions.
The information required by this Item will be included in the Form 10-K/A.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be included in the Form 10-K/A.

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
(b) Exhibits.
(2.1) Agreement and Plan of Merger, dated as of October 24, 2005, among Sovereign Bancorp, Inc., Iceland Acquisition Corp., and Independence Community Bank Corp. (Incorporated by reference to Exhibit 2.1 to Sovereign’s Current Report on Form 8-K filed on October 27, 2005.)
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
(3.2.1) Amendment to Section 3.02 of Bylaws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Current Report on Form 8-K filed on January 4, 2006.
(4.1) Senior Trust Indenture dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Registration Statement No. 33-75472 on Form S-3.
(4.2) Sixth Independence Supplement, dated September 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as trustee under an indenture, dates as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as successor to Harris Trust and Savings Bank. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-K filed on September 1, 2005.)
(4.3) Form of Senior Floating Rate Notes due 2009 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to Sovereign’s Current Report on Form 8-K filed on September 1, 2005.)
(4.4) Form of 4.80% Senior Notes due 2010 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.4 to Sovereign’s Current Report on Form 8-K filed on September 1, 2005.)
(4.5) Exchange and Registration Rights Agreement, dated September 1, 2005, between Sovereign Bancorp, Inc. and Goldman, Sachs & Co., as representative of the several purchasers. (Incorporated by reference to Exhibit 4.5 to Sovereign’s Current Report on
Form 8-K filed on September 1, 2005.)
(4.6) Sovereign Bancorp, Inc. has certain other debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies to the Commission on request.

(10.1) Sovereign Bancorp, Inc. 1986 Stock Option Plan (the “1986 Plan”). (Incorporated by reference to Exhibit 10.1 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1994.)
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
(10.6) Amendment to the Rights Agreement, dated as of October 24, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-/A filed on October 28, 2005.)
(10.7) Form of Rights Certificate (Incorporated by reference to Exhibit B to the Rights Agreement.) Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).
(10.8) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 2000.)
(10.9) Sovereign Bancorp, Inc. 1993 Stock Option Plan (the “1993 Plan”). (Incorporated by reference to Exhibit 10.23 to Sovereign’s Annual Report on Form 10-K, SEC File No. 0-16533, for the fiscal year ended December 31, 1992.)
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
(10.12) Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”). (Incorporated by reference to Exhibit 4.3 to Sovereign’s Registration Statement on Form S-8, SEC File No. 333-05309.)
(10.13) Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2002.)
(10.14) Employment Agreement dated as of May 20, 2005, between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, filed on May 20, 2005.)
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
(10.36) Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”) between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed on October 27, 2005.)
(10.37) Amendment to Investment Agreement, made as of November 22, 2005, between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed on November 23, 2005.)
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
March 16, 2006

By:	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ P. Michael Ehlerman	Director	March 16, 2006
P. Michael Ehlerman

/s/ Brian Hard	Director	March 16, 2006
Brian Hard

/s/ Marian L. Heard	Director	March 16, 2006
Marian L. Heard

/s/ Andrew C. Hove, Jr.	Director	March 16, 2006
Andrew C. Hove, Jr.

/s/ Daniel K. Rothermel	Director	March 16, 2006
Daniel K. Rothermel

/s/ Jay S. Sidhu Jay S. Sidhu	Director, President and Chief Executive Officer Chairman of Board of Directors (Principal Executive Officer)	March 16, 2006

/s/ Cameron C. Troilo, Sr. Cameron C. Troilo, Sr.	Director	March 16, 2006

/s/ Mark R. McCollom Mark R. McCollom	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 16, 2006

/s/ Thomas D. Cestare Thomas D. Cestare	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	March 16, 2006