Form 10-K/A
period 2005-12-31
SOVEREIGN BANCORP INC
filed 2006-05-01
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2005, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to                     .
Commission File Number 001-16581
SOVEREIGN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088
(State or other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

1500 Market Street, Philadelphia, Pennsylvania	19102

(Address of Principal Executive Offices)	(Zip Code)
(215) 557-4630
Registrant’s Telephone Number
Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange on Which Registered
Common stock, no par value	NYSE
8.75% Preferred Capital Securities	NYSE
(Sovereign Capital Trust III)
Seacoast Capital Trust I	Nasdaq
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $8,061,811,472 as of June 30, 2005. As of March 31, 2006, the Registrant had 361,808,751 shares of Common Stock outstanding.

i

(continued)

Page
CORPORATE STOCK PERFORMANCE GRAPHS	72

PRINCIPAL ACCOUNTANT FEES AND SERVICES	76
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors	78

SIGNATURES	79

APPENDIX A — SOVEREIGN BANCORP, INC. CATEGORICAL STANDARDS FOR INDEPENDENCE	A-1

EXHIBIT INDEX	E-1
Certification
Certification
Certification
Certification

ii

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 16, 2006 (the “Original Filing”), by Sovereign Bancorp, Inc. (“Sovereign”). On January 4, 2006, Sovereign announced that its 2006 Annual Meeting of Shareholders would be held sometime after August 31, 2006, in order to allow management to focus its full attention on the pending acquisition and integration of Independence Community Bank Corp. (“Independence”) and the completion of a related funding transaction with Banco Santander Central Hispano, S.A. (“Santander”). The 2006 Annual Meeting of Shareholders is currently scheduled to be held on September 20, 2006, subject to the right of Sovereign’s Board of Directors (the “Board”) to change such date based on changed circumstances.
     Because Sovereign will not be filing definitive proxy material for such meeting within 120 days of its fiscal year end, the information relating to Sovereign’s directors and officers required by Part III of Form 10-K cannot be incorporated by reference into Sovereign’s Form 10-K from such proxy material as it had been in prior years. This Amendment is intended to provide the information required by Part III.
     Other information in the Original Filing remains unchanged and is not reproduced in this Amendment. No information included in the Original Filing, including Sovereign’s financial statements and the footnotes thereto, has been modified or updated since the filing of the Original Filing.
     We expect that pro forma financial statements giving effect to the acquisition of Independence, the investment by Santander and the remaining funding required to complete the Independence transaction will be filed on Form 8-K in July 2006.

DIRECTORS OF THE REGISTRANT
     Sovereign’s Articles of Incorporation (the “Articles”) provide that the number of Sovereign directors shall consist of not less than six nor more than twenty members, as fixed by the Board from time to time. The Articles also divide the Board into three classes, which under applicable law, must be as nearly equal as possible in terms of the number of directors in each class. The Board, which is divided into three classes, currently consists of eight directors, seven of which were elected by Sovereign’s shareholders. The eighth director was appointed pursuant to the terms of a Settlement Agreement between Sovereign and Relational Investors, LLC (“Relational”) dated as of March 22, 2006 (the “Settlement Agreement”) (see Exhibit 10.1 to Form 8-K filed on March 24, 2006, for the complete text of the Settlement Agreement). All of Sovereign’s eight directors, except Mr. Sidhu, are non-employee directors and have been determined to be independent by the Board.
Current Directors
     The principal occupation and business experience during the last five years of, and other information with respect to, each of Sovereign’s eight directors is as follows:
     P. MICHAEL EHLERMAN. Age — 67. Mr. Ehlerman has served as Chairman of Yuasa Battery, Inc. (a leading manufacturer of motorcycle and sportscraft batteries) since 2000, as Chairman and CEO from October 2000 until October 2003, as Vice Chairman and CEO from 1998 until 2000, and as President and COO of Yuasa’s predecessor company from 1991 until 1998. He also served as a director of Yuasa Corporation (Japan) from June 1998 to June 2005. Yuasa Corporation (Japan) is a subsidiary of GS Yuasa Corporation, a publicly held corporation which is headquartered in Japan and listed on the Tokyo Stock Exchange and the Osaka Stock Exchange. Mr. Ehlerman also served as Executive Vice President of Finance of Exide Corporation, one of the world’s largest publicly owned automotive and industrial battery manufacturers, and held other senior executive financial and accounting positions with Exide’s predecessor entities from 1977 to 1991. During his long career in finance and accounting, Mr. Ehlerman also served on the internal audit staff at General Electric Company and as assistant controller at United States Gypsum Company.

     Mr. Ehlerman was elected to the Board in September 2002, and has served as a director of Sovereign Bank since January 2001. Mr. Ehlerman has served on Sovereign’s Audit Committee since 2002. The Board, in the exercise of its business judgment, has designated Mr. Ehlerman as the Audit Committee Financial Expert in each year from 2002 through 2006. Mr. Ehlerman also serves on Sovereign’s Nominating and Retirement Savings Plan Committees and as Chairperson of Sovereign’s Compensation Committee. He also serves as a member of Sovereign Bank’s Executive, Audit, Risk Management and CRA Committees and as Chairperson of the Asset Liability Committee.
     BRIAN HARD. Age — 59. Mr. Hard has been a director of Penske Corporation, a $12 billion closely held and diversified transportation services holding company, since 2001. Penske Corporation’s subsidiaries operate globally in a variety of segments, including retail automotive, truck leasing, transportation logistics, transportation component manufacturing, and high-performance racing. Mr. Hard became a director and President of Penske Truck Leasing Co., LP, a $4 billion global company, in 1988. Penske Truck Leasing Co., LP is a joint venture of Penske Corporation and General Electric Company and is one of the leading global transportation services companies, employing approximately 20,000 people, operating more than 200,000 vehicles and serving customers from nearly 1,000 locations in the U.S., Canada, Mexico, South America and Europe. As President of Penske Truck Leasing Co., LP, Mr. Hard is responsible for its overall business operations, including its financial condition and results of its operations. In addition to his many other duties as President of Penske Truck Leasing Co., LP, Mr. Hard is responsible for oversight of its Chief Financial Officer and other senior accounting and financial officers, including indirect oversight of the preparation, analysis and evaluation of its financial statements. Mr. Hard has also served as a director of the Reading Hospital and Medical Center since 1988 and as a Trustee of Franklin & Marshall College since July 2004.
     Mr. Hard was elected to the Board in November 1999, and has served as a director of Sovereign Bank since 1996. Mr. Hard has served as a member of Sovereign’s Audit Committee and as Chairperson of the Audit Committee since 2000. Mr. Hard also serves on Sovereign’s Executive, Compensation, Ethics and Corporate Governance, Mergers and Acquisition,

Nominating and Retirement Savings Plan Committees. He also serves as a member of Sovereign Bank’s Executive Committee and as Chairperson of the Audit Committee.
     MARIAN L. HEARD. Age — 65. Mrs. Heard is currently the President and Chief Executive Officer of Oxen Hill Partners, specialists in leadership development programs. Mrs. Heard has served as a director of CVS Corporation (“CVS”) since 1999. CVS, which is a publicly held corporation listed on the New York Stock Exchange (the “NYSE”), is the largest retail pharmacy in the United States with approximately 5,400 store locations. She has served on the Audit, Nominating and Corporate Governance Committees of CVS since 2000 and recently joined the Management Planning Committee. She has also served as a director of Liberty Mutual Holding Company, Inc. (“Liberty Mutual Group”) since 1994, a holding company for the family of Liberty Mutual Group insurance companies. Liberty Mutual Group is a leading global insurer and the sixth largest property and casualty insurer in the United States. In 2005, Liberty Mutual Group ranked 102nd on the Fortune 500 list of largest companies in the U.S. based on 2005 revenue. Mrs. Heard has served as a director of Blue Cross and Blue Shield of Massachusetts since 1992. Mrs. Heard served as a director of Fleet Bank of Massachusetts from 1992 to 1998 and subsequently Fleet Financial Corporation (“Fleet”) from 1998 until it was acquired by Bank of America in 2004. Fleet was the seventh largest banking institution in the U.S. and listed on the NYSE when it announced its merger with Bank of America. Mrs. Heard was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992. Mrs. Heard retired from the United Way in July 2004. During the last two years of her tenure, the United Way of New England was number one among United Way agencies in the U.S. in leadership giving.
     Mrs. Heard joined Sovereign Bank’s Board of Directors in 2004 and was elected to the Board in 2005. She serves as a member of Sovereign’s Ethics and Corporate Governance and Retirement Savings Plan Committees. She also serves as a member of Sovereign Bank’s Asset Liability and CRA Committees.
     ANDREW C. HOVE, JR. Age — 71. Before joining Sovereign, Mr. Hove served as the Vice Chairman and then as the Acting Chairman of the Federal Deposit Insurance Corporation, Washington, D.C. from 1990 until his retirement in January 2001. Prior to 1990, he served as

Chairman and Chief Executive Officer of Minden Exchange Bank & Trust Co., headquartered in Nebraska. Mr. Hove also served as President of the Nebraska Bankers Association and acted as Vice President, American Bankers Association, representing Nebraska. Since March 15, 2002, Mr. Hove has continuously served as a director of Great Western Bancorporation, Inc. (“Great Western”), a bank holding company headquartered in Omaha, Nebraska (formerly known as Spectrum Bancorporation, Inc.). Great Western operates more than 70 banking locations in Nebraska, South Dakota, Iowa, Missouri and Kansas, and had total assets, total deposits and stockholders’ equity of $2.8 billion, $2.2 billion and $169.2 million, respectively, as of December 31, 2005. Mr. Hove also serves as a director of Wilber Co., a bank holding company located in Wilber, Nebraska. Wilber Co. is the parent company of, among others, Saline State Bank, which operates seven branch locations in Nebraska. Wilber Co. had total assets, total deposits and stockholders’ equity of $202.2 million, $148.4 million and $18.8 million, respectively, as of December 31, 2005. Due to geographic location and size considerations, neither Great Western nor Wilber Co. competes with Sovereign in any material respect.
     Mr. Hove joined Sovereign Bank’s Board as a director in 2001 and became a director of Sovereign in February 2002. Mr. Hove serves on Sovereign’s Executive, Compensation, Audit and Nominating Committees and as Chairperson of the Ethics and Corporate Governance Committee. He also serves as a member of Sovereign Bank’s Executive, Audit and Asset Liability Committees and as Chairperson of Sovereign Bank’s Risk Management Committee.
     DANIEL K. ROTHERMEL. Age — 68. Mr. Rothermel became President and Chief Executive Officer of Cumru Associates, Inc., a private holding company in 1989. He retired in 1989 as Vice President, General Counsel and Secretary of Carpenter Technology Corporation, a NYSE listed specialty steel manufacturer, a position he held for more than ten years.
     Mr. Rothermel has been a director of Sovereign since it was formed in 1987 and has served continuously as a director of Sovereign Bank and a predecessor since 1976. Mr. Rothermel serves on Sovereign’s Compensation, Ethics and Corporate Governance, Mergers and Acquisition, and Retirement Savings Plan Committees and as Chairperson of the Nominating and Executive Committees. Mr. Rothermel also serves as Vice Chairperson of Sovereign’s Audit Committee. Mr. Rothermel was appointed as presiding or Lead Director for sessions of the non-management members of the Board in each year from 2002 through 2006. Mr. Rothermel also serves as a member of Sovereign Bank’s Asset Liability and Risk Management Committees and as Chairperson of the Executive Committee.
     JAY S. SIDHU. Age — 54. Mr. Sidhu became President and Chief Executive Officer of Sovereign in November 1989, and was named President and Chief Executive Officer of Sovereign Bank in March 1989. Previously, Mr. Sidhu served as Treasurer and Chief Financial Officer of Sovereign since the organization of Sovereign in 1987. Mr. Sidhu became a director of Sovereign in 1988 and of Sovereign Bank in 1987. In April 2002, Mr. Sidhu was elected Chairman of Sovereign. Mr. Sidhu serves on Sovereign’s Executive and Retirement Savings Plan Committees and as Chairperson of Sovereign’s Mergers and Acquisition Committee. Mr. Sidhu also serves as a member of Sovereign Bank’s Executive, Asset Liability, Risk Management and CRA Committees.
     CAMERON C. TROILO, SR. Age — 67. Mr. Troilo is the President and Chief Executive Officer of Cameron C. Troilo, Inc., a holding company for various entities engaged in commercial real estate development, construction, leasing and management businesses. Mr. Troilo previously served as Vice Chairman of Yardley Savings & Loan Association, which was acquired by Sovereign Bank in 1989.
     Mr. Troilo was elected to the Board in 1997, and has served continuously as a director of Sovereign Bank and a predecessor since 1974. Mr. Troilo serves on Sovereign’s Executive and Mergers and Acquisition Committees and as Chairperson of Sovereign’s Retirement Savings Plan Committee. Mr. Troilo also serves on Sovereign Bank’s Executive, Asset Liability and Risk Management Committees.
     RALPH V. WHITWORTH. Age – 50. Since 1996, Mr. Whitworth has been a principal of Relational Investors, LLC, a private investment firm and Sovereign’s largest shareholder. He is the former chairman of the board of Apria Healthcare Group, Inc., and a former director of Mattel, Inc., Waste Management, Inc. and Tektronix, Inc. (all of which are NYSE listed), and Sirius Satellite Radio, Inc (which is listed on the Nasdaq National Market System). Mr. Whitworth is also a director of privately-held Titan Investment Partners, LLC, an investment fund which focuses on emerging companies.

     From 1988 to 1996, Mr. Whitworth served as president of Whitworth and Associates, a Washington, D.C.-based advisory firm, which advised major corporations and investors on investments, acquisitions and corporate governance matters. He also held the position of President of Development at United Thermal Corporation from 1989 to 1992, and was a member of its board of directors.
     Previous experience includes four years as assistant to the general partner at Mesa Limited Partnership, which during his tenure was the nation’s largest independent oil and gas exploration and production company. Mr. Whitworth also held the pro bono position of President of the United Shareholders Association (USA), and while doing so, authored the petition for rulemaking which culminated in a major overhaul in 1992 of the SEC’s shareholder communication and compensation disclosure rules. In addition, he served on the U.S. Senate Judiciary Committee staff of Senator Paul Laxalt from 1981 to 1984.
     Mr. Whitworth was appointed to the Board as a Class I director effective on March 22, 2006, pursuant to the terms of the Settlement Agreement. Under the Settlement Agreement, Sovereign agreed to waive certain director characteristics which the Nominating Committee ordinarily considers mandatory in evaluating a director nominee and agreed to nominate Mr. Whitworth for election as a Class I director at the 2006 Annual Meeting of Shareholders for a term expiring in 2009. The settlement ended a five-month dispute between Sovereign and Relational over, among other things, Sovereign’s pending transactions with Santander and Independence (See Exhibit 99.1 to Schedule 14A filed by Relational on March 23, 2006). As required by the Settlement Agreement, Mr. Whitworth serves on Sovereign’s Executive, Audit and Compensation Committees.
Planned Additions to the Board
     In addition to Mr. Whitworth, Sovereign expects to add four new members to its Board as a result of its contractual commitments to Relational, Independence and Santander. Under the terms of the Settlement Agreement, Sovereign is obligated to appoint a new independent director, who will be selected by the Board from lists of candidates, provided by Relational, consisting of high-caliber persons of national reputation with no prior involvement with either Relational or Sovereign. This second independent director is expected to be appointed sometime in the second quarter of 2006 as a Class III director, whose term will expire at the 2008 Annual Meeting of Shareholders. This director will serve on the Ethics and Corporate Governance and the Compensation Committees of the Board.
     Under the Agreement and Plan of Merger between Sovereign and Independence dated October 24, 2005 (the “Merger Agreement”), Sovereign, effective as of the closing of the merger with Independence, is obligated to cause a person designated by the Board of Directors of Independence who is not an employee of Independence or its subsidiaries and who is reasonably satisfactory to Sovereign to be appointed to the Board (See Exhibit 2.1 to Form 8-K filed on October 27, 2005). The merger is expected to close between May 1, 2006 and June 1, 2006. Independence’s designee to the Board has not yet been selected.
     Under the terms of Sovereign’s Investment Agreement with Santander dated October 24, 2005, as amended on November 22, 2005 (the “Investment Agreement”), Sovereign, effective as of the closing of the investment, is obligated to appoint two representatives of Santander to its Board (See Exhibit 10.1 to Form 8-K filed on October 27, 2005, as amended; Exhibit 10.2 to Form 8-K filed on November 22, 2005). Santander has designated, and Sovereign will appoint, Emilio Botin, Chairman of Grupo Santander, and Juan Rodriguez Inciarte, Director General of Santander, effective as of the effective date of Santander’s investment, which is expected to be between May 1, 2006 and June 1, 2006. Under the terms of the Investment Agreement, when the size of the Board is twelve members, Santander will have the contractual right, should it choose to exercise it, to designate one additional director to serve on the Board.
     To accommodate the foregoing commitments, effective as of the expected near simultaneous closing of the Independence and Santander transactions, Sovereign will expand its Board from eight to twelve members, with the members and Class composition set forth in the following table:

Class I	Class II	Class III
(to serve until 2006)	(to serve until 2007)	(to serve until 2008)
Hard	Ehlerman	Botin
Heard	Hove	Sidhu
Troilo	Inciarte	New Independent Designee
Whitworth	Rothermel	Independence Community Bank Corp. Designee
Mrs. Heard will move from Class III to Class I and Mr. Ehlerman will move from Class III to Class II to satisfy the legal requirement that the number of directors in each class be as nearly equal as possible due to the appointment of the new independent designee, the Independence designee and the Santander designees to Classes II and III under the terms of the Settlement Agreement, the Merger Agreement and the Investment Agreement, respectively.
COMPENSATION OF DIRECTORS
General
     Sovereign believes that the amount, form and methods used to determine compensation are important ingredients in (i) attracting and maintaining directors who are independent, interested, diligent and actively involved in Sovereign’s affairs, and (ii) more substantially aligning the interests of Sovereign’s directors with the interests of Sovereign’s shareholders.
Compensation Plan
     In 1996, Sovereign’s shareholders approved the Sovereign Bancorp, Inc. Non-Employee Director Compensation Plan (the “Non-Employee Director Compensation Plan”) as a means of compensating non-employee directors of Sovereign and Sovereign Bank for all services rendered as directors. Prior to its amendment in August 2005, the Non-Employee Director Compensation Plan provided that non-employees serving as a director of Sovereign or as a director of both Sovereign and Sovereign Bank receive a fixed number of shares of Sovereign common stock, plus cash for each Sovereign and Sovereign Bank board meeting and each Executive Committee meeting which the director attends.
     The Non-Employee Director Compensation Plan was amended by the Compensation Committee and the Board in August 2005. As a result of the August 2005 amendments,

Sovereign adopted, effective October 1, 2005, a new compensation policy for non-employee directors described more fully below. In accordance with the terms of the Non-Employee Director Compensation Plan prior to its August 2005 amendment, for the period beginning January 1, 2005, through September 30, 2005, all non-employee directors of Sovereign received $1,000 cash for each Board or Executive Committee meeting which the director attended and an additional $600 cash for each Sovereign Bank board meeting which the director attended if the director was also a director of Sovereign Bank. Chairpersons for each committee of the Board received 250 shares of Sovereign common stock per quarter for service as a committee chairperson. All non-employee directors also received compensation in the amount of 1,250 shares of Sovereign common stock per quarter, plus an additional 375 shares per quarter if the director is also a director of Sovereign Bank. In addition, the Chairperson of the Audit Committee and the presiding or Lead Director of the Board, each received an additional 250 shares of Sovereign common stock per quarter for their services. Compensation is shown in the table below for the period January 1, 2005, through September 30, 2005.
     Sovereign initiated a review of director compensation programs for the directors of both Sovereign and Sovereign Bank in April 2005. The review included the engagement of a nationally recognized independent compensation consulting firm to advise the Compensation Committee. As a result of this compensation review, Sovereign adopted, by amendment to the Non-Employee Director Compensation Plan, in August 2005, a new compensation strategy for non-employee directors of Sovereign and Sovereign Bank effective October 1, 2005. The new compensation strategy continues to focus on the attraction and retention of top quality directors, continues to align the interest of directors with those of shareholders and is a simple, straight-forward package that compensates directors for the responsibilities and demands of the role of director in this new environment.
     The new compensation strategy provides that non-employee directors of Sovereign receive $50,000 paid in cash annually and shares of Sovereign common stock with a value of $50,000 annually. In addition, the Lead Director and the Chairperson of the Audit Committee will be paid $25,000 in cash annually and each committee chairperson will be paid $15,000 in cash annually. This compensation covers all Board meetings and all committee meetings. The new compensation strategy provides that non-employee directors of Sovereign Bank, including non-employee directors that also serve as directors of Sovereign, receive $21,000 in cash annually and shares of Sovereign common stock with a value of $21,000 annually. The Non-Employee Director Compensation Plan expired by its terms on April 18, 2006.
     On April 20, 2006, Sovereign adopted an interim cash-only compensation program pending shareholder approval of a new non-employee director compensation plan that provides for payment of a portion of compensation in Sovereign common stock. Sovereign intends to seek shareholder approval at its 2006 annual meeting of a non-employee director compensation plan that reflects the new compensation strategy adopted effective October 1, 2005.
     The chart below details the compensation paid to Sovereign’s non-employee directors for service performed as directors of both Sovereign and Sovereign Bank in calendar year 2005. The chart reflects payment of amounts under the Non-Employee Director Compensation Plan, prior to its amendment in August 2005, for the period January 1, 2005 through September 30, 2005. Payment for the period October 1, 2005, through December 31, 2005, reflects the new compensation strategy described above. During 2005, Sovereign’s Board met nineteen times and there was a total of 43 Sovereign committee meetings in addition to full Sovereign Board meetings.

	January 1, 2005 –		October 1, 2005 –
	September 30, 2005		December 31, 2005
	Cash	Equity	Cash	Equity	Total
Ehlerman	$14,200	$124,763 (5,625 shares)	$21,500	$17,750 (821 shares)	$178,213
Hard	$14,200	$141,398 (6,375 shares)	$24,000	$17,750 (821 shares)	$197,348
Heard	$9,200	$80,428 (3,625 shares)	$17,750	$17,750 (821 shares)	$125,128
Hove	$15,800	$124,763 (5,625 shares)	$21,500	$17,750 (821 shares)	$179,813
Rothermel	$16,800	$158,033 (7,125 shares)	$24,000	$17,750 (821 shares)	$216,583
Troilo	$16,800	$124,763 (5,625 shares)	$21,500	$17,750 (821 shares)	$180,813
     Mr. Ehlerman was Chairperson of the Retirement Savings Plan Committee from January 1, 2005 through August 5, 2005 and Chairperson of the Compensation Committee from August 5, 2005 through December 31, 2005. Mr. Hard was Chairperson of the Audit Committee.

Mrs. Heard became a director of Sovereign on April 21, 2005, and did not serve as a Chairperson of any Board Committee during 2005. Mr. Hove was Chairperson of the Ethics and Corporate Governance Committee. Mr. Rothermel, in addition to being Lead Director, was Chairperson of the Nominating Committee and the Executive Committee. Mr. Troilo was Chairperson of the Compensation Committee from January 1, 2005 through August 5, 2005, and Chairperson of the Retirement Savings Plan Committee from August 5, 2005 through December 31, 2005. Mr. Whitworth was not a director during 2005.
Stock Ownership Requirement
     In accordance with Sovereign’s policy of aligning the interests of its directors and executive officers with shareholders, Sovereign adopted, in January 1998, and amended in August 2005, a policy under which all of Sovereign’s non-employee directors, are required to beneficially own shares of Sovereign common stock having a value of at least $200,000. At December 31, 2005, all of Sovereign’s non-employee directors at December 31, 2005, with the exception of Mrs. Heard, met the ownership requirement before the applicable deadlines contained in the policy. In accordance with the terms of the policy, as a new Sovereign director, Mrs. Heard has until December 31, 2008 to meet the requirements. Shares of Sovereign common stock subject to unexercised stock options are not considered beneficially owned for purposes of the policy. On December 31, 2005, Messrs. Rothermel, Troilo and Hard had 120,000, 120,000 and 72,000 unexercised, vested options to purchase shares of Sovereign common stock, respectively. These options were granted under the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan, which was approved by shareholders on April 17, 1998, and terminated by the Board on February 20, 2002.
Freezing of Directors Retirement Plan
     In July 1999, the Board adopted the Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan (the “Services Compensation Plan”). The Services Compensation Plan provides that individuals who are non-employee directors of Sovereign on the date their service as a Sovereign director ends are eligible to receive a cash payment in an amount equal to three times the highest annual retainer paid to such director during his or her term of service. The base for the payment amount does not include any other incentive compensation or other awards that may have been paid to a non-employee director during the course of any year. To be eligible, a non-employee director must have ten or more years of service as a director with Sovereign, Sovereign Bank or an affiliate and attain age 65 during service with Sovereign.

Non-employee directors are given credit for past service as a non-employee director on the board of directors of any merged or acquired holding company, bank, or other affiliate. Payments under the Services Compensation Plan are made in one lump sum or in installments at the discretion of the Board. In the event a director dies before receiving all benefits to which he or she is entitled, the director’s surviving spouse is entitled to receive any remaining benefits. Upon a change in control, the Services Compensation Plan provides that each eligible non-employee director then sitting on the Board, notwithstanding the length of time served as a director, becomes entitled to receive an amount equal to three times the highest annual retainer that such non-employee director had been paid.
     In August 2005, the Services Compensation Plan was amended, effective October 1, 2005, to “freeze” eligibility, participation and benefit amounts. Current non-employee directors who have completed ten years of Board service (as defined in the Services Compensation Plan to include service as a non-employee director on the board of directors of any merged or acquired holding company, bank, or other affiliate) as of October 1, 2005, and have attained age 65 as of October 1, 2005, are eligible to receive the retirement benefit described in the Services Compensation Plan. The Services Compensation Plan was further amended, effective as of October 1, 2005, to provide that a current director who has not completed ten years of Board service as of October 1, 2005, or attained age 65 as of October 1, 2005, is eligible to receive a retirement benefit determined by reference to Board service and highest annual retainer as of September 30, 2005, provided such director completes ten years of Board service and attains age 65 prior to termination of Board service. A director elected or appointed after September 30, 2005, is not eligible to participate in, or receive a benefit under, the Services Compensation Plan.
     The chart below provides the estimated amount of the lump sum benefit, that would have been payable to each non-employee director as of September 30, 2005 under the Services Compensation Plan, the date that eligibility, participation and benefit amounts were “frozen” if such director had completed ten years of service, attained age 65 and terminated service as a director as of such date.

Benefit Accrued
as of September 30, 2005
Ehlerman	$169,030
Hard	$495,623
Heard	$3,027
Hove	$155,035
Rothermel	$1,022,478
Troilo	$894,432
Termination of Bonus Award Program
     In June 2002, the Board adopted the Sovereign Bancorp, Inc. Non-Employee Directors Bonus Award Program (the “Non-Employee Directors Bonus Award Program”). The Non-Employee Directors Bonus Award Program provided that each individual who was serving as a non-employee director of Sovereign as of December 31, 2003, was entitled to participate and, therefore, entitled to bonuses, payable in cash, if certain financial objectives were met or exceeded for calendar years 2004, 2005, 2006 or 2007 and the non-employee director satisfied the Non-Employee Directors Bonus Award Program’s continued service requirements. As part of the new compensation strategy, the Non-Employee Directors Bonus Award Program was amended in August 2005, to terminate effective as of October 1, 2005. Non-employee directors did not receive a payment under the Non-Employee Directors Bonus Award Program for 2005, and will not be eligible to receive a payment for 2006, 2007 or thereafter. Only one payment, for 2004 performance, was made under the Non-Employee Directors Bonus Award Program prior to its termination.
BACKGROUND INFORMATION ON THE BOARD AND BOARD COMMITTEES
     Sovereign’s Articles provide that the number of Sovereign directors shall consist of not less than six nor more than twenty members, as fixed by the Board from time to time. The Articles also divide the Board into three classes, which under applicable law, must be, in terms of the number of directors in each class, as nearly equal as possible. The Board currently consists of eight directors. Effective as of the closings of the Independence and Santander transactions, which are expected to occur between May 1, 2006 and June 1, 2006, the Board will be expanded from eight to twelve members. See “Directors of the Registrant – Planned

Additions to the Board” for a description of the anticipated Board composition and class memberships as of the dates of the closings of the Independence and Santander transaction.
Independence of Directors and Certain Relationships
     As described in Sovereign’s Corporate Governance Guidelines, the Board believes that substantially all of the members of the Board should be independent under the NYSE rules, as determined by the Board in its business judgment. All of Sovereign’s eight present directors are non-employee directors, except Mr. Sidhu. As described below, the Board has determined that all of the Board’s non-employee directors are independent directors within the meaning of the NYSE rules and applicable SEC rules and regulations.
     The NYSE rules provide that a Sovereign director does not qualify as independent unless the Board affirmatively determines that the director has no material relationship with Sovereign or Sovereign Bank (either directly or as a partner, stockholder or officer of an organization that has a relationship with Sovereign or Sovereign Bank). The NYSE rules require the Board to consider all of the relevant facts and circumstances in determining the materiality of a director’s relationship with Sovereign and Sovereign Bank and permit the Board to adopt and disclose standards to assist the Board in making determinations of independence. Accordingly, the Board has adopted the categorical standards summarized below to assist the Board in determining whether a director has a material relationship with Sovereign or Sovereign Bank:
•	loan relationships with directors which are in compliance with Federal Regulation O do not constitute material relationships;

•	directors’ accounts that are maintained in accordance with established Bank policies and are on the same terms as those available to similar customers do not constitute material relationships;

•	direct compensation paid to a director or member of his or her immediate family in any twelve month period over the last three years from Sovereign or Sovereign Bank amounting to less than $50,000 does not constitute a material relationship;

•	payments for property or services to or from Sovereign Bank and an entity that is affiliated with a director that do not exceed the greater of $1 million or two percent of such entity’s revenue do not constitute material relationships;

•	indebtedness of an entity affiliated with a director to Sovereign Bank that is below certain asset-based thresholds with interest and fees not exceeding $1 million or two percent of such entity’s revenue does not constitute a material relationship; and

•	donations to and the indebtedness of charitable, educational and governmental entities that are affiliated with a Sovereign director or a member of his or her immediate family that are below certain amounts do not constitute a material relationship.
     These categorical standards are for guidance purposes and the Board endeavors to consider all relevant facts and circumstances in making a determination of independence. The Board believes that Sovereign’s categorical standards are substantially similar to or more stringent than NYSE requirements and the categorical standards of Sovereign’s peers. Nonetheless, in connection with its review in 2006, the Board resolved to study and perhaps revise certain of Sovereign’s categorical standards to make them even more stringent than they presently are. The full text of the categorical standards is attached hereto as Appendix A.
     In April 2006, the Board, with the assistance of outside counsel, conducted its annual evaluation of director independence under NYSE rules and applicable SEC rules and regulations. In connection with this review, the Board evaluated banking, commercial, charitable, consulting, social, familial or other relationships between each director or immediate family member and their related interests on one hand and Sovereign and Sovereign Bank on the other, including those relationships described under “Additional Information Regarding Directors and Officers — Loans to Directors and Executive Officers.” As a result of this evaluation, the Board affirmatively determined that each of Mr. Ehlerman, Mr. Hard, Mrs. Heard, Mr. Hove, Mr. Rothermel, Mr. Troilo and Mr. Whitworth is independent under applicable NYSE and SEC rules and regulations. In connection with the evaluation, the Board specifically considered the following relationships, which the Board believes merits disclosure notwithstanding the fact that such disclosure is not required under applicable SEC rules:

     Landscape Maintenance Relationship: Mr. Daniel K. Rothermel. Sovereign Bank paid approximately $4,000 in 2005 to a lawn care service operation owned by Mr. Rothermel for outside grounds maintenance services provided at approximately twenty Bank properties. The services comprised less than one percent of the gross revenue of the ground maintenance operation and were priced at market and contained no preferential terms. These services were terminated at Mr. Rothermel’s request at the end of the 2005 contract period.
     Because (i) the dollar amounts of the transactions between Sovereign Bank and Mr. Rothermel or his affiliates was insignificant to both Sovereign Bank and Mr. Rothermel or his affiliates, (ii) such transactions were priced at market and did not contain preferential terms, and (iii) the services were terminated, the Board has determined that this relationship did not impair Mr. Rothermel’s independence.
     Lease Rental Relationships: Mr. Cameron C. Troilo. As of December 31, 2005, Sovereign Bank owned and leased approximately 700 facilities throughout its extensive Mid-Atlantic and New England market areas. As of December 31, 2005, Mr. Troilo or his affiliates owned 23 commercial properties, and leased approximately 375,000 square feet of space to approximately 90 tenants, including Sovereign Bank and other banking tenants.
     In 2005, Sovereign Bank, as tenant, paid approximately $454,087 of net rent ($611,463 of gross rent less $157,376 of pass-through expenses) with respect to two properties that Sovereign Bank currently leases from Mr. Troilo and one of his affiliates. Sovereign Bank paid Mr. Troilo an average base rent of $19.85 per square foot ($26.74 per square foot including pass-through expenses) for the 20,820 square feet Sovereign uses for a branch facility and office space. Sovereign Bank paid 6th & Bay Group, LLC, an entity in which Mr. Troilo owns a 50% equity interest, an average base rent of $19.12 per square foot ($25.67 per square foot including pass-through expenses) for the 4,268 square feet Sovereign used for office space. Trammell Crow Company, a nationally recognized real estate management firm, has advised Sovereign Bank that its leases with Mr. Troilo are on market terms. In March 2006, Mr. Troilo received a bona fide offer from another bank to lease 4,000 square feet to such other bank for annual rental payments that would be substantially more than the annual rent Sovereign pays to Mr. Troilo for such space. Mr. Troilo has also offered to terminate all leases with Sovereign Bank in exchange for a one-time payment of $500,000, which Sovereign Bank has declined to accept. Both 2005 gross and 2005 net rental payments by Sovereign Bank to Mr. Troilo constituted less than five percent of Mr. Troilo’s 2005 gross income.
     The Board determined that these lease relationships did not impair Mr. Troilo’s independence because, among other things:
•	the rental payments did not represent a material portion of Mr. Troilo’s income;

•	the rental payments were at prevailing market rates or better; and

•	the leases contain rates and terms which would enable Mr. Troilo, who is in the business of developing and leasing properties, to replace Sovereign and its rental stream at any time without loss, so that such leases were not important to Mr. Troilo.
     Civic Relationship: Mr. P. Michael Ehlerman. Mr. Ehlerman serves as non-executive Chairman of the Board of Directors of the Berks County Convention Center Authority (“BCCCA”), a Pennsylvania municipal authority formed by a Pennsylvania County to build, own and operate a sports arena and to renovate, own and operate a performing arts center. The remainder of the board consists of appointees of city and county elected public officials and other designees from the private sector. Mr. Ehlerman does not spend a substantial amount of time in his capacity as Chairman, receives no compensation and has no other material financial interest, either direct or indirect, in BCCCA.
     Sovereign Bank has extended to BCCCA a $100,000 commercial line of credit on market terms and conditions and, after outbidding other large regional financial institutions, made an additional loan, in 1999, in the amount of $12.2 million. In addition, Sovereign Bank has exposure of approximately $5.3 million related to interest rate swap transactions involving BCCCA debt. As of December 31, 2005, BCCCA had no outstanding loans under the line of credit and $12.2 million outstanding under its separate loan from Sovereign Bank. BCCCA paid Sovereign Bank approximately $400,000 in interest and fees during 2005. These loans are not non-accrual, past due, restructured or potential problem loans and are secured by, among other things, hotel occupancy tax revenues. As of March 31, 2006, BCCCA maintained a deposit account balance with Sovereign Bank in excess of $2.5 million.

     The Board determined that the BCCCA relationship does not impair Mr. Ehlerman’s independence because of the facts set forth above, with emphasis on the following:

•	Mr. Ehlerman has no direct or indirect material financial interest in BCCCA and is not an executive officer of BCCCA;

•	the $12.2 million loan was made as a result of a competitive process and the remaining banking relationship with BCCCA is on market rates and terms and create no direct or indirect financial benefit to Mr. Ehlerman; and

•	the loans and deposits are not non-accrual, past-due, restructured or potential problem loans and are well collateralized.
Committees
     Descriptions of the Board’s committees which possess significant corporate governance responsibilities are set forth below.
•	Sovereign’s Audit Committee consists of five directors, each of whom has been determined to be independent by the Board consistent with the listing standards of the NYSE. The members of the Audit Committee are Messrs. Hard (Chairperson), Rothermel (Vice Chairperson), Ehlerman, Hove and, in accordance with the terms of the Settlement Agreement, Whitworth. The Board, in the exercise of its business judgment, has determined that each member of the Audit Committee is “financially literate” as required under the NYSE’s listing standards and has designated Mr. Ehlerman as the Committee’s Audit Committee Financial Expert.

The Audit Committee is responsible for the appointment, compensation, oversight and termination of Sovereign’s independent auditors. The Audit Committee is required to pre-approve audit and permissible non-audit services performed by the independent auditors. The Audit Committee also assists the Board in providing oversight over the integrity of Sovereign’s financial statements, Sovereign’s compliance with applicable legal and regulatory requirements and the performance of Sovereign’s internal audit function. The Audit Committee is also responsible for, among other things, reporting to the Board on the results of the annual audit and reviewing the financial statements and related financial and non-financial disclosures included in Sovereign’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Importantly, from a corporate governance perspective, the Audit Committee also regularly evaluates the independent auditors’ independence from Sovereign and Sovereign’s management, including approving consulting and other legally permitted non-audit services provided by Sovereign’s auditors and the potential impact of the services on the auditors’ independence. The Audit Committee also meets periodically with Sovereign’s independent auditors and Sovereign’s internal auditors outside of the presence of Sovereign’s management, and possess the authority to retain professionals to assist it with meeting its responsibilities without consulting with management. The Audit Committee also reviews and discusses with management earnings releases, including the use of pro forma information, and financial information provided to analysts and rating agencies. The Audit Committee also discusses with management and the independent auditors the effect of critical accounting policies, accounting initiatives and off-balance sheet transactions. The Audit Committee is also responsible for receiving and retaining complaints and concerns relating to accounting and auditing matters. Sovereign’s Audit Committee met nine times in 2005.

The Audit Committee is governed by a written charter, which complies with the requirements of the NYSE’s listing standards. A copy of the Audit Committee’s charter is posted, in full text, on Sovereign’s website under Investor Relations at www.sovereignbank.com.

•	Sovereign’s Nominating Committee consists of four directors, each of whom has been determined to be independent by the Board. Sovereign’s Bylaws provide for both shareholder and Board nomination of director candidates. The Nominating Committee is required to develop and recommend criteria for the selection of new directors to the Board, including but not limited to, diversity, age, skills, experience, time availability (including the number of other boards a director candidate sits on), NYSE listing standards, applicable federal and state laws and regulations, in the context of the needs of the Board and Sovereign and such other criteria as the Nominating Committee shall determine to be relevant. The Nominating Committee is authorized to identify and recommend to the Board, consistent with Sovereign’s Corporate Governance Guidelines and Board-determined criteria, potential nominees for submission to Sovereign’s shareholders for election as directors of Sovereign or for election to fill vacancies on the Board. The Nominating Committee strives to identify, review and recommend only those nominees who appear to possess the characteristics, skills, experience, education and background described more specifically below under “Nominating Committee Process for the Selection of Nominee Candidates.” The Nominating Committee’s review of candidates is performed without regard to gender, race or religious affiliation. One of the objectives of this review is to have a Board which consists of members with a mix of diverse backgrounds, skills, experiences and personalities which will foster, not only good decision making, but also the chemistry to create an environment encouraging active, constructive, and informed participation among Board members. The Nominating Committee is required to recommend to the Board nominees for appointment to the committees of the Board annually. The Nominating Committee is also responsible for the oversight of an annual evaluation of the Board. The Nominating Committee met eleven times in 2005.

•	Sovereign’s Ethics and Corporate Governance Committee, which Sovereign has continuously maintained since 1995, consists of four directors, each of whom has been determined to be independent by the Board. The Ethics and Corporate Governance Committee monitors, oversees and reviews compliance, by Sovereign’s directors, officers and team members with Sovereign’s Code of Conduct and Ethics, as well as certain other corporate governance related policies. Sovereign’s Code of Conduct and Ethics regulates potential conflicts of interest and transactions between Sovereign and its affiliates, the possible misuse or abuse of confidential information by Sovereign affiliates, and trading in Sovereign stock by Sovereign affiliates. When exercising its authority, the Ethics and Corporate Governance Committee is required to consider Sovereign’s mission, vision and values. The Ethics and Corporate Governance Committee also is required to annually review Sovereign’s Code of Conduct and Ethics and to make recommendations to the Board with respect to modification. The Ethics and Corporate Governance Committee also recommended to the Board the Corporate Governance Guidelines adopted by the Board in September 2002 and updated in 2003, 2004 and 2005. The Ethics and Corporate Governance Committee met three times in 2005.

•	Sovereign’s Compensation Committee consists of five directors, each of whom has been determined to be independent by the Board. The Compensation Committee reviews and approves corporate goals and objectives regarding Chief Executive Officer compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives, and determines the Chief Executive Officer’s compensation levels based on this evaluation, and with respect to determining the long-term incentive component of Chief Executive Officer compensation, considers Sovereign’s performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, the awards given to the Chief Executive Officer in past years, and other factors the Compensation Committee deems appropriate. The Compensation Committee also reviews and determines director compensation. In addition, the Compensation Committee makes recommendations to the Board regarding compensation for certain senior executives and reviews Sovereign’s executive compensation structure in an effort to ensure that executive compensation (i) is competitive, and (ii) is closely linked to Sovereign’s goals and objectives. The Compensation Committee also attempts to assure that such goals and objectives are clearly defined for Sovereign’s management team and that the interests of executive management are aligned, to the extent practicable, with the interests of Sovereign’s shareholders. The Compensation Committee met eleven times in 2005.

     The Board also maintains a number of other committees, including Sovereign’s Mergers and Acquisition Committee, Sovereign’s Retirement Savings Plan Committee and Sovereign’s Executive Committee. Sovereign’s Mergers and Acquisition Committee, which met three times in 2005, consists of four directors, three of whom are independent directors. Sovereign’s Mergers and Acquisition Committee reviews Sovereign’s mergers and acquisitions and other strategic alternatives. Sovereign’s Retirement Savings Plan Committee, which met five times in 2005, presently consists of six directors, five of whom are independent directors. Sovereign’s Retirement Savings Plan Committee monitors Sovereign’s benefit plans and programs. Sovereign’s Retirement Savings Plan Committee also approves Sovereign’s investment policy and guidelines, reviews investment performance, and appoints and retains trustees and investment managers for the Sovereign Bancorp, Inc. Retirement Plan (the “Sovereign Retirement Plan”). Sovereign’s Executive Committee has the ability to exercise all of the powers of the Board in the management and direction of the business and affairs of Sovereign between Board meetings, except those, which by statute, are reserved to the Board. Sovereign’s Executive Committee, which met one time in 2005, consists of six directors, five of whom are independent directors.
     Sovereign’s Corporate Governance Guidelines provide that directors are expected to attend meetings of the Board, meetings of the committees on which they serve and Sovereign’s annual meeting of shareholders.
     The Board met a total of nineteen times in 2005. Each director who served in 2005 attended Sovereign’s 2005 annual meeting of shareholders and at least 75% of the total number of meetings of the Board and its committees on which the director served during 2005 based on the number of such meetings held during the period for which each person served as a director or on a committee. Sovereign’s non-employee members of the Board met seven times in 2005 without Mr. Sidhu present with Mr. Rothermel acting as presiding or Lead Director at the meetings, and plan to meet at least quarterly in 2006.

Nominating Committee Process for the Selection of Nominee Candidates
     To be considered by the Nominating Committee, a director nominee is evaluated under the following characteristics, some of which the Nominating Committee considers mandatory as indicated below:
•	excellent character and integrity (mandatory);

•	no real or apparent material conflicts of interest and a willingness to acknowledge that he or she represents all shareholders (mandatory);

•	experience in the financial services business and “hands on” familiarity with the regulatory relationship between banks and bank holding companies evidenced by prior service on the Board of Directors of Sovereign Bank, or service on a board of a bank or bank holding company acquired by Sovereign (mandatory). Persons who the Nominating Committee determines to be otherwise qualified but do not meet this prior experience requirement may be invited to serve on the Board of Directors of Sovereign Bank before becoming eligible to be a nominee for election as a director of Sovereign;

•	willingness to agree to observe Sovereign’s corporate governance policies, including Sovereign’s Code of Conduct and Ethics, and the principles underlying applicable federal and state banking laws (mandatory);

•	leadership in his or her field;

•	a history of achievements that reflect high standards for himself or herself and others;

•	broad experience and the ability to exercise sound business judgment;

•	experience as either a CEO, CFO, or COO of a significant business;

•	the ability to work in a collegial board environment (mandatory);

•	the ability to approach others assertively, responsibly and supportively, and a willingness to ask tough questions in a manner that encourages open discussion;

•	service on no more than one other for-profit public company board and such service does not prevent the individual from devoting adequate time to Sovereign;

•	the director is “financially literate”;

•	significant executive, professional, educational or regulatory experience in financial, auditing, accounting, or banking matters;

•	experience as an audit committee member preferably at a financial services company;

•	understands and stays current on corporate governance and management “best practices” and their application in complex, rapidly evolving business environments;

•	the ability and time to perform during periods of both short-term and prolonged crises;

•	understands and possesses empowerment skills and has a history of motivating high-performing talent;

•	possesses skills and the capacity to provide strategic insight and direction;

•	diversity of experience, skills, qualifications, occupations, education and backgrounds;

•	availability to attend Board meetings;

•	availability to participate in additional committee meetings which may or may not be held on the date of Board meetings;

•	availability (by telephone or in person) to participate in special meetings of the Board on an as needed basis;

•	availability to rigorously prepare prior to a Board and committee meeting (especially by critically reading all materials provided);

•	capacity to give undivided attention at each Board and committee meeting; and

•	availability to participate in ongoing director education.
     In addition to these requirements, the Nominating Committee will also evaluate, in the context of the needs of the Board, whether the nominee’s skills are complementary to the existing Board members’ skills, and assess any material relationships with Sovereign or third parties that might adversely impact independence and objectivity, as well as such other criteria as the Nominating Committee determines to be relevant at the time. The Nominating Committee and the Chief Executive Officer of Sovereign interview candidates that meet the criteria, and the Nominating Committee selects nominees that best suit the Board’s needs. The Nominating Committee may from time to time hire an independent search firm to help identify and facilitate the Nominating Committee and interview process of director nominees.
     The Nominating Committee considers nominees recommended by shareholders provided that the recommendations are made in accordance with the procedures set forth in Sovereign’s Bylaws. In accordance with the Bylaws, any shareholder entitled to vote for the election of directors may nominate candidates for election to the Board provided that the shareholder has given proper notice of the nomination, as required by the Bylaws, in writing, delivered or mailed by first-class United States mail, postage prepaid, to the Secretary of Sovereign not less than 90 days nor more than 120 days prior to such annual meeting. Potential nominees recommended by shareholders who comply with these procedures receive the same consideration that the Nominating Committee’s nominees receive, except that the Nominating Committee will also review the performance of any potential nominee who serves on the Board or the Board of Directors of Sovereign Bank as an additional consideration which is not applied to potential nominees recommended by shareholders.

Sovereign’s Corporate Governance Guidelines
     The Board formalized a number of policies that were in effect for many years, enhanced these policies and adopted new policies to comply and remain current with the NYSE’s listing standards and the Sarbanes-Oxley Act of 2002 (together, the “Guidelines”). The Guidelines were initially formalized in 2002 in an effort to proactively comply with the NYSE’s proposed listing standards and the Sarbanes-Oxley Act of 2002, and were subsequently amended to comply with the NYSE’s current listing standards, as approved by the SEC. The Guidelines provide:
•	the Board will consist of at least a majority of independent directors who, in the business judgment of the Board, meet the criteria for independence required by the NYSE and all other applicable legal requirements;

•	directors are not entitled to tenure rights;

•	directors who materially change non-Sovereign responsibilities they held when they were elected to the Board should volunteer to resign from the Board, and the Board through the Ethics and Corporate Governance Committee should review the continued appropriateness of Board membership under the circumstances;

•	no director may serve on any other public company boards unless such service is approved by the Board;

•	directors are expected to attend annual meetings of shareholders, Board meetings and meetings of committees on which they serve, and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities;

•	Board members are expected to review in advance of any meeting the information and data distributed in writing to members before the meeting;

•	Sovereign’s non-employee directors meet in executive sessions, and the non-employee director, or Lead Director, who presides at these meetings is chosen by a majority of the non-employee directors;

•	the Board meets at least once each calendar year, in addition to regular board meetings, with Sovereign’s executive management team to review Sovereign’s business plans, discuss corporate strategy and evaluate Sovereign’s strengths, weaknesses, opportunities and threats, as well as to review Sovereign’s progress against Sovereign’s vision, mission, values and critical success factors;

•	the Board studies Sovereign’s strategic alternatives including sale, continuing its current strategy, or engaging in a merger of equals at least once each calendar year;

•	committee members are recommended by the Nominating Committee and appointed by the Board;

•	directors have full and free access to inside and outside counsel, officers and employees of Sovereign;

•	the Board, and, pursuant to their charters, the Audit Committee, the Ethics and Corporate Governance Committee, the Nominating Committee and the Compensation Committee each has the power to hire independent legal, accounting, financial or other advisors, as applicable, at Sovereign’s expense, without the approval of management;

•	all directors participate in continuing education programs sponsored by Sovereign throughout the year, including programs addressing legal, financial, regulatory and industry specific topics;

•	the Board, the Audit Committee, the Compensation Committee, the Nominating Committee and the Ethics and Corporate Governance Committee are required to conduct an annual self-evaluation;

•	the Nominating Committee is required to make an annual report to the Board on succession planning; and

•	the Nominating Committee is required to receive comments from all directors and report annually to the Board with an assessment of the Board’s performance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information, including information regarding beneficial ownership of shares of common stock of Sovereign outstanding as of March 31, 2006, for (i) the directors of Sovereign, (ii) each named executive officer of Sovereign identified in the Summary Compensation Table, (iii) all Sovereign directors and executive officers as a group, (iv) Sovereign Bank directors and team members as a group and (v) each person or group, if any, owning more than five percent of the outstanding shares of Sovereign common stock. Unless otherwise indicated, each such Sovereign director and each such named executive officer holds sole voting and investment power over the shares listed as beneficially owned and the shares listed constitute less than one percent of the outstanding shares. Unless otherwise indicated in a footnote, shares indicated as being subject to options are shares issuable pursuant to options outstanding and vested under Sovereign’s stock option plans as of March 31, 2006.

			Amount and
			Nature of		Percentage
		Director	Beneficial		of Common
	Age	Since	Ownership (#)(1)		Stock
DIRECTORS

P. Michael Ehlerman	67	2001	36,130		—
Brian Hard	59	1996	117,897	(2)	—
Marian L. Heard	65	2004	5,545		—
Andrew C. Hove, Jr.	71	2001	36,324		—
Daniel K. Rothermel	68	1976	273,877	(3)	—
Jay S. Sidhu	54	1987	4,264,551	(4)	1.17%
Cameron C. Troilo, Sr.	67	1974	812,220	(5)	—
Ralph V. Whitworth	50	2006	29,976,294	(6)	8.29%

EXECUTIVE OFFICERS

Joseph P. Campanelli (7)	49	N/A	533,160	(8)	—
James J. Lynch (9)	56	N/A	190,035	(10)	—
Mark R. McCollom (11)	42	N/A	212,224	(12)	—
Lawrence M. Thompson, Jr. (13)	54	N/A	930,465	(14)	—
All Sovereign directors and executive officers as a group (11 persons)	N/A	N/A	37,388,722	(15)	10.25%
All Sovereign Bank directors (excluding Sovereign directors and the executive officers listed above) and team members of Sovereign Bank as a group	N/A	N/A	25,429,245	(16)	6.81%
Total aggregate stock ownership of the above persons	N/A	N/A	62,817,967	(17)	16.65%

(1)	The table reflects data supplied by each director and executive officer as of March 31, 2006. The table also reflects shares of Sovereign common stock held by the trustee of the Sovereign Retirement Plan which have been allocated to the accounts of the executive officers identified in the table, and as a group.

(2)	The number and percentage of shares beneficially owned by Mr. Hard include 72,000 shares subject to vested options.

(3)	Mr. Rothermel holds shared voting and investment power over 11,697 shares. The number and percentage of shares includes 3,557 shares held by Mr. Rothermel’s spouse with respect to which Mr. Rothermel disclaims beneficial ownership. The number and percentage of shares beneficially owned by Mr. Rothermel also include 120,000 shares subject to vested options.

(4)	Mr. Sidhu holds shared voting or investment power over 706,847 shares. The number and percentage of shares beneficially owned by Mr. Sidhu include 1,175,698 shares subject to vested options and 57,303 shares held by the Sovereign Retirement Plan that are allocated to Mr. Sidhu’s account and over which he exercises voting power. The number and percentage of shares beneficially owned by Mr. Sidhu also include 122,891 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by Mr. Sidhu also include 474,346 shares under the Sovereign Bancorp, Inc. Bonus Recognition and Retention Program (the “Bonus Deferral Program”), which is more fully described beginning on page 55.

(5)	Mr. Troilo holds shared voting or investment power over 496,054 shares. The number and percentage of shares beneficially owned by Mr. Troilo include 120,000 shares subject to vested options.

(6)	Mr. Whitworth is a Principal of Relational. Relational is the sole general partner of Relational Investors, L.P., which holds 4,907,609 shares, Relational Partners, L.P., which holds 115,358 shares, Relational Fund Partners, L.P., which holds 115,305 shares, Relational Coast Partners, L.P., which holds 267,710 shares, RH Fund 1, L.P., which holds 3,313,143 shares, RH Fund 2, L.P., which holds 2,449,541 shares, RH Fund 4, L.P., which holds 821,525 shares, RH Fund 6, L.P., which holds 628,591 shares, RH Fund 7, L.P., which holds 293,513 shares, RI VIII, L.P., which holds 4,720,856 shares, RI IX, L.P., which holds 1,925,255 shares, RI XI, L.P., which holds 1,519,107 shares, RI XII, L.P., which holds 241,885, RI XIV, L.P., which holds 867,949 shares, and RI XV, L.P., which holds 586,081 shares. Relational is also the sole managing member of the general partners of RI III, L.P., which holds 266,129 shares, and RI X, L.P., which holds 2,810,675 shares. An additional 4,126,062 shares are held by and in accounts managed by Relational. Mr. Whitworth disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(7)	Mr. Campanelli was named President and Chief Executive Officer of the Sovereign Bank New England Division effective January 1, 2005. Mr. Campanelli has served as President and Chief Operating Officer of the Sovereign Bank New England Division since January 2000 and a Vice Chairman of Sovereign since September 2002.

(8)	The number and percentage of shares beneficially owned by Mr. Campanelli include 353,500 shares subject to vested options and 16,064 shares held by the Sovereign Retirement Plan which are allocated to Mr. Campanelli’s account and over which he exercises voting power. The number and percentage of shares beneficially owned by Mr. Campanelli also include 34,921 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by Mr. Campanelli also include 52,997 shares of Sovereign common stock under the Bonus Deferral Program.

(9)	Mr. Lynch has served as Chairman and Chief Executive Officer of the Sovereign Bank Mid-Atlantic Division since September 2002, and a Vice Chairman of Sovereign since February 2006. Before joining Sovereign Bank in September 2002, he served as Chairman and CEO Fleet Bank, PA from March 2001 to September 2002, Chairman and CEO of Summit Bank, PA from August 1999 to March 2001, Senior Executive Vice President of Summit Bancorp from August 1999 to March 2001, and Chairman, President and CEO of Prime Bancorp and Prime Bank from January 1996 to August 1999.

(10)	The number and percentage of shares beneficially owned by Mr. Lynch include 60,000 shares subject to vested options and 43,605 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by Mr. Lynch also include 4,334 shares held by the Sovereign Retirement Plan that are allocated to Mr. Lynch’s account and over which he exercises voting power. The number and percentage of shares beneficially owned by Mr. Lynch also includes 44,941 shares under the Bonus Deferral Program.

(11)	Mr. McCollom is Sovereign’s Chief Financial Officer and Executive Vice President. Mr. McCollom succeeded James D. Hogan, who elected to retire effective May 13, 2005. Prior to that, Mr. McCollom served as Chief Accounting Officer of Sovereign and Sovereign Bank.

(12)	The number and percentage of shares beneficially owned by Mr. McCollom include 153,346 shares subject to vested options and 17,015 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by Mr. McCollom also include 17,666 shares held by the Sovereign Retirement Plan which are allocated to Mr. McCollom’s account and over which he exercises voting power. The number and percentage of shares beneficially owned by Mr. McCollom include 9,488 shares of Sovereign common stock under the Bonus Deferral Program.

(13)	Mr. Thompson became a Vice Chairman and Chief Administrative Officer of Sovereign in September 2002. Mr. Thompson has served as Chief Administrative Officer of Sovereign Bank since April 2006, and as Chief Operating Officer of Sovereign Bank since 1997. He has been employed by Sovereign in various capacities since 1987.

(14)	Mr. Thompson holds shared voting or investment power over 145,561 shares. The number and percentage of shares beneficially owned by Mr. Thompson include 537,985 shares subject to vested options and 29,064 shares held by the Sovereign Retirement Plan which are allocated to Mr. Thompson’s account and over which he exercises voting power. The number and percentage of shares beneficially owned by Mr. Thompson also include 49,286 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by Mr. Thompson include 35,870 shares of Sovereign common stock under the Bonus Deferral Program.

(15)	In the aggregate, these persons hold shared voting or investment power over 1,360,159 shares. The number and percentage of shares beneficially owned by them include 2,592,529 shares subject to vested options and 124,431 shares held by the Sovereign Retirement Plan allocated to the executive officers’ accounts and over which they exercise voting power. The number and percentage of shares beneficially owned by them also include 267,718 shares of Sovereign common stock awarded as restricted stock under one or more of Sovereign’s stock incentive plans. The number and percentage of shares beneficially owned by them also include 617,642 shares under the Bonus Deferral Program.

(16)	Shares include 7,716,548 shares allocated under the Sovereign Retirement Plan and acquired plans plus 2,957,285 unallocated shares held in the ESOP component of the Sovereign Retirement Plan (which are voted in proportion to the allocated shares), 244,658 shares under the Bonus Deferral Program, and approximately 10,438,865 shares subject to the exercise of both vested and nonvested options granted under one or more of Sovereign’s stock incentive plans and 1,425,847 shares of restricted stock awarded under such plans, representing approximately 6.81% in the aggregate of Sovereign’s outstanding shares, after giving effect to the applicable vesting of plan shares and the exercise of options and the lapse of restrictions with respect to restricted stock awards.

(17)	Shares include 7,840,979 shares allocated under the Sovereign Retirement Plan and acquired plans plus 2,957,285 unallocated shares held in the ESOP component of the Sovereign Retirement Plan (which are voted in proportion to the allocated shares), 862,300 shares under the Bonus Deferral Program, and approximately 13,728,828 shares subject to the exercise of both vested and non-vested options granted under one or more of Sovereign’s stock incentive plans and 1,693,565 shares of restricted stock awarded under such plans, representing approximately 16.65% in the aggregate of Sovereign’s outstanding shares, after giving effect to the applicable vesting of plan shares and the exercise of options and the lapse of restrictions with respect to restricted stock awards.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Sovereign’s officers and directors, and any persons owning ten percent or more of Sovereign’s common stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish Sovereign with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed in Sovereign’s proxy statement. Based solely on Sovereign’s review of any copies of such statements received by it, and on written representations from Sovereign’s existing directors and executive officers that no annual statements of beneficial ownership were required to be filed by such persons, Sovereign believes that all such statements were timely filed in 2005.

EXECUTIVE COMPENSATION
Compensation Paid to Executive Officers
     The following table sets forth information concerning the annual and long-term compensation awarded to, earned by or paid for services in all capacities to Sovereign with respect to the fiscal years ended December 31, 2005, 2004 and 2003, for the Chief Executive Officer of Sovereign and each of the other four most highly compensated senior executive officers of Sovereign whose total annual salary and bonus exceeded $100,000 in 2005:
SUMMARY COMPENSATION TABLE

	Annual Compensation			Long-Term Compensation		Other Compensation
					Securities
				Restricted	Underlying
				Stock	Options/	All Other
		Salary	Bonus	Awards	SARs	Compensation
Name	Year	($)(1)	($)(2)	($)(3)	(#)(4)	($)(5)(6)(7)
Jay S. Sidhu	2005	800,000	0	1,831,574	87,463	13,654
Chairman, President and	2004	800,000	975,500	638,740	46,911	13,928
Chief Executive Officer	2003	800,000	750,000	432,861	68,800	14,650
Joseph P. Campanelli (8)	2005	500,000	0	363,856	32,069	13,654
Vice Chairman, Sovereign, and	2004	400,000	358,833	346,490	0	13,928
President and Chief Executive Officer of	2003	400,000	133,333	193,324	23,358	14,650
Sovereign Bank – New England Division
James J. Lynch	2005	500,000	0	363,856	32,069	13,654
Vice Chairman, Sovereign, and	2004	468,230	358,833	346,490	0	13,928
Chairman of Sovereign Bank – Mid-	2003	400,000	133,333	390,625	0	8,000
Atlantic Division (9)
Mark R. McCollom	2005	350,000	0	254,718	32,069	13,654
Chief Financial Officer and	2004	225,530	50,000	51,966	18,018	13,928
Executive Vice President (10)	2003	203,269	22,000	98,196	6,677	14,650
Lawrence M. Thompson, Jr.	2005	500,000	0	456,042	0	13,654
Vice Chairman and	2004	400,000	492,167	346,490	0	13,928
Chief Administrative Officer (11)	2003	400,000	300,000	430,499	0	14,650

(1)	Effective April 1, 2006, each of Mr. Campanelli’s, Mr. Lynch’s, Mr. McCollom’s and Mr. Thompson’s salary was increased to $525,000. Mr. Sidhu’s salary remained at $800,000. See page 60 for a detailed description of Sovereign’s employment agreements with each of these executive officers as well as a description of short and long-term incentive compensation opportunities.

(2)	No cash bonuses were paid to executive officers for 2005. The amounts shown for each of Messrs. Sidhu, Campanelli, Lynch and McCollom for 2004 and 2003 reflect a percentage of cash bonuses actually awarded because Mr. Sidhu was required to defer 50% of his cash bonus for each of 2004 and 2003 ($750,000 and $750,000, respectively) under the Bonus Deferral Program. The Bonus Deferral Program, which is described more fully on page 55 hereof, permits eligible executive officers of Sovereign to defer receipt of 25% to 50% of his or her cash bonus for a given year. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. A 100% matching contribution is made to the trust by Sovereign on behalf of the participant and is likewise invested in Sovereign common stock. Earnings on the deferral and match are reinvested in Sovereign common stock as well. A participant becomes 100% vested in the aggregate of each year’s deferral, match and earnings thereon five years after the initial funding of such year’s contributions to the trust. Mr. Campanelli was eligible to and elected to defer, subject to substantial risk of forfeiture, receipt of 50% of his cash bonus for each of 2004 and 2003 ($133,333 and $133,333, respectively) under the Bonus Deferral Program. Mr. Lynch was eligible to and elected to defer, subject to substantial risk of forfeiture, receipt of 50% of his cash bonus for each of 2004 and 2003 ($133,333 and $133,333, respectively) under the Bonus Deferral Program. Mr. McCollom was eligible to and elected to defer, subject to substantial risk of forfeiture, receipt of 50% of his cash bonus for each of 2004 and 2003 ($50,000 and $50,000, respectively under the Bonus Deferral Program). Mr. Thompson elected not to participate in the Bonus Deferral program in 2004 and 2003. Each year, amounts deferred, as well as Sovereign’s matching contribution with respect to such deferrals, are subject to a substantial risk of forfeiture for five years. The amounts shown for each of Messrs. Sidhu, Campanelli, Lynch and Thompson for 2004 also include a $225,500 cash payment pursuant to the terms of the Sovereign Bancorp, Inc. Senior Officers Bonus Award Program (the “Senior Officers Bonus Award Program”). Mr. McCollom became eligible to participate in the Senior Officers Bonus Award Program effective May 14, 2005.

(3)	Amounts shown for 2005 are the value of restricted stock awards made in 2006 for 2005 performance and consist of the following, in shares of Sovereign common stock:

Name	Sidhu *	Campanelli	Lynch	McCollom	Thompson
2005 CEO and Leaders Incentive Plan Awards **	26,017	5,781	5,781	4,047	5,781

2005 CEO and long-term Leaders Incentive Plan Awards ***	52,034	11,562	11,562	8,094	5,781

2006 Long-term incentive restricted stock award ****	9,250	—	—	—	10,175
     The value of these awards were determined by multiplying the number of shares by the closing price of Sovereign common stock on February 15, 2006, the date the shares were awarded ($20.98).

*	The shares of restricted stock awarded to Mr. Sidhu do not include the 150,000 performance units awarded to him on March 15, 2006, because such units do not relate to 2005 performance but were awarded as part of Mr. Sidhu’s long-term compensation for a five-year performance period beginning in 2006. See the description of this award on page 50.

**	Awarded on February 15, 2006, and vests ratably over a three-year period from the date of the award. For more information on these awards and the Sovereign Bancorp, Inc. Leaders Incentive Plan (the “LIP”), see pages 49 and 51.

***	Awarded on February 15, 2006, and vests after five years have elapsed from such date. For more information on these awards and the LIP, see pages 49 and 51.

****	Awarded on February 15, 2006. The grant to Mr. Sidhu vests after five years have elapsed from the date of the award if, and only if, Sovereign’s operating/cash earnings per share equal or exceed $2.84 or Sovereign common stock closes at or above $40 per share for twenty consecutive trading days and Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision Regulations on February 15, 2006). The grant to Mr. Thompson vests after five years have elapsed from the date of award provided that Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision regulations on February 15, 2006).

As of December 31, 2005, the named executive officers held the following number of shares of restricted stock with the following values (based on the closing price of $21.62 per share on December 31, 2005): Mr. Sidhu – 49,157 shares valued at $1,062,774; Mr. Campanelli – 23,793 shares valued at $514,405; Mr. Lynch – 30,104 shares valued at $650,848; Mr. McCollom – 6,788 shares valued at $146,757; and Mr. Thompson – 33,998 shares valued at $735,037.

The amounts shown for 2004 and 2003 are the value of the restricted shares awarded to the named executive officers for those years and was determined by multiplying the number of shares by the closing price of Sovereign common stock on the date the shares were awarded on February 16, 2005 for 2004 performance ($23.44) and February 18, 2004 for 2003 performance ($22.72). The shares of restricted stock awarded to Mr. Sidhu for 2004 and 2003 as his Tier II bonus vest ratably over a three-year period from the date of the award. The restricted shares awarded to each of Messrs. Campanelli, Lynch, McCollom and Thompson with respect to their 2004 and 2003 bonuses awarded under the LIP vest ratably over a three-year period from the date of the award. The restricted shares awarded to each of Messrs. Sidhu, Campanelli, Lynch and Thompson as part of long-term incentive compensation for 2004 and 2003, as applicable, do not vest unless and until the price of a share of Sovereign common stock trades at or above $30 per share for at least twenty consecutive trading days. In addition, the restricted shares do not vest unless and until, at the end of the fiscal quarter coincident with or immediately preceding the later of the attainment of the $30 per share price requirement or five years having elapsed from the date of grant, Sovereign Bank is “well capitalized” under regulations of the Office of Thrift Supervision in effect as of the date of grant. Restricted shares are not eligible to receive cash dividends until the restrictions lapse. The restricted shares awarded to Mr. McCollom as part of his long-term incentive compensation for 2004 and 2003 vest five years from the date of the awards.

(4)	The 87,463 options granted to Mr. Sidhu on February 15, 2006, vest after five years have elapsed from the date of the grant, if, and only if, Sovereign’s operating/cash earnings per share equal $2.84 or Sovereign common stock closes at or above $40 per share for twenty consecutive trading days and Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision regulations on February 15, 2006). The 32,069 options granted to each of Messrs. Campanelli, Lynch and McCollom on February 15, 2006, vest after five years has elapsed from the date of the grant and then only if Sovereign Bank is “well capitalized” and has a Tier 1 leverage of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision regulations on February 15, 2006). Mr. Thompson did not receive a grant of stock options on February 15, 2006. The options granted to Mr. Sidhu in 2005 and the options granted to Messrs. Sidhu, Campanelli and Thompson in 2004, as part of long-term incentive compensation are not exercisable unless and until the price of a share of Sovereign common stock trades at or above $30 per share for at least twenty consecutive trading days. In addition, the options are not exercisable unless and until, at the end of the fiscal quarter coincident with or immediately preceding the later of the attainment of the aforementioned price requirement or five years having elapsed from the date of grant, Sovereign Bank is “well capitalized” under regulations of the Office of Thrift Supervision in effect as of the date of grant. The options granted to Mr. McCollom in 2005 and 2004 vest after five years has elapsed from the date of grant.

(5)	Amounts appearing in this column include Sovereign’s matching contributions on behalf of each named person to the 401(k) component of the Sovereign Retirement Plan for 2005, 2004 and 2003 and also includes the value of 243 and 254 shares of Sovereign common stock allocated to each of the accounts of Messrs. Sidhu, Campanelli, Lynch, McCollom and Thompson under the terms of the ESOP component of the Sovereign Retirement Plan for 2005 and 2004, respectively. This amount also includes the value of 280 shares of Sovereign common stock allocated to each of the accounts of Messrs. Sidhu, Campanelli, McCollom and Thompson under the terms of the ESOP component of the Sovereign Retirement Plan for 2003.

(6)	Sovereign provides, subject to certain limitations, the named executive officers with the following perquisites:
•	reimbursement for financial counseling and tax consultation;

•	use of Sovereign-provided aircraft for business purposes, and with the approval of the CEO, limited personal use;

•	security services which are required to safeguard the named executive officers;

•	use of Sovereign-provided vehicles;

•	use of Sovereign-maintained memberships at several clubs and professional organizations, and reimbursement for costs associated with business use of other clubs or facilities; and

•	an annual physical examination.
The aggregate value of these perquisites to each named executive officer were less than $50,000 in 2005. This determination was made in accordance with Internal Revenue Service regulations based on the amount of taxable income required to be included in the named executive’s gross income.

(7)	The amounts in the Summary Compensation Table do not include amounts that may have been earned or accrued for the benefit of a named executive officer under one or more of Sovereign’s long-term incentive programs, including deferred compensation programs and qualified and nonqualified benefit programs described beginning on page 56.

(8)	Mr. Campanelli was named President and Chief Executive Officer of the Sovereign Bank New England Division effective January 1, 2005. Mr. Campanelli has served as President and Chief Operating Officer of the Sovereign Bank New England Division since January 2000 and a Vice Chairman of Sovereign since September 2002.

(9)	Mr. Lynch has served as Chairman and Chief Executive Officer of the Sovereign Bank Mid-Atlantic Division since September 2002, and a Vice Chairman of Sovereign since February 2006. Before joining Sovereign Bank in September 2002, he served as Chairman and CEO, Fleet Bank, PA from March 2001 to September 2002, Chairman and CEO of Summit Bank, PA from August 1999 to March 2001, Senior Executive Vice President of Summit Bancorp from August 1999 to March 2001, and Chairman, President and CEO of Prime Bancorp and Prime Bank from January 1996 to August 1999.

(10)	Mr. McCollom is Sovereign’s Chief Financial Officer and Executive Vice President. Mr. McCollom succeeded James D. Hogan, who elected to retire effective May 13, 2005. Prior to that, Mr. McCollom served as Chief Accounting Officer of Sovereign and Sovereign Bank.

(11)	Mr. Thompson became a Vice Chairman and Chief Administrative Officer of Sovereign in September 2002. Mr. Thompson has served as Chief Administrative Officer of Sovereign Bank since April 2006, and as Chief Operating Officer of Sovereign Bank since 1997. He has been employed by Sovereign in various capacities since 1987.
     The following table sets forth information concerning grants of stock options during the fiscal year ended December 31, 2005, to the named executive officers. These options were granted in February 2005, and relate to 2004 performance. Therefore, these options are reflected in the Summary Compensation Table for 2004.
OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of	Percent of
	Securities	Total Options			Potential Realizable Value
	Underlying	Granted to			at Assumed Annual Rates
	Options	Employees in	Exercise or		of Price Appreciation For
	Granted	Fiscal Year	Base Price	Expiration	Option Term (5)
Name	(#)(1)	(2)	($/sh)(3)(4)	Date	5% ($)	10% ($)
Jay S. Sidhu	46,911	6.3%	23.44	03/16/2015	54,980	109,959
Joseph P. Campanelli	0	—	—	—	—	—
James J. Lynch	0	—	—	—	—	—
Mark R. McCollom	18,018	2.4%	23.44	03/16/2015	21,117	42,234
Lawrence M. Thompson, Jr.	0	—	—	—	—	—

(1)	Terms of these nonqualified stock options are for a period of ten years and one month from the date the option is granted and were granted under the Sovereign Bancorp, Inc. 2001 Stock Incentive Plan (the “2001 Plan”).

(2)	Based on 745,368 options granted to Sovereign team members in 2005.

(3)	The options granted to Mr. Sidhu in 2005 vest after five years have elapsed from the date of the award if, and only if, the price of Sovereign common stock closes at or above $30 per share for twenty consecutive trading days and Sovereign Bank is “well capitalized” (as that term is defined under applicable Office of Thrift Supervision Regulations on February 16, 2005). The options granted to Mr. McCollom in 2005 vest after five years have elapsed from the date of award. Options are not exercisable following an optionee’s voluntary termination of employment other than by reason of retirement or disability.

(4)	Under the terms of the 2001 Plan, the exercise price per share must equal the fair market value on the date the option is granted. The exercise price may be paid in cash, in shares of Sovereign common stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to Sovereign, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(5)	The dollar amounts set forth under these columns are the result of calculations made at the five percent and ten percent appreciation rates set forth in SEC regulations and are not intended to indicate future price appreciation, if any, of Sovereign common stock.

     The following table sets forth information concerning exercised and unexercised options to purchase Sovereign common stock for the executive officers named in the Summary Compensation Table:
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares		Number of Securities
	Acquired		Underlying Unexercised	Value of Unexercised In-the-
	on	Value	Options as of	Money Options as of
	Exercise	Realized	December 31, 2005 (#)	December 31, 2005 ($)
Name	(#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Jay S. Sidhu	—	—	1,206,348/265,711	$13,176,302/$1,278,000
Joseph P. Campanelli	—	—	353,500/73,358	$4,168,185/$426,000
James J. Lynch	—	—	60,000/50,000	$493,200/$426,000
Mark R. McCollom	—	—	153,346/49,695	$1,809,259/$209,156
Lawrence M. Thompson, Jr.	6,400	$105,728	541,705/75,000	$5,816,486/$639,000

(1)	Determined based on the $21.62 closing price of Sovereign common stock on December 31, 2005.
Equity Compensation Plan Information — Shares Outstanding and Available for Grant or Award
     The following table provides information about the securities authorized for issuance under Sovereign’s equity compensation plans as of December 31, 2005:

Number of
	Number of			securities
	securities to be			remaining
	issued upon		Weighted-average	available for future
	exercise of		exercise price of	issuance under
	outstanding		outstanding	plans (excluding
	options, warrants		options, warrants	securities reflected
Plan Category	and rights (1)		and rights ($)(1)	in the first column)
Equity compensation plans approved by shareholders	10,570,224	(2)(3)	12.92	18,729,294	(4)(5)
Equity compensation plans not approved by shareholders	35,000	(6)	8.40	0
Total	10,605,224		12.91	18,729,294

(1)	The information relates exclusively to shares issuable pursuant to the exercise of options as of December 31, 2005; no warrants or rights were granted under any Sovereign equity compensation plan.

(2)	Consists of shares issuable pursuant to the exercise of options under the following shareholder-approved plans: the Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan (the “2004 Plan”), the 2001 Plan and the Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”); and the following shareholder-approved plans that have been discontinued: the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan, the Sovereign Bancorp, Inc. 1993 Stock Option Plan, and the Sovereign Bancorp, Inc. 1986 Stock Option Plan.

(3)	Excludes shares issuable under the Sovereign Bancorp, Inc. Employee Stock Purchase Plan (the “Purchase Plan”), under which 3,000,000 shares were initially reserved to be issued, subject to automatic increase by a number of shares equal to one percent of Sovereign’s total outstanding shares each year to a maximum of 20,000,000 shares.

(4)	Includes 2,605,920 and 91,382 shares available for future issuance under the Purchase Plan and the Non-Employee Director Compensation Plan (which expired, by its terms, on April 18, 2006), respectively. The number of shares available for issuance under the Purchase Plan reflects the number of shares remaining for issuance on December 31, 2005. Also includes 4,952,308 and 272,945 shares that were issuable as restricted stock under the 2004 Plan and the 2001 Plan, respectively, as of December 31, 2005. Also includes 9,000,000, 1,388,735 and 418,004 shares that were issuable pursuant to the exercise of options under the 2004 Plan, the 2001 Plan and the 1996 Plan, respectively, as of December 31, 2005.

(5)	By its terms, the number of shares issuable under the shareholder-approved Bonus Deferral Program depends on the amount of any cash bonus deferred by a participant and the price per share of Sovereign common stock on the date both the participant’s deferral and Sovereign’s matching contribution are deposited in the grantor trust. Therefore, the number of securities remaining available for future issuance under the Bonus Deferral Program cannot be determined.

(6)	Consists of the remaining shares issuable pursuant to the exercise of the total 50,000 options granted to James D. Hogan on April 17, 2001, which was prior to his employment with

Sovereign. Mr. Hogan began employment with Sovereign approximately two weeks later, at which time, when the Board approved the options, Sovereign’s stock price had increased by $1.81 per share. Since no shareholder-approved plans permit the issuance of shares pursuant to the exercise of stock options whose exercise price is less than the fair market value as of the date of grant, these options were granted outside of the plans approved by shareholders.
     The table does not include information for options outstanding under equity compensation plans assumed by Sovereign in connection with Sovereign’s acquisitions of the companies which originally established those plans. As of December 31, 2005, a total of 3,516,759 shares of Sovereign common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $10.58 per share. No additional options may be granted under the assumed plans.
REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION
     Sovereign’s executive officers are compensated pursuant to Sovereign’s Executive Compensation Program, which is administered by the Compensation Committee. The Compensation Committee is composed entirely of independent, non-employee directors. The Executive Compensation Program is structured and administered to support Sovereign’s goals and mission, which is to be a highly-focused, quality-driven, market-led and results-oriented company, seeking continually to outperform the market in terms of consistency, growth in earnings, quality of earnings and return on equity. The Executive Compensation Program is also structured to link executive compensation to Sovereign’s performance and, through programs which are substantially weighted in favor of the use of Sovereign stock as a compensation medium, to align the interests of executive management with those of Sovereign’s shareholders.
     The Compensation Committee evaluates and determines compensation awards for the Chief Executive Officer of Sovereign and, together with the Chief Executive Officer, determines the compensation awards for certain senior executive officers. The Chief Executive Officer of Sovereign also evaluates and approves compensation and awards for other executive officers and reviews executive compensation programs with Sovereign’s Compensation Committee. Compensation and awards are based upon a number of factors, including an assessment of

Sovereign’s results of operations and performance against financial goals relating to critical success factors, earnings and capital levels and other appropriate factors. Over the last twenty years, Sovereign has instituted a number of plans, programs and policies to increase the stock ownership levels of Sovereign’s executive employees as well as all other employees at all levels within Sovereign. These plans, programs and policies are described below.
Compensation Philosophy
     Sovereign’s executive compensation philosophy, set by the Compensation Committee and approved by the Board, is designed to directly align the interests of executive management with shareholders through compensation programs that reward for performance linked to achieving short-term and long-term corporate goals resulting in increased shareholder value. All compensation programs are developed to deliver competitive base compensation and performance-based incentives that accomplish the following objectives:
•	continually improve Sovereign’s performance and growth potential;

•	enhance each executive’s individual contributions and achievements;

•	recognize increases and differences in responsibility and job scope; and

•	provide a competitive level of retirement income.
     To ensure the clarity of this alignment between executives and shareholders, Sovereign’s programs all integrate the following attributes:
•	simplicity in design for maximum understanding;

•	clarity of purpose for maximum impact;

•	balance to drive both corporate and business unit success;

•	competitive to ensure effective executive attraction and retention; and

•	performance-based to drive differentiation and equity in pay.

     Sovereign utilizes a “peer group” of companies defined as a group of 25 financial service companies of relevant size, industry, and geography for assessing its competitive position for both market performance and delivered compensation. The Compensation Committee believes that there is a strong correlation between Sovereign’s achievement of internal success (financial targets) versus its identified competitor “peer group” and ultimate achievement of long-term shareholder value through stock price appreciation.
Components of Compensation
     At present, the Executive Compensation Program is comprised of salary, annual short-term incentive opportunities, long-term incentive opportunities in the form of cash awards based upon Sovereign’s performance, options to acquire Sovereign stock, restricted stock, deferred compensation and employee benefits, which are also significantly stock based. As an executive’s level of responsibility increases, a greater portion of his or her potential total compensation opportunity is based on performance incentives and less on salary and employee benefits, resulting in greater variability in the individual’s absolute compensation from year-to-year. Predetermined financial goals and objectives are set by the Compensation Committee in the case of the Chief Executive Officer of Sovereign and the other executive officers. The intent is to have incentive compensation tied to achieving financial, operational and personal development objectives and an increase in shareholder value. The Compensation Committee may engage independent compensation consultants, and has done so, to review and analyze executive officers’ base salary amounts, short- and long-term incentive opportunities and programs and Sovereign’s compensation policy and structure generally. A review was conducted in fourth quarter 2005 by a nationally recognized independent compensation consulting firm. As a result of this review, the Committee expects that adjustments will be made to program design in 2006 and thereafter to ensure that (i) Sovereign’s executive compensation delivery vehicles clearly articulate executive line-of-sight between company and business unit financial and operational goals and compensation and (ii) the value of all components of compensation (base salary, annual incentives, long-term incentives, benefits and perquisites) are competitive for driving executive focus and retention.

Base Salaries
     Base salaries are currently targeted at the 50th percentile of competitive practices of articulated peers, and will be based on the executive’s scope of financial responsibility and other assigned operational objectives. This will provide Sovereign with a fixed cash compensation position that allows for attraction and retention of key executive talent. The Compensation Committee adjusted the base salaries of Messrs. Campanelli, Lynch, McCollom and Thompson to $525,000 effective April 1, 2006. Mr. Sidhu’s base salary remained at $800,000.
Short-Term Incentive Compensation
     Short-term incentive compensation awards in 2006 were based on a review of Sovereign’s 2005 performance. This review included an assessment of Sovereign’s results of operations for 2005 and of performance against financial objectives, set in early 2005, relating to critical success factors, earnings and capital levels for 2005. The goals reflected the Compensation Committee’s determination of the appropriate goals for a growth-oriented company. No bonuses are required to be paid to executive management if Sovereign does not achieve these financial goals. However, the Compensation Committee and the Board has reserved the right, under certain of the short-term compensation plans, to determine, if and in what form, a bonus may be paid whether or not financial goals are achieved.
     The amount of the incentive compensation award payable to Mr. Sidhu for 2005 performance was determined solely on the basis of the performance criteria established by the Compensation Committee and approved by the Board in early 2005. Under these criteria, because Sovereign did not meet the predetermined target of $2.03 in operating earnings per share for 2005, Mr. Sidhu was not eligible for, and did not receive, the Tier I bonus of $750,000 in cash and $750,000 of compensation deferred under the Bonus Deferral Program. Because Mr. Sidhu’s Tier I target of operating earnings per share was not achieved, the Compensation Committee analyzed the facts and circumstances and, in its discretion, pursuant to the rights reserved to it, determined that a bonus and incentive compensation in the amount of $1,125,000 be awarded to Mr. Sidhu in the form of 78,051 shares of Sovereign restricted stock. 26,017 of such restricted shares vest ratably over a three-year period. The remaining 52,034 shares are subject to a five year “cliff” vesting schedule.

     Since Mr. Sidhu received no cash bonus for 2005, there was no deferral under the terms of the Bonus Deferral Program and, therefore, a matching contribution by Sovereign to the Bonus Deferral Program was not required.
     In addition to Mr. Sidhu’s Tier I and Tier II targets, the Compensation Committee established, effective January 1, 2001, a long-term incentive target for Mr. Sidhu. If, by December 31, 2005, cash earnings per share reached or exceeded $2.00 and the price per share of Sovereign common stock reached or exceeded a target determined by the Compensation Committee, Mr. Sidhu was eligible to receive additional incentive compensation in the form of 150,000 shares of Sovereign common stock. Since the long-term incentive targets described above were not achieved by December 31, 2005, the restrictions did not lapse and the shares were forfeited.
     In addition to Mr. Sidhu’s Tier I and Tier II targets, on March 15, 2006, the Compensation Committee established, effective January 1, 2006, a new long-term incentive target for Mr. Sidhu. If by December 31, 2010, Sovereign’s operating/cash earnings per share equal or exceed $2.84 or Sovereign common stock closes at or above $40 per share for twenty consecutive trading days and Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision regulations on March 15, 2006), on the date that either of the targets are achieved, Mr. Sidhu will be eligible to receive a cash payment equal to the value of 150,000 shares of Sovereign common stock determined as of the date vesting occurs. If the performance criteria are not achieved by December 31, 2010, the award will be forfeited unless the Compensation Committee determines, in the exercise of its discretion, that the award should not be forfeited. To evidence this long-term incentive award, Mr. Sidhu received 150,000 performance units.
     On February 15, 2006, the Compensation Committee set performance and financial objectives relating to critical success factors, earnings and asset quality for 2006. These objectives or goals reflect the Compensation Committee’s determination of appropriate goals for Sovereign for 2006 in order for both short-term and long-term compensation awards to be earned. In order for Mr. Sidhu to be eligible to receive a bonus and/or incentive compensation for 2006, Sovereign’s operating/cash earnings per share must reach $2.08 and Sovereign Bank’s asset quality must be equal to or better than a specified asset quality measure unless a different number is approved by the Compensation Committee. In addition, the Compensation Committee will evaluate Sovereign’s progress with respect to Sovereign’s other critical success factors including, but not limited to, margin expansion in line with Sovereign’s interest rate risk management philosophy, revenue growth greater than expense growth, development of talent and continuous improvement in sales and customer service. Also, if Sovereign’s operating/cash earnings per share reach $2.08, Mr. Sidhu will be eligible to receive an additional bonus in the form of Sovereign restricted common stock with a value of $250,000. For purposes of Mr. Sidhu’s Tier I and Tier II awards, and long-term incentive targets, operating/cash earnings represent net income excluding the after-tax effects of special items, including significant gains or losses that are unusual in nature or are associated with acquiring or integrating businesses, losses on the early retirement of debt and amortization of intangible assets.
     Effective as of January 1, 2006, the Board adopted an amended and restated LIP. The LIP is designed to provide incentive to certain executive officers and other employees of Sovereign and its subsidiaries to assist Sovereign in meeting or exceeding Sovereign’s financial goals. Depending on the achievement of certain annual corporate financial objectives set by the Compensation Committee, participants may, based on their individual performances, be awarded additional compensation beyond base salary in the form of cash and/or Sovereign restricted common stock. Mr. Sidhu is not eligible to participate in the LIP. Unless otherwise provided by the Compensation Committee, an individual may not participate in the LIP if he or she is a participant in any other incentive plan that provides for payment of an annual or periodic bonus.
     Awards under the LIP are based on achievement of certain performance factors consisting of (i) a corporate performance factor, which is based upon one or more earnings per share goals set by the Compensation Committee each plan year (calendar year) and (ii) an individual performance factor, which, among other things, is determined for each participant in accordance with guidelines set forth in Sovereign’s Performance Management Program. The corporate performance factor for a plan year must be met (or waived by the full Board) in order for any awards to be made for a plan year. Awards under the LIP are in such form as the Compensation Committee specifies and the Board approves, and may be cash and/or awards of restricted Sovereign common stock. With certain limited exceptions, in order to receive an award, a participant must be employed on both the last day of the year and the day awards are distributed.

     The distribution of awards is made as soon as practicable after Sovereign’s financial information is available for such plan year, with the target distribution date of no later than March 31st of the year following the close of the year to which performance relates. For 2005, the corporate performance factor was $2.03 in operating earnings per share for a cash award to be earned and $2.05 in operating earnings per share for an additional award of restricted stock to be earned. The Compensation Committee may, in circumstances it deems appropriate, waive strict application of any provision of the LIP, including the eligibility for participation. Subject to any legal or NYSE restrictions, any shares of restricted common stock distributed under the LIP may be treasury shares or authorized but previously unissued shares. The Compensation Committee determined that the corporate performance factors were not achieved for 2005. Notwithstanding such determination, based on its review of individual performance factors with respect to each of Messrs. Campanelli, Lynch, McCollom and Thompson, LIP awards to each were made and are reflected in the Summary Compensation Table on page 36 hereof.
     On February 15, 2006, the Compensation Committee set corporate performance factors as well as individual performance factors for 2006 in order for awards to be earned under the LIP for 2006. If the corporate performance factors are achieved or exceeded in 2006 and if the applicable individual performance factors are achieved, Messrs. Campanelli, Lynch, McCollom and Thompson will, in addition to other employees, be eligible to receive an award under the LIP for 2006. The corporate performance factor for awards to be earned under the LIP for 2006 are cash/operating earnings of $2.08 per share.
Long-Term Incentive Compensation
     Senior Officers Bonus Award Program. In September 2002, the Board adopted the Senior Officers Bonus Award Program. The program was amended in January 2004 to provide that any bonus earned under the program will be determined and paid as hereinafter described. The program provides that each individual who is serving as a member of the Office of the

Chairman of Sovereign Bank (“OCSB”) as of December 31, 2003, is entitled to participate and, therefore, is entitled to bonuses, payable in cash, if certain financial targets are met or exceeded for calendar years 2004 through 2008 and such individual satisfies the program’s continued service requirements. In the case of an individual who becomes a member of the OCSB after December 31, 2003, the Board may permit him or her to participate in the program on such terms as it may specify. Mr. McCollom became a participant effective May 14, 2005.
     In the event Sovereign’s cash earnings, determined on a consolidated and fully-diluted basis, exceed the specified target for a relevant year, then each participating officer, who remains a member of the OCSB at year end, will receive a cash payment equal to the fair market value of the number of shares of Sovereign common stock set forth below. The cash earnings targets for 2004 and 2005 were $1.70 and $1.95 per share, respectively. The cash earnings target for 2006 is $2.05 per share. The cash earnings target for 2007 and 2008 will be fixed by the Board prior to the beginning of each of those years. The number of shares of Sovereign common stock upon which the cash payments is determined, if the specified earnings targets are hit for the relevant years, are 15,000, 15,000 and 10,000 for 2006, 2007 and 2008, respectively. In addition to the earnings target, a bonus is not payable to eligible officers for that year if either (i) Sovereign Bank’s Tier 1 capital is less than 5.5% at year end (unless a different number is approved by the Board) or (ii) Sovereign Bank’s asset quality is worse than the average of the largest 25 banks in the United States (determined by asset size), which banks have commercial loans making up at least 25% of their total loan portfolios (unless a different measure for asset quality is approved by the Board). Notwithstanding the foregoing, if one or more of the financial objectives set forth above are not achieved for a calendar year, the Compensation Committee, under the terms of the program, after a review of all relevant facts and circumstances, may determine that a bonus (or any portion thereof) with respect to such calendar year will, in fact, be paid if such payment, in the judgment of the Compensation Committee, is reasonably consistent with the goals of the program.
     Appropriate adjustment in the number of shares upon which the cash payment is determined will be made to take into account stock dividends, stock splits and similar events. In the event of a “change in control” (as defined in the 2001 Plan) all potential awards for the current and future years shall be deemed earned and become payable. All financial calculations required of the program will be performed by, or under the supervision of, the Compensation Committee. The program was further amended in February 2005 to limit the maximum amount of a cash bonus that may be earned for each of 2005, 2006, 2007 and 2008 to $225,500. The Compensation Committee determined after a review of all financial calculations, that the specified cash earnings target for 2005 were not achieved. Therefore, participants in the Senior Officers Bonus Award Program did not receive a cash payment for 2005 performance.
     The 2004 Plan. Sovereign’s shareholders approved the 2004 Plan at the 2004 Annual Meeting of Shareholders. The 2004 Plan is designed to give Sovereign greater flexibility to respond to anticipated changes in executive compensation practices given the modifications in the accounting treatment of stock options as well as other regulatory requirements. The 2004 Plan is also intended to balance Sovereign’s objective of reducing its reliance on stock options with the need to continue to provide appropriate incentives to motivate the achievement of competitively superior performance by its employees. The 2004 Plan is broad-based in accordance with management’s strong belief that Sovereign will continue to have a performance-oriented culture and will create greater shareholder value if employee stock ownership levels are increased at all levels of Sovereign.
     The 2004 Plan authorizes Sovereign to award employees incentive stock options and nonqualified stock options to purchase shares of Sovereign common stock at the fair market value per share as of the date the option is granted. The 2004 Plan also authorizes the award of shares of restricted stock to eligible employees.
     The 2001 Plan. Sovereign’s shareholders approved the 2001 Plan at the 2001 Annual Meeting of Shareholders. The 2001 Plan is designed to improve the performance of Sovereign and its subsidiaries and, by doing so, to serve the interests of the shareholders. By continuing to encourage ownership of Sovereign shares among those who play significant roles in Sovereign’s success, the 2001 Plan will continue to align the interests of Sovereign’s employees with those of its shareholders by relating capital accumulation to increases in shareholder value. In addition, the 2001 Plan enhances Sovereign’s ability to attract, motivate and retain employees of outstanding leadership and management ability.

     The 2001 Plan authorizes Sovereign to award employees incentive stock options and nonqualified stock options to purchase shares of Sovereign common stock at the fair market value per share as of the date the option is granted. The 2001 Plan also authorizes the award of shares of restricted stock to eligible employees. The 2001 Plan is designed to further the success of Sovereign by making shares of common stock available to eligible employees of Sovereign, thereby providing an additional incentive to such employees to continue their relationship with Sovereign, and to give such employees a greater interest in Sovereign’s success.
     The 1996 Plan. Sovereign’s shareholders approved the 1996 Plan at the 1996 Annual Meeting of Shareholders. The 1996 Plan, like its predecessor plans, is designed not only to provide incentive to management, but also to align a significant portion of the Executive Compensation Program with shareholder interests. The 1996 Plan permits Sovereign to grant officers and employees a right to purchase shares of stock at the fair market value per share as of the date the option is granted. The 1996 Plan expired by its terms on February 28, 2006.
     The Bonus Deferral Program. The Bonus Deferral Program was adopted by the Board effective November 1, 1997, and was amended several times thereafter. Sovereign’s shareholders approved the Bonus Deferral Program at the 2004 Annual Meeting of Shareholders because, at the time of its initial adoption, shareholder approval of the Bonus Deferral Program was not required.
     The Bonus Deferral Program permits a selected executive employee of Sovereign or certain of its subsidiaries to annually defer receipt of 25% to 50% of his or her bonus for a given year. The deferred amount is placed in a grantor trust and invested in Sovereign common stock which is purchased by the trust’s independent trustee in the open market. A 100% matching contribution is made to the trust by the employer on behalf of the participant and is likewise invested in Sovereign common stock which is purchased by the trust’s independent trustee in the open market. Earnings on the deferral and match are reinvested in such stock as well. A participant becomes 100% vested in the aggregate of each year’s deferral, match and earnings thereon five years after the initial funding of such year’s contributions to the trust. A participant also vests in his or her account balance in the event of termination of employment by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control (as such terms are defined therein). Termination for cause (as defined therein) or voluntary termination of employment prior to the expiration of the five-year vesting period generally results in the forfeiture of the entire account balance, including the amount initially deferred by the participant. Payment of vested account balances is made, in stock, in accordance with the election of the participant or, in certain cases, at other times specified by the Bonus Deferral Program document.
     Mr. Sidhu was required to defer 50% of his Tier I bonuses, if any, for 2005, 2004 and 2003 under the Bonus Deferral Program. Mr. Campanelli, Mr. Lynch and Mr. McCollom each was eligible to, and elected to defer 50% of their respective cash bonuses for 2005, 2004 and 2003. Mr. Thompson was eligible to, and elected not to participate in the Bonus Deferral Program in 2005, 2004 and 2003. Since no cash bonuses were paid to executive officers, including Mr. Sidhu, for 2005 performance, no deferrals were made to the Bonus Deferral Program.
     Other Plans. In addition to the qualified retirement benefit plan maintained by Sovereign for the benefit of its eligible employees and the Bonus Deferral Program described above, several additional nonqualified plans are maintained to, among other things, supplement benefits that may be limited by certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The qualified plan is the Sovereign Retirement Plan. The three nonqualified plans are described below.
     Effective as of January 1, 1997, the Board adopted the Sovereign Bancorp, Inc. Supplemental Executive Retirement Plan (the “Supplemental Retirement Plan”). The purpose of the Supplemental Retirement Plan is to replace, for selected employees, those benefits under the qualified defined benefit retirement plan that were limited by certain provisions of the Code. These amounts are determined based on the benefit accrued as of March 31, 1999, the date benefit accruals ceased under the terminated qualified defined benefit retirement plan. In general, selected employees will receive supplemental pensions equal to such limited amount, subject generally to the provisions, conditions and other limitations of the qualified plan document. Notwithstanding the foregoing, immediate 100% vesting is provided upon the occurrence of a change in control (as defined therein). Plan benefits are provided through a grantor trust. Messrs. Sidhu and Thompson participate in the Supplemental Retirement Plan. As of December 31, 2005, the age 55 monthly benefit amounts accrued under the Supplemental Retirement Plan for Messrs. Sidhu and Thompson were $27,169 and $8,745, respectively.
     Effective as of June 1, 1997, the Board adopted the Sovereign Bancorp, Inc. Enhanced Executive Retirement Plan (the “Enhanced Retirement Plan”). Under the Enhanced Retirement Plan, a selected executive employee of Sovereign or certain of its subsidiaries who satisfies the Enhanced Retirement Plan’s requirements will be entitled to an enhanced retirement benefit to the extent the retirement benefits payable from the qualified retirement plans and certain other sources is less than a targeted level. Such targeted level is an annual benefit equal to 60% of his or her average compensation (which includes salary, bonus, and deferred compensation but excludes income from the exercise of stock options). The actual supplemental retirement benefit to which an eligible executive is entitled to receive under the Enhanced Retirement Plan is reduced, but not below zero, by the sum of his or her (i) pension under the terminated qualified defined benefit retirement plan (determined as of March 31, 1999, the date benefit accruals ceased under such plan), (ii) calculated Social Security benefit, and (iii) retirement benefit, if any, under the Supplemental Retirement Plan described above.
     In order to vest in the enhanced retirement benefit, an eligible executive must remain employed by Sovereign until age 55 and attain five years of service under the qualified retirement plan. Provision is made for a reduction in the plan benefit for a participant who terminates before age 60 and who has completed less than fifteen years of service, but in no event will the targeted level be reduced below 30% of average compensation. The Enhanced Retirement Plan also provides for survivor’s and disability retirement benefits. In the case of a change in control (as defined), special provisions apply, including immediate 100% vesting and the elimination of the reduction in benefit for age and years of service below the general plan requirements. Under certain circumstances (such as defined misconduct and a breach of any applicable covenant not to compete), the enhanced retirement benefit may be forfeited.
     As of December 31, 2005, Messrs. Sidhu and Thompson were the only participants in the Enhanced Retirement Plan and the age 55 monthly benefit amounts accrued under the Enhanced Retirement Plan for Messrs. Sidhu and Thompson were $63,044 and $11,989, respectively.

These amounts reflect any reduction required by the terms of the Enhanced Retirement Plan and are not reduced further by the benefit provided under the Supplemental Retirement Plan described above. On April 20, 2006, Mr. Campanelli was selected by the Compensation Committee and approved by the Board to participate in the Enhanced Retirement Plan. Mr. Campanelli will be eligible to receive an annual benefit equal to 35% of average compensation at age 55, 40% at age 60 and 45% at age 65, if the applicable service requirements are satisfied. The Enhanced Retirement Plan was amended to reflect this action.
     Through December 31, 1999, Sovereign maintained The Sovereign Bancorp, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”). Payment of benefits under the Deferred Compensation Plan were generally made following termination of employment under the option (which may include a lump sum) selected by the participant at the time a deferral election was made. Deferrals under the Deferred Compensation Plan ceased effective December 31, 1999. As a result of enhancements made to the Sovereign Retirement Plan and the termination of Sovereign’s qualified defined benefit retirement plan, the articulated purposes of the Deferred Compensation Plan were rendered obsolete. Account balances under this plan will be distributed in accordance with the terms of the plan and a participant’s prior distribution election when an event giving rise to distribution occurs.
     In February 2004, the Compensation Committee recommended to the Board and the Board approved the implementation of a new “leading edge” customized approach to Sovereign’s long-term incentive compensation policy. This new long-term incentive approach is designed to provide team members throughout Sovereign with maximum flexibility and more meaningful long-term incentive compensation opportunities. This was achieved by permitting each team member to directly participate in the determination of his or her respective long-term incentive compensation awards based upon the team member’s individual risk tolerance level and personal wealth creation plan. The Compensation Committee determined that the revised long-term incentive approach will assist Sovereign in continuing to align the interests of its team members with the interests of its shareholders.
     Team members throughout Sovereign will be eligible to receive a combination of either stock options, restricted stock or a cash bonus only after a five-year incentive vesting period has elapsed from an award date. Awards to the Chief Executive Officer of Sovereign and to members of the OCSB and Sovereign’s other executive officers may not include cash. In addition to a five-year incentive vesting requirement, awards to the OCSB are subject to substantial performance goals as determined by the Compensation Committee at the time an award is made. All non-cash awards in the form of Sovereign common stock are made pursuant to equity compensation plans approved by Sovereign’s shareholders.
     On February 15, 2006, in accordance with this long-term incentive compensation policy, the Compensation Committee made an award to Mr. Sidhu of 87,463 nonqualified stock options to purchase Sovereign common stock under the 2001 Plan and 9,250 shares of Sovereign restricted common stock under the 2004 Plan. These options and restricted stock vest if and only if by February 15, 2011, Sovereign’s operating/cash earnings per share equal or exceed $2.84 or Sovereign common stock closes at or about $40 per share for twenty consecutive trading days and Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision Regulations on February 15, 2006). Messrs. Campanelli, Lynch and McCollom each received an award of 32,069 nonqualified options under the 2001 Plan. Messrs. Campanelli, Lynch and McCollom did not receive an award of restricted stock. Mr. Thompson did not receive any options but he did receive an award of 10,175 shares of Sovereign restricted common stock under the 2004 Plan. These options and restricted stock vest if and only if, by February 15, 2011, Sovereign Bank is “well capitalized” and has a Tier 1 leverage ratio of six percent or higher (as those terms are defined under applicable Office of Thrift Supervision Regulations on February 15, 2006).
Stock Ownership Requirement
     In accordance with Sovereign’s policy of aligning the interests of its directors and executive officers with shareholders, Sovereign adopted, in January 1998, and amended in August 2005, a policy under which the Chief Executive Officer of Sovereign and Sovereign’s executive management are required to beneficially own shares of Sovereign common stock having a value of at least six times base salary and three times base salary, respectively. Members of Sovereign’s executive management who are named in this proxy statement met the ownership requirement before the applicable deadline. Shares of Sovereign common stock subject to unexercised stock options, unvested restricted stock awards, unvested Sovereign matching account shares held under the Bonus Deferral Program, and certain shares allocated to the account of a Sovereign team member under the Sovereign Retirement Plan are not considered beneficially owned for purposes of the policy.
     The tables included herein, and the accompanying narrative and footnotes, reflect the decisions covered by the above discussion. This report has been furnished by the Compensation Committee whose members are:
P. Michael Ehlerman, Chairperson
Brian Hard
Andrew C. Hove, Jr.
Daniel K. Rothermel
Ralph V. Whitworth
EMPLOYMENT AGREEMENTS
     Jay S. Sidhu. Sovereign and Sovereign Bank entered into an employment agreement, dated March 1, 1997, with Jay S. Sidhu, which superseded, in its entirety, Mr. Sidhu’s then existing employment agreement. Mr. Sidhu’s agreement has an initial term of five years and, unless terminated as set forth therein, is automatically extended annually to provide a new term of five years except that, at certain times, notice of nonextension may be given, in which case the agreement will expire at the end of its then-current term. No such notice has been given.
     The agreement provides a base salary, which, if increased by action of the Board, becomes the new base salary provided thereafter by the agreement. In addition, the agreement provides, among other things, a right to participate in any bonus plan approved by the Board and insurance, vacation, pension and other fringe benefits for Mr. Sidhu.
     If Mr. Sidhu’s employment is terminated without cause (as defined therein), or if Mr. Sidhu voluntarily terminates employment for good reason (as defined therein), Mr. Sidhu becomes entitled to severance benefits under the agreement. The term good reason includes the assignment of duties and responsibilities inconsistent with Mr. Sidhu’s status as President and

Chief Executive Officer of Sovereign, a reduction in salary or benefits or a reassignment which requires Mr. Sidhu to move his principal residence more than 100 miles from Sovereign’s principal executive office. If any such termination occurs, Mr. Sidhu will be paid an amount equal to five times the sum of (i) his highest annual base salary under the agreement, and (ii) the average of his annual bonuses with respect to the three calendar years immediately preceding his termination. Such amount will be payable in sixty equal monthly installments. In addition, in the event of such termination, Mr. Sidhu will be entitled to continuation of certain insurance and other specified benefits for sixty months or until he secures substantially similar benefits through other employment, whichever shall first occur. Further, Mr. Sidhu will be entitled to additional retirement benefits to which he would have been entitled had his employment continued through the then remaining term of the agreement, including increased benefits under Sovereign’s long-term incentive plans. If the payments and benefits under the agreement, when aggregated with other amounts received from Sovereign and Sovereign Bank, are such that Mr. Sidhu becomes subject to excise tax on excess parachute payments under Code Sections 4999 and 280G he will receive additional payments equal to such excise tax and any incremental income taxes he may be required to pay by reason of the receipt of additional amounts under the agreement. Sovereign estimates that, if Mr. Sidhu had terminated employment as of March 1, 2005 under circumstances entitling him to the above-described severance benefits, he would have been entitled to receive approximately $13 million, exclusive of the non-cash benefits, additional retirement benefits, and any potential excise tax-related payments.
     If Mr. Sidhu’s employment terminates by reason of his disability, he will be entitled to continuation of 80% of the annual base salary and bonus described above, less amounts payable under any disability plan of Sovereign, until the earliest of (i) his return to employment, (ii) his attainment of age 65, or (iii) his death. Provision is also made generally for the continuation of insurance and other specified benefits for such period, as well as additional credits for retirement benefit purposes.
     The agreement contains provisions restricting Mr. Sidhu’s right to compete with Sovereign and Sovereign Bank during the period he is receiving severance or disability benefits thereunder, except under certain circumstances.

     Joseph P. Campanelli. Sovereign entered into an employment agreement with Joseph P. Campanelli, dated January 30, 2003, which superseded his then-existing employment agreement. Mr. Campanelli’s agreement has an initial term of three years and, unless terminated as set forth therein, is automatically extended annually to provide a new term of three years except that, at certain times, notice of nonextension may be given, in which case the agreement will expire at the end of its then-current term. No such notice has been given.
     The agreement provides a base salary which, if increased by action of the Board becomes the new base salary provided thereafter by the agreement. In addition, the agreement provides, among other things, a right to participate in bonus plans, a right to receive insurance, vacation, retirement, deferred compensation and other fringe benefits, automobile and parking allowances and club dues and business-related expenses.
     In the event of Mr. Campanelli’s termination of employment without cause (as defined therein) or for good reason (as defined therein) following the occurrence of a change in control (as defined therein), he becomes entitled to severance benefits under the agreement. The benefits are (i) payment, for a period of three years, of the sum of his highest base salary as of the date of termination (or prior to reduction constituting good reason) and the preceding three calendar years and his highest bonus for the preceding three calendar years, payable in monthly installments, and (ii) continuation, for three years, of all life, disability, medical insurance and other normal welfare benefits in effect during the preceding two calendar years, or tax-effected payments in lieu thereof if plan participation is not permitted. In the event Mr. Campanelli’s employment is terminated without cause prior to the occurrence of a change in control, he is entitled to (i) payment, for the greater of one year or the remaining term of the agreement, of the sum of his base salary as of the date of termination (or prior to reduction preceding termination) and the average of his bonuses for the preceding three calendar years, and (ii) continuation, for the greater of one year or the remaining term of the agreement, of all life, disability, medical insurance and other normal welfare benefits in effect during the preceding two calendar years, or tax-effected payments in lieu thereof if plan participation is not permitted. In the event severance payments and benefits under the agreement, when added to all other benefits in the nature of “parachute payments” under Code Section 280G, would cause the excise tax provisions of Code Section 4999 to apply, Mr. Campanelli is entitled to receive such additional amounts as are necessary to neutralize the effect on him of the imposition of such tax and related incremental income tax.

     If Mr. Campanelli voluntarily terminates his employment during the term of the agreement, he is subject to a covenant not to compete and an agreement not to solicit customers or employees for a period of twelve months.
     James J. Lynch. Sovereign entered into an employment agreement with James J. Lynch, dated as of September 16, 2002. Mr. Lynch’s agreement had an initial term of three years and, unless terminated as set forth therein, is automatically extended annually to provide a new term of three years except that, at certain times, either party may give notice of nonextension, in which case the agreement will expire at the end of its then-current term. No such notice has been given.
     The agreement provides base salary which, if increased by action of the Board becomes the new base salary provided thereafter by the agreement. In addition, the agreement provides, among other things, the right to (i) participate in one or more bonus programs maintained by Sovereign, within certain minimum guarantees if targeted goals are attained, (ii) annually be awarded options to purchase up to 50,000 shares of Sovereign common stock in accordance with the terms of its then relevant stock option plan(s), (iii) participate in insurance, vacation, retirement, and other fringe benefit programs and plans, including the use of a corporate-provided or paid-for automobile, the payment of dues at two country clubs and one social club, and the reimbursement of business-related expenses incurred in connection with his employment, and (iv) participate in the Bonus Deferral Program at a level similar to that which executives of similar stature are entitled.
     In accordance with the provisions of his employment agreement, Mr. Lynch was entitled to be awarded 15,000 shares of Sovereign’s common stock in 2006, if targeted 2005 operating earnings, Tier 1 capital and asset quality goals are achieved. However, since Sovereign did not achieve these goals, no options were granted to Mr. Lynch pursuant to such provision in his employment agreement. In addition, the agreement provides that Mr. Lynch be awarded 15,000 and 10,000 shares of Sovereign common stock if Sovereign attains such targeted goals for the calendar years 2007 and 2008, respectively. These awards are subject to such vesting provisions as may apply to other similarly situated Sovereign executives, but will vest in the event of the occurrence of a defined change in control before 2008.
     In the event of Mr. Lynch’s termination of employment without cause (as defined therein) or for good reason (as defined therein) within three years following the occurrence of a change in control (as defined therein), he would become entitled to severance benefits under his employment agreement. Such benefits would consist of (i) payment, for a period of three years, of the sum of his highest base salary as of the date of termination (or prior to reduction thereof which constituted good reason) and the three immediately preceding calendar years, and his highest bonus for the three immediately preceding calendar years, payable monthly, and (ii) continuation, for a period of three years, of all life, disability and medical insurance benefits (and other normal welfare benefits) in effect during the immediately preceding two calendar years, or tax-effected payments in lieu thereof, if plan participation is not permitted. In the event Mr. Lynch’s employment is terminated without cause prior to the occurrence of a change in control, he would also become entitled to severance benefits under his employment agreement. Such benefits would consist of (i) payment, for a period of the greater of one year or the then remaining term of the agreement, of the sum of his highest base salary as of the date of termination (or prior to reduction thereof preceding termination) and the average of his bonuses for the three immediately preceding calendar years, payable monthly, and (ii) continuation, for a period of the greater of one year or the then remaining term of the agreement, of all life, disability and medical insurance benefits (and other normal welfare benefits) in effect during the immediately preceding two calendar years, or tax-effected payments in lieu thereof, if plan participation is not permitted. In the event severance payments and benefits under the agreement, when added to all other payments and benefits in the nature of “parachute payments” under Code Section 280G, would cause the excise tax provisions of Code Section 4999 to apply, Mr. Lynch would be entitled to receive such additional amounts as would be necessary to neutralize the effect on him of the imposition of such tax and related incremental income, employment and other taxes.

     If Mr. Lynch voluntarily terminates his employment under the agreement, he will be subject to a covenant not to compete and a prohibition against solicitation of customers and employees for a period of twelve months.
     Mark R. McCollom. Sovereign entered into an employment agreement with Mark R. McCollom, dated as of May 14, 2005. Mr. McCollom’s agreement has an initial term of three years and, unless terminated as set forth therein, is automatically extended annually to provide a new term of three years except that, at certain times, either party may give notice of nonextension, in which case the agreement will expire at the end of its then-current term. No such notice has been given.
     The agreement provides base salary which, if increased by action of the Board becomes the new base salary provided thereafter by the agreement. No later than one year following the effective date of the employment agreement, Sovereign is obligated to increase Mr. McCollom’s base salary to a level comparable to the base salaries of members of Sovereign’s Office of the Chairman (other than the base salary of the Chief Executive Officer of Sovereign). Sovereign complied with the increased salary provision effective April 1, 2006. In addition, the agreement provides, among other things, the right to (i) participate in one or more bonus programs maintained by Sovereign, (ii) participate in insurance, vacation, retirement, and other fringe benefit programs and plans, including the provision of an automobile allowance, the payment of dues at one country club, and the reimbursement of business-related expenses incurred in connection with his employment, and (iii) participate in Sovereign’s executive benefit programs at benefit levels comparable to his peer executive officers.
     In the event of Mr. McCollom’s termination of employment without cause (as defined therein) or for good reason (as defined therein) within three years following the occurrence of a change in control (as defined therein), he would become entitled to severance benefits under his employment agreement. Such benefits would consist of (i) payment, for a period of three years, of the sum of his highest base salary as of the date of termination (or prior to reduction thereof which constituted good reason) and the three immediately preceding calendar years, and his highest bonus for the three immediately preceding calendar years, payable monthly, and (ii) continuation, for a period of three years, of all life, disability and medical insurance benefits

(and other normal welfare benefits) in effect during the immediately preceding two calendar years, or tax-effected payments in lieu thereof, if plan participation is not permitted—less such amount as he was paying for such benefits at the time of his termination. In the event Mr. McCollom’s employment is terminated without cause prior to the occurrence of a change in control, he would also become entitled to severance benefits under his employment agreement. Such benefits would consist of (i) payment, for a period of the greater of one year or the then-remaining term of the agreement, of the sum of his highest base salary as of the date of termination (or prior to reduction thereof preceding termination) and the average of his bonuses for the three immediately preceding calendar years, payable monthly, and (ii) continuation, for a period of the greater of one year or the then-remaining term of the agreement, of all life, disability and medical insurance benefits (and other normal welfare benefits) in effect during the immediately preceding two calendar years, or tax-effected payments in lieu thereof, if plan participation is not permitted. In the event severance payments and benefits under the agreement, when added to all other payments and benefits in the nature of “parachute payments” under Code Section 280G, would cause the excise tax provisions of Code Section 4999 to apply, Mr. McCollom would be entitled to receive such additional amounts as would be necessary to neutralize the effect on him of the imposition of such tax and related incremental income, employment and other taxes.
     If, among other things, Mr. McCollom (i) voluntarily terminates his employment under the agreement or (ii) exercises his right not to extend the term of the agreement, he will be subject to a covenant not to compete and a prohibition against solicitation of customers and employees for a period of twelve months.
     Lawrence M. Thompson, Jr. Sovereign has also entered into an employment agreement with Lawrence M. Thompson, Jr., dated September 25, 1997, which superseded Mr. Thompson’s then-existing employment agreement. The agreement has an initial term of three years and, unless terminated as set forth therein, is automatically extended at certain dates to provide a new term of three years except that at certain times notice of nonextension may be given, in which case the agreement will expire at the end of its then-current term. The agreement provides a base salary which, if increased by action of the Board, becomes the new base salary provided thereafter by the agreement. In addition, the agreement provides, among other things, a right to participate in any bonus plan approved by the Board and insurance, vacation, pension and other fringe benefits for the executive.
     If Mr. Thompson’s employment is terminated without cause (as defined therein), whether or not a change in control (as defined therein) of Sovereign has occurred, or if Mr. Thompson voluntarily terminates employment for good reason (as defined therein) following a change in control, Mr. Thompson becomes entitled to severance benefits under the agreement. The benefits are continuation of salary, bonus (equal to the average bonus for the three prior years), and insurance and other fringe benefits for three years. If, in the absence of a change in control, Mr. Thompson’s employment is terminated without cause, cash benefits payable under the agreement are reduced by an amount equal to 25% of any compensation received from another employer. The agreement contains a provision restricting Mr. Thompson’s right to compete, for a period of twelve months, after a voluntary termination of employment without good reason or any termination for cause; in all other circumstances, after termination of employment, there is no covenant not to compete. In the event severance payments and benefits under the agreement, when added to all other benefits in the nature of “parachute payments” under Code Section 280G, payable to Mr. Thompson would cause the excise tax provisions of Code Section 4999 to apply then the payments and benefits under such agreement will be reduced to the minimum extent necessary to avoid such tax.
     It is intended that each employment agreement described above and the exercise of authority or discretion under such agreements by Sovereign, Sovereign Bank or the executive shall comply with the provisions of Code Section 409A and the Treasury Regulations issued thereunder so as not to subject the executive to the payment of any interest and tax penalty which may be imposed by the Internal Revenue Service under Code Section 409A. To the extent that any regulations or other guidance issued under Code Section 409A would result in an executive being subject to payment of “additional tax” under Code Section 409A, the relevant agreement shall be amended to avoid the imposition of any such “additional tax” under Code Section 409A, which such amendment shall be designed to minimize the adverse economic effect on the executive without increasing the cost to Sovereign and Sovereign Bank (other than transactions costs), all as reasonably determined in good faith by Sovereign, Sovereign Bank and the executive in order to maintain, to the maximum extent practicable, the original intent of the applicable provisions of such agreement.
ADDITIONAL INFORMATION REGARDING DIRECTORS AND OFFICERS
Indemnification
     The Bylaws of Sovereign provide for (i) indemnification of directors, officers, employees and agents of Sovereign and its subsidiaries and (ii) the elimination of a director’s liability for monetary damages, each to the fullest extent permitted by Pennsylvania law. Pennsylvania law provides that a Pennsylvania corporation may indemnify directors, officers, employees and agents of the corporation against liabilities they may incur in such capacities for any action taken or any failure to act, whether or not the corporation would have the power to indemnify the person under any provision of law, unless such action or failure to act is determined by a court to have constituted recklessness or willful misconduct. Pennsylvania law also permits the adoption of a Bylaw amendment, approved by shareholders, providing for the elimination of a director’s liability for monetary damages for any action taken or any failure to take any action unless (i) the director has breached or failed to perform the duties of his office and (ii) the breach or failure to perform constitutes self-dealing, willful misconduct or recklessness.
     Directors and officers of Sovereign are also insured against certain liabilities for their actions, as such, by an insurance policy obtained by Sovereign. The premium for 2005 allocable to directors and officers was $1,617,202.
     On December 21, 1993, Sovereign Bank entered into an Indemnification Agreement (the “Indemnification Agreement”) with Mr. Sidhu. The Indemnification Agreement provides that Sovereign Bank will indemnify Mr. Sidhu to the fullest extent permitted by applicable law and regulation for all expenses, judgments, fines and penalties incurred in connection with, and amounts paid in settlement of, any claim relating to, among other things, the fact that Mr. Sidhu is or was a director or officer of Sovereign or Sovereign Bank (an “Indemnifiable Claim”). Sovereign Bank will also advance expenses upon Mr. Sidhu’s request in connection with any Indemnifiable Claim.

     Sovereign Bank’s indemnification obligations are subject to the condition that a Reviewing Party (as defined in the Indemnification Agreement) shall not have determined that Mr. Sidhu would not be permitted to be indemnified under applicable law. To the extent that it is subsequently determined that Mr. Sidhu is not entitled to indemnification, he is required to reimburse Sovereign Bank for any amounts previously paid.
     Upon a Change in Control (as defined in the Indemnification Agreement) of Sovereign or Sovereign Bank, all determinations regarding Sovereign Bank’s indemnification obligations under the Indemnification Agreement will be made by Independent Legal Counsel (as defined in the Indemnification Agreement). Upon a Potential Change in Control (as defined in the Indemnification Agreement) of Sovereign or Sovereign Bank, Sovereign Bank will, upon written request by Mr. Sidhu, create and fund a trust for the benefit of Mr. Sidhu in order to ensure satisfaction of Sovereign Bank’s indemnification obligations under the Indemnification Agreement.
Code of Ethics
     Sovereign has adopted a Code of Conduct and Ethics which applies to all of its directors, officers and employees. Sovereign has also adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (including, the Chief Financial Officer, Chief Accounting Officer and Controller of Sovereign and Sovereign Bank). These documents are available free of charge on Sovereign’s web site at www.sovereignbank.com.
Loans to Directors and Executive Officers
     Sovereign is in the business of taking deposits and making loans. Like substantially all financial institutions with which it is familiar, Sovereign actively encourages and even aggressively solicits its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with Sovereign Bank, rather than with a competitor. There currently are no banking transactions between Sovereign and any director or any entity controlled by or affiliated with him or her. All banking transactions with Sovereign’s directors and such entities and affiliates are with Sovereign Bank, and are subject to regulation by the Office of Thrift Supervision.
     All lending relationships between Sovereign Bank and Sovereign directors and the entities which they control are subject to Federal Regulation O and were made, and are presently in compliance with Regulation O1. In addition, in management’s opinion, all loans to directors and entities affiliated with them (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers and do not involve more than normal collection risk or present other unfavorable features. Sovereign believes that the aggregate dollar amount of Sovereign Bank's loans to directors and the entities they control or are otherwise affiliated with represent insignificant percentages of Sovereign Bank's total loans and equity and ranks it somewhere near the middle of the 125 largest financial services companies with U.S. operations. Because of the foregoing, Sovereign does not believe that public disclosure of director by director and affiliate by affiliate information is material or meaningful to shareholders, absent unusual facts and circumstances. Sovereign believes this position is consistent with the disclosure positions of other large financial institutions.

[1]	Regulation O deals with loans by federally regulated banks to “Insiders.” For purposes of Regulation O, an “insider” (“Insider”) means an executive officer, director or 10% controlling shareholder of the applicable bank or bank holding company, or an entity controlled by such executive officer, director or controlling shareholder.

Regulation O prohibits Sovereign Bank from making loans to an Insider unless the loan (i) is made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by Sovereign Bank with other persons who are not subject to Regulation O and who are not employed by Sovereign Bank; and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Regulation O does not prohibit Sovereign Bank from making loans to Insiders pursuant to a benefit or compensation program (i) that is widely available to employees of Sovereign Bank and, in the case of extensions of credit to an Insider of its affiliates, is widely available to employees of the affiliates at which that person is an Insider; and (ii) that does not give preference to any Insider of Sovereign Bank over other employees of Sovereign Bank and, in the case of extension of credit to an Insider of its affiliates, does not give preference to any Insider of its affiliates over other employees of the affiliates at which that person is an Insider.

The Bank is examined periodically by the Office of Thrift Supervision for compliance with Regulation O and internal controls exist within Sovereign Bank to ensure that compliance with Regulation O is maintained on an ongoing basis after such loans are made.

     In addition, Sovereign Bank provides other banking services to Sovereign directors and entities which they control or with which they are affiliated. In each case these services are provided in the ordinary course of Sovereign Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.
     Sovereign Bank, as part of its banking business, also extends loans to officers and employees of Sovereign and Sovereign Bank. As of December 31, 2005, three of the five most highly compensated officers-employees of Sovereign had outstanding loans from Sovereign Bank. Mr. Sidhu, Mr. Thompson and Mr. McCollom had home mortgage loans with Sovereign Bank with outstanding balances of $823,476, $485,894 and $547,750, respectively, as of December 31, 2005. These mortgage loans, like similar loans made to other Sovereign employees, are priced at a one percent discount to market but contain no other terms which were different than terms available in comparable transactions with non-employees. The one percent discount is discontinued when an employee terminates employment with Sovereign. In each case, loans to these three executive officers (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, including other employees of Sovereign or Sovereign Bank, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features. Such loans also comply with Regulation O and were never non-accrual, past due, restructured or potential problem loans.
     In furtherance of its commitment to corporate governance and as required by the terms of the Settlement Agreement with Relational Investors, LLC, Sovereign’s Ethics and Corporate Governance Committee is in the process of engaging a nationally recognized consulting firm (with no current or previous relationship with Sovereign or Relational or any of their respective affiliates) to study Sovereign’s policies and practices regarding related-party transactions (i.e., transactions with directors, officers, and similar insiders), disclosure, and corporate governance against the policies and practices of the financial industry’s largest twenty institutions by asset size. The Board is in the process of engaging a consulting firm to address such issues. The study is expected to be completed within 90 days following engagement of such firm and within 30 days following completion of such study, the Board is expected to take such action with respect to the findings or recommendations of such study as a majority of the Board determines to be in the best interests of Sovereign.
     For information relating to certain transactions between Sovereign Bank and certain of Sovereign’s directors and their affiliates which the Board, in connection with its consideration of relationships between Sovereign and its directors which might impact director independence, believed warranted disclosure, see “Background Information on the Board and Board Committees — Independence of Directors and Certain Relationships.”

CORPORATE STOCK PERFORMANCE GRAPHS
     The following graphs and tables compare the annual changes in cumulative total returns on Sovereign’s common stock with the annual cumulative total returns of the S&P 500 Index and the S&P Bank Index.
     The graphs and tables were prepared assuming that $100 was invested in Sovereign’s common stock, the S&P 500 Index and the S&P Bank Index on December 31, 2002, December 31, 2000, and December 31, 1995, as the case may be, and assumes the reinvestment of dividends.

TEN-YEAR PERFORMANCE GRAPH*

	Period Ended
Index	12/31/95	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Sovereign Bancorp, Inc.	$100.00	$136.11	$258.22	$212.80	$111.30	$121.33	$182.78	$209.81	$354.67	$336.75	$322.86
S&P 500	100.00	120.26	157.56	199.57	238.54	214.36	186.40	142.84	180.53	196.76	202.67
S&P Bank Index	100.00	136.67	193.86	201.04	168.86	194.66	189.15	181.80	223.17	247.44	235.67

*	Source: SNL Financial L.C.

FIVE-YEAR PERFORMANCE GRAPH*

Total Return Performance

	Period Ended
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Sovereign Bancorp, Inc.	$100.00	$150.65	$172.92	$292.31	$277.54	$266.09
S&P500	100.00	86.96	66.64	84.22	91.79	94.55
S&P Bank Index	100.00	97.17	93.39	114.64	127.11	121.07

THREE-YEAR PERFORMANCE GRAPH*

Total Return Performance

	Period Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05
Sovereign Bancorp, Inc.	$100.00	$169.04	$160.50	$153.88
S&P500	100.00	126.38	137.75	141.88
S&P Bank Index	100.00	122.76	136.11	129.63

*	Source: SNL Financial L.C.

PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of Independent Auditors
     The following tables set forth the aggregate fees billed to Sovereign for the fiscal years ended December 31, 2005, and December 31, 2004, by Sovereign’s principal accounting firm Ernst & Young LLP.

December 31, 2005
Audit Fees	$4,408,687

Audit-Related Fees	489,800

Tax Fees	216,169

All Other Fees	—

Total Fees	$5,114,656

     Audit fees in 2005 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of Sovereign subsidiary audits required for certain subsidiaries that are registered with the SEC, the reviews of Sovereign’s quarterly reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
     Audit-related fees in 2005 principally included accounting consultations, audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under servicer agreements.
     Tax fees in 2005 included tax compliance, tax advice and tax planning.

December 31, 2004
Audit Fees	$3,472,527

Audit-Related Fees	442,900

Tax Fees	615,617

All Other Fees	15,000

Total Fees	$4,546,044

     Audit fees in 2004 included fees associated with the annual audit of Sovereign subsidiary audits required for certain subsidiaries that are registered with either the SEC or the Office of Thrift Supervision, the reviews of Sovereign’s quarterly reports on Form 10-Q, accounting consultations, assistance with review of documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
     Audit-related fees in 2004 principally included audits of employee benefit plans, audits of separate financial statements of entities that issued trust preferred securities, and attestation reports required under servicer agreements.
     Tax fees in 2004 included tax compliance, tax advice and tax planning.
     All other fees in 2004 principally included employee benefit advisory services.
     The Audit Committee considered whether the provision of nonaudit services by Sovereign’s principal auditors during 2005 was compatible with maintaining auditor independence.
     The Audit Committee began considering whether the non-audit services proposed to be performed by Ernst & Young LLP in advance of such performance for compatibility with their independence beginning in September 2002.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors
     The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2006.

SOVEREIGN BANCORP, INC.

By	/s/ Jay S. Sidhu
Jay S. Sidhu
President and Chief Executive Officer

Appendix A
Sovereign Bancorp, Inc.
Categorical Standards for Independence
     The rules of the New York Stock Exchange (“NYSE”) provide that a non-management director of Sovereign Bancorp, Inc. (“Sovereign”) does not qualify as independent unless the Board of Directors of Sovereign (the “Board”) affirmatively determines that the non-management director has no material relationship with Sovereign. The NYSE rules require the Board to consider all the relevant facts and circumstances in determining the materiality of a non-management director’s relationship with Sovereign, and permit the Board to adopt and disclose categorical standards to assist the Board in making determinations of independence. Accordingly, the Board has adopted the categorical standards outlined below to assist the Board in determining whether a non-management director has a material relationship with Sovereign which would impair the director’s independence. These categorical standards for independence should be read together with the NYSE’s independence rules. A fundamental premise of independence is that any permitted transaction between Sovereign and a non-management director, an immediate family member of a non-management director or their respective affiliations, shall be on arms-length and upon market terms.
     The following relationships will not be considered to be relationships that would have a material adverse impact on a non-management director’s independence:
(i)	any loan made by Sovereign or Sovereign Bank in accordance with Regulation O1;

(ii)	any deposit, savings, checking, cash management, trust, or similar account or any other fee-based service which a non-management director (or an immediate family member), or any organization or entity of which the non-management director (or an immediate family

[1]	For a loan to be in compliance with Regulation O, the loan (i) must be made in the ordinary course of business, (ii) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by Sovereign Bank with non affiliated parties, except as permitted by applicable federal banking law, and (iii) must not involve more than the normal risk of repayment or present other unfavorable features. Compliance with Regulation O is monitored by the Office of Thrift Supervision, Sovereign Bank’s primary federal regulator, as well as by Sovereign Bank staff.

member) is a director, executive officer, partner, or controlling shareholder[2], maintains with or receives from Sovereign Bank in accordance with Sovereign Bank’s policies and on the same or similar terms as those which are available to other similar customers of Sovereign Bank;

(iii)	a non-management director who receives (or whose immediate family member receives) less than $50,000 during any twelve month period in the last three years in direct compensation from Sovereign or any Sovereign affiliate, excluding the director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

(iv)	a non-management director (or an immediate family member) is a director, executive officer, controlling shareholder[2], partner, member or employee of a private or public for-profit entity which has made payments to, or received payments from, Sovereign or any Sovereign affiliate for property or services in an amount which at any time during the current or preceding three fiscal years does not exceed the greater of $1 million or two percent of the other entity’s gross consolidated revenues;

(v)	if a non-management director (or an immediate family member) is a director, executive officer, controlling shareholder[2], partner, member or employee of a private or public for-profit entity (excluding any entity covered in paragraph (vi) below) which is or was indebted to Sovereign Bank and at any time during the current or preceding three fiscal years (a) the total amount of indebtedness of such other entity to Sovereign Bank does not exceed one percent of the total consolidated assets of Sovereign, (b) the total amount of indebtedness of such other entity to Sovereign Bank does not exceed five percent of the total consolidated assets of such other entity, and (c) the aggregate amount of interest and fees paid to Sovereign and any of its affiliates by such other entity does not exceed the greater of $1 million or two percent of the consolidated gross revenues of such other entity;

[2]	A “controlling shareholder,” for the purposes of these categorical standards, means a shareholder holding 10% or more of the voting power in any for-profit entity.

(vi)	if a charitable, educational or governmental entity which is or was indebted to Sovereign Bank and either:
     (x) a non-management director (or an immediate family member) is a director, trustee, executive officer, employee or other fiduciary of such entity and at any time during the current or preceding three fiscal years (a) the total amount of indebtedness of such entity to Sovereign Bank does not exceed two percent of the total consolidated assets of such entity and (b) the aggregate amount of interest and fees paid to Sovereign and any of its affiliates by such other entity does not exceed the greater of $1 million or two percent of the consolidated gross revenues of such other entity; or
     (y) the non-management director is not a current employee (or an immediate family member is not a current executive officer) of such entity; such non-management director serves, without compensation, as a director or trustee, or other fiduciary of such entity, and such non-management director did not sponsor, organize or found such entity; or
(vii)	if a non-management director (or an immediate family member) is a director, trustee, or other fiduciary of a charitable, educational or governmental entity, and Sovereign’s and its affiliates’ aggregate discretionary contributions to the entity at any time during the current or preceding three fiscal years does not exceed the greater of $1 million or two percent of the total consolidated gross revenues of that entity (Sovereign’s automatic matching of charitable contributions will not be included in the amount of charitable contributions for this purpose).

EXHIBIT INDEX
31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1