Form 10-Q
period 2006-03-31
SOVEREIGN BANCORP INC
filed 2006-05-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _________________to____________________.
Commission File Number: 001-16581
SOVEREIGN BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania	19102
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act): Large accelerated filer ☑Accelerated filer ☐Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock (no par value)	359,120,429 shares

FORWARD LOOKING STATEMENTS
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2005 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

FORWARD LOOKING STATEMENTS
(continued)
•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	anticipated acquisitions and related financing transactions may not close on the expected closing date or it may not close at all;

•	the conditions to closing anticipated acquisitions, including stockholder and regulatory approvals, may not be satisfied;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired companies up to the same level of operating effectiveness as Sovereign’s internal control structure. Sovereign’s inability to address these risks could negatively affect Sovereign’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$997,447	$1,131,936
Investment securities:
Available-for-sale	7,063,492	7,258,402
Held-to-maturity	4,936,066	4,647,627
Other investments	670,353	651,299
Loans (including loans held for sale of $504,803 and $311,578 at March 31, 2006 and December 31, 2005, respectively)	45,164,413	43,803,847
Allowance for loan losses	(421,860)	(419,599)

Net loans	44,742,553	43,384,248

Premises and equipment	408,119	412,017
Accrued interest receivable	275,343	286,300
Goodwill	2,715,217	2,716,826
Core deposit intangibles, net of accumulated amortization of $536,599 and $519,380 at March 31, 2006 and December 31, 2005, respectively	196,756	213,975
Bank owned life insurance	1,027,403	1,018,125
Other assets	2,027,191	1,957,971

TOTAL ASSETS	$65,059,940	$63,678,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$38,820,147	$37,977,706
Borrowings and other debt obligations	19,216,159	18,720,897
Advance payments by borrowers for taxes and insurance	60,392	49,313
Other liabilities	857,269	914,451

TOTAL LIABILITIES	58,953,967	57,662,367

Minority interests	206,141	205,660

STOCKHOLDERS’ EQUITY
Common stock; no par value; 800,000,000 shares authorized; 382,764,597 shares issued at March 31, 2006 and 382,582,202 shares issued at December 31, 2005	3,657,038	3,657,543
Warrants and employee stock options issued	335,717	337,346
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 2,957,285 shares at March 31, 2006 and December 31, 2005	(21,396)	(21,396)
Treasury stock at cost; 20,955,846 shares at March 31, 2006 and 21,606,549 shares at December 31, 2005	(466,328)	(478,734)
Accumulated other comprehensive loss	(211,760)	(170,798)
Retained earnings	2,606,561	2,486,738

TOTAL STOCKHOLDERS’ EQUITY	5,899,832	5,810,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,059,940	$63,678,726

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2006	2005
	(in thousands, except, per share data
INTEREST INCOME:
Interest-earning deposits	$2,116	$2,233
Investment securities:
Available-for-sale	90,095	90,995
Held-to-maturity	53,553	45,119
Interest on loans	688,166	527,988
Other	5,603	3,889

TOTAL INTEREST INCOME	839,533	670,224

INTEREST EXPENSE:
Deposits and customer accounts	231,837	114,178
Borrowings and other debt obligations	203,738	148,700

TOTAL INTEREST EXPENSE	435,575	262,878

NET INTEREST INCOME	403,958	407,346
Provision for credit losses	29,000	22,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	374,958	385,346

NON-INTEREST INCOME:
Consumer banking fees	60,798	60,349
Commercial banking fees	39,016	30,323
Mortgage banking revenues	12,992	11,655
Capital markets revenue	3,889	4,686
Bank owned life insurance	11,327	10,903
Miscellaneous income	6,319	6,351

TOTAL FEES AND OTHER INCOME	134,341	124,267
Net gain on investment securities	—	7,979

TOTAL NON-INTEREST INCOME	134,341	132,246

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	143,778	125,125
Occupancy and equipment expenses	64,193	62,870
Technology expense	21,566	18,668
Outside services	14,755	14,648
Marketing expense	10,222	11,047
Other administrative expenses	25,465	24,756

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	279,979	257,114

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2006	2005
	(in thousands, except, per share data)
OTHER EXPENSES:
Amortization of core deposit intangibles	$17,219	$18,956
Other minority interest expense	5,992	5,668
Merger-related and integration charges (reversal)	(2,798)	23,191
Equity method investments	10,042	10,770
Proxy and related professional fees	14,337	—
Lease and contract termination charge	—	5,204

TOTAL OTHER EXPENSES	44,792	63,789

INCOME BEFORE INCOME TAXES	184,528	196,689
Income tax provision	43,130	50,538

NET INCOME	$141,398	$146,151

EARNINGS PER SHARE:
Basic	$0.39	$0.40

Diluted	$0.38	$0.38

DIVIDENDS DECLARED PER COMMON SHARE	$.060	$.030

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006
(unaudited)
(in thousands)

				Unallocated
	Common			Common		Accumulated		Total
	Shares		Warrants	Stock		Other		Stock-
	Out-	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	standing	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2005	358,018	$3,657,543	$337,346	$(21,396)	$(478,734)	$(170,798)	$2,486,738	$5,810,699

Comprehensive income:
Net income	—	—	—	—	—	—	141,398	141,398
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(59,587)	—	(59,587)
Cash flow hedge derivative financial instruments	—	—	—	—	—	18,625	—	18,625

Total comprehensive income								100,436

Stock issued in connection with employee benefit and incentive compensation plans	1,069	(505)	(2,856)	—	17,432	—	—	14,071
Employee stock options earned	—	—	1,227	—	—	—	—	1,227
Dividends paid on common stock	—	—	—	—	—	—	(21,575)	(21,575)
Stock repurchased	(236)	—	—	—	(5,026)	—	—	(5,026)

Balance, March 31, 2006	358,851	$3,657,038	$335,717	$(21,396)	$(466,328)	$(211,760)	$2,606,561	$5,899,832

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three-Month Period
	Ended March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,398	$146,151
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for credit losses	29,000	22,000
Depreciation and amortization	40,397	41,446
Net amortization/accretion of investment securities and loan premiums and discounts	27,415	15,624
Net gain on sale of loans	(9,504)	(6,631)
Net gain on investment securities	—	(7,979)
Net (gain) loss on real estate owned and premises and equipment	972	(660)
Stock-based compensation	7,316	10,897
Origination and purchases of loans held for sale, net of repayments	(506,927)	(306,411)
Proceeds from sales of loans held for sale	313,638	299,661
Net change in:
Accrued interest receivable	10,957	(32,837)
Other assets and bank owned life insurance	(34,948)	118,632
Other liabilities	(54,679)	108,515

Net cash provided by operating activities	(34,965)	408,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available for sale investment securities	17,055	445,237
Proceeds from repayments and maturities of investment securities:
Available-for-sale	175,903	328,877
Held-to-maturity	93,604	121,662
Net change in FHLB stock	(103,237)	2,199
Purchases of available-for-sale investment securities	(9,308)	(578,025)
Purchases of held-to-maturity investment securities	(380,662)	—
Proceeds from sales of loans	2,267,839	648,100
Purchase of loans	(2,687,847)	(1,389,605)
Net change in loans other than purchases and sales	(791,159)	(367,904)
Proceeds from sales of premises and equipment	1,558	7,685
Purchases of premises and equipment	(15,779)	(20,741)
Proceeds from sales of real estate owned	1,019	3,133
Net cash received from business combinations	—	324,203

Net cash used in investing activities	(1,431,014)	(475,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase/(decrease) in deposits and other customer accounts	843,146	1,194,584
Net increase/(decrease) in borrowings	494,614	(1,454,010)
Proceeds from senior notes and credit facility	—	250,000
Repayments of borrowings and other debt obligations	—	(50,000)
Net increase in advance payments by borrowers for taxes and insurance	11,079	1,954
Cash dividends paid to stockholders	(21,575)	(10,400)
Proceeds from issuance of common stock	3,766	8,253
Treasury stock repurchases, net of proceeds	460	(52,858)

Net cash provided by financing activities	1,331,490	(112,477)

Net change in cash and cash equivalents	(134,489)	(179,248)
Cash and cash equivalents at beginning of period	1,131,936	1,160,922

Cash and cash equivalents at end of period	$997,447	$981,674

	Three-Month Period
	Ended March 31,
	2006	2005
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$815	$464
Interest paid	$420,821	$254,698
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
     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the Company’s latest annual report on Form 10-K.
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
     In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, Sovereign reclassified prepayment fees and late fees on loans from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.
(2) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method and the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance is calculated under the if-converted method for diluted earnings per share purposes.
     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period
	Ended March 31,
	2006	2005
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$141,398	$146,151
Contingently convertible trust preferred interest expense, net of tax	6,327	6,394

Net Income for diluted EPS	$147,725	$152,545

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	358,930	368,860
Dilutive effect of:
Warrants	26,111	26,082
Stock options	5,784	6,397

Weighted average diluted shares	390,825	401,339

EARNINGS PER SHARE:
Basic	$0.39	$0.40
Diluted	$0.38	$0.38

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$44,769	$—	$682	$44,087
Debentures of FHLB, FNMA, and FHLMC	182,404	1,373	3,268	180,509
Corporate debt and asset-backed securities	102,690	21	—	102,711
Equity securities (1)	962,512	1,454	37,296	926,670
State and municipal securities	4,333	9	5	4,337
Mortgage-backed securities:
U.S. government agencies	1,106,000	495	39,560	1,066,935
FHLMC and FNMA debt securities	2,021,734	1,259	86,415	1,936,578
Non-agency securities	2,892,640	58	91,033	2,801,665

Total investment securities available-for-sale	$7,317,082	$4,669	$258,259	$7,063,492

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$48,507	$—	$764	$47,743
Debentures of FHLB, FNMA and FHLMC	182,809	2,098	2,970	181,937
Corporate debt and asset-backed securities	105,810	36	—	105,846
Equity securities (1)	967,515	1,231	13,595	955,151
State and municipal securities	4,758	11	301	4,468
Mortgage-backed securities:
U.S. government agencies	1,153,497	705	31,332	1,122,870
FHLMC and FNMA debt securities	2,094,665	1,751	59,626	2,036,790
Non-agency securities	2,860,278	1,396	58,077	2,803,597

Total investment securities available-for-sale	$7,417,839	$7,228	$166,665	$7,258,402

(1) Equity securities consist principally of preferred stock of FHLMC and FNMA.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table presents the composition and fair value of investment securities held-to-maturity at the dates indicated (in thousands):

	March 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$7,208	$—	$169	$7,039
Corporate debt and asset-backed securities	103,675	6	2,912	100,769
State and municipal securities	2,132,262	18,114	35,640	2,114,736
Mortgage-backed securities:
U.S. government agencies	95,424	—	4,610	90,814
FHLMC and FNMA debt securities	2,019,891	2,125	106,940	1,915,076
Non-agency securities	577,606	232	22,915	554,923

Total investment securities held-to-maturity	$4,936,066	$20,477	$173,186	$4,783,357

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$7,241	$—	$147	$7,094
Corporate debt and asset-backed securities	103,954	6	895	103,065
State and municipal securities	1,752,739	23,515	17,167	1,759,087
Mortgage-backed securities:
U.S. government agencies	99,640	—	2,864	96,776
FHLMC and FNMA debt securities	1,940,582	3,505	74,988	1,869,099
Non-agency securities	743,471	29	17,224	726,276

Total investment securities held-to-maturity	$4,647,627	$27,055	$113,285	$4,561,397

     Investment securities available for sale and held to maturity with an estimated fair value of $8.0 billion and $8.4 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at March 31, 2006 and December 31, 2005, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the age of gross unrealized losses in Sovereign’s total investment portfolio (held to maturity and available for sale) as of March 31, 2006 and December 31, 2005 (in thousands):

	At March 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$20,295	$(327)	$30,830	$(524)	$51,125	$(851)
Debentures of FHLB, FNMA and FHLMC	55,891	(1,390)	103,863	(1,878)	159,754	(3,268)
Corporate debt and asset-backed securities	61,477	(2,912)	4	—	61,481	(2,912)
Equity securities	920,953	(37,296)	—	—	920,953	(37,296)
State and municipal securities	1,482,373	(35,645)	—	—	1,482,373	(35,645)
Mortgage-backed Securities:
U.S. government agencies	581,897	(23,662)	541,147	(20,508)	1,123,044	(44,170)
FHLMC and FNMA debt securities	672,628	(29,797)	2,883,855	(163,559)	3,556,483	(193,355)
Non-agency securities	1,255,093	(34,641)	1,789,629	(79,306)	3,044,722	(113,948)

Total investment securities available for sale and held to maturity	$5,050,607	$(165,670)	$5,349,328	$(265,775)	$10,399,935	$(431,445)

	At December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$25,937	$(368)	$28,899	$(543)	$54,836	$(911)
Debentures of FHLB, FNMA and FHLMC	150,671	(2,799)	9,835	(171)	160,506	(2,970)
Corporate debt and asset-backed securities	63,748	(895)	4	—	63,752	(895)
Equity securities	858,985	(13,595)	—	—	858,985	(13,595)
State and municipal securities	1,141,155	(17,468)	—	—	1,141,155	(17,468)
Mortgage-backed Securities:
U.S. government agencies	796,850	(22,276)	384,197	(11,920)	1,181,047	(34,196)
FHLMC and FNMA securities	1,180,024	(35,160)	2,490,404	(99,454)	3,670,428	(134,614)
Non-agency securities	1,462,615	(32,091)	1,359,094	(43,210)	2,821,709	(75,301)

Total investment securities available for sale and held to maturity	$5,679,985	$(124,652)	$4,272,433	$(155,298)	$9,952,418	$(279,950)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of March 31, 2006, management has concluded that the unrealized losses above on its debt securities (which totaled 401 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that ensure Sovereign will ultimately recover its cost). At March 31, 2006 and December 31, 2005 the unrealized losses greater than 12 months were primarily limited to mortgage backed securities. In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
     As of March 31, 2006, Sovereign held 9 securities totaling $907 million of perpetual preferred stock of FHLMC and FNMA which had an unrealized loss of $36.7 million. These losses are related to liquidity spreads due to negative events on the issuers of these securities as well as market interest rates. These securities have experienced changes in prices month-to-month based on movements in credit spreads and interest rates and as recently as February 28, 2006 these investment securities were in a net unrealized gain position of $1.7 million. We perform an analysis of the individual securities each quarter and evaluate the prospects of the issuers when considering whether an other than temporary impairment exists. As of March 31, 2006, each of the individual securities was investment grade and we believe that both the duration and severity of loss were not significant. Management expects that this volatility will continue and has concluded that the above unrealized losses are temporary in nature. However, if the severity or duration of the losses increase or if the securities become downgraded, we may be required to recognize an other than temporary impairment charge in future periods.
(4) OTHER INVESTMENTS
     Other investments of $670 million and $651 million at March 31, 2006 and December 31, 2005, respectively, represent Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) LOANS
     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate loans	$7,128,116	15.8%	$7,209,180	16.5%
Commercial and industrial loans	10,122,781	22.4	9,426,466	21.5

Total Commercial Loans	17,250,897	38.2	16,635,646	38.0

Residential mortgages	13,161,773	29.1	12,462,802	28.4
Home equity loans and lines of credit	9,892,235	21.9	9,793,124	22.4

Total consumer loans secured by real estate	23,054,008	51.0	22,255,926	50.8

Auto loans	4,400,980	9.8	4,434,021	10.1
Other	458,528	1.0	478,254	1.1

Total Consumer Loans	27,913,516	61.8	27,168,201	62.0

Total Loans (1)	$45,164,413	100.0%	$43,803,847	100.0%

Total Loans with:
Fixed rate	$26,924,714	59.6%	$26,141,411	59.7%
Variable rate	18,239,699	40.4	17,662,436	40.3

Total Loans (1)	$45,164,413	100.0%	$43,803,847	100.0%

(1)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $267.3 million and $312.8 million at March 31, 2006 and December 31, 2005, respectively. Loans pledged as collateral totaled $17.5 billion and $15.8 billion at March 31, 2006 and December 31, 2005, respectively.
Sovereign had gains on the sales of mortgage loans for the three-month period ended March 31, 2006 of $9.8 million compared with gains of $6.4 million for the corresponding period in the prior year. These gains were recorded in mortgage banking revenues.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) LOANS (continued)
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2005.

Related party loans at December 31, 2005	$58,014
Loan fundings	21,874
Loan repayments	(217)

Related party loan balance at March 31, 2006	79,671

     Related party loans at March 31, 2006 included commercial loans to affiliated businesses of directors of Sovereign Bank totaling $63.8 million compared with $42.1 million at December 31, 2005. Related party loans also included commercial loans to affiliated businesses of directors of Sovereign Bancorp totaling $11.6 million at March 31, 2006 compared with $11.8 million at December 31, 2005.
     Related party loans at March 31, 2006 and December 31, 2005 also included consumer loans secured by residential real estate of $4.3 million and $4.1 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $27.4 million and $47.8 million at March 31, 2006 and December 31, 2005, respectively. The majority of these amounts ($24.4 million and $43.9 million at March 31, 2006 and December 31, 2005) are on undrawn commercial lines of credit for affiliated businesses of individuals who are solely Directors of Sovereign Bank.
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	March 31, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$5,165,140	13%	—%	$5,331,659	14%	—%
NOW accounts	9,110,005	23	2.30	8,844,875	23	2.07
Customer repurchase agreements	1,086,010	3	4.19	1,012,574	3	3.71
Savings accounts	3,397,183	9	0.78	3,460,292	9	0.79
Money market accounts	8,384,317	22	2.68	7,989,846	21	2.21
Certificates of deposit	11,677,492	30	4.12	11,338,460	30	3.79

Total Deposits	$38,820,147	100%	2.55%	$37,977,706	100%	2.25%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2006		December 31, 2005
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$34,285	2.00%	$189,112	4.19%
Fed funds purchased	335,100	4.89	819,000	4.14
FHLB advances	14,440,048	4.05	13,295,493	4.46
Asset-backed floating rate notes and secured financings	1,971,000	3.04	1,971,000	2.50
Subordinated notes	760,669	5.63	772,063	5.27
Holding company borrowings and other debt obligations:
Senior secured credit facility	—	—	—	—
Senior notes	798,107	5.01	797,916	4.76
Junior subordinated debentures due to Capital Trust Entities	876,950	8.11	876,313	8.09

Total borrowing and other debt obligations	$19,216,159	4.24%	$18,720,897	4.45%

During the first quarter Sovereign executed a series of callable advances totaling $2.7 billion with the FHLB. These advances provide favorable variable funding (currently at 2.14%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps and floors. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non call period.
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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the quarter ended March 31, 2006 and 2005, hedge ineffectiveness of $0.2 million was recorded in earnings associated with fair value hedges.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the three-months ended March 31, 2006 and 2005, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three-months ended March 31, 2006 or 2005 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of March 31, 2006, Sovereign expects approximately $1.2 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
     Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS No. 133 hedge relationships.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at March 31, 2006 and December 31, 2005 (dollars in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,055,000	$—	$72,523	4.22%	5.08%	3.7
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	3,650,000	43,206	558	4.66%	4.17%	1.8

Total derivatives used in SFAS 133 hedging relationships	$5,705,000	$43,206	$73,081	4.51%	4.50%	2.5

December 31, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,440,000	$—	$52,885	4.05%	4.54%	3.4
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	3,650,000	21,295	2,730	4.38%	4.17%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,090,000	$21,295	$55,615	4.25%	4.32%	2.5

Summary information regarding other derivative activities at March 31, 2006 and December 31, 2005 follows (in thousands):

	March 31,	December 31,
	2006	2005
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$1,484	$(538)
Interest rate lock commitments	15	475

Total mortgage banking risk management	1,499	(63)

Swaps receive fixed	(36,979)	(4,955)
Swaps pay fixed	60,890	27,919

Net Customer related interest rate swaps	23,911	22,964

Precious metals forward sale commitments	(51,580)	(47,982)
Precious metals forward settlement arrangements	50,275	46,430
Foreign exchange	798	740

Total activity	$24,903	$22,089

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the three-months ended March 31, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Three-months Ended
Derivative Activity	March 31, 2006	March 31, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $35.5 million and $37.0 million, respectively, and an increase to other liabilities of $72.5 million.	Resulted in a decrease of net interest income of $4.7 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $43.2 million, $0.6 million and $27.7 million, respectively, and decrease to deferred taxes of $14.9 million.	Resulted in a decrease in net interest income of $0.9 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $1.5 million.	Increase to mortgage banking revenues of $2.0 million.

Interest rate lock commitments	Decrease to mortgage loans of $15 thousand.	Decrease to mortgage banking revenues of $0.5 million.

Net Customer Related Swaps	Increase to other assets of $23.9 million.	Increase in capital markets revenue of $0.8 million.

Forward commitments and forward settlement arrangements on precious metals	Decrease to other assets of $1.3 million	Decrease to commercial banking fees of $3.6 million.

Foreign exchange	Increase to other assets of $0.8 million.	Increase to commercial banking revenues of $0.1 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2005 and for the three-months ended March 31, 2005:

	Balance Sheet Effect at	Income Statement Effect For The Three
Derivative Activity	December 31, 2005	Months Ended March 31, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $24.0 million and $28.9 million, respectively, and an increase to other liabilities of $52.9 million.	Resulted in an increase of net interest income of $5.7 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.3 million, $2.7 million, and $12.1 million, respectively and a decrease to deferred taxes of $6.5 million	Resulted in a decrease in net interest income of $8.1 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $0.5 million.	Increase to mortgage banking revenues of $2.4 million.

Interest rate lock commitments	Increase to mortgage loans of $0.5 million.	Decrease to mortgage banking revenues of $0.2 million.

Net Customer Related Swaps	Increase to other assets of $23.0 million.	Decrease in capital markets revenue of $0.2 million.

Forward commitments and forward settlement arrangements on precious metals	Decrease to other assets of $1.6 million	Increase to commercial banking fees of $15.1 million.

Foreign Exchange	Increase to other assets of $0.7 million.	Increase to commercial banking revenues of $0.1 million.
     Net interest income resulting from interest rate exchange agreements included $52.6 million of income and $58.1 million of expense for the three-month period ended March 31, 2006 compared with $24.6 million of income and $26.9 million of expense for the corresponding period in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $2.5 million for the three-months ended March 31, 2006, compared with $0.7 million for the three-months ended March 31, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(9) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period
	Ended March 31,
	2006	2005
Net income	$141,398	$146,151
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	15,575	10,363
Change in unrealized gains on investment securities available-for-sale, net of tax	(59,587)	(69,368)
Less reclassification adjustment, net of tax:
Derivative instruments	(3,050)	(2,971)
Investments available-for-sale	—	5,186

Comprehensive income	$100,436	$84,931

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $190.9 million and net accumulated losses on derivatives of $20.9 million at March 31, 2006 and net unrealized losses on securities of $131.3 million and net accumulated losses on derivatives of $39.5 million at December 31, 2005.
(10) CORE DEPOSIT INTANGIBLE ASSETS
     Core deposit intangibles, net of amortization, at March 31, 2006 was $196.8 million compared to $214.0 million at December 31, 2005, with the difference entirely due to amortization expense of $17.2 million for the three-month period ended March 31, 2006.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2006	$65,765	$17,219	$48,546
2007	57,313	—	57,313
2008	42,204	—	42,204
2009	20,399	—	20,399
2010	12,995	—	12,995

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION
     The following tables present certain information regarding the Company’s segments (in thousands):

For the three-month period ended	Mid-Atlantic	New England	Shared	Shared
March 31, 2006	Banking Division	Banking Division	Services Consumer	Services Commercial	Other	Total

Net interest income (expense)	$140,901	$163,685	$87,915	$54,267	$(42,810)	$403,958
Fees and other income	32,797	40,535	16,363	30,529	14,117	134,341
Provision for loan losses	3,288	3,447	19,174	3,091	—	29,000
General and administrative expenses	96,995	109,164	37,683	26,978	9,159	279,979
Depreciation/Amortization	3,623	4,141	7,145	1,210	24,278	40,397
Income (loss) before income taxes	73,415	91,609	42,966	54,727	(78,189)	184,528
Intersegment revenues (expense) (1)	122,105	158,872	(243,751)	(110,697)	73,471	—
Total Average Assets	$6,185,175	$5,526,470	$23,963,481	$10,655,357	$17,709,110	$64,039,593

For the three-month period ended	Mid-Atlantic	New England	Shared	Shared
March 31, 2005	Banking Division	Banking Division	Services Consumer	Services Commercial	Other	Total

Net interest income (expense)	$138,826	$157,277	$90,614	$53,951	$(33,322)	$407,346
Fees and other income	29,924	38,002	21,203	22,823	12,315	124,267
Provision for loan losses	6,032	1,870	12,739	1,359	—	22,000
General and administrative expenses	89,362	100,650	38,474	24,436	4,192	257,114
Depreciation/Amortization	3,455	4,369	3,508	729	29,385	41,446
Income (loss) before income taxes	73,461	92,760	53,494	50,979	(74,005)	196,689
Intersegment revenues (expense) (1)	101,080	139,770	(177,343)	(56,880)	(6,627)	—
Total Average Assets	$6,442,172	$5,469,541	$20,049,632	$8,747,529	$16,850,428	$57,559,302
(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material impact on Sovereign’s results of operations or financial position. See Note 17 for additional details.
     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections”. This statement requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impractical. Previously, most voluntary changes in accounting principle were recognized by recording the cumulative effect in net income in the period of change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and its adoption did not have a material impact on Sovereign’s results of operations or financial position.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”. This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative instrument. This statement will be effective for Sovereign for all financial instruments acquired or issued after January 1, 2007 although early adoption is permitted. Sovereign adopted this pronouncement on January 1, 2006 which did not have any impact on our results of operations or financial position.
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits an entity (for each class of separately recognized servicing assets and servicing liabilities) to either continue to amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. In addition, the statement clarifies when a servicer should separately recognize servicing assets and servicing liabilities, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities elected to be subsequently measured at fair value. Finally, the statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of the financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sovereign will adopt this Statement on January 1, 2007 and is evaluating the impact of this pronouncement on its financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) MERGER RELATED AND INTEGRATION CHARGES
     The following is a summary of amounts charged to earnings and the status of reserves related to business combinations (in thousands):

	First Essex	Seacoast	Waypoint
	acquisition	Acquisition	acquisition	Total
Reserve balance at December 31, 2005	$9,839	$12,748	$10,335	$32,922
Payments	(837)	(932)	(998)	(2,767)
Changes in estimates (1)	—	(1,606)	(1,029)	(2,635)

Reserve balance as of March 31, 2006	$9,002	$10,210	$8,308	$27,520

	For the three-month
	period ended March 31,
	2006	2005
Merger related and integration charges (reversals)(1)	$(2,798)	$23,191
(1) Sovereign recorded merger and integration reversals in the first quarter due to favorable conversion costs and other merger-related items being lower than amounts initially estimated. In addition to the Seacoast and Waypoint reversals above, Sovereign recorded a reversal of $0.2 million related to an acquisition that the Company acquired in 2002.
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS
     As described more fully in our annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at March 31, 2006 and December 31, 2005, and the net credit losses for the three-month period ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	March 31, 2006			December 31, 2005
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$13,264,878	$54,488	$160	$12,575,319	$55,941	$932
Home Equity Loans and lines of credit	10,051,156	90,498	12,000	9,966,031	102,112	22,253
Automotive Floor Plan Loans	1,468,856	—	—	1,468,176	832	—

Total Owned and Securitized	$24,784,890	$144,986	$12,160	$24,009,526	$158,885	$23,185

Less:
Securitized Mortgage Loans	$103,105	1,411	1	$112,517	$1,737	$154
Securitized Home Equity Loans	158,921	18,974	1,346	172,907	20,635	5,989
Securitized Automotive Floor Plan Loans	1,021,698	—	—	1,021,698	—	—

Total Securitized Loans	$1,283,724	20,385	1,347	$1,307,122	$22,372	$6,143

Net Loans	$23,501,166	124,601	10,813	$22,702,404	$136,513	$17,042

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
     At March 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home	Auto
	Mortgage	Equity	Floor Plan
	Loans	Loans	Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued Interest Receivable	$—	$—	$6,916	$6,916
Subordinated interest retained	27,271	—	52,655	79,926
Servicing rights	1,288	440	—	1,728
Interest only strips	—	8,335	3,080	11,415
Cash reserve	—	—	7,954	7,954

Total Retained Interests and Servicing Rights	$28,559	$8,775	$70,605	$107,939

Weighted-average life (in yrs)	0.95	1.59	0.35
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of December 31, 2005	40%	23%	45%
As of March 31, 2006	40%	22%	45%
Impact on fair value of 10% adverse change	$(84)	$(68)	$(84)
Impact on fair value of 20% adverse change	$(253)	$(146)	$(139)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2005	0.12%	1.74%	0.25%
As of March 31, 2006	0.12%	1.67%	0.25%
Impact on fair value of 10% adverse change	$(10)	$(237)	$(47)
Impact on fair value of 20% adverse change	$(21)	$(450)	$(94)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%
As of December 31, 2005	9%	12%	8%
As of March 31, 2006	9%	12%	8%
Impact on fair value of 10% adverse change	$(15)	$(164)	$(111)
Impact on fair value of 20% adverse change	$(29)	$(324)	$(222)
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) PROXY AND RELATED PROFESSIONAL FEES
     Sovereign incurred $14.3 million of proxy and professional fees in the first quarter. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational matter that was discussed in Item 3 and Note 19 on our Form 10-K filed on March 16, 2006.
     On March 22, 2006, Sovereign Bancorp, Inc. reached an agreement with Relational Investors LLC (“Relational”) in connection with the settlement of a pending proxy contest in connection with Sovereign’s 2006 annual meeting of shareholders and related litigation, and Sovereign’s pending transactions with Banco Santander Central Hispano, S.A. and Independence Community Bank Corp, Inc. A copy of the settlement agreement was filed as Exhibit 10.1 to Sovereign’s Form 8-K filed on March 24, 2006.
(16) RECENT EVENTS
     On April 24, 2006, Sovereign announced, subject to receiving all required regulatory approvals, that it expects to close its pending acquisition of Independence Community Bank Corp. (“Independence”) for approximately $3.6 billion and the $2.4 billion placement of common stock to Banco Santander Central Hispano, S.A. (“Santander”) under their previously announced Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”) on or before June 1, 2006. The proceeds of the investment will be used to acquire the common stock of Independence.
     On May 1, 2006, Sovereign issued and sold, in a registered offering, 8,000,000 of its depositary shares, each representing a 1/1000th ownership interest in a share of Sovereign’s Series C Non-Cumulative Perpetual Preferred Stock (Preferred Stock), for approximately $200 million. Sovereign intends to use the proceeds from the issuance and sale of its depositary shares to finance a portion of the purchase price for Independence. In addition to the $200 million of Preferred Stock, Sovereign will be issuing approximately $600 million of trust preferred obligations and will utilize approximately $400 million of available cash to fund the remaining Independence purchase price.
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
     As of December 31, 2005, Independence had approximately $19.1 billion in assets, $12.2 billion in net loans, $3.6 billion in investments, $10.9 billion in deposits, $5.6 billion of borrowings and other debt obligations and $2.3 billion of stockholders’ equity. Independence is headquartered in Brooklyn, New York, with 125 branches located in the greater New York City metropolitan area, which includes the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Management expects that this acquisition will fortify our presence as a leading banking company in the Northeast by connecting our Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
     A more detailed summary description of the Investment Agreement and the Sovereign/Independence merger agreement are set forth in Sovereign’s Current Report on Form 8-K filed with the SEC on October 27, 2005, which Form 8-K includes the full text of both the Investment Agreement and the Sovereign/Independence merger agreement as Exhibits 10.1 and 10.2, respectively.
     Sovereign announced that its previously announced 5% stock dividend, which was scheduled to be distributed on May 22, 2006 to shareholders of record on May 1, 2006 was postponed by one month. The newly issued shares will be issued in book form with cash paid in lieu of fractional shares. All share and per share amounts will reflect the effect of this stock dividend on the record date of June 1, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(17) STOCK BENEFIT PLANS
Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience. Effective January 1, 2006, Sovereign adopted SFAS 123R which did not have a material impact on Sovereign’s financial statements.
For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and SFAS 123R, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2006	2005	2004
Expected volatility	.273 – .276	.280 – .293	.296 – .317
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$20.98–21.91	$20.37–24.10	$20.37–$22.72
Exercise price	$20.98–21.91	$20.37–24.10	$20.37–$22.72
Weighted average exercise price	$20.98	$23.22	$22.56
Weighted average fair value	$6.70	$7.90	$8.01
Expected dividend yield	1.15% – 1.46%	0.53% – 1.11%	.45% – .55%
Risk-free interest rate	4.63% – 4.98%	3.91% – 4.45%	2.80% – 4.23%
Vesting period in years	5	5	5
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
The following table summarizes Sovereign’s stock options outstanding at March 31, 2006:

	OPTIONS OUTSTANDING
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at December 31, 2005	14,134,104	$12.33
Granted	896,372	20.98
Exercised	(506,923)	10.26
Expired	(12,086)	13.07
Forfeited	(87,133)	17.02

Outstanding at March 31, 2006	14,424,334	12.92	5.64
Exercisable at March 31, 2006	9,303,806	10.59	4.43
The total intrinsic value of options outstanding and exercisable at March 31, 2006, totaled $131.3 million and $105.3 million, respectively. The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 was $6.70. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $5.7 million. Sovereign recognized pre-tax compensation expense associated with stock options of $1.2 million for the three-month period ended March 31, 2006 and 2005, respectively.
Cash received from option exercises for all share-based payment arrangements for the quarter ended March 31, 2006 was $5.2 million. At March 31, 2006, Sovereign had $16.9 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 3.5 years.
Subsequent to September 2005, Sovereign issued approximately 1,000,000 of treasury shares at a weighted average cost of $22.10 to satisfy option exercises. Prior to September 2005, Sovereign had a practice of issuing new authorized shares to satisfy option exercises and, as such, did not repurchase shares on the open market to fund them.
The table below summarizes the changes in Sovereign’s unvested restricted stock during the past year.

Unvested restricted stock	Shares (In thousands)	Weighted average grant date fair value
Total non-vested restricted stock at December 31, 2005	2,058,533	$22.53
Restricted stock granted in 2006	1,420,324	20.99
Vested restricted stock in 2006	(353,860)	19.49
Non-vested shares forfeited in 2006	(186,987)	23.39

Total non-vested restricted stock at March 31, 2006	2,938,010	22.09

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with this plan of $3.1 million and $4.4 million was recorded during the three-month period ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was $46.7 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.3 years. The weighted average grant date fair value of restricted stock granted in 2006 and 2005 was $20.99 per share and $23.44 per share, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
EXECUTIVE SUMMARY
     Sovereign is a $65 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.
     We are one of the 20 largest banking institutions in the United States as measured by total assets. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; a stable, low cost core deposit base; diversified loan portfolio and products; a strong service culture and the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included return on assets and loan yields being lower than certain of our peers. Additionally, we do not possess desired market share in some of our geographic micro-markets.
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
     To strengthen our position in certain micro-markets, we continue to investigate strategic acquisitions. On January 21, 2005, we completed the acquisition of Waypoint Financial Corp. (“Waypoint”). On October 24, 2005, Sovereign entered into a definitive agreement to purchase Independence Community Bank Corp. (“Independence”) a $19.1 billion financial institution that we expect will fortify our presence in the Northeast and strengthen our franchise value. The majority of the proceeds to finance this acquisition will be received from an equity investment that Banco Santander Central Hispano, S. A. (“Santander”) will make in Sovereign common stock. We anticipate closing this transaction on or before June 1, 2006. See Note 16 for further details. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.
     Although first quarter results were challenged by the current interest rate environment, Sovereign completed a number of important transactions during the quarter which we believe will strengthen Sovereign’s franchise. In the first quarter we announced that we will be putting Sovereign’s brand on nearly 1,300 ATM machines in CVS Pharmacy locations in the Northeast. This will more than double the number of our branded ATM locations and provide greater convenience for our customers and help gain greater penetration among the student segment. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP will provide approximately 200 dedicated reps throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customers.
     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign recently announced the acquisition of Independence will occur on or before June 1, 2006. We believe this acquisition will strengthen our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a slightly liability sensitive interest rate risk position. The impact of the flattening of the yield curve that has been experienced in 2005 and the first quarter of 2006 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. In the first quarter of 2005, the average interest rate spread between the 2-year Treasury note and the 10-year note was 85 basis points which compressed to negative 3 basis points in the first quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. We would expect to benefit from any substantial sustained increase in long-term interest rates if this occurs, and if we continue to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced stable to positive trends in certain key credit quality performance indicators over the past several quarters. In addition to our credit risk mitigation programs, the improvement is due, in part, to the economic conditions in our geographic footprint. We believe the credit risk within our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. While credit quality metrics have remained strong recently, these metrics are at historical lows and as a result Sovereign does not expect this type of credit performance to continue indefinitely in future periods.
RESULTS OF OPERATIONS
General
     Net income was $141.4 million, or $0.38 per diluted share for the three-month period ended March 31, 2006 as compared to $146.2 million, or $0.38 per diluted share for the three-month period ended March 31, 2005.
Sovereign recorded proxy and related professional fees of $14.3 million pretax for the three-month period ended March 31, 2006 ($9.3 million net of tax, or $0.02 per diluted share). However, due to the recent settlement with Relational, Sovereign does not expect any significant costs related to this matter in future periods. See Note 15 for additional discussion.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2006 AND 2005
(in thousands)

	2006			2005
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,715,041	$168,049	5.29%	$12,128,935	$153,197	5.06%
LOANS:
Commercial loans	16,884,583	290,843	6.98%	14,870,517	207,098	5.64%
Consumer loans
Residential mortgages	12,777,623	176,652	5.53%	9,167,485	122,953	5.37%
Home equity loans and lines of credit	9,673,570	151,660	6.32%	10,002,411	134,955	5.45%

Total consumer loans secured by real estate	22,451,193	328,312	5.87%	19,169,896	257,908	5.41%

Auto loans	4,409,850	61,383	5.65%	4,305,100	54,935	5.18%
Other	476,946	9,185	7.81%	578,520	10,247	7.18%

Total consumer	27,337,989	398,880	5.87%	24,053,516	323,090	5.41%

Total loans (1)	44,222,572	689,723	6.29%	38,924,033	530,188	5.50%
Allowance for loan losses	(419,386)	—	—	(416,637)	—	—

						—
NET LOANS	43,803,186	689,723	6.35%	38,507,396	530,188	5.56%

TOTAL EARNING ASSETS	56,518,227	857,772	6.11%	50,636,331	683,385	5.44%
Other assets	7,521,366	—	—	6,922,971	—	—

						—
TOTAL ASSETS	$64,039,593	$857,772	5.40%	$57,559,302	$683,385	4.78%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$21,753,021	$118,863	2.22%	$20,967,468	$61,089	1.18%
Time deposits	11,597,261	112,974	3.95%	8,659,080	53,089	2.49%

TOTAL DEPOSITS	33,350,282	231,837	2.82%	29,626,548	114,178	1.56%

BORROWED FUNDS:
FHLB advances	13,551,387	143,083	4.27%	10,910,131	104,938	3.89%
Fed funds and repurchase agreements	613,518	6,635	4.33%	1,441,246	9,538	2.66%
Other borrowings	4,415,349	54,020	4.93%	4,155,507	34,224	3.32%

TOTAL BORROWED FUNDS	18,580,254	203,738	4.43%	16,506,884	148,700	3.64%

TOTAL FUNDING LIABILITIES	51,930,536	435,575	3.39%	46,133,432	262,878	2.31%
Demand deposit accounts	5,086,989	—	—	5,162,704	—	—
Other liabilities	1,125,329	—	—	674,463	—	—

TOTAL LIABILITIES	58,142,854	435,575	3.03%	51,970,599	262,878	2.05%
STOCKHOLDERS’ EQUITY	5,896,739	—	—	5,588,703	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,039,593	435,575	2.75%	$57,559,302	262,878	1.85%

NET INTEREST INCOME		$422,197			$420,507

NET INTEREST SPREAD (1) (2)			2.72%			3.13%

NET INTEREST MARGIN (1) (3)			3.00%			3.34%

(1)	In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, Sovereign reclassified prepayment fees and late fees on loans from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.

(2)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(3)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     Net interest income for the three-month period ended March 31, 2006 was $404.0 million compared to $407.3 million for the same period in 2005. The decrease in net interest income for the three-month period ended March 31, 2006, compared to the corresponding period in the prior year, resulted from the flattening yield curve, which became inverted during the first quarter of 2006. As previously discussed the spread between the 2-year Treasury note and the 10-year note was 85 basis points in the first quarter of 2005 and compressed to negative 3 basis points in the first quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities.
     Net interest margin was 3.00% for the three-month period ended March 31, 2006 compared to 3.34% for the same period in 2005. Net interest margin has contracted from the comparable 2005 levels due to unfavorable mix changes in our deposit costs and the flattening yield curve which has typically led to replacement yields on new asset production being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest earning assets. Additionally, Sovereign has recently seen loan growth outpacing core deposit growth resulting in Sovereign placing additional reliance on borrowing obligations to fund asset growth.
     Interest on investment securities and interest earning deposits was $151.4 million for the three-month period ended March 31, 2006 compared to $142.2 million for the same period in 2005. The average balance of investment securities was $12.7 billion with an average tax equivalent yield of 5.29% for the three-month period ended March 31, 2006 compared to an average balance of $12.1 billion with an average yield of 5.06% for the same period in 2005. The increase in yield is primarily due to a rise in market interest rates.
     Interest on loans was $688.2 million for the three-month period ended March 31, 2006 compared to $528.0 million for the same period in 2005. The average balance of loans was $44.2 billion with an average yield of 6.29% for the three-month period ended March 31, 2006 compared to an average balance of $38.9 billion with an average yield of 5.50% for the same period in 2005. Average balances of commercial loans in 2006 increased $2.0 billion, as compared to 2005 primarily due to loan originations and the full quarter impact of loans acquired from Waypoint. Commercial loan yields have increased 134 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages increased $3.6 billion due to loan purchases and increased origination activity. Average home equity loans and lines of credit decreased $329 million due to loan sales of $503 million in September 2005 and $898 million of sales in December 2005. Approximately 17% of our home equity loans and lines are variable rate assets which has led to a 87 basis point increase in yields due to the rise in market interest.
     Interest on deposits and related customer accounts was $231.8 million for the three-month period ended March 31, 2006 compared to $114.2 million for the same period in 2005. The average balance of deposits was $33.4 billion with an average cost of 2.82% for the three-month period ended March 31, 2006 compared to an average balance of $29.6 billion with an average cost of 1.56% for the same period in 2005. The increase in the balance of deposits is due to increased time deposit growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year and resultant increases in customer deposit yields as well as changes in the mix of deposits to higher cost time deposits which have now become a more favorable funding alternative to shorter term borrowing obligations.
     Interest on borrowed funds was $203.7 million for the three-month period ended March 31, 2006 compared to $148.7 million for the same period in 2005. The average balance of borrowings was $18.6 billion with an average cost of 4.43% for the three-month period ended March 31, 2006 compared to an average balance of $16.5 billion with an average cost of 3.64% for the same period in 2005. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates.
     First quarter 2006 results benefited from Sovereign executing a series of callable advances totaling $2.7 billion with the FHLB. These advances provide favorable variable funding (currently at 2.14%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps and floors. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Provision for Loan Losses
     The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three-month period ended March 31, 2006 was $29 million compared to $22 million for the same period in 2005. The provision for loan losses for the three-months ended March 31, 2006 includes a higher level of provision versus 2005 due to higher charge-offs in the first quarter of 2006 primarily as a result of higher commercial loan charge-offs and increased charge-offs in our correspondent home equity loan portfolio. Net loan charge-offs for the three-months ended March 31, 2006 were $28.3 million compared to $19.6 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.26% for the three-months ended March 31, 2006 compared to 0.20% for the comparable period in the prior year. Non-performing assets were $200.5 million or 0.44% of total loans at March 31, 2006, compared to $205.6 million or 0.47% of total loans at December 31, 2005 and $186.9 million or 0.46% of total loans at March 31, 2005. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for possible credit losses for the periods indicated (in thousands):

	Three-month Period Ended
	March 31,
	2006	2005
Allowance for loan losses, beginning of period	$419,599	$391,003
Charge-offs:

Commercial	12,947	9,237
Consumer secured by real estate	12,143	3,001
Consumer not secured by real estate	20,023	18,487

Total Charge-offs	45,113	30,725

Recoveries:
Commercial	4,743	2,529
Consumer secured by real estate	1,330	1,127
Consumer not secured by real estate	10,742	7,481

Total Recoveries	16,815	11,137

Charge-offs, net of recoveries	28,298	19,588
Provision for loan losses (1)	30,559	23,498
Acquired allowance for loan losses from business acquisitions	—	26,533

Allowance for loan losses, end of period	$421,860	$421,446

Reserve for unfunded lending commitments, beginning of period	18,212	17,713
Provision for unfunded lending commitments (1)	(1,559)	(1,498)
Reserve for unfunded lending commitments, end of period	16,653	16,215

Total Allowance for credit losses	$438,513	$437,661

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-Interest Income
     Total non-interest income was $134.3 million for the three-month period ended March 31, 2006 compared to $132.2 million for the same period in 2005. Excluding securities gains, total fees and other income for the three-month period ended March 31, 2006 were $134.3 million as compared to $124.3 million for the same period in 2005. The majority of this increase was due to commercial banking fees which increased $8.7 million or 29% percent, reflecting the strong growth in the commercial loan portfolio.
     Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended March 31,
	2006	2005
Recoveries to mortgage servicing rights	$—	$3,954
Mortgage servicing fees	5,974	4,763
Amortization of mortgage servicing rights	(3,834)	(4,092)
Net gains under SFAS 133	1,090	653
Sales of mortgage loans, mortgage backed securities and home equity loans	9,762	6,377

Total mortgage banking revenues	$12,992	$11,655

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage loans, mortgage-backed securities, and home equity line of credit loans that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
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

	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004
CPR speed	11.75%	12.42%	14.30%	16.53%
Escrow credit spread	4.37%	4.16%	3.72%	3.92%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     At March 31, 2006, Sovereign serviced approximately $7.2 billion of mortgage loans for others and our net mortgage servicing asset was $90.6 million, compared to $7.2 billion of loans serviced for others and a net mortgage servicing asset of $91.1 million, at December 31, 2005.
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
     Bank owned life insurance income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in Bank Owned Life Insurance income is due to certain death benefits received by Sovereign for the three-month period ended March 31, 2006.
     There were no net gains on sales of investment securities for the three-month period ended March 31, 2006 compared to $8.0 million for the same period in 2005. We do not anticipate any significant security gains in 2006 due to the current interest rate environment.
General and Administrative Expenses
     General and administrative expenses for the three-month period ended March 31, 2006 were $280.0 million compared to $257.1 million for the same period in 2005. General and administrative expenses increased in 2006 primarily due to increased compensation and benefit costs associated with the hiring of additional team members and the full quarter impact of expenses associated with the Waypoint acquisition. Average full time equivalents during the first quarter of 2006 rose to 9,584 from 9,138 for the comparable prior year period.
Other Expenses
     Other expenses consist primarily of amortization of core deposit intangibles, minority interest expense, merger related and integration charges, equity method investment expense and proxy and related professional fees. Other expenses were $44.8 million for the three-month period ended March 31, 2006, compared to $63.8 million for the same period in 2005. The reasons for the variances are discussed below.
     Total merger-related and integration costs for the three months ended March 31, 2006 consisted of $2.8 million of reversals associated with previous acquisitions whose actual costs were lower than initially estimated. Merger-related and integration charges of $23.2 million related to the Waypoint acquisition were recorded in the three-month period ended March 31, 2005. See Note 13 for additional details.
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $28.4 million at March 31, 2006. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $6.7 million and $6.8 million for the three-month periods ended March 31, 2006 and 2005, respectively and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never been phased out. However, the recent volatility in oil prices has raised the possibility of a phase out in 2006 and 2007. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
     Also impacting other expenses were proxy and related professional fees of $14.3 million recorded in the three-month period ended March 31, 2006. Due to the recent settlement with Relational we do not anticipate any additional significant costs related to this matter. See Note 15 for further discussion related to this settlement.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Income Tax Provision
     The income tax provision was $43.1 million for the three-month period ended March 31, 2006, compared to $50.5 million for the same period in 2005. The effective tax rate for the three-month period ended March 31, 2006 was 23.4% compared to 25.7% for the same period in 2005. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2004. We anticipate that the IRS will complete this review in the second half of 2006. Sovereign believes that it has adequately provided for its tax liabilities, including the outcome of the IRS review. However, completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002-2004 could materially effect our income tax provision in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. Effective in the first quarter of 2006, the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is allocated to each business line based on a risk profile of their loan portfolio. Previously, this amount was recorded in the Other segment. Prior periods have been reclassified to conform to the current period presentation. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.
     The Mid-Atlantic Banking Division’s net interest income increased $2.1 million to $140.9 million for the three-month period ended March 31, 2006 compared to the corresponding period in the preceding year. The average balance of loans was $6.0 billion with an average yield of 6.90% for the three-months ended March 31, 2006 compared to an average balance of $6.1 billion with an average yield of 5.58% for the corresponding period in the preceding year. The average balance of deposits was $15.3 billion at a cost of 2.24% for the three-months ended March 31, 2006, compared to $14.7 billion at a cost of 1.32% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due to organic growth and to a lesser extent the full quarter impact of the Waypoint acquisition. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $2.9 million was due to loan and deposit fees that grew due to the increased balances of these items. The provision for loan losses decreased $2.7 million for the three-months ended March 31, 2006 due to lower charge-offs in the division’s loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $89.4 million for the three-months ended March 31, 2005, to $97.0 million for the corresponding periods in 2006. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise, including the full quarter effect of the Waypoint acquisition.
     The New England Banking Division’s net interest income increased $6.4 million to $163.7 million for the three-month period ended March 31, 2006 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to an increase in net interest margin of 10 basis points, as interest earning asset yields have increased at a faster rate than interest bearing liabilities. The average balance of loans was $5.3 billion with an average yield of 6.69% for the three-months ended March 31, 2006 compared to an average balance of $5.2 billion with an average yield of 5.62% for the corresponding period in the preceding year. The average balance of deposits was $17.5 billion at a cost of 1.92% for the three-months ended March 31, 2006, compared to $17.4 billion at a cost of 1.18% for the same period a year ago. The reason for the increase in the loan and deposit average balances is due to organic growth. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $2.5 million was due primarily from fees generated from higher loan and deposit balances. The provision for loan losses increased $1.6 million to $3.4 million for the three-month period ended March 31, 2006 due to increased charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $100.7 million for the three-months ended March 31, 2005, to $109.2 million for the three-months ended March 31, 2006. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise.
     The Shared Services Consumer segment net interest income decreased $2.7 million to $87.9 million for the three-month period ended March 31, 2006 compared to the corresponding period in the preceding year. The reason for the decline in net interest income for the three-month period ended March 31, 2006 was due to the margin compression experienced on our consumer loans compared with margins from a year earlier. The average balance and yield earned on loans by this segment for the three-month period ended March 31, 2006 was $23.4 billion and 5.67%, respectively, compared with $19.6 billion and 5.28% for the corresponding period in the prior year. The increase in loan balances was driven by strong residential loan originations and increased purchases of wholesale home equity loans. The provision for loan losses increased $6.4 million to $19.2 million at March 31, 2006 due primarily to higher charge-offs on our correspondent home equity loan business. Sovereign deemphasized these loan purchases in the latter half of 2005 and in the first quarter of 2006 decided to cease purchasing loans from this channel for the foreseeable future. As a result, Sovereign terminated certain employees that had previously supported this group and incurred a $1.4 million severance charge which was recorded in compensation and benefits within general and administrative expenses. General and administrative expenses (including allocated corporate and direct support costs) decreased slightly from $38.5 million for the three-months ended March 31, 2005, to $37.7 million for the three-months ended March 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The Shared Services Commercial segment net interest income increased $0.3 million to $54.3 million for the three-month period ended March 31, 2006 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to loan growth, partially offset by margin compression of 15 basis points. The average balance and yield earned on loans by this segment for the three-months ended March 31, 2006 was $9.5 billion and 6.86%, respectively, compared with $8.0 billion and 5.43% for the corresponding period in the prior year. The increase in fees and other income of $7.7 million was due to the increased level of loans. The provision for loan losses increased $1.7 million to $3.1 million for the three-months ended March 31, 2006 due to increased charge-offs. General and administrative expenses (including allocated corporate and direct support costs) were $27.0 million for the three-months ended March 31, 2006 compared with $24.4 million for the corresponding period in the prior year.
     The net loss before income taxes for Other increased $4.2 million to $78.2 million for the three-months ended March 31, 2006 compared to the corresponding period in the preceding year. Net interest income decreased $9.5 million to a net expense of $42.8 million for the three-months ended March 31, 2006 compared to the corresponding periods in the preceding year due primarily to a $2.1 billion increase in average borrowings. Average borrowings for the three-month period ended March 31, 2006 and 2005 was $18.6 billion and $16.5 billion, respectively, with an average cost of 4.43% and 3.64%. Average investments for the three-month period ended March 31, 2006 and 2005 was $12.7 billion and $12.1 billion respectively, at an average yield of 5.29% and 5.06%. The increase in cost is due to the rise in market interest rates between periods.
     The Other segment includes merger and integration reversals of $2.8 million for the three-months ended March 31, 2006 and charges of $23.2 million for the three-months ended March 31, 2005. The 2005 results also include a lease and contract termination charge of $5.2 million.
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 1 to the December 31, 2005 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, derivatives and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2005 Management’s Discussion and Analysis filed on Form 10-K.
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 12 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
FINANCIAL CONDITION
Loan Portfolio
     At March 31, 2006, commercial loans totaled $17.3 billion representing 38.2% of Sovereign’s loan portfolio, compared to $16.6 billion or 38.0% of the loan portfolio at December 31, 2005 and $15.4 billion or 38.1% of the loan portfolio at March 31, 2005. At March 31, 2006 and December 31, 2005, only 8% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2005 has primarily been driven by organic loan growth.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $9.9 billion and residential loans of $13.2 billion) totaled $23.1 billion at March 31, 2006, representing 51.0% of Sovereign’s loan portfolio, compared to $22.3 billion, or 50.8%, of the loan portfolio at December 31, 2005 and $20.1 billion or 49.8% of the loan portfolio at March 31, 2005. The increase in the consumer loan portfolio secured by real estate was driven by continued growth in our residential mortgage loan portfolio as a result of a decrease in the amount of residential mortgage loans sold in the secondary market in the first quarter of 2006 as a result of margin compression.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $4.4 billion and other consumer loans of $459 million) totaled $4.9 billion at March 31, 2006, representing 10.8% of Sovereign’s loan portfolio, compared to $4.9 billion, or 11.2%, of the loan portfolio at December 31, 2005 and $4.9 billion or 12.1% of the loan portfolio at March 31, 2005.
Non-Performing Assets
     At March 31, 2006, Sovereign’s non-performing assets decreased by $5.1 million to $200.5 million compared to $205.6 million at December 31, 2005. This decrease is due to increased first quarter 2006 charge-offs and stable asset quality in our loan portfolios. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets improved to 0.44% at March 31, 2006 from 0.47% at December 31, 2005. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2006	2005
Non-accrual loans:
Consumer:
Residential mortgages	$31,874	$30,393
Home equity loans and lines of credit	61,078	55,543
Auto loans and other consumer loans	2,283	2,389

Total consumer loans	95,235	88,325
Commercial	56,035	68,572
Commercial real estate	31,531	31,800

Total non-accrual loans	182,801	188,697
Restructured loans	692	777

Total non-performing loans	183,493	189,474

Other real estate owned	13,622	11,411
Other repossessed assets	3,352	4,678

Total other real estate owned and other repossessed assets	16,974	16,089

Total non-performing assets	$200,467	$205,563

Past due 90 days or more as to interest or principal and accruing interest	$34,027	$54,794
Annualized net loan charge-offs to average loans	0.26%	0.20%
Non-performing assets as a percentage of total assets	0.31%	0.32%
Non-performing loans as a percentage of total loans	0.41%	0.43%
Non-performing assets as a percentage of total loans and real estate owned	0.44%	0.47%
Allowance for credit losses as a percentage of total non-performing assets (1)	218.7%	213.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	239.0%	231.1%
(1) Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest decreased by $20.8 million from December 31, 2005 to March 31, 2006, attributable to decreases of $15.5 million in the home equity loans and lines of credit portfolio, $2.7 million in the auto loans and other consumer loans portfolios and $2.6 million in the residential portfolio.
     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $58.5 million and $57.2 million at March 31, 2006 and December 31, 2005, respectively. As a percentage of total loans, potential problem loans were 0.13% at March 31, 2006 and December 31, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	March 31, 2006		December 31, 2005
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$226,509	38%	$220,314	38%
Consumer loans secured by real estate	136,422	51	142,728	51
Consumer loans not secured by real estate	49,315	11	50,557	11
Unallocated allowance	9,614	n/a	6,000	n/a

Total allowance for loan losses	$421,860	100%	$419,599	100%
Reserve for unfunded lending commitments	16,653		18,212

Total allowance for credit losses	$438,513		$437,811

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $220.3 million at December 31, 2005 to $226.5 million at March 31, 2006. As a percentage of commercial loans the allowance decreased from 1.32% to 1.31% at March 31, 2006 despite a 4% increase in commercial loans at December 31, 2005. This was a result of a decrease in non-accrual and criticized and classified assets as of March 31, 2006 compared to December 31, 2005.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio decreased from $142.7 million at December 31, 2005, to $136.4 million at March 31, 2006 due primarily to continued favorable credit quality and an increase in the proportion of residential mortgages in the consumer secured by real estate portfolio which carry lower reserve requirements than our home equity loan portfolios.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio remained relatively consistent, decreasing from $50.6 million at December 31, 2005 to $49.3 million at March 31, 2006, due to slightly improved credit quality measures.
     Unallocated Allowance. The unallocated allowance for loan losses increased to $9.6 million at March 31, 2006 from $6.0 million at December 31, 2005. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at March 31, 2006 was 3.96 years and the effective duration of the held to maturity portfolio was 6.68 years.
     Total investment securities available-for-sale were $7.1 billion at March 31, 2006 and $7.3 billion at December 31, 2005. Investment securities held-to-maturity was $4.9 billion at March 31, 2006 compared to $4.6 billion at December 31, 2005. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
Goodwill and Core Deposit Intangible Assets
     Goodwill remained constant at $2.7 billion and core deposit intangibles decreased by $17.2 million since December 31, 2005 due to year-to-date amortization expense. See Note 10 for the anticipated amortization expense for each of the five succeeding calendar years ending December 31st. There were no goodwill or core deposit intangible asset impairment charges recorded in 2005 and through March 31, 2006.
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2006 were $38.8 billion compared to $38.0 billion at December 31, 2005.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2006 and December 31, 2005 were $19.2 billion and $18.7 billion, respectively.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.3 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at March 31, 2006. Sovereign’s retained interests and servicing assets in such QSPEs was $107.9 million at March 31, 2006 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At March 31, 2006, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 14 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.

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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2006 and December 31, 2005, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2006 and December 31, 2005 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at March 31, 2006:
Regulatory capital	$4,345,470	$4,345,470	$4,267,229	$5,492,984
Minimum capital requirement (1)	1,247,744	2,495,487	2,002,652	4,005,304

Excess	$3,097,726	$1,849,983	$2,264,577	$1,487,680

Sovereign Bank capital ratio	6.97%	6.97%	8.52%	10.97%

Sovereign Bank at December 31, 2005:
Regulatory capital	$4,167,306	$4,167,306	$4,090,381	$5,313,535
Minimum capital requirement (1)	1,219,112	2,438,224	1,993,145	3,986,289

Excess	$2,948,194	$1,729,082	$2,097,236	$1,327,246

Sovereign Bank capital ratio	6.84%	6.84%	8.21%	10.66%
(1) Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at March 31, 2006 (1)	5.16%	4.81%	6.74%
Capital ratio at December 31, 2005 (1)	5.05%	4.73%	6.68%
(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Liquidity and Capital Resources
     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail and commercial deposit gathering, Federal Home Loan Bank (FHLB) borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, loan sales, and periodic cash flows from amortizing mortgage backed securities.
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2006, Sovereign had $6.9 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Sovereign also has approximately $2.5 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.
     Cash and cash equivalents decreased $134.5 million from December 31, 2005. Net cash used by operating activities was $35.0 million for 2006. Net cash used by investing activities for 2006 was $1.4 billion and consisted primarily of the purchase of loans of $2.7 billion and net increase in loans of $0.8 billion, offset by proceeds from loan sales of $2.3 billion. Net cash provided by financing activities for 2006 was $1.3 billion, which was primarily due to an increase in net deposits of $843.1 million and an increase in net borrowings of $494.6 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Contractual Obligations and Commercial Commitments
     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$16,264,385	$7,851,184	$1,720,197	$1,999,123	$4,693,881
Securities sold under repurchase agreements (1)	35,000	—	35,000	—	—
Fed Funds (1)	335,145	335,145	—	—	—
Other debt obligations (1)	4,314,978	413,824	1,602,259	494,662	1,804,233
Junior subordinated debentures due to Capital Trust entities (1)(2)	2,987,382	63,441	139,899	136,296	2,647,746
Certificates of deposit (1)	12,383,532	8,357,173	2,789,985	648,862	587,512
Investment partnership commitments (3)	59,649	34,285	21,500	3,643	221
Business Acquisitions (4)	3,585,371	3,585,371	—	—	—
Operating leases	565,410	78,941	129,130	89,276	268,063

Total contractual cash obligations	$40,530,852	$20,719,364	$6,437,970	$3,371,862	$10,001,656

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

(4)	Amount represents estimated purchase price to acquire all of the outstanding common stock of Independence. Part of the funding for this acquisition will be received from the proceeds we anticipate receiving from Santander in which they will be acquiring approximately 88 million shares of Sovereign’s common stock for $2.4 billion. Santander has also agreed to provide nonvoting equity and debt financing in an aggregate amount not to exceed $1.2 billion at prevailing market rates if requested by Sovereign in order to assist with the acquisition of Independence. The acquisition of Independence and the transaction with Santander is scheduled to close on or before June 1, 2006. For additional details see Note 16.
     Excluded from the above table are deposits of $27.1 billion that are due on demand by customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2006 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$14,901,970	$7,227,534	$2,897,183	$2,353,782	$2,423,471
Standby letters of credit	2,835,153	733,832	839,050	1,159,471	102,800
Loans sold with recourse	76,744	—	—	—	76,744
Forward buy commitments	478,195	478,195	—	—	—

Total commercial commitments	$18,292,062	$8,439,561	$3,736,233	$3,513,253	$2,603,015

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.6 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2006 was $2.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.3 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2006. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated
percentage
increase/(decrease) to
If interest rates changed in parallel by the	net interest
amounts below at March 31, 2006	income would result
Up 100 basis points	(0.60)%
Up 200 basis points	(2.69)%
Down 100 basis points	(0.60)%
     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of March 31, 2006, the one year cumulative gap was (6.96)%, compared to (3.87)% at December 31, 2005. As we approach the end of the Federal Reserve interest rate tightening cycle, management has adjusted its target for managing its interest rate position from asset sensitive to slightly liability sensitive.
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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at March 31, 2006	March 31, 2006	December 31, 2005
Base	12.25%	12.38%
Up 200 basis points	11.40%	11.82%
Up 100 basis points	11.86%	12.16%
Down 100 basis points	12.27%	12.37%
Down 200 basis points	11.83%	12.00%

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
     To accommodate customer needs, Sovereign enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
     As previously reported, in December 2005, Sovereign commenced litigation in the United States District Court for the Southern District of New York against Relational Investors, LLC (“Relational”), seeking a declaratory judgment that, under Sovereign’s articles of incorporation and the Pennsylvania Business Corporation Law, directors of Sovereign may only be removed from office by shareholders for cause. In January 2006, this action was combined with certain outstanding claims by Relational, including, among others, claims seeking a declaratory judgment that shareholders can remove members of Sovereign’s classified board of directors without cause. On March 2, 2006, the judge in the District Court action in the Southern District of New York issued ruling in favor of Relational. Sovereign disagrees with the District Court’s ruling and is seeking review of the ruling by the United States Court of Appeals for the Second Circuit. Sovereign cannot predict with reasonable certainty the eventual outcome of such appeal or, if the ruling is upheld, the extent of the adverse impact of the ruling, if any, on Sovereign. As reported in a Current Report on Form 8-K filed by Sovereign on March 24, 2006, Sovereign and Relational entered in to a Settlement Agreement, dated March 22, 2006, which among other things, provided for the termination of then existing litigation between them, but reserved to Sovereign the right to appeal the New York District Court ruling.
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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One example of a significant critical estimate is the level of allowance for credit losses. Due to the inherent nature of this estimate, Sovereign cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance.

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

Sovereign may not be able to achieve fully the strategic and operating efficiencies in an acquisition. Inherent uncertainties exist in the operations of an acquired entity. In addition, the market conditions where Sovereign and its potential acquisition targets operate are highly competitive. Although Sovereign has a strong track record in integrating acquired entities, it is possible that Sovereign may lose customers or the customers of acquired entities as a result of an acquisition. Sovereign may also lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to Sovereign not achieving the expected benefits from its acquisitions within desired time frames, if at all.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2006:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
1/1/06 through 1/31/06	60,787	$21.81	N/A	19,500,000
2/1/06 through 2/28/06	118,029	20.85	N/A	19,500,000
3/1/06 through 3/31/06	57,486	21.56	N/A	19,500,000
(1) Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of March 31, 2006. Twenty one million shares have been purchased under these repurchase programs as of March 31, 2006. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 236,302 shares outside of publicly announced repurchase programs during the first quarter of 2006.

Items 3 – 4 are not applicable or the response is negative.
Item 5 – Other information
As disclosed in Sovereign’s Form 10-K/A filed on May 1, 2006, Sovereign’s 2006 Annual Meeting of Shareholders (the “2006 Annual Meeting”) is currently scheduled to be held on September 20, 2006, subject to the right of Sovereign’s Board of Directors (the “Board”) to change such date based on changed circumstances. In accordance with SEC Rule 14a-5(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has determined that proposals to be considered for inclusion in the Company’s proxy statement for the 2006 Annual Meeting under SEC Rule 14a-8 under the Exchange Act must be received by the Company at its principal executive offices on or before May 22, 2006. In addition, in order for a shareholder proposal made outside of SEC Rule 14a-8 to be considered timely for purposes of SEC Rule 14a-4(c) under the Exchange Act and under Section 3.10(b) of the Company’s bylaws, such proposal must be received by the Company at its principal executive offices on or before June 22, 2006.
Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-133514, filed July 23, 2004.)

(4.1)	Senior Trust Indenture dated as of November 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement No. 333-133514 on Form S-3)

(4.2)	Sixth Indenture Supplement, dated September 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as trustee under an indenture, dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as successor to Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.3)	Form of Senior Floating Rate Notes due 2009 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.4)	Form of 4.80% Senior Notes due 2010 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.5)	Exchange and Registration Rights Agreement, dated September 1, 2005, between Sovereign Bancorp, Inc. and Goldman, Sachs & Co., as representative of the several purchasers (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.6)	Statement with Respect to Shares with respect to Series C Non-Cumulative Perpetual Preferred Stock of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 9, 2006	/s/ Jay S. Sidhu

Jay S. Sidhu, Chairman, Chief Executive Officer and President (Authorized Officer)

Date: May 9, 2006	/s/ Mark R. McCollom

Mark R. McCollom Chief Financial Officer (Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration on Form S-8, SEC File No. 333-117621 filed July 23, 2004.)

(3.2)	ByLaws of Sovereign Bancorp, Inc., as amended and restated as of June 24, 2004 (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration on Form S-8, SEC File No. 333-133514, filed July 23, 2004.)

(4.1)	Senior Trust Indenture dated as of November 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement No. 333-133514 on Form S-3)

(4.2)	Sixth Indenture Supplement, dated September 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as trustee under an indenture, dated as of February 1, 1994, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company, as successor to Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.3)	Form of Senior Floating Rate Notes due 2009 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.4)	Form of 4.80% Senior Notes due 2010 of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.5)	Exchange and Registration Rights Agreement, dated September 1, 2005, between Sovereign Bancorp, Inc. and Goldman, Sachs & Co., as representative of the several purchasers (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on September 1, 2005)

(4.6)	Statement with Respect to Shares with respect to Series C Non-Cumulative Perpetual Preferred Stock of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.1 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.