Form 10-Q
period 2006-06-30
SOVEREIGN BANCORP INC
filed 2006-08-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2006
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
Large accelerated filer☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock (no par value)	471,874,490 shares

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	4
Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2006 and 2005	5-6
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 30, 2006	7
Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and 2005	8-9
Notes to Consolidated Financial Statements	10–31
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32–52
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53
PART II. OTHER INFORMATION
1. Legal Proceedings	54
1A. Risk Factors	54
Item 5. Other information	54
Item 6. Exhibits	54-55
SIGNATURES	56
EXHIBITS INDEX	57
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
Chief Executive Officer certification pursuant to Rule 13a-14(a)
Chief Financial Officer certification pursuant to Rule 13a-14(a)
Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350
Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,714,042	$1,131,936
Investment securities:
Available-for-sale	12,218,168	7,258,402
Held-to-maturity	—	4,647,627
Other investments	933,507	651,299
Loans (including loans held for sale of $641,589 and $311,578 at June 30, 2006 and December 31, 2005, respectively)	61,610,111	43,803,847
Allowance for loan losses	(537,372)	(419,599)

Net loans	61,072,739	43,384,248

Premises and equipment	587,254	412,017
Accrued interest receivable	375,213	286,300
Goodwill	4,929,586	2,716,826
Core deposit intangibles and other intangibles, net of accumulated amortization of $560,824 and $519,380 at June 30, 2006 and December 31, 2005, respectively	632,665	213,975
Bank owned life insurance	1,686,571	1,018,125
Securities sold, not yet settled	2,135,184	—
Other assets	2,468,138	1,957,971

TOTAL ASSETS	$88,753,067	$63,678,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$52,592,488	$37,977,706
Borrowings and other debt obligations	26,170,589	18,720,897
Advance payments by borrowers for taxes and insurance	131,297	49,313
Other liabilities	1,198,086	914,451

TOTAL LIABILITIES	80,092,460	57,662,367

Minority interests	209,466	205,660

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 4,000,000 shares issued and outstanding	195,445	—
Common stock; no par value; 800,000,000 shares authorized; 478,353,003 shares issued at June 30, 2006 and 382,582,202 shares issued at December 31, 2005	6,156,925	3,657,543
Warrants and employee stock options issued	337,637	337,346
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,105,149 shares at June 30, 2006 and December 31, 2005	(21,396)	(21,396)
Treasury stock at cost; 3,475,053 shares at June 30, 2006 and 21,606,549 shares at December 31, 2005	(65,984)	(478,734)
Accumulated other comprehensive loss	(193,186)	(170,798)
Retained earnings	2,041,700	2,486,738

TOTAL STOCKHOLDERS’ EQUITY	8,451,141	5,810,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,753,067	$63,678,726

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(in thousands, except, per share data)
INTEREST INCOME:
Interest-earning deposits	$2,954	$1,896	$5,070	$4,129
Investment securities:
Available-for-sale	116,653	91,123	206,748	182,118
Held-to-maturity	50,473	45,091	104,026	90,210
Other investments	13,016	4,755	18,619	8,644
Interest on loans	808,922	577,220	1,497,088	1,105,208

TOTAL INTEREST INCOME	992,018	720,085	1,831,551	1,390,309

INTEREST EXPENSE:
Deposits and customer accounts	306,030	139,879	537,867	254,057
Borrowings and other debt obligations	247,217	167,047	450,955	315,747

TOTAL INTEREST EXPENSE	553,247	306,926	988,822	569,804

NET INTEREST INCOME	438,771	413,159	842,729	820,505
Provision for credit losses	44,500	22,000	73,500	44,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	394,271	391,159	769,229	776,505

NON-INTEREST INCOME:
Consumer banking fees	67,467	65,833	128,265	126,182
Commercial banking fees	43,949	32,734	82,965	63,057
Mortgage banking revenues	4,524	21,290	17,516	32,945
Capital markets revenue	2,313	3,700	6,202	8,386
Bank owned life insurance	15,359	12,918	26,686	23,821
Miscellaneous income	8,363	12,092	14,682	18,443

TOTAL FEES AND OTHER INCOME	141,975	148,567	276,316	272,834

Net (loss)/gain on investment securities	(305,027)	3,355	(305,027)	11,334

TOTAL NON-INTEREST (LOSS)/INCOME	(163,052)	151,922	(28,711)	284,168

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	149,467	135,803	293,245	260,928
Occupancy and equipment expenses	68,155	61,348	132,348	124,218
Technology expense	23,114	21,606	44,680	40,274
Outside services	16,592	13,805	31,347	28,453
Marketing expense	14,548	11,757	24,770	22,804
Other administrative expenses	31,417	29,072	56,882	53,828

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	303,293	273,391	583,272	530,505

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period			Six-Month Period
	Ended June 30,			Ended June 30,
	2006	2005		2006	2005
OTHER EXPENSES:
Amortization of intangibles	$24,225	$18,815		$41,444	$37,771
Loss on economic hedges	11,387	—		11,387	—
Minority interest expense	6,079	5,752		12,071	11,420
Merger-related and integration charges (reversal)	6,257	(8,447)		3,459	19,948
Equity method investments	10,954	10,966		20,996	21,736
Proxy and related professional fees	—	—		14,337	—

TOTAL OTHER EXPENSES	58,902	27,086		103,694	90,875

(LOSS)/INCOME BEFORE INCOME TAXES	(130,976)	242,604		53,552	439,293
Income tax provision/ (benefit)	(71,920)	59,133		(28,790)	109,671

NET (LOSS)/INCOME	$(59,056)	$183,471		$82,342	$329,622

EARNINGS PER SHARE:
Basic	$(0.15)	$0.48	*	$0.20	$0.85	*

Diluted	$(0.15)	$0.45	*	$0.20	$0.81	*

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.04		$0.14	$0.07

*	After giving retroactive effect to the 5% stock dividend declared on June 15, 2006.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006
(unaudited)
(in thousands)

					Unallocated
	Common				Common		Accumulated		Total
	Shares			Warrants	Stock		Other		Stock-
	Out-	Common	Preferred	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2005	358,018	$3,657,543	$—	$337,346	$(21,396)	$(478,734)	$(170,798)	$2,486,738	$5,810,699

Comprehensive income:

Net income	—	—	—	—	—	—	—	82,342	82,342
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	—	(60,778)	—	(60,778)

Cash flow hedge derivative financial instruments	—	—	—	—	—	—	38,390	—	38,390
Total comprehensive income									59,954

Stock issued in connection with employee benefit and incentive compensation plans	1,683	2,851	—	(2,499)	—	27,905	—	—	28,257

Employee stock options earned	—	—	—	2,790	—	—	—	—	2,790
Dividends paid on common stock	—	—	—	—	—	—	—	(50,386)	(50,386)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(2,433)	(2,433)

Stock dividend	22,607	474,561	—	—	—	—	—	(474,561)	—

Issuance of common stock	89,705	2,021,970	—	—	—	389,956	—	—	2,411,926

Issuance of preferred stock, net of issuance costs	—	—	195,445	—	—	—	—	—	195,445

Stock repurchased	(240)	—	—	—	—	(5,111)	—	—	(5,111)

Balance, June 30, 2006	471,773	$6,156,925	$195,445	$337,637	$(21,396)	$(65,984)	$(193,186)	$2,041,700	$8,451,141

     See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six-Month Period
	Ended June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$82,342	$329,622
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for credit losses	73,500	44,000
Depreciation and amortization	90,969	83,157
Net amortization/accretion of investment securities and loan premiums and discounts	58,324	34,944
Net gain on sale of loans	(15,847)	(34,505)
Net (gain)/loss on investment securities	305,027	(11,334)
Net (gain)/loss on real estate owned and premises and equipment	1,239	(681)
Net loss on economic hedges	11,387	—
Stock-based compensation	14,658	17,751
Origination and purchases of loans held for sale, net of repayments	(1,284,353)	(679,208)
Proceeds from sales of loans held for sale	989,453	646,789
Net change in:
Accrued interest receivable	(10,077)	(21,493)
Other assets and bank owned life insurance	(2,589,603)	214,689
Other liabilities	(184,929)	157,849

Net cash provided by operating activities	(2,457,910)	781,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities, net of acquisitions:
Proceeds from sales of investment securities:
Available-for-sale	2,177,043	1,564,317
Held-to-maturity	1,774,475	—
Proceeds from repayments and maturities of investment securities:
Available-for-sale	447,665	652,961
Held-to-maturity	186,845	262,386
Net change in FHLB stock	(26,486)	(46,114)
Purchases of available-for-sale investment securities	(1,847,708)	(1,697,197)
Purchases of held-to-maturity investment securities	(557,704)	(401,412)
Proceeds from sales of loans	2,513,362	3,607,753
Purchase of loans	(4,998,949)	(4,060,612)
Net change in loans other than purchases and sales	(1,963,624)	(1,466,233)
Proceeds from sales of premises and equipment	1,558	12,966
Purchases of premises and equipment	(37,820)	(39,820)
Proceeds from sales of real estate owned	3,015	4,578
Net cash (paid)/received from business combinations	(2,709,738)	281,229

Net cash used in investing activities	(5,038,066)	(1,325,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities, net of acquisitions:
Net increase/(decrease) in deposits and other customer accounts	3,583,680	662,016
Net increase/(decrease) in borrowings	1,227,335	35,138
Proceeds from issuance of trust preferred securities	625,000	—
Proceeds from senior notes and credit facility	250,000	250,000
Repayments of borrowings and other debt obligations	(150,000)	(125,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(27,276)	10,331
Cash dividends paid to stockholders	(50,386)	(24,998)
Proceeds from issuance of preferred stock, net of transaction costs	195,445	—
Proceeds from issuance of common stock, net of transaction costs	2,029,681	21,766
Treasury stock repurchases, net of proceeds	394,603	(269,666)

Net cash provided by financing activities	8,078,082	559,587

Net change in cash and cash equivalents	582,106	15,969
Cash and cash equivalents at beginning of period	1,131,936	1,160,922

Cash and cash equivalents at end of period	$1,714,042	$1,176,891

	Six-Month Period
	Ended June 30,
	2006	2005
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$36,856	$1,712
Interest paid	$875,869	$533,827
     Non cash transactions: On January 21, 2005, Sovereign issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Independence Bank, Independence Bancorp, and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
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
(2) EARNINGS PER SHARE
     On July 19, 2006, Sovereign furnished a Form 8-K announcing its earnings for the three-month and six-month periods ending June 30, 2006. For the three-month and six-month periods ended June 30, 2006, Sovereign had reported a net (loss)/income of $(51.7) million and $89.7 million. The results reported in this Form 10-Q have been adjusted from the amounts reflected in our previously released Form 8-K to reflect an additional after-tax charge of $7.4 million to write-off a basis adjustment that had previously been recorded to the carrying amount of Trust Preferred Securities that had been accounted in a fair value flow hedge relationship. Accordingly, net (loss)/income for the three-month and six-month periods ended June 30, 2006 is $(59.1) million and $82.3 million respectively. See Note 8 for further discussion.
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method and the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance is calculated under the if-converted method for diluted earnings per share purposes. The Company’s average weighted shares outstanding used in the computation of earnings per share were restated after giving retroactive effect to a 5% stock dividend to shareholdes of record on June 15, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$(59,056)	$183,471	$82,342	$329,622
Less preferred dividend	(2,433)	—	(2,433)	—

Net income available to common stockholders	(61,489)	183,471	79,909	329,622

Contingently convertible trust preferred interest expense, net of tax (1)	—	6,335	—	12,729

Net Income for diluted EPS available to common stockholders	$(61,489)	$189,806	$79,909	$342,351

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	412,000	386,254	394,579	386,766
Dilutive effect of:
Warrants (1)	—	27,395	—	27,390
Stock options (1)	—	6,741	—	6,729

Weighted average diluted shares	412,000	420,390	394,579	420,885

EARNINGS PER SHARE:
Basic	$(0.15)	$0.48	$0.20	$0.85
Diluted	$(0.15)	$0.45	$0.20	$0.81

(1)	These items were excluded from diluted earnings per share for the three-month and six-month period ended June 30, 2006 since the result would have been anti-dilutive.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	June 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$209,415	$—	$1,080	$208,335
Debentures of FHLB, FNMA, and FHLMC	181,997	987	3,345	179,639
Corporate debt and asset-backed securities	471,656	23	4,580	467,099
Equity securities (1)	895,083	1,106	8,587	887,602
State and municipal securities	2,267,111	10,622	73,781	2,203,952
Mortgage-backed securities:
U.S. government agencies	2,624,361	206	47,899	2,576,668
FHLMC and FNMA debt securities	1,778,688	3,238	19,471	1,762,455
Non-agency securities	4,085,261	211	153,054	3,932,418

Total investment securities available-for- sale	$12,513,572	$16,393	$311,797	$12,218,168

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$48,507	$—	$764	$47,743
Debentures of FHLB, FNMA and FHLMC	182,809	2,098	2,970	181,937
Corporate debt and asset-backed securities	105,810	36	—	105,846
Equity securities (1)	967,515	1,231	13,595	955,151
State and municipal securities	4,758	11	301	4,468
Mortgage-backed securities:
U.S. government agencies	1,153,497	705	31,332	1,122,870
FHLMC and FNMA debt securities	2,094,665	1,751	59,626	2,036,790
Non-agency securities	2,860,278	1,396	58,077	2,803,597

Total investment securities available-for- sale	$7,417,839	$7,228	$166,665	$7,258,402

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.

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

     Investment securities available for sale and held to maturity with an estimated fair value of $10.0 billion and $8.4 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at June 30, 2006 and December 31, 2005, respectively.
     During the second quarter following the acquisition of Independence Community Bank Corp. (discussed in Note 18), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to stabilize net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.38 per diluted share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that we were required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the age of gross unrealized losses in Sovereign’s total investment portfolio (held to maturity and available for sale) as of June 30, 2006 and December 31, 2005 (in thousands):

	At June 30, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$179,366	$(671)	$28,854	$(409)	$208,220	$(1,080)
Debentures of FHLB, FNMA and FHLMC	55,028	(1,967)	104,201	(1,378)	159,229	(3,345)
Corporate debt and asset-backed securities	118,017	(4,580)	—	—	118,017	(4,580)
Equity securities	742,255	(7,796)	13,340	(791)	755,595	(8,587)
State and municipal securities	1,554,476	(67,604)	80,190	(6,177)	1,634,666	(73,781)
Mortgage-backed Securities:
U.S. government agencies	1,781,208	(4,004)	775,742	(43,895)	2,556,950	(47,899)
FHLMC and FNMA debt securities	1,391,480	(10,571)	185,135	(8,900)	1,576,615	(19,471)
Non-agency securities	1,575,759	(34,290)	2,041,467	(118,764)	3,617,226	(153,054)

Total investment securities available for sale	$7,397,589	$(131,483)	$3,228,929	$(180,314)	$10,626,518	$(311,797)

	At December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$25,937	$(368)	$28,899	$(543)	$54,836	$(911)
Debentures of FHLB, FNMA and FHLMC	150,671	(2,799)	9,835	(171)	160,506	(2,970)
Corporate debt and asset-backed securities	63,752	(895)	—	—	63,752	(895)
Equity securities	858,985	(13,595)	—	—	858,985	(13,595)
State and municipal securities	1,141,155	(17,468)	—	—	1,141,155	(17,468)
Mortgage-backed Securities:
U.S. government agencies	796,850	(22,276)	384,197	(11,920)	1,181,047	(34,196)
FHLMC and FNMA securities	1,180,024	(35,160)	2,490,404	(99,454)	3,670,428	(134,614)
Non-agency securities	1,462,615	(32,091)	1,359,094	(43,210)	2,821,709	(75,301)

Total investment securities available for sale and held to maturity	$5,679,989	$(124,652)	$4,272,429	$(155,298)	$9,952,418	$(279,950)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of June 30, 2006, management has concluded that the unrealized losses above on its debt securities (which totaled 372 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that ensure Sovereign will ultimately recover its cost). At June 30, 2006 and December 31, 2005 the unrealized losses greater than 12 months were primarily limited to mortgage backed securities. In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
     As of June 30, 2006, Sovereign held 20 securities totaling $1.0 billion of perpetual preferred stock of FHLMC and FNMA. During the second quarter, the Company recorded an other-than-temporary impairment charge of $67.5 million ($43.9 million after-tax or $0.11 per diluted share) on FNMA and FHLMC perpetual preferred stock as management concluded that in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities” a recovery to Sovereign’s cost basis on these securities was not probable within a reasonable period of time based on the near-term prospects of the issuers and the anticipated interest rate and liquidity spreads expected in the near term.
(4) OTHER INVESTMENTS
     Other investments of $934 million and $651 million at June 30, 2006 and December 31, 2005, respectively, represent Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. The increase in other investments is due to the investment in the FHLB stock of New York acquired in connection with the Independence acquisition, which is discussed in Note 18. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) LOANS
     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$10,817,068	17.6%	$7,209,180	16.5%
Commercial and industrial loans	12,048,686	19.5	9,426,466	21.5
Multifamily loans (1)	6,134,167	10.0	—	—

Total Commercial Loans	28,999,921	47.1	16,635,646	38.0

Residential mortgages	17,236,025	28.0	12,462,802	28.4
Home equity loans and lines of credit	10,515,700	17.1	9,793,124	22.4

Total consumer loans secured by real estate	27,751,725	45.1	22,255,926	50.8

Auto loans	4,399,047	7.1	4,434,021	10.1
Other	459,418	0.7	478,254	1.1

Total Consumer Loans	32,610,190	52.9	27,168,201	62.0

Total Loans (2)	$61,610,111	100.0%	$43,803,847	100.0%

Total Loans with:
Fixed rate	$39,422,824	64.0%	$26,141,411	59.7%
Variable rate	22,187,287	36.0	17,662,436	40.3

Total Loans (2)	$61,610,111	100.0%	$43,803,847	100.0%

(1)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multifamily loans. As this was primarily a new asset class of Sovereign we have disclosed these loans separately in the table above. At December 31, 2005, Sovereign had approximately $475 million of multifamily loans which is classified in commercial real estate loans.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $158.2 million and $312.8 million at June 30, 2006 and December 31, 2005, respectively. Loans pledged as collateral totaled $25.9 billion and $15.8 billion at June 30, 2006 and December 31, 2005, respectively.
     Sovereign had gains on the sales of mortgage loans for the three-month and six-month periods ended June 30, 2006 of $3.1 million and $12.9 million compared with gains of $28.4 million and $34.7 million for the corresponding periods in the prior year. These gains were recorded in mortgage banking revenues.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	June 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,821,660	13%	—%	$5,331,659	14%	—%
NOW accounts	11,055,188	21	2.69	8,844,875	23	2.07
Customer repurchase agreements	1,205,345	2	4.64	1,012,574	3	3.71
Savings accounts	5,189,459	10	0.61	3,460,292	9	0.79
Money market accounts	12,321,602	23	3.50	7,989,846	21	2.21
Certificates of deposit	15,999,234	31	4.34	11,338,460	30	3.79

Total Deposits	$52,592,488	100%	2.87%	$37,977,706	100%	2.25%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2006		December 31, 2005
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$1,740,824	6.90%	$189,112	4.19%
Fed funds purchased	931,200	5.07	819,000	4.14
FHLB advances	17,719,704	4.30	13,295,493	4.46
Asset-backed floating rate notes and secured financings	1,971,000	3.55	1,971,000	2.50
Subordinated notes	1,134,842	4.93	772,063	5.27
Holding company borrowings and other debt obligations:
Senior secured credit facility	100,000	6.00	—	—
Senior notes	1,038,981	5.44	797,916	4.76
Junior subordinated debentures due to Capital Trust Entities	1,534,038	6.78	876,313	8.09

Total borrowing and other debt obligations	$26,170,589	4.67%	$18,720,897	4.45%

     During the first quarter Sovereign executed a series of callable advances totaling $2.7 billion with the FHLB. These advances provide variable funding (currently at 2.14%) during the non-call period which ranges from 6 to 18 months. During the second quarter Sovereign executed additional callable advances totaling $500 million with the FHLB. These advances provide variable funding (currently at 3.00%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps and floors. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
     On May 15, 2006, Sovereign’s wholly-owned subsidiary, Sovereign Capital Trust V issued $160 million capital securities which are due 2036. Principal and interest on Trust V Capital Securities are paid by junior subordinated debentures due to Trust V from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities represent preferred beneficial interests in Trust V. Distributions on the capital securities accrue from the original issue date and are payable, quarterly in arrears on the 15th day of February, May, August and November of each year, beginning on August 15, 2006 at an annual rate of 7.75%. The capital securities are callable at par after May 15, 2011. The proceeds from the offering were used to finance a portion of the purchase price for Sovereign’s acquisition of Independence, which closed on June 1, 2006. Sovereign presents the junior subordinated debentures due to Trust V as a component of borrowings.
     On May 30, 2006, Sovereign’s wholly-owned subsidiary, Sovereign Capital Trust IX (the “Trust”) issued $150 million capital securities which are due July 7, 2036. Principal and interest on Trust IX Capital Securities are paid by junior subordinated debentures due to Trust IX from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities represent preferred beneficial interests in Trust IX . Distributions on the capital securities accrue from the original issue date and are payable, quarterly in arrears on the 7th day of January, April, July and October of each year, beginning on July 7, 2006 at an annual rate of three-month LIBOR plus 1.75%. The capital securities are callable at a redemption price of 105% of par during the first five years, after which they are callable at par. The proceeds from the offering were used to finance a portion of the purchase price for Sovereign’s pending acquisition of Independence, which closed on June 1, 2006. Sovereign presents the junior subordinated debentures due to Trust IX as a component of borrowings.
     On June 6, 2006, Sovereign’s wholly owned subsidiary, Sovereign Capital Trust VI issued $300 million capital securities which are due 2036. Principal and interest on Trust VI Capital Securities are paid by junior subordinated debentures due to Trust VI from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities will represent preferred beneficial interests in Trust VI. Distributions on the capital securities accrue from the original issue date and are payable, semiannually in arrears on the 13th day of June and December of each year, beginning on December 13, 2006 at an annual rate of 7.91%. The proceeds from the offering were used for general corporate purposes. Sovereign presents the junior subordinated debentures due to Trust VI as a component of borrowings.
     The Capital Trusts above are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Sovereign has determined that it is not the primary beneficiary of any of these trusts, and as a result, they are not consolidated by the Company.
     In connection with the acquisition of Independence, Sovereign assumed $250 million of senior notes and $400 million of subordinated borrowing obligations. The senior notes mature in September, 2010 and carry a fixed rate of interest of 4.90%. The $400 million of subordinated notes include $250 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due March, 2014 (“2004 Notes”) which bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 Sovereign has the right to redeem the 2004 Notes at par plus accrued interest. The subordinated notes also include $150 million aggregate principal amount of 3.50% Fixed Rate/ Floating Rate Subordinated Notes Due June, 2013 (“2003 Notes”). The 2003 Notes bear interest at a fixed rate of 3.50% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 Sovereign has the right to redeem the 2003 Notes at par plus accrued interest.

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the quarter ended June 30, 2006 and 2005, hedge ineffectiveness of $0.5 million and $1.0 million was recorded in earnings associated with fair value hedges.
     During the second quarter of 2006, Sovereign terminated certain derivative positions that were previously designated as fair value hedges against $500 million of subordinated notes maturing in March 2013. The $41.3 million basis adjustment is being amortized using the effective yield method over the remaining term of the debt.
     During the fourth quarter of 2005, Sovereign terminated $211.3 million of receive fixed-pay variable interest rate swaps that were hedging the fair value of $211.3 million of junior subordinated debentures due to capital trust entities. The fair value adjustment to the basis of the debt was $11.6 million at the date of termination. Sovereign had utilized the short-cut method of assessing hedge effectiveness under SFAS No. 133 when this hedge was in place. On July 21, 2006, in connection with the SEC’s review of the Company’s filings, it was determined that this hedge did not qualify for the short-cut method due to the fact that the junior subordinated debentures contained an interest deferral feature. As a result, Sovereign recorded a pretax charge of $11.4 million in the second quarter of 2006 to write-off the remaining fair value adjustment. This charge was recorded within other expenses on Sovereign’s consolidated statement of operations as losses from economic hedges.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the six-months ended June 30, 2006 and 2005, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the six-months ended June 30, 2006 or 2005 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of June 30, 2006, Sovereign expects approximately $4.8 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at June 30, 2006 and December 31, 2005 (dollars in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,347,000	$—	$42,347	4.06%	4.95%	2.4
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	5,450,000	68,439	4	5.10%	4.64%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,797,000	$68,439	$42,351	4.88%	4.70%	2.1

December 31, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,440,000	$—	$52,885	4.05%	4.54%	3.4
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	3,650,000	21,295	2,730	4.38%	4.17%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,090,000	$21,295	$55,615	4.25%	4.32%	2.5

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Summary information regarding other derivative activities at June 30, 2006 and December 31, 2005 follows (in thousands):

	June 30,	December 31,
	2006	2005
	Net Asset	Net Asset
	(Liability)	(Liability)

Mortgage banking derivatives:
Forward commitments to sell loans	$1,233	$(538)
Interest rate lock commitments	(155)	475

Total mortgage banking risk management	1,078	(63)

Swaps receive fixed	(60,324)	(4,955)
Swaps pay fixed	85,387	27,919

Net Customer related interest rate swaps	25,063	22,964

Precious metals forward sale commitments	(16,966)	(47,982)
Precious metals forward settlement arrangements	15,516	46,430
Foreign exchange	47	740

Total activity	$24,738	$22,089

     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the six-months ended June 30, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Six-months Ended
Derivative Activity	June 30, 2006	June 30, 2006
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Decrease to CDs of $42.3 million and an increase to other liabilities of $42.3 million.	Resulted in a decrease of net interest income of $10.2 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, and stockholders’ equity of $68.4 million and $44.4 million, respectively, and decrease to deferred taxes of $24.0 million.	Resulted in an increase in net interest income of $2.2 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $1.2 million.	Increase to mortgage banking revenues of $1.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.6 million.

Net Customer Related Swaps	Increase to other assets of $25.1 million.	Increase in capital markets revenue of $2.1 million.

Forward commitments and forward settlement arrangements on precious metals	Decrease to other assets of $1.5 million	Increase to commercial banking fees of $0.1 million.

Foreign exchange	Increase to other assets of $47 thousand.	Decrease to commercial banking revenues of $0.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2005 and for the six-months ended June 30, 2005:

	Balance Sheet Effect at	Income Statement Effect For The Six
Derivative Activity	December 31, 2005	Months Ended June 30, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $24.0 million and $28.9 million, respectively, and an increase to other liabilities of $52.9 million.	Resulted in an increase of net interest income of $10.6 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.3 million, $2.7 million, and $12.1 million, respectively and a decrease to deferred taxes of $6.5 million	Resulted in a decrease in net interest income of $13.8 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $0.5 million.	Decrease to mortgage banking revenues of $0.7 million.

Interest rate lock commitments	Increase to mortgage loans of $0.5 million.	Increase to mortgage banking revenues of $0.7 million.

Net Customer Related Swaps	Increase to other assets of $23.0 million.	Decrease in capital markets revenue of $0.3 million.

Forward commitments and forward settlement arrangements on precious metals	Decrease to other assets of $1.6 million	Decrease to commercial banking fees of $0.7 million.

Foreign Exchange	Increase to other assets of $0.7 million.	Increase to commercial banking revenues of $10 thousand.
     Net interest income resulting from interest rate exchange agreements included $65.4 million and $118.0 million of income and $67.8 million and $126.0 million of expense for the three-month and six-month periods ended June 30, 2006 compared with $31.7 million and $56.2 million of income and $32.3 million and $59.3 million of expense for the corresponding period in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $2.4 million and $4.8 million for the three-months and six-months ended June 30, 2006, compared with $2.6 million and $4.1 for the three-months and six-months ended June 30, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(9) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net (loss)/income	$(59,056)	$183,471	$82,342	$329,622
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	16,436	(3,070)	32,090	7,293
Change in unrealized gains on investment securities available-for-sale, net of tax	(89,267)	65,832	(148,854)	(3,536)
Add unrealized loss resulting from HTM to AFS reclass, net of tax	(25,625)	—	(25,625)	—
Less reclassification adjustment, net of tax:
Derivative instruments	(3,329)	(3,004)	(6,300)	(5,975)
Investments available-for-sale	(113,701)	2,181	(113,701)	7,367

Comprehensive income	$(40,482)	$247,056	$59,954	$331,987

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $192.1 million and net accumulated losses on derivatives of $1.1 million at June 30, 2006 and net unrealized losses on securities of $131.3 million and net accumulated losses on derivatives of $39.5 million at December 31, 2005.
(10) CORE DEPOSIT INTANGIBLE ASSETS AND OTHER INTANGIBLES
     Core deposit intangibles, net of amortization, at June 30, 2006 was $607.9 million compared to $214.0 million at December 31, 2005, with the difference due to the addition of Independence core deposit intangibles of $435 million and amortization expense of $41.1 million for the six-month period ended June 30, 2006.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2006	$114,843	$41,110	$73,733
2007	134,615	—	134,615
2008	110,877	—	110,877
2009	80,443	—	80,443
2010	64,410	—	64,410
     Sovereign recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. Amortization expense associated with these intangibles totaled $0.3 million for the second quarter of 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION
     On June 1, 2006, the Company added Independence’s results in the Other segment. Beginning in the fourth quarter of 2006, Sovereign anticipates that its business unit profitability reporting unit system will be reorganized which will include a Metro New York Banking Division. This new segment will be primarily comprised of the net assets of Independence.
     The following tables present certain information regarding the Company’s segments (in thousands):

	Mid-Atlantic	New England	Shared	Shared
For the three-month period ended	Banking	Banking	Services	Services
June 30, 2006	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$140,204	$165,493	$79,490	$56,479	$(2,895)	$438,771
Fees and other income	33,967	43,256	7,070	34,543	23,139	141,975
Provision for loan losses	5,608	4,292	20,639	1,461	12,500	44,500
General and administrative expenses	103,659	116,866	28,040	34,162	20,566	303,293
Depreciation/Amortization	4,173	4,435	6,838	1,559	33,567	50,572
Income (loss) before income taxes	64,903	87,572	32,563	58,906	(374,920)	(130,976)
Intersegment revenues (expense) (1)	128,496	168,965	(273,301)	(129,819)	105,659	—
Total Average Assets	$6,397,638	$5,812,445	$24,775,572	$11,261,405	$25,193,556	$73,440,616

	Mid-Atlantic	New England	Shared	Shared
For the six-month period ended	Banking	Banking	Services	Services
June 30, 2006	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$280,756	$328,769	$166,401	$110,329	$(43,526)	$842,729
Fees and other income	66,764	83,771	22,688	65,837	37,256	276,316
Provision for loan losses	8,896	7,739	39,758	4,607	12,500	73,500
General and administrative expenses	200,654	226,030	63,038	63,826	29,724	583,272
Depreciation/Amortization	7,796	8,576	13,692	3,059	57,846	90,969
Income (loss) before income taxes	137,969	178,771	76,524	111,254	(450,966)	53,552
Intersegment revenues (expense) (1)	250,251	327,428	(523,219)	(235,766)	181,306	—
Total Average Assets	$6,291,993	$5,670,248	$24,357,598	$10,974,228	$21,472,008	$68,766,075

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)

	Mid-Atlantic	New England	Shared	Shared
For the three-month period ended	Banking	Banking	Services	Services
June 30, 2005	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$148,862	$164,277	$80,521	$58,226	$(38,727)	$413,159
Fees and other income	33,079	40,116	27,663	29,118	18,591	148,567
Provision for loan losses	7,194	2,567	10,122	2,117	—	22,000
General and administrative expenses	95,294	106,318	29,445	34,525	7,809	273,391
Depreciation/Amortization	3,865	4,418	6,753	1,324	25,351	41,711
Income (loss) before income taxes	80,539	96,339	66,529	51,516	(52,319)	242,604
Intersegment revenues (expense) (1)	110,089	140,347	(197,241)	(70,062)	16,867	—
Total Average Assets	$6,547,336	$5,633,805	$21,530,868	$9,296,965	$17,196,087	$60,205,061

	Mid-Atlantic	New England	Shared	Shared
For the six-month period ended	Banking	Banking	Services	Services
June 30, 2005	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$287,895	$323,412	$166,718	$111,806	$(69,326)	$820,505
Fees and other income	63,430	79,356	42,615	56,536	30,897	272,834
Provision for loan losses	13,226	4,433	22,778	3,563	—	44,000
General and administrative expenses	185,281	208,921	58,698	65,993	11,612	530,505
Depreciation/Amortization	7,319	8,828	13,683	2,585	50,742	83,157
Income (loss) before income taxes	155,081	191,087	120,391	101,023	(128,289)	439,293
Intersegment revenues (expense) (1)	211,378	276,816	(373,776)	(127,378)	12,960	—
Total Average Assets	$6,495,045	$5,552,127	$20,779,091	$9,039,016	$17,024,144	$58,889,423

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), a revision of FASB statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123, the adoption of SFAS No. 123(R) did not have a material impact on Sovereign’s results of operations or financial position. See Note 16 for additional details.
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
     Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable; b) a reduction in a deferred tax asset or an increase in a deferred tax liability; or c) both (a) and (b).
     Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the derecognition of a tax position. The requirement to assess the need for a valuation allowance for the deferred tax assets based on the sufficiency of future taxable income is unchanged by this interpretation.
     This interpretation is effective for fiscal years beginning after December 15, 2006. Sovereign will adopt this interpretation on January 1, 2007 and is evaluating the impact of this interpretation on its financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) MERGER RELATED AND INTEGRATION CHARGES
     The following is a summary of amounts charged to earnings and the status of reserves related to business combinations (in thousands):

	First Essex	Seacoast	Waypoint	Independence
	acquisition	acquisition	acquisition	acquisition	Total
Reserve balance at December 31, 2005	$9,839	$12,748	$12,224	$—	$34,811
Charge recorded in earnings	—	—	—	6,257	6,257
Amount provided in purchase accounting	—	—	—	26,185	26,185
Payments	(1,664)	(2,471)	(1,472)	(6,547)	(12,154)
Changes in estimates (1)	—	(1,606)	(1,029)	—	(2,635)

Reserve balance as of June 30, 2006	$8,175	$8,671	$9,723	$25,895	$52,464

	For the six-month
	period ended June 30,
	2006	2005
Merger related and integration charges(1)	$3,459	$19,948

(1)	Sovereign recorded merger and integration reversals in the first quarter due to favorable conversion costs and other merger-related items being lower than amounts initially estimated. In addition to the Seacoast and Waypoint reversals above, Sovereign recorded a reversal of $0.2 million related to an acquisition that the Company acquired in 2002.
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS
     As described more fully in our annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at June 30, 2006 and December 31, 2005, and the net credit losses for the six-month period ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	June 30, 2006			December 31, 2005
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$17,328,675	$57,973	$165	$12,575,319	$55,941	$932
Home Equity Loans and lines of credit	10,664,725	108,581	17,022	9,966,031	102,112	22,253
Automotive Floor Plan Loans	1,416,270	—	—	1,468,176	832	—

Total Owned and Securitized	$29,409,670	$166,554	$17,187	$24,009,526	$158,885	$23,185

Less:
Securitized Mortgage Loans	$92,650	$1,262	$9	$112,517	$1,737	$154
Securitized Home Equity Loans	149,025	16,234	1,990	172,907	20,635	5,989
Securitized Automotive Floor Plan Loans	1,021,698	—	—	1,021,698	—	—

Total Securitized Loans	$1,263,373	$17,496	$1,999	$1,307,122	$22,372	$6,143

Net Loans	$28,146,297	$149,058	$15,188	$22,702,404	$136,513	$17,042

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
     At June 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home	Auto
	Mortgage	Equity	Floor Plan
	Loans	Loans	Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued Interest Receivable	$—	$—	$7,132	$7,132
Subordinated interest retained	24,395	—	52,655	77,050
Servicing rights	1,239	394	—	1,633
Interest only strips	—	7,444	3,080	10,524
Cash reserve	—	—	6,866	6,866

Total Retained Interests and Servicing Rights	$25,634	$7,838	$69,733	$103,205

Weighted-average life (in yrs)	0.85	1.57	0.34
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of December 31, 2005	40%	23%	45%
As of June 30, 2006	40%	21%	45%
Impact on fair value of 10% adverse change	$(119)	$(67)	$(40)
Impact on fair value of 20% adverse change	$(375)	$(127)	$(43)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2005	0.12%	1.74%	0.25%
As of June 30, 2006	0.12%	1.57%	0.25%
Impact on fair value of 10% adverse change	$(9)	$(196)	$(47)
Impact on fair value of 20% adverse change	$(17)	$(368)	$(93)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%
As of December 31, 2005	9%	12%	8%
As of June 30, 2006	9%	12%	8%
Impact on fair value of 10% adverse change	$(12)	$(142)	$(110)
Impact on fair value of 20% adverse change	$(24)	$(280)	$(220)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) PROXY AND RELATED PROFESSIONAL FEES
     Sovereign incurred pre-tax charges of $14.3 million of proxy and related professional fees in the first quarter. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational matter that was discussed in Item 3 and Note 19 on our Form 10-K filed on March 16, 2006.
     On March 22, 2006, Sovereign Bancorp, Inc. reached an agreement with Relational Investors LLC (“Relational”) in connection with the settlement of a pending proxy contest in connection with Sovereign’s 2006 annual meeting of shareholders and related litigation, and Sovereign’s pending transactions with Banco Santander Central Hispano, S.A. (“Santander”) and Independence Community Bank Corp, Inc. A copy of the settlement was filed as Exhibit 10.1 to Sovereign’s Form 8-K filed on March 24, 2006.
(16) STOCK BENEFIT PLANS
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
For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and SFAS 123R, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2006	2005	2004
Expected volatility	.269 – .278	.280 – .293	.296 – .317
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$19.98-$21.27	$19.40-$22.95	$19.40-$21.64
Exercise price	$19.98-$21.27	$19.40-$22.95	$19.40-$21.64
Weighted average exercise price	$20.23	$22.11	$21.49
Weighted average fair value	$6.41	$7.52	$7.63
Expected dividend yield	1.11% - 1.48%	0.53% – 1.11%	.45% – .55%
Risk-free interest rate	4.28%-5.13%	3.91% – 4.45%	2.80% – 4.23%
Vesting period in years	2-5	5	5
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(16) STOCK BENEFIT PLANS (continued)
     The following table summarizes Sovereign’s stock options outstanding at June 30, 2006:

	OPTIONS OUTSTANDING
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at December 31, 2005	14,840,809	$11.74
Granted	1,815,090	20.23
Exercised	(970,051)	9.58
Expired	(12,690)	12.45
Forfeited	(172,141)	15.67

Outstanding at June 30, 2006	15,501,017	12.83	5.92
Exercisable at June 30, 2006	9,395,580	10.19	4.47
     The total intrinsic value of options outstanding and exercisable at June 30, 2006 totaled $118.3 million and $95.2 million, respectively. The weighted average grant date fair value of options granted during the six-months ended June 30, 2006 was $20.23. The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $10.8 million. Sovereign recognized pre-tax compensation expense associated with stock options of $2.5 million and $2.7 million for the six-month period ended June 30, 2006 and 2005, respectively.
     Cash received from option exercises for all share-based payment arrangements for the quarter ended June 30, 2006 was $9.3 million. At June 30, 2006, Sovereign had $21.2 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 3.1 years.
     Subsequent to September 2005, Sovereign issued approximately 1.5 million treasury shares at a weighted average cost of $21.04 to satisfy option exercises. Prior to September 2005, Sovereign had a practice of issuing new authorized shares to satisfy option exercises and, as such, did not repurchase shares on the open market to fund them.
     The table below summarizes the changes in Sovereign’s non-vested restricted stock during the past year.

	Shares (In thousands)	Weighted average grant date fair value
Total non-vested restricted stock at December 31, 2005	2,161,460	$21.46
Restricted stock granted in 2006	1,143,690	$20.12
Vested restricted stock in 2006	(394,953)	$18.71
Non-vested shares forfeited in 2006	(237,951)	$22.19

Total non-vested restricted stock at June 30, 2006	2,672,246	$21.22

     Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with this plan of $6.7 million and $7.0 million was recorded during the six-month period ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $62.0 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average grant date fair value of restricted stock granted in 2006 and 2005 was $20.12 per share and $22.32 per share, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(17) STOCKHOLDER’S EQUITY
     On May 31, 2006, Sovereign issued common stock to Santander and received net proceeds of $2.4 billion which was used to fund a portion of the Independence acquisition. For further discussion, see Note 18.
     On May 15, 2006, Sovereign issued 4,000,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at the rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
     The dividends on our preferred stock are recorded against retained earnings, however for earnings per share purposes they are deducted from net income available to common shareholders. See Note 2 for the calculation of earnings per share.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(18) PURCHASE OF INDEPENDENCE COMMUNITY BANK CORP. (“INDEPENDENCE”)
     Sovereign closed on its acquisition of Independence effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from recent issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88,705,123 shares to Santander, which makes Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
     The preliminary purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$3,204.8
Loans:
Multifamily	5,572.0
Commercial	5,235.2
Consumer	517.4
Residential	1,829.5

Total loans	13,154.1
Less allowance for loan losses	(97.8)

Total loans, net	13,056.3

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	177.0
Bank Owned Life Insurance	343.3
Other assets	336.2
Core deposit and other intangibles	460.1
Goodwill	2,211.2

Total assets	$17,075.7

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,464.6
Other liabilities (1)	580.2

Total liabilities	$17,075.7

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.9 million related to branch consolidation.
     In connection with the Independence acquisition, Sovereign recorded charges against its earnings for the three-month period ended June 30, 2006 for merger related expenses of $6.3 million pre-tax ($4.1 million net of tax). Sovereign anticipates incurring additional merger related expenses in the second half of 2006 which coincides with when Independence’s core processing systems and branch locations will be converted into Sovereign’s operations.
     These merger-related expenses include the following (in thousands):

Retention bonuses	$1,923
Outside consulting costs and other	4,334

Total	$6,257

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(18) PURCHASE OF INDEPENDENCE COMMUNITY BANK CORP. (“INDEPENDENCE”) (continued)
     The following unaudited pro forma condensed statements of income assume that Sovereign and Independence were combined January 1, 2006 and is presented for informational purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Independence been effective January 1, 2006. The unaudited pro forma condensed statements of income for the periods presented may have been different had the companies actually been consolidated as of January 1, 2006 due to, among other factors, possible revenue enhancements, expense efficiencies and integration costs. Additionally, the actual adjustments to yield and/or amortization of the acquired assets and liabilities may vary materially from the assumptions used in preparing the unaudited pro forma condensed statements of income.

	Three Months Ended	Six Months Ended
	June 30	June 30
	2006	2006
Net interest income	$504,014	$1,009,730
Non-interest income	(158,004)	5,078
Provision for loan losses	44,500	73,500
Non-interest expense	425,430	849,713
Income taxes	$(70,242)	$(18,723)

Net income	(53,678)	110,318
Less: Preferred dividend	3,650	7,300

Net income available for Common Stock	$(57,328)	$103,018

Weighted average basic shares outstanding	473,411	471,767
Weighted average diluted shares outstanding	473,411	471,767

Basic earnings per share	$(0.12)	$0.22
Diluted earnings per share	$(0.12)	$0.22
     Pro forma adjustments include the following adjustments: accretion for loan and investment security fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for certificates of deposits fair value premium, accretion for borrowing obligations fair value premium, amortization of fair value adjustments on acquired premises and equipment, mortgage servicing rights and related amortization for intangibles acquired, net of Independence’s historical intangible amortization expense. The pro forma income statement excluded $201.3 million of charges incurred by Sovereign and Independence directly related to the acquisition. These charges included $41.9 million of deal costs which were primarily investment banking and legal fees, $83.9 million related to compensation expense from the acceleration of stock options, restricted stock, and the employee stock ownership plan, and $71.1 million of severance paid to terminated employees.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(19) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2005.

Related party loans at December 31, 2005	$58,014
Loan fundings	28,136
Loan repayments	(7,441)

Related party loan balance at June 30, 2006	$78,709

     Related party loans at June 30, 2006 included commercial loans to affiliated businesses of directors of Sovereign Bank totaling $64.4 million compared with $42.1 million at December 31, 2005. Related party loans also included commercial loans to affiliated businesses of directors of Sovereign Bancorp totaling $9.9 million at June 30, 2006 compared with $11.8 million at December 31, 2005.
     Related party loans at June 30, 2006 and December 31, 2005 also included consumer loans secured by residential real estate of $4.4 million and $4.1 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $22.4 million and $47.8 million at June 30, 2006 and December 31, 2005, respectively. The majority of these amounts ($16.4 million and $43.9 million at June 30, 2006 and December 31, 2005) are on undrawn commercial lines of credit for affiliated businesses of individuals who are solely Directors of Sovereign Bank.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
     Sovereign is a $89 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.
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
     To strengthen our position in certain micro-markets, we continue to investigate strategic acquisitions. On June 1, 2006, we completed the acquisition of Independence Community Bank Corp. (“Independence”). The Independence acquisition provides Sovereign the No. 9 deposit market share in the very attractive Metro New York Market. At the date of acquisition, Independence had $17.1 billion in assets and was a leading community bank and multifamily lender in the Metro New York area. The combined company solidifies Sovereign’s position among the top 10 banks in the northeastern United States and the top 20 banks in the entire country. Management expects that this acquisition will fortify our presence as a leading banking company in the Northeast by connecting our Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. Sovereign also may develop and construct new community banking offices to strengthen our market position. The ability to grow through acquisition is significantly dependent upon our capital levels, stock price and the merger and acquisition environment for banking institutions.
     Although 2006 results have been challenged by the current interest rate environment, Sovereign completed a number of important transactions during the first half of the year which we believe will strengthen Sovereign’s franchise. Besides the aforementioned acquisition of Independence, in the first quarter we announced that we will be putting Sovereign’s brand on nearly 1,300 ATM machines in CVS Pharmacy locations in the Northeast. This will more than double the number of our branded ATM locations and provide greater convenience for our customers and help gain greater penetration among the student segment. We anticipate that by the end of the third quarter the branding of our ATMs at these CVS locations will be completed. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP will provide approximately 200 dedicated representatives throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customers.
     Our critical success factors include management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. As noted above, Sovereign acquired Independence on June 1, 2006. We believe this acquisition will strengthen our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2005 and the first half of 2006 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. In the second quarter of 2005, the average interest rate spread between the 2-year Treasury note and the 10-year note was 51 basis points which compressed to 8 basis points in the second quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. As discussed in Note 3, Sovereign restructured its investment portfolio and sold lower yielding investment securities. We utilized these proceeds to pay off higher cost short-term borrowings and reinvested some of the proceeds into higher yielding securities. We anticipate that this transaction will help stabilize net interest margin for future periods. We would expect to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we continue to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
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
RESULTS OF OPERATIONS
General
     Net income/(loss) was $(59.1) million, or $(0.15) per diluted share and $82.3 million, or $0.20 per diluted share for the three-month and six-month periods ended June 30, 2006 as compared to $183.5 million, or $0.45 per diluted share and $329.6 million, or $0.81 per diluted share for the three-month and six-month periods ended June 30, 2005.
     During the second quarter of 2006, following the Independence acquisition, Sovereign sold $3.5 billion of investment securities for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to stabilize net interest margin for future periods. In connection with the sale, Sovereign incurred a $238.3 million pretax loss ($154.9 million after-tax or $0.38 per diluted share). See Note 3 for additional details.
     Additionally, during the second quarter of 2006, Sovereign recorded an other-than-temporary charge on FNMA and FHLMC preferred stock of $67.5 million ($43.9 million after-tax or $0.11 per diluted share) to write down investments to their fair value as management concluded that a recovery to Sovereign’s cost basis on these securities was not probable within a reasonable period of time based on near-term prospects of the issuers and the anticipated interest rate and liquidity spreads expected in the near term. See Note 3 for further discussion and analysis of our determination that the remaining unrealized losses in the investment portfolio at June 30, 2006 were considered temporary.
     Sovereign closed the Independence acquisition during the second quarter of 2006, incurring net merger related charges of $6.3 million pretax for the three-month period ended June 30, 2006 ($4.1 million net of tax, or $0.01 per diluted share). Sovereign anticipates incurring additional merger-related charges during the second half of 2006 related to the acquisition. See Note 13 for further details on the components of these merger related charges.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2006 AND 2005
(in thousands)

	2006			2005
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS INVESTMENTS	$13,465,431	$352,178	5.50%	$12,153,767	$307,236	5.06%
LOANS:
Commercial loans	18,004,647	630,664	7.08%	15,321,314	442,809	5.82%
Multi-Family	1,001,868	31,285	6.25%	—	—	—%
Consumer loans
Residential mortgages	13,627,166	379,714	5.57%	9,905,070	261,540	5.28%
Home equity loans and lines of credit	9,902,583	314,190	6.38%	10,065,056	272,780	5.45%

Total consumer loans secured by real estate	23,529,749	693,904	5.91%	19,970,126	534,320	5.37%

Auto loans	4,403,218	126,009	5.77%	4,283,620	110,476	5.20%
Other	465,093	17,529	7.60%	568,980	20,926	7.42%

Total consumer	28,398,060	837,422	5.92%	24,822,726	665,722	5.39%

Total loans (1)	47,404,575	1,499,391	6.37%	40,144,040	1,108,531	5.55%
Allowance for loan losses	(437,527)	—	—	(421,878)	—	—

NET LOANS	46,967,048	1,499,391	6.37%	39,722,162	1,108,531	5.55%

TOTAL EARNING ASSETS	60,432,479	1,851,569	6.22%	51,875,929	1,415,767	5.48%
Other assets	8,333,596	—	—	7,013,494	—	—

TOTAL ASSETS	$68,766,075	$1,851,569	5.47%	$58,889,423	$1,415,767	4.83%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$23,393,489	$282,992	2.44%	$21,236,634	$134,991	1.28%
Time deposits	12,399,719	254,875	4.15%	9,060,839	119,066	2.65%

TOTAL DEPOSITS	35,793,208	537,867	3.03%	30,297,473	254,057	1.69%

BORROWED FUNDS:
FHLB advances	14,404,317	307,622	4.30%	11,345,327	221,703	3.94%
Fed funds and repurchase agreements	1,008,563	24,655	4.91%	1,528,315	21,705	2.85%
Other borrowings	4,604,700	118,678	5.17%	4,159,878	72,339	3.49%

TOTAL BORROWED FUNDS	20,017,580	450,955	4.53%	17,033,520	315,747	3.73%

TOTAL FUNDING LIABILITIES	55,810,788	988,822	3.57%	47,330,992	569,804	2.42%
Demand deposit accounts	5,376,537	—	—	5,219,880	—	—
Other liabilities	1,278,892	—	—	695,051	—	—

TOTAL LIABILITIES	62,466,217	988,822	3.19%	53,245,924	569,804	2.16%
STOCKHOLDERS’ EQUITY	6,299,858	—	—	5,643,499	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,766,075	988,822	2.90%	$58,889,423	569,804	1.95%

NET INTEREST INCOME		$862,747			$845,963

NET INTEREST SPREAD (1) (2)			2.65%			3.06%

NET INTEREST MARGIN (1) (3)			2.92%			3.27%

(1)	In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, Sovereign reclassified prepayment fees and late fees on loans from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.

(2)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(3)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     Net interest income for the three-month and six-month periods ended June 30, 2006 was $438.8 million and $842.7 million compared to $413.2 million and $820.5 million for the same periods in 2005. Net interest margin was 2.86% and 2.92% for the three-month and six-month periods ended June 30, 2006 compared to 3.21% and 3.27% for the same periods in 2005. The decrease in net interest margin for the three-month and six-month periods ended June 30, 2006, compared to the corresponding periods in the prior year, resulted from the flattening yield curve, which became inverted during the first quarter of 2006 and whose spread has continued to remain under pressure in the second quarter. As previously discussed the spread between the 2-year Treasury note and the 10-year note was 51 basis points in the second quarter of 2005 and compressed to 8 basis points in the second quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities.
     Interest on investment securities and interest earning deposits was $183.1 million and $334.5 for the three-month and six-month periods ended June 30, 2006 compared to $142.9 million and $285.1 million for the same periods in 2005. The average balance of investment securities was $13.5 billion with an average tax equivalent yield of 5.50% for the six-month period ended June 30, 2006 compared to an average balance of $12.2 billion with an average yield of 5.06% for the same period in 2005. The increase in yield is primarily due to a rise in market interest rates.
     Interest on loans was $808.9 million and $1.5 billion for the three-month and six-month periods ended June 30, 2006 compared to $577.2 million and $1.1 billion for the three-month and six-month periods in 2005. The average balance of loans was $47.4 billion with an average yield of 6.37% for the six-month period ended June 30, 2006 compared to an average balance of $40.1 billion with an average yield of 5.55% for the same period in 2005. Average balances of commercial loans in 2006 increased $3.7 billion, as compared to 2005 primarily due to strong demand in our commercial loan portfolio and the impact of loans acquired from Independence. Commercial loan yields have increased 122 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages increased $3.7 billion due to loan purchases and increased origination activity as well as loans acquired from Independence. Average home equity loans and lines of credit have declined compared to the prior year due to loan sales of $503 million in September 2005 and $898 million of sales in December 2005. Additionally, Sovereign deemphasized its purchases of correspondent home equity loans in the latter half of 2005 and ceased its purchases in the first quarter of 2006 due to tightening spreads in this product and increased charge-offs on this loan product. Approximately 21.6% of our home equity loans and lines are variable rate assets which has led to a 93 basis point increase in yields due to the rise in market interest.
     Interest on deposits and related customer accounts was $306.0 million and $537.9 million for the three-month and six-month periods ended June 30, 2006 compared to $139.9 million and $254.1 million for the same periods in 2005. The average balance of deposits was $35.8 billion with an average cost of 3.03% for the six-month period ended June 30, 2006 compared to an average balance of $30.3 billion with an average cost of 1.69% for the same period in 2005. Additionally, the average balance of non-interest demand deposits has increased to $5.4 billion at June 30, 2006 from $5.2 billion for the same period in the prior year. The increase in the balance of deposits is primarily due to the addition of deposits in connection with the Independence acquisition. Also contributing to the increase is time deposit and money market growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year and resultant increases in customer deposit yields as well as changes in the mix of deposits to higher cost time deposits which have now become a more favorable funding alternative to shorter term borrowing obligations.
     Interest on borrowed funds was $247.2 million and $451.0 million for the three-month and six-month periods ended June 30, 2006 compared to $167.0 million and $315.7 million for the same periods in 2005. The average balance of borrowings was $20.0 billion with an average cost of 4.53% for the six-month period ended June 30, 2006 compared to an average balance of $17.0 billion with an average cost of 3.73% for the same period in 2005. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates.
     Second quarter 2006 results benefited from Sovereign executing a series of callable advances during 2006 totaling $3.2 billion with the FHLB. These advances provide favorable variable sub-libor funding during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps and floors. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Provision for Loan Losses
     The provision for loan losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for loan losses for the three-month and six-month periods ended June 30, 2006 was $44.5 million and $73.5 million compared to $22.0 million and $44.0 million for the same periods in 2005. The provision for loan losses for the six-months ended June 30, 2006 includes a higher level of provision versus 2005 due to higher charge-offs in the second quarter of 2006 primarily as a result of higher commercial loan charge-offs and increased charge-offs in our correspondent home equity loan portfolio during the first half of 2006. Additionally, since the addition of multifamily loans was largely a new asset class for Sovereign, the Company engaged an outside consultant to conduct an analysis of Independence’s multifamily loan portfolio. As a result of the analysis, Sovereign increased the loss percentage that Independence had historically maintained on pass rated multifamily loans which caused Sovereign to record an additional $12.5 million of provision for loan losses to cover the inherent losses in that portfolio.
     Net loan charge-offs for the six-months ended June 30, 2006 were $57.7 million compared to $39.0 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.21% for the six-months ended June 30, 2006 compared to 0.21% for the comparable period in the prior year. Non-performing assets were $259.1 million or 0.42% of total loans at June 30, 2006, compared to $205.6 million or 0.47% of total loans at December 31, 2005 and $173.2 million or 0.42% of total loans at June 30, 2005. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Six-month Period Ended
	June 30,
	2006	2005
Allowance for loan losses, beginning of period	$419,599	$391,003

Charge-offs:
Commercial	24,248	22,887
Consumer secured by real estate	28,947	8,982
Consumer not secured by real estate	36,004	34,186

Total Charge-offs	89,199	66,055

Recoveries:
Commercial	7,388	6,922
Consumer secured by real estate	2,946	3,921
Consumer not secured by real estate	21,142	16,202

Total Recoveries	31,476	27,045

Charge-offs, net of recoveries	57,723	39,010
Provision for loan losses (1)	77,672	43,940
Acquired allowance for loan losses from business acquisitions	97,824	28,778

Allowance for loan losses, end of period	$537,372	$424,711

Reserve for unfunded lending commitments, beginning of period	18,212	17,713
Provision for unfunded lending commitments (1)	(4,172)	60
Reserve for unfunded lending commitments, end of period	14,040	17,773

Total Allowance for credit losses	$551,412	$442,484

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-Interest Income
     Total non-interest income/(loss) was $(163.1) million and $(28.7) million for the three-month and six-month periods ended June 30, 2006 compared to $151.9 million and $284.2 million for the same periods in 2005. The loss in 2006 was driven by the previously mentioned $238.3 million loss on sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA/FMLMC preferred stock. Excluding securities losses, total fees and other income for the three-month and six-month periods ended June 30, 2006 were $142.0 million and $276.3 million as compared to $148.6 million and $272.8 million for the same periods in 2005.
     Net mortgage banking revenue was composed of the following components (in thousands):

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
Impairments to mortgage servicing rights	$—	$(8,765)	$—	$(4,811)
Mortgage servicing fees	6,744	5,048	12,718	9,810
Amortization of mortgage servicing rights	(4,693)	(3,678)	(8,527)	(7,770)
Net gains/(loss) under SFAS 133	(663)	314	427	968
Sales of mortgage loans, mortgage backed securities and home equity loans	3,136	28,371	12,898	34,748

Total mortgage banking revenues	$4,524	$21,290	$17,516	$32,945

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
     Mortgage banking revenue is contingent upon loan growth and market conditions. In 2006, the Company originated more loans that were maintained on our balance sheet and not for sale as margins in the secondary markets were not as favorable in 2006 resulting in a decrease in revenues related to the sale of mortgage loans. In the second quarter of 2005, Sovereign sold $2.9 billion of mortgage loans and recorded gains of $28.4 million.
     At June 30, 2006, Sovereign serviced approximately $7.2 billion of mortgage loans for others and our net mortgage servicing asset was $90.9 million, compared to $7.2 billion of loans serviced for others and a net mortgage servicing asset of $91.1 million, at December 31, 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004
CPR speed	10.94%	12.42%	19.10%	16.53%
Escrow credit spread	4.53%	4.16%	3.89%	3.92%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA (“Fannie Mae”) in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking revenues in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.
     Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. Sovereign has acquired this exposure as a result of its acquisition of Independence. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multifamily loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At June 30, 2006, Sovereign serviced $6.7 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $188.4 million. As a result of retaining servicing on $6.7 billion of multi-family loans sold to Fannie Mae, the Company had a $21.1 million loan servicing asset at June 30, 2006.
     The maximum loss exposure of the associated credit risk related to the loans sold to Fannie Mae under this program is calculated pursuant to a review of each loan sold to Fannie Mae. A risk level is assigned to each such loan based upon the loan product, debt service coverage ratio and loan to value ratio of the loan. Each risk level has a corresponding sizing factor which, when applied to the original principal balance of the loan sold, equates to a recourse balance for the loan. The sizing factors are periodically reviewed by Fannie Mae based upon its ongoing review of loan performance and are subject to adjustment. The recourse balances for each of the loans are aggregated to create a maximum loss exposure for the entire portfolio at any given point in time. The Company’s maximum loss exposure for the entire portfolio of sold loans is periodically reviewed and, based upon factors such as amount, size, types of loans and loan performance, may be adjusted downward. Fannie Mae is restricted from increasing the maximum exposure on loans previously sold to it under this program as long as (i) the total borrower concentration (i.e., the total amount of loans extended to a particular borrower or a group of related borrowers) as applied to all mortgage loans delivered to Fannie Mae since the sales program began does not exceed 10% of the aggregate loans sold to Fannie Mae under the program and (ii) the average principal balance per loan of all mortgage loans delivered to Fannie Mae since the sales program began continues to be $4.0 million or less.
     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2006, Sovereign had a $12.6 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     Additionally, as a result of the acquisition of Independence, Sovereign acquired a servicing asset related to $463.5 million of single-family residential loans that were sold in the secondary market with servicing retained. The Company has recorded a servicing asset of $7.5 million related to this portfolio.
     Sovereign recorded servicing asset amortization of $0.7 million related to the two servicing assets that were acquired from Independence for the three-month period ended June 30, 2006.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in BOLI income is due to $300 million of purchases of BOLI which occurred in the second quarter of 2006 and $343.3 million of BOLI acquired as a result of the Independence transaction.
     We recorded a net loss on investment securities of $305.0 million for the three-month and six-month periods ended June 30, 2006 compared to net gains of $3.4 million and $11.3 million for the same periods in 2005. The $305 million was primarily due to the previously mentioned $238.3 million restructuring charge and an other-than-temporary impairment charge of $67.5 million on FNMA and FMLMC preferred stock.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
General and Administrative Expenses
     General and administrative expenses for the three-month and six-month periods ended June 30, 2006 were $303.3 million and $583.3 million compared to $273.4 million and $530.5 million for the same periods in 2005. General and administrative expenses increased in 2006 primarily due to increased compensation and benefit costs associated with the hiring of additional team members and a month of operating expenses associated with the Independence acquisition. Sovereign anticipates completing the integration of Independence’s operating system in September 2006 which, when completed, will have a positive impact on Sovereign’s operating expenses. However, Sovereign anticipates higher general and administrative expenses during the third quarter as a result of the full quarter impact of the Independence acquisition. Average full time equivalents during the second quarter of 2006 rose to 9,760 from 9,491 for the comparable prior year period.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense and proxy and related professional fees. Other expenses were $58.9 million and $103.7 million for the three-month and six-month periods ended June 30, 2006, compared to $27.1 million and $90.9 million for the same periods in 2005. The reasons for the variances are discussed below.
     Total merger-related and integration costs for the six months ended June 30, 2006 consisted of $6.3 million of charges related to Independence and $2.8 million of reversals associated with previous acquisitions whose actual costs were lower than initially estimated. Net merger-related and integration charges of $19.9 million were recorded in the six-month period ended June 30, 2005 which were primarily related to the Waypoint acquisition closed in the first quarter of 2005. See Note 13 for additional details.
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $24.3 million at June 30, 2006. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $7.0 million and $13.8 million for the three-month and six-month periods ended June 30, 2006, respectively and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never been phased out. However, the recent volatility in oil prices has raised the possibility of a phase out in 2006 and 2007. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
     Sovereign recorded intangible amortization expense of $24.2 million and $41.4 million for the three-month and six-month periods ended June 30, 2006 compared to $18.8 million and $37.8 million for the corresponding periods in the prior year. The reason for the increase is due to the amortization expense of $7.5 million related to the intangible assets recorded during the Independence acquisition partially offset by decreased core deposit intangible amortization expense on previous acquisitions.
     As discussed in Note 8, Sovereign recorded a pretax charge of $11.4 million related to notification by the SEC that certain of our fair value hedges failed to meet the criteria for hedge accounting under SFAS No. 133. This was recorded within other expenses as losses from economic hedges on Sovereign’s consolidated statement of operations.
     Also impacting other expenses were proxy and related professional fees of $14.3 million recorded in the three-month period ended March 31, 2006. Due to the recent settlement with Relational we do not anticipate any additional significant costs related to this matter. See Note 15 for further discussion related to this settlement.
Income Tax Provision/ (Benefit)
     The income tax benefit was $(71.9) million and $(28.8) for the three-month and six-month periods ended June 30, 2006, compared to a provision of $59.1 million and $109.7 million for the same periods in 2005. The effective tax rates for the three-month and six-month periods ended June 30, 2006 were impacted by the tax benefit recorded on the $238.3 million loss on our investment restructuring and the $67.5 million other-than-temporary charge on FNMA/FHLMC preferred stock which resulted in a tax benefit of $71.9 million or 54.9% for the three months ending June 30, 2006 and a tax benefit of $28.7 million or 53.7% for the six months ending June 30, 2006 compared to 24.4% and 25.0% for the same periods in 2005. The effective tax rate differs from the statutory rate

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership.
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
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. Effective in the first quarter of 2006, the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is allocated to each business line based on a risk profile of their loan portfolio. Previously, this amount was recorded in the Other segment. Prior periods have been reclassified to conform to the current period presentation. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. As a result of the Independence acquisition, the Company included Independence’s results in Other. Beginning in the fourth quarter of 2006, Sovereign anticipates that its business unit profitability reporting unit system will be reorganized which will include a Metro New York Banking Division. This new segment will be primarily comprised of the net assets of Independence.
     The Mid-Atlantic Banking Division’s net interest income decreased $8.7 million and $7.1 million to $140.2 million and $280.8 million for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in the preceding year. The average balance of loans was $6.1 billion with an average yield of 6.94% for the six-months ended June 30, 2006 compared to an average balance of $6.3 billion with an average yield of 5.73% for the corresponding period in the preceding year. The average balance of deposits was $15.4 billion at a cost of 2.38% for the six-months ended June 30, 2006, compared to $14.9 billion at a cost of 1.41% for the same period a year ago. The reason for the decrease in the loan average balances is due to $1.4 billion of home equity and line of credit sales in the second half of 2005. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $0.9 million and $3.3 million was due to loan and deposit fees that grew due to the increased balances of these items. The provision for loan losses decreased $1.6 million and $4.3 million for the three-months and six-months ended June 30, 2006 due to lower charge-offs in the division’s loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $95.3 million and $185.3 million for the three-months and six-months ended June 30, 2005, to $103.7 million and $200.7 million for the corresponding periods in 2006. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise.
     The New England Banking Division’s net interest income increased $1.2 million and $5.4 million to $165.5 million and $328.8 million for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to a slight expansion in net interest margin, as interest earning asset yields have increased at a faster rate than interest bearing liabilities. The average balance of loans was $5.4 billion with an average yield of 6.80% for the six-months ended June 30, 2006 compared to an average balance of $5.3 billion with an average yield of 5.72% for the corresponding period in the preceding year. The average balance of deposits was $17.7 billion at a cost of 2.08% for the six-months ended June 30, 2006, compared to $17.3 billion at a cost of 1.22% for the same period a year ago. The reason for the increase in the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
loan and deposit average balances is due to organic growth. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $3.1 million and $4.4 million was due primarily from fees generated from higher loan and deposit balances. The provision for loan losses increased $1.7 million and $3.3 million to $4.3 million and $7.7 million for the three-month and six-month periods ended June 30, 2006 due to increased charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $106.3 million and $208.9 million for the three-months and six-months ended June 30, 2005, to $116.9 million and $226.0 million for the three-months and six-months ended June 30, 2006. The increase in general and administrative expenses is principally due to Sovereign’s continued investment in people and processes to support its expanding franchise.
     The Shared Services Consumer segment net interest income decreased $1.0 million and $0.3 million to $79.5 million and $166.4 million for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in the preceding year. The reason for the decline in net interest income for the three-month and six-month periods ended June 30, 2006 was due to the margin compression experienced on our consumer loans compared with margins from a year earlier. The average balance and yield earned on loans by this segment for the six-month period ended June 30, 2006 was $23.8 billion and 5.71%, respectively, compared with $20.3 billion and 5.22% for the corresponding period in the prior year. The increase in loan balances was driven by strong residential loan originations. The provision for loan losses increased $10.5 million and $17.0 million to $20.6 million and $39.8 million at June 30, 2006 due primarily to higher charge-offs on our correspondent home equity loan business. Sovereign deemphasized these loan purchases in the latter half of 2005 and in the first quarter of 2006 decided to cease purchasing loans from this channel for the foreseeable future. As a result, Sovereign terminated certain employees that had previously supported this group and incurred a $1.4 million severance charge which was recorded in compensation and benefits within general and administrative expenses during the first quarter of 2006. General and administrative expenses (including allocated corporate and direct support costs) decreased slightly from $29.4 million and $58.7 million for the three-months and six-months ended June 30, 2005, to $28.0 million and $63.0 million for the three-months and six-months ended June 30, 2006.
     The Shared Services Commercial segment net interest income decreased $1.7 million and $1.5 million to $56.5 million and $110.3 million for the three-month and six-month periods ended June 30, 2006 compared to the corresponding period in the preceding year. The decrease in net interest income was principally due to margin compression. The average balance and yield earned on loans by this segment for the six-months ended June 30, 2006 was $9.8 billion and 7.10%, respectively, compared with $8.3 billion and 5.66% for the corresponding period in the prior year. The increase in fees and other income of $5.4 million and $9.3 million was due to the increased level of loans. The provision for loan losses decreased $0.7 million and increased $1.0 million to $1.5 million and $4.6 million for the three-months and six-months ended June 30, 2006. General and administrative expenses (including allocated corporate and direct support costs) were $34.2 million and $63.8 million for the three-months and six-months ended June 30, 2006 compared with $34.5 million and $66.0 for the corresponding periods in the prior year.
     The net loss before income taxes for Other increased $322.6 million to $(374.9) million and $(451.0) million for the three-months and six-months ended June 30, 2006 compared to the corresponding periods in the preceding year. Net interest expense decreased $35.8 million and $25.8 million to a net expense of $2.9 million and $43.5 million for the three-months and six-months ended June 30, 2006 compared to the corresponding periods in the preceding year due primarily to a $1.3 billion increase in average investments offset by a $3.0 billion increase in average borrowings. Average borrowings for the six-month period ended June 30, 2006 and 2005 was $20.0 billion and $17.0 billion, respectively, with an average cost of 4.53% and 3.73%. Average investments for the six-month period ended June 30, 2006 and 2005 was $13.5 billion and $12.2 billion respectively, at an average yield of 5.50% and 5.06%. The increase in cost is due to the rise in market interest rates between periods.
     The Other segment includes merger-related and integration charges of $6.3 million and $3.5 million for the three-months and six-months ended June 30, 2006 as compared to a reversal of $8.4 million for the three-month period ended June 30, 2005 and charges of $19.9 million for the six-month period ended June 30, 2005. The three-month period ended June 30, 2006 also includes the previously mentioned pre-tax charges associated with the investment restructuring of $238.3 million, the other-than-temporary impairment charge on FNMA and FHLMC preferred stock of $67.5 million and the loss on economic hedges of $11.4 million.
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
FINANCIAL CONDITION
Loan Portfolio
     At June 30, 2006, commercial loans totaled $29.0 billion representing 47.1% of Sovereign’s loan portfolio, compared to $16.6 billion or 38.0% of the loan portfolio at December 31, 2005 and $16.2 billion or 39% of the loan portfolio at June 30, 2005. At June 30, 2006 and December 31, 2005, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2005 has primarily been driven by the acquisition of Independence and their related loan portfolio of $13.2 billion and organic loan growth.
     Due to the acquisition of Independence, Sovereign now has a sizable multifamily loan portfolio. At June 30, 2006, this portfolio totaled $6.1 billion, representing 10% of Sovereign’s loan portfolio.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $10.5 billion and residential loans of $17.2 billion) totaled $27.7 billion at June 30, 2006, representing 45.1% of Sovereign’s loan portfolio, compared to $22.3 billion, or 50.8%, of the loan portfolio at December 31, 2005 and $20.3 billion or 49.2% of the loan portfolio at June 30, 2005. The increase in the consumer loan portfolio secured by real estate was driven by the acquisition of Independence which increased consumer loans by $2.4 billion along with continued growth in our residential mortgage loan portfolio as a result of a decrease in the amount of residential mortgage loans sold in the secondary market in the second quarter of 2006 as a result of margin compression.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $4.4 billion and other consumer loans of $459 million) totaled $4.9 billion at June 30, 2006, representing 7.8% of Sovereign’s loan portfolio, compared to $4.9 billion, or 11.2%, of the loan portfolio at December 31, 2005 and $4.8 billion or 11.7% of the loan portfolio at June 30, 2005.
Non-Performing Assets
     At June 30, 2006, Sovereign’s non-performing assets increased by $53.5 million to $259.1 million compared to $205.6 million at December 31, 2005. This increase is due to the addition of Independence loans in the second quarter of 2006. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets improved to 0.42% at June 30, 2006 from 0.47% at December 31, 2005. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2006	2005
Non-accrual loans:
Consumer:
Residential mortgages	$34,812	$30,393
Home equity loans and lines of credit	63,632	55,543
Auto loans and other consumer loans	2,912	2,389

Total consumer loans	101,356	88,325
Commercial	69,264	68,572
Commercial real estate	46,535	31,800
Multifamily	1,959	—

Total non-accrual loans	219,114	188,697
Restructured loans	576	777

Total non-performing loans	219,690	189,474

Other real estate owned	35,899	11,411
Other repossessed assets	3,487	4,678

Total other real estate owned and other repossessed assets	39,386	16,089

Total non-performing assets	$259,076	$205,563

Past due 90 days or more as to interest or principal and accruing interest	$53,397	$54,794
Annualized net loan charge-offs to average loans	0.23%	0.20%
Non-performing assets as a percentage of total assets	0.29%	0.32%
Non-performing loans as a percentage of total loans	0.36%	0.43%
Non-performing assets as a percentage of total loans and real estate owned	0.42%	0.47%
Allowance for credit losses as a percentage of total non-performing assets (1)	212.8%	213.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	251.0%	231.1%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest decreased by $1.4 million from December 31, 2005 to June 30, 2006, attributable to an increase of $2.8 million in the home equity loans and lines of credit portfolio and decreases of $2.3 million in the auto loans and other consumer loans portfolios and $1.9 million in the residential portfolio.
     Potential problem loans (loans for which management has doubts as to the borrowers ability to comply with present repayment terms, principally commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $99.5 million and $57.2 million at June 30, 2006 and December 31, 2005, respectively. As a percentage of total loans, potential problem loans were 0.16% and 0.13% at June 30, 2006 and December 31, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	June 30, 2006		December 31, 2005
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$349,078	47%	$220,314	38%
Consumer loans secured by real estate	131,751	45	142,728	51
Consumer loans not secured by real estate	50,898	8	50,557	11
Unallocated allowance	5,645	n/a	6,000	n/a

Total allowance for loan losses	$537,372	100%	$419,599	100%
Reserve for unfunded lending commitments	14,040		18,212

Total allowance for credit losses	$551,412		$437,811

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $220.3 million at December 31, 2005 to $349.1 million at June 30, 2006. This is a result of loans acquired from the Independence acquisition as well as an increase in classified loans which required additional reserves. As a percentage of commercial loans, the allowance decreased from 1.32% to 1.20% at June 30, 2006 which reflects the lower reserve requirements needed on certain Independence commercial loans compared to Sovereign’s reserves on its historical commercial portfolio.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio decreased from $142.7 million at December 31, 2005, to $131.8 million at June 30, 2006 due primarily to continued favorable credit quality which reduced the loss factors for this portfolio and an increase in the proportion of residential mortgages in the consumer secured by real estate portfolio which carry lower reserve requirements than our home equity loan portfolios.
     During the second quarter of 2006, Sovereign entered into a credit default swap on $5.2 billion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first ten basis points of losses on the $5.2 billion residential real estate loan portfolio. Sovereign is reimbursed for losses above ten basis points up to aggregate losses of 120 basis points under the terms of the credit default swap. This credit default swap term is equal to the term of the loan portfolio. The structure resulted in fewer reserves being allocated to the residential loan portfolio as a portion of the losses are reimbursed through the credit default swap.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased slightly from $50.6 million at December 31, 2005 to $50.9 million at June 30, 2006.
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $5.6 million at June 30, 2006 from $6.0 million at December 31, 2005. Management continuously evaluates current economic conditions and loan portfolio trends. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses which exist within the loan portfolios.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has declined from $18.2 million at December 31, 2005 to $14.0 million at June 30, 2006 due to a reduction in reserve factors on this category reflecting low loss exposure on these commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at June 30, 2006 was 4.9 years.
     Total investment securities available-for-sale were $12.2 billion at June 30, 2006 and $7.3 billion at December 31, 2005. The reason for the increase is due to the reclassification of our held-to-maturity securities to available for sale during the second quarter. Our held-to-maturity securities totaled $4.6 billion at December 31, 2005. For additional information with respect to Sovereign’s investment securities (including the reclassification of our held-to-maturity securities to available for sale), see Note 3 in the Notes to Consolidated Financial Statements.
Goodwill and Core Deposit Intangible Assets
     Goodwill increased by $2.2 billion since December 31, 2005 due primarily to the Independence acquisition and core deposit intangibles increased by $393.9 million since December 31, 2005 due to year-to-date amortization expense of $41.1 million, offset by a core deposit intangible asset of $435.0 million recorded in connection with the Independence acquisition. See Note 10 for the anticipated amortization expense for each of the five succeeding calendar years ending December 31st. There were no goodwill or core deposit intangible asset impairment charges recorded in 2005 and through June 30, 2006.
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2006 were $52.6 billion compared to $38.0 billion at December 31, 2005.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2006 and December 31, 2005 were $26.2 billion and $18.7 billion, respectively.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.3 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at June 30, 2006. Sovereign’s retained interests and servicing assets in such QSPEs was $103.2 million at June 30, 2006 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At June 30, 2006, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 14 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.

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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2006 and December 31, 2005, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2006 and December 31, 2005 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at June 30, 2006:
Regulatory capital	$4,174,273	$4,174,273	$4,093,161	$5,323,016
Minimum capital requirement (1)	1,329,226	2,658,453	2,070,770	4,141,540

Excess	$2,845,047	$1,515,820	$2,022,391	$1,181,476

Sovereign Bank capital ratio	6.28%	6.28%	7.91%	10.28%

Sovereign Bank at December 31, 2005:
Regulatory capital	$4,167,306	$4,167,306	$4,090,381	$5,313,535
Minimum capital requirement (1)	1,219,112	2,438,224	1,993,145	3,986,289

Excess	$2,948,194	$1,729,082	$2,097,236	$1,327,246

Sovereign Bank capital ratio	6.84%	6.84%	8.21%	10.66%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at June 30, 2006 (1)	3.73%	3.25%	5.69%
Capital ratio at December 31, 2005 (1)	5.05%	4.73%	6.68%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The Sovereign Bancorp capital ratios at June 30, 2006 were negatively impacted by the loss on sale of securities, the other-than-temporary impairment, and the purchase accounting adjustments and related goodwill recorded in connection with the Independence acquisition.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2006, Sovereign had $2.1 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Sovereign also has approximately $2.1 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.
     Cash and cash equivalents increased $582.1 million from December 31, 2005. Net cash used by operating activities was $2.5 billion for 2006. Net cash used by investing activities for 2006 was $5.0 billion and consisted primarily of the purchase of loans and investment securities of $5.0 billion and $2.4 billion, respectively, a net increase in loans of $2.0 billion, and the net cash paid for Independence of $2.7 billion, offset by proceeds from loan and investment sales of $2.5 billion and $4.0 million, respectively. Net cash provided by financing activities for 2006 was $8.1 billion, which was primarily due to an increase in net deposits of $3.6 billion, proceeds from the issuance of common and preferred stock of $2.2 billion and an net increase in borrowings of $2.0 billion.

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
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$19,560,954	$12,696,017	$2,202,508	$1,172,785	$3,489,644
Securities sold under repurchase agreements (1)	2,032,103	481,699	777,379	427,309	345,716
Fed Funds (1)	931,200	931,200	—	—	—
Other debt obligations (1)	5,279,735	474,303	1,669,157	894,743	2,241,532
Junior subordinated debentures due to Capital Trust entities (1)(2)	5,116,930	115,523	235,292	236,252	4,529,863
Certificates of deposit (1)	16,823,930	12,776,987	2,656,039	826,134	564,770
Investment partnership commitments (3)	67,898	39,228	24,907	3,545	218
Operating leases	709,926	94,342	157,154	117,132	341,298

Total contractual cash obligations	$50,522,676	$27,609,299	$7,722,436	$3,677,900	$11,513,041

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $36.6 billion that are due on demand by customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2006 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$18,429,513	$9,804,293	$2,925,396	$2,954,453	$2,745,371
Standby letters of credit	3,057,900	717,618	905,405	1,273,957	160,920
Loans sold with recourse	74,274	74,274	—	—
Forward buy commitments	1,426,133	1,426,133	—	—	—

Total commercial commitments	$22,987,820	$12,022,318	$3,830,801	$4,228,410	$2,906,291

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.7 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2006 was $3.1 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.5 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2006. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated
percentage
increase/(decrease) to
If interest rates changed in parallel by the	net interest
amounts below at June 30, 2006	income would result
Up 100 basis points	(1.52)%
Up 200 basis points	(7.24)%
Down 100 basis points	3.77%
     Sovereign also monitors the relative repricing sensitivities of its assets versus its liabilities. Management attempts to keep assets and liabilities in balance so that when interest rates do change, the net interest income of Sovereign will not experience any significant short-term volatility as a result of assets repricing more quickly than liabilities or vice versa. As of June 30, 2006, the one year cumulative gap was (7.03)%, compared to (3.87)% at December 31, 2005. As we approach the end of the Federal Reserve interest rate tightening cycle, management has adjusted its target for managing its interest rate position from asset sensitive to slightly liability sensitive.
     We estimate that once the full impact of the balance sheet restructuring is completed in the third quarter we will see a reduction in the interest rate risk sensitivity measures. We expect to see the overall position to remain liability sensitive but to a lesser extent. We continue to focus on maintaining an interest rate risk position that ensures we are not overly sensitive to changes in interest rates.
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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at June 30, 2006	June 30, 2006	December 31, 2005
Base	12.30%	12.38%
Up 200 basis points	11.56%	11.82%
Up 100 basis points	11.98%	12.16%
Down 100 basis points	12.37%	12.37%
Down 200 basis points	12.01%	12.00%

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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
     On June 1, 2006, Sovereign completed its acquisition of Independence. However, none of Independence’s operating systems have been integrated at this time. We anticipate that Independence’s operating systems will be converted on September 8, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1 is not applicable.
Item 1A. – Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A. to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2006:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
4/1/06 through 4/30/06	3,804	$20.94	N/A	19,500,000
5/1/06 through 5/31/06	92	21.76	N/A	19,500,000
6/1/06 through 6/30/06	175	20.28	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of June 30, 2006. Twenty one million shares have been purchased under these repurchase programs as of June 30, 2006. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 4,071 shares outside of publicly announced repurchase programs during the second quarter of 2006.

Items 3 – 5 are not applicable or the response is negative.
Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Registration on Form S-8, SEC File No. 333-134976, filed June 13, 2006)

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Registration on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(4.1)	Senior Trust Indenture dated as of November 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(4.2)	Form of Certificate representing the Series C Non-Cumulative Perpetual Preferred Stock of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006)

(4.3)	Deposit Agreement, dated as of May 1, 2006, among Sovereign Bancorp, Inc., Mellon Investor Services LLC, as Depositary, and holders from time to time of Depositary Receipts (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006)

(4.4)	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3 above)

(4.5)	Form of 7.75% Capital Securities due 2036 of Sovereign Capital Trust V (included as Exhibit A-1 to Exhibit 4.9 below)

(4.6)	Form of Common Securities of Sovereign Capital Trust V (included as Exhibit A-2 to Exhibit 4.9 below)

(4.7)	Form of 7.75% Junior Subordinated Notes due 2036 of Sovereign Bancorp, Inc. (included as Exhibit A to Exhibit 4.8 below)

(4.8)	Fourth Supplemental Indenture, dated as of May 22, 2006, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), under the Indenture, dated as of September 1, 1999, between the Sovereign Bancorp, Inc. and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.9)	Amended and Restated Declaration of Trust of Sovereign Capital Trust V dated as of May 22, 2006 (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.10)	Capital Securities Agreement, dated as of May 22, 2006, between Sovereign Bancorp, Inc. and The Bank of New York, as Trustee, for the benefit of holders of the 7.75% Capital Securities of Sovereign Capital Trust V (Incorporated by reference to Exhibit 4.6 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.11)	Common Securities Agreement, dated as of May 22, 2006, by Sovereign Bancorp, Inc. for the benefit of holders of Common Securities of Sovereign Capital Trust V (Incorporated by reference to Exhibit 4.7 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.12)	Form of 7.908% Capital Securities due 2036 of Sovereign Capital Trust VI (included as Exhibit A-1 to Exhibit 4.16 below)

(4.13)	Form of Common Securities of Sovereign Capital Trust VI (included as Exhibit A-2 to Exhibit 4.16 below)

(4.14)	Form of 7.908% Junior Subordinated Notes due 2036 of Sovereign Bancorp, Inc. (included as Exhibit A to Exhibit 4.15 below)

(4.15)	Fifth Supplemental Indenture, dated as of June 13, 2006, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), under the Indenture, dated as of September 1, 1999, between the Sovereign Bancorp, Inc. and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.16)	Amended and Restated Declaration of Trust of Sovereign Capital Trust VI dated as of June 13, 2006 (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.17)	Capital Securities Agreement, dated as of June 13, 2006, between Sovereign Bancorp, Inc. and The Bank of New York, as Trustee, for the benefit of holders of the 7.908% Capital Securities of Sovereign Capital Trust VI (Incorporated by reference to Exhibit 4.6 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.18)	Common Securities Agreement, dated as of June 13, 2006, by Sovereign Bancorp, Inc. for the benefit of holders of Common Securities of Sovereign Capital Trust VI (Incorporated by reference to Exhibit 4.7 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.19)	Certificate of Trust for Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.20)	Declaration of Trust, dated as of May 18, 2006, among Sovereign Bancorp, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee, for Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.21)	Form of Amended and Restated Declaration of Trust for Sovereign Capital Trust VII (including the forms of preferred security and common security to be issued thereunder) (Incorporated by reference to Exhibit 4.21 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.22)	Form of Guarantee with respect to the preferred securities of Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.22 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.23)	Certificate of Trust for Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.24)	Declaration of Trust, dated as of May 18, 2006, among Sovereign Bancorp, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee, for Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.24 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.25)	Form of Amended and Restated Declaration of Trust for Sovereign Capital Trust VIII (including the forms of preferred security and common security to be issued thereunder) (Incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.26)	Form of Guarantee with respect to the preferred securities of Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(10.1)	Second Amendment, dated as of May 31, 2006, to Investment Agreement, dated as of October 24, 2005, by and between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 6, 2006)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: August 9, 2006	/s/ Jay S. Sidhu
Jay S. Sidhu, Chairman,
Chief Executive Officer and President
(Authorized Officer)

Date: August 9, 2006	/s/ Mark R. McCollom
Mark R. McCollom
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Registration on Form S-8, SEC File No. 333-134976, filed June 13, 2006)

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Registration on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(4.1)	Senior Trust Indenture dated as of November 1, 2005, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), as Trustee (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(4.2)	Form of Certificate representing the Series C Non-Cumulative Perpetual Preferred Stock of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 4.2 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006)

(4.3)	Deposit Agreement, dated as of May 1, 2006, among Sovereign Bancorp, Inc., Mellon Investor Services LLC, as Depositary, and holders from time to time of Depositary Receipts (Incorporated by reference to Exhibit 4.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 1, 2006)

(4.4)	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3 above)

(4.5)	Form of 7.75% Capital Securities due 2036 of Sovereign Capital Trust V (included as Exhibit A-1 to Exhibit 4.9 below)

(4.6)	Form of Common Securities of Sovereign Capital Trust V (included as Exhibit A-2 to Exhibit 4.9 below)

(4.7)	Form of 7.75% Junior Subordinated Notes due 2036 of Sovereign Bancorp, Inc. (included as Exhibit A to Exhibit 4.8 below)

(4.8)	Fourth Supplemental Indenture, dated as of May 22, 2006, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), under the Indenture, dated as of September 1, 1999, between the Sovereign Bancorp, Inc. and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.9)	Amended and Restated Declaration of Trust of Sovereign Capital Trust V dated as of May 22, 2006 (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.10)	Capital Securities Agreement, dated as of May 22, 2006, between Sovereign Bancorp, Inc. and The Bank of New York, as Trustee, for the benefit of holders of the 7.75% Capital Securities of Sovereign Capital Trust V (Incorporated by reference to Exhibit 4.6 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.11)	Common Securities Agreement, dated as of May 22, 2006, by Sovereign Bancorp, Inc. for the benefit of holders of Common Securities of Sovereign Capital Trust V (Incorporated by reference to Exhibit 4.7 to Sovereign Bancorp’s Current Report on Form 8-K filed on May 22, 2006)

(4.12)	Form of 7.908% Capital Securities due 2036 of Sovereign Capital Trust VI (included as Exhibit A-1 to Exhibit 4.16 below)

(4.13)	Form of Common Securities of Sovereign Capital Trust VI (included as Exhibit A-2 to Exhibit 4.16 below)

(4.14)	Form of 7.908% Junior Subordinated Notes due 2036 of Sovereign Bancorp, Inc. (included as Exhibit A to Exhibit 4.15 below)

(4.15)	Fifth Supplemental Indenture, dated as of June 13, 2006, between Sovereign Bancorp, Inc. and BNY Midwest Trust Company (as successor to Harris Trust and Savings Bank), under the Indenture, dated as of September 1, 1999, between the Sovereign Bancorp, Inc. and Harris Trust and Savings Bank (Incorporated by reference to Exhibit 4.4 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.16)	Amended and Restated Declaration of Trust of Sovereign Capital Trust VI dated as of June 13, 2006 (Incorporated by reference to Exhibit 4.5 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.17)	Capital Securities Agreement, dated as of June 13, 2006, between Sovereign Bancorp, Inc. and The Bank of New York, as Trustee, for the benefit of holders of the 7.908% Capital Securities of Sovereign Capital Trust VI (Incorporated by reference to Exhibit 4.6 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.18)	Common Securities Agreement, dated as of June 13, 2006, by Sovereign Bancorp, Inc. for the benefit of holders of Common Securities of Sovereign Capital Trust VI (Incorporated by reference to Exhibit 4.7 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 13, 2006)

(4.19)	Certificate of Trust for Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.19 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.20)	Declaration of Trust, dated as of May 18, 2006, among Sovereign Bancorp, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee, for Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.20 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.21)	Form of Amended and Restated Declaration of Trust for Sovereign Capital Trust VII (including the forms of preferred security and common security to be issued thereunder) (Incorporated by reference to Exhibit 4.21 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.22)	Form of Guarantee with respect to the preferred securities of Sovereign Capital Trust VII (Incorporated by reference to Exhibit 4.22 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.23)	Certificate of Trust for Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.23 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.24)	Declaration of Trust, dated as of May 18, 2006, among Sovereign Bancorp, Inc., as Depositor, The Bank of New York, as Property Trustee, and The Bank of New York (Delaware), as Delaware Trustee, for Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.24 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.25)	Form of Amended and Restated Declaration of Trust for Sovereign Capital Trust VIII (including the forms of preferred security and common security to be issued thereunder) (Incorporated by reference to Exhibit 4.25 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(4.26)	Form of Guarantee with respect to the preferred securities of Sovereign Capital Trust VIII (Incorporated by reference to Exhibit 4.26 to Amendment No. 1 to Sovereign Bancorp’s Registration Statement on Form S-3, SEC File No. 333-133514, filed June 2, 2006)

(10.1)	Second Amendment, dated as of May 31, 2006, to Investment Agreement, dated as of October 24, 2005, by and between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.3 to Sovereign Bancorp’s Current Report on Form 8-K filed on June 6, 2006)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.