Form 10-Q
period 2006-09-30
SOVEREIGN BANCORP INC
filed 2006-11-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended September 30, 2006
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐.       No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock (no par value)	472,910,533 shares

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	4
Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2006 and 2005	5-6
Consolidated Statement of Stockholders’ Equity for the nine-month period ended September 30, 2006	7
Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005	8
Notes to Consolidated Financial Statements	9-35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36-58
Item 3. Quantitative and Qualitative Disclosures About Market Risk	59
Item 4. Controls and Procedures	59
PART II. OTHER INFORMATION
1. Legal Proceedings	60
1A. Risk Factors	60
Item 5. Other information	60
Item 6. Exhibits	61
SIGNATURES	62
EXHIBITS INDEX	63
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
Chief Executive Officer certification
Chief Financial Officer certification
Chief Executive Officer certification, pursuant to Section 906
Chief Financial Officer certification, pursuant to Section 906

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,932,603	$1,131,936
Investment securities:
Available-for-sale	12,821,075	7,258,402
Held-to-maturity	—	4,647,627
Other investments	1,020,723	651,299
Loans (including loans held for sale of $712,073 and $311,578 at September 30, 2006 and December 31, 2005, respectively)	63,177,720	43,803,847
Allowance for loan losses	(544,482)	(419,599)

Net loans	62,633,238	43,384,248

Premises and equipment	591,601	412,017
Accrued interest receivable	413,018	286,300
Goodwill	4,989,539	2,716,826
Core deposit intangibles and other intangibles, net of accumulated amortization of $594,916 and $519,380 at September 30, 2006 and December 31, 2005, respectively	532,626	213,975
Bank owned life insurance	1,704,955	1,018,125
Other assets	3,770,681	1,957,971

TOTAL ASSETS	$90,410,059	$63,678,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$52,783,614	$37,977,706
Borrowings and other debt obligations	27,100,522	18,720,897
Advance payments by borrowers for taxes and insurance	125,933	49,313
Other liabilities	1,456,241	914,451

TOTAL LIABILITIES	81,466,310	57,662,367

Minority interests	209,972	205,660

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 4,000,000 shares issued and outstanding	195,445	—
Common stock; no par value; 800,000,000 shares authorized; 478,808,877 shares issued at September 30, 2006 and 382,582,202 shares issued at December 31, 2005	6,166,992	3,657,543
Warrants and employee stock options issued	338,867	337,346
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 3,105,149 shares at September 30, 2006 and December 31, 2005	(21,396)	(21,396)
Treasury stock at cost; 3,098,115 shares at September 30, 2006 and 21,606,549 shares at December 31, 2005	(57,646)	(478,734)
Accumulated other comprehensive loss	(74,543)	(170,798)
Retained earnings	2,186,058	2,486,738

TOTAL STOCKHOLDERS’ EQUITY	8,733,777	5,810,699

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,410,059	$63,678,726

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(in thousands, except, per share data)
INTEREST INCOME:
Interest-earning deposits	$5,408	$2,022	$10,478	$6,151
Investment securities:
Available-for-sale	201,766	86,411	408,514	268,529
Held-to-maturity	1,065	47,624	105,091	137,834
Other investments	13,287	4,443	31,906	13,087
Interest on loans	1,019,325	620,742	2,516,413	1,725,950

TOTAL INTEREST INCOME	1,240,851	761,242	3,072,402	2,151,551

INTEREST EXPENSE:
Deposits and customer accounts	412,858	169,084	950,725	423,141
Borrowings and other debt obligations	336,206	183,817	787,161	499,564

TOTAL INTEREST EXPENSE	749,064	352,901	1,737,886	922,705

NET INTEREST INCOME	491,787	408,341	1,334,516	1,228,846
Provision for credit losses	45,000	20,000	118,500	64,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	446,787	388,341	1,216,016	1,164,846

NON-INTEREST INCOME:
Consumer banking fees	74,298	65,738	202,563	191,920
Commercial banking fees	47,690	39,519	130,655	102,576
Mortgage banking income	14,329	28,671	31,845	61,616
Capital markets revenue	4,009	5,382	10,211	13,768
Bank owned life insurance	20,116	12,066	46,802	35,887
Miscellaneous income	11,409	6,856	26,091	25,299

TOTAL FEES AND OTHER INCOME	171,851	158,232	448,167	431,066
Net gain/ (loss) on investment securities	29,154	1,675	(275,873)	13,009

TOTAL NON-INTEREST INCOME	201,005	159,907	172,294	444,075

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	182,607	140,532	475,852	401,460
Occupancy and equipment expenses	78,594	61,096	210,942	185,314
Technology expense	25,128	21,349	69,808	61,623
Outside services	17,928	15,362	49,275	43,815
Marketing expense	14,552	14,455	39,322	37,259
Other administrative expenses	33,009	24,107	89,891	77,935

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	351,818	276,901	935,090	807,406

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period			Nine-Month Period
	Ended September 30,			Ended September 30,
	2006	2005		2006	2005
OTHER EXPENSES:
Amortization of intangibles	$34,092	$18,284		$75,536	$56,055
Loss on economic hedges	—	—		11,387	—
Minority interest expense	6,149	5,837		18,220	17,257
Merger-related and integration charges (reversal)	28,403	(2,000)		31,862	12,744
Equity method investments	6,701	11,656		27,697	33,392
Lease and contract termination charges	—	(1,222)		—	3,982
Proxy and related professional fees	—	—		14,337	—

TOTAL OTHER EXPENSES	75,345	32,555		179,039	123,430

INCOME BEFORE INCOME TAXES	220,629	238,792		274,181	678,085
Income tax provision	36,620	57,749		7,830	167,420

NET INCOME	$184,009	$181,043		$266,351	$510,665

EARNINGS PER SHARE:
Basic	$0.39	$0.48	*	$0.62	$1.33	*

Diluted	$0.37	$0.45	*	$0.62	$1.27	*

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.04		$0.22	$0.11

*	After giving retroactive effect to the 5% stock dividend declared on June 15, 2006.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006
(unaudited)
(in thousands)

					Unallocated
	Common				Common		Accumulated		Total
	Shares			Warrants	Stock		Other		Stock-
	Out-	Common	Preferred	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2005	358,018	$3,657,543	$—	$337,346	$(21,396)	$(478,734)	$(170,798)	$2,486,738	$5,810,699

Comprehensive income:

Net income	—	—	—	—	—	—	—	266,351	266,351
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	—	121,079	—	121,079

Cash flow hedge derivative financial instruments	—	—	—	—	—	—	(24,824)	—	(24,824)
Total comprehensive income									362,606

Stock issued in connection with employee benefit and incentive compensation plans	2,284	8,166	—	(3,293)	—	36,388	—	—	41,261

Employee stock options earned	—	—	—	4,814	—	—	—	—	4,814

Dividends paid on common stock	—	—	—	—	—	—	—	(88,212)	(88,212)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(4,258)	(4,258)

Stock dividend	22,607	474,561	—	—	—	—	—	(474,561)	—

Issuance of common stock	89,944	2,026,722	—	—	—	389,954	—	—	2,416,676

Issuance of preferred stock, net of issuance costs	—	—	195,445	—	—	—	—	—	195,445
Stock repurchased	(247)	—	—	—	—	(5,254)	—	—	(5,254)

Balance, September 30, 2006	472,606	$6,166,992	$195,445	$338,867	$(21,396)	$(57,646)	$(74,543)	$2,186,058	$8,733,777

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine-Month Period
	Ended September 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$266,351	$510,665
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Provision for credit losses	118,500	64,000
Depreciation and amortization	155,427	125,565
Net amortization/accretion of investment securities and loan premiums and discounts	90,022	56,129
Net gain on sale of loans	(34,453)	(64,405)
Net (gain)/loss on investment securities	275,873	(13,009)
Net (gain)/loss on real estate owned and premises and equipment	896	(317)
Net loss on economic hedges	11,387	—
Stock-based compensation	22,442	24,197
Origination and purchases of loans held for sale, net of repayments	(2,157,720)	(1,217,578)
Proceeds from sales of loans held for sale	1,819,931	1,027,693
Net change in:
Accrued interest receivable	(47,882)	(39,108)
Other assets and bank owned life insurance	(1,955,915)	97,626
Other liabilities	69,645	199,490

Net cash provided by operating activities	(1,365,496)	770,948
CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities, net of acquisitions:
Proceeds from sales of investment securities:
Available-for-sale	9,644,535	1,585,817
Held-to-maturity	1,774,475	—
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,496,817	1,196,649
Held-to-maturity	186,845	443,297
Net change in FHLB stock	(331,916)	(559,193)
Purchases of available-for-sale investment securities	(10,481,973)	(2,532,052)
Purchases of held-to-maturity investment securities	(557,704)	(1,023,411)
Proceeds from sales of loans	4,003,156	5,602,784
Purchase of loans	(6,546,275)	(4,981,500)
Net change in loans other than purchases and sales	(3,394,957)	(3,876,106)
Proceeds from sales of premises and equipment	13,408	13,177
Purchases of premises and equipment	(76,074)	(68,175)
Proceeds from sales of real estate owned	5,249	5,991
Net cash (paid)/received from business combinations	(2,713,208)	281,229

Net cash used in investing activities	(6,977,622)	(3,911,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities, net of acquisitions:
Net increase/(decrease) in deposits and other customer accounts	3,771,155	1,895,196
Net increase/(decrease) in borrowings	2,545,871	1,537,718
Proceeds from senior notes and credit facility	875,000	800,000
Repayments of borrowings and other debt obligations	(550,000)	(350,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(32,640)	3,516
Cash dividends paid to preferred stockholders	(4,258)	—
Cash dividends paid to common stockholders	(88,212)	(39,493)
Proceeds from issuance of preferred stock, net of transaction costs	195,445	—
Proceeds from issuance of common stock, net of transaction costs	2,033,649	28,892
Treasury stock repurchases, net of proceeds	397,775	(457,966)

Net cash provided by financing activities	9,143,785	3,417,863

Net change in cash and cash equivalents	800,667	277,318
Cash and cash equivalents at beginning of period	1,131,936	1,160,922

Cash and cash equivalents at end of period	$1,932,603	$1,438,240

Supplemental Disclosures:
Income taxes paid	$82,081	$9,712
Interest paid	$1,316,197	$860,938
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Independence Bancorp, and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
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
(2) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method, the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance is calculated under the if-converted method. The Company’s average weighted shares outstanding used in the computation of earnings per share were restated after giving retroactive effect to a 5% stock dividend to shareholders of record on June 15, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
     The following table presents the computation of earnings per share for the periods indicated. (Amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$184,009	$181,043	$266,351	$510,665
Less preferred dividend	(1,825)	—	(4,258)	—

Net income available to common stockholders	182,184	181,043	262,093	510,665
Contingently convertible trust preferred interest expense, net of tax	6,344	6,344	19,006	19,074

Net Income for diluted EPS available to common stockholders	$188,528	$187,387	$281,099	$529,739

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	472,447	378,314	420,673	383,904
Dilutive effect of:
Warrants	27,435	27,399	27,427	27,393
Stock options	6,253	7,053	6,165	6,837

Weighted average diluted shares	506,135	412,766	454,265	418,134

EARNINGS PER SHARE:
Basic	$0.39	$0.48	$0.62	$1.33
Diluted	$0.37	$0.45	$0.62	$1.27

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	September 30, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$78,141	$—	$551	$77,590
Debentures of FHLB, FNMA, and FHLMC	256,700	1,634	3,938	254,396
Corporate debt and asset-backed securities	956,205	1,698	2,030	955,873
Equity securities (1)	894,381	41,809	—	936,190
State and municipal securities	2,512,528	35,844	3,037	2,545,335
Mortgage-backed securities:
U.S. government agencies	908,727	695	30,685	878,737
FHLMC and FNMA debt securities	2,244,497	12,238	9,121	2,247,614
Non-agency securities	5,020,613	6,107	101,380	4,925,340

Total investment securities available-for-sale	$12,871,792	$100,025	$150,742	$12,821,075

	December 31, 2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$48,507	$—	$764	$47,743
Debentures of FHLB, FNMA and FHLMC	182,809	2,098	2,970	181,937
Corporate debt and asset-backed securities	105,810	36	—	105,846
Equity securities (1)	967,515	1,231	13,595	955,151
State and municipal securities	4,758	11	301	4,468
Mortgage-backed securities:
U.S. government agencies	1,153,497	705	31,332	1,122,870
FHLMC and FNMA debt securities	2,094,665	1,751	59,626	2,036,790
Non-agency securities	2,860,278	1,396	58,077	2,803,597

Total investment securities available-for-sale	$7,417,839	$7,228	$166,665	$7,258,402

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.

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

     Investment securities available for sale and held to maturity with an estimated fair value of $9.7 billion and $8.4 billion were pledged as collateral for borrowings, interest rate protection agreements and certain deposits at September 30, 2006 and December 31, 2005, respectively.
     During the second quarter following the acquisition of Independence Community Bank Corp. (discussed in Note 18), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.38 per diluted share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that we were required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
The following table discloses the age of gross unrealized losses in Sovereign’s total investment portfolio (held to maturity and available for sale) as of September 30, 2006 and December 31, 2005 (in thousands):

	At September 30, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$31,162	$(184)	$39,952	$(367)	$71,114	$(551)
Debentures of FHLB, FNMA and FHLMC	122,714	(2,298)	110,335	(1,640)	233,049	(3,938)
Corporate debt and asset-backed securities	149,579	(546)	62,444	(1,484)	212,023	(2,030)
Equity securities	—	—	—	—	—	—
State and municipal securities	111,624	(24)	650,898	(3,013)	762,522	(3,037)
Mortgage-backed Securities:
U.S. government agencies	441	(9)	832,139	(30,676)	832,580	(30,685)
FHLMC and FNMA debt securities	227,268	(1,418)	307,194	(7,703)	534,462	(9,121)
Non-agency securities	1,268,464	(19,992)	2,381,948	(81,388)	3,650,412	(101,380)

Total investment securities available-for-sale	$1,911,252	$(24,471)	$4,384,910	$(126,271)	$6,296,162	$(150,742)

	At December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$25,937	$(368)	$28,899	$(543)	$54,836	$(911)
Debentures of FHLB, FNMA and FHLMC	150,671	(2,799)	9,835	(171)	160,506	(2,970)
Corporate debt and asset-backed securities	63,748	(895)	4	—	63,752	(895)
Equity securities	858,985	(13,595)	—	—	858,985	(13,595)
State and municipal securities	1,141,155	(17,468)	—	—	1,141,155	(17,468)
Mortgage-backed Securities:
U.S. government agencies	796,850	(22,276)	384,197	(11,920)	1,181,047	(34,196)
FHLMC and FNMA securities	1,180,024	(35,160)	2,490,404	(99,454)	3,670,428	(134,614)
Non-agency securities	1,462,615	(32,091)	1,359,094	(43,210)	2,821,709	(75,301)

Total investment securities available-for-sale and held to maturity	$5,679,985	$(124,652)	$4,272,433	$(155,298)	$9,952,418	$(279,950)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of September 30, 2006, management has concluded that the unrealized losses above on its debt securities (which totaled 257 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that ensure Sovereign will ultimately recover its cost). In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
     During the second quarter, the Company recorded an other-than-temporary impairment charge of $67.5 million ($43.9 million after-tax or $0.11 per diluted share) on FNMA and FHLMC perpetual preferred stock as management concluded that in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities” as recovery to Sovereign’s cost basis on these securities was not probable within a reasonable period of time based on the near-term prospects of the issuers and the anticipated interest rate and liquidity spreads expected in the near term. As of September 30, 2006, Sovereign held nine securities totaling $917 million of perpetual preferred stock of FHLMC and FNMA, which had an unrealized gain of $40.7 million.
(4) OTHER INVESTMENTS
     Other investments of $1.0 billion and $651 million at September 30, 2006 and December 31, 2005, respectively, represent Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. The increase in other investments is due to the investment in the FHLB stock of New York acquired in connection with the Independence acquisition, which is discussed in Note 18. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLB or to another member institution.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(5) LOANS
     The following table presents the composition of the loan portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$11,401,902	18.0%	$7,209,180	16.5%
Commercial and industrial loans	12,611,627	20.0	9,426,466	21.5
Multifamily loans (1)	5,970,796	9.5	—	—

Total Commercial Loans	29,984,325	47.5	16,635,646	38.0

Residential mortgages	17,817,283	28.2	12,462,802	28.4
Home equity loans and lines of credit	10,506,606	16.6	9,793,124	22.4

Total consumer loans secured by real estate	28,323,889	44.8	22,255,926	50.8

Auto loans	4,431,891	7.0	4,434,021	10.1
Other	437,615	0.7	478,254	1.1

Total Consumer Loans	33,193,395	52.5	27,168,201	62.0

Total Loans (2)	$63,177,720	100.0%	$43,803,847	100.0%

Total Loans with:
Fixed rate	$40,521,873	64.1%	$26,141,411	59.7%
Variable rate	22,655,847	35.9	17,662,436	40.3

Total Loans (2)	$63,177,720	100.0%	$43,803,847	100.0%

(1)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multifamily loans. As this was primarily a new asset class of Sovereign we have disclosed these loans separately in the table above. At December 31, 2005, Sovereign had approximately $475 million of multifamily loans which is classified in commercial real estate loans.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $291.6 million and $312.8 million at September 30, 2006 and December 31, 2005, respectively. Loans pledged as collateral totaled $25.8 billion and $15.8 billion at September 30, 2006 and December 31, 2005, respectively.
     Included in mortgage banking income on the Consolidated Statement of Operations are gains on the sale of mortgage loans, home equity loans, and multifamily loans. Sovereign had gains on the sales of these products for the three-month and nine-month periods ended September 30, 2006 of $14.7 million and $27.6 million compared with gains of $21.3 million and $56.0 million for the corresponding periods in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	September 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,687,150	12.7%	—%	$5,331,659	14.0%	—%
NOW accounts	10,517,818	19.9	2.67	8,844,875	23.3	2.07
Customer repurchase agreements	1,457,129	2.8	4.68	1,012,574	2.7	3.71
Savings accounts	4,919,190	9.3	0.64	3,460,292	9.1	0.79
Money market accounts	12,449,563	23.6	3.74	7,989,846	21.0	2.21
Certificates of deposit	16,752,764	31.7	4.50	11,338,460	29.9	3.79

Total Deposits	$52,783,614	100.0%	3.03%	$37,977,706	100.0%	2.25%

(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2006		December 31, 2005
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$258,824	3.92%	$189,112	4.19%
Fed funds purchased	1,605,000	5.20	819,000	4.14
FHLB advances	19,854,235	4.69	13,295,493	4.46
Asset-backed floating rate notes and secured financings	1,971,000	3.56	1,971,000	2.50
Subordinated notes	1,378,407	4.76	772,063	5.27
Holding company borrowings and other debt obligations:
Senior notes	498,444	5.16	797,916	4.76
Junior subordinated debentures due to Capital Trust Entities	1,534,612	7.66	876,313	8.09

Total borrowing and other debt obligations	$27,100,522	4.81%	$18,720,897	4.45%

     Sovereign currently has a series of callable advances totaling $2.8 billion with the FHLB. These advances provide variable funding (currently at 3.15%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.90% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
     On May 22, 2006, Sovereign’s wholly-owned subsidiary, Sovereign Capital Trust V issued $175 million capital securities which are due May 22, 2036. Principal and interest on Trust V Capital Securities are paid by junior subordinated debentures due to Trust V from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities represent preferred beneficial interests in Trust V. Distributions on the capital securities accrue from the original issue date and are payable, quarterly in arrears on the 15th day of February, May, August and November of each year, beginning on August 15, 2006 at an annual rate of 7.75%. The capital securities are not redeemable prior to May 22, 2011. The proceeds from the offering were used to finance a portion of the purchase price for Sovereign’s acquisition of Independence, which closed on June 1, 2006. Sovereign presents the junior subordinated debentures due to Trust V as a component of borrowings.
     On May 31, 2006, Sovereign’s wholly-owned subsidiary, Sovereign Capital Trust IX (the “Trust”) issued $150 million capital securities which are due July 7, 2036. Principal and interest on Trust IX Capital Securities are paid by junior subordinated debentures due to Trust IX from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities represent preferred beneficial interests in Trust IX. Distributions on the capital securities accrue from the original issue date and are payable, quarterly in arrears on the 7th day of January, April, July and October of each year, beginning on July 7, 2006 at an annual rate of three-month LIBOR plus 1.75%. The capital securities are callable at a redemption price of 105% of par during the first five years, after which they are callable at par. The proceeds from the offering were used to finance a portion of the purchase price for Sovereign’s pending acquisition of Independence, which closed on June 1, 2006. Sovereign presents the junior subordinated debentures due to Trust IX as a component of borrowings.
     On June 13, 2006, Sovereign’s wholly owned subsidiary, Sovereign Capital Trust VI issued $300 million capital securities which are due June 13, 2036. Principal and interest on Trust VI Capital Securities are paid by junior subordinated debentures due to Trust VI from Sovereign whose terms and conditions mirror the Capital Securities. The capital securities will represent preferred beneficial interests in Trust VI. Distributions on the capital securities accrue from the original issue date and are payable, semiannually in arrears on the 13th day of June and December of each year, beginning on December 13, 2006 at an annual rate of 7.91%. The capital securities are not redeemable prior to June 13, 2016. The proceeds from the offering were used for general corporate purposes. Sovereign presents the junior subordinated debentures due to Trust VI as a component of borrowings.
     The Capital Trusts above are variable interest entities as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Sovereign has determined that it is not the primary beneficiary of any of these trusts, and as a result, they are not consolidated by the Company.
     In connection with the acquisition of Independence, Sovereign assumed $250 million of senior notes and $400 million of subordinated borrowing obligations. The senior notes mature in September 2010 and carry a fixed rate of interest of 4.90%. The $400 million of subordinated notes include $250 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due March 2014 (“2004 Notes”) which bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 Sovereign has the right to redeem the 2004 Notes at par plus accrued interest. The subordinated notes also include $150.0 million aggregate principal amount of 3.50% Fixed Rate/ Floating Rate Subordinated Notes Due June 2013 (“2003 Notes”). The 2003 Notes bear interest at a fixed rate of 3.50% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 Sovereign has the right to redeem the 2003 Notes at par plus accrued interest.

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the quarter ended September 30, 2006 and 2005, hedge ineffectiveness of $2.2 million and $0.2 million was recorded in earnings associated with fair value hedges.
     During the second quarter of 2006, Sovereign terminated certain derivative positions that were previously designated as fair value hedges against $500 million of subordinated notes maturing in March 2013. The $41.3 million basis adjustment is being amortized under the effective yield method over the remaining term of the debt.
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
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the nine-months ended September 30, 2006 and 2005, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the nine-months ended September 30, 2006 or 2005 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of September 30, 2006, Sovereign expects approximately $25.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at September 30, 2006 and December 31, 2005 (dollars in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,066,000	$—	$22,931	4.20%	5.32%	2.2
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	8,500,000	20,336	53,824	5.44%	5.09%	2.6

Total derivatives used in SFAS 133 hedging relationships	$9,566,000	$20,336	$76,755	5.30%	5.11%	2.6

December 31, 2005
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$2,440,000	$—	$52,885	4.05%	4.54%	3.4
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	3,650,000	21,295	2,730	4.38%	4.17%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,090,000	$21,295	$55,615	4.25%	4.32%	2.5

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Summary information regarding other derivative activities at September 30, 2006 and December 31, 2005 follows (in thousands):

	September 30,	December 31,
	2006	2005
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(1,281)	$(538)
Interest rate lock commitments	691	475

Total mortgage banking risk management	(590)	(63)

Swaps receive fixed	(216)	(4,955)
Swaps pay fixed	26,479	27,919
Market value hedge	1,265	—

Net customer related interest rate hedges	27,528	22,964

Precious metals forward sale commitments	(22,248)	(47,982)
Precious metals forward settlement arrangements	22,580	46,430
Foreign exchange	452	740

Total activity	$27,722	$22,089

     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the nine-months ended September 30, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Nine-Months Ended
Derivative Activity	September 30, 2006	September 30, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.9 million and an increase to other liabilities of $22.9 million.	Resulted in a decrease of net interest income of $14.4 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and deferred taxes of $20.3 million, $53.8 million and $11.7 million, respectively, and decrease to stockholder’s equity of $21.8 million.	Resulted in an increase in net interest income of $6.7 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $1.3 million.	Decrease to mortgage banking income of $0.7 million.

Interest rate lock commitments	Increase to mortgage loans of $0.7 million.	Increase to mortgage banking income of $0.2 million.

Net customer related hedges	Increase to other assets of $27.5 million.	Increase in capital markets revenue of $3.3 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other assets of $0.3 million	Increase to commercial banking fees of $1.9 million.

Foreign exchange	Increase to other assets of $0.5 million.	Decrease to commercial banking revenues of $0.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2005 and for the nine-months ended September 30, 2005:

	Balance Sheet Effect at	Income Statement Effect For The Nine-Months
Derivative Activity	December 31, 2005	Ended September 30, 2005
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $24.0 million and $28.9 million, respectively, and an increase to other liabilities of $52.9 million.	Resulted in an increase of net interest income of $11.6 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.3 million, $2.7 million, and $12.1 million, respectively and a decrease to deferred taxes of $6.5 million	Resulted in a decrease in net interest income of $17.3 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $0.5 million.	Increase to mortgage banking income of $1.8 million.

Interest rate lock commitments	Increase to mortgage loans of $0.5 million.	Increase to mortgage banking income of $0.3 million.

Net customer related swaps	Increase to other assets of $23.0 million.	Increase in capital markets revenue of $1.5 million.

Forward commitments and forward settlement arrangements on precious metals	Decrease to other assets of $1.6 million	Decrease to commercial banking fees of $1.5 million.

Foreign exchange	Increase to other assets of $0.7 million.	Increase to commercial banking revenues of $0.4 million.
     Net interest income resulting from interest rate exchange agreements included $107.6 million and $225.5 million of income and $107.3 million and $233.3 million of expense for the three-month and nine-month periods ended September 30, 2006 compared with $32.5 million and $88.5 million of income and $35.3 million and $94.6 million of expense for the corresponding period in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $4.2 million and $9.0 million for the three-months and nine-months ended September 30, 2006, compared with $2.9 million and $7.0 for the three-months and nine-months ended September 30, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(9) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net (loss)/income	$184,009	$181,043	$266,351	$510,665
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(66,252)	5,068	(33,836)	12,361
Change in unrealized gains on investment securities available-for-sale, net of tax	200,808	(71,907)	51,954	(75,443)
Add unrealized loss resulting from HTM to AFS reclass, net of tax	—	—	(25,625)	—
Less reclassification adjustment, net of tax:
Derivative instruments	(3,037)	(3,037)	(9,012)	(9,011)
Investments available-for-sale	18,950	1,089	(94,750)	8,456

Comprehensive income	$302,652	$116,152	$362,606	$448,138

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $10.2 million and net accumulated losses on derivatives of $64.4 million at September 30, 2006 and net unrealized losses on securities of $131.3 million and net accumulated losses on derivatives of $39.5 million at December 31, 2005.
(10) CORE DEPOSIT INTANGIBLE ASSETS AND OTHER INTANGIBLES
     Core deposit intangibles, net of amortization, at September 30, 2006 was $508.9 million compared to $214.0 million at December 31, 2005, with the difference due to the addition of Independence core deposit intangibles of $369.1 million and amortization expense of $74.2 million for the nine-month period ended September 30, 2006.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2006	$107,403	$74,200	$33,203
2007	122,897	—	122,897
2008	100,467	—	100,467
2009	71,341	—	71,341
2010	56,617	—	56,617
     Sovereign recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. Amortization expense associated with these intangibles totaled $1.0 million for the third quarter of 2006 and $0.3 million for the second quarter of 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION
     On June 1, 2006, the Company added Independence’s results in the Other segment. Beginning in the third quarter of 2006, Sovereign reorganized its reporting structure to include a Metro New York Banking Division. This new segment is comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices, which were moved from the Mid-Atlantic segment. Prior period results have been reclassified to conform to the current presentation.
     The following tables present certain information regarding the Company’s segments (in thousands):

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$80,714	$164,778	$154,218	$81,952	$60,262	$(50,137)	$491,787
Fees and other income	21,825	43,012	39,653	7,129	39,411	20,821	171,851
Provision for credit losses	6,108	3,077	2,307	29,572	3,936	—	45,000
General and administrative expenses	72,581	124,536	104,837	26,478	37,242	(13,856)	351,818
Depreciation/Amortization	2,792	4,145	7,038	5,525	1,808	43,150	64,458
Income (loss) before income taxes	23,850	80,177	86,136	29,915	57,790	(57,239)	220,629
Intersegment revenues (expense) (1)	49,460	170,255	59,921	(314,743)	(144,488)	179,595	—
Total Average Assets	$4,889,186	$6,034,875	$19,355,785	$27,263,751	$11,943,506	$20,467,150	$89,954,253

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the nine-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$243,086	$493,547	$299,570	$248,358	$170,017	$(120,062)	$1,334,516
Fees and other income	62,993	126,803	72,582	29,839	105,088	50,862	448,167
Provision for credit losses	10,126	10,816	19,683	69,331	8,544	—	118,500
General and administrative expenses	212,111	369,750	202,926	91,860	100,423	(41,980)	935,090
Depreciation/Amortization	8,147	12,721	11,841	19,792	4,865	98,061	155,427
Income (loss) before income taxes	83,842	239,783	145,509	104,123	168,955	(468,031)	274,181
Intersegment revenues (expense) (1)	150,770	497,683	196,280	(837,957)	(379,000)	372,224	—
Total Average Assets	$4,742,221	$5,793,126	$9,840,829	$25,339,675	$11,268,081	$18,922,741	$75,906,673

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2005	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$85,785	$170,331	$64,224	$83,189	$60,061	$(55,249)	$408,341
Fees and other income	20,779	41,154	12,905	31,080	37,800	14,514	158,232
Provision for credit losses	3,701	1,272	1,459	12,222	1,346	—	20,000
General and administrative expenses	66,824	117,436	36,366	29,464	35,999	(9,188)	276,901
Depreciation/Amortization	2,671	3,644	1,230	8,928	1,752	23,983	42,208
Income (loss) before income taxes	36,669	93,278	39,320	70,606	60,951	(62,032)	238,792
Intersegment revenues (expense) (1)	49,077	153,636	62,094	(205,668)	(89,279)	30,140	—
Total Average Assets	$4,835,380	$5,774,949	$1,757,276	$21,716,475	$10,450,070	$17,066,705	$61,600,855

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the nine-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2005	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$249,762	$493,743	$188,150	$250,142	$171,861	$(124,812)	$1,228,846
Fees and other income	58,981	120,510	38,133	73,710	94,336	45,396	431,066
Provision for credit losses	15,346	5,705	3,042	35,000	4,907	—	64,000
General and administrative expenses	195,469	349,379	107,828	92,267	101,915	(39,452)	807,406
Depreciation/Amortization	7,537	12,471	3,683	23,195	4,337	74,342	125,565
Income (loss) before income taxes	100,363	261,011	115,447	186,443	161,667	(146,846)	678,085
Intersegment revenues (expense) (1)	142,014	430,452	180,531	(579,210)	(216,653)	42,866	—
Total Average Assets	$4,793,288	$5,627,217	$1,734,804	$21,100,498	$9,514,384	$17,032,974	$59,803,165

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
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits an entity (for each class of separately recognized servicing assets and servicing liabilities) to either continue to amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. In addition, the statement clarifies when a servicer should separately recognize servicing assets and servicing liabilities, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities elected to be subsequently measured at fair value. Finally, the statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of the financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sovereign will adopt this Statement on January 1, 2007 and anticipates continuing to account for our mortgage servicing rights as currently required by SFAS No. 140.
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
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157 there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007. Sovereign will adopt this interpretation on January 1, 2008.
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Sovereign will adopt the provisions of this standard related to recognizing funded status in equity as of December 31, 2006. The adoption of this standard is not expected to have a material effect on our financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) MERGER RELATED AND INTEGRATION CHARGES
          The following is a summary of amounts charged to earnings and the status of reserves related to business combinations (in thousands):

	First Essex	Seacoast	Waypoint	Independence
	acquisition	acquisition	acquisition	acquisition	Total
Reserve balance at December 31, 2005	$9,839	$12,748	$12,224	$—	$34,811
Charge recorded in earnings	—	—	—	32,193	32,193
Amount provided in purchase accounting	—	—	—	26,185	26,185
Payments	(2,842)	(2,754)	(2,953)	(24,351)	(32,900)
Changes in estimates (1)	2,467	(1,606)	(1,029)	—	(168)

Reserve balance as of September 30, 2006	$9,464	$8,388	$8,242	$34,027	$60,121

	For the nine-month
	period ended September 30,
	2006	2005
Merger related and integration charges (1)	$31,862	$12,744

(1)	Sovereign incurred a merger related charge of $2.5 million in the third quarter of 2006 related to a revised lease termination assumption for the First Essex acquisition. Additionally, Sovereign recorded merger and integration reserve reversals in the first quarter due to favorable conversion costs and other merger-related items being lower than amounts initially estimated. In addition to the Seacoast and Waypoint reversals above, Sovereign recorded a reversal of $0.2 million related to a bank that the Company acquired in 2002.
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS
     As described more fully in our annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with SFAS No. 140. During the third quarter of 2006, Sovereign securitized $900 million of automotive floor plan loans under a three-year revolving term securitization. Sovereign retained servicing responsibilities for the loans and maintained other retained interests in the securitized loans. These retained interests include an interest-only strip, a cash reserve account and a subordinated note. The Company estimated the fair value of these retained interests by determining the present value of the expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses and discount rates. The investors and the trusts have no recourse to the Company’s assets, other than the retained interests, if the off-balance sheet loans are not paid when due. Sovereign receives annual contractual servicing fees of 1% for servicing the securitized loans. However, no servicing asset or liability was recorded for these rights since the contractual servicing fee represents adequate compensation for these types of loans.
     In connection with the $900 million securitization, Sovereign recorded a gain of $0.8 million, which is included in commercial banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. The transaction costs involved in this securitization are being amortized over the three year revolving period in accordance with SFAS No. 140.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
Shown below are the types of assets underlying the securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at September 30, 2006 and December 31, 2005, and the net credit losses for the nine-month period ended September 30, 2006 and the year ended December 31, 2005 (in thousands):

	September 30, 2006			December 31, 2005
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$17,900,252	$66,034	$431	$12,575,319	$55,941	$932
Home Equity Loans and lines of credit	10,645,781	108,747	22,636	9,966,031	102,112	22,253
Automotive Floor Plan Loans	1,199,614	—	—	1,468,176	832	—

Total Owned and Securitized	$29,745,647	$174,781	$23,067	$24,009,526	$158,885	$23,185

Less:
Securitized Mortgage Loans	$82,969	$632	$9	$112,517	$1,737	$154
Securitized Home Equity Loans	139,175	15,358	2,727	172,907	20,635	5,989
Securitized Automotive Floor Plan Loans	855,000	—	—	1,021,698	—	—

Total Securitized Loans	$1,077,144	$15,990	$2,736	$1,307,122	$22,372	$6,143

Net Loans	$28,668,503	$158,791	$20,331	$22,702,404	$136,513	$17,042

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RETAINED INTERESTS IN ASSET SECURITIZATIONS (continued)
At September 30, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home	Auto
	Mortgage	Equity	Floor Plan
	Loans	Loans	Loans	Total
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$6,300	$6,300
Subordinated interest retained	21,924	—	43,996	65,920
Servicing rights	1,172	325	—	1,497
Interest only strips	—	7,346	1,010	8,356
Cash reserve	—	—	4,230	4,230

Total Retained Interests and Servicing Rights	$23,096	$7,671	$55,536	$86,303

Weighted-average life (in yrs)
Prepayment speed assumption (annual rate)	0.77	1.46	0.32
As of the date of the securitization	40%	22%	50%
As of December 31, 2005	40%	23%	45%
As of September 30, 2006	40%	21%	49%
Impact on fair value of 10% adverse change	$(36)	$(37)	$(68)
Impact on fair value of 20% adverse change	$(44)	$(90)	$(147)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2005	0.12%	1.74%	0.25%
As of September 30, 2006	0.12%	1.61%	0.25%
Impact on fair value of 10% adverse change	$(6)	$(155)	$(37)
Impact on fair value of 20% adverse change	$(13)	$(327)	$(74)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%
As of December 31, 2005	9%	12%	8%
As of September 30, 2006	9%	12%	8%
Impact on fair value of 10% adverse change	$(9)	$(121)	$(93)
Impact on fair value of 20% adverse change	$(18)	$(240)	$(186)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) PROXY AND RELATED PROFESSIONAL FEES
     Sovereign incurred pre-tax charges of $14.3 million of proxy and related professional fees in the first quarter of 2006. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational Investors LLC (“Relational”) matter that was discussed in Item 3 and Note 19 on our Form 10-K filed on March 16, 2006.
     On March 22, 2006, Sovereign Bancorp, Inc. reached an agreement with Relational in connection with the settlement of a pending proxy contest in connection with Sovereign’s 2006 annual meeting of shareholders and related litigation, and Sovereign’s pending transactions with Banco Santander Central Hispano, S.A. and Independence Community Bank Corp, Inc. A copy of the settlement was filed as Exhibit 10.1 to Sovereign’s Form 8-K filed on March 24, 2006.
(16) STOCK BENEFIT PLANS
     Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Sovereign continues to account for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2006, Sovereign adopted SFAS 123R which did not have a material impact on Sovereign’s financial statements. Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123R. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted periodically based on actual forfeiture experience.
     For purposes of calculating the estimated fair value of stock options under SFAS No. 123 and SFAS 123R, the fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2006	2005	2004
Expected volatility	.262 – .278	.280 – .293	.296 – .317
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$19.98-$21.37	$19.40-$22.95	$19.40-$21.64
Exercise price	$19.98-$21.37	$19.40-$22.95	$19.40-$21.64
Weighted average exercise price	$20.25	$22.11	$21.49
Weighted average fair value	$6.41	$7.52	$7.63
Expected dividend yield	1.11 – 1.50%	0.53% – 1.11%	.45% – .55%
Risk-free interest rate	4.28 – 5.13%	3.91% – 4.45%	2.80% – 4.23%
Vesting period in years	2-5	5	5
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(16) STOCK BENEFIT PLANS (continued)
     The following table summarizes Sovereign’s stock options outstanding at September 30, 2006:

	OPTIONS OUTSTANDING
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life
Outstanding at December 31, 2005	14,840,809	$11.74
Granted	1,853,901	20.25
Exercised	(1,339,644)	9.40
Expired	(15,845)	9.97
Forfeited	(253,672)	16.00

Outstanding at September 30, 2006	15,085,549	12.93	5.46
Exercisable at September 30, 2006	9,021,699	10.24	3.98
     The total intrinsic value of options outstanding and exercisable at September 30, 2006 totaled $130.0 million and $101.7 million, respectively. The weighted average grant date fair value of options granted during the nine-months ended September 30, 2006 was $20.25. The total intrinsic value of options exercised during the year ended September 30, 2006 was $15.2 million. Sovereign recognized pre-tax compensation expense associated with stock options of $4.6 million and $3.4 million for the nine-month period ended September 30, 2006 and 2005, respectively.
     Cash received from option exercises for all share-based payment arrangements for the quarter ended September 30, 2006 was $3.3 million. At September 30, 2006, Sovereign had $19.4 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 3.2 years.
     Subsequent to September 2005, Sovereign issued approximately 1,503,000 of treasury shares at a weighted average cost of $21.04 to satisfy option exercises. Prior to September 2005, Sovereign had a practice of issuing new authorized shares to satisfy option exercises and, as such, did not repurchase shares on the open market to fund them.
     The table below summarizes the changes in Sovereign’s non-vested restricted stock during the past year.

	Shares (In thousands)	Weighted average grant date fair value
Total non-vested restricted stock at December 31, 2005	2,161,460	$21.46
Restricted stock granted in 2006	1,167,342	$20.14
Vested restricted stock in 2006	(405,779)	$18.77
Non-vested shares forfeited in 2006	(271,725)	$22.05

Total non-vested restricted stock at September 30, 2006	2,651,298	$21.23

     Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with this plan of $10.1 million and $10.0 million was recorded during the nine-month period ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $37.9 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.1 years. The weighted average grant date fair value of restricted stock granted in 2006 and 2005 was $20.14 per share and $22.32 per share, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(17) STOCKHOLDERS’ EQUITY
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(18) PURCHASE OF INDEPENDENCE COMMUNITY BANK CORP. (“INDEPENDENCE”)
     Sovereign closed on its acquisition of Independence effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from recent issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88,705,123 shares to Banco Santander Central Hispano (“Santander”), which makes Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
     The preliminary purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$3,126.7
Loans:
Multifamily	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	365.0
Core deposit and other intangibles	394.2
Goodwill	2,271.1

Total assets	$17,087.9

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,470.4
Other liabilities (1)	586.6

Total liabilities	$17,087.9

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
     In connection with the Independence acquisition, Sovereign recorded charges against its earnings for the three-month and nine-month period ended September 30, 2006 for merger related expenses of $25.9 million and $32.2 million pre-tax, respectively. Sovereign anticipates incurring additional merger related expenses in the fourth quarter of 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(18) PURCHASE OF INDEPENDENCE COMMUNITY BANK CORP. (“INDEPENDENCE”) (continued)
     These merger-related expenses incurred during the nine-month period ending September 30, 2006 include the following (in thousands):

System conversions	$8,782
Retail banking conversion costs	10,059
Marketing	3,802
Branch consolidations	2,330
Retention bonuses and other employee related costs	5,157
Other	2,063

Total	$32,193

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

	Pro Forma (1)	Pro Forma (1)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Net interest income	$492,107	$1,512,458
Non-interest income	201,005	206,084
Provision for credit losses	45,000	118,500
Non-interest expense	401,539	1,244,849
Income taxes	$45,701	$32,936

Net income	200,872	322,257
Less: Preferred dividend	1,825	10,950

Net income available for common stockholders	$199,047	$311,307

Contingently convertible trust expense, net of tax	6,344	19,007

Net income available for common stockholders for diluted EPS purposes	$205,391	$330,314

Weighted average basic shares outstanding	472,447	476,004
Weighted average diluted shares outstanding	506,135	509,596

Basic earnings per share	$0.42	$0.65
Diluted earnings per share	$0.41	$0.65

(1)	Pro forma adjustments include the following adjustments: accretion for loan and investment security fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for certificates of deposits fair value premium, accretion for borrowing obligations fair value premium, amortization of fair value adjustments on acquired premises and equipment, mortgage servicing rights and related amortization for intangibles acquired, net of Independence’s historical intangible amortization expense. The pro forma income statement excluded $227.2 million of charges incurred by Sovereign and Independence directly related to the acquisition. These charges included $41.9 million of deal costs which were primarily investment banking and legal fees, $83.9 million related to compensation expense from the acceleration of stock options, restricted stock, and the employee stock ownership plan, $71.1 million of severance paid to terminated employees, and $32.2 million of merger related costs as detailed above.

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

Related party loans at December 31, 2005	$58,014
Loan fundings	45,836
Loan repayments	(29,264)

Related party loan balance at September 30, 2006	$74,586

     Related party loans at September 30, 2006 included commercial loans to affiliated businesses of directors of Sovereign Bank totaling $60.2 million compared with $42.1 million at December 31, 2005. Related party loans also included commercial loans to affiliated businesses of directors of Sovereign Bancorp totaling $10.0 million at September 30, 2006 compared with $11.8 million at December 31, 2005.
     Related party loans at September 30, 2006 and December 31, 2005 also included consumer loans secured by residential real estate of $4.4 million and $4.1 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $51.5 million and $47.8 million at September 30, 2006 and December 31, 2005, respectively. The majority of these amounts ($46.7 million and $43.9 million at September 30, 2006 and December 31, 2005) are on undrawn commercial lines of credit for affiliated businesses of individuals who are solely Directors of Sovereign Bank.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term in defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $2.8 million and $3.7 million of income due to its investment in Meridian Capital for the three-month and nine-month periods ended September 30, 2006.
     In 2006, Santander’s capital markets group received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital market initiatives to fund the Independence acquisition. In January 2006, Santander extended a total of $400 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar lines of credit, of which up to $150 million could be used for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at market rate and in the ordinary course of business. This line of credit can be cancelled by either Sovereign or Santander at any time. Since its inception, the average balance outstanding under federal funds and Eurodollar lines is approximately $13 million. At September 30, 2006, there was no outstanding balance.
(20) SUBSEQUENT EVENT
     On October 10, 2006, the Company entered into a Retirement-Resignation and Transition Agreement with Jay S. Sidhu, the Chairman of the Board and Chief Executive Officer of the Company. Under the terms of this agreement Mr. Sidhu will receive a lump cash payment of $10.5 million, representing the present value of payments due under his 1997 Employment Agreement and a lump sum cash payment of $22.4 million, which represents the present value, computed using actuarial assumptions consistent with the Company’s supplemental retirement plans of amounts earned and due to Mr. Sidhu under the terms of the Company’s 1996 and 1997 supplemental retirement plans. Also the Company agreed to accelerate the vesting on certain unvested restricted stock and unvested stock option awards which would have otherwise been forfeited. A more detailed summary description of the Retirement-Resignation and Transition Agreement are set forth in Sovereign’s Current Report on Form 8-K filed with the SEC on October 13, 2006, which Form 8-K includes the full text of the Retirement-Resignation and Transition Agreement as Exhibit 10.1. The Company anticipates recording a pre-tax charge of approximately $29 million in connection with this agreement in the fourth quarter.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
EXECUTIVE SUMMARY
     Sovereign is a $90 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions.
     We are one of the 20 largest banking institutions in the United States as measured by total assets. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; diversified loan portfolio and products; the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. Additionally, our operating expense levels are higher than we desire, and we have not achieved our growth targets with respect to low cost core deposits.
     Management is in the process of implementing strategies to address these weaknesses. Now that Sovereign has successfully merged the operations and processes of Independence into Sovereign, management is completing a comprehensive review of Sovereign’s operating cost structure, and the results of that review will be presented to Sovereign’s Board of Directors in the fourth quarter of 2006. Management believes significant opportunities exist within the Company to lower costs and improve our financial performance. Management is evaluating a number of alternatives including, but not necessarily limited to, consolidating certain back office functions, eliminating underperforming business lines, and focusing on more profitable business opportunities. We believe these strategies will help to strengthen our capital position and related capital ratios which have decreased following the Independence acquisition. However, these actions will likely result in recording a material charge to earnings in the fourth quarter of 2006 and/or first quarter of 2007.
     Management is also in the process of enhancing the customer’s experience with Sovereign. Sovereign recently completed the branding of approximately 1,000 ATM machines in CVS Pharmacy locations in the Northeast. This more than doubled the number of branded ATM locations and provides greater convenience for our customers. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP will provide approximately 200 dedicated reps throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customer.
     We are focused on our critical success factors including management of interest rate risk and credit risk, superior service delivery, and productivity and expense control.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. Sovereign acquired Independence on June 1, 2006 and we believe this acquisition will strengthen our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2005 and thus far in 2006 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. In the third quarter of 2005, the average interest rate spread between the 2-year Treasury note and the 10-year note was 26 basis points which compressed to negative 4 basis points in the third quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. The flat to inverted yield curve, coupled with low cost core deposit increases not meeting our targets, has resulted in net interest margin compression to 2.64% for the quarter ending September 30, 2006 compared to 2.86% in the prior quarter and 3.13% in the comparable quarter in 2005. We would expect to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced stable trends in certain key credit quality performance indicators over the past several quarters. In addition to our credit risk mitigation programs, the economic conditions in our geographic footprint have been stable. We believe the credit risk within our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. While credit quality metrics have remained stable recently, these metrics have been at historical lows and as a result Sovereign does not expect this type of credit performance to continue indefinitely in future periods.
RESULTS OF OPERATIONS
General
     Net income was $184.0 million, or $0.37 per diluted share and $266.4 million, or $0.62 per diluted share for the three-month and nine-month periods ended September 30, 2006 as compared to $181.0 million, or $0.45 per diluted share and $510.7 million, or $1.27 per diluted share for the three-month and nine-month periods ended September 30, 2005.
     During the second quarter of 2006, following the Independence acquisition, Sovereign sold $3.5 billion of investment securities for asset/liability management purposes and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods. In connection with the sale, Sovereign incurred a $238.3 million pretax loss ($154.9 million after-tax or $0.38 per diluted share). See Note 3 for additional details.
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
     Sovereign closed the Independence acquisition during the second quarter of 2006, incurring net merger related charges of $32.2 million pretax for the second and third quarters of 2006 ($20.9 million net of tax, or $0.05 per diluted share). See Note 13 for further details on the components of these merger related charges.
     Sovereign recorded proxy and related professional fees of $14.3 million pretax for the three-month period ended March 31, 2006 ($9.3 million net of tax, or $0.02 per diluted share). However, due to the settlement with Relational, Sovereign does not expect any significant costs related to this matter in future periods. See Note 15 for additional discussion.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)

	2006			2005
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$14,281,351	$610,934	5.71%	$12,093,200	$461,037	5.08%
LOANS:
Commercial loans	19,699,524	1,051,982	7.14%	15,698,330	705,536	6.01%
Multi-Family	2,748,477	126,583	6.14%	—	—	—%
Consumer loans
Residential mortgages	15,053,802	636,131	5.63%	10,160,711	404,143	5.30%
Home equity loans and lines of credit	10,110,555	488,104	6.45%	10,151,595	419,263	5.42%

Total consumer loans secured by real estate	25,164,357	1,124,235	5.96%	20,312,306	823,406	5.41%

Auto loans	4,400,416	192,228	5.84%	4,322,967	170,755	5.28%
Other	460,455	27,826	8.08%	550,965	31,073	7.54%

Total consumer	30,025,228	1,344,289	5.98%	25,186,238	1,025,234	5.43%

Total loans (1)	52,473,229	2,522,854	6.42%	40,884,568	1,730,770	5.65%
Allowance for loan losses	(471,358)	—	—	(422,569)	—	—

NET LOANS	52,001,871	2,522,854	6.48%	40,461,999	1,730,770	5.71%

TOTAL EARNING ASSETS	66,283,222	3,133,788	6.31%	52,555,199	2,191,807	5.57%
Other assets	9,623,451	—	—	7,247,966	—	—

TOTAL ASSETS	$75,906,673	$3,133,788	5.51%	$59,803,165	$2,191,807	4.89%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$25,684,728	$507,832	2.64%	$21,474,388	$226,063	1.41%
Time deposits	13,784,845	442,893	4.30%	9,313,316	197,078	2.83%

TOTAL DEPOSITS	39,469,573	950,725	3.22%	30,787,704	423,141	1.84%

BORROWED FUNDS:
FHLB advances	15,715,567	528,095	4.49%	11,761,895	351,972	4.00%
Fed funds and repurchase agreements	1,528,668	58,590	5.12%	1,382,706	31,918	3.08%
Other borrowings	4,942,265	200,476	5.41%	4,190,575	115,674	3.69%

TOTAL BORROWED FUNDS	22,186,500	787,161	4.74%	17,335,176	499,564	3.85%

TOTAL FUNDING LIABILITIES	61,656,073	1,737,886	3.77%	48,122,880	922,705	2.56%
Demand deposit accounts	5,826,134	—	—	5,278,467	—	—
Other liabilities	1,342,011	—	—	740,996	—	—

TOTAL LIABILITIES	68,824,218	1,737,886	3.37%	54,142,343	922,705	2.28%
STOCKHOLDERS’ EQUITY	7,082,455	—	—	5,660,822	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,906,673	1,737,886	3.06%	$59,803,165	922,705	2.06%

NET INTEREST INCOME		$1,395,902			$1,269,102

NET INTEREST SPREAD (1) (2)			2.55%			3.01%

NET INTEREST MARGIN (1) (3)			2.81%			3.22%

(1)	In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, Sovereign reclassified prepayment fees and late fees on loans from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.

(2)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(3)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Net Interest Income
     Net interest income for the three-month and nine-month periods ended September 30, 2006 was $491.8 million and $1.3 billion compared to $408.3 million and $1.2 billion for the same periods in 2005. Net interest margin was 2.64% and 2.81% for the three-month and nine-month periods ended September 30, 2006 compared to 3.13% and 3.22% for the same periods in 2005. The decrease in net interest margin for the three-month and nine-month periods ended September 30, 2006, compared to the corresponding periods in the prior year, resulted from the flattening yield curve, which became inverted during the first quarter of 2006 and whose spread has continued to remain under pressure in the second and third quarter. As previously discussed the spread between the 2-year Treasury note and the 10-year note was 26 basis points in the third quarter of 2005 and compressed to negative 4 basis points in the third quarter of 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. Sovereign’s net interest margin has also been negatively impacted by a shift in liability mix as higher cost borrowing and higher cost deposit obligations have risen faster than our low cost core deposits.
     Interest on investment securities and interest earning deposits was $221.5 million and $556.0 for the three-month and nine-month periods ended September 30, 2006 compared to $140.5 million and $425.6 million for the same periods in 2005. The average balance of investment securities was $14.3 billion with an average tax equivalent yield of 5.71% for the nine-month period ended September 30, 2006 compared to an average balance of $12.1 billion with an average yield of 5.08% for the same period in 2005. The increase in yield is primarily due to a rise in market interest rates and due to the investment restructuring Sovereign executed in the second quarter of 2006. See Note 3 for additional details.
     Interest on loans was $1.0 billion and $2.5 billion for the three-month and nine-month periods ended September 30, 2006 compared to $620.7 million and $1.7 billion for the three-month and nine-month periods in 2005. The average balance of loans was $52.5 billion with an average yield of 6.42% for the nine-month period ended September 30, 2006 compared to an average balance of $40.9 billion with an average yield of 5.65% for the same period in 2005. Average balances of commercial loans in 2006 increased $4.0 billion, as compared to 2005 primarily due to strong demand in our commercial loan portfolio and the impact of loans acquired from Independence. Commercial loan yields have increased 113 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages increased $4.9 billion due to loan purchases and increased origination activity as well as loans acquired from Independence. Average home equity loans and lines of credit are consistent compared to the prior year due to loan sales of $503 million in September 2005 and $898 million of sales in December 2005. Additionally, Sovereign deemphasized its purchases of correspondent home equity loans in the latter half of 2005 and ceased its purchases in the first quarter of 2006 due to tightening spreads in this product and increased charge-offs on this loan product.
     Interest on deposits and related customer accounts was $412.9 million and $950.7 million for the three-month and nine-month periods ended September 30, 2006 compared to $169.1 million and $423.1 million for the same periods in 2005. The average balance of deposits was $39.5 billion with an average cost of 3.22% for the nine-month period ended September 30, 2006 compared to an average balance of $30.8 billion with an average cost of 1.84% for the same period in 2005. Additionally, the average balance of non-interest demand deposits has increased to $5.8 billion at September 30, 2006 from $5.3 billion for the same period in the prior year. The increase in the balance of deposits is primarily due to the addition of deposits in connection with the Independence acquisition. Also contributing to the increase is time deposit and money market growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase. The increase in average cost year to year is due primarily to the Federal Reserve’s increases to short term interest rates over the past year and resultant increases in customer deposit yields as well as changes in the mix of deposits to higher cost time deposits which have now become a more favorable funding alternative to shorter term borrowing obligations.
     Interest on borrowed funds was $336.2 million and $787.2 million for the three-month and nine-month periods ended September 30, 2006 compared to $183.8 million and $499.6 million for the same periods in 2005. The average balance of borrowings was $22.2 billion with an average cost of 4.74% for the nine-month period ended September 30, 2006 compared to an average balance of $17.3 billion with an average cost of 3.85% for the same period in 2005. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates.
     Sovereign currently has a series of callable advances totaling $2.8 billion with the FHLB. These advances provide variable funding (currently at 3.15%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.90% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2006 was $45.0 million and $118.5 million compared to $20.0 million and $64.0 million for the same periods in 2005. The provision for credit losses for the nine-months ended September 30, 2006 includes a higher level of provision versus 2005 due to higher charge-offs in our correspondent home equity loan portfolio in 2006 and loan growth. Additionally, since the addition of multifamily loans was largely a new asset class for Sovereign, the Company engaged an outside consultant to conduct an analysis of Independence’s multifamily loan portfolio. As a result of the analysis, Sovereign increased the loss percentage that Independence had historically maintained on pass rated multifamily loans which caused Sovereign to record an additional $12.5 million of provision for credit losses to cover the inherent losses in that portfolio in the second quarter of 2006.
     Net loan charge-offs for the nine-months ended September 30, 2006 were $93.1 million compared to $58.5 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.24% for the nine-months ended September 30, 2006 compared to 0.20% for the comparable period in the prior year. Included in net charge-off for the nine months ending September 30, 2006, is a net charge-off of approximately $5 million related to the sale of approximately $21 million of non-performing loans out of the correspondent home equity portfolio. Non-performing assets were $273.1 million or 0.43% of total loans at September 30, 2006, compared to $205.6 million or 0.47% of total loans at December 31, 2005 and $181.1 million or 0.42% of total loans at September 30, 2005. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Nine-month Period Ended
	September 30,
	2006	2005
Allowance for loan losses, beginning of period	$419,599	$391,003

Charge-offs:
Commercial	33,036	32,822
Consumer secured by real estate	53,979	14,777
Consumer not secured by real estate	53,891	51,361

Total Charge-offs	140,906	98,960

Recoveries:
Commercial	8,587	10,429
Consumer secured by real estate	7,646	5,287
Consumer not secured by real estate	31,623	24,780

Total Recoveries	47,856	40,496

Charge-offs, net of recoveries	93,050	58,464
Provision for loan losses (1)	123,109	63,238
Allowance released in connection with loan sales	(3,000)	(6,202)
Acquired allowance for loan losses from business acquisitions	97,824	28,778

Allowance for loan losses, end of period	$544,482	$418,353

Reserve for unfunded lending commitments, beginning of period	18,212	17,713
Provision/(benefit) for unfunded lending commitments (1)	(4,609)	762
Reserve for unfunded lending commitments, end of period	13,603	18,475

Total Allowance for credit losses	$558,085	$436,828

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-Interest Income
     Total non-interest income was $201.0 million and $172.3 million for the three-month and nine-month periods ended September 30, 2006 compared to $159.9 million and $444.1 million for the same periods in 2005. The decrease for the nine months ended September 30, 2006 was driven by the previously mentioned $238.3 million loss on sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA/FMLMC preferred stock in the second quarter of 2006. Excluding securities gains/ (losses), total fees and other income for the three-month and nine-month periods ended September 30, 2006 were $171.9 million and $488.2 million as compared to $158.2 million and $431.1 million for the same periods in 2005.
Net mortgage banking income was composed of the following components (in thousands):

	Three-months ended September 30,		Nine-months ended September 30,
	2006	2005	2006	2005
Recoveries of/ (Impairments to) mortgage servicing rights	$(3,495)	$6,837	$(3,495)	$2,026
Mortgage servicing fees	8,923	5,122	21,641	14,931
Amortization of mortgage servicing rights	(5,341)	(5,279)	(13,868)	(13,048)
Net gains/(loss) under SFAS 133	(423)	717	4	1,685
Sales of mortgage, home equity and multifamily loans and mortgage backed securities	14,665	21,274	27,563	56,022

Total mortgage banking income	$14,329	$28,671	$31,845	$61,616

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity lines of credit and multifamily loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     Mortgage banking income is contingent upon loan growth and market conditions. In 2006, the Company originated more loans that were maintained on our balance sheet and not for sale as margins in the secondary markets were not as favorable in 2006 resulting in a decrease in revenues related to the sale of mortgage loans. In the third quarter of 2005, Sovereign sold $503 million of home equity loans and recorded a net gain of $13.1 million. In the third quarter of 2006, Sovereign sold $776 million of multi-family loans and recorded a gain of $6.5 million.
     At September 30, 2006, Sovereign serviced approximately $7.8 billion of mortgage loans for others and our net mortgage servicing asset was $100.5 million, compared to $7.2 billion of loans serviced for others and a net mortgage servicing asset of $91.1 million, at December 31, 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Sovereign recorded a mortgage serving right impairment charge of $3.5 million due to an increase in prepayment speed assumptions at September 30, 2006 compared to June 30, 2006.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2006	December 31, 2005	September 30, 2005	December 31, 2004
CPR speed	12.50%	12.42%	15.80%	16.53%
Escrow credit spread	4.71%	4.16%	4.01%	3.92%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA (“Fannie Mae”) in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking income in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.
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
     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2006, Sovereign had a $15.0 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At September 30, 2006, Sovereign serviced $7.0 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $139.8 million. As a result of retaining servicing on $7.0 billion of multi-family loans sold to Fannie Mae, the Company had a $19.1 million loan servicing asset at September 30, 2006. Additionally, as a result of the acquisition of Independence, Sovereign acquired a servicing asset related to single-family residential loans that were sold in the secondary market with servicing retained. At September 30, 2006, the Company has recorded a servicing asset of $7.1 million related to $463.0 million of single family residential loans sold to others resulting from its acquisition of Independence.
     Sovereign recorded servicing asset amortization of $2.0 million and $0.7 million related to the two servicing assets that were acquired from Independence for the third and second quarter of 2006, respectively.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     We recorded a net gain/ (loss) on investment securities of $29.2 million and $(275.9) million for the three-month and nine-month periods ended September 30, 2006 compared to net gains of $1.7 million and $13.0 million for the same periods in 2005. The loss incurred for the nine-months ended September 30, 2006 was a result of the previously mentioned $238.3 million restructuring charge and an other-than-temporary impairment charge of $67.5 million on FNMA and FMLMC preferred stock in the second quarter.
General and Administrative Expenses
     General and administrative expenses for the three-month and nine-month periods ended September 30, 2006 were $351.8 million and $935.1 million compared to $276.9 million and $807.4 million for the same periods in 2005. General and administrative expenses increased in 2006 primarily due to increased compensation and benefit costs associated with the hiring of additional team members and four months of operating expenses associated with the Independence acquisition. Average full time equivalents during the third quarter of 2006 rose to 10,621 from 9,616 for the comparable prior year period.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense and proxy and related professional fees. Other expenses were $75.3 million and $179.0 million for the three-month and nine-month periods ended September 30, 2006, compared to $32.6 million and $123.4 million for the same periods in 2005. The reasons for the variances are discussed below.
     Total merger-related and integration costs for the nine months ended September 30, 2006 consisted primarily of $32.2 million of charges related to Independence. Net merger-related and integration charges of $12.7 million were recorded in the nine-month period ended September 30, 2005 which were primarily related to the Waypoint acquisition closed in the first quarter of 2005. See Note 13 for additional details.
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $20.3 million at September 30, 2006. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $6.9 million and $20.7 million for the three-month and nine-month periods ended September 30, 2006, respectively and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. The alternative energy tax credit has never been phased out. However, volatility in oil prices has raised the possibility of a phase out in 2006 and 2007. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
     Sovereign recorded intangible amortization expense of $34.1 million and $75.5 million for the three-month and nine-month periods ended September 30, 2006 compared to $18.3 million and $56.1 million for the corresponding periods in the prior year. The reason for the increase is due primarily to the amortization expense of $17.9 million related to the intangible assets recorded during the Independence acquisition.
     As discussed in Note 8, Sovereign recorded a pretax charge of $11.4 million recorded in the three-month period ended June 30, 2006, related to notification by the SEC that certain of our fair value hedges failed to meet the criteria for hedge accounting under SFAS No. 133. This was recorded within other expenses as losses from economic hedges on Sovereign’s consolidated statement of operations.
     Also impacting other expenses were proxy and related professional fees of $14.3 million recorded in the three-month period ended March 31, 2006. Due to the settlement with Relational we do not anticipate any additional significant costs related to this matter. See Note 15 for further discussion related to this settlement.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Income Tax Provision
     The income tax provision was $36.6 million and $7.8 million for the three-month and nine-month periods ended September 30, 2006, compared to a provision of $57.7 million and $167.4 million for the same periods in 2005. The effective tax rates for the three-month and nine-month periods ended September 30, 2006 were 16.6% and 2.9% compared to 24.2% and 24.7% for the same periods in 2005. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The lower effective tax rate for the three and nine-month periods ended September 30, 2006 results from reduced profitability of the Company due to the previously discussed investment restructuring charge and the other-than-temporary charge recorded on FNMA and FHLMC preferred stock recorded in the second quarter of 2006.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2004. We anticipate that the IRS will complete this review late in 2006. Sovereign believes that it has adequately provided for its tax liabilities, including the outcome of the IRS review. However, completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002-2004 could result in an adjustment to the tax balances and reserves that have been recorded which may materially affect our income tax provision in future periods.
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. Effective in the first quarter of 2006, the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is allocated to each business line based on a risk profile of their loan portfolio. Previously, this amount was recorded in the Other segment. Prior periods have been reclassified to conform to the current period presentation. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. As a result of the Independence acquisition, the Company included Independence’s results in Other. Beginning in the third quarter of 2006, the business unit profitability reporting unit system was reorganized to include a Metro New York segment. This new segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices, which were moved from the Mid-Atlantic segment.
     The Mid-Atlantic Banking Division’s net interest income decreased $5.1 million and $6.7 million to $80.7 million and $243.1 million for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in the preceding year. The average balance of loans was $4.7 billion with an average yield of 7.04% for the nine-months ended September 30, 2006 compared to an average balance of $4.7 billion with an average yield of 5.89% for the corresponding period in the preceding year. The average balance of deposits was $8.3 billion at a cost of 2.47% for the nine-months ended September 30, 2006, compared to $8.3 billion at a cost of 1.62% for the same period a year ago. The increase in yields is due to the increase in market rates between these two time periods. The provision for credit losses increased $2.4 million and decreased $5.2 million for the three-months and nine-months ended September 30, 2006 and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $66.8 million and $195.5 million for the three-months and nine-months ended September 30, 2005, to $72.6 million and $212.1 million for the corresponding periods in 2006 or 8.7% and 8.5%, respectively. As previously discussed, Sovereign’s management team is currently working on a cost saving initiative

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
to eliminate or reduce certain redundant expenses.
     The New England Banking Division’s net interest income decreased $5.6 million and $0.2 million to $164.8 million and $493.5 million for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in the preceding year. The decrease in net interest income was principally due to margin compression on a matched fund basis. The average balance of loans was $5.5 billion with an average yield of 6.90% for the nine-months ended September 30, 2006 compared to an average balance of $5.4 billion with an average yield of 5.84% for the corresponding period in the preceding year. The average balance of deposits was $17.7 billion at a cost of 2.20% for the nine-months ended September 30, 2006, compared to $17.6 billion at a cost of 1.32% for the same period a year ago. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The provision for credit losses increased $1.8 million and $5.1 million to $3.1 million and $10.8 million for the three-month and nine-month periods ended September 30, 2006 due to increased charge-offs. General and administrative expenses (including allocated corporate and direct support costs) increased from $117.4 million and $349.4 million for the three-months and nine-months ended September 30, 2005, to $124.5 million and $369.8 million for the three-months and nine-months ended September 30, 2006 or increases of 6.0% and 5.8%, respectively. As previously discussed, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses.
     The Metro New York Banking Division’s net interest income increased $90.0 million and $111.4 million to $154.2 million and $299.6 million for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to the acquisition of Independence on June 1, 2006. The average balance of loans was $7.4 billion with an average yield of 6.36% for the nine-months ended September 30, 2006 compared to an average balance of $1.7 billion with an average yield of 5.85% for the corresponding period in the preceding year. The average balance of deposits was $11.9 billion at a cost of 2.59% for the nine-months ended September 30, 2006, compared to $6.6 billion at a cost of 1.33% for the same period a year ago. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $26.7 million and $34.4 million was due primarily due to the acquisition of Independence on June 1, 2006. The provision for credit losses increased $0.1 million and $16.6 million to $2.3 million and $19.7 million for the three-month and nine-month periods ended September 30, 2006. Included in the provision for the nine-months ended September 30,2006, is the previously discussed $12.5 million charge recorded at June 30, 2006 to increase reserves on Independence’s multifamily loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $36.4 million and $107.8 million for the three-months and nine-months ended September 30, 2005, to $104.8 million and $202.9 million for the three-months and nine-months ended September 30, 2006. The increase in general and administrative expenses is principally due to the acquisition of Independence on June 1, 2006.
     The Shared Services Consumer segment net interest income decreased $1.2 million and $1.8 million to $82.0 million and $248.4 million for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in the preceding year. The reason for the decline in net interest income for the three-month and nine-month periods ended September 30, 2006 was due to the margin compression experienced on our consumer loans compared with margins from a year earlier on a matched funded basis. The average balance and yield earned on loans by this segment for the nine-month period ended September 30, 2006 was $24.8 billion and 5.79%, respectively, compared with $20.6 billion and 5.23% for the corresponding period in the prior year. The increase in loan balances was driven by strong residential loan originations. The provision for credit losses increased $17.4 million and $34.3 million to $29.6 million and $69.3 million at September 30, 2006 due primarily to higher charge-offs on our correspondent home equity loan business. Sovereign deemphasized these loan purchases in the latter half of 2005 and in the first quarter of 2006 decided to cease purchasing loans from this channel. General and administrative expenses totaled $29.5 million and $92.3 million for the three-months and nine-months ended September 30, 2005, compared to $26.5 million and $91.9 million for the three-months and nine-months ended September 30, 2006. This decline in expenses is a result of the aforementioned closure of the correspondent home equity business.
     The Shared Services Commercial segment net interest income increased $0.2 million and decreased $1.8 million to $60.3 million and $170.0 million for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding period in the preceding year. The decrease in net interest income was principally due to margin compression on a matched funded basis. The average balance and yield earned on loans by this segment for the nine-months ended September 30, 2006 was $10.1 billion and 7.30%, respectively, compared with $8.6 billion and 5.88% for the corresponding period in the prior year. The increase in fees and other income of $1.6 million and $10.8 million was due to increases in precious metals revenues. The provision for credit losses increased $2.6 million and $3.6 million to $3.9 million and $8.5 million for the three-months and nine-months ended September 30, 2006. General and administrative expenses (including allocated corporate and direct support costs) were $37.2 million and $100.4 million for the three-months and nine-months ended September 30, 2006 compared with $36.0 million and $101.9 for the corresponding periods in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The net loss before income taxes for Other increased $321.2 million to a loss of $468.0 million for the nine-months ended September 30, 2006 compared to the corresponding period in the preceding year. This was primarily related to the previously mentioned investment restructuring loss and other than temporary impairment charge on FNMA and FHLMC preferred stock. Net interest (expense) increased $5.1 million and $4.8 million to a net interest expense of $(50.1) million and $(120.1) million for the three-months and nine-months ended September 30, 2006 compared to the corresponding periods in the preceding year due primarily to a $2.2 billion increase in average investments offset by a $4.9 billion increase in average borrowings. Average borrowings for the nine-month period ended September 30, 2006 and 2005 was $22.2 billion and $17.3 billion, respectively, with an average cost of 4.74% and 3.85%. Average investments for the nine-month period ended September 30, 2006 and 2005 was $14.3 billion and $12.1 billion respectively, at an average yield of 5.71% and 5.08%. The increase in cost is due to the rise in market interest rates between periods.
     The Other segment includes merger-related and integration charges of $28.4 million and $31.9 million for the three-months and nine-months ended September 30, 2006 as compared to a reversal of $2.0 million for the three-month period ended September 30, 2005 and charges of $12.7 million for the nine-month period ended September 30, 2005. The nine-month period ended September 30, 2006 also includes the previously mentioned pre-tax charges associated with the investment restructuring of $238.3 million, the other-than-temporary impairment charge on FNMA and FHLMC preferred stock of $67.5 million and the loss on economic hedges of $11.4 million.
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
FINANCIAL CONDITION
Loan Portfolio
     At September 30, 2006, commercial loans totaled $24.0 billion representing 38.0% of Sovereign’s loan portfolio, compared to $16.6 billion or 38.0% of the loan portfolio at December 31, 2005 and $16.2 billion or 38.0% of the loan portfolio at September 30, 2005. At September 30, 2006 and December 31, 2005, only 6% and 7%, respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2005 has primarily been driven by the acquisition of Independence and their related loan portfolio of $13.2 billion and organic loan growth.
     As part of the acquisition of Independence, Sovereign acquired a multifamily loan portfolio. At September 30, 2006, this portfolio totaled $6.0 billion, representing 9.5% of Sovereign’s loan portfolio.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $10.5 billion and residential loans of $17.8 billion) totaled $28.3 billion at September 30, 2006, representing 44.8% of Sovereign’s loan portfolio, compared to $22.3 billion, or 50.8%, of the loan portfolio at December 31, 2005 and $21.5 billion or 50.0% of the loan portfolio at September 30, 2005. The increase in the consumer loan portfolio secured by real estate was driven by the acquisition of Independence which increased consumer loans by $2.3 billion along with continued growth in our residential mortgage loan portfolio as a result of a decrease in the amount of residential mortgage loans sold in the secondary market in the second and third quarters of 2006.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $4.4 billion and other consumer loans of $0.4 million) totaled $4.8 billion at September 30, 2006, representing 7.7% of Sovereign’s loan portfolio, compared to $4.9 billion, or 11.2%, of the loan portfolio at December 31, 2005 and $5.0 billion or 12.0% of the loan portfolio at September 30, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Non-Performing Assets
     At September 30, 2006, Sovereign’s non-performing assets increased by $67.5 million to $273.1 million compared to $205.6 million at December 31, 2005. This increase is due primarily to the addition of Independence loans in the second quarter of 2006, as well as a repossessed asset of approximately $21 million which was subsequently recovered in full on October 10, 2006. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets improved to 0.43% at September 30, 2006 from 0.47% at December 31, 2005. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2006	2005
Non-accrual loans:
Consumer:
Residential mortgages	$35,365	$30,393
Home equity loans and lines of credit	62,002	55,543
Auto loans and other consumer loans	1,711	2,389

Total consumer loans	99,078	88,325
Commercial	68,995	68,572
Commercial real estate	62,208	31,800
Multifamily	1,930	—

Total non-accrual loans	232,211	188,697
Restructured loans	570	777

Total non-performing loans	232,781	189,474

Other real estate owned	34,775	11,411
Other repossessed assets	5,500	4,678

Total other real estate owned and other repossessed assets	40,275	16,089

Total non-performing assets	$273,056	$205,563

Past due 90 days or more as to interest or principal and accruing interest	$65,314	$54,794
Annualized net loan charge-offs to average loans	0.23%	0.20%
Non-performing assets as a percentage of total assets	0.30%	0.32%
Non-performing loans as a percentage of total loans	0.37%	0.43%
Non-performing assets as a percentage of total loans and real estate owned	0.43%	0.47%
Allowance for credit losses as a percentage of total non-performing assets (1)	204.4%	213.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	239.7%	231.1%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest increased by $10.5 million from December 31, 2005 to September 30, 2006, attributable to increases of $6.2 million in the home equity loans and lines of credit portfolio and $5.5 million in the auto loans and other consumer loans portfolios and a decrease of $1.2 million in the residential portfolio.
     Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $191.6 million and $57.2 million at September 30, 2006 and December 31, 2005, respectively. This increase in potential problem loans relates primarily to processing delays from the Independence system conversion that occurred in September. As a percentage of total loans, potential problem loans were 0.30% and 0.13% at September 30, 2006 and December 31, 2005.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type of total loans at the dates indicated (amounts in thousands):

	September 30, 2006		December 31, 2005
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$362,460	47%	$220,314	38%
Consumer loans secured by real estate	134,770	45	142,728	51
Consumer loans not secured by real estate	45,758	8	50,557	11
Unallocated allowance	1,494	n/a	6,000	n/a

Total allowance for loan losses	$544,482	100%	$419,599	100%
Reserve for unfunded lending commitments	13,603		18,212

Total allowance for credit losses	558,085		$437,811

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
     The class allowance element is determined by an internal loan grading process in conjunction with associated allowance factors. These class allowance factors are evaluated at least quarterly and are the result of detailed analysis to estimate loan losses. The loss analysis is based on actual historical loss experience and considers: levels and trends in delinquencies and charge-offs, trends in loan volume and terms, changes in risk composition and underwriting standards, experience and ability of staff, economic and industry conditions, and effects of any credit concentrations.
     Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the class allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
     Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $220.3 million at December 31, 2005 to $362.5 million at September 30, 2006. This is a result of loans acquired from the Independence acquisition as well as organic growth of loans which required additional reserves. As a percentage of commercial loans the allowance decreased from 1.32% to 1.21% at September 30, 2006 which reflects the lower reserve requirements needed on certain Independence commercial loans compared to Sovereign’s reserves on its historical commercial portfolio.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio decreased from $142.7 million at December 31, 2005, to $134.8 million at September 30, 2006 due primarily to continued favorable credit quality which reduced the loss factors for this portfolio and an increase in the proportion of residential mortgages in the consumer secured by real estate portfolio which carry lower reserve requirements than our home equity loan portfolios.
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
     The Consumer Secured by Real Estate Portfolio includes the correspondent home equity portfolio. We ceased to add loans to this business in early 2006. Although the portfolio approximates for just over 7% of our loans outstanding it accounted for more than 50% of our net charge-offs for the quarter ending September 30, 2006 and has shown increasing charge-offs throughout 2006. The portfolio ran-off by $322 million this quarter, and is now at $4.6 billion. We believe that we have adequately reserved for the inherent losses on this portfolio but will continue to closely monitor future loss levels and adjust reserves for this portfolio if loss experience continues to deteriorate.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio decreased slightly from $50.6 million at December 31, 2005 to $45.8 million at September 30, 2006 due primarily to continued favorable credit quality which reduced the loss factors for this portfolio.
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $1.5 million at September 30, 2006 from $6.0 million at December 31, 2005. Management continuously evaluates its class allowance reserving methodology, however the

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has declined from $18.2 million at December 31, 2005 to $13.6 million at September 30, 2006 due to a reduction in reserve factors on this category reflecting low loss exposure on these commitments.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at September 30, 2006 was 4.4 years.
     Total investment securities available-for-sale were $12.8 billion at September 30, 2006 and $7.3 billion at December 31, 2005. The reason for the increase is due to the reclassification of our held-to-maturity securities to available for sale during the second quarter. Our held-to-maturity securities totaled $4.6 billion at December 31, 2005. For additional information with respect to Sovereign’s investment securities (including the reclassification of our held-to-maturity securities to available for sale), see Note 3 in the Notes to Consolidated Financial Statements.
Goodwill and Core Deposit Intangible Assets
     Goodwill increased by $2.3 billion since December 31, 2005 due primarily to the Independence acquisition and core deposit intangibles increased by $294.9 million since December 31, 2005 due to a core deposit intangible asset of $369.1 million recorded in connection with the Independence acquisition, offset by year-to-date amortization expense of $74.2 million. See Note 10 for the anticipated amortization expense for each of the five succeeding calendar years ending December 31st. There were no goodwill or core deposit intangible asset impairment charges recorded in 2005 and through September 30, 2006.
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2006 were $52.8 billion compared to $38.0 billion at December 31, 2005.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2006 and December 31, 2005 were $27.1 billion and $18.7 billion, respectively.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has retained interests in the QSPEs. Off-balance sheet QSPEs had $1.1 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2006. Sovereign’s retained interests and servicing assets in such QSPEs was $86.3 million at September 30, 2006 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2006, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 14 for a description of Sovereign’s retained interests in its off-balance sheet asset securitizations.

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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2006 and December 31, 2005, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2006 and December 31, 2005 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at September 30, 2006:
Regulatory capital	$5,264,849	$5,264,849	$5,073,352	$6,834,079
Minimum capital requirement (1)	1,695,129	3,390,259	2,644,652	5,289,305

Excess	$3,569,720	$1,874,590	$2,428,700	$1,544,774

Sovereign Bank capital ratio	6.21%	6.21%	7.67%	10.34%

Sovereign Bank at December 31, 2005:
Regulatory capital	$4,167,306	$4,167,306	$4,090,381	$5,313,535
Minimum capital requirement (1)	1,219,112	2,438,224	1,993,145	3,986,289

Excess	$2,948,194	$1,729,082	$2,097,236	$1,327,246

Sovereign Bank capital ratio	6.84%	6.84%	8.21%	10.66%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TIER 1
	ASSETS,	ASSETS,	LEVERAGE
	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI	OCI	RATIO
Capital ratio at September 30, 2006 (1)	3.89%	3.78%	5.82%
Capital ratio at December 31, 2005 (1)	5.05%	4.73%	6.68%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     The Sovereign Bancorp capital ratios at September 30, 2006 have declined from December 31, 2005 levels due to the loss on sale of securities, the other-than-temporary impairment, and the purchase accounting adjustments and related goodwill recorded in connection with the Independence acquisition.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2006, Sovereign had $11.2 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
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
     Cash and cash equivalents increased $800.7 million from December 31, 2005. Net cash used by operating activities was $1.4 billion for 2006. Net cash used by investing activities for 2006 was $7.0 billion and consisted primarily of the purchase of loans and investment securities of $6.5 billion and $11.0 billion, respectively, a net increase in loans of $3.4 billion and the purchase of Independence for $2.7 billion, offset by proceeds from loan and investment sales of $4.0 billion and $11.4 billion, respectively. Net cash provided by financing activities for 2006 was $9.1 billion, which was primarily due to an increase in net deposits of $3.8 billion, proceeds from the issuance of common stock of $2.0 billion and a net increase in borrowings of $2.5 billion.

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
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$22,617,455	$12,999,916	$2,123,728	$1,546,548	$5,947,263
Securities sold under repurchase agreements (1)	296,896	134,668	85,303	5,083	71,842
Fed Funds (1)	1,605,234	1,605,234	—	—	—
Other debt obligations (1)	4,789,320	88,051	1,494,375	627,900	2,578,994
Junior subordinated debentures due to Capital Trust entities (1)(2)	5,116,930	115,523	235,292	236,252	4,529,863
Certificates of deposit (1)	17,591,424	14,192,366	2,293,031	580,594	525,433
Investment partnership commitments (3)	55,113	29,348	22,160	3,531	74
Operating leases	705,333	97,683	153,735	116,559	337,356

Total contractual cash obligations	$52,777,705	$29,262,789	$6,407,624	$3,116,467	$13,990,825

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $36.0 billion that are due on demand by customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of September 30, 2006 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$17,449,232	$8,304,807	$2,983,834	$3,067,605	$3,092,986
Standby letters of credit	3,343,669	815,109	909,274	1,411,768	207,518
Loans sold with recourse	211,642	211,642	—	—	—
Forward buy commitments	613,493	613,493	—	—	—

Total commercial commitments	$21,618,036	$9,945,051	$3,893,108	$4,479,373	$3,300,504

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.8 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2006 was $3.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.7 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2006. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at September 30, 2006	income would result

Up 100 basis points	(0.51)%
Up 200 basis points	(2.38)%
Down 100 basis points	2.08%
     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income.
     As of September 30, 2006, the one year cumulative gap was (2.81)%, compared to (3.87)% at December 31, 2005. As we approach the end of the Federal Reserve interest rate tightening cycle, management has adjusted its target for managing its interest rate position from asset sensitive to slightly liability sensitive.

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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at September 30, 2006	September 30, 2006	December 31, 2005
Base	11.68%	12.38%
Up 200 basis points	11.12%	11.82%
Up 100 basis points	11.46%	12.16%
Down 100 basis points	11.57%	12.37%
Down 200 basis points	11.08%	12.00%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
     On June 1, 2006, Sovereign completed its acquisition of independence. However, none of Independence’s operating systems were integrated with Sovereign’s at the acquisition date. On September 8, 2006, Independence’s operating systems were integrated with Sovereign’s.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1 is not applicable.
Item 1A – Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2005 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2006:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares
	Total	Price	as Part of	that may be
	Number of	Paid	Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
7/1/06 through 7/31/06	3,108	$20.40	N/A	19,500,000
8/1/06 through 8/31/06	3,248	20.93	N/A	19,500,000
9/1/06 through 9/30/06	561	21.16	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of September 30, 2006. Twenty one million shares have been purchased under these repurchase programs as of September 30, 2006. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 6,917 shares outside of publicly announced repurchase programs during the third quarter of 2006.
Item 3 is not applicable or the response is negative.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2006 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held on September 20, 2006. The following is a brief description of each matter voted on at the meeting.

	SHARES
					BROKER
PROPOSAL	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
1. To elect four (4) Class I directors of Sovereign, each to serve for a term of three years and until their successors shall have been elected and qualified:
Brian Hard	345,529,634	N/A	84,163,614	—	—
Marian L. Heard	345,387,584	N/A	84,305,664	—	—
Cameron C Troilo, Sr	344,776,124	N/A	84,917,124	—	—
Ralph V Whitworth	415,856,362	N/A	13,836,886	—	—
2. To approve the Company’s 2006 Non-Employee Director Compensation Plan	297,557,585	30,792,338	—	4,154,276	97,189,046
3. To ratify the appointment by the Audit Committee of Sovereign’s Board of Directors of Ernst & Young LLP as Sovereign’s independent auditors for the fiscal year ending December 31, 2006	422,835,212	4,362,889	—	2,495,144	—
4. To approve the shareholder proposal from the California Public Retirement System regarding classification of Sovereign’s Board	145,163,801	181,358,646	—	5,981,752	97,189,046
Item 5 is not applicable or the response is negative.

Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Registration on Form S-8, SEC File No. 333-134976, filed June 13, 2006)

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Registration on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(10.1)	Retirement-Resignation and Transition Agreement, effective October 10, 2006, Sovereign Bancorp, Inc., Sovereign Bank and Jay S. Sidhu (Incorporated by reference to Exhibit 10.1 to Sovereign Bancorp’s Current Report on Form 8-K filed on October 13, 2006)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: November 9, 2006	/s/ Joseph P. Campanelli

Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: November 9, 2006	/s/ Mark R. McCollom

Mark R. McCollom
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Registration on Form S-8, SEC File No. 333-134976, filed June 13, 2006)

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Registration on Form S-3, SEC File No. 333-133514, filed April 25, 2006)

(10.1)	Retirement-Resignation and Transition Agreement, effective October 10, 2006, Sovereign Bancorp, Inc., Sovereign Bank and Jay S. Sidhu (Incorporated by reference to Exhibit 10.1 to Sovereign Bancorp’s Current Report on Form 8-K filed on October 13, 2006)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.