Form 10-K
period 2006-12-31
SOVEREIGN BANCORP INC
filed 2007-03-01
CIK 811830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to ___.
Commission File Number 001-16581
SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2453088
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, Pennsylvania (Address of Principal Executive Offices)	19102 (Zip Code)
(215) 557-4630

Registrant’s Telephone Number
Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange on Which Registered
Common stock, no par value	NYSE
Depository Shares for Series C non-cumulative preferred stock	NYSE
7.75% Capital Securities (Sovereign Capital Trust V)	NYSE
8.50% Cumulative Trust Preferred Securities (Seacoast Capital Trust I)	NASDAQ
Securities registered pursuant to Section 12(g) of the Act:
(Sovereign Capital Trust IV) PIERS Units
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Yes ☐  No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act):
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $9,473,671,601 at June 30, 2006. As of February 16, 2007, the Registrant had 475,141,953 shares of Common Stock outstanding.

Form 10-K Cross Reference Index

		Page
Forward-Looking Statements		3-4
PART I
Item 1	— Business	5-8
Item 1A	— Risk Factors	9-10
Item 1B	— Unresolved Staff Comments	11
Item 2	— Properties	11
Item 3	— Legal Proceedings	11
Item 4	— Submission of Matters to a Vote of Security Holders	12
Item 4A	— Executive Officers of the Registrant	12
PART II
Item 5	— Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6	— Selected Financial Data	14
Item 7	— Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-49
Item 7A	— Quantitative and Qualitative Disclosures About Market Risk	49
Item 8	— Financial Statements and Supplementary Data	50-106
Item 9	— Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
Item 9A	— Controls and Procedures	107
Item 9B	— Other Information	107
PART III
Item 10	— Directors and Executive Officers of the Registrant	107
Item 11	— Executive Compensation	107
Item 12	— Security Ownership of Certain Beneficial Owners and Management	107-111
Item 13	— Certain Relationships and Related Transactions	111
Item 14	— Principal Accountant Fees and Services	111
PART IV
Item 15	— Exhibits and Financial Statement Schedules	112-115
Signatures		116-117
Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan
Sovereign Bancorp, Inc. 1993 Stock Option Plan
Sovereign Bancorp, Inc. 1996 Stock Option Plan
Agreement to Amend dated May 30, 2006, between Sovereign Bancorp, Inc. and Mark R McCollom
Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and James J. Lynch
Change in Control Agreement, dated January 1, 2001, Sovereign Bancorp, Inc. and M. Robert Rose
Sovereign Bancorp, Inc. 2001 Stock Incentive Plan
Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan
Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan
Sovereign Bancorp, Inc. 2007 Deferred Compensation Plan
Subsidiaries of Registrant
Consent of Ernst & Young LLP
Chief Executive Officer certification
Chief Financial Officer certification
Chief Executive Officer certification
Chief Financial Officer certification

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2006 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
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
These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes that may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	the implementation of cost savings initiatives may take longer to implement than anticipated or may cost more to implement than anticipated;

•	the implementation of cost savings initiatives may have unintended impacts on our ability to attract and retain businesses and customers;

•	revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs;

•	assumed attrition required to achieve workforce reductions may not come in the right place or at the right times to meet planned goals;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s plans to sell loan portfolios may take longer than anticipated, may be sold at prices lower than anticipated or may not occur in their entirety;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired company up to the same level of operating effectiveness as Sovereign’s internal control structure. The Company’s inability to address these risks could negatively affect the Company’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document.
Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

PART I
Item 1 — Business
General
Sovereign Bancorp, Inc. (“Sovereign” or “the Company”), is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), and is a $90 billion financial institution as of December 31, 2006, with nearly 800 community banking offices, over 2,000 ATMs and about 12,500 team members with principal markets in the Northeastern United States. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans in the communities served by those offices. Sovereign originates auto loans in the Southeastern and Southwestern parts of the United States.
Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign was incorporated in 1987. Sovereign has acquired 28 financial institutions, branch networks and/or related businesses since 1990. Eighteen of these acquisitions, with assets totaling approximately $52 billion, have been completed since 1995. Sovereign closed on its acquisition of Independence Community Bank Corp. (“Independence”) effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Banco Santander Central Hispano (“Santander”), net proceeds from issuances of perpetual and trust preferred securities, and cash on hand. Sovereign issued 88.7 million shares to Santander, in connection with the equity offering which made Santander Sovereign’s largest shareholder. Independence was headquartered in Brooklyn, New York, had assets which totaled $17 billion and deposits of $11 billion and 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
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
Business Strategy
Sovereign believes that as a result of continuing consolidation in the financial services industry, there is an increasing need for a super-community bank in the Northeastern United States. Sovereign considers a super-community bank to be a bank with the size and range of commercial, business and consumer products to compete with larger institutions, but with the orientation to relationship banking and personalized service usually found at smaller community banks. We believe that our institution has these characteristics.
Subsidiaries
Sovereign had three direct consolidated wholly-owned subsidiaries at December 31, 2006: Sovereign Bank is the only material subsidiary.
Employees
At December 31, 2006, Sovereign had 10,949 full-time and 1,564 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.
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
Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, New England and New York, which are part of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.
As a result of the investment in Sovereign by Santander in May, 2006 as described below under “Control of Sovereign,” Sovereign is also now considered a subsidiary of a bank holding company for purposes of the Bank Holding Company Act of 1956, as amended. As such, Sovereign is prohibited from engaging in any activity, directly or through a subsidiary, that is not permissible for subsidiaries of bank holding companies. Generally, financial activities are permissible, while commercial and industrial activities are not.
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
Because Sovereign is also considered a subsidiary of Santander for Bank Holding Company Act purposes, Santander may be required to obtain approval from the Federal Reserve if Sovereign were to acquire shares of any depository institution (bank or savings institution) or any holding company of a depository institution. In addition, Santander may have to provide notice to the Federal Reserve if Sovereign acquires any financial entity that is not a depository institution, such as a lending company.
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
In May 2006, Sovereign and Santander entered into an Investment Agreement, in which, (i) Santander purchased from Sovereign 88.7 million shares of Sovereign’s common stock for $2.4 billion in cash, (ii) Santander can increase its ownership up to 24.99% over the next two years subject to certain standstill restrictions and regulatory limitations, and (iii) Santander can after two years, subject to certain exceptions, acquire 100% of Sovereign in a negotiated transaction subject to shareholder approval. The proceeds of the investment were used to acquire the common stock of Independence. This investment was approved by the OTS. If Santander acquires 25% or more of Sovereign’s stock, Sovereign will no longer be a savings and loan holding company and will no longer be regulated by the OTS, although Sovereign Bank will continue to be regulated by the OTS as long as it remains a federal savings bank.
Santander is one of the largest banks in the world by market capitalization. It has over 10,000 offices and a presence in over 40 countries. It is the largest financial group in Spain and Latin America, and has a significant presence elsewhere in Europe, including the United Kingdom through its Abbey subsidiary and Portugal, where it is the third largest banking group. It also operates a leading consumer finance franchise in Germany, Italy, Spain and nine other European countries.

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
If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2006, Sovereign Bank met the criteria to be classified as “well-capitalized.”
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
     Insurance of Accounts and Regulation by the FDIC. Sovereign Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
In February 2006, the Federal Deposit Insurance Reform Act was enacted. The new law merged the old BIF and SAIF into the single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provides for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.
In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations include the annual assessment rates that will take effect at the beginning of 2007. The new assessment rates for nearly all banks will vary between five and seven cents for every $100 of domestic deposits. Applied to Sovereign’s assessment base of approximately $50 billion, this translates to an annual deposit premium estimated to be between $25 million and $33 million. Most banks, including Sovereign, have not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves. As a result, according to the FDIC, the majority of banks will have assessment credits to initially offset all of their premiums in 2007. The preliminary assessment credit for Sovereign was calculated at $29 million. The assessment credit will not be recognized up front, but recognized on a go-forward basis only to the extent the credit is used to reduce future deposit premiums that would otherwise be due. Accordingly, we expect the reinstitution of deposit premiums by the FDIC will not have a material effect on our financial condition, results of operations or cash flows in 2007. The level of annual deposit premiums is dependent on the amount of Sovereign’s deposit assessment base. However assuming our deposit base remains at approximately $50 billion in 2008 our annual deposit premiums will increase by approximately $25 million to $33 million per year which will result in higher general and administrative expenses.
In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The annual rate (as of the first quarter of 2007) for all insured institutions is $0.122 for every $1,000 in domestic deposits. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
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

     Qualified Thrift Lender. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. The test under the Home Owners Loan Act (HOLA) requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. Sovereign Bank is currently in compliance with the qualified thrift lender regulations.
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
     Federal Reserve Regulation. Under Federal Reserve Board regulations, Sovereign Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.
Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of Sovereign Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosure, and margin credit.
     Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance Board (“Finance Board”) is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. Sovereign is a member of FHLB Pittsburgh, New England, and New York and has advances from these FHLBs of $19.6 billion.
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
On July 30, 2002, the Sarbanes-Oxley Act (“Sarbanes-Oxley”) was enacted. This act is not a banking law, but applies to all public companies, including Sovereign. Sarbanes-Oxley is designed to restore investor confidence by assuring proper corporate governance is applied to all publicly traded companies. Sarbanes-Oxley adopted new standards of corporate governance and imposed new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company.
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

Item 1A — Risk Factors
The following list describes several risk factors that are applicable to our Company:
•	An Economic Downturn May Lead to a Deterioration in Our Asset Quality and Adversely Affect Our Earnings and Cash Flow.
     Our business faces various material risks, including credit risk and the risk that the demand for our products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, our credit risk and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans we originate less profitable.
•	The Preparation of Sovereign’s Financial Statements Requires the Use of Estimates That May Vary From Actual Results.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One example of a significant critical estimate is the level of the allowance for credit losses. Due to the inherent nature of this estimate, Sovereign cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance.
•	Changing Interest Rates May Adversely Affect Our Profits.
     To be profitable, we must earn more money from interest on loans and investments and fee-based revenues than the interest we pay to our depositors and creditors and the amount necessary to cover the cost of our operations. Rising interest rates may hurt our income because they may reduce the demand for loans and the value of our investment securities and our loans, and increase the amount that we must pay to attract deposits and borrow funds. If interest rates decrease, our net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause our net interest income to go down. In addition, if interest rates decline, our loans and investments may prepay earlier than expected, which may also lower our income. Interest rates do and will continue to fluctuate, and we cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. If the yield curve steepens or flattens, it could impact our net interest income in ways management may not accurately predict.
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
•	Our cost saving initiatives which began being implemented at the end of 2006 and will continue in 2007 may take longer to implement than anticipated or may lead to unintended consequences.
     Our future results are likely to be affected significantly by the implementation and execution of our cost savings initiative plans. They are expected to reduce Sovereign’s operating expenses by approximately $100 million annually. Approximately $80 million of this savings is anticipated to be realized in 2007. If our plan is not realized timely or if the execution of this plan results in actions that lead to reductions in revenue, the benefits of this initiative may not meet our expectations.
•	Sovereign’s plans to sell the majority of the home equity correspondent loan portfolio and a portion of the multi-family loan portfolio may take longer than anticipated, may be sold at prices lower than anticipated or may not occur in their entirety.
     Our future results are likely to be affected significantly by the execution of our balance sheet restructuring plan, which will allow Sovereign to allocate capital to businesses with the highest risk adjusted returns. In addition, we will diversify the balance sheet to ensure the bank is not overly sensitive to certain interest rate or economic environments. As part of helping to meet these objectives, Sovereign intends to sell approximately $4.3 billion of home equity correspondent loans and $1.5 billion of lower yielding multifamily loans, and reduce our wholesale liabilities in 2007 with the proceeds from these sales. If these sales are not realized timely, if a portion of the sales do not occur, or if the execution of these sales results in pricing significantly lower than anticipated, the full benefits of this initiative may not meet our expectations and/or may require additional material charges to earnings.

Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Sovereign Bank utilizes 884 buildings that occupy a total of 6.5 million square feet, including 259 owned properties with 2.0 million square feet and 625 leased properties with 4.5 million square feet. Eight major buildings contain 1.3 million square feet, which serve as the headquarters or house significant operational and administrative functions:
          Columbia Park Operations Center — Dorchester, Massachusetts
          195 Montague Street Regional Headquarters for New York Metro — Brooklyn, New York
          East Providence Call Center and Operations and Loan Processing Center — East Providence, Rhode Island
          75 State Street Regional Headquarters for Sovereign Bank of New England — Boston, Massachusetts
          405 Penn Street Sovereign Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania
          601 Penn Street Loan Processing Center — Reading, Pennsylvania
          1130 Berkshire Boulevard Bank Headquarters and Administrative Offices — Wyomissing, Pennsylvania
          1125 Berkshire Boulevard Operations Center — Wyomissing, Pennsylvania
The majority of the properties of Sovereign outlined above are utilized by our shared services consumer bank segment and those utilized for general corporate purposes by our other segment.
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

Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 4A — Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of the date of this filing are set forth below:
Joseph P. Campanelli — Age 50. Mr. Campanelli became President and Chief Executive Officer of Sovereign and Sovereign Bank in October 2006. He was appointed Vice Chairman of Sovereign in September 2002. Mr. Campanelli was named President and Chief Executive Officer of SBNE effective January 1, 2005. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.
Mark R. McCollom — Age 43. In May 2005, Mr. McCollom was named Chief Financial Officer of Sovereign Bancorp. Mr. McCollom has been with Sovereign since 1996 holding several positions within the company including Managing Director of Corporate Planning, Chief Financial Officer of Sovereign Bank and Chief Accounting Officer.
James Lynch — Age 57. Mr. Lynch was appointed Vice Chairman of Sovereign in February 2006. Mr. Lynch joined Sovereign as Chairman and CEO of Sovereign Bank Mid-Atlantic Division in September 2002. Prior to Sovereign, in 1996, Mr. Lynch was President and CEO of Prime Bancorp, Inc. and Prime Bank. He also became Chairman of Prime Bancorp, Inc. in 1997 until it merged with Summit Bancorp, Inc. in 1999. At Summit, Mr. Lynch served as Senior Executive Vice President of Summit Bancorp and the Chairman and CEO of Summit Bank — Pennsylvania until it merged with FleetBoston Financial in March 2001, where he acted as the President and CEO of Fleet Bank — Pennsylvania until joining Sovereign.
Salvatore J. Rinaldi — Age 52. Mr. Rinaldi was appointed Executive Vice President and Chief of Staff to Sovereign’s Chief Executive Officer in 2007. As Chief of Staff, he oversees Sovereign Bank’s strategic planning and administration activities, including the company’s technology, legal, CRA, and security groups. In addition, he is responsible for overseeing the bank’s conversion and integration management activities. In this role Rinaldi also supervises the operations, documentation, collections, and risk reviews processes for the bank’s middle market, specialty lending and auto finance groups. Prior to joining Sovereign in 1997, Rinaldi served nearly 24 years in a variety of senior positions with Fleet and Shawmut Banks. His responsibilities included dealer floorplan and indirect auto finance operations, collections, underwriting, audit, strategic planning and budgeting.
Robert M. Rose — Age 55. Mr. Rose has served as Credit Risk Management Officer and Executive Vice President of Sovereign since May 2004 and Executive Vice President and Regulation O Officer of Sovereign Bank since May 2004. Previously, Mr. Rose had served as Chief Credit Policy Officer and Executive Vice President of Sovereign from May 2002 until May 2004 and Chief Credit Officer and Senior Vice President of Sovereign from 2000 until May 2002.

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” At February 16, 2007, the total number of record holders of Sovereign’s common stock was 22,574.
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
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended December 31, 2006:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)

10/1/06 through 10/31/06	1,147	$21.03	Not Applicable	19,500,000
11/1/06 through 11/30/06	—	$—	Not Applicable	19,500,000
12/1/06 through 12/31/06	431	$23.06	Not Applicable	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of December 31, 2006. Twenty one million shares have been purchased under these repurchase programs as of December 31, 2006. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 1,578 shares outside of publicly announced repurchase programs during the fourth quarter of 2006.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

Balance Sheet Data
Total assets	$89,641,849	$63,678,726	$54,489,026	$43,517,433	$39,601,034
Loans held for investment, net of allowance	54,505,645	43,072,670	36,102,598	25,695,715	22,905,056
Loans held for sale(1)	7,611,921	311,578	137,478	137,154	382,055
Investment securities	14,877,640	12,557,328	11,546,877	12,618,971	11,366,077
Deposits and other customer accounts	52,384,554	37,977,706	32,555,518	27,344,008	26,851,089
Borrowings and other debt obligations	26,849,717	18,720,897	16,140,128	12,197,603	8,829,289
Stockholders’ equity	$8,644,399	$5,810,699	$4,988,372	$3,260,406	$2,764,318
Summary Statement of Operations
Total interest income(5)	$4,326,404	$2,962,587	$2,255,917	$1,951,888	$2,076,654
Total interest expense(2)	2,504,856	1,330,498	819,327	724,123	899,924

Net interest income(5)	1,821,548	1,632,089	1,436,590	1,227,765	1,176,730
Provision for credit losses(1)	484,461	90,000	127,000	161,957	146,500

Net interest income after provision for credit losses(5)	1,337,087	1,542,089	1,309,590	1,065,808	1,030,230
Total non-interest income(1) (5)	285,574	602,664	450,525	499,439	413,071
General and administrative expenses	1,289,989	1,089,204	942,661	852,364	813,784
Other expenses(1) (2)	313,541	163,429	236,232	157,984	162,962

Income before income taxes	19,131	892,120	581,222	554,899	466,555
Income tax provision (benefit)	(117,780)	215,960	127,670	153,048	124,570

Net Income(4)	$136,911	$676,160	$453,552	$401,851	$341,985

Share Data
Common shares outstanding at end of period (in thousands)(3)	473,755	358,018	345,775	293,111	261,624
Basic earnings per share(3) (4)	$0.30	$1.77	$1.34	$1.38	$1.26
Diluted earnings per share(3) (4)	$0.30	$1.69	$1.29	$1.32	$1.17
Common share price at end of period	$25.39	$20.59	$21.48	$22.62	$13.38
Dividends declared per common share	$.300	$.170	$.115	$.100	$.100
Selected Financial Ratios
Book value per common share(6)	$17.83	$15.46	$13.74	$10.59	$10.06
Common dividend payout ratio(7)	92.11%	9.02%	8.21%	6.99%	7.62%
Return on average assets(8)	0.17%	1.11%	.90%	.97%	.91%
Return on average equity(9)	1.82%	11.92%	10.74%	13.41%	13.50%
Average equity to average assets(10)	9.46%	9.34%	8.36%	7.24%	6.71%

(1)	In connection with a strategic decision made in the fourth quarter of 2006, management decided to take several steps to improve the profitability and capital position of the Company. The Company decided to sell certain loans including $2.9 billion of low yielding residential real estate and $4.3 billion of correspondent home equity loans whose credit quality had deteriorated significantly over the past year. The proceeds from these sales will be utilized to reduce FHLB borrowings and brokered certificate of deposits. We recorded charges of $296 million through the provision for credit losses related to the correspondent home equity loan sale and recorded a $28.2 million reduction in mortgage banking revenues as a result of classifying these loans as held for sale at December 31, 2006 and carrying the loans at their market value which was less than cost. Also in the fourth quarter of 2006, several members of executive management resigned from the Company and approximately 360 employees were notified that their positions were being eliminated. Sovereign recorded severance charges of $63.9 million related to these events. Finally, Sovereign sold approximately $1.5 billion of low yielding investment securities in connection with the restructuring plan. The proceeds from this sale were reinvested in higher yielding securities as they were needed for collateral on certain of our debt and deposit obligations. However, we recorded a pre-tax loss of $43 million in connection with this sale. Sovereign also recorded investment securities charges of $305.8 million during the second quarter of 2006. See Management’s Discussion and Analysis and Footnotes 6, 7 and 28 to the Consolidated Financial Statements for further discussion.

(2)	Effective July 1, 2003, management elected to change its accounting policy to treat its Trust Preferred Security obligations as liabilities and the associated dividends on the trust preferred securities as interest expense. Previously, this cost was included in Other Expenses since the obligations were classified on the consolidated balance sheet as Company — Obligated Mandatorily Redeemable Preferred Securities. Periods prior to July 1, 2003 have not been reclassified to conform to the new presentation.

(3)	Earnings per share and weighted average common shares have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

(4)	Net income includes after-tax merger-related charges, restructuring charges, debt extinguishment charges and other charges of $538 million ($1.24 per share) in 2006, $15 million ($0.04 per diluted share) in 2005, $98 million ($0.27 per diluted share) in 2004, $19 million ($0.06 per diluted share) in 2003, and $14 million ($0.05 per diluted share) in 2002.

(5)	Effective March 31, 2006, Sovereign reclassified its loan prepayment fees and late fees from non-interest income to interest income. Prior periods were reclassified to conform to the current presentation.

(6)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of period.

(7)	Common dividend payout ratio is calculated by dividing total common dividends paid by net income for the period.

(8)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(9)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(10)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

Management’s Discussion and Analysis
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
Sovereign, is a $90 billion financial institution as of December 31, 2006, with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
We are one of the top 20 largest banking institutions in the United States based on asset size. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: strong franchise value in terms of market share and demographics; diversified loan portfolio and products; and the ability to internally generate equity through earnings. Our weaknesses have included financial performance metrics and capital ratios that are lower than certain of our peers. Additionally, our operating expense levels are higher than we desire and we have not achieved our growth targets with respect to low cost core deposits.
Management is in the process of implementing strategies to address these weaknesses. Now that Sovereign has successfully merged the operations and processes of Independence into Sovereign, management has completed a comprehensive review of Sovereign’s operating cost structure and established a restructuring plan, which was approved by Sovereign’s Board of Directors in the fourth quarter of 2006. We believe the restructuring plan focuses on a number of strategies which will help to strengthen our capital position and related capital ratios which have decreased following the Independence acquisition and improve our financial performance. Management has developed the following key initiatives to deliver improved quality of earnings, provide greater transparency and understanding of Sovereign’s businesses and strategy, and better position Sovereign for sustainable growth.
The three initiatives are to:
1. Improve productivity and expense management
2. Improve the capital position and quality of earnings
3. Improve the customer experience
In the productivity and expense management initiative we are focused on eliminating functional redundancies and improving operating inefficiencies by deemphasizing products/business lines not meeting profit or strategic goals, leveraging economies of scale with vendor supply and service contracts, optimizing capacity utilization and expenses associated with facilities, consolidating departments and optimizing retail delivery channels while minimizing the impact on customer facing activities and organic revenue generation. Management has identified approximately $100 million of expense reductions involving consolidation of support groups, exit of business lines performing below expectations, contract renegotiations, and a reduction in workforce.
In mid-December, Sovereign notified approximately 360 employees that their positions had been eliminated. Additionally, we expect that approximately 400 positions will be eliminated primarily through attrition by the third quarter of 2007 and the Company does not plan on filling approximately 140 open positions. Finally, certain members of Sovereign’s executive management team resigned in the fourth quarter. Sovereign recorded pre-tax severance charges of $63.9 million due to these events. We will also be closing approximately 40 underperforming branch locations during 2007. We intend to continue to make investments in our retail franchise and are targeting the opening or relocation of 18 new branch offices in 2007 and 22 new branch offices in 2008 in more desirable locations.
In order to improve our capital position, Sovereign intends to sell approximately $10 billion of low margin and/or high credit risk assets and reduce our wholesale fundings significantly in 2007 with the proceeds from these sales. This should enhance the quality of our balance sheet, improve the quality of our earnings, and enhance our capital ratios while repositioning Sovereign for sustainable growth in earnings over the long-term. However, these balance sheet restructuring and expense savings initiatives have and will result in Sovereign recording material charges to our earnings. In the fourth quarter of 2006, Sovereign recorded a total of $412 million of pre-tax charges to its income statement in connection with the balance sheet restructuring and expense savings initiative plans. We anticipate additional pre-tax charges in 2007 of approximately $100 million as we complete our restructuring plan. However, this amount is subject to change based on the execution of our cost savings initiatives.
In order to improve the customer experience, Sovereign’s strategy is to acquire and retain customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and service. Customer service personnel will receive refresher service training and we have migrated back to all customer service functions being domestically based. We will realign consumer and commercial infrastructure by consolidating our commercial and retail on-line banking management structure. The plan also includes rationalizing and simplifying our retail deposit product set. During 2006, Sovereign completed the branding of approximately 1,050 ATM machines in CVS Pharmacy locations in the Northeast. This more than doubled the number of branded ATM locations and provides greater convenience for our customers. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP provides approximately 200 dedicated representatives throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customers.
We experienced a challenging year in 2006 as the Company generated net income of $136.9 million compared with $676.2 million in 2005. Current year earnings were reduced (in addition to the restructuring charges already discussed) in part because of merger-related charges of $42.8 million associated with the Independence acquisition. Additionally, following the Independence acquisition, Sovereign sold $3.5 billion of investment securities for asset/liability purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods. In connection with the sale, Sovereign incurred a $238.3 million pretax loss ($154.9 million after tax). Additionally, during the second quarter of 2006, Sovereign recorded an other-than-temporary impairment charge of $67.5 million on FNMA and FHLMC preferred stock. See Note 6 for additional details.

In connection with management’s plan to improve the financial prospects of the Company mentioned earlier, several significant charges to earnings were recorded in the fourth quarter of 2006. We decided to sell the majority of our remaining correspondent home equity loan portfolio a business that we had exited in early 2006.
Although these loans represented 11% of our average loan portfolio over the first nine months of 2006, they accounted for 50% of the Company’s total net charge-offs during this time period. In the prior year, these loans represented 15% of our average loan portfolio in 2005 and represented 26% of our 2005 charge-offs. The portfolio historically also experienced a high level of prepayments which caused us to write off the associated purchase premium on these loans. This negatively impacted our net interest margin and caused a higher level of volatility in our earnings stream. The loans were also held by customers outside of Sovereign’s branch footprint and as a result, it was difficult to cross-sell any other products to these customers. Due to these factors, we decided to sell these loans prior to year end and are negotiating the sale of the loans which we anticipate will occur in 2007. For accounting purposes, we were required to classify these loans as held for sale and as such needed to write them down to their estimated fair market value (based on the preliminary pricing negotiated with the potential buyers of the loans) as of December 31, 2006. Sovereign recorded a pretax charge of $296 million ($192 million after tax) in the fourth quarter of 2006 which was recorded as additional provision for credit losses due to the determination that this reduction in fair value was primarily associated with credit factors and not interest rates.
Additionally as a result of the recent restructuring plan, management decided to sell approximately $2.9 billion of purchased residential real estate loans and $1.5 billion of low yielding available for sale investment securities. These actions resulted in pretax charges to earnings of $28.2 million and $43 million, respectively. The purchased residential real estate loan sale will settle in the first quarter, however Sovereign entered into this trade right before December 31, 2006 and as a result classified these loans as held for sale and recorded a charge to write them down to their estimated fair value. Management also sold $0.5 billion of lower yielding multifamily loans in the fourth quarter. This sale did not have a significant impact on the results of our operations in 2006. The proceeds from the asset sales mentioned above will be used to pay down FHLB short-term borrowings and high cost brokered money markets whose funding costs are approximately 5.25%.
Our net interest margin decreased in 2006 as a result of an unfavorable shift into higher cost deposit products and the interest rate environment. In 2006, our net interest margin declined to 2.75% from 3.17% in 2005 due largely to the impact of slower than anticipated core deposit growth rates and an increasing asset mix of lower yielding fixed rate loans. Additionally, the average interest rate spread between the 3-month Treasury bill and the 10-year Treasury note compressed from 108 basis points in 2005 to a negative 5 basis points in 2006 illustrating the relative pressure between shorter term and longer term funding costs and loan and investment security reinvestment opportunities. Sovereign’s net interest income did increase $189.5 million to $1.8 billion in 2006 as a result of the increase in interest earning assets from the Independence acquisition. See “Results of Operations for December 31, 2006 and 2005” in this MD&A for more details as to the factors, which affect year-over-year performance.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
The Banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. Sovereign acquired Independence on June 1, 2006 which we believe strengthens our franchise and extends our operations to New York, a major market in the Northeast where we did not have significant operations previously. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2006 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has contracted. The flat to inverted yield curve, coupled with low-cost core deposit increases not meeting our targets, has resulted in net interest margin compression to 2.75% for the year ended December 31, 2006 compared to 3.17% in the prior year. We anticipate that when the balance sheet restructuring occurs our net interest margin will increase by approximately 20 to 25 basis points in 2007. Our 2007 net interest margin will also be impacted by our ability to grow and retain core deposits and the future interest rate environment. We would expect to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. With the exception of our correspondent home equity loan portfolio which the company decided to sell in December 2006, we have experienced stable trends in certain key credit quality performance indicators over the past few years. In addition to our credit risk mitigation programs, the improvement is due, in part, to the economic conditions in our geographic footprint. We believe the credit risk with respect to our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. While credit quality metrics have remained stable throughout the majority of 2006, we did experience a mild weakening in the fourth quarter of 2006. However, our credit quality metrics are by historical standards very favorable. We do not expect this very favorable credit performance to continue in future periods indefinitely and would expect to see an increase in losses in future periods.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2006	2005

Net interest income	$1,821,548	$1,632,089
Provision for credit losses	484,461	90,000
Total non-interest income	285,574	602,664
General and administrative expenses	1,289,989	1,089,204
Other expenses	313,541	163,429
Net income	$136,911	$676,160
Basic earnings per share	$0.30	$1.77
Diluted earnings per share	$0.30	$1.69
The major factors affecting comparison of earnings and diluted earnings per share between 2006 and 2005 were:
•	The growth in net interest income was driven by the increase in the balance of earning assets, as a result of the Independence acquisition as well as organic balance sheet growth, partially offset by a decline in net interest margin to 2.75% in 2006 from 3.17% in 2005. The decline in margin was due to the flattening yield curve, which has contracted the spread between our longer-term assets and shorter—term liabilities and a lack of low cost core deposit growth which has forced the Company to fund asset growth with higher cost borrowings and wholesale deposit obligations.

•	Included in non-interest income:
(1)	Net losses on investment securities of $238.3 million on the sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA and FHLMC Preferred Stock in the second quarter of 2006 and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for additional details.

(2)	An increase in consumer and commercial fee income in 2006 of $49.1 million. The continued growth in fee income in consumer and commercial banking is due to loan and deposit growth as a result of Independence acquisition as well as strong growth in commercial loans.

(3)	A decrease in mortgage banking revenues in 2006 of $63.9 million is due to a $28.2 million lower of cost or market adjustment related to the previously mentioned $2.9 billion residential real estate portfolio that is classified as held for sale. In 2005, Sovereign also sold $1.4 billion of home equity loans and recognized a gain of $32.1 million. Sovereign did not recognize any gains associated with sales of home equity loans in 2006.
•	Other expenses have increased due primarily to employee severance and restructuring charges of $78.7 million in 2006 compared to only $4.0 million in 2005. Additionally, merger-related charges of $42.4 million were incurred in 2006, compared to charges of $12.7 million in 2005.
•	The increase in provision for credit losses in 2006 is primarily related to the previously mentioned lower of cost or market adjustment for the correspondent home equity portfolio in the fourth quarter. Since the loss was determined to be solely related to credit deterioration, Sovereign recorded an additional provision of $296 million.
•	Sovereign recorded an income tax (benefit) of $117.8 million in 2006, compared to an income tax provision of $216.0 million in 2005. The reason for the variance was due to the low level of pre-tax earnings in 2006 due to the aforementioned restructuring and other significant charges in 2006, which have magnified the impact of our favorable permanent tax-free items. See a later section of the MD&A for further discussion.
•	Increases in general and administrative expenses were due primarily to the Independence acquisition.
     Net Interest Income. Net interest income for 2006 was $1.82 billion compared to $1.63 billion for 2005, or an increase of 11.6%. The increase in net interest income in 2006 was due to an increase in average interest-earning assets of $16.0 billion, which was related to the 2006 Independence acquisition and organic loan growth primarily in the commercial and residential mortgage portfolios. The increase in our assets was funded principally by time deposits and other borrowings. Net interest margin (net interest income divided by average interest-earning assets) was 2.75% for 2006 compared to 3.17% for 2005. The decline in margin was driven by the flattening yield curve experienced in 2006 and 2005, which has contracted the spread between our longer-term assets and shorter-term liabilities and a shift to higher-cost wholesale deposits and borrowing obligations.
Interest on investment securities and interest-earning deposits was $775 million for 2006 compared to $576 million for 2005. The increase in interest income was due to an increase in the average balance of investment securities from $12.2 billion in 2005 to $14.6 billion in 2006, as well as higher yields in 2006 which averaged 5.82% compared to 5.12% in 2005.
Interest on loans was $3.55 billion and $2.39 billion for 2006 and 2005, respectively. The average balance of loans was $55.2 billion with an average yield of 6.45% for 2006 compared to an average balance of $41.5 billion with an average yield of 5.76% for 2005. The increase in average yields year to year is due to the increase of market rates experienced during 2006. The overall growth in total loans resulted from the Independence acquisition and from origination activity in commercial loans. At December 31, 2006, approximately 30% of our loan portfolio reprices monthly or more frequently.
Interest on total deposits was $1.37 billion for 2006 compared to $625 million for 2005. The average balance of deposits was $41.2 billion with an average cost of 3.33% for 2006 compared to an average balance of $31.2 billion with an average cost of 2.00% for 2005. Additionally, the average balance of non-interest bearing deposits increased to $6.0 billion in 2006 from $5.3 billion in 2005. The increase in the average balance of deposits was due to the acquisition of Independence.

Interest on borrowings and other debt obligations was $1.13 billion for 2006 compared to $706 million for 2005. The average balance of total borrowings and other debt obligations was $23.4 billion with an average cost of 4.85% for 2006 compared to an average balance of $17.7 billion with an average cost of 3.99% for 2005. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates.
Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2006	2005	2004
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Interest-earning deposits	$285,382	$13,897	4.87%	$155,672	$5,717	3.67%	$135,338	$2,153	1.59%
Investment securities(1)
Available for sale	11,217,296	658,966	5.87	7,404,848	385,158	5.20	10,320,377	521,084	5.05
Held to maturity	2,248,565	125,886	5.60	4,062,700	217,889	5.36	3,309,530	167,455	5.06
Other	849,040	51,414	6.06	623,005	18,058	2.90	477,010	8,789	1.84

Total investments	14,600,283	850,163	5.82	12,246,225	626,822	5.12	14,242,255	699,481	4.91
Loans:
Commercial loans(3)	20,833,022	1,489,484	7.15	15,904,425	983,461	6.18	12,530,293	624,984	4.99
Multifamily	3,612,737	224,290	6.21	—	—	—	—	—	—
Consumer:
Residential mortgages(3)	15,770,676	888,546	5.63	10,588,935	568,831	5.37	6,215,557	329,546	5.30
Home equity loans and lines of credit(3)	10,119,375	654,760	6.47	10,157,824	567,548	5.59	7,828,671	405,670	5.18

Total consumer loans secured by real estate(3)	25,890,051	1,543,306	5.96	20,746,759	1,136,379	5.48	14,044,228	735,216	5.24

Auto loans	4,457,932	266,806	5.98	4,356,121	233,283	5.36	3,891,325	209,660	5.39
Other	452,029	37,201	8.23	535,616	40,468	7.56	465,908	34,107	7.32

Total Consumer	30,800,012	1,847,313	6.00	25,638,496	1,410,130	5.50	18,401,461	978,983	5.32

Total loans	55,245,771	3,561,087	6.45	41,542,921	2,393,591	5.76	30,931,754	1,603,967	5.19

Allowance for loan losses	(489,775)	—	—	(420,879)	—	—	(359,920)	—	—

Net loans(1)(2)	54,755,996	3,561,087	6.50	41,122,042	2,393,591	5.82	30,571,834	1,603,967	5.25

Total interest-earning assets	69,356,279	4,411,250	6.36	53,368,267	3,020,413	5.66	44,814,089	2,303,448	5.14
Non-interest-earning assets	10,139,116	—	—	7,363,707	—	—	5,744,518	—	—

Total assets	$79,495,395	$4,411,250	5.55%	$60,731,974	$3,020,413	4.97%	$50,558,607	$2,303,448	4.56%

Interest-bearing liabilities:
Deposits:
NOW accounts	$5,990,180	$70,303	1.17%	$5,296,828	$33,232	0.63%	$4,632,908	$19,012	0.41%
NOW accounts — government and wholesale	4,293,111	215,557	5.02	3,435,963	120,045	3.49	2,111,905	37,491	1.78
Customer repurchase agreements	1,229,845	55,158	4.48	887,614	24,230	2.73	834,636	7,462	0.89
Savings accounts	4,286,355	29,660	0.69	3,779,333	25,347	0.67	3,498,539	19,417	0.56
Money market accounts	10,904,581	362,969	3.33	8,244,406	131,354	1.59	7,633,932	81,992	1.07
Certificates of deposits	9,870,674	405,215	4.10	6,662,657	176,136	2.64	5,678,604	118,320	2.08
Certificates of deposits — wholesale	4,590,767	233,335	5.08	2,918,679	114,246	3.91	920,619	19,351	2.10

Total deposits	41,165,513	1,372,197	3.33	31,225,480	624,590	2.00	25,311,143	303,045	1.20

Total borrowings and other debt obligations	23,377,692	1,132,659	4.85	17,707,167	705,908	3.99	15,591,901	516,282	3.31

Total interest-bearing liabilities	64,543,205	2,504,856	3.88	48,932,647	1,330,498	2.72	40,903,044	819,327	2.00

Non-interest-bearing DDA	6,020,184	—	—	5,294,135	—	—	4,698,584	—	—

Non-interest-bearing liabilities	1,412,368	—	—	831,296	—	—	733,856	—	—

Total liabilities	71,975,757	2,504,856	3.48	55,058,078	1,330,498	2.42	46,335,484	819,327	1.77

Stockholders’ equity	7,519,638	—	—	5,673,896	—	—	4,223,123	—	—

Total liabilities and stockholders’ equity	$79,495,395	$2,504,856	3.15%	$60,731,974	$1,330,498	2.19%	$50,558,607	$819,327	1.62%

Net interest spread(4)	2.48%	2.94%	3.14%

Taxable equivalent interest income/net interest margin	1,906,394	2.75%	1,689,915	3.17%	1,484,121	3.31%

Tax equivalent basis adjustment	(84,846)	(57,826)	(47,531)

Net interest income	$1,821,548	$1,632,089	$1,436,590

Ratio of interest-earning assets to interest-bearing liabilities	1.07	x	1.09	x	1.10	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2006, 2005, and 2004 were $2.9 billion, $1.9 billion and $1.5 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2006, 2005, and 2004 were $75.4 million, $51.3 million, and $40.6 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2006, 2005, and 2004, were $9.5 million, $6.6 million, and $6.9 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $97.6 million, $136.3 million, and $61.3 million for the years ended December 31, 2006, 2005, and 2004, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	In accordance with banking regulatory reporting guidance issued in the first quarter of 2006, Sovereign reclassified prepayment fees and late fees on loans from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.

(4)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2006 VS. 2005			2005 VS. 2004
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total

Interest-earning assets:
Interest-earning deposits	$5,879	$2,301	$8,180	$368	$3,196	$3,564
Investment securities available for sale	218,809	54,999	273,808	(151,220)	15,294	(135,926)
Investment securities held to maturity	(101,182)	9,179	(92,003)	39,918	10,516	50,434
Investment securities other	8,335	25,021	33,356	3,227	6,042	9,269
Net loans(1)	862,362	305,134	1,167,496	599,161	190,463	789,624

Total interest-earning assets			1,390,837			716,965

Interest-bearing liabilities:
Deposits	241,660	505,948	747,608	83,082	238,463	321,545
Borrowings	255,166	171,584	426,750	75,747	113,879	189,626

Total interest-bearing liabilities			1,174,358			511,171

Net change in net interest income	$497,377	$(280,898)	$216,479	$332,625	$(126,831)	$205,794

(1)	Includes non-accrual loans and loans held for sale.
     Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2006 was $484.5 million compared to $90.0 million for 2005. The higher provision in 2006 was driven by the previously mentioned $296.0 million lower of cost or market adjustment in our correspondent home equity loan portfolio in the fourth quarter, loan portfolio growth and higher net loan charge-offs. The provision increased from $90.0 million, or 0.22% of average loan outstandings in 2005, to $484.5 million, or 0.88% of average loan outstandings in 2006. The overall allowance for credit losses as a percentage of loans held for investment outstanding has declined from 1.01% in 2005 to 0.88% in 2006. This is reflective of the addition of $5.6 billion of multi-family loans from the Independence acquisition which has historically had very low loss experience and therefore have lower reserve requirements, as well as the reclassification of our correspondent home equity loan portfolio to loans held for sale as these loans carried higher reserve requirements than our blended loan portfolio. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary. Additionally, since the addition of multifamily loans was largely a new asset class for Sovereign, the Company engaged an outside consultant to conduct an analysis of Independence’s multifamily loan portfolio. As a result of the analysis, Sovereign increased the loss percentage that Independence had historically maintained on pass-rated multifamily loans which caused Sovereign to record an additional $12.5 million of provision for credit losses to cover the inherent losses in that portfolio in the second quarter of 2006.
Sovereign’s net charge-offs for 2006 were $529.1 million and consisted of charge-offs of $594.8 million and recoveries of $65.7 million. This compares to 2005 net charge-offs of $81.7 million consisting of charge-offs of $137.0 million and recoveries of $55.3 million. The increase in charge-offs was driven by our correspondent home equity loan portfolio where net charge-offs increased from $17.0 million in 2005 to $454.0 million in 2006. The majority of this increase was related to a $382.5 million charge-off we recorded when we reclassified $4.3 billion of loans to held for sale.
The ratio of net loan charge-offs to average loans, including loans held for sale, was .96% for 2006, compared to .20% for 2005. Commercial loan net charge-offs as a percentage of average commercial loans were .21% for 2006, compared to .18% for 2005. The consumer loans secured by real estate net charge-off rate was 1.75% for 2006, compared to .08% for 2005. The consumer loans not secured by real estate net charge-off rate was .66% for 2006 and .75% for 2005. Excluding $389.6 million of charge-offs associated with the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) classified as held for sale at December 31, 2006, our net loan charge-offs to average loans would have been .25% and our consumer loans secured by real estate net charge-off rate would have been .25% in 2006. The deterioration in these ratios in 2006 is principally due to the correspondent home equity loan portfolio which we are selling in 2007.

Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of period	$419,599	$391,003	$315,790	$288,018	$255,153
Allowance acquired in acquisitions	97,824	28,778	64,105	—	14,877
Provision for loan losses (2)	487,418	89,501	121,391	160,585	145,282
Allowance released in connection with loan sales or securitizations	(4,728)	(8,010)	—	—	—
Charge-offs:
Commercial	56,916	40,935	77,499	101,597	85,931
Consumer secured by real estate	463,902	24,125	12,219	16,685	21,205
Consumer not secured by real estate	73,958	71,906	63,530	47,106	55,509

Total charge-offs (1)	594,776	136,966	153,248	165,388	162,645
Recoveries:
Commercial	14,097	13,100	12,825	7,531	6,082
Consumer secured by real estate	9,933	7,085	5,395	6,405	4,826
Consumer not secured by real estate	41,663	35,108	24,745	18,639	24,443

Total recoveries	65,693	55,293	42,965	32,575	35,351

Charge-offs, net of recoveries	529,083	81,673	110,283	132,813	127,294

Allowance for loan losses, end of period	$471,030	$419,599	$391,003	$315,790	$288,018

Reserve for unfunded lending commitments, beginning of period	18,212	17,713	12,104	10,732	9,514
Provision for unfunded lending commitments (2)	(2,957)	499	5,609	1,372	1,218

Reserve for unfunded lending commitments, end of period (3)	15,255	18,212	17,713	12,104	10,732

Total Allowance for credit losses	$486,285	$437,811	$408,716	$327,894	$298,750

Net charge-offs to average loans (1)	.96%	.20%	.36%	.55%	.58%

(1)	The 2006 consumer secured by real estate charge-offs included $389.6 million of charge-offs or 71 basis points related to the lower of cost or market valuation adjustment recorded for the correspondent home equity loan ($382.5 million) and purchased residential mortgage loans ($7.1 million) that were classified as held for sale at December 31, 2006. The 2002 consumer secured by real estate charge-offs include $4.6 million of charge-offs incurred as part of accelerated dispositions of non-performing residential loans sold during the first and fourth quarters of 2002.

(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(3)	The reserve for unfunded commitments is classified on other liabilities on the consolidated balance sheet.
See Note 1 for Sovereign’s charge-off policy with respect to its various loan types.

     Non-interest Income. Total non-interest income was $285.6 million for 2006 compared to $602.7 million for 2005. Several factors contributed to this change as discussed below.
Consumer banking fees were $276.0 million for 2006 compared to $256.6 million in 2005. This increase was primarily due to increased deposit fees which increased 6.3%, resulting from growth in average core deposit balances which increased 23% primarily as a result of the Independence acquisition. The Company continues to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produce higher fee revenues than time deposit products.
Commercial banking fees were $179.1 million for 2006 compared to $149.3 million in 2005. This increase of 20% was due to growth in average commercial loans which increased 31% in 2006 and expanded cash management capabilities and product offerings.
Mortgage banking revenues were $24.2 million for 2006 compared to $88.1 million for 2005. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage, home equity and multifamily loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2006	2005

Recoveries / (impairments) to mortgage servicing rights	$(7,123)	$5,944
Mortgage servicing fees	30,799	20,376
Amortization of mortgage servicing rights	(19,987)	(17,578)
Net (losses) gains under SFAS 133	825	645
Sales of mortgage, home equity and multifamily loans and mortgage backed securities	19,725	78,730

Total	$24,239	$88,117

There were a number of transactions in 2006 that caused the decrease of $63.9 million in mortgage banking revenues from the 2005 levels. Included in 2006 results is $2.9 billion of residential mortgage loans transferred to held for sale in the fourth quarter where Sovereign recorded a loss of $28.2 million. Included in 2005 results is $2.9 billion of mortgage loans that were sold in the three-month period ended June 30, 2005 where Sovereign recorded gains of $28.4 million. Additionally, in September 2005 and December 2005, Sovereign sold $503 million and $898 million of home equity loans and recorded net gains of $13.1 million and $19.0 million, respectively. Sovereign did not record any gains associated with home equity loans in 2006. In 2006, Sovereign sold multi-family loans totaling $1.6 billion and recorded gains related to these sales of approximately $14.8 million. Additionally due primarily to changes in prepayment speeds a $7.1 million impairment charge was recorded in 2006 compared to a recovery of $5.9 million in 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
Income related to bank owned life insurance increased to $67.0 million for 2006 compared to $47.3 million in 2005. This $19.7 million, or 42% increase, was due to the acquisition of Independence which increased bank owned life insurance assets by $343 million as well as purchases of additional bank owned life insurance by Sovereign of approximately $300 million during 2006.
Net gains/ (losses) on sales of investment securities were $(312.0) million for 2006, compared to $11.7 million for 2005. Included in 2006 was an investment restructuring charge of $238.3 million and an other-than-temporary impairment charge of $67.5 million on FNMA and FHLMC preferred stock in the second quarter and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2006 were considered temporary.
     General and Administrative Expenses. Total general and administrative expenses were $1.3 billion for 2006 compared to $1.1 billion in 2005, or an increase of 18.4%. The increase in 2006 is primarily related to the Independence acquisition and the full year effect of the Waypoint acquisition, as well as increased compensation and benefit costs associated with the hiring of additional team members. At December 31, 2006, Sovereign had total employees of 12,513 compared to 10,174 in 2005, a 23% increase. In addition, marketing and other administrative expenses have increased to support the growth in our franchise. Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and total fees and other income) for 2006 was 53.3% compared to 49.0% for 2005. The increase is primarily due to net interest margin compression as well as the impact of the number of large adjustments recorded in 2006 discussed previously.
     Other Expenses. Total other expenses were $313.5 million for 2006 compared to $163.4 million for 2005. Other expenses included amortization expense of core deposit intangibles of $109.8 million for 2006 compared to $73.8 million for 2005. This increase is due to the additional intangible amortization expense associated with core deposit and other intangible assets of $394.2 million recorded in connection with the Independence acquisition. In 2006, net merger-related expenses were $42.4 million primarily associated with the Independence acquisition, compared to $12.7 million in 2005. In 2006, Sovereign recorded charges of $78.7 million associated with executive and other employee severance arrangements and other restructuring charges activities, as discussed previously.

     Other expense related to equity method investments includes an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment for the Synthetic Fuel Partnership totaled $16.0 million at December 31, 2006. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.3 million and $28.2 million for 2006 and 2005, respectively and are included as expense in the line “Other minority interest expense and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. Based on current oil prices, we would not anticipate any phase out of our 2007 tax credits to occur, however, oil prices have been volatile and as a result we may not fully realize our anticipated 2007 tax credits. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits.
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
Also impacting other expenses were proxy and related professional fees of $14.3 million recorded in the three-month period ended March 31, 2006. Due to the settlement with Relational Investors LLC, we do not anticipate any additional significant costs related to this matter.
     Income Tax Provision/ (Benefit). The income tax provision/ (benefit) was $(117.8) million for 2006 compared to a provision of $216.0 million for 2005. The effective tax rate for 2006 was (615.8)% compared to 24.2% for 2005. The current year tax rate differs from the statutory rate of 35% due to the significant charges recorded in 2006 which has magnified the impact of our favorable permanent tax-free items which are principally due to income from tax- exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. We anticipate that the IRS will complete this review in 2007. Included in this examination cycle are the two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006, Sovereign paid an additional $87.6 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax liabilities adequately provide for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 — 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect our income tax provision in future periods.
     Line of Business Results. Beginning in the third quarter of 2006, the business unit profitability reporting system was reorganized to include a Metro New York segment. This new segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices, which were moved from the Mid-Atlantic segment. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Metro New York Banking Division is comprised of our branch locations in New York and New Jersey. All areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, and our indirect automobile group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset-backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. Other includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.

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
The Mid-Atlantic Banking Division’s net interest income decreased $11.4 million to $318.6 million in 2006. The decrease in net interest income was principally due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.53% in 2006 compared to 2.59% in 2005. The average balance of Mid-Atlantic Banking Division’s loans was $4.6 billion and $4.5 billion during 2006 and 2005, respectively. The average balance of deposits was $8.3 billion in 2006 compared to $8.4 billion in 2005. General and administrative expenses (including allocated corporate and direct support costs) increased from $261.8 million for 2005 to $284.8 million for 2006. As previously discussed, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses.
The New England Banking Division’s net interest income decreased $7.9 million to $656.5 million in 2006. The decrease in net interest income was principally due to margin compression on a matched fund basis. The net spread on a match funded basis for this segment was 2.88% in 2006 compared to 2.92% in 2005. The average balance of New England Banking Division’s loans was $5.6 billion and $5.4 billion during 2006 and 2005, respectively. The average balance of deposits was $17.7 billion in 2006 compared to $17.6 billion in 2005. The increase in fees and other income of $7.3 million to $168.1 million for 2006 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses increased in 2006 to $12.7 million from $8.4 million in 2005 due to increased net loan charge-offs in 2006. General and administrative expenses (including allocated corporate and direct support costs) increased from $467.8 million for 2005 to $490.9 million for 2006. As previously discussed, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses.
The Metro New York Banking Division’s net interest income increased $201.5 million to $454.1 million in 2006. The increase in net interest income was principally due to the acquisition of Independence on June 1, 2006. The average balance of loans was $8.9 billion versus $1.7 billion during 2006 and 2005, respectively. The average balance of deposits was $13.1 billion in 2006, compared to $6.7 billion in 2005. The increase in fees and other income of $57.7 million to $107.9 million was due primarily due to the acquisition of Independence on June 1, 2006. The provision for credit losses increased $17.4 million to $22.1 million in 2006. Included in the 2006 provision is the $12.5 million charge recorded at June 30, 2006 to increase reserves on Independence’s multifamily loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $144.6 million for 2005 to $314.2 million for 2006. The increase in general and administrative expenses is principally due to the acquisition of Independence on June 1, 2006, however, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses. In addition cost savings from the Independence acquisition were not fully realized until the end of 2006.
Shared services consumer segment net interest income decreased $13.3 million to $323.8 million in 2006. The decrease in net interest income was principally due to spread compression on a matched funded basis. The net spread on a match funded basis for this segment was 1.34% in 2006 compared to 1.55% in 2005. The average balance of Shared services consumer loans was $25.5 billion and $21.1 billion during 2006 and 2005, respectively. The average balance of deposits was $140.0 million in 2006 compared to $150.1 million in 2005. The decrease in fees and other income of $86.3 million to $16.8 million for 2006 was primarily generated by decreased mortgage banking revenues from the sale of mortgage and home equity loans. These gains decreased to $1.5 million in 2006 from $78.7 million in 2005 due to the previously discussed reduction in mortgage banking revenues in 2006 compared to 2005. Mortgage banking revenue is contingent upon loan growth and market conditions. The provision for credit losses increased in 2006 to $411.9 million from $52.7 million in 2005 due primarily to the $296.0 million additional provision for our correspondent home equity portfolio. Additionally, our correspondent home equity loan charge-offs were $60.4 million in 2006 (excluding the year-end held for sale charge-off) compared to $21.4 million in 2005. General and administrative expenses (including allocated corporate and direct support costs) decreased from $129.9 million for 2005 to $119.8 million for 2006. As previously discussed, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses.
Shared services commercial segment net interest income increased $1.3 million to $237.4 million for 2006 compared to 2005 due to increases in average commercial assets. The average balance of Shared services commercial loans was $10.6 billion in 2006 versus $8.9 billion during 2005. The net spread on a match funded basis for this segment was 2.36% in 2006 compared to 2.63% in 2005. Fees and other income have increased by $10.4 million to $148.9 million principally from increases in income related to our precious metals business. The provision for credit losses increased by $20.1 million in 2006 to $26.7 million compared to 2005 due to higher levels of commercial charge-offs in 2006 which was due in part to one large commercial charge-off of $14 million recorded in December 2006. General and administrative expenses (including allocated corporate and direct support costs) increased slightly from $135.9 million for 2005 to $138.7 million in 2006. However, Sovereign’s management team is currently working on a cost saving initiative to eliminate or reduce certain redundant expenses.
The net loss before income taxes for the Other segment increased from $209.1 million in 2005 to $620.9 million in 2006. Net interest expense decreased from $188.1 million in 2005 to $168.8 million for 2006. The Other segment includes net losses on securities of $312 million in 2006, as compared to a net gain of $11.7 million recorded in 2005. This resulted from the previously discussed $67.5 million other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio as well as the $238.3 million and $43.0 million of securities losses recorded in the second and fourth quarters of 2006. The 2006 results included $78.7 million of charges associated with executive and other employee severance arrangements and certain other restructuring activities. The 2006 and 2005 results also included net charges of $42.4 million and $12.7 million for merger and integration charges. Finally, the Other segment included $26.3 million and $28.2 million of expense associated with the Synthetic Fuel Partnership, as well as amortization of intangibles of $109.8 million and $73.8 million in 2006 and 2005, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	YEAR ENDED DECEMBER 31,
	2005	2004
(Dollars in thousands, except per share data)
Net interest income	$1,632,089	$1,436,590
Provision for credit losses	90,000	127,000
Total non-interest income	602,664	450,525
General and administrative expenses	1,089,204	942,661
Other expenses	163,429	236,232
Net income	$676,160	$453,552
Basic earnings per share	$1.77	$1.34
Diluted earnings per share	$1.69	$1.29
The major factors affecting comparison of earnings and diluted earnings per share between 2005 and 2004 were:
•	The growth in net interest income was driven by the increase in the balance of earning assets, which were primarily related to business acquisitions and organic balance sheet growth, offset by a decline in net interest margin to 3.17% in 2005 from 3.31% in 2004. The decline in margin was due to the flattening yield curve, which has contracted the spread between our longer-term assets and shorter—term liabilities.

•	The debt extinguishment charges of $63.8 million in 2004. We felt it was prudent to redeem these high cost borrowings, even in light of the significant charges we incurred, since the redemption improved net interest margin and net income in subsequent periods.

•	Included in net gains on investment securities for 2004 is an other-than-temporary impairment charge of $32.1 million on FNMA and FHLMC Preferred Stock.

•	The merger-related charges of $46.4 million incurred in 2004 related to the First Essex and Seacoast acquisitions, compared to net after tax merger related charges of $12.7 million incurred in 2005.

•	The decrease in provision for credit losses in 2005 of $37 million resulting from the improving credit quality of our loan portfolio in 2005 compared to 2004, as average charge-off rates declined to 0.20% in 2005 compared with 0.36% in 2004.

•	The continued growth in fee income in consumer and commercial banking due to loan and deposit growth.

•	The increase in mortgage banking revenues in 2005 of $66.7 million due primarily to increased sales of residential and home equity loans.

•	Increases in general and administrative expenses to supporting the growth in Sovereign’s franchise and continued investment in human resources and systems and increases related to business acquisitions.
     Net Interest Income. Net interest income for 2005 was $1.63 billion compared to $1.44 billion for 2004, or an increase of 13.6%. The increase in net interest income in 2005 was due to an increase in average interest-earning assets of $8.6 billion, which was related to the full year impact of our Seacoast acquisition and to a lesser extent, the First Essex acquisition, the 2005 Waypoint acquisition and organic loan growth primarily in the commercial and consumer secured by real estate portfolios. The increase in our assets was funded principally by the increase in core deposits, repurchase agreements and other borrowings. Net interest margin (net interest income divided by average interest-earning assets) was 3.17% for 2005 compared to 3.31% for 2004. The decline in margin was driven by the flattening yield curve experienced in 2005 and 2004, which has contracted the spread between our longer-term assets and shorter-term liabilities.
Interest on investment securities and interest-earning deposits was $576 million for 2005 compared to $659 million for 2004. The decrease in interest income was due to a decrease in the average balance of investment securities from $14.1 billion in 2004 to $12.1 billion in 2005, partially offset by higher yields in 2005 which averaged 5.12% compared to 4.91%.
Interest on loans was $2.39 billion and $1.60 billion for 2005 and 2004, respectively. The average balance of loans was $41.5 billion with an average yield of 5.76% for 2005 compared to an average balance of $30.9 billion with an average yield of 5.19% for 2004. The increase in average yields year to year is due to the increase of market rates experienced during 2005 due to increases in interest rates by the Federal Reserve Bank. The overall growth in total loans from $36.6 billion at December 31, 2004 to $43.8 billion at December 31, 2005 resulted from the Waypoint acquisition and from origination activity in commercial loans and purchases of bulk and correspondent loans, principally in the consumer and mortgage loan portfolios. At December 31, 2005, approximately 17% of our loan portfolio repriced monthly or more frequently.
Interest on total deposits was $625 million for 2005 compared to $303 million for 2004. The average balance of deposits was $31.2 billion with an average cost of 2.00% for 2005 compared to an average balance of $25.3 billion with an average cost of 1.20% for 2004. Additionally, the average balance of non-interest bearing deposits increased to $5.3 billion in 2005 from $4.7 billion in 2004. The increase in the average balance was due to the full year impact of our Seacoast acquisition and to a lesser extent, the First Essex acquisition, the 2005 Waypoint acquisition and an increase in time deposit funding which has recently become a more favorable funding alternative to shorter-term borrowings due to rising market rates. The increase in the average cost of deposits in 2005 is the result of increases in short-term interest rates which were partially passed on to our customers.

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
     Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2005 was $90 million compared to $127 million for 2004. Included in 2004 results was a $6 million provision recorded in connection with the acquisition of First Essex to conform to Sovereign’s reserving methodology. The lower provision in 2005 was driven by continued favorable credit quality statistics in our loan portfolio, combined with a reduction in net loan charge-offs, which declined from $110.3 million, or 0.36% of average loan outstandings in 2004, to $81.7 million, or 0.20% of average loan outstandings in 2005. The overall allowance for credit losses as a percentage of loans held for investment outstanding has declined from 1.12% in 2004 to 1.01% in 2005. This is reflective of the quality of the loan portfolios, improved credit risk identification, analysis, and loss estimation, as well as residential loan growth where reserve requirements are generally lower than in commercial loan portfolios. As a result of continued improved credit risk identification, analysis and loss estimation, certain class allowance factors, primarily commercial, were adjusted during 2005 to more accurately project loss rates resulting in a reduction of the allowance for loan losses. Management regularly evaluates the risk inherent in its loan portfolio and adjusts its allowance for loan losses as deemed necessary.
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
     Non-interest Income. Total non-interest income was $602.7 million for 2005 compared to $450.5 million for 2004. Several factors contributed to the increase as discussed below.
Consumer banking fees were $256.6 million for 2005 compared to $223.2 million in 2004. This increase was primarily due to increased loan and deposit fees which increased 50% and 10%, respectively, resulting from growth in average loan and deposit balances which increased 34% and 23%, respectively. The Company continued to aggressively promote demand deposit products, which, in exchange for favorable minimum balance requirements and convenience for the customer, generally produced higher fee revenues than time deposit products.
Commercial banking fees were $149.3 million for 2005 compared to $112.4 million in 2004. This increase was due to growth in both commercial loans and expanded cash management capabilities and product offerings. Commercial banking loan fees increased by $26.5 million to $70.0 million while commercial deposit fees decreased slightly by $1.0 million to $46.7 million, in 2005. Included in commercial banking fees were gains of $9.4 million related to the 2005-1 dealer floor plan securitizations executed in the third and fourth quarter of 2005. See Note 2 for further details.
Mortgage banking revenues were $88.1 million for 2005 compared to $21.6 million for 2004. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage and home equity loans or mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The primary factor contributing to the increase in mortgage banking revenues was increased loan sales resulting from high levels of origination and loan purchase activity. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2005	2004

Impairments to mortgage servicing rights	$5,944	$(1,792)
Mortgage servicing fees	20,376	18,489
Amortization of mortgage servicing rights	(17,578)	(18,895)
Net (losses) gains under SFAS 133	645	(2,020)
Sales of mortgage loans and mortgage backed securities	78,730	25,805

Total	$88,117	$21,587

There were a number of transactions in 2005 that caused the increase of $52.9 million in gains on sales of mortgage loans, mortgage backed securities and home equity loans from the 2004 levels. Included in 2005 results were $2.9 billion of mortgage loans that were sold in the three-month period ended June 30, 2005 where Sovereign recorded gains of $28.4 million. Additionally, in September 2005 and December 2005, Sovereign sold $503 million and $898 million of home equity loans and recorded net gains of $13.1 million and $19.0 million, respectively. Included in mortgage banking revenue for 2005 was a $5.9 million mortgage servicing rights impairment reversal primarily because of slower prepayment speed assumptions compared to a $1.8 million impairment charge in 2004.
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
The reduction in gross gains on sales of investment securities in 2005 was a result of the increasing interest rate environment in 2005 which reduced the amount of unrealized gains in our investment portfolio.
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
     Other expense related to equity method investments included an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $32.4 million at December 31, 2005. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $28.2 million and $20.9 million for 2005 and 2004, respectively and are included as expense in the line “Other minority interest expense and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States.
     Income Tax Provision. The income tax provision was $216 million for 2005 compared to a provision of $128 million for 2004. The effective tax rate for 2005 was 24.2% compared to 22.0% for 2004. The tax rates differ from the statutory rate of 35% due principally to income from tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership. The increase in the effective tax rate in 2005 was due to a reduction in the proportion of permanent favorable tax differences to pre-tax book income in 2005 compared to 2004.

     Line of Business Results. Beginning in the third quarter of 2006, the business unit profitability reporting unit system was reorganized to include a Metro New York segment. This new segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices, which were moved from the Mid-Atlantic segment. The Company’s reportable segments have changed to the Mid-Atlantic Banking Division, the New England Banking Division, the Metro New York Banking Division, Shared Services Consumer, Shared Services Commercial, and Other. The 2005 and 2004 results have been restated to reflect Sovereign’s new segments. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 to the Notes to the Consolidated Financial Statements.
The Mid-Atlantic Banking Division’s net interest income increased $103.3 million to $330.0 million in 2005. The increase in net interest income was principally due to the impact of the Waypoint acquisition. The net spread on a match funded basis for this segment was 2.59% in 2005 compared to 2.54% in 2004. The average balance of Mid-Atlantic Banking Division’s loans was $4.5 billion versus $3.0 billion during 2005 and 2004, respectively. The average balance of deposits was $8.4 billion in 2005 compared to $6.0 billion in 2004. These average balance increases reflect the impact of the Waypoint acquisition. The increase in fees and other income of $6.7 million to $72.1 million for 2005 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses decreased in 2005 to $17.8 million from $21.7 million in 2004 due to decreased net loan charge-offs in 2005 due to the improving credit quality of our loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $194.6 million for 2004 to $261.8 million for 2005. The increase in general and administrative expenses is due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, which included the acquisition of Waypoint.
The New England Banking Division’s net interest income increased $155.9 million to $664.4 million in 2005. The increase in net interest income was principally due to loan growth, because of the full year impact of the Seacoast and First Essex acquisitions. The net spread on a match funded basis for this segment was 2.92% in 2005 compared to 2.51% in 2004. The average balance of New England Banking Division’s loans was $5.4 billion versus $4.4 billion during 2005 and 2004, respectively. The average balance of deposits was $17.6 billion in 2005 compared to $16.0 billion in 2004. The increase in fees and other income of $10.8 million to $160.8 million for 2005 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses decreased in 2005 to $8.4 million from $16.7 million in 2004 due to decreased net loan charge-offs in 2005 and the improving credit quality of our loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $424.5 million for 2004 to $467.8 million for 2005. The increase in general and administrative expenses was due principally to Sovereign’s continued investment in people and processes to support its expanding franchise, which included the full year impact of the 2004 acquisitions of First Essex and Seacoast.
The Metro New York Banking Division’s net interest income increased $33.9 million to $252.6 million in 2005. The increase in net interest income was principally due to loan growth. The net spread on a match funded basis for this segment was 3.06% in 2005 compared to 2.64% in 2004. The average balance of Metro New York Banking Division’s loans was $1.7 billion and $1.4 billion during 2005 and 2004, respectively. The average balance of deposits was $6.7 billion in 2005 compared to $6.9 billion in 2004. The increase in fees and other income of $4.0 million to $50.2 million for 2005 was generated by deposit fees and loan fees, which grew with the increased level of deposits and loans. The provision for credit losses decreased in 2005 to $4.7 million from $10.9 million in 2004 due to decreased net loan charge-offs in 2005 and the improving credit quality of our loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) were $146.2 million for 2004 and $144.6 million for 2005.
Shared services consumer segment net interest income increased $35.3 million to $337.1 million in 2005. The increase in net interest income was principally due to loan growth. The net spread on a match funded basis for this segment was 1.55% in 2005 compared to 1.96% in 2004. The average balance of Shared services consumer loans was $21.1 billion versus $15.1 billion during 2005 and 2004, respectively. The average balance of deposits was $150.1 million in 2005 compared to $143.0 million in 2004. The increase in fees and other income of $70.0 million to $103.1 million for 2005 was primarily generated by increased mortgage banking revenues from the sale of mortgage and home equity loans. These gains increased to $78.7 million in 2005 from $25.8 million in 2004. Mortgage banking revenue is contingent upon loan growth and market conditions. Due to strong loan originations, increased loan purchases, and favorable market conditions, Sovereign experienced a higher level of gains from the sale of loans in 2005 compared to 2004. The provision for credit losses increased in 2005 to $52.7 million from $46.6 million in 2004 due to loan growth and increased charge-offs on our correspondent home equity loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $97.5 million for 2004 to $129.9 million for 2005. The increase in general and administrative expenses was due principally to Sovereign’s continued investment in people and processes to support its expanding franchise.
Shared services commercial segment net interest income increased $48.7 million to $236.1 million for 2005 compared to $187.4 million in 2004. The increase in net interest income was principally due to loan growth. The net spread on a match funded basis for this segment was 2.63% in 2005 compared to 2.50% in 2004. The average balance of Shared services commercial loans was $8.9 billion in 2005 versus $7.0 billion during 2004. Fees and other income have increased by $49.8 million to $138.5 million principally from an increase in loan fees of $26.9 million. Included in 2005 results were $9.4 million of gains related to the 2005-1 dealer floor plan securitization. The provision for credit losses decreased by $24.5 million in 2005 to $6.6 million compared to 2004 due to a lower level of net charge-offs in 2005. General and administrative expenses (including allocated corporate and direct support costs) increased slightly from $129.4 million for 2004 to $135.9 million in 2005.
The net loss before income taxes for the Other segment increased from $152.5 million in 2004 to $209.1 million in 2005. Net interest expense increased from $6.4 million in 2004 to $188.1 million for 2005 due to tightening margins between our investment and borrowing obligations in 2005 due to the flattening yield curve. The Other segment includes net gains on securities of $14.3 million in 2005, as compared to $15.1 million recorded in 2004. The previously discussed impairment charges related to our retained interests in consumer loan securitizations are recorded in the Consumer Bank segment; however, the other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio was recorded in the Other segment. The 2005 results included proxy and related professional expenses and other restructuring charges of $5.8 million and $4.0 million, respectively. See Note 29 for additional details. The 2004 results also include pre-tax losses of $63.8 million on the extinguishment of debt. The 2005 and 2004 results also included net charges of $12.7 million and $46.4 million for merger and integration charges. Finally, the Other segment included $28.2 million and $20.9 million of expense associated with the Synthetic Fuel Partnership, as well as amortization of intangibles of $73.8 million and $72.6 million in 2005 and 2004, respectively.

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
     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $5.0 billion at December 31, 2006.
The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets.
The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 required an annual impairment test. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. No charge for impairment of goodwill has been required under the provisions of SFAS No. 142 in 2006, 2005 or 2004.
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
The previously discussed restructurings of our balance sheet as well as our cost savings initiatives will have a significant impact on our future financial results. Additionally, we are increasing our investment and focus on our commercial lending portfolios as well as certain consumer segment portfolios including indirect auto lending. We believe that these steps will enhance future profitability. However, to the extent that these changes do not impact our operations as anticipated, they could affect the realizability of our goodwill in future periods.

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
During 2006 and 2005, Sovereign had both fair value hedges and cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, Sovereign might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in Sovereign’s earnings. If Sovereign’s outstanding derivative positions that qualified as hedges at December 31, 2006 were no longer considered effective, and thus did not qualify as hedges, the impact in 2006 would have been to lower pre-tax earnings by approximately $49.6 million.
Recent Acquisitions
On June 1, 2006, Sovereign acquired Independence for $42 per share in cash, representing an aggregate transaction value of $3.6 billion and the results of their operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88.7 million shares to Santander, which made Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey and had total assets and deposits of $17.1 billion and $11.0 billion, respectively. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. Sovereign recorded merger-related and integration charges of $42.8 million pre-tax ($27.8 million after-tax), or $0.06 per diluted share, in 2006.
On January 21, 2005, Sovereign acquired Waypoint for approximately $953 million and the results of Waypoint are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. Waypoint was a bank holding company headquartered in Harrisburg, Pennsylvania, with assets of approximately $4.3 billion and deposits of $2.9 billion. Waypoint operated 66 community banking offices in ten counties in south-central Pennsylvania and northern Maryland. This acquisition has increased Sovereign’s market presence in many counties in Pennsylvania and has created new markets in certain counties in Maryland. Sovereign recorded merger related and integration charges of $16.7 million pre-tax ($10.9 million after-tax), or $0.03 per diluted share in 2005.
On February 6, 2004, Sovereign closed the acquisition of First Essex for approximately $418 million and the results of First Essex are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $208 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 12.7 million shares of Sovereign’s common stock and the exchange of Sovereign stock options for existing First Essex options. The value of the common stock for accounting purposes was based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. First Essex had approximately $1.7 billion in assets and $1.3 billion in deposits and was headquartered in Andover, Massachusetts, with 20 community banking offices throughout 2 counties in Massachusetts and 3 counties in New Hampshire. This acquisition fortified our presence in both of these states and gave us greater leverage in commercial and retail banking in these markets. Sovereign recorded merger-related and integration charges of $22.7 million pre-tax ($14.8 million after-tax), or $.04 per diluted share, in 2004. The majority of these charges related to closing Sovereign branch and office locations which will be serviced by acquired First Essex properties.
On July 23, 2004, Sovereign completed the acquisition of Seacoast, a commercial bank holding company, with $5.7 billion in assets and $3.7 billion in deposits, headquartered in New Bedford, Massachusetts, and the results of Seacoast’s operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign issued 36.2 million shares of common stock and exchanged Sovereign stock options for existing Seacoast options, with a combined value of $817.5 million and made cash payments of $256.2 million, to acquire and convert all outstanding Seacoast shares and employee stock options and pay associated fees. The value of the common stock was determined based on the average price of Sovereign’s shares over the three-day period preceding and subsequent to the closing date of the acquisition since the final consideration was subject to change based upon the value of Sovereign’s stock price immediately preceding the closing date of the transaction. The Seacoast acquisition added 67 banking offices throughout Southeastern Massachusetts. This acquisition has increased Sovereign’s market presence in the New England market place. Sovereign recorded merger related and integration charges of $23.7 million pre-tax ($15.4 million after-tax) or $.05 per diluted share in 2004. See Note 27 for additional details on the merger-related charges recorded by Sovereign on the acquisitions noted above.

Financial Condition
     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2006 was $62.6 billion (including $7.6 billion of loans held for sale), compared to $43.8 billion (including $0.3 billion of loans held for sale) at December 31, 2005, and was comprised of $30.5 billion of commercial loans, $26.8 billion of consumer loans secured by real estate and $5.3 billion of consumer loans not secured by real estate. This compares to $16.6 billion of commercial loans, $22.3 billion of consumer loans secured by real estate, and $4.9 billion of consumer loans not secured by real estate at December 31, 2005.
Commercial loans grew by 83% during 2006 to $30.5 billion principally due to the Independence acquisition and loan origination activity. Consumer loans secured by real estate grew by 22% in 2006 to $26.8 billion as a result of business acquisitions, loan origination activity and loan purchases.
Table 4 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2006		2005		2004		2003		2002
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT

Commercial real estate loans	$11,514,983	18.4%	$7,209,180	16.5%	$5,824,133	15.9%	$4,702,046	18.0%	$4,386,522	18.9%
Commercial and industrial loans	13,188,909	21.1	9,426,466	21.5	8,040,107	21.9	6,361,640	24.3	5,940,234	25.6
Multifamily (1)	5,768,451	9.2	—	—	—	—	—	—	—	—

Total Commercial Loans	30,472,343	48.7	16,635,646	38.0	13,864,240	37.8	11,063,686	42.3	10,326,756	44.5

Residential mortgages	17,404,730	27.8	12,462,802	28.4	8,497,496	23.2	5,074,684	19.4	4,347,512	18.7
Home equity loans and lines of credit	9,443,560	15.1	9,793,124	22.4	9,577,656	26.2	6,457,682	24.7	5,165,834	22.3

Total Consumer Loans secured by real estate	26,848,290	42.9	22,255,926	50.8	18,075,152	49.4	11,532,366	44.1	9,513,346	41.0

Auto loans	4,848,204	7.7	4,434,021	10.1	4,205,547	11.5	3,240,383	12.4	3,038,976	13.1
Other	419,759	0.7	478,254	1.1	486,140	1.3	312,224	1.2	314,356	1.4

Total Consumer Loans	32,116,253	51.3	27,168,201	62.0	22,766,839	62.2	15,084,973	57.7	12,866,678	55.5

Total Loans	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%

Total Loans with:
Fixed rates	$39,716,958	63.5%	$26,141,411	59.7%	$21,145,915	57.7%	$15,171,129	58.0%	$13,599,898	58.6%
Variable rates	22,871,638	36.5	17,662,436	40.3	15,485,164	42.3	10,977,530	42.0	9,593,536	41.4

Total Loans	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%	$23,193,434	100.0%

(1)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multifamily loans. As this was primarily a new asset class for Sovereign we have disclosed these loan separately in the table above. At December 31, 2005, 2004, 2003, and 2002, Sovereign’s multifamily loan portfolio totaled approximately $475 million, $463 million, $349 million and $254 million, respectively which were classified as commercial real estate loans.

Table 5 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2006 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2006, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total

Commercial real estate loans	$1,526,448	$4,183,122	$5,805,413	$11,514,983
Commercial and industrial loans	4,471,495	5,936,475	2,780,939	13,188,909
Multi-family loans	100,071	2,920,914	2,747,466	5,768,451

Total	$6,098,014	$13,040,511	$11,333,818	$30,472,343

Loans with:
Fixed rates	$549,259	$6,586,494	$7,081,443	$14,217,196
Variable rates	5,548,755	6,454,017	4,252,375	16,255,147

Total	$6,098,014	$13,040,511	$11,333,818	$30,472,343

     Investment Securities. Sovereign’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other non agency issuers and short duration CMO’s. Sovereign’s available for sale investment strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of the available for sale investment portfolio at December 31, 2006 was 3.74 years, versus 3.62 years at December 31, 2005.
During 2006 Sovereign increased its holdings of state and municipal securities as the after-tax risk-adjusted yield on these investments is favorable to other investment categories. The increase in investments in FHLB stock is a result of the $185.9 million in FHLB stock acquired in connection with the Independence acquisition.
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
In the second quarter of 2006 and the fourth quarter of 2004, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $67.5 million and $32.1 million in the second quarter of 2006 and the fourth quarter of 2004, respectively. As of December 31, 2006, Sovereign held $876.4 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized gain of $48.1 million. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2006 were considered temporary.
During the second quarter following the acquisition of Independence, Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.38 per diluted share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that we were required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.
During the fourth quarter as part of the balance sheet restructuring, Sovereign sold $1.5 billion of investment securities with a combined effective yield of 4.60% for asset/liability management purposes and incurred a pre-tax loss of $43.0 million ($28 million after tax or $0.06 per diluted share). The proceeds from the sale of the available for sale investment securities will be reinvested in higher yielding securities since they are required as collateral for certain debt and deposit obligations.
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

Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2006 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2006	2005	2004

Investment securities available for sale:
U.S. Treasury and government agencies	$1,606,905	$1,170,613	$1,010,186
FNMA, FHLMC, and FHLB securities	4,791,355	3,173,878	3,385,090
State and municipal securities	2,554,806	4,468	5,292
Other securities	4,921,562	2,909,443	2,664,811

Total investment securities available for sale	$13,874,628	$7,258,402	$7,065,379

Investment securities held to maturity:
U.S. Treasury and government agencies	$—	$106,881	$126,654
FNMA, FHLMC, and FHLB securities	—	1,940,582	1,952,010
State and municipal securities	—	1,752,739	824,331
Other securities	—	847,425	1,001,324

Total investment securities held to maturity	$—	$4,647,627	$3,904,319

Investments in FHLB stock	1,003,012	651,299	577,179

Total investment portfolio	$14,877,640	$12,557,328	$11,546,877

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2006
	Amortized	Fair
	Cost	Value

FNMA	$2,679,975	$2,700,623
FHLMC	1,217,984	1,220,726
FHLB	1,148,042	1,149,925

Total	$5,046,001	$5,071,274

     Goodwill and Intangible Assets. Goodwill and other intangible assets increased to $5.5 billion at December 31, 2006, from $2.9 billion in 2005. Goodwill and other intangibles represented 6.1% of total assets and 63.7% of stockholders’ equity at December 31, 2006, and are comprised of goodwill of $5.0 billion, core deposit intangible assets of $475.7 million and other intangibles of $22.7 million. The increase in goodwill was due to the acquisition of Independence that closed during 2006. Core deposit intangibles increased to $475.7 million at December 31, 2006 from $214.0 million at December 31, 2005. This increase was a result of $369.1 million recorded in connection with the Independence acquisition, offset by core deposit intangible amortization of $107.4 million in 2006.
Sovereign establishes core deposit intangibles (CDI) in instances where core deposits are acquired in purchase business combinations. Sovereign determines the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the ongoing cost of the core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The CDI associated with our various acquisitions are being amortized over the expected life of the underlying deposits, which is for periods up to 10 years.
     Other Assets. Other assets at December 31, 2006 were $2.6 billion compared to $2.0 billion at December 31, 2005. Included in other assets at December 31, 2006 and December 31, 2005 were $562 million and $499 million of assets associated with our precious metals business, respectively, $395 million and $337 million, respectively, of prepaid assets, $260 million and $233 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $371 million and $215 million, respectively.
     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2006 were $52.4 billion, compared to $38.0 billion at December 31, 2005. The increase is attributable to Sovereign’s acquisition of Independence and the Company’s decision to increase its reliance on time deposit funding in 2006 due to market rate increases on overnight borrowings. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin in a prior section of this MD&A.
     Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh, New England, and New York (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2006 were $26.8 billion, compared to $18.7 billion at December 31, 2005. The increase in our level of borrowings in 2006 is primarily due to the $5.5 billion of borrowings assumed in connection with the Independence acquisition as well as increases in borrowings to fund loan growth.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2006	2005	2004

Securities sold under repurchase agreements:
Balance	$199,671	$189,112	$613,239
Weighted average interest rate at year-end	3.85%	4.19%	2.76%
Maximum amount outstanding at any month-end during the year	$1,740,824	$942,799	$2,827,482
Average amount outstanding during the year	$596,583	$395,940	$1,789,931
Weighted average interest rate during the year	5.21%	3.31%	1.75%
Federal Funds Purchased:
Balance	$1,700,000	$819,000	$970,100
Weighted average interest rate at year-end	5.22%	4.18%	2.29%
Maximum amount outstanding at any month-end during the year	$1,915,000	$1,215,593	$1,244,160
Average amount outstanding during the year	$998,867	$940,100	$930,495
Weighted average interest rate during the year	5.17%	3.33%	1.62%
FHLB advances:
Balance	$19,563,985	$13,295,493	$10,623,394
Weighted average interest rate at year-end	4.81%	4.46%	3.80%
Maximum amount outstanding at any month-end during the year	$20,409,561	$14,023,128	$10,623,394
Average amount outstanding during the year	$16,727,311	$12,123,306	$9,132,898
Weighted average interest rate during the year	4.61%	4.09%	3.79%
Senior Credit Facility:
Balance	$—	$—	$50,000
Weighted average interest rate at year-end	0.00%	0.00%	3.60%
Maximum amount outstanding at any month-end during the year	$100,000	$300,000	$250,000
Average amount outstanding during the year	$12,466	$151,164	$127,295
Weighted average interest rate during the year	11.71%	4.41%	3.30%
Asset-Backed Floating Rate Notes:
Balance	$1,971,000	$1,971,000	$1,971,000
Weighted average interest rate at year-end	3.58%	2.50%	0.54%
Maximum amount outstanding at any month-end during the year	$1,971,000	$1,971,000	$1,971,000
Average amount outstanding during the year	$1,971,000	$1,971,000	$1,581,974
Weighted average interest rate during the year	3.87%	1.91%	0.31%
Senior Notes:
Balance	$740,334	$797,916	$299,500
Weighted average interest rate at year-end	5.13%	4.76%	2.74%
Maximum amount outstanding at any month-end during the year	$1,039,210	$797,916	$815,626
Average amount outstanding during the year	$833,577	$466,088	$501,100
Weighted average interest rate during the year	5.62%	4.30%	6.84%
Subordinated Notes:
Balance	$1,139,511	$772,063	$782,139
Weighted average interest rate at year-end	4.68%	5.27%	3.94%
Maximum amount outstanding at any month-end during the year	$1,139,511	$798,535	$793,724
Average amount outstanding during the year	$981,397	$781,627	$776,980
Weighted average interest rate during the year	5.60%	4.72%	3.50%
Junior Subordinated Debentures to Capital Trusts:
Balance	$1,535,216	$876,313	$830,756
Weighted average interest rate at year-end	7.65%	8.09%	7.22%
Maximum amount outstanding at any month-end during the year	$1,535,216	$886,434	$902,597
Average amount outstanding during the year	$1,256,491	$877,730	$751,781
Weighted average interest rate during the year	7.88%	7.38%	7.03%
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
On September 1, 2005, Sovereign issued $200 million of 3.5 year, floating rate Senior notes and $300 million of 5 year non-callable, fixed rate Senior notes at 4.80%. The floating rate notes bear interest at a rate of 3 month LIBOR plus 28 basis points (adjusted quarterly) and mature on March 1, 2009. The fixed rate notes mature on September 1, 2010. The proceeds of the offering were used to pay off $225 million of a line of credit at LIBOR plus 90 basis points, provide additional holding company cash for a previously announced stock repurchase program, enhance the short-term liquidity of the company, and for general corporate purposes.
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
Holders may convert each of their Trust PIERS into 1.71 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock (which initially is $29.21 per share) over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $37.97, subject to adjustment, for a specified period.
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

In November of 2003, Sovereign Bank entered into an asset-backed $750 million financing transaction with an international bank. In December 2004, Sovereign obtained an additional $400 million from this institution under similar terms. See Note 12 to the Consolidated Financial Statements for further discussion of these transactions.
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
The senior credit facility with Bank of Scotland consists of a $400 million, 364-day revolving line of credit at the holding company. The revolving line provides $400 million of capacity through February 2007. The Company is working on extending the maturity date on this facility. There was no amount outstanding under the revolving line at December 31, 2006. The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2006 and 2005.
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
In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2006, off-balance sheet QSPEs had $1.1 billion of assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $84 million at December 31, 2006, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond retained interests and servicing rights inherent in the QSPEs. At December 31, 2006, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 22 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.
     Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in “Trust preferred securities and other minority interest expense” on the Consolidated Statement of Operations.
Credit Risk Management
Extending credit to our customers exposes Sovereign to credit risk, which is the risk that the principal balance of a loan and any related interest will not be collected due to the inability or unwillingness of the borrower to repay the loan. Sovereign manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Credit Policy Committee and approved by the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In addition to being subject to the judgment and dual approval of experienced loan officers and their managers, loans over a certain dollar size also require the co-approval of credit officers independent of the loan officer to ensure consistency and quality in accordance with Sovereign’s credit standards. The largest loans require approval by the Credit Policy Committee of the Board of Directors.
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

     Commercial Loans. Commercial loans principally represent commercial real estate loans (including multifamily loans), loans to commercial and industrial customers, automotive dealer floor plan loans, and loans to auto lessors. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.
Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2006 and 2005, 6% and 8% of the commercial loan portfolio was unsecured, respectively.
The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties through its New York metro market. Credit risk associated with multifamily loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending credit, Sovereign follows a set of underwriting standards which generally permit a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25.
It is the Company’s policy to require appropriate insurance protection, including title and hazard insurance, on all mortgage loans prior to closing. Other than cooperative apartment loans, mortgage loan borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.
     Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of a 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first ten basis points of losses on the residential real estate loans in the structure. Sovereign is reimbursed for losses above ten basis points up to aggregate losses of 120 basis points under the terms of the credit default swap. This credit default swap term is equal to the term of the loan portfolio. Sovereign had $3.7 billion of residential real estate loans in the synthetic securitization at December 31, 2006.
     Consumer Loans Not Secured by Real Estate. Credit risk in the auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance. Only .3% and .5% of the entire consumer portfolio at December 31, 2006 and 2005, was unsecured, respectively.
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
     Non-performing Assets. At December 31, 2006, Sovereign’s non-performing assets were $221.6 million, compared to $205.6 million at December 31, 2005. Non-performing assets as a percentage of total assets (excluding loans held for sale) was .27% at December 31, 2006 which was an improvement from the prior year level of .32%. Non-performing commercial and commercial real estate loans increased in 2006 by $44.5 million to $144.9 million, and is principally a result of the Independence acquisition and commercial loan growth in 2006 as nonperforming commercial and commercial real estate loans as a percentage of commercial and commercial real estate loans is consistent between years at .63% in 2006 compared to .65% in 2005. Non-performing home equity loans and lines of credit decreased in 2006 by $45.2 million to $10.3 million; this decrease is due to the anticipated sale of $4.3 billion of Sovereign’s correspondent home equity loans, which had the impact of reducing non-performing assets by $66.0 million at December 31, 2006.
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

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2006	2005	2004	2003	2002

Non-accrual loans:
Consumer
Residential	$33,682	$30,393	$33,656	$38,195	$36,849
Home Equity loans and lines of credit	10,312	55,543	26,801	29,370	30,329
Auto loans and other consumer loans	2,955	2,389	1,220	1,551	2,515

Total consumer loans	46,949	88,325	61,677	69,116	69,693

Commercial	69,207	68,572	54,042	83,976	122,504
Commercial real estate	75,710	31,800	26,757	45,053	38,302
Multifamily	1,486	—	—	—	—

Total non-accrual loans	193,352	188,697	142,476	198,145	230,499
Restructured loans	557	777	1,097	1,235	893

Total non-performing loans (1)	193,909	189,474	143,573	199,380	231,392

Real estate owned	22,562	11,411	12,276	17,016	19,007
Other repossessed assets	5,126	4,678	4,247	4,051	6,663

Total other real estate owned and other repossessed assets	27,688	16,089	16,523	21,067	25,670

Total non-performing assets	$221,597	$205,563	$160,096	$220,447	$257,062

Past due 90 days or more as to interest or principal and accruing interest	$40,103	$54,794	$38,914	$36,925	$40,500
Net loan charge-off rate to average loans(3)	.96%	.20%	.36%	.55%	.58%
Non-performing assets as a percentage of total assets, excluding loans held for sale	.27	.32	.29	.51	.66
Non-performing loans as a percentage of total loans held for investment	.35	.44	.39	.77	1.01
Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets	.40	.47	.44	.85	1.13
Allowance for credit losses as a percentage of total non-performing assets (2)	219.4	213.0	255.3	148.7	116.2
Allowance for credit losses as a percentage of total non-performing loans (2)	250.8	231.1	284.7	164.5	129.1

(1)	Non-performing loans at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that are classified as held for sale.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(3)	Includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.
Loans that are past due 90 days or more and still accruing interest decreased from $54.8 million at December 31, 2005 to $40.1 million at December 31, 2006. Ninety-day consumer secured by real estate loan delinquencies decreased by $13.4 million. Ninety-day delinquencies decreased in the auto and other consumer category by $1.3 million.
     Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $102.1 million and $57.2 million at December 31, 2006 and 2005, respectively. The principal reason for the increase has been a general mild weakening in our commercial loan portfolio, throughout 2006, plus the Independence acquisition. Management has evaluated these loans and reserved for these loans at higher rates.

     Delinquencies. Sovereign’s loan delinquencies (all performing loans held for investment 30 or more days delinquent) at December 31, 2006 were $540 million compared to $469 million at December 31, 2005. As a percentage of total loans held for investment, performing delinquencies were 0.97% at December 31, 2006, a decrease from 1.07% at December 31, 2005. Consumer secured by real estate performing loan delinquencies increased from $338 million to $343 million during the same time periods, and increased as a percentage of total consumer secured by real estate loans from 1.52% to 1.74%. Consumer not secured by real estate performing loan delinquencies increased from $74 million to $95 million and increased as a percentage of total consumer loans from 1.50% to 1.81%. Commercial performing loan delinquencies increased from $57 million to $102 million, but remained constant as a percentage of total commercial loans at 0.34%. The reason for the increase in consumer loans, primarily those secured by real estate, was due to a mild weakening of the credit quality of our loan portfolio in the fourth quarter. Commercial loan delinquencies have increased modestly and are due to late payments in the early stages of delinquency and are not necessarily indicators of emerging credit issues.
Allowance for Credit Losses
Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2006, Sovereign’s total allowance was $471.0 million.
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
The allowance recorded for our consumer portfolio is based on an analysis of product mix, risk composition of the portfolio, collateral coverage and bankruptcy experiences, economic conditions and historical and expected delinquency and past and anticipated charge-off statistics for each homogeneous category or group of loans. Based on this information and analysis, an allowance is established in an amount sufficient to cover estimated inherent losses in this portfolio.
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
The specific allowance element is calculated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure” and is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined quality level. This analysis is performed by the Managed Assets Division, and periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.
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
Reserve for Unfunded Lending Commitments
In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. In the fourth quarter of 2005, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities for all periods presented. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $15.3 million at December 31, 2006 decreased $2.9 million from $18.2 million at December 31, 2005 due to a reduction in reserve factors on this category reflecting low loss exposure on these commitments, partially offset by an increase in commitments at December 31, 2006 due to the Independence acquisition and organic growth.

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
Table 10 summarizes Sovereign’s allowance for credit losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allocated allowances:
Commercial loans	$375,014	49%	$220,314	38%	$209,587	38%	$192,454	42%	$193,528	44%
Consumer loans secured by real estate	45,521	43	142,728	51	121,311	49	79,968	44	65,671	41
Consumer loans not secured by real estate	45,730	8	50,557	11	50,167	13	29,774	14	23,235	15
Unallocated allowance	4,765	n/a	6,000	n/a	9,938	n/a	13,594	n/a	5,584	n/a

Total allowance for loan losses	$471,030	100%	$419,599	100%	$391,003	100%	$315,790	100%	$288,018	100%

Reserve for unfunded lending commitments	15,255		18,212		17,713		12,104		10,732

Total allowance for credit losses	$486,285		$437,811		$408,716		$327,894		$298,750

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $220.3 million at December 31, 2005 to $375.0 million at December 31, 2006 due to 83% growth in the commercial loan portfolio as a result of the Independence acquisition. As a percentage of the total commercial portfolio, the allowance decreased from 1.32% to 1.23%. This decline is due to the addition of multi-family loans resulting from the Independence acquisition which carry lower reserve allocations than our commercial loans. During 2006, net charge-offs in this portfolio totaled $42.8 million, as compared to $27.8 million in 2005; and, net charge-offs were 18 basis points in both years. Excluding the addition of multi-family loans due to the Independence acquisition, Sovereign’s commercial loan charge-offs to average commercial loans increased 1 basis point to 27 basis points in 2006 compared to 26 basis points in 2005. This increase was due to a mild weakening in credit quality noted towards the end of 2006. This deterioration was factored into the Company’s calculation of its allowance for loan losses. Non-accrual commercial loans to total commercial loans was 48 basis points at December 31, 2006 compared to 60 basis points at the end of 2005. These ratios exclude the impact of our multifamily loan portfolio which was acquired as a result of our acquisition of Independence.

     Consumer Loans Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio decreased from $142.7 million at December 31, 2005 to $45.5 million at December 31, 2006 or 68%. The allowance decrease is due primarily to the reduction in reserves due to the decision to sell our correspondent home equity loans.
Sovereign had $86.5 million of allowance for loan loss reserves associated with the $4.3 billion of correspondent home equity loans that the Company decided to sell in late December 2006. This amount was charged off in the lower of cost or market adjustment that was recorded in connection with the transfer of this loan portfolio to held for sale at December 31, 2006.
The remaining consumer loans secured by real estate consist of first lien residential loans and Sovereign originated home equity loans. The asset quality for these portfolios has been strong over the past few years.
Sovereign has entered into a credit default swap on $3.7 billion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first ten basis points of losses on the $3.7 billion residential real estate loan portfolio. Sovereign is reimbursed for losses above ten basis points up to aggregate losses of 120 basis points under the terms of the credit default swap. This credit default swap term is equal to the term of the loan portfolio. The structure resulted in fewer reserves being allocated to the residential loan portfolio as a portion of the losses are reimbursed through the credit default swap.
     Consumer Loans Not Secured by Real Estate Portfolio. The allowance for the consumer loans not secured by real estate portfolio decreased slightly from $50.6 million at December 31, 2005 to $45.7 million at December 31, 2006 due to continued low loss rates in this segment. The allowance for the consumer not secured by real estate portfolio remained relatively consistent, due to there being only minimal loan growth in this portfolio.
     Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance decreased from $6.0 million at December 31, 2005 to $4.8 million at December 31, 2006. As a percentage of the total reserve, the unallocated portion decreased from 1.4% to 1.0%. Management believes the overall decrease in the unallocated reserve is warranted due to improved credit risk identification, analysis and loss estimation. However, this balance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
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
Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2006. It also presents capital ratios for Sovereign Bancorp, Inc.
Table 11: Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2006	Requirement	Requirement

Tangible capital to tangible assets	6.22%	2.00%	None
Tier 1 leverage capital to tangible assets	6.22	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	7.52	4.00	6.00
Total risk-based capital to risk adjusted assets	10.07	8.00	10.00

	Sovereign Bancorp	Sovereign Bancorp
	December 31, 2006(1)	December 31, 2005(1)

Tier 1 leverage capital ratio	5.73%	6.68%
Tangible equity to tangible assets, including AOCI(2)	3.50%	4.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2)	Accumulated other comprehensive income

Liquidity and Capital Resources
Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2006, Sovereign had $11.0 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
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
Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $600 million in 2006, $750 million in 2005, and $130 million in 2004. Sovereign also has approximately $2.1 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets at December 31, 2006.
As discussed in other sections of this document, including Item 1, Business, and in Note 15 to the Consolidated Financial Statements, Sovereign Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders. Sovereign paid dividends totaling $126 million to its common shareholders in 2006.
Cash and cash equivalents increased $672 million in 2006. Net cash provided by operating activities was $1.0 billion for 2006. Net cash used by investing activities for 2006 was $8.7 billion and consisted primarily of the purchase of $15.1 billion in investment securities, $6.8 billion of loans and the purchase of Independence for $2.7 billion, offset by the proceeds from sales, repayments and maturities of investment securities and the sale of loans of $15.9 billion and $4.8 billion, respectively. We also had a net change in loans other than purchases and sales of $4.6 billion and purchased $6.8 billion of loans. Net cash provided by financing activities for 2006 was $8.4 billion, which was primarily due to a net increase in deposits of $3.4 billion, proceeds from the issuance of common stock of $2.0 billion and an increase in borrowings and other debt obligations of $2.3 billion. See the consolidated statement of cash flows for further details on our sources and uses of cash.
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
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1—3 Years	4—5 Years	5 Years

Borrowings and other debt obligations:
Securities sold under repurchase agreements(1)	$209,028	$130,151	$78,877	$—	$—
FHLB advances(1)	21,336,904	13,502,143	1,567,710	849,927	5,417,124
Fed Funds(1)	1,700,000	1,700,000	—	—	—
Other debt obligations(1)(2)	4,600,315	1,075,654	1,545,261	683,400	1,296,000
Junior subordinated debentures to Capital Trusts(1)(2)	8,135,762	1,973,158	1,482,686	233,376	4,446,542
Certificates of deposit(1)	16,856,603	13,883,413	2,051,649	409,944	511,597
Investment partnership commitments(3)	52,294	25,115	23,538	3,529	112
Operating leases	721,263	97,749	153,248	119,937	350,329

Total contractual cash obligations	$53,612,169	$32,387,383	$6,902,969	$2,300,113	$12,021,704

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $36.3 billion that are due on demand by customers.
Sovereign’s senior credit facility requires Sovereign to maintain specified financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2006, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross default provisions in such senior credit facility, if more than $5.0 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder.
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

OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1—3 Years	4—5 Years	5 Years

Commitments to extend credit	$18,042,931	$8,310,009	$3,264,940	$3,190,359	$3,277,623	(1)
Standby letters of credit	3,788,018	928,093	994,825	1,643,520	221,580
Loans sold with recourse	220,724	3,021	16,632	32,903	168,168
Forward buy commitments	597,202	597,202	—	—	—

Total commercial commitments	$22,648,875	$9,838,325	$4,276,397	$4,866,782	$3,667,371

(1)	Of this amount, $2.7 billion represents the unused portion of home equity lines of credit.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes and the anticipated balance sheet restructuring activities previously discussed:

If interest rates changed in parallel by	The following estimated percentage increase/(decrease) to net interest
the amounts below at December 31, 2006	income over the subsequent twelve months would result

Up 100 basis points	1.61%
Up 200 basis points	2.45%
Down 100 basis points	(0.61)%
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

As of December 31, 2006, the one year cumulative gap was (4.97)%, compared to (3.87)% at December 31, 2005. The impact of the previously discussed balance sheet restructuring is anticipated to bring this ratio close to 0%.
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
The table below discloses the estimated sensitivity to Sovereign’s NPV ratio based on changes to interest rates at December 31, 2006 and does not include the impact of the previously discussed balance sheet restructuring which will have a positive impact of the NPV ratio when completed.

If interest rates changed in
parallel by the amounts below at	Estimated NPV Ratio	Estimated NPV Ratio
December 31, 2006	December 31, 2006	December 31, 2005

Base	10.87%	12.38%
Up 200 basis points	10.16%	11.82%
Up 100 basis points	10.58%	12.16%
Down 100 basis points	10.79%	12.37%
Down 200 basis points	10.33%	12.00%
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
As part of its mortgage banking strategy, Sovereign originates fixed rate residential mortgages and multifamily loans. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities that are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging loans in the mortgage pipeline that are originated for sale.
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

Table 12 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2006. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):
Table 12: Gap Analysis

	AT DECEMBER 31, 2006 REPRICING
	Year One	Year Two	Year Three	Year Four	Year Five	Thereafter	Total

Interest earning assets:
Investment securities(1)(2)	$5,048,009	$1,016,530	$748,971	$654,554	$684,082	$7,325,280	$15,477,426
Loans	28,635,420	8,638,120	6,154,552	4,675,037	3,584,402	10,901,065	62,588,596

Total interest earning assets	$33,683,429	$9,654,650	$6,903,523	$5,329,591	$4,268,484	$18,226,345	$78,066,022

Non-interest earning assets	4,347,477	1,539,876	1,539,876	1,539,876	1,539,876	1,068,846	11,575,827

Total assets	$38,030,906	$11,194,526	$8,443,399	$6,869,467	$5,808,360	$19,295,191	$89,641,849

Interest bearing liabilities:
Deposits	$27,430,458	$4,211,724	$3,488,174	$2,917,625	$2,651,729	$11,684,844	$52,384,554
Borrowings	20,170,154	727,067	589,693	985,777	29,006	4,348,020	26,849,717

Total interest bearing liabilities	$47,600,612	$4,938,791	$4,077,867	$3,903,402	$2,680,735	$16,032,864	$79,234,271

Non-interest bearing liabilities	1,606,794	—	—	—	—	—	1,606,794
Minority Interest	—	—	—	—	—	156,385	156,385
Stockholders’ equity	—	—	—	—	—	8,644,399	8,644,399

Total liabilities and stockholders’ equity	$49,207,406	$4,938,791	$4,077,867	$3,903,402	$2,680,735	$24,833,648	$89,641,849

Excess assets (liabilities) before effect of hedging transactions	$(11,176,500)	$6,255,735	$4,365,532	$2,966,065	$3,127,625	$(5,538,457)

To total assets	(12.47)%	6.98%	4.87%	3.31%	3.49%	(6.18)%
Cumulative excess assets (liabilities) before effect of hedging transactions	$(11,176,500)	$(4,920,765)	$(555,233)	$2,410,832	$5,538,457	$—

To total assets	(12.47)%	(5.49)%	(0.62)%	2.69%	6.18%	0.00%
Effect of hedging transactions on assets and liabilities	$6,720,778	$(1,346,446)	$(2,403,564)	$(1,579,677)	$(1,199,745)	$(191,346)

Excess assets (liabilities) after effect of hedging transactions	$(4,455,722)	$4,909,289	$1,961,968	$1,386,388	$1,927,880	$(5,729,803)

To total assets	(4.97)%	5.48%	2.19%	1.55%	2.15%	(6.39)%
Cumulative excess assets (liabilities) after effect of hedging transactions	$(4,455,722)	$453,567	$2,415,535	$3,801,923	$5,729,803	—

To total assets	(4.97)%	0.51%	2.69%	4.24%	6.39%	0.00%

(1)	Includes interest-earning deposits.

(2)	Investment securities include market rate payment and repayment assumptions.

Table 13 presents selected quarterly consolidated financial data (in thousands, except per share data):
Table 13: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005

Total interest income(2)	$1,254,002	$1,240,851	$992,018	$839,533	$811,036	$761,242	$720,085	$670,224
Total interest expense	766,970	749,064	553,247	435,575	407,793	352,901	306,926	262,878

Net interest income(2)	487,032	491,787	438,771	403,958	403,243	408,341	413,159	407,346
Provision for credit losses	365,961	45,000	44,500	29,000	26,000	20,000	22,000	22,000

Net interest income after provision for credit loss(2)	121,071	446,787	394,271	374,958	377,243	388,341	391,159	385,346
(Loss)/gain on investment securities, net(2)	(36,089)	29,154	(305,027)	—	(1,296)	1,675	3,355	7,979
Total fees and other income	149,369	171,851	141,975	134,341	159,885	158,232	148,567	124,267
General and administrative and other expenses	489,401	427,163	362,195	324,771	321,797	309,456	300,477	320,903

Income before income taxes	(255,050)	220,629	(130,976)	184,528	214,035	238,792	242,604	196,689
Income tax provision	(125,610)	36,620	(71,920)	43,130	48,540	57,749	59,133	50,538

Net income	$(129,440)	$184,009	$(59,056)	$141,398	$165,495	$181,043	$183,471	$146,151
Dividends on preferred stock	(3,650)	(1,825)	(2,433)	—	—	—	—	—
Contingently convertible debt expense, net of tax	—	6,344	—	6,327	6,354	6,344	6,335	6,394

Net Income for EPS purposes	$(133,090)	$188,528	$(61,489)	$147,725	$171,849	$187,387	$189,806	$152,545

Earnings per share:
Basic(1)	$(0.28)	$0.39	$(0.15)	$0.38	$0.44	$0.48	$0.48	$0.38

Diluted(1)	$(0.28)	$0.37	$(0.15)	$0.36	$0.42	$0.45	$0.45	$0.36

Market prices:
High	$25.90	$21.60	$21.76	$21.53	$22.37	$23.54	$21.62	$22.60
Low	21.27	20.07	20.19	19.57	19.65	20.66	19.17	20.85
Dividends declared per common share	0.080	0.080	0.080	0.060	0.060	0.040	0.040	0.030

(1)	Prior period earnings per share have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

(2)	In the first quarter of 2006, Sovereign reclassified loan prepayment fees and late fees from non-interest income to interest income. Prior periods were reclassified to conform to the current period presentation.

2006 Fourth Quarter Results
Net income/(loss) for the fourth quarter of 2006 was $(129.4) million, or $(0.28) per diluted share, which was $313.4 million or $0.65 per diluted share lower than the third quarter and $298.6 million or $0.72 per diluted share lower than the fourth quarter 2005 reported amount of $165.5 million, or $0.42 per diluted share. Several items contributed to the earnings decline quarter to quarter. The decrease was primarily due to charges recorded in the fourth quarter. As previously discussed management and the Board finalized a plan to improve the long-term financial performance of the Company in the fourth quarter of 2006. This plan includes selling a significant amount of assets that have low risk adjusted returns and paying down high cost short-term debt obligations. We classified $7.2 billion of loans held for sale and recorded pretax charges of approximately $324 million to write these loans down to their fair market values. Sovereign also sold $1.5 billion of low yielding investment securities and recorded a loss of $43 million on the sale. Also, during the fourth quarter, Sovereign announced initiatives designed to reduce operating expenses in future periods, including employee lay-offs, and recorded $78.7 million of charges in connection with these plans. Additionally, the fourth quarter results included $10.6 million of merger-related expenses. The returns on average equity and average assets were (5.82)% and (0.57)%, respectively, for the fourth quarter of 2006, compared to 8.47% and 0.81%, respectively, for the third quarter of 2006, and 11.49% and 1.03%, respectively, for the fourth quarter of 2005. The decline in year-over-year fourth quarter net income was driven primarily by the previously mentioned charges. We anticipate additional material charges of up to $100 million associated with our restructuring plan in future periods.
Net interest margin for the fourth quarter of 2006 was 2.60%, compared to 2.64% from the third quarter of 2006, and 3.01% in the fourth quarter of 2005. The decrease in margin in the fourth quarter of 2006 compared to the third quarter was due to the inverted yield curve and unfavorable rate movements in the fourth quarter. We anticipate that the impact of our anticipated balance sheet restructuring will increase our net interest margin by 20 to 25 basis points. However, our 2007 net interest margin will continue to be influenced by the interest rate yield environment and our ability to originate high quality loans and organically grow low cost deposits.
General and administrative expenses for the fourth quarter of 2006 were $354.9 million, compared to $351.8 million in the third quarter and $281.8 million in the fourth quarter of 2005. The primary reason for the increase quarter over quarter is higher marketing, consulting and professional services and legal expense. The increase in year-over-year fourth quarter general and administrative expenses was largely driven by the Independence acquisition.
The effective income tax rate for the fourth quarter of 2006 was (49.2)% compared to 16.6%, in the third quarter of 2006 and 22.7% in the fourth quarter of 2005. The effective tax rate for the fourth quarter of 2006 was benefited by the previously discussed charges.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 in the Consolidated Financial Statements for a discussion on this topic.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Asset and Liability Management” hereof.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management’s Assessment of
Internal Control Over Financial Reporting
Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2006, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2006, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ Joseph P. Campanelli	/s/ Mark R. McCollom

Joseph P. Campanelli President and Chief Executive Officer	Mark R. McCollom Chief Financial Officer and Executive Vice President

/s/ Larry K. Davis	/s/ Thomas D. Cestare

Larry K. Davis Corporate Controller and Senior Vice President	Thomas D. Cestare Chief Accounting Officer and Executive Vice President
March 1, 2007

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.
We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Sovereign’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sovereign’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control — Intergrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2007

Report of Independent Registered Public Accounting Firm
On Effectiveness of Internal Control Over Financial Reporting
THE BOARD OF DIRECTORS AND STOCKHOLDERS
SOVEREIGN BANCORP, INC.
We have audited management’s assessment, included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting, that Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovereign Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, management’s assessment that Sovereign Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Sovereign Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 1, 2007

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2006	2005

Assets
Cash and amounts due from depository institutions	$1,804,117	$1,131,936
Investment securities available for sale	13,874,628	7,258,402
Investment securities held to maturity (fair value $4,561,397 in 2005)	—	4,647,627
Other investments	1,003,012	651,299
Loans held for investment	54,976,675	43,492,269
Allowance for loan losses	(471,030)	(419,599)

Net loans held for investment	54,505,645	43,072,670

Loans held for sale	7,611,921	311,578
Premises and equipment	605,707	412,017
Accrued interest receivable	422,901	286,300
Goodwill	5,005,185	2,716,826
Core deposit and other intangibles, net of accumulated amortization of $629,218 in 2006 and $519,380 in 2005	498,420	213,975
Bank owned life insurance	1,725,222	1,018,125
Other assets	2,585,091	1,957,971

Total Assets	$89,641,849	$63,678,726

Liabilities
Deposits and other customer accounts	$52,384,554	$37,977,706
Borrowings and other debt obligations	26,849,717	18,720,897
Advance payments by borrowers for taxes and insurance	98,041	49,313
Other liabilities	1,508,753	914,451

Total Liabilities	80,841,065	57,662,367

Minority interest-preferred securities of subsidiaries	156,385	205,660

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares issued and outstanding in 2006 and 0 shares issued and outstanding in 2005	195,445	—
Common stock; no par value; 800,000,000 shares authorized; 479,228,330 issued in 2006 and 382,582,202 issued in 2005	6,183,281	3,657,543
Warrants and employee stock options issued	343,391	337,346
Unallocated common stock held by the Employee Stock Ownership Plan (2,760,133 shares in 2006 and 2,957,285 shares in 2005, at cost)	(19,019)	(21,396)
Treasury stock (2,713,086 shares in 2006 and 21,606,549 shares in 2005, at cost)	(49,028)	(478,734)
Accumulated other comprehensive loss	(24,746)	(170,798)
Retained earnings	2,015,075	2,486,738

Total Stockholders’ Equity	8,644,399	5,810,699

Total Liabilities and Stockholders’ Equity	$89,641,849	$63,678,726

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS EXCEPT PER SHARE DATA)	2006	2005	2004

Interest Income:
Interest-earning deposits	$16,752	$8,756	$4,734
Investment securities:
Available for sale	603,631	359,692	492,682
Held to maturity	102,970	189,059	152,680
Other	51,414	18,058	8,789
Interest on loans	3,551,637	2,387,022	1,597,032

Total interest income	4,326,404	2,962,587	2,255,917

Interest Expense:
Deposits and other customer accounts	1,372,197	624,590	303,045
Borrowings and other debt obligations	1,132,659	705,908	516,282

Total interest expense	2,504,856	1,330,498	819,327

Net interest income	1,821,548	1,632,089	1,436,590
Provision for credit losses	484,461	90,000	127,000

Net interest income after provision for credit losses	1,337,087	1,542,089	1,309,590

Non-interest Income:
Consumer banking fees	275,952	256,617	223,179
Commercial banking fees	179,060	149,274	112,394
Mortgage banking revenue	24,239	88,117	21,587
Capital markets revenue	17,569	17,821	19,943
Bank-owned life insurance	67,039	47,285	39,272
Miscellaneous income	33,677	31,837	19,921

Total fees and other income	597,536	590,951	436,296
Net (loss)/gain on investment securities	(311,962)	11,713	14,229

Total non-interest income	285,574	602,664	450,525

General and administrative expenses:
Compensation and benefits	652,703	538,912	448,142
Occupancy and equipment	290,163	246,993	220,673
Technology expense	95,488	84,185	77,359
Outside services	69,195	60,989	53,315
Marketing expense	55,053	52,362	46,523
Other administrative	127,387	105,763	96,649

Total general and administrative expenses	1,289,989	1,089,204	942,661

Other Expenses:
Amortization of intangibles	109,838	73,821	72,635
Other minority interest expense and equity method investment expense	56,891	66,868	53,477
Loss on economic hedges	11,387	—	—
Loss on debt extinguishment	—	187	63,761
Merger related and integration charges, net	42,420	12,744	46,359
Employee severance charges and other restructuring costs	78,668	3,982	—
Proxy and related professional fees	14,337	5,827	—

Total other expenses	313,541	163,429	236,232

Income before income taxes	19,131	892,120	581,222
Income tax (benefit)/provision	(117,780)	215,960	127,670

NET INCOME	$136,911	$676,160	$453,552

Earnings per share:
Basic	$0.30	$1.77	$1.34
Diluted	$0.30	$1.69	$1.29
Dividends Declared Per Common Share	$.300	$.170	$.115
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Warrants	Unallocated
(IN THOUSANDS)	Shares Outstanding	Preferred Stock	Common Stock	and Stock Options	Stock Held by ESOP

Balance, January 1, 2004	293,111	$—	$1,892,126	$13,944	$(26,078)
Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income					—
Stock and stock options issued in connection with business acquisitions	48,864	—	997,540	35,130	—
Issuance of warrants, in connection with PIERS offering	—	—	—	285,435	—
Purchase payout Network Capital	85	—	820	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4,022	—	59,384	(21,156)	2,371
Employee stock options issued	—		—	4,489	—
Dividends paid on common stock	—	—	—	—	—
Stock repurchased	(307)	—	—	—	—

Balance, December 31, 2004	345,775	—	2,949,870	317,842	(23,707)

Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income
Stock and stock options issued in connection with business acquisitions	29,813	—	645,940	35,636	—
Stock issued in connection with employee benefit and incentive compensation plans	3,758	—	61,733	(20,748)	2,311
Employee stock options issued	—	—	—	4,616	—
Dividends paid on common stock	—	—	—	—	—
Stock repurchased	(21,328)	—	—	—	—

Balance, December 31, 2005	358,018	—	3,657,543	337,346	(21,396)

Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Adoption of SFAS 158	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income
Issuance of common stock	90,182	—	2,031,857	—	—
Issuance of preferred stock	—	195,445	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	3,197	—	19,319	(3,923)	2,377
Employee stock options issued	—	—	—	9,968	—
Stock dividend	22,607	—	474,562	—	—
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(249)	—	—	—	—

Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other		Total
	Treasury	Comprehensive	Retained	Stockholders'
	Stock	Income/(Loss)	Earnings	Equity

Balance, January 1, 2004	$(21,927)	$(52,924)	$1,455,265	$3,260,406
Comprehensive income:
Net income	—	—	453,552	453,552
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,463)	—	(86,463)
Cash flow hedge derivative financial instruments	—	31,295	—	31,295

Total comprehensive income				398,384
Stock and stock options issued in connection with business acquisitions	—	—	—	1,032,670
Issue of warrants, in connection with PIERS offering	—	—	—	285,435
Purchase payout Network Capital	1,180	—	—	2,000
Stock issued in connection with employee benefit and incentive compensation plans	8,188	—	—	48,787
Employee stock option issued	—	—	—	4,489
Dividends paid on common stock	—	—	(37,222)	(37,222)
Stock repurchased	(6,577)	—	—	(6,577)

Balance, December 31, 2004	(19,136)	(108,092)	1,871,595	4,988,372

Comprehensive income:
Net income	—	—	676,160	676,160
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,861)	—	(86,861)
Cash flow hedge derivative financial instruments	—	24,155	—	24,155

Total comprehensive income				613,454
Stock and stock options issued in connection with business acquisitions	—	—	—	681,576
Stock issued in connection with employee benefit and incentive compensation plans	23,114	—	—	66,410
Employee stock option issued	—	—	—	4,616
Dividends paid on common stock	—	—	(61,017)	(61,017)
Stock repurchased	(482,712)	—	—	(482,712)

Balance, December 31, 2005	(478,734)	(170,798)	2,486,738	5,810,699

Comprehensive income:
Net income	—	—	136,911	136,911
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	169,518	—	169,518
Adoption of SFAS 158		(6,111)		(6,111)
Cash flow hedge derivative financial instruments	—	(17,355)	—	(17,355)

Total comprehensive income				282,963
Issuance of common stock	389,956	—	—	2,421,813
Issuance of preferred stock	—	—	—	195,445
Stock issued in connection with employee benefit and incentive compensation plans	45,038	—	—	62,811
Employee stock option issued	—	—	—	9,968
Stock dividend	—	—	(474,562)	—
Dividends paid on common stock	—	—	(126,104)	(126,104)
Dividends paid on preferred stock	—	—	(7,908)	(7,908)
Stock repurchased	(5,288)	—	—	(5,288)

Balance, December 31, 2006	$(49,028)	$(24,746)	$2,015,075	$8,644,399

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$136,911	$676,160	$453,552
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	484,461	90,000	127,000
Deferred taxes	(226,432)	69,013	17,334
Depreciation and amortization	220,959	167,262	161,810
Net amortization/accretion of investment securities and loan premiums and discounts	126,417	127,880	56,321
Net gain on the sale of loans	(30,078)	(98,797)	(37,668)
Net (gain)/loss on investment securities	311,962	(11,713)	(14,229)
Net (gain) loss on real estate owned and premises and equipment	2,049	367	511
Loss on debt extinguishments	—	187	63,761
Loss on hedging activities	11,387	—	—
Stock based compensation	35,475	30,404	22,428
Allocation of Employee Stock Ownership Plan	2,377	2,311	2,371
Origination and purchase of loans held for sale, net of repayments	(2,980,514)	(1,602,710)	(1,399,211)
Proceeds from the sale of loans held for sale	3,421,425	1,438,972	1,409,350
Net change in:
Accrued interest receivable	(57,765)	(60,288)	(9,422)
Other assets and bank owned life insurance	(585,389)	(64,015)	(264,907)
Other liabilities	114,240	310,744	(24,901)

Net cash provided by operating activities	987,485	1,075,777	564,100

Cash Flows From Investing Activities:
Proceeds from sales investment securities:
Available for sale	12,052,450	1,601,754	5,653,374
Held to maturity	1,774,475	—	—
Proceeds from repayments and maturities of investment securities:
Available for sale	1,847,294	2,412,834	1,888,103
Held to maturity	186,845	580,928	459,345
Net change in other short-term investments	19,982	(408,836)	(174,987)
Purchases of investment securities:
Available for sale	(14,591,166)	(3,576,405)	(5,371,243)
Held to maturity	(557,704)	(1,306,087)	(447,099)
Proceeds from sales of loans	4,848,438	7,470,127	2,018,868
Purchase of loans	(6,828,628)	(6,070,671)	(4,573,274)
Net change in loans other than purchases and sales	(4,616,040)	(5,886,247)	(2,622,126)
Proceeds from sales of fixed assets and real estate owned	21,155	23,577	22,880
Purchases of premises and equipment	(115,162)	(98,193)	(96,268)
Net cash (paid) received from business combinations	(2,713,208)	280,210	(208,237)

Net cash used in investing activities	(8,671,269)	(4,977,009)	(3,450,664)

Cash Flows From Financing Activities:
Net increase in deposits and other customer accounts	3,368,642	2,541,527	297,482
Net increase in borrowings and other debt obligations	2,271,801	1,364,210	1,909,988
Proceeds from senior credit facility and subordinated notes, net of issuance costs	875,000	797,805	1,397,710
Proceeds from issuance of Contingent Convertible Trust Preferred Equity Income Redeemable Securities and warrants	—	—	285,435
Repayments of borrowings and other debt obligations	(550,000)	(350,000)	(796,010)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(60,532)	16,553	11,558
Maturity of minority interest	(54,000)	—	—
Proceeds from issuance of preferred stock, net of issuance costs	195,445	—	—
Proceeds from issuance of common stock, net of issuance costs	2,043,009	33,383	34,080
Treasury stock repurchases, net of proceeds	400,612	(470,215)	(5,837)
Cash dividends paid to preferred stockholders	(7,908)	—	—
Cash dividends paid to common stockholders	(126,104)	(61,017)	(37,222)

Net cash provided by financing activities	8,355,965	3,872,246	3,097,184

Net change in cash and cash equivalents	672,181	(28,986)	210,620
Cash and cash equivalents at beginning of year	1,131,936	1,160,922	950,302

Cash and cash equivalents at end of year	$1,804,117	$1,131,936	$1,160,922

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2006	2005	2004

Income taxes paid	$121,780	$27,712	$31,964
Interest paid	2,327,659	1,235,694	785,794
Non-cash Transactions: In the second quarter of 2006, Sovereign reclassified $3.2 billion of held to maturity securities to available for sale. See Note 6 for additional discussion. On January 21, 2005, Sovereign Bancorp, Inc. issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp. During the second quarter of 2004, Sovereign reclassified $1.4 billion of investments from the available for sale category to the held to maturity category. On February 6, 2004, Sovereign Bancorp, Inc. issued 12,687,985 shares in partial consideration for the acquisition of First Essex Bancorp, Inc. (“First Essex”). On July 23, 2004, Sovereign Bancorp, Inc. issued 36,176,376 shares in partial consideration for the acquisition of Seacoast Financial Services Corporation (“Seacoast”). See Note 3 for further discussion.
In 2006, Sovereign transferred $7.7 billion of loans held for investment to loans held for sale in connection with balance sheet restructuring. See Note 7 for further discussion.
In 2006 and 2005, Sovereign securitized $0.9 billion and $1.1 billion, respectively of dealer floor plan loans. In connection with this securitization, Sovereign retained $56.1 million and $67.5 million of securitized retained interests in the form of subordinated certificates, cash reserve accounts and interest only strips which are reflected as a non-cash transaction between loans and investments available for sale.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Sovereign Bancorp, Inc. and subsidiaries (“Sovereign” or “the Company”) is a Pennsylvania business corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, consumer and residential mortgage loans in those communities. Additionally, Sovereign originates indirect automotive loans in the Southeastern and Southwestern parts of the United States.
The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with United States generally accepted accounting principles.
     a. Principles of Consolidation - The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Independence Community Bank Corp. and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
     b. Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     c. Per Share Information - Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options is calculated using the treasury stock method, the dilutive effect of our warrants issued in connection with our contingently convertible debt issuance is calculated under the if-converted method. The Company’s average weighted shares outstanding used in the computation of earnings per share were restated after giving retroactive effect to a 5% stock dividend to shareholders of record on June 15, 2006.
     d. Revenue Recognition — Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, interchange income, mortgage servicing (net of amortization and write-downs of servicing rights), underwriting, gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income is gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Gains on the sales of mortgage, multifamily and home equity loans are included within mortgage banking revenues. Income from bank-owned life insurance represents increases in the cash surrender value of the policies, as well as insurance proceeds.
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
Other investments of $1.0 billion and $651.3 million at December 31, 2006 and 2005, respectively, represent Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Sovereign evaluates this investment for impairment under the provisions of AICPA Statement of Position 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” and bases our impairment evaluation on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Sovereign concluded that these investments were not impaired at December 31, 2006.
     f. Loans Held for Sale — Loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value attributable to credit deterioration below its carrying amount charged to the allowance for loan losses. Any declines in value attributable to interest rates below its carrying amount are recorded as reductions to non-interest income and typically is recorded within mortgage banking revenues as the majority of our loans held for sale are residential and home equity loans. Any subsequent decline in the estimated fair value of loans held for sale is included as a reduction of non-interest income in the consolidated statements of operations.
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

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     h. Allowance for Loan Losses and Reserve for Unfunded Lending Commitments — The allowance for loan losses and reserve for unfunded lending commitments collectively (“the allowance for credit losses”) are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
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
The specific allowance element is calculated in accordance with SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosure” and is based on a regular analysis of criticized commercial loans where internal credit ratings are below a predetermined quality level. This analysis is performed by the Managed Assets Division, and periodically reviewed by other parties, including the Commercial Asset Review Department. The specific allowance established for these criticized loans is based on a careful analysis of related collateral value, cash flow considerations and, if applicable, guarantor capacity.
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
     k. Other Real Estate Owned - Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $26.8 million and $15.1 million at December 31, 2006 and December 31, 2005, respectively.
     l. Bank Owned Life Insurance - Bank owned life insurance (“BOLI”) represents the cash surrender value for life insurance policies for certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.
     m. Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 18 for details on the Company’s income taxes.
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
The Company, through its precious metals financing business, enters into gold bullion and other precious metals financing arrangements with customers for use in the customer’s operations. The customer is required to settle the arrangement at all times either in the metal received or in the fair value of the metal at the time of settlement. We have recorded the fair value of the customer settlement arrangement as a precious metals customer forward settlement arrangement in our statement of financial condition. Changes in fair value of the customer forward settlement arrangements are reflected in commercial banking fees.
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
     q. Prior Year Reclassifications Sovereign reclassified loan prepayment fees and late fees from non-interest income to interest income in accordance with banking regulatory guidance issued in the first quarter of 2006. Prior periods have been reclassified to conform to the current period presentation.
     r. Goodwill and Core Deposit Intangibles — Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists.
Sovereign follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs an annual impairment test of goodwill. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives. No impairment charges were required to be recorded in 2006, 2005, and 2004. If an impairment loss is determined in the future, the loss will be reflected as an expense in the statement of operations in the period in which the impairment was determined.

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
If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment under SFAS No. 140, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in non-interest income.
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
     u. Stock Based Compensation — Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Sovereign accounted for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience. Effective January 1, 2006, Sovereign adopted SFAS No.123R which did not have a material impact on Sovereign’s financial statements since we had previously adopted SFAS No. 123.
The fair value for our stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2006	2005	2004

Expected volatility	.262 — .278	.280 — .293	.296 — .317
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$19.98 — 25.77	$19.40 — 22.95	$19.40 — 21.64
Exercise price	$19.98 — 25.77	$19.40 — 22.95	$19.40 — 21.64
Weighted average exercise price	$20.30	$22.11	$21.49
Weighted average fair value	$6.42	$7.52	$7.62
Expected dividend yield	1.11% — 1.50%	0.53% — 1.11%	.45% — .55%
Risk-free interest rate	4.28% — 5.13%	3.91% — 4.45%	2.80% — 4.23%
Vesting period in years	2-5	5	5
Expected volatility is based on the historical volatility of Sovereign’s stock price. Sovereign utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
The following summarizes the amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in 2004. The results for 2006 and 2005 did not differ since substantially all options granted prior to 2002 were fully vested by the end of 2004.

2004

Net Income, as reported and for basic EPS	$453,552
Contingently convertible trust preferred expense, net of tax	21,212

Net Income for diluted EPS	474,764
Add: Stock-option expense included in reported net income, net of related tax effects	2,917
Deduct: Total stock-option expense determined under the fair value based method for all awards, net of related tax benefits	(3,088)

Pro forma net income for diluted EPS	$474,593

Pro forma net income for basic EPS	$453,381

Basic earnings per share	$1.34
Diluted earnings per share	$1.29
Pro forma basic earnings per share	$1.34
Pro forma diluted earnings per share	$1.29

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (Continued)
     v. Equity Method Investments — Sovereign has an equity method investment in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $16.0 million at December 31, 2006. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.3 million and $28.2 million for 2006 and 2005, respectively and are included as expense in the line “Other minority interest and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. Based on current oil prices, we would not anticipate any phase out of our 2007 tax credits to occur, however, oil prices have been volatile and as a result we may not fully realize our anticipated 2007 tax credits. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States. To the extent that the average price of crude oil exceeds certain levels resulting in a phase out and/or an elimination of the alternative energy tax credits, Sovereign’s investment in the synthetic fuel partnership could become impaired. Sovereign will continue to monitor oil price increases in the future and their related impact on our investment and recognition of alternative energy tax credits. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships which totaled $238.1 million at December 31, 2006 and an investment in Meridian Capital totaling $81.9 million at December 31, 2006. Meridian Capital refers borrowers seeking financing of their multifamily and/or commercial real estate loans to Sovereign as well as other financial institutions. See Note 29 for additional details.
Note 2 — Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (R), a revision of FASB statement No. 123, Accounting for Stock-Based Compensation, which Sovereign adopted on January 1, 2006. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123 (R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for such arrangements with employees and non-employees. Since Sovereign previously adopted the fair value recognition provisions of SFAS No. 123 in 2002, the impact of SFAS No.123 (R) was not material.
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
In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits an entity (for each class of separately recognized servicing assets and servicing liabilities) to either continue to amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. In addition, the statement clarifies when a servicer should separately recognize servicing assets and servicing liabilities, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities elected to be subsequently measured at fair value. Finally, the statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of the financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sovereign adopted this Statement on January 1, 2007 and will continue to account for our mortgage servicing rights as currently required by SFAS No. 140.

Notes to Consolidated Financial Statements
Note 2 — Recent Accounting Pronouncements (Continued)
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Corporation will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management estimates that the cumulative effect adjustment which will be charged to retained earnings will not be material. This conclusion is subject to revision as management completes its analysis.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157 there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007.
In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. Statement 158 did not have an effect on the Company’s consolidated financial condition at December 31, 2005 or 2004. See Note 17 for further discussion of the effect of adopting Statement 158 on the Company’s consolidated financial statements.
On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.
The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.
Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Sovereign is currently evaluating the impact of this pronouncement.
Emerging Issues Task Force (EITF) issue 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” was ratified at the September 20, 2006 FASB meeting, and is effective for fiscal years beginning after December 15, 2006. Early application of this guidance is permitted as of the beginning of a fiscal year in financial statements for any period for which interim or annual financial statements have not yet been issued. The guidance should be adopted with a cumulative effect adjustment to beginning retained earnings for all existing arrangements or retrospectively in accordance with FAS 154. Among other matters, this issue provides that the cash surrender value and any additional amounts provided by the contractual terms of the insurance policy that are realizable at the balance sheet date should be considered in determining the amount that could be realized under FTB 85-4, and any amounts that are not immediately payable to the policyholdeb in cash should be discounted to their present value. Sovereign’s adoption of this EITF issue is not expected to have a material impact on our results of operations.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations
          Sovereign closed on its acquisition of Independence effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of approximately $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88.7 million shares to Santander, which made Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
     The preliminary purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$3,126.7
Loans:
Multifamily	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	371.9
Core deposit and other intangibles	394.2
Goodwill	2,282.8

Total assets	$17,106.5

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,488.8
Other liabilities(1)	586.8

Total liabilities	$17,106.5

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
The following table summarizes the impact of the purchase accounting marks recorded in connection with the Independence acquisition.

	Estimated weighted		Amortization
	average remaining	Unamortized balance	expense/(income)
Purchase accounting	life at December	at December 31,	for the year ended
adjustment	31, 2006 (Years)	2006	December 31, 2006
Mortgage Servicing Asset	1.50	13,469	2,619
Loans	2.25	(114,578)	(12,851)
Investments	1.67	(77,481)	(15,499)
Time Deposits	0.58	(14,208)	8,001
Borrowings	3.87	(36,014)	12,187
Core Deposit Intangibles	2.83	327,464	41,638
Other intangibles	4.64	22,747	2,339
Buildings	14.71	12,986	258

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     The fair values for the assets and liabilities of Independence were estimated as follows as of the date of acquisition:
•	Mortgage servicing assets. The fair value is estimated by discounting the future cash flows using current market rates for mortgage loan servicing with adjustment for market and credit risks.

•	Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

•	Investments. The fair value of investment securities is based on quoted market prices as of June 1, 2006.

•	Deposits. The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, NOW accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities.

•	Borrowings and Other Debt Obligations. Fair value is estimated by discounting cash flows using rates currently available to Sovereign for other borrowings with similar terms and remaining maturities. Certain debt instruments are valued using available market quotes.

•	Core Deposit and Other Intangibles. The fair value for the core deposit intangible asset was determined based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the then-current yield on core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The fair value of our other intangibles represents the fair market value adjustment on acquired lease obligations related to its facilities and branch locations. This was determined by comparing the rent obligation on the lease against the current market rentals for similar lease obligations in the marketplace. Sovereign also recorded an intangible related to certain non-competition agreements with certain key employees.

•	Buildings. The fair value of Independence’s owned buildings and land were based on broker appraisals and opinion of values.
•	Other Assets and Other Liabilities. With the exception of the previously mentioned mortgage servicing assets, the carrying amounts of other assets and liabilities have been assumed to be a reasonable estimate of fair value.
The premiums on mortgage servicing rights are amortized in proportion to, and over the period of, the estimated net servicing income, which approximates 43 months. The premium on time deposits is amortized to interest expense over their weighted average contractual lives of 2 years to approximate a constant yield to maturity. The loan discounts are amortized to interest income over the contractual life of the loan and are written off to earnings earlier when the loan is repaid. The estimated lives of the acquired loans are approximately three to five years based on prepayment assumptions and the contractual features of each loan (such as interest rate, loan term, origination date, etc.). The discount on investment securities are amortized to interest income over their estimated lives of approximately 6 years based on prepayment assumptions and the contractual features of the investments to approximate a constant yield to maturity. The discount on borrowings and other debt is amortized to interest expense over its remaining contractual terms to approximate a constant yield to maturity. If the obligation is callable at the option of the holder, the purchase accounting adjustment is amortized to the first call date. The core deposit intangible asset is amortized to expense over 10 years on an accelerated basis. Other intangibles are amortized on a straight-line basis over the remaining term of the lease and the non-competition term, respectively. The fair value adjustment for property and equipment is amortized over 30 years which is the estimated remaining life of the asset.
     In connection with the Independence acquisition, Sovereign recorded charges against its earnings for the twelve-month period ended December 31, 2006 for merger related expenses of $42.8 million pre-tax.
          These merger-related expenses include the following (in thousands):

Branch and office consolidations	$2,330
System conversions	9,414
Retail banking conversion costs	10,059
Marketing	12,504
Retention bonuses and other employee-related costs	5,663
Other	2,781

Total	$42,751

          The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the third quarter of 2006 as a result of the Independence acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger-related expense or a reversal thereof.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     The system conversion costs are related to transferring Independence’s customer data from their core application system to Sovereign’s core application systems. These conversions were completed in the fourth quarter of 2006. The retail banking conversion costs consist primarily of replacing and/or converting customer account data such as welcoming kits, ATM cards, checks, credit cards, etc. The marketing costs are related to media and promotional advertising campaigns that were primarily incurred in connection with the rebranding of the former Independence branches. Retention bonuses and other employee related costs represent stay bonuses for former Independence employees that continued to work for Sovereign from the acquisition date of June 1, 2006 through the fourth quarter to assist with the system conversion which occurred on September 8, 2006.
     The following unaudited pro forma condensed statements of income assume that Sovereign and Independence were combined January 1, 2006 and is presented for informational purposes only and is not necessarily indicative of the results of operations of the consolidated company that would have actually occurred had the acquisition of Independence been effective January 1, 2006. The unaudited pro forma condensed statement of income for the period presented may have been different had the companies actually been consolidated as of January 1, 2006 due to, among other factors, possible revenue enhancements, expense efficiencies and integration costs. Additionally, the actual adjustments to yield and/or amortization of the acquired assets and liabilities may vary materially from the assumptions used in preparing the unaudited pro forma condensed statements of income.

	Proforma (1) Twelve Months Ended December 31,
	2006	2005

Net interest income	$1,994,689	$2,101,535
Non-interest income	319,363	723,054
Provision for credit losses	484,461	90,000
Non-interest expense	1,722,924	1,613,357
Income taxes	$(90,391)	$294,520

Net income	197,058	826,712
Less: Preferred dividend	14,600	14,600

Net income available for common stockholders for diluted EPS purposes	$182,458	$812,112

Weighted average basic shares outstanding	472,185	474,978
Weighted average diluted shares outstanding	472,185	509,136

Basic earnings per share	$0.39	$1.71
Diluted earnings per share	$0.39	$1.65

(1)	Pro forma adjustments include the following adjustments: accretion for loan and investment security fair value discount, reduction of interest income for amounts used to fund the acquisition, amortization for certificates of deposits fair value premium, accretion for borrowing obligations fair value premium, amortization of fair value adjustments on acquired premises and equipment, mortgage servicing rights and related amortization for intangibles acquired, net of Independence’s historical intangible amortization expense. The pro forma income statement for the twelve months ended December 31, 2006, excluded $227.2 million of charges incurred by Sovereign and Independence directly related to the acquisition. These charges included $41.9 million of deal costs which were primarily investment banking and legal fees, $83.9 million related to compensation expense from the acceleration of stock options, restricted stock, and the employee stock ownership plan, $71.1 million of severance paid to terminated employees, and $32.2 million of merger related costs as detailed above.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     On January 21, 2005, Sovereign completed the acquisition of Waypoint Financial Corp. (“Waypoint”) for approximately $953 million. The results of Waypoint’s operations are included in the accompanying financial statements subsequent to the acquisition date. A cash payment of $269.9 million was made in connection with the transaction with the remaining consideration consisting of the issuance of 29.8 million shares of common stock and stock options (to convert outstanding Waypoint stock options into Sovereign stock options). The value of the common stock for accounting purposes was determined based on the average price of Sovereign’s shares over the three day period preceding and subsequent to the announcement date of the acquisition. The purchase price was allocated to acquire assets and liabilities of Waypoint based on fair value as of January 21, 2005 (dollars in millions):

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

     The branch and office consolidation charge relates to lease obligations for Sovereign branch and office locations that were vacated by Sovereign in the first quarter of 2005 as a result of the Waypoint acquisition since management determined that these locations would no longer be required due to branch overlap or the creation of excess office space. This charge was based on the present values of the remaining lease obligations, or portions thereof, that were associated with lease abandonments, net of the estimated fair value of sub-leasing the properties. The fair value was estimated by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional merger related expense or a reversal thereof. These obligations will be paid over their lease expiration terms, which run through 2009.
     The system conversion costs are related to transferring Waypoint’s customer data from their core application system to Sovereign’s core application systems. These conversions were completed in the first quarter of 2005. The retail banking conversion costs consist primarily of replacing and/or converting customer account data such as welcoming kits, ATM cards, checks, credit cards, etc.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	First Essex	Seacoast	Waypoint	Independence
	acquisition	acquisition	acquisition	acquisition	Total

Reserve balance at December 31, 2005	$9,839	$12,748	$12,224	$—	$34,811
Charge recorded in earnings	—	—	—	42,751	42,751
Amount provided in purchase accounting	—	—	—	26,185	26,185
Payments	(4,011)	(1,621)	(6,653)	(46,504)	(58,789)
Changes in estimates (1)	2,467	(1,606)	(1,029)	—	(168)

Reserve balance as of December 31, 2006	$8,295	$9,521	$4,542	$22,432	$44,790

(1)	Sovereign incurred a merger related charge of $2.5 million in the third quarter of 2006 related to a revised lease termination assumption for the First Essex acquisition. Additionally, Sovereign recorded merger and integration reserve reversals in the first quarter due to favorable conversion costs and other merger-related items being lower than amounts initially estimated. In addition to the Seacoast and Waypoint reversals above, Sovereign recorded a reversal of $0.2 million related to a bank that the Company acquired in 2002.
Note 4 — Goodwill and Other Intangible Assets
At December 31, 2006, Sovereign had goodwill of $5.0 billion compared to $2.7 billion at December 31, 2005. Sovereign recorded goodwill of $2.3 billion in 2006 in connection with its acquisition of Independence. Sovereign’s core deposit intangible assets balance increased to $475.7 million at December 31, 2006 from $214.0 million at December 31, 2005. This increase was a result of core deposit intangible assets of $369.1 million recorded in connection with the Independence acquisition, which was partially offset by core deposit intangible amortization of $107.4 million in 2006.
The weighted average life of our core deposit intangibles is 2.5 years and the estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is:

YEAR	AMOUNT

2007	$122,897
2008	100,467
2009	71,341
2010	56,617
2011	44,963
Sovereign also recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. Sovereign recorded intangible asset amortization of $2.4 million related to these intangibles for the year ended December 31, 2006.
Note 5 — Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2006 and 2005 were $257 million and $296 million, respectively.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities
     The amortized cost and estimated fair value of Sovereign’s available for sale and held to maturity investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2006				2005
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

Investment Securities Available for sale:
U.S. Treasury and government agency securities	$1,561,685	$38	$878	$1,560,845	$48,507	$—	$764	$47,743
Debentures of FHLB, FNMA and FHLMC	242,248	3,001	1,149	244,100	182,809	2,098	2,970	181,937
Corporate debt and asset-backed securities	953,374	3,443	6,315	950,502	105,810	36	—	105,846
Equity securities (1)	893,627	48,491	—	942,118	967,515	1,231	13,595	955,151
State and municipal securities	2,510,975	45,325	1,494	2,554,806	4,758	11	301	4,468
Mortgage-backed Securities:
U.S. government agencies	45,400	765	105	46,060	1,153,497	705	31,332	1,122,870
FHLMC and FNMA securities	3,598,731	12,088	5,185	3,605,634	2,094,665	1,751	59,626	2,036,790
Non-agencies	4,009,789	13,139	52,365	3,970,563	2,860,278	1,396	58,077	2,803,597

Total investment securities available for sale	$13,815,829	$126,290	$67,491	$13,874,628	$7,417,839	$7,228	$166,665	$7,258,402

Held to Maturity Investment Securities:
U.S. Treasury and government agency securities	$—	$—	$—	$—	$7,241	$—	$147	$7,094
Debentures of FHLB, FNMA and FHLMC	—	—	—	—	—	—	—	—
Corporate debt and asset-backed securities	—	—		—	103,954	6	895	103,065
State and municipal securities	—	—	—	—	1,752,739	23,515	17,167	1,759,087
Mortgage-backed Securities:
U.S. government agencies	—	—	—	—	99,640	—	2,864	96,776
FHLMC and FNMA securities	—	—	—	—	1,940,582	3,505	74,988	1,869,099
Non-agencies	—	—	—	—	743,471	29	17,224	726,276

Total investment securities held to maturity	$—	$—	$—	$—	$4,647,627	$27,055	$113,285	$4,561,397

(1)	Equity securities are primarily composed of preferred stock of FNMA and FHLMC.
     During the second quarter following the acquisition of Independence (discussed in Note 3), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2006 (in thousands):

	AT DECEMBER 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale and held to maturity investment securities:
U.S. Treasury and government agency securities	$1,495,712	$(733)	$15,995	$(145)	$1,511,707	$(878)
Debentures of FHLB, FNMA and FHLMC	—	—	101,341	(1,149)	101,341	(1,149)
Corporate debt and asset-backed securities	446,261	(4,014)	61,820	(2,301)	508,081	(6,315)
State and municipal securities	247,409	(1,312)	21,239	(182)	268,648	(1,494)
Mortgage-backed Securities:
U.S. government agencies	219	(8)	2,258	(97)	2,477	(105)
FHLMC and FNMA securities	641,851	(1,009)	126,193	(4,176)	768,044	(5,185)
Non-agencies	456,897	(1,703)	1,962,694	(50,662)	2,419,591	(52,365)

Total investment securities available for sale and held to maturity	$3,288,349	$(8,779)	$2,291,540	$(58,712)	$5,579,889	$(67,491)

	AT DECEMBER 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale and held to maturity investment securities:
U.S. Treasury and government agency securities	$25,937	$(368)	$28,899	$(543)	$54,836	$(911)
Debentures of FHLB, FNMA and FHLMC	63,748	(895)	4	—	63,752	(895)
Corporate debt and asset-backed securities	150,671	(2,799)	9,835	(171)	160,506	(2,970)
Equity securities	858,985	(13,595)	—	—	858,985	(13,595)
State and municipal securities	1,141,155	(17,468)	—	—	1,141,155	(17,468)
Mortgage-backed Securities:
U.S. government agencies	796,850	(22,276)	384,197	(11,920)	1,181,047	(34,196)
FHLMC and FNMA securities	1,180,024	(35,160)	2,490,404	(99,454)	3,670,428	(134,614)
Non-agencies	1,462,615	(32,091)	1,359,094	(43,210)	2,821,709	(75,301)

Total investment securities available for sale and held to maturity	$5,679,985	$(124,652)	$4,272,433	$(155,298)	$9,952,418	$(279,950)

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
As of December 31, 2006, the Company has concluded that the unrealized losses on its investment securities (which totaled 202 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that ensure Sovereign will ultimately recover its cost). At December 31, 2006, the unrealized losses greater than 12 months were primarily limited to mortgage backed securities. In making our other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
Proceeds from sales of investment securities classified as available for sale and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Proceeds from sales	$12,052,450	$1,601,754	$5,653,374

Gross realized gains	37,668	20,260	57,587
Gross realized losses	(282,842)	(5,852)	(10,334)

Net realized (losses)/gains	$(245,174)	$14,408	$47,253

The gross realized losses in 2006 of $282.8 million include the $238.3 million ($154.9 million after tax or $0.36 per share) loss on the sale of $3.5 billion of investment securities following the Independence acquisition as discussed previously. During the fourth quarter, as part of the balance sheet restructuring, Sovereign sold $1.5 billion of investment securities with a combined effective yield of 4.60% and incurred a pre-tax loss of $43.0 million ($28.0 million after tax or $0.06 per share). The proceeds were reinvested in higher yielding securities to improve future net interest margin and for collateral on certain of our borrowing and deposit obligations.
Not included in the 2006 and 2004 amounts above were other-than-temporary impairment charges of $67.5 million and $32.1 million, respectively on FNMA and FHLMC preferred stock. Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. As of December 31, 2006, Sovereign held $876.4 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized gain of $48.1 million. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge.
Not included in the 2005 and 2004 amounts above were impairment charges of $2.7 million and $0.9 million, respectively, related to our retained interests in securitizations. These impairment losses were due to increased loss assumptions on our home equity loan, and recreational vehicle and boat loan securitizations that existed during those years. These assumptions were based on a combination of recent historical loss experience and a forward looking projection of losses based on the credit quality of the securitized portfolio.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (Continued)
Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2006 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2006(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield (2)

U.S. Treasury and government agency	$1,550,420	$10,425	$—	$—	$1,560,845	5.04%
Debentures of FHLB, FNMA and FHLMC	43,861	33,792	166,447	—	244,100	5.48%
Corporate debt and asset backed securities	26,695	58,630	761,394	104,280	950,999	7.11%
Equity securities (4)	—	—	—	941,621	941,621	8.49%
State and Municipal securities	7,281	61,899	2,418,316	67,310	2,554,806	6.53%
Mortgage-backed Securities(2):
U.S. government agencies	10,818	22,037	8,719	4,486	46,060	5.82%
FHLMC and FNMA securities	646,638	1,804,780	735,246	418,970	3,605,634	5.78%
Non-agencies	1,121,031	2,038,250	570,642	240,640	3,970,563	6.08%

Total Fair Value	$3,406,744	$4,029,813	$4,660,764	$1,777,307	$13,874,628	6.19%

Weighted average yield	5.64%	5.96%	6.35%	7.36%	6.19%

Total Amortized Cost	$3,420,509	$4,022,228	$4,643,143	$1,729,949	$13,815,829

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in Note 2 below.

(2)	Mortgage-backed and state and municipal securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

(4)	Equity securities are primarily composed of FNMA and FHLMC preferred stock.
Nontaxable interest and dividend income earned on investment securities was $140.0 million, $95.2 million and $75.4 million for years ended December 31, 2006, 2005 and 2004, respectively. Tax expense/ (benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2006, 2005 and 2004 were $(0.1) million, $5.0 million and $16.5 million, respectively. Investment securities with an estimated fair value of $9.7 billion and $9.1 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2006 and 2005, respectively.

Notes to Consolidated Financial Statements
Note 7 — Loans
A summary of loans held for investment included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2006	2005

Commercial real estate loans	$11,514,983	$7,209,180
Commercial and industrial loans(1)	11,561,183	8,331,525
Multifamily loans	5,621,429	—
Other	1,518,603	1,071,698

Total Commercial Loans Held for Investment	30,216,198	16,612,403

Residential mortgages	14,316,168	12,330,158
Home equity loans and lines of credit	5,176,346	9,637,433

Total consumer loans secured by real estate	19,492,514	21,967,591

Auto loans	4,848,204	4,434,021
Other	419,759	478,254

Total Consumer Loans Held for Investment	24,760,477	26,879,866

Total Loans Held for Investment(3)	$54,976,675	$43,492,269

Total Loans Held for Investment with:
Fixed rate	$32,321,464	$25,853,076
Variable rate	22,655,211	17,639,193

Total Loans Held for Investment(3)	$54,976,675	$43,492,269

(1)	Includes automotive floor plan loans of $534.2 million and $446.5 million at December 31, 2006 and 2005, respectively.

(2)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multifamily loans. As this was primarily a new asset class for Sovereign, we have disclosed these loans separately in the note above. At December 31, 2005, Sovereign’s multifamily loan portfolio totaled approximately $475 million and was classified as commercial real estate loans.

(3)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net decrease in loans of $80.3 million and net increase of $312.8 million at December 31, 2006 and 2005, respectively. Loans pledged as collateral for borrowings totaled $17.7 billion and $15.8 at December 31, 2006 and 2005, respectively.
A summary of loans held for sale included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2006	2005

Commercial	109,123	23,243
Multifamily	147,022	—
Residential mortgages	3,088,562	132,644
Home equity loans and lines of credit	4,267,214	155,691

Total Loans Held for Sale	$7,611,921	$311,578

Total Loans Held for Sale with:
Fixed rate	$7,395,494	$288,335
Variable rate	216,427	23,243

	$7,611,921	$311,578

In the fourth quarter of 2006, Sovereign reclassified $4.3 billion of correspondent home equity and $2.9 billion of mortgage loans to loans held for sale as part of our announced balance sheet restructuring. The loans were written-down to fair value. The lower of cost of market adjustments resulted in a charge-off of $382.5 million on the correspondent home equity loans since it was determined that this reduction in fair value was associated with credit factors and not interest rates. Sovereign also recorded a $35.3 million write-down on the mortgage loans. Approximately $7.1 million of this write-down to fair value was due to credit quality deterioration and the remaining adjustment of $28.2 million was due to changes in interest rates, and as a result we charged the interest-related portion of the discount to earnings as a reduction to mortgage banking revenues.

Notes to Consolidated Financial Statements
Note 7 — Loans (Continued)
The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Allowance for loan losses balance, beginning of period	$419,599	$391,003	$315,790
Allowance acquired from acquisitions	97,824	28,778	64,105
Provision for loan losses(1)	487,418	89,501	121,391
Allowance released in connection with dealer floor plan securitization	(4,728)	(8,010)	—
Charge-offs:
Commercial	56,916	40,935	77,499
Consumer secured by real estate(1)	463,902	24,125	12,219
Consumer not secured by real estate	73,958	71,906	63,530

Total charge-offs	594,776	136,966	153,248
Recoveries:
Commercial	14,097	13,100	12,825
Consumer secured by real estate	9,933	7,085	5,395
Consumer not secured by real estate	41,663	35,108	24,745

Total recoveries	65,693	55,293	42,965

Charge-offs, net of recoveries	529,083	81,673	110,283

Allowance for loan losses balance, end of period	$471,030	$419,599	$391,003

Reserve for unfunded lending commitments, beginning of period	18,212	17,713	12,104
Provision for unfunded lending commitments	(2,957)	499	5,609
Reserve for unfunded lending commitments, end of period	15,255	18,212	17,713

Total allowance for credit losses	$486,285	$437,811	$408,716

(1)	Our 2006 provision for loan loss and charge-offs included $296.0 million and $382.5 million, respectively, related to the previously discussed loss on the correspondent home equity loans that were classified as held for sale as of December 31, 2006. Additionally, Sovereign recorded an additional $12.5 million of provisions to cover the inherent losses in the multifamily loan portfolio acquired from Independence in the second quarter of 2006. Finally, as previously discussed, we recorded a charge-off of $7.1 million on $2.9 billion of residential mortgage loans that were classified as held for sale as of December 31, 2006.
Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2006	2005

Impaired loans with a related allowance	$321,138	$214,686
Impaired loans without a related allowance	—	—

Total impaired loans	$321,138	$214,686

Allowance for impaired loans	$53,366	$48,663

Total Non-accrual loans	$193,352	$188,697

Total loans past due 90 days as to interest or principal and accruing interest	$40,103	$54,794

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights
At December 31, 2006, 2005, and 2004, Sovereign serviced residential real estate loans for the benefit of others totaling $9.2 billion, $7.2 billion, and $6.3 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1. Sovereign had net gains on the sales of mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by Sovereign of $6.4 million, $46.6 million, and $25.8 million in 2006, 2005 and 2004, respectively.

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Gross balance, beginning of year	$91,057	$81,040	$89,646
Mortgage servicing assets recognized	47,068	25,715	17,399
Servicing rights acquired	7,640	3,019	—
Amortization	(19,988)	(17,578)	(18,895)
Write-off of servicing assets	(5,917)	(1,123)	(7,110)

Gross balance, end of year	119,860	91,073	81,040
Valuation allowance	(1,222)	(16)	(7,083)

Balance, end of year	$118,638	$91,057	$73,957

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

	December 31, 2006	December 31, 2005	December 31, 2004
CPR speed	14.23%	12.42%	16.53%
Escrow credit spread	4.85%	4.16%	3.92%
A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Balance, beginning of period	$16	$7,083	$12,400
Write-offs of reserves	(5,917)	(1,123)	(7,110)
Increase/(decrease) in valuation allowance for mortgage servicing rights	7,123	(5,944)	1,793

Balance, end of year	$1,222	$16	$7,083

During 2006, 2005 and 2004 Sovereign wrote off $5.9 million, $1.1 million and $7.1 million of mortgage servicing rights due to the realization that certain loan stratifications had become permanently impaired. Each reporting period, Sovereign analyzes each loan stratification’s current book value compared against its fair value. A determination is then made as to whether this decline is permanent by analyzing various factors such as the duration of the impairment and our expectation of future assumptions that impact the fair value of the loan stratification. If the impairment is deemed permanent the mortgage servicing asset is written off against the mortgage servicing valuation reserve.

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights (Continued)
Additionally, during 2005 Sovereign sold $1.4 billion of home equity loans while retaining servicing. Sovereign recognized pretax gains of $32.1 million which were recorded in mortgage banking revenues and recorded servicing assets of $3.9 million in connection with these sales. At December 31, 2006 the remaining servicing asset on this portfolio totaled $1.9 million.
Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. Under the terms of the sales program with Fannie Mae, Sovereign retains a portion of the credit risk associated with such loans. Sovereign has acquired this exposure as a result of its acquisition of Independence. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multifamily loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2006, Sovereign serviced $8.0 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $152.3 million. As a result of retaining servicing on $8.0 billion of multi-family loans sold to Fannie Mae, the Company had a $20.4 million loan servicing asset at December 31, 2006. Sovereign recorded servicing asset amortization of $4.2 million related to this servicing asset for the seven-month period ended December 31, 2006.
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
Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2006, Sovereign had a $17.1 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

Notes to Consolidated Financial Statements
Note 9 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2006	2005

Land	$72,571	$29,428
Office buildings	237,773	172,997
Furniture, fixtures, and equipment	369,265	360,580
Leasehold improvements	235,302	163,175
Automobiles and other	13,677	3,509

	928,588	729,689
Less accumulated depreciation	(322,881)	(317,672)

Total premises and equipment	$605,707	$412,017

Included in occupancy and equipment expense for 2006, 2005 and 2004 was depreciation expense of $83.4 million, $68.3 million and $60.6 million, respectively.
Note 10 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2006	2005

Accrued interest receivable on:
Investment securities	$108,657	$76,326
Loans	314,244	209,974

Total interest receivable	$422,901	$286,300

Notes to Consolidated Financial Statements
Note 11 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2006			2005
	Balance	Percent	Rate	Balance	Percent	Rate

Demand deposit accounts	$6,577,585	12%	—%	$5,331,657	14%	—%
NOW accounts	7,052,861	13	1.61	5,280,872	14	0.68
Wholesale NOW accounts	3,573,861	7	4.97	3,564,003	9	4.32
Customer repurchase agreements	1,487,251	3	4.67	1,012,574	3	3.71
Savings accounts	4,637,346	9	0.65	3,460,292	9	0.79
Money market accounts	12,991,770	25	3.91	7,989,846	21	2.21
Certificates of deposit	11,338,935	22	4.45	7,357,963	19	3.40
Wholesale certificates of deposit	4,724,945	9	5.14	3,980,499	11	4.51

Total deposits(1)	$52,384,554	100%	3.14%	$37,977,706	100%	2.27%

(1)	Includes foreign deposits of $1.1 billion and $570.6 million at December 31, 2006 and December 31, 2005, respectively.
Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

NOW accounts	$70,303	$33,231	$19,012
Wholesale NOW accounts	215,557	120,046	37,491
Customer repurchase agreements	55,158	24,230	7,462
Savings accounts	29,660	25,347	19,417
Money market accounts	362,968	131,354	81,992
Certificates of deposit	405,216	176,135	118,320
Wholesale certificate of deposit	233,335	114,247	19,351

Total interest expense on deposit	$1,372,197	$624,590	$303,045

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2006 as scheduled to mature contractually (in thousands):

Three months or less	$1,440,072
Over three through six months	2,039,569
Over six through twelve months	2,718,496
Over twelve months	1,494,213

Total	$7,692,350

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2006 as scheduled to mature contractually (in thousands):

2007	$13,427,286
2008	1,122,470
2009	732,867
2010	234,500
2011	130,871
Thereafter	415,886

Total	$16,063,880

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $2.8 billion at December 31, 2006 and December 31, 2005, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2006		2005
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE

Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$199,671	3.85%	$189,112	4.19%
Overnight federal funds purchased	1,700,000	5.22	819,000	4.14
Federal Home Loan Bank (FHLB) advances, maturing through February 2013	19,563,985	4.81	13,295,493	4.46
Asset-backed floating rate notes, due April 2013	821,000	5.73	821,000	4.75
Asset-backed secured financing, due November 2008	1,150,000	2.05	1,150,000	0.90
3.500% subordinated debentures, due June 2013	143,300	3.66	—	0.00
3.750% subordinated debentures, due April 2014	237,456	3.95	—	0.00
5.125% subordinated debentures, due March 2013	462,230	5.54	472,291	5.82
4.375% subordinated debentures, due August 2013	296,525	4.43	299,772	4.40
Holding Company borrowings and other debt obligations
4.80% senior notes, due September 2010	298,834	4.82	298,520	4.80
Floating rate senior notes, due September 2006	—	0.00	299,800	4.76
Floating rate senior notes, due March 2009	199,721	5.65	199,596	4.70
4.900% senior notes, due September 2010	241,779	5.07	—	0.00
Junior subordinated debentures due to Capital Trust Entities	1,535,216	7.65	876,313	8.09

Total borrowings and other debt obligations	$26,849,717	4.90%	$18,720,897	4.45%

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
Sovereign currently has a series of callable advances totaling $2.8 billion with the FHLB. These advances provide variable funding (currently at 3.34%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.
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
Holders may convert each of their PIERS into 1.55 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the PIERS for such 10-trading-day period was less than 105% of the average conversion value of the PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the PIERS; (3) during any period in which the credit rating assigned to the PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the PIERS was equivalent to a conversion price of approximately $29.21 per share. The PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $37.97, subject to adjustment, for a specified period.
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
Sovereign has an additional $359 million of Junior Subordinated debentures due to Capital Trust Entities. These securities have a weighted average interest rate of 8.85% at December 31, 2006 and they are redeemable at the Company’s election beginning July 2006 through March 2010 at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. These securities must be redeemed in the periods between March 2027 through April 2033. Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the Trust Securities.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations (Continued)
In November of 2003, Sovereign entered into a $750 million financing transaction with an international bank. Under the terms of the arrangement, assets of Sovereign were transferred to a newly formed foreign consolidated SPE. Since Sovereign has an obligation to repurchase the investment in the SPE made by the international bank, the transaction is treated as a borrowing and as such both the assets transferred to the SPE and the related floating rate borrowing are reflected on Sovereign’s consolidated balance sheet. This debt bears interest at one-month LIBOR plus 0.50% (50 basis points) minus an adjustable spread which was approximately 3.8% in 2006 and 2005. This financing arrangement will expire no later than November 2008 and may be terminated prior to that time with 30 days notice by either party. In December 2004, Sovereign entered into an additional $400 million financing transaction with the same international bank under substantially the same terms as the $750 million November 2003 transaction. This debt bears interest at one-month LIBOR plus 0.25% (25 basis points) minus a fixed spread of approximately 3.50% and will expire not later than November 2008 and may be terminated prior to that time with 30 days notice by either party. The international bank can provide these funds to the Company under the above terms because of collateral levels that Sovereign must maintain as well as certain tax benefits the international bank receives as the result of entering into this financing transaction.
The senior credit facility with Bank of Scotland consists of a $400 million, 364-day revolving line of credit at the holding company. The revolving line provides $400 million of capacity through February 2007. The Company is working on extending the maturity date on this facility. There was no amount outstanding under the revolving line at December 31, 2006. The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2006 and 2005.
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
The following table sets forth the maturities of Sovereign’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2006 (in thousands):

2007	$17,668,491
2008	1,883,000
2009	656,721
2010	980,613
2011	45,000
Thereafter	5,615,892

Total	$26,849,717

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
In a financing transaction consummated in November 2001, Sovereign received $64 million from the sale of ownership interests in consolidated SPEs to outside investors. The SPEs were formed to issue debt and equity interests as parts of a securitization transaction that raised $885 million for Sovereign. Approximately $54 million of these minority interests were repaid upon maturity in 2006. See additional discussion Note 12.
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
Note 14 — Stockholders’ Equity
On May 31, 2006, Sovereign issued common stock to Santander and received net proceeds of $2.4 billion which was used to fund a portion of the Independence acquisition. For further discussion, see Note 3.
On May 15, 2006, Sovereign issued 8,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at the rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
The dividends on our preferred stock are recorded against retained earnings, however for earnings per share purposes they are deducted from net income available to common shareholders. See Note 23 for the calculation of earnings per share.
Sovereign maintains a Direct Stock Purchase and Dividend Reinvestment Plan pursuant to which participants may purchase shares of Sovereign common stock by reinvesting cash dividends. The plan also permits both new investors and Sovereign shareholders to make optional cash investments in shares of Sovereign common stock on a monthly basis under the plan’s terms. Sovereign also maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2006, 2005 and 2004 was immaterial. All dividends are reinvested according to Sovereign’s Dividend Reinvestment and Stock Purchase Plan.
The Company has an active shelf registration statement of debt and equity instruments on file with the SEC for future issuance of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $2.1 billion of availability remaining under this shelf registration at December 31, 2006.
Retained earnings at December 31, 2006 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions. Sovereign’s debt agreement imposes certain limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels and reasonably anticipated increases.
At December 31, 2006, Sovereign had 44.5 million capital shares reserved for future issuance, which includes shares issuable upon the exercise of the warrants related to the PIERS financing, shares issuable for unexercised stock options, and employee stock purchase plans.

Notes to Consolidated Financial Statements
Note 15 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum leverage capital ratio equal to 3% of tangible assets, and 4% of risk-adjusted assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2006 and 2005, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to Sovereign during the years ended December 31, 2006 and 2005 were $600 million and $750 million, respectively.
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2006 and 2005:

	REGULATORY CAPITAL (IN THOUSANDS)
		Tier 1	Tier 1	Total
	Tangible	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To	Capital To
	Tangible	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets	Assets

Sovereign Bank at December 31, 2006:
Regulatory capital	$5,224,710	$5,224,710	$5,023,535	$6,726,462
Minimum capital requirement(1)	1,679,397	3,358,794	2,671,247	5,342,494

Excess	$3,545,313	$1,865,916	$2,352,288	$1,383,968

Capital ratio	6.22%	6.22%	7.52%	10.07%

Sovereign Bank at December 31, 2005:
Regulatory capital	$4,167,306	$4,167,306	$4,090,381	$5,313,535
Minimum capital requirement(1)	1,219,112	2,438,224	1,993,145	3,986,289

Excess	$2,948,194	$1,729,082	$2,097,236	$1,327,246

Capital ratio	6.84%	6.84%	8.21%	10.66%

(1)	As defined by OTS Regulations.

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
The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2006, 2005 and 2004 and stock options exercisable at the end of each of those years. Price per share and share counts have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

	Shares	Price per share
Options outstanding December 31, 2003 (9,220,511 exercisable)	13,977,950	$3.66 — 21.88
Acquired in conjunction with business acquisitions	2,583,380	$2.79 — 15.15
Granted	781,654	$19.40 — 21.64
Exercised	(3,158,623)	$2.79 — 19.29
Forfeited	(341,812)	$6.40 — 21.64
Expired	(9,241)	$7.86 — 13.87

Options outstanding December 31, 2004 (9,224,607 exercisable)	13,833,308	$2.95 — 21.88
Acquired in conjunction with business acquisitions	3,214,440	$4.62 — 18.98
Granted	782,636	$19.40 — 22.95
Exercised	(2,682,698)	$2.95 — 19.29
Forfeited	(280,761)	$5.34 — 22.32
Expired	(26,116)	$5.39 — 21.64

Options outstanding December 31, 2005 (10,249,285 exercisable)	14,840,809	$2.95 — 22.95
Granted	1,878,225	$19.98 — 25.77
Exercised	(1,615,277)	$2.95 — 17.05
Forfeited	(319,754)	$6.67 — 22.95
Expired	(16,293)	$6.39 — 17.05

Options outstanding December 31, 2006 (9,111,666 exercisable)	14,767,710	$2.95 — 25.77
The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005, and 2004 was $6.42, $7.52, and $7.62, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $19.1 million, $31.1 million, and $41.4 million, respectively.
The following table summarizes Sovereign’s stock options outstanding at December 31, 2006:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price

$2.95—4.34	43,610	$3.41	3.14	43,610	$3.41
$5.29—7.36	1,445,323	6.62	2.93	1,445,323	6.62
$7.44—10.30	2,965,047	8.79	4.15	2,965,047	8.79
$10.78—14.76	6,741,630	12.23	4.69	4,061,442	12.04
$15.10—21.10	2,082,067	19.53	8.10	438,729	17.40
$21.21—25.77	1,490,033	21.91	8.00	157,515	21.24

Total	14,767,710	$12.97	5.22	9,111,666	$10.50
Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2006, 2005, and 2004, was $20.6 million, $26.1 million and $23.7 million, respectively. The tax deductions from option exercises of the share-based payment arrangements totaled $16.5 million, $15.4 million and $15.8 million, respectively for the years ended December 31, 2006, 2005, and 2004. At December 31, 2006, Sovereign had $16.2 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 1.5 years.

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (Continued)
Subsequent to September 2005, Sovereign has issued treasury shares to satisfy option exercises, and as such, has issued approximately 1.6 million treasury shares in 2006 at a weighted average cost of $21.64 and 0.5 million of treasury shares in 2005 at a weighted average cost of $21.05. Prior to September 2005, Sovereign had a practice of issuing new authorized shares to satisfy option exercises and, as such, did not repurchase shares on the open market to fund them. Additionally, the Company repurchased approximately 249,000 shares at an average cost of $21.24 during 2006 and 344,000 shares of vested restricted stock at an average price of $21.57 during 2005.
The table below summarizes the changes in Sovereign’s non-vested restricted stock during the past year.

	Shares	Weighted average
	(in thousands)	grant date fair value
Total non-vested restricted stock at December 31, 2005	2,161,460	$21.46
Restricted stock granted in 2006	1,171,188	20.16
Vested restricted stock in 2006	(541,356)	19.23
Non-vested shares forfeited during 2006	(330,717)	21.93

Total non-vested restricted stock at December 31, 2006	2,460,575	$21.26

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with these amounts totaled $13.1 million, $12.5 million and $8.6 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $31.1 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value of restricted stock granted in 2006 and 2005 was $20.16 per share and $22.32 per share, respectively.
Note 17 — Employee Benefit Plans
Effective November 1, 2004, Sovereign merged its Employee Stock Ownership Plan with and into its 401(k) Retirement Plan to form the Sovereign Retirement Plan (“Retirement Plan”). Substantially all employees of Sovereign are eligible to participate in the ESOP portion of the Retirement Plan following completion of one year of service and attaining age 21. The ESOP portion of this Retirement Plan provides retirement benefits for participants and beneficiaries in the form of Sovereign common stock. The ESOP portion of this Retirement Plan was funded through direct loans from the Company, and proceeds from these loans were used to purchase outstanding shares of the Company’s common stock. As the debt on these loans is repaid, shares of Sovereign common stock are released and become eligible for allocation to participant accounts. Compensation expense is recognized based on the fair value of the shares committed to be released to participants and the shares then become outstanding for earnings per share computations.
Sovereign has committed to make contributions sufficient to provide for the debt requirements of the remaining ESOP loans. In 2003, Sovereign purchased $7.2 million of common stock for the ESOP portion of the Retirement Plan. Sovereign recognized as expense $7.5 million, $7.4 million and $7.1 million for the Sovereign ESOP in 2006, 2005 and 2004, respectively. At December 31, 2006, the ESOP portion of the Retirement Plan held 5.8 million shares of Sovereign stock, of which 3.1 million shares were allocated to participant accounts. The unallocated ESOP shares are presented as a reduction of stockholders’ equity in the consolidated financial statements. At December 31, 2006, the unallocated ESOP shares had a fair market value of $70.1 million, and the ESOP portion of the Retirement Plan had $26.0 million of loans outstanding from Sovereign. The actual interest expense incurred on the ESOP portion of the Retirement Plan was $2.8 million, $3.0 million and $3.2 million in 2006, 2005 and 2004, respectively and the amount of dividends on ESOP shares used for debt service by the ESOP was $0.9 million, $0.6 million and $0.4 million in 2006, 2005 and 2004, respectively.
Substantially all employees of Sovereign are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of six months service and attaining age 21. Sovereign recognized expense for contributions to the 401(k) portion of the Retirement Plan of $12.9 million, $10.8 million and $8.9 million during 2006, 2005 and 2004, respectively. Employees can contribute up to 100% of their compensation to the 401(k) portion of the Retirement Plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% to 5% in the form of Sovereign common stock. Participants may transfer the matching contribution to other investment vehicles available under the 401(k) portion of the Retirement Plan.
Sovereign maintains a bonus deferral plan for selected management and executive employees. This plan allows employees to defer 25% to 50% of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions of 100% are made by Sovereign into the trust and are also invested in Sovereign common stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Benefits vest after 5 years or earlier in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined. Voluntary termination or termination for cause (as defined) generally result in forfeiture of the unvested balance including employee deferrals. Expense is recognized over the vesting period of 5 years or to the employee’s retirement date, whichever is shorter. Sovereign recognized as expense $2.8 million, $5.8 million, and $2.2 million for these plans in 2006, 2005 and 2004, respectively. Effective for compensation earned after January 1, 2007, Sovereign terminated future deferrals into this plan as part of its cost savings initiative. However, prior year contributions will continue to vest and be expensed over the applicable vesting period.
Sovereign sponsors supplemental executive retirement plans (“SERP”) for its Chief Executive Officer and certain retired executives of Sovereign. Sovereign’s benefit obligation related to its SERP plan was $63.4 million and $11.8 million at December 31, 2006 and 2005, respectively. The primary reason for the increase in the current year was due to liabilities acquired in connection with our acquisition of Independence of $18.7 million. Additionally, Sovereign extended additional benefits to its former Chief Executive Officer who resigned in 2006 in connection with his resignation/retirement agreement of $10.6 million and added its current Chief Executive Officer to its SERP plan in 2006. Sovereign will pay a one-time SERP benefit of $19.6 million to our former Chief Executive Officer in 2007 related to his resignation/retirement agreement. Additionally, Sovereign is required to pay $0.5 million per year for life to another recently retired executive officer who resigned in December 2006.
Sovereign’s benefit obligation related to its post-employment plans was $14.0 million and $2.5 million at December 31, 2006 and 2005, respectively. The reason for the increase in the post-employment plan obligation was due to acquired obligations from the Independence acquisition. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on our balance sheet.

Notes to Consolidated Financial Statements
Note 17 — Employee Benefit Plans (Continued)
Sovereign also acquired a defined benefit pension plan from its acquisition of Independence which has a measurement date of December 1, 2006. This plan has an asset of $4.1 million at December 31, 2006 representing the excess of the plan assets of $88.2 million over the plans projected benefit obligation of $84.1 million. No plan assets are expected to be returned to Sovereign in 2007, nor do we expect to contribute any amounts to this plan in 2007.
The following table sets forth the expected benefit payments for each of the five succeeding calendar years ending December 31 and thereafter:

2007	$ 3,682,094
2008	3,785,186
2009	3,985,692
2010	4,102,490
2011	4,255,781
Thereafter	24,972,288

Total	$44,783,531

On December 31, 2006 the Company adopted the recognition and disclosure provisions of Statement 158. Statement 158 required the Company to recognize the funded status of its post-retirement plan in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87 all of which were previously netted against the plan’s funded status in the Company’s statement of financial position pursuant to the provisions of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of Statement 158.
The incremental effects of adopting the provisions of Statement 158 on the Company’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of Statement 158 had no effect on the Company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and will not effect the Company’s operating results in future periods. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of Statement 158.”
(Dollar amount in millions)

	At December 31, 2006
	Prior to adopting	Effect of adopting	As reported at
	Statement 158	Statement 158	December 31, 2006

Other liabilities	$1,499.4	$9.4	$1,508.8
Deferred income taxes	$367.5	$3.3	$370.8
Total Liabilities	$80,831.7	$9.4	$80,841.1
Accumulated other comprehensive loss	$(18.6)	$(6.1)	$(24.7)
Total stockholders’ equity	$8,650.5	$(6.1)	$8,644.4
Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $2.7 million and unrecognized actuarial losses of $3.4 million. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2007 is $0.5 million and $0, respectively.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes
The provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Current:
Foreign (1)	$87,593	$79,812	$65,113
Federal	16,844	58,379	44,513
State	4,195	8,756	710

	108,632	146,947	110,336

Deferred:
Federal	(226,432)	69,013	17,334
State	—	—	—

Total income tax expense	$(117,800)	$215,960	$127,670

(1)	Current foreign income tax expense in 2006, 2005 and 2004 relates to interest income on assets that Sovereign transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that Sovereign has with an international bank. Foreign taxes paid on this income are credited against United States income taxes for federal income tax purposes. See Note 12 for further discussion.
The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(293.4)	(4.1)	(5.1)
Bank owned life insurance	(122.6)	(1.8)	(2.4)
State income taxes, net of federal tax benefit	16.5	0.7	0.1
Credit for synthetic fuels	(94.1)	(3.2)	(3.6)
Low income housing credits	(189.5)	(3.2)	(3.1)
Other	32.3	0.8	1.1

Effective tax rate	(615.8)%	24.2%	22.0%

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (Continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2006	2005

Deferred tax assets:
Allowance for possible loan losses	$167,502	$89,808
Unrealized loss on available for sale portfolio	—	71,104
Unrealized loss on derivatives	7,677	—
Net operating loss carry forwards	708	14,474
Non-solicitation payments	65,967	74,601
Employee benefits	53,010	12,485
General Business credit carry forwards	77,228	25,168
Foreign tax credit carry forwards	39,131	—
Broker commissions paid on originated mortgage loans	37,026	25,487
Loss on loans held for sale	91,688	—
Deferred interest expense	35,700	—
Other	162,466	98,475

Total gross deferred tax assets	738,103	411,602

Deferred tax liabilities:
Purchase accounting adjustments	113,977	36,547
Deferred income	44,046	24,299
Originated mortgage servicing rights	38,959	31,088
Unrealized gain on available for sale portfolio	20,756	—
Unrealized gain on derivatives	—	9,970
Depreciation and amortization	65,849	46,444
Other	83,672	48,178

Total gross deferred tax liabilities	367,259	196,526

Net deferred tax asset	$370,844	$215,076

At December 31, 2006, the Company has net operating loss carry forwards of $0.7 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $0.7 million would expire in 2013. Sovereign also has tax credit carry-forwards of $77.2 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $20.9 million will expire in December 2025 and the remaining $56.3 million will expire in December 2026. Sovereign also has foreign tax credit carry-forwards of $39.1 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $39.1 million will expire in December 2016. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).
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

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (Continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. We anticipate that the IRS will complete this review in 2007. Included in this examination cycle are the two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006, Sovereign paid an additional $87.6 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax liabilities adequately provide for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 — 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect our income tax provision in future periods.
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
The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2006	2005

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$18,042,931	$14,576,983
Standby letters of credit	3,788,018	2,831,954
Loans sold with recourse	220,724	7,359
Forward buy commitments	597,202	2,829,704
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
Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.1 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2006 was $3.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans and multifamily loans. These are seasoned loans and historical loss experience has been minimal.
Sovereign’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for our customers. At December 31, 2005, forward buy commitments included $2.2 billion of commitments to purchase mortgage loans which settled in January 2006.
Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 3 to 10 years for transactions outstanding as of December 31, 2006. Sovereign estimates the maximum undiscounted exposure on these agreements at $26.7 million and the total carrying value of liabilities associated with these commitments was $0.7 million at December 31, 2006.
Litigation. Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.

Notes to Consolidated Financial Statements
Note 19 — Commitments and Contingencies (Continued)
Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income, at December 31, 2006, are summarized as follows (in thousands):

	AT DECEMBER 31, 2006
	Future Minimum
	Lease	Sublease	Net
	Payments	Income	Payments

2007	$97,749	$(14,976)	$82,773
2008	81,794	(10,327)	71,467
2009	71,454	(8,365)	63,089
2010	63,351	(7,330)	56,021
2011	56,586	(6,663)	49,923
Thereafter	350,329	(14,929)	335,400

Total	$721,263	$(62,590)	$658,673

Sovereign recorded rental expenses of $105.5 million, $89.8 million and $84.9 million, net of $16.9 million, $14.0 million and $13.0 million of sublease income, in 2006, 2005, and 2004, respectively.

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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2006		2005
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Financial Assets:
Cash and amounts due from depository institutions	$1,804,117	$1,804,117	$1,131,936	$1,131,936
Investment securities:
Available for sale	13,874,628	13,874,628	7,258,402	7,258,402
Held to maturity	—	—	4,647,627	4,561,397
Other investments	1,003,012	1,003,012	651,299	651,299
Loans held for investment, net	54,505,645	54,364,599	43,384,248	43,535,657
Loans held for sale	7,611,921	7,611,921
Mortgage servicing rights	117,415	123,085	91,057	101,584
Mortgage banking forward commitments	304	304	(538)	(538)
Mortgage interest rate lock commitments	(11)	(11)	475	475
Financial Liabilities:
Deposits	52,384,554	50,288,880	37,977,706	35,807,178
Borrowings and other debt obligations	26,849,717	27,410,954	18,720,897	18,788,464
Interest rate derivative instruments	19,173	19,173	11,355	11,355
Precious metal forward settlement arrangements	12,039	12,039	46,430	46,430
Precious metal forward sale agreements	(11,763)	(11,763)	(47,982)	(47,982)
Unrecognized Financial Instruments: (1)
Commitments to extend credit	149,645	149,525	122,554	122,487

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
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
Precious metals customer forward settlement arrangements and precious metals forward sale agreements. The fair value of these contracts is based on the price of the metals based on published sources, taking into account when appropriate, the current credit worthiness of the counterparties.
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2006 and 2005, respectively, hedge ineffectiveness of $1.8 million and $1.4 million was recorded as a reduction to miscellaneous general and administrative expense associated with fair value hedges.
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
Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2006 and 2005, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. Sovereign has $60.8 million of deferred after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2006, Sovereign expects approximately $14.9 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 24 for further detail of the amounts included in accumulated other comprehensive income.
Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS 133 hedge relationships. Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. The Company also enters into precious metals customer forward agreements and forward sale agreements.

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2006 and 2005 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)

December 31, 2006
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$1,344,000	$—	$22,806	4.16%	5.25%	1.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,500,000	19,174	45,842	5.37%	5.09%	2.4

Total derivatives used in SFAS 133 hedging relationships	$9,844,000	$19,174	$68,648	5.20%	5.11%	2.3

December 31, 2005
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$2,440,000	$—	$52,885	4.05%	4.54%	3.4
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,650,000	21,295	2,730	4.38%	4.17%	2.0

Total derivatives used in SFAS 133 hedging relationships	$6,090,000	$21,295	$55,615	4.25%	4.32%	2.5

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
Summary information regarding other derivative activities at December 31, 2006 and December 31, 2005 follows (in thousands):

	AT DECEMBER 31,
	2006	2005
	Net Asset	Net Asset
	(Liability)	(Liability)

Mortgage banking derivatives:
Forward commitments
To sell loans	$304	$(538)
Interest rate lock commitments	(11)	475

Total mortgage banking risk management	293	(63)

Swaps receive fixed	2,380	(4,955)
Swaps pay fixed	26,431	27,919
Market value hedge	1,490	—

Net Customer related swaps	30,301	22,964

Precious metals forward sale agreements	(11,763)	(47,982)
Precious metals forward arrangements	12,039	46,430
Foreign exchange	(89)	740

Total activity	$30,781	$22,089

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended, December 31, 2006:

Income Statement
	Balance Sheet Effect	Effect For The
	at	Twelve Months Ended
Derivative Activity	December 31, 2006	December 31, 2006

Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.8 million and an increase to other liabilities of $22.8 million.	Resulted in an decrease of net interest income of $18.2 million.

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and a decrease to deferred taxes of $19.2 million, $45.8 million, and $9.3 million, respectively, and a decrease to stockholders’ equity of $17.3 million.	Resulted in an increase in net interest income of $29.6 million.

Forward commitments to sell loans	Increase to other assets of $0.3 million.	Increase to mortgage banking revenues of $0.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $11 thousand.	Decrease to mortgage banking revenues of $0.5 million.

Net Customer Related Swaps	Increase to other assets of $30.3 million.	Increase in capital markets revenue of $7.9 million.

Forward commitments to sell precious metals inventory, net	Increase to other assets of $0.3 million.	Increase to commercial banking revenues of $1.8 million.

Foreign Exchange	Increase to other liabilities of $90 thousand.	Decrease in commercial banking revenue of $0.8 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended December 31, 2005:

Income Statement
	Balance Sheet Effect	Effect For The
	at	Twelve Months Ended
Derivative Activity	December 31, 2005	December 31, 2005

Receive fixed-pay variable interest rate swaps	Decrease to borrowings and CDs of $24.0 million and $28.9 million, respectively, and an increase to other liabilities of $52.9 million.	Resulted in an increase of net interest income of $9.3 million.

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and stockholders’ equity of $21.3 million, $2.7 million, and $12.1 million, respectively, and a decrease to deferred taxes of $6.5 million.	Resulted in a decrease in net interest income of $0.1 million.

Forward commitments to sell loans	Increase to other liabilities of $0.5 million.	Increase to mortgage banking revenues of $0.1 million.

Interest rate lock commitments	Increase to mortgage loans of $0.5 million.	Increase to mortgage banking revenues of $0.3 million.

Net Customer Related Swaps	Increase to other assets of $23.0 million.	Increase in capital markets revenue of $2.2 million.

Forward commitments to sell precious metals inventory, net	Decrease to other assets of $1.6 million.	Decrease to commercial banking revenues of $31.3 million.

Foreign Exchange	Increase in other liabilities of $0.7 million.	Increase in commercial banking revenue of $0.9 million.
Net interest income resulting from interest rate exchange agreements included $356.9 million of income and $364.0 million of expense for 2006, $123.5 million of income and $132.8 million of expense for 2005, and $102.1 million of income and $113.4 million of expense for 2004.
Net losses generated from mortgage banking derivative transactions is included in mortgage banking revenues on the income statement and totaled losses of $0.8 million for the twelve-months ended December 31, 2006 compared with gains of $0.6 million for the twelve-months ended December 31, 2005. Net gains generated from derivative instruments executed with customers are included as capital markets revenue on the income statement and totaled $12.4 million for the twelve-months ended December 31, 2006, compared with $8.9 million for the twelve-months ended December 31, 2005.

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
The types of assets underlying securitizations for which Sovereign owns a retained interest and the related balances and delinquencies at December 31, 2006 and 2005, and the net credit losses for the year ended December 31, 2006 and 2005, are as follows (in thousands):

	2006
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Mortgage Loans	$17,480,841	$101,448	$8,782
Home Equity Loans and Lines of Credit	9,574,735	125,253	448,526	(1)
Automotive Floor Plan Loans	1,389,164	—	—

Total Owned and Securitized	$28,444,740	$226,701	$457,308

Less:
Securitized Mortgage Loans	76,111	383	17
Securitized Home Equity Loans	131,175	14,907	3,322
Securitized Automotive Floor Plan Loans	855,000	—	—

Total securitized loans	1,062,286	15,290	3,339

Net Loans	$27,382,454	$211,411	$453,969

	2005
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Mortgage Loans	$12,545,445	$55,275	$932
Home Equity Loans and Lines of Credit	9,966,031	102,112	22,253
Automotive Floor Plan Loans	1,468,176	832	—

Total Owned and Securitized	$23,979,652	$158,219	$23,185

Less:
Securitized Mortgage Loans	82,643	1,071	154
Securitized Home Equity Loans	172,907	20,635	5,989
Securitized Automotive Floor Plan Loans	1,021,698	—	—

Total securitized loans	1,277,248	21,706	6,143

Net Loans	$22,702,404	$136,513	$17,042

(1)	Includes previously mentioned charge of $382.5 million related to correspondent home equity loans classified as held for sale at December 31, 2006.

Notes to Consolidated Financial Statements
Note 22 — Asset Securitizations and Variable Interest Entities (Continued)
The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

AT DECEMBER 31, 2006
Automotive
Floor Plan

Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$6,721
Subordinated interest retained	43,996
Interest only strips	1,010
Cash reserve	4,381

Total Retained Interests and Servicing Rights	$56,108

Key Economic Assumptions:
Weighted average life (in years)	.35%
Expected credit losses	.25%
Residual cash flows discount rate	8.0%
The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2006	2005

Proceeds from collections reinvested in revolving-period securitizations	$5,803,535	$4,476,993
Servicing fees received	11,320	8,022
Other cash flows received on retained interests	27,410	53,649
Purchases of delinquent or foreclosed assets	—	—

Notes to Consolidated Financial Statements
Note 22 — Asset Securitizations and Variable Interest Entities (Continued)
At December 31, 2006 and 2005, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home Equity	Auto
		Loans &	Floor
	Mortgage Loans	Lines of Credit	Plan Loans	Total

Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$—	$6,721	$6,721
Subordinated interest retained	20,092	—	43,996	64,088
Servicing rights	1,105	273	—	1,378
Interest only strips	—	6,603	1,010	7,613
Cash reserve	—	—	4,381	4,381

Total Retained Interests and Servicing Rights	$21,197	$6,876	$56,108	$84,181

As of December 31, 2006
Weighted-average life (in yrs)	.61	1.40	.35
Prepayment speed assumption (annual rate)
As of December 31, 2006	40%	19%	46%
As of December 31, 2005	40%	23%	45%
As of the date of the securitization	40%	22%	50%
Impact on fair value of 10% adverse change	$(5)	$(57)	$(117)
Impact on fair value of 20% adverse change	$(6)	$(102)	$(192)

Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of December 31, 2006	.12%	1.95%	.25%
As of December 31, 2005	.12%	1.74%	.25%
As of the date of the securitization	.12%	0.75%	.25%
Impact on fair value of 10% adverse change	$(5)	$(169)	$(39)
Impact on fair value of 20% adverse change	$(10)	$(350)	$(78)

Residual cash flows discount rate (annual)
As of December 31, 2006	9%	12%	8%
As of December 31, 2005	9%	12%	8%
As of the date of the securitization	9%	12%	8%
Impact on fair value of 10% adverse change	$(7)	$(102)	$(97)
Impact on fair value of 20% adverse change	$(13)	$(203)	$(194)
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
Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $163.5 million at December 31, 2006 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $52.3 million at December 31, 2006. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 23 — Earnings Per Share
The following table presents the computation of earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Calculation of income for EPS:
Net Income as reported and for basic EPS	$136,911	$676,160	$453,552
Less preferred dividend	7,908	—	—

Net income available to common stockholders	129,003	676,160	453,552
Contingently convertible trust preferred interest expense, net of tax	—	25,427	21,212

Net income for diluted EPS available to common stockholders	$129,003	$701,587	$474,764

Calculation of shares:
Weighted average basic shares	433,908	381,838	338,403
Dilutive effect of:
Warrants	—	—	—
Stock-based compensation	—	6,761	6,197
Warrants on contingently convertible debt	—	27,397	23,210

Weighted average fully diluted shares	433,908	415,996	367,810

Earnings per share (1)(2):
Basic	$0.30	$1.77	$1.34
Diluted	$0.30	$1.69	$1.29
At December 31, 2006, Sovereign excluded the after-tax add back of the contingently convertible trust preferred interest expense and the conversion of warrants and equity awards since the result would have been anti-dilutive.

(1)	Prior period earnings per share have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

(2)	Basic and diluted earnings per share are the same for 2006. Stock based compensation and warrants on contingently convertible debt were not considered for diluted earnings per share as their impact was anti-dilutive.
Note 24 — Comprehensive Income
The following table presents the components of comprehensive income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Net income	$136,911	$676,160	$453,552

Net unrealized gain/(loss) on derivative instruments for the period	(29,404)	12,105	19,070
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(7,633)	(79,249)	(77,214)
Impact of adoption of SFAS No. 158	(6,111)	—	—
Add unrealized loss resulting from HTM to AFS reclass, net of tax	(25,625)	—	—
Less reclassification adjustments:
Derivative instruments	(12,049)	(12,051)	(12,225)
Investments available for sale	(202,775)	7,613	9,249

Net unrealized gain/(loss) recognized in other comprehensive income	146,051	(62,706)	(55,168)

Comprehensive income	$282,962	$613,454	$398,384

Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $38.3 million, net accumulated losses on unfunded pension liabilities of $6.1 million and net accumulated losses on derivatives of $56.9 million at December 31, 2006, compared to net unrealized losses on securities of $131.3 million and net accumulated losses on derivatives of $39.5 million at December 31, 2005.

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information
Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2006	2005

Assets
Cash and due from banks	$16,526	$17,753
Available for sale investment securities	55,426	35,336
Investment in subsidiaries:
Bank subsidiary	6,833,626	6,756,145
Non-bank subsidiaries	3,707,705	650,289
Other assets	304,711	174,262

Total Assets	$10,917,994	$7,633,785

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$2,033,664	$1,674,078
Borrowings from non-bank subsidiaries	118,034	118,165
Other liabilities	121,897	30,843

Total liabilities	2,273,595	1,823,086

Stockholders’ Equity	8,644,399	5,810,699

Total Liabilities and Stockholders’ Equity	$10,917,994	$7,633,785

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Dividends from Bank subsidiary	$600,000	$750,000	$130,000
Dividends from non-bank subsidiary	57,896	—	—
Interest income	12,240	6,375	3,459
Other income	259	139	4,764

Total income	670,395	756,514	138,223

Interest expense	145,264	99,675	110,140
Other expense	92,010	50,205	109,532

Total expense	237,274	149,880	219,672

Income/(loss) before income taxes and equity in earnings of subsidiaries	433,121	606,634	(81,449)
Income tax benefit	(98,073)	(83,674)	(81,849)

Income before equity in earnings of subsidiaries	531,194	690,308	400
Dividends in excess of current year earnings:
Bank subsidiary	(363,473)	(22,647)	—
Non-bank subsidiaries	(30,810)	—	—
Equity in undistributed earnings/(loss) of:
Bank subsidiary	—	—	429,004
Non-bank subsidiaries	—	8,499	24,148

Net income	$136,911	$676,160	$453,552

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information (Continued)
STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$136,911	$676,160	$453,552
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	—	—	(429,004)
Non-bank subsidiaries	—	(8,499)	(24,148)
Dividends in excess of current year earnings:
Bank subsidiary	363,473	22,647	—
Non-bank subsidiaries	30,810	—	—
Loss on retirement borrowings and other debt obligations (1)	—	—	81,186
Loss on economic hedges	11,387	—	—
Stock based compensation expense	35,475	30,404	22,428
Allocation of Employee Stock Ownership Plan	2,377	2,311	2,371
Other, net	(28,454)	(42,251)	(204,166)

Net cash (used in) provided by operating activities	551,979	680,772	(97,781)

Cash Flows from Investing Activities:
Net capital returned from/(contributed to) subsidiaries	212,545	(965,808)	(214,394)
Net cash (paid) received from acquisitions	(3,595,673)	280,210	(208,237)
Net purchases and sales of investment securities	—	1,096	—

Net cash used in investing activities	(3,383,128)	(684,502)	(422,631)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(400,000)	(350,000)	(796,401)
Net proceeds received from senior notes and senior credit facility	725,000	797,805	997,710
Net change in borrowings from non-bank subsidiaries	(131)	3,196	11,338
Sale (acquisition) of treasury stock	400,612	(470,215)	(5,837)
Cash dividends paid to preferred stockholders	(7,908)	—	—
Cash dividends paid to common stockholders	(126,105)	(61,017)	(37,222)
Net proceeds from the issuance or exercise of warrants	—	—	285,435
Net proceeds from the issuance of preferred stock	195,445	—	—
Net proceeds from issuance of common stock	2,043,009	33,383	34,080

Net cash (used in) provided by financing activities	2,829,922	(46,848)	489,103

Increase (decrease) in cash and cash equivalents	(1,227)	(50,578)	(31,309)
Cash and cash equivalents at beginning of period	17,753	68,331	99,640

Cash and cash equivalents at end of period	$16,526	$17,753	$68,331

(1)	The debt extinguishment loss for 2004 does not equal the loss on the consolidated statement of operations since a portion of the debt retired in 2004 was hedged at Sovereign Bank. At the time of this extinguishment, the hedge was in a gain position that was realized and recorded at Sovereign Bank and not the Parent Company.

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information
Beginning in the third quarter of 2006, the business unit profitability reporting system was reorganized to include a Metro New York segment. This new segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices, which were moved from the Mid-Atlantic segment. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Metro New York Banking Division is comprised of our branch locations in New York and New Jersey. All areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, and our indirect automobile group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses.
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
The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2006
			Metro
	Mid-Atlantic	New England	New York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$318,565	$656,493	$454,083	$323,801	$237,447	$(168,841)	$1,821,548
Fees and other income	82,595	168,054	107,905	16,782	148,926	73,274	597,536
Provision for credit losses	11,055	12,659	22,138	411,872	26,737	—	484,461
General and administrative expenses	284,844	490,896	314,175	119,769	138,744	(58,439)	1,289,989
Depreciation/Amortization	10,923	17,115	16,228	27,585	6,878	142,230	220,959
Income (loss) before income taxes	105,261	320,992	200,247	(207,247)	220,796	(620,918)	19,131
Intersegment revenues (expense) (1)	205,583	667,238	251,403	(1,174,514)	(537,137)	587,427	—
Total Average Assets	$4,657,882	$5,899,065	$10,719,221	$26,144,890	$11,797,996	$20,276,341	$79,495,395

	DECEMBER 31, 2005
			Metro
	Mid-Atlantic	New England	New York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$329,978	$664,356	$252,606	$337,124	$236,099	$(188,074)	$1,632,089
Fees and other income	78,792	160,780	50,163	103,105	138,481	59,270	590,591
Provision for credit losses	17,571	8,422	4,717	52,685	6,605	—	90,000
General and administrative expenses	261,770	467,754	144,646	129,920	135,868	(50,754)	1,089,204
Depreciation/Amortization	10,162	16,264	4,909	31,270	5,840	98,817	167,262
Income (loss) before income taxes	129,533	348,959	153,406	237,220	232,105	(209,103)	892,120
Intersegment revenues (expense) (1)	200,319	589,440	248,934	(809,135)	(318,424)	88,866	—
Total Average Assets	$4,612,140	$5,623,854	$1,716,073	$21,636,368	$9,929,938	$17,213,601	$60,731,974

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information (Continued)

	DECEMBER 31, 2004
			Metro
	Mid-Atlantic	New England	New York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$226,721	$508,434	$218,687	$301,784	$187,361	$(6,397)	$1,436,590
Fees and other income	72,057	149,932	46,136	33,075	88,715	46,381	436,296
Provision for credit losses	21,633	16,739	10,890	46,609	31,129	—	127,000
General and administrative expenses	194,621	424,538	146,224	97,538	129,386	(49,646)	942,661
Depreciation/Amortization	7,624	14,696	6,173	30,504	4,425	98,388	161,810
Income (loss) before income taxes	86,802	222,517	109,862	188,018	126,569	(152,546)	581,222
Intersegment revenues (expense)(1)	133,286	443,490	218,384	(516,617)	(158,139)	(120,404)	—
Total Average Assets	$3,074,719	$4,518,691	$1,474,086	$15,557,198	$7,860,453	$18,073,460	$50,558,607

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(2)	Included in Other in 2006, 2005 and 2004 were net merger and integration charges of $42.4 million, $12.7 million and $46.4 million, respectively. Included in Other in 2004 are debt extinguishment losses of $63.8 million. The 2006 and 2005 results also include $78.7 million and $4.0 million of restructuring and other employee severance charges and $14.3 million and $5.8 million for proxy and professional costs. See Note 28 for further details.
Goodwill assigned to our reporting units which are equivalent to our reportable segments as of December 31, 2006, 2005 and 2004 was as follows:

	Mid-Atlantic	New England Banking	Shared Services	Shared Services
	Banking Division	Division	Consumer	Commercial	Metro New York	Total

Goodwill at December 31,
2006	$688,079	$658,006	$634,012	$341,601	$2,683,487	$5,005,185
2005	$1,156,736	$657,944	$559,498	$342,648	$—	$2,716,826
2004	$556,905	$680,338	$559,498	$328,340	$—	$2,125,081
Note 27 — Merger Related and Integration Charges, Net
Following is a summary of amounts charged to earnings related to business combinations (in thousands):

	2006	2005	2004

Merger related and integration charges	$42,420	$12,744	$46,359
In 2006, Sovereign recorded merger-related and integration charges related to the Independence acquisition of $42.8 million. Of this amount, $12.9 million was recorded for retail banking conversion costs and other costs, $12.5 million was related to marketing expense, $9.4 million was related to system conversions, $5.7 million was related to retention bonuses and other employee-related costs and $2.3 million was related to branch and office consolidations. There was $0.4 million of merger-related and integration reversals related to prior acquisitions in 2006 based on favorable conversion costs and other merger-related items being lower than amounts initially estimated.
In 2005, Sovereign recorded merger-related and integration charges related to the Waypoint acquisition of $16.7 million. Of this amount, $2.4 million was related to branch and office consolidations, $5.8 million was related to system conversions and $8.5 million was recorded for retail banking conversion costs and other costs. There was $4.0 million of merger-related and integration reversals related to First Essex and Seacoast in 2005 based on favorable conversion costs and other merger-related items being lower than amounts initially estimated.
In 2004, Sovereign recorded merger-related and integration charges related to the First Essex acquisition of $22.7 million. Of this amount, $14.2 million was related to branch and office consolidations, $3.2 million was related to system conversions and $5.3 million was recorded for employee benefits and other costs. In addition, Sovereign recorded merger-related and integration charges related to the Seacoast acquisition of $23.7 million during 2004. Of this amount, $5.2 million was related to branch and office consolidations, $6.5 million was related to system conversions, and $12.0 million was related to retail banking conversion costs and other costs.
The status of reserves associated with business acquisitions is summarized in Note 3.

Notes to Consolidated Financial Statements
Note 28 — Employee Severance Charges and Other Restructuring Costs
Sovereign’s management completed a comprehensive review of Sovereign’s operating cost structure in the fourth quarter of 2006. As a result of this review, approximately 360 team members were notified in December 2006 that their positions had been eliminated. Additionally, certain members of executive management resigned from the Company during the fourth quarter, including the Company’s Chief Executive Officer. These actions resulted in a $78.7 million charge, which consisted of $63.9 million of severance, and $14.8 million in contract termination and other charges. Sovereign made cash payments of $18.8 million on these restructuring charges in the fourth quarter of 2006 and the remaining severance and restructuring accrual at December 31, 2006 was $58.9 million.
Note 29 — Related Party Transactions
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2005.

Related party loans at December 31, 2005	$58,014
Additions	49,193
Reductions	(47,430)

Related party loans at December 31, 2006	$59,777

Related party loans at December 31, 2006 included commercial loans to affiliated businesses of directors of Sovereign Bank totaling $44.6 million compared with $42.1 million at December 31, 2005. Related party loans also included commercial loans to affiliated businesses of directors of Sovereign Bancorp totaling $10.4 million at December 31, 2006 compared with $11.8 million at December 31, 2005.
Related party loans at December 31, 2006 and December 31, 2005 also included consumer loans secured by residential real estate of $4.8 million and $4.1 million, respectively to executive officers and Sovereign Bancorp Board of Directors.
Related party loans do not include undrawn commercial and consumer lines of credit that totaled $66.5 million and $47.8 million at December 31, 2006 and December 31, 2005, respectively. The majority of these amounts ($63.4 million and $43.9 million at December 31, 2006 and December 31, 2005) are on undrawn commercial lines of credit for affiliated businesses of individuals who are solely Directors of Sovereign Bank.
The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term in defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $5.5 million of income due to its investment in Meridian Capital for the twelve-month period ended December 31, 2006.
In January 2006, Santander extended a total of $400 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. During 2006, the average balance outstanding under these commitments was $147.4 million, of which $88.4 million was federal funds and Eurodollar borrowings and $59.0 million was for confirmation of standby letters of credit. Sovereign Bank paid approximately $0.1 million in fees and $4.4 million in interest to Santander in 2006 in connection with these commitments.
Additionally, in May 2006, Santander’s capital markets group received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital markets initiatives to finance the acquisition of Independence. Also, per the terms of our investment agreement with Santander, Sovereign is obligated to have three Santander employees on its payroll, and Santander is obligated to have three Sovereign employees on its payroll.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2006.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The information relating to executive officers of Sovereign is included under Item 4A in Part I hereof. The information required by this item relating to directors of Sovereign is incorporated herein by reference to: (i) that portion of the sections captioned “Election of Directors” and “Directors of Sovereign” located in the definitive Proxy Statement to be used in connection with Sovereign’s 2007 Annual Meeting of Shareholders (the “Proxy Statement”). The information required by Item 10 regarding the audit committee and the audit committee financial expert disclosure is incorporated by reference from the information under the caption “Election of Directors- Audit Committee” in the Proxy Statement. The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to (i) the sections captioned “Compensation Discussion and Analysis” and “Summary Compensation Table- 2006” through “Director Compensation in the Fiscal Year 2006” and (ii) the sections captioned “Election of Directors- Compensation Committee,” “The Compensation Committee,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by this item is incorporated herein by reference to that portion of the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Our Compensation Plans- Equity Compensation Plan Information- Shares Outstanding and Available for Grant or Award” in the Proxy Statement.
Description of the Investment Agreement with Banco Santander Central Hispano, S.A.
     The following summarizes the material terms and conditions of the Investment Agreement, dated October 2005, between Sovereign and Banco Santander Central Hispano, S.A. (“Santander”), as amended. This summary, however, is qualified in its entirety to the complete text of the Investment Agreement (which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 27, 2005, Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on November 22, 2005 and Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on June 6, 2006), which is incorporated herein by reference. Please note that capitalized terms used in this section only without definition shall have the meaning ascribed to such term in the Investment Agreement.
     In general the Investment Agreement contains a number of important restrictions on both Sovereign and Santander. These provisions include certain standstill provisions that restrict Santander from purchasing securities of Sovereign, making an offer to purchase securities of Sovereign, or taking certain other actions, in each case unless certain conditions are satisfied. The Investment Agreement also imposes certain obligations and restrictions on Sovereign, including restrictions on the ability of Sovereign to solicit any acquisition proposals and on the manner in which Sovereign may respond to unsolicited acquisition proposals and obligations to provide Board representation to Santander. In general, the Investment Agreement divides the post-closing period into three consecutive periods of 24 months, 12 months and 24 months, respectively. The restrictions and obligations of the parties vary depending upon which period is in effect. These restrictions and obligations during each period are summarized below.

Obligations and Rights During the Term of the Agreement (to May 31, 2011)
          Although the Investment Agreement divides the term into three periods (the period from the closing to May 31, 2008 (the “First Standstill Period”); the period from June 1, 2008 through May 31, 2009 (the “Second Standstill Period”); and the period from June 1, 2009 through May 31, 2011 (the “Third Standstill Period”)), there are a number of restrictions and provisions that apply during the entire term of the Agreement, subject to earlier termination in certain events as described below.
          Restrictions on Transfers of Shares by Santander
          Santander and its affiliates cannot, directly or indirectly, sell, pledge, encumber, transfer or agree to transfer (collectively, “Transfer”) any Voting Securities except in the following limited circumstances:
•	pursuant to a business combination transaction approved by a majority of Unaffiliated Directors, or a self-tender offer made by Sovereign;

•	to an Affiliate of Santander that agrees to be bound by the Investment Agreement; or

•	pursuant to a bona fide pledge to a financial institution.
          After the earliest to occur of (a) May 31, 2011, (b) the date Sovereign either accepts or enters into an agreement with respect to an Acquisition Proposal made by any Person other than Santander (or announces an intention to do so), (c) the date Sovereign rejects or fails to accept a 100% Acquisition Proposal from Santander that Santander is permitted to make and that Sovereign is required to accept under the terms of the Investment Agreement, or (d) the date of any breach by Sovereign of certain obligations under the Investment Agreement (such earliest date, the “Sale Restriction Termination Date”), Santander and its affiliates may also Transfer Voting Securities in a widely distributed public offering or as a block to a non-competitor. Specifically, Santander may Transfer their shares:
•	in a sale to the public (either registered under the Securities Act or pursuant to Rule 144 under the Securities Act) that would not be expected to cause any material disruption in the market for the common stock and minimizes the possibility that any purchaser will become a 5% holder; or

•	in a sale to a third party other than (x) a deposit-taking institution that holds more than 50% of its aggregate U.S. deposits in states in which Sovereign was operating at the time of the Investment Agreement or (y) a person listed on the prohibited purchaser list (subject to our right of first offer and right of last look (each as described below).
          Standstill Restrictions
          Santander is prohibited from taking a broad range of actions that could have the effect of changing control of Sovereign or increasing their interest in Sovereign. Specifically, until the earliest to occur of (a) May 31, 2011, (b) the date Sovereign consummates an Acquisition Proposal made by any Person other than Santander, (c) the date Sovereign rejects or fails to accept a 100% Acquisition Proposal from Santander that Santander is permitted to make during any of the Standstill Periods and that Sovereign is required to accept under the terms of the Investment Agreement or (d) the date of any breach by Sovereign of certain obligations under the Investment Agreement (the earliest of such dates is referred to as the “Standstill Restriction Termination Date”), Santander may not:
•	acquire additional Voting Securities, except as specifically permitted by the Agreement;

•	make an Acquisition Proposal, except as specifically permitted by the Agreement; or

•	participate in a Proxy Solicitation.
          Thereafter, until Santander owns less than 10% of the outstanding Voting Securities, it may not make an unsolicited tender offer, or other acquisition proposal without the prior consent or invitation of the Board, participate in a proxy solicitation against any action approved by the unaffiliated directors, or fail to vote their shares in favor of the Board’s slate of directors.
          The Investment Agreement contains a number of important exceptions to the restrictions on Santander. These restrictions vary depending on which the Standstill Period is in effect. The actions permitted to be taken during each of the Standstill Periods are described below.
          Notification, First Look and Match Rights
          If at any time Sovereign receives any Acquisition Proposal, any indication that any person is considering making an Acquisition Proposal, or any request for information about Sovereign or access to the business, properties or books and records of Sovereign, Sovereign is required to notify Santander promptly (and in any event within 24 hours) after the receipt of such Acquisition Proposal, indication or request. The notification to Santander is required to be orally and in writing and is required to identify the person making the Acquisition Proposal, indication or request, and the terms and conditions thereof. In addition, Sovereign is required to keep Santander fully informed, on a current basis, of the status and details of any Acquisition Proposal, indication or request.

          If Sovereign notifies Santander of the receipt of an Acquisition Proposal, indication or request, Santander has a 30-day exclusive “first look” right to negotiate an Acquisition Proposal to purchase all of the outstanding shares of Sovereign. During that time, Sovereign may not engage in discussions with the party making the bid or provide them with information. If Santander has not made an Acquisition Proposal to acquire all of the outstanding shares of Sovereign that is at least as favorable as the third party proposal during such 30 day period, then Sovereign may enter into discussions with the third party, provide access to information and enter into an agreement with respect to an Acquisition Proposal, but only concurrently with providing notice to Santander that it intends to take such actions. The notice must include copies of any relevant agreement, agreement in principle, letter of intent or similar document (or a description of the material terms thereof). Before entering into any agreement, agreement in principle or letter of intent, however, Sovereign must provide Santander with a 30-day period to match the third party Acquisition Proposal. If the Santander offer is at least as favorable as the third party proposal, then Sovereign is required to accept the Santander proposal rather than the third party proposal. In no event, however, is Sovereign required to accept any proposal from Santander or a third party during the Second Standstill Period at a price less than $40 per share (as adjusted). Any such Acquisition Proposal from Santander is subject to, among other things, a vote of a majority of the minority shareholders of Sovereign.
          Board Representation
          For so long as Santander beneficially owns at least 19.8% and not more than 24.9% of the outstanding shares of common stock, Sovereign shall elect representatives of Santander to the Board. The number of directors that Santander is entitled to elect the greater of two and, if the size of the Board is increased, the number of directors that constitutes at least 20% and not more than 25% of the entire Board (based on the current size of the board, Santander is entitled to elect three directors). If Santander owns less than 19.8% and more than 10% of the outstanding shares of common stock, then it will be entitled to elect one director. If Santander owns more than 24.9% and is in compliance with the Agreement, then it will be entitled to elect a number of directors proportionate to its ownership.
          Santander shall be entitled to have one of the directors appointed by it elected to serve on each committee of the Board, unless prohibited by law or the rules and regulations of the NYSE. If any such prohibition exists, then Santander shall be entitled to have one of its appointed directors attend all meetings as a non-voting observer.
          Further, for so long as it is entitled to elect any directors to the Board, Santander is entitled to have one of its designated directors serve as a director of Sovereign Bank.
          Santander is required to appoint the Chief Executive Officer (or any successor Chief Executive Officer) of Sovereign as a director of Santander (provided that the Chief Executive Officer is acceptable to Santander in its sole discretion after good faith consideration). Upon the resignation or removal of any Chief Executive Officer, the Chief Executive Officer shall also resign as a director of Santander. This obligation expires when Santander ceases to owns 10% or more of the outstanding shares of common stock or Sovereign is in breach of its obligations under the Investment Agreement.
          Approval Rights
          The affirmative vote of the Board, including at least one of the Santander directors, is required in order to (i) expand the Board to over 12 directors and (ii) amend our bylaws in any manner that would adversely affect Santander and its affiliates.
          Certain Actions
          In addition to the Board vote described above, Sovereign and the Board agree to take all lawful action necessary to ensure that the Santander receives the benefits to which it is entitled under the Investment Agreement, including, without limitation, modifying our bylaws or other organizational documents.
          Voting Arrangements
          In addition to any other voting arrangements, so long as Sovereign has not breached any of its obligations regarding Santander’s rights to Board representations, then Santander is required to vote all Voting Securities held by it as directed by the Board with respect to any Acquisition Proposal that is opposed by the Board (other than an Acquisition Proposal made by Santander).
          Public announcements
          The parties are required to consult with each other before issuing any press release or making any public statement with respect to the Investment Agreement or the transactions contemplated thereby.
          Exchange of Management
          Until the earlier of (a) termination of the Investment Agreement, (b) the date on which Santander owns less than 10% of the Total Voting Power and (c) a Change in Control of the Company, Sovereign and Santander will each appoint at least one of the other party’s employees to at least one position with direct reporting to the department head within each of its financial control department, internal audit department and risk management department (provided that such individual is not required to be appointed to the most senior position in any such department).
          Public Subsidiary Stock
          In connection with any Acquisition Proposal by Santander that is approved by the Board, the parties will negotiate in good faith to agree upon a structure that will result in Persons other than the buyer holding equity securities representing approximately 10% of the Voting Power of surviving entity.

Obligations During the First Standstill Period (through May 31, 2008)
          In addition to the notice and other obligations that apply during the entire Standstill Period, during the period that began at the closing of the Investment Agreement and will end on May 31, 2008, the 24 month anniversary of the Closing Date, Santander may not make any Acquisition Proposals unless specifically invited to do so by Sovereign (which Sovereign is not required to do) and Sovereign may not solicit any Acquisition Proposal.
Obligations During the Second Standstill Period (June 1, 2008 to May 31, 2009)
          During the Second Standstill Period, Santander may make a 100% Acquisition Proposal at any price that is greater than $40 per share of common stock. Upon receipt of such a proposal, Sovereign and Santander shall negotiate on an exclusive basis for a period of 30 days. If Sovereign and Santander reach an agreement with respect to such a proposal (a “Second Period Accepted Acquisition Proposal”), then Sovereign shall take certain steps (including convening a stockholders meeting) and certain conditions must be satisfied (such as a Majority of the Minority Vote) in order to consummate such transaction. If, during such 30-day exclusive period, Sovereign and Santander are not able to reach such an agreement, then Sovereign shall either (x) conduct an appraisal process or (y) conduct a third-party market check. The appraisal shall be conducted initially by two appraisers, one chosen by Santander and one chosen by the Unaffiliated Directors. In the event that the respective appraisals do not differ by more than 10% of the lower appraisal, the appraised value will be the average of the two appraisals. If they differ by more than 10%, then a third appraiser shall be selected and shall independently, without knowledge of the two appraisals, determine the appraised value. If the appraised value of the third appraiser is within the middle third of the range of the two other appraisals, then the appraised value will be the value determined by the third appraiser. If it is outside that range, then the appraised value will be the average of the third appraisal and the closest of the two other appraisals. The third-party market check means a customary solicitation of interest from third parties in a 100% Acquisition Proposal.
          If at the conclusion of the process described above, Santander agrees to pay the higher of $40 and the price determined through the appraisal process or the third-party market check, as applicable, then Sovereign shall enter into an agreement with Santander with respect to such acquisition and take certain steps (including convening a stockholders meeting) to consummate the transaction, provided that certain conditions, including a Majority of the Minority Vote are satisfied.
          If Sovereign receives an Unsolicited Acquisition Proposal during the Second Standstill Period and before Santander makes an 100% Acquisition Proposal, Sovereign shall notify Santander that it has received such Unsolicited Acquisition Proposal. If within 10 days of receipt of such notice Santander submits a 100% Acquisition Proposal at a price per share in excess of $40, Sovereign must complete the procedures described above in an effort to agree to acceptable terms for a Second Period Accepted Acquisition Proposal before negotiating with, providing information to, or entering into any acquisition agreement with any third party or taking certain defensive actions.
Obligations During the Third Standstill Period (June 1, 2009 to May 31, 2011)
          During the Third Standstill Period, Santander may make a 100% Acquisition Proposal at any price. If it does so, Sovereign shall have the one-time right, exercisable within 10 days after receipt of such proposal, to require that Santander delay making such an Acquisition Proposal for a period of up to 270 days (the “Sovereign Deferral Period”). If Sovereign receives a 100% Acquisition Proposal after the expiration of the Sovereign Deferral Period or does not request a deferral, then Sovereign and Santander shall negotiate on an exclusive basis for a period of 90 days. If Sovereign and Santander reach an agreement (a “Third Period Accepted Acquisition Proposal”), then Sovereign shall take certain steps (including convening a stockholders meeting) and certain conditions must be satisfied (such as a Majority of the Minority Vote) in order to consummate such transaction. If, during such 90-day period, Sovereign and Santander are not able to reach such an agreement, then Sovereign shall either conduct the appraisal process or the third-party market check described above in an effort to reach an agreement. If at the conclusion of such process, Santander agrees to pay the price determined through the appraisal process or the third-party market check, as applicable, then Sovereign will enter into an agreement with respect to the acquisition at that price and take certain actions to support the transaction, including calling a shareholder meeting. Any such agreement will be subject to a vote of the majority of the shareholders unaffiliated with Santander.
          Notwithstanding the foregoing, Sovereign shall have a right at any time during the Third Standstill Period to initiate a process intended to lead to an Acquisition Proposal by a third party. However, Sovereign must first deliver to Santander a written notice inviting Santander to make a 100% Acquisition Proposal (after receipt of which Santander will have the same deferral rights to delay any such proposal for a period of up to 270 days (the “Santander Deferral Period”)). If Santander makes a 100% Acquisition Proposal within 10 days after the end of the Santander Deferral Period or if Santander does not elect to defer following receipt of notice and makes a 100% Acquisition Proposal within 10 days of such notice, Sovereign must follow the procedures outlined above before soliciting any third party proposals or taking certain defensive actions.
          If Sovereign receives an Unsolicited Acquisition Proposal at any time before (x) Santander makes an 100% Acquisition Proposal permitted during the Third Standstill Period (taking into account any deferral rights) or (y) Sovereign delivers a notice that it intends to initiate a process, then Sovereign shall notify Santander in writing and, if within 10 days of receipt of such notice Santander submits a 100% Acquisition Proposal, complete the exclusive negotiation, appraisal and third-party market check procedures described above in an effort to agree to acceptable terms for a Third Period Accepted Acquisition Proposal before soliciting any third party proposals or taking certain defensive actions.

Post Acquisition Obligations of Santander
          From the period following an acquisition of Sovereign by Santander until such time that Santander no longer owns at least a majority of our Voting Securities or Santander’s representatives no longer constitute a majority of the members of the Board, Santander is subject to certain continuing obligations. In order to enforce these obligations, Sovereign and Santander are required to form a nonprofit corporation (the “Nonprofit Corporation”), which will have a board (the “Nonprofit Board”) consisting of three individuals designated by members of our Board at the time of the formation of the Nonprofit Corporation (provided that no Sovereign Board member or officer of Sovereign or Sovereign Bank at any time from the date of the Investment Agreement through the date of the consummation of the acquisition by Santander will be eligible). Sovereign is also required to contractually indemnify members of the Nonprofit Board to the fullest extent permitted by applicable law, provide or reimburse (at its option) the Nonprofit Corporation for providing appropriate insurance for such members’ benefit to the extent available on commercially reasonable terms, and advance and reimburse funds to the Nonprofit Corporation to cover reasonable out of pocket costs of enforcing the covenants and reasonable compensation of the Nonprofit Board.
          Sovereign Headquarters
          Sovereign will maintain its headquarters where currently located or at another location mutually agreed with Santander until at least the earlier of (a) the date Santander acquires all the Voting Securities, (b) the date the Investment Agreement terminates or (c) a Change in Control of Sovereign occurs (other than as a result of an acquisition by Santander). In addition, if Santander acquires 100% of the Voting Securities, then Santander agrees to maintain the current headquarters where presently located or in another location reasonably acceptable to the Nonprofit Corporation for a period of five years after completion of the acquisition.
          Exclusive Acquisition Vehicle
          Santander will contribute to Sovereign any businesses in the U.S. that it may acquire following the Closing Date to the 10 year anniversary of its acquisition of 100% of the Voting Securities (provided that there are no material adverse tax consequences).
Sovereign’s Right of First Offer and Right of Last Look
          If, at any time following the Sale Restriction Termination Date, Santander desires to Transfer any shares of common stock to a person listed on the prohibited purchaser list, Santander will give notice to Sovereign setting forth material terms sought by Santander. Sovereign shall have a 30-day period (the “Offer Period”) in which to accept such offer to purchase all such shares. Upon the earlier to occur of (i) full rejection of the offer by Sovereign, (ii) the expiration of the Offer Period without Sovereign electing to purchase such shares and (iii) the failure to obtain any required consent or regulatory approval within 150 days of full acceptance of the offer, Santander shall have a 60-day period during which to effect a Transfer on substantially the same or more favorable (as to Santander) terms.
          Moreover, if Santander knows or has reason to know that after giving effect to such sale that the purchaser will have Beneficial Ownership of more than 5% of the Voting Securities, then before consummating any such sale, Santander will give Sovereign a second right to purchase such offered securities in accordance with certain detailed procedures enumerated in the Agreement.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated herein by reference to the sections captioned “Election of Directors- Independence Directors and Certain Relationships” and “Additional Information Regarding Directors and Officers- Loans to Directors and Officers; Other Related Party Transactions and Policies and Procedures” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item with respect to principal accountant fees and services, is incorporated herein by reference to the section titled “Principal Accountant Fees and Services” of Sovereign’s Proxy Statement.

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
(b) Exhibits.

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Registration Statement on Form S-8, SEC File No. 333-134976.)

(3.2)	By-Laws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Registration Statement on Form S-3ASR, SEC File No. 333-133514.)

(4.1)	Sovereign Bancorp, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies to the Commission on request.

(10.1)	Sovereign Bancorp, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit “C” to Sovereign’s definitive proxy statement, SEC File No. 001-16581, dated March 22, 2004.)

(10.2)	Employment Agreement dated as of March 1, 1997, between Sovereign Bancorp, Inc., Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q/A, SEC File No. 000-16533, for the fiscal quarter ended March 31, 1997.)

(10.3)	Retirement-Resignation and Transition Agreement, effective October 10, 2006, between Sovereign Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 of Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed October 13, 2006.)

(10.4)	Employment Agreement, dated as of September 25, 1997, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Annual Report on Form 10-K, SEC File No. 000-16533, for the fiscal year ended December 31, 1997.)

(10.5)	Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.2 of Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed December 21, 2006.)

(10.6)	Second Amended and Restated Rights Agreement, (the “Rights Agreement”), dated as of January 19, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 of Sovereign’s Current Report on Form 8-K/A No. 3, SEC File No. 001-16581, filed January 24, 2005.)

(10.7)	Amendment to the Rights Agreement, dated as of October 24, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-K/A No. 4, SEC File No. 001-16581, filed on October 28, 2005.)

(10.8)	Form of Rights Certificate. (Incorporated by reference to Exhibit B to the Rights Agreement.) Pursuant to the Rights Agreement, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement).

(10.9)	Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan.

(10.10)	Sovereign Bancorp, Inc. 1993 Stock Option Plan (the “1993 Plan”).

(10.11)	Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement, SEC File No. 333-32109, dated March 16, 1998.)

(10.12)	Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”).

(10.13)	Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2002.)

(10.14)	Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 14, 2006.)

(10.15)	Amendment #2 to Employment Agreement, dated as of October 10, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 14, 2006.)

(10.16)	Employment Agreement dated as of May 20, 2005, between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K/A, SEC File No. 001-16581, filed on May 20, 2005.)

(10.17)	Agreement to Amend dated May 30, 2006, between Sovereign Bancorp, Inc. and Mark R McCollom.

(10.18)	Employment Agreement dated as of September 16, 2002, between Sovereign Bancorp, Inc. and James J. Lynch. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the fiscal quarter ended September 30, 2002.)

(10.19)	Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and James J. Lynch.

(10.20)	Change in Control Agreement, dated January 1, 2001, between Sovereign Bancorp, Inc. and M. Robert Rose. On February 13, 2007, Sovereign’s Board of Directors took action to provide that the period described in Section 2(a) of this Agreement will in no event expire before December 31, 2007.

(10.21)	Sovereign Bancorp, Inc. 2001 Stock Incentive Plan (the “2001 Plan”).

(10.22)	Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan.

(10.23)	Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan (the “2004 Plan”).

(10.24)	Form of Incentive Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.25)	Form of Nonqualified Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.26)	Form of Restricted Stock Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.27)	Form of Incentive Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.28)	Form of Nonqualified Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.6 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.29)	Form of Restricted Stock Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.30)	Form of Nonqualified Stock Option Agreement under the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.31)	Form of Incentive Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.9 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.32)	Form of Nonqualified Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.10 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.33)	Form of Incentive Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.11 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.34)	Form of Nonqualified Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.12 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.35)	Form of Incentive Stock Option Agreement under the Sovereign Bancorp, Inc. 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.36)	Sovereign Bancorp, Inc. 2007 Deferred Compensation Plan.

(10.37)	Sovereign Bancorp, Inc. 2006 Leaders Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 22, 2006.)

(10.38)	Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”) between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed October 27, 2005.)

(10.39)	Amendment to Investment Agreement, made as of November 22, 2005, between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 23, 2005.)

(10.40)	Second Amendment to Investment Agreement, dated as of May 31, 2006, between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed June 6, 2006.)

(10.41)	Voting Trust Agreement, dated as of May 31, 2006, by and among Banco Santander Central Hispano, S.A., Sovereign Bancorp, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 5 to Santander’s Schedule 13D filed June 9, 2006.)

(10.42)	Settlement Agreement, dated as of March 22, 2006, by and among Relational Holdings LLC, Relational Group LLC, Relational Investors LLC, Ralph W. Whitworth, David H. Batchelder, certain investor partnerships controlled by Relational Investors LLC, and Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed March 24, 2006.)

(21)	Subsidiaries of Registrant.

(23.1)	Consent of Ernst & Young LLP.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sovereign Bancorp, Inc.
(Registrant)
March 1, 2007

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emilio Botin Emilio Botin	Director	March 1, 2007

/s/ P. Michael Ehlerman P. Michael Ehlerman	Chairman of the Board and Director	March 1, 2007

/s/ Marian L. Heard Marian L. Heard	Director	March 1, 2007

/s/ Andrew C. Hove, Jr. Andrew C. Hove, Jr.	Director	March 1, 2007

/s/ William J. Moran William J. Moran	Director	March 1, 2007

/s/ Maria F. Ramirez Maria F. Ramirez	Director	March 1, 2007

Signature	Title	Date

/s/ Ralph W. Whitworth Ralph W. Whitworth	Director	March 1, 2007

/s/ Joseph P. Campanelli Joseph P. Campanelli	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Cameron C. Troilo, Sr. Cameron C. Troilo, Sr.	Director	March 1, 2007

/s/ Mark R. McCollom Mark R. McCollom	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 1, 2007

/s/ Thomas D. Cestare Thomas D. Cestare	Chief Accounting Officer and Executive Vice President (Principal Accounting Officer)	March 1, 2007