Form 10-Q
period 2007-03-31
SOVEREIGN BANCORP INC
filed 2007-05-10
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended March 31, 2007
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
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐.      No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock (no par value)	476,932,400 shares

FORWARD LOOKING STATEMENTS
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2006 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the disclosure communications by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
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
     These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). The following factors, among others, could cause Sovereign’s financial performance to differ materially from its goals, plans, objectives, intentions, expectations, forecasts and projections (and the underlying assumptions) expressed in the forward-looking statements:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes may occur in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	Sovereign’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel Sovereign acquires into its operations and its ability to realize related revenue synergies and cost savings within expected time frames;

FORWARD LOOKING STATEMENTS
(continued)
•	the possibility that expected merger-related charges are materially greater than forecasted or that final purchase price allocations based on fair value of the acquired assets and liabilities at acquisition date and related adjustments to yield and/or amortization of the acquired assets and liabilities are materially different from those forecasted;

•	deposit attrition, customer loss, revenue loss and business disruption following Sovereign’s acquisitions, including adverse effects on relationships with employees may be greater than expected;

•	the implementation of cost savings initiatives may take longer to implement, or may cost more to implement than anticipated;

•	the implementation of cost savings initiatives may have unintended impacts on our ability to attract and retain businesses and customers;

•	revenue enhancement ideas may not be successful in the marketplace or may result in unintended costs;

•	assumed attrition required to achieve workforce reductions may not come in the right place or at the right times to meet planned goals;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations, policies and practices concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	if Sovereign acquires companies with weak internal controls, it will take time to get the acquired companies up to the same level of operating effectiveness as Sovereign’s internal control structure. Sovereign’s inability to address these risks could negatively affect Sovereign’s operating results; and

•	Sovereign’s success in managing the risks involved in the foregoing.
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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2007 and December 31, 2006	5
Consolidated Statements of Operations for the three-month periods ended March 31, 2007 and 2006	6-7
Consolidated Statement of Stockholders’ Equity for the three-month period ended March 31, 2007	8
Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2006	9-10
Notes to Consolidated Financial Statements	11-30
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-53
Item 3. Quantitative and Qualitative Disclosures About Market Risk	54
Item 4. Controls and Procedures	54
PART II. OTHER INFORMATION
1. Legal Proceedings	55
1A. Risk Factors	55
Item 5. Other information	55
Item 6. Exhibits	56
SIGNATURES	57
EXHIBITS INDEX	58
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
Amended and Restated Articles of Incorporation
Bylaws of Sovereign Bancorp, Inc.
Certification pursuant to Rule 13a-14(a)
Certification pursuant to Rule 13a-14(a)
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,669,623	$1,804,117
Investment securities:
Available-for-sale	13,640,209	13,874,628
Other investments	703,738	1,003,012
Loans held for investment	55,722,849	54,976,675
Allowance for loan losses	(487,286)	(471,030)

Net loans	55,235,563	54,505,645

Loans held for sale	402,648	7,611,921
Premises and equipment	588,695	605,707
Accrued interest receivable	363,013	422,901
Goodwill	5,006,290	5,005,185
Core deposit intangibles and other intangibles, net of accumulated amortization of $662,471 and $629,218 at March 31, 2007 and December 31, 2006, respectively	465,421	498,420
Bank owned life insurance	1,745,145	1,725,222
Other assets	2,373,220	2,585,091

TOTAL ASSETS	$82,193,565	$89,641,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$52,562,957	$52,384,554
Borrowings and other debt obligations	19,162,252	26,849,717
Advance payments by borrowers for taxes and insurance	119,478	98,041
Other liabilities	1,497,096	1,508,753

TOTAL LIABILITIES	73,341,783	80,841,065

Minority interests	156,896	156,385

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 479,861,728 shares issued at March 31, 2007 and 479,228,330 shares issued at December 31, 2006	6,186,470	6,183,281
Warrants and employee stock options issued	344,979	343,391
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 2,760,133 shares at March 31, 2007 and December 31, 2006	(19,019)	(19,019)
Treasury stock at cost; 1,443,928 shares at March 31, 2007 and 2,713,086 shares at December 31, 2006	(22,257)	(49,028)
Accumulated other comprehensive loss	(13,177)	(24,746)
Retained earnings	2,022,445	2,015,075

TOTAL STOCKHOLDERS’ EQUITY	8,694,886	8,644,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,193,565	$89,641,849

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2007	2006
	(in thousands, except, per share data)
INTEREST INCOME:
Interest-earning deposits	$6,236	$2,116
Investment securities:
Available-for-sale	189,835	90,095
Held-to-maturity	—	53,553
Other investments	14,301	5,603
Interest on loans	1,016,967	688,166

TOTAL INTEREST INCOME	1,227,339	839,533

INTEREST EXPENSE:
Deposits and customer accounts	413,251	231,837
Borrowings and other debt obligations	326,235	203,738

TOTAL INTEREST EXPENSE	739,486	435,575

NET INTEREST INCOME	487,853	403,958
Provision for credit losses	46,000	29,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	441,853	374,958

NON-INTEREST INCOME:
Consumer banking fees	68,014	60,798
Commercial banking fees	49,408	39,016
Mortgage banking (loss) / income	(107,205)	12,992
Capital markets revenue	5,689	3,889
Bank owned life insurance	20,509	11,327
Miscellaneous income	9,467	6,319

TOTAL FEES AND OTHER INCOME	45,882	134,341
Net gain on investment securities	970	—

TOTAL NON-INTEREST INCOME	46,852	134,341

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	173,796	143,778
Occupancy and equipment expenses	80,519	64,193
Technology expense	23,336	21,566
Outside services	15,278	14,755
Marketing expense	8,832	10,222
Other administrative expenses	28,235	25,465

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	329,996	279,979

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2007	2006
	(in thousands, except, per share data)
OTHER EXPENSES:
Amortization of intangibles	$33,253	$17,219
Minority interest expense	5,366	5,992
Merger-related and integration charges (reversal)	2,076	(2,798)
Equity method investments	13,049	10,042
Restructuring, other employee severance and debt repurchase charges	20,032	—
ESOP expense related to freezing of plan	43,385	—
Proxy and related professional (recoveries) / fees	(391)	14,337

TOTAL OTHER EXPENSES	116,770	44,792

INCOME BEFORE INCOME TAXES	41,939	184,528
Income tax (benefit) / provision	(6,120)	43,130

NET INCOME	$48,059	$141,398

EARNINGS PER SHARE:
Basic	$0.09	$0.38

Diluted	$0.09	$0.36

DIVIDENDS DECLARED PER COMMON SHARE	$0.080	$0.060

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007
(Unaudited)
(in thousands)

					Unallocated
	Common				Common		Accumulated		Total
	Shares			Warrants	Stock		Other		Stock-
	Out-	Preferred	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive income:

Net income	—	—	—	—	—	—	—	48,059	48,059
Change in unrealized gain/loss, net of tax:

Investment securities available for sale	—	—	—	—	—	—	17,220	—	17,220

Pension liabilities	—	—	—	—	—	—	117	—	117

Cash flow hedge derivative financial instruments	—	—	—	—	—	—	(5,768)	—	(5,768)

Total comprehensive income									59,628

Stock issued in connection with employee benefit and incentive compensation plans	1,896	—	(3,514)	(101)	—	33,364	—	—	29,749

Employee stock options earned	—	—	—	1,689	—	—	—	—	1,689
Dividends paid on common stock	—	—	—	—	—	—	—	(37,991)	(37,991)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(3,650)	(3,650)
Cumulative transition adjustment related to the Adoption of FIN 48	—	—	—	—	—	—	—	952	952

Issuance of common stock	264	—	6,703	—	—	—	—	—	6,703

Stock repurchased	(258)	—	—	—	—	(6,593)	—	—	(6,593)

Balance, March 31, 2007	475,657	$195,445	$6,186,470	$344,979	$(19,019)	$(22,257)	$(13,177)	$2,022,445	$8,694,886

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,059	$141,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,000	29,000
Depreciation and amortization	67,241	40,397
Net amortization/accretion of investment securities and loan premiums and discounts	9,854	27,415
Net loss/(gain) on sale of loans	20,623	(9,504)
Net (gain)/loss on investment securities	(970)	—
Net (gain)/loss on real estate owned and premises and equipment	333	972
Stock-based compensation	7,023	7,316
Origination and purchases of loans held for sale, net of repayments	(929,634)	(506,927)
Proceeds from sales of loans held for sale	938,488	313,638
Net change in:
Accrued interest receivable	59,888	10,957
Other assets and bank owned life insurance	172,124	(34,948)
Other liabilities	(13,016)	(54,679)

Net cash provided by/(used in) operating activities	426,013	(34,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	74,506	17,055
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,300,628	175,903
Held-to-maturity	—	93,604
Net change in other short-term investments	(34,245)	(103,237)
Purchases of available-for-sale investment securities	(2,783,048)	(9,308)
Purchases of held-to-maturity investment securities	—	(380,662)
Proceeds from sales of loans	7,847,497	2,267,839
Purchase of loans	(4,020)	(2,687,847)
Net change in loans other than purchases and sales	(1,438,948)	(791,159)
Proceeds from sales of premises and equipment	8,955	1,558
Purchases of premises and equipment	(14,587)	(15,779)
Proceeds from sales of real estate owned	3,667	1,019

Net cash (provided by)/used in investing activities	6,960,405	(1,431,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	175,150	843,146
Net increase/(decrease) in borrowings	(7,888,686)	494,614
Proceeds from senior notes and credit facility	400,000	—
Repayments of borrowings and other debt obligations	(200,000)	—
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	21,437	11,079
Cash dividends paid to preferred stockholders	(3,650)	—
Cash dividends paid to common stockholders	(37,992)	(21,575)
Proceeds from issuance of common stock, net of transaction costs	6,868	3,766
Treasury stock repurchases, net of proceeds	5,961	460

Net cash (provided by)/used in financing activities	(7,520,912)	1,331,490

Net change in cash and cash equivalents	(134,494)	(134,489)
Cash and cash equivalents at beginning of period	1,804,117	1,131,936

Cash and cash equivalents at end of period	$1,669,623	$997,447

	Three-Month Period
	Ended March 31,
	2007	2006
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$5,567	$815
Interest paid	$774,148	$420,821
     Non cash transactions: In the first quarter of 2007, Sovereign reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loan held for investment portfolio. See Note 4 for further discussion.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Independence Community Bank Corp., and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
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
(2) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method, the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance is calculated under the if-converted method. The Company’s weighted average shares outstanding used in the computation of earnings per share for the three-month period ended March 31, 2006 were restated after giving retroactive effect to a 5% stock dividend to shareholders of record on June 15, 2006.
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period
	Ended March 31,
	2007	2006
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$48,059	$141,398
Less preferred dividend	(3,650)	—

Net income available to common stockholders	44,409	141,398
Contingently convertible trust preferred interest expense, net of tax (1)	—	6,327

Net income for diluted EPS available to common stockholders	$44,409	$147,725

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	475,115	376,877
Dilutive effect of:
Warrants (1)	—	27,417
Stock options (1)	—	6,073

Weighted average diluted shares	475,115	410,367

EARNINGS PER SHARE:
Basic	$0.09	$0.38
Diluted	$0.09	$0.36

(1)	These items were excluded from diluted earnings per share for the three-month period ended March 31, 2007 since the result would have been anti-dilutive.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	March 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$376,696	$68	$83	$376,681
Debentures of FHLB, FNMA, and FHLMC	242,289	3,707	678	245,318
Corporate debt and asset-backed securities	948,303	209	7,001	941,511
Equity securities (1)	819,878	68,535	—	888,413
State and municipal securities	2,509,463	37,930	4,428	2,542,965
Mortgage-backed securities:
U.S. government agencies	267,313	1,248	86	268,475
FHLMC and FNMA debt securities	3,989,644	16,089	4,024	4,001,709
Non-agency securities	4,401,656	17,598	44,117	4,375,137

Total investment securities available-for-sale	$13,555,242	$145,384	$60,417	$13,640,209

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$1,561,685	$38	$878	$1,560,845
Debentures of FHLB, FNMA, and FHLMC	242,248	3,001	1,149	244,100
Corporate debt and asset-backed securities	953,374	3,443	6,315	950,502
Equity securities (1)	893,627	48,491	—	942,118
State and municipal securities	2,510,975	45,325	1,494	2,554,806
Mortgage-backed securities:
U.S. government agencies	45,400	765	105	46,060
FHLMC and FNMA debt securities	3,598,731	12,088	5,185	3,605,634
Non-agency securities	4,009,789	13,139	52,365	3,970,563

Total investment securities available-for-sale	$13,815,829	$126,290	$67,491	$13,874,628

(1) Equity securities consist principally of preferred stock of FHLMC and FNMA.
     Investment securities available for sale with an estimated fair value of $9.3 billion and $9.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at March 31, 2007 and December 31, 2006, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the age of gross unrealized losses in Sovereign’s total investment portfolio as of March 31, 2007 and December 31, 2006 (in thousands):

	At March 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$18,437	$(10)	$16,013	$(73)	$34,450	$(83)
Debentures of FHLB, FNMA and FHLMC	—	—	101,660	(678)	101,660	(678)
Corporate debt and asset-backed securities	646,673	(5,698)	61,795	(1,303)	708,468	(7,001)
State and municipal securities	622,180	(4,261)	21,178	(167)	643,358	(4,428)
Mortgage-backed Securities:
U.S. government agencies	238	(6)	2,203	(80)	2,441	(86)
FHLMC and FNMA debt securities	523,606	(584)	119,695	(3,440)	643,301	(4,024)
Non-agency securities	542,199	(1,296)	1,724,170	(42,821)	2,266,369	(44,117)

Total investment securities available-for-sale	$2,353,333	$(11,855)	$2,046,714	$(48,562)	$4,400,047	$(60,417)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$1,495,712	$(733)	$15,995	$(145)	$1,511,707	$(878)
Debentures of FHLB, FNMA and FHLMC	—	—	101,341	(1,149)	101,341	(1,149)
Corporate debt and asset-backed securities	446,261	(4,014)	61,820	(2,301)	508,081	(6,315)
State and municipal securities	247,409	(1,312)	21,239	(182)	268,648	(1,494)
Mortgage-backed Securities:
U.S. government agencies	219	(8)	2,258	(97)	2,477	(105)
FHLMC and FNMA debt securities	641,851	(1,009)	126,193	(4,176)	768,044	(5,185)
Non-agency securities	456,897	(1,703)	1,962,694	(50,662)	2,419,591	(52,365)

Total investment securities available-for-sale	$3,288,349	$(8,779)	$2,291,540	$(58,712)	$5,579,889	$(67,491)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of March 31, 2007, management has concluded that the unrealized losses above on its investment securities (which totaled 213 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
(4) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate loans	$11,584,728	20.8%	$11,514,983	21.0%
Commercial and industrial loans	12,805,152	23.0	11,561,183	21.0
Multifamily loans	4,643,689	8.3	5,621,429	10.2
Other	552,691	1.0	1,518,603	2.8

Total commercial loans held for investment	29,586,260	53.1	30,216,198	55.0

Residential mortgages	14,266,675	25.6	14,316,168	26.0
Home equity loans and lines of credit	5,932,136	10.7	5,176,346	9.4

Total consumer loans secured by real estate	20,198,811	36.3	19,492,514	35.4

Auto loans	5,526,953	9.9	4,848,204	8.8
Other	410,825	0.7	419,759	0.8

Total consumer loans held for investment	26,136,589	46.9	24,760,477	45.0

Total loans held for investment (1)	$55,722,849	100.0%	$54,976,675	100.0%

Total loans held for investment with:
Fixed rate	$32,949,098	59.1%	$32,321,464	58.8%
Variable rate	22,773,751	40.9	22,655,211	41.2

Total loans held for investment (1)	$55,722,849	100.0%	$54,976,675	100.0%

(1)	Loans held for investment total includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $241.5 million and an increase of $258.4 million at March 31, 2007 and December 31, 2006, respectively. Loans pledged as collateral totaled $14.9 billion and $17.7 billion at March 31, 2007 and December 31, 2006, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) LOANS (continued)
     The following table presents the composition of the loan held for sale portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial	$103,613	25.7%	$109,123	1.4%
Multifamily	162,339	40.4	147,022	1.9
Residential mortgages	136,696	33.9	3,088,562	40.6
Home equity loans and lines of credit	—	—	4,267,214	56.1

Total loans held for sale	$402,648	100.0%	$7,611,921	100.0%

Total loans held for sale with:
Fixed rate	$299,035	74.3%	$7,395,494	97.2%
Variable rate	103,613	25.7	216,427	2.8

Total loans held for sale	$402,648	100.0%	$7,611,921	100.0%

     At the end of the first quarter, Sovereign transferred back into its loan portfolio $658 million of correspondent home equity loans that had been previously classified as held for sale. Due to illiquid market conditions for non prime loans, the Company decided not to sell these loans and to hold them for investment. Before transferring these loans back into the held for investment loan portfolio, Sovereign marked this portfolio to market as of March 31, 2007 utilizing a discounted cash flow model. The discounted cash flow model takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates. As a result, Sovereign wrote down this loan portfolio by $84.2 million via a reduction to mortgage banking revenues during the three-month period ended March 31, 2007.
(5) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	March 31, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,420,046	12%	—%	$6,577,585	12%	—%
NOW accounts	6,159,701	12	1.11	6,333,667	12	1.24
Wholesale NOW	5,856,899	11	5.08	4,293,055	8	4.96
Customer repurchase agreements	1,462,288	3	4.35	1,487,251	3	4.67
Savings accounts	4,558,367	9	0.65	4,637,346	9	0.65
Money market accounts	9,452,904	18	3.38	8,875,353	17	3.17
Wholesale money market accounts	3,090,988	6	5.51	4,116,417	8	5.51
Certificates of deposit	11,146,958	21	4.53	11,338,935	22	4.45
Wholesale certificates of deposit	4,414,806	8	5.29	4,724,945	9	5.14

Total deposits	$52,562,957	100%	3.21%	$52,384,554	100%	3.14%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2007		December 31, 2006
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$200,499	3.85%	$199,671	3.85%
Fed funds purchased	200,000	5.31	1,700,000	5.22
FHLB advances	13,175,179	4.79	19,563,985	4.81
Asset-backed floating rate notes and secured financings	1,971,000	3.55	1,971,000	3.58
Subordinated notes	1,141,816	4.67	1,139,511	4.68
Holding company borrowings and other debt obligations:
Senior notes	1,040,419	5.25	740,334	5.13
Junior subordinated debentures due to Capital Trust Entities	1,433,339	7.55	1,535,216	7.65

Total borrowings and other debt obligations	$19,162,252	4.88%	$26,849,717	4.90%

     As more fully discussed in our 2006 Form 10-K, Sovereign restructured its balance sheet in order to improve its capital position. In the first quarter Sovereign sold $8.0 billion of low margin and/or higher credit risk assets and utilized the proceeds to reduce higher cost borrowing obligations.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 3.59%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
     On March 23, 2007, Sovereign issued $300 million of 3 year, floating rate Senior notes. The floating rate notes bear interest at a rate of 3 month LIBOR plus 23 basis points (adjusted quarterly) and mature on March 23, 2010. The notes are not redeemable at Sovereign’s option nor are they repayable prior to maturity at the option of the holders. The proceeds of the offering were used for general corporate purposes.
     On January 30, 2007, Sovereign redeemed $100 million of 8.75% Trust Preferred III Securities which were due on December 31, 2031. In connection with the redemption, Sovereign recorded a $465 thousand debt extinguishment charge. Sovereign redeemed this liability as alternative lower cost sources of funding were available.
     In the first quarter of 2007, Sovereign renegotiated its $400 million, 364-day revolving line of credit at the holding company with the Bank of Scotland. This line of credit has now been separated into two $200 million lines with maturity dates of August 28, 2007 and February 27, 2008 at libor plus 60 basis points.
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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the quarters ended March 31, 2007 and 2006, hedge ineffectiveness income / (loss) of $(0.6) million and $0.6 million, respectively, was recorded in earnings associated with fair value hedges.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the three months ended March 31, 2007 and 2006, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. During the first quarter of 2007, Sovereign terminated $3.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $3.2 billion of borrowings, resulting in a net after-tax gain of $1.6 million. The gain will continue to be deferred in accumulated other comprehensive income (AOCI) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments originally hedged will not occur, in which case the losses in AOCI will be recognized immediately. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three months ended March 31, 2007 or 2006 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of March 31, 2007, Sovereign expects approximately $12.8 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at March 31, 2007 and December 31, 2006 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2007
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,284,000	$—	$17,095	4.21%	5.24%	1.6
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	4,900,000	7,669	49,473	5.35%	5.15%	2.8

Total derivatives used in SFAS 133 hedging relationships	$6,184,000	$7,669	$66,568	5.12%	5.17%	2.5

December 31, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,344,000	$—	$22,806	4.16%	5.25%	1.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	8,500,000	19,174	45,842	5.37%	5.09%	2.4

Total derivatives used in SFAS 133 hedging relationships	$9,844,000	$19,174	$68,648	5.20%	5.11%	2.3

Summary information regarding other derivative activities at March 31, 2007 and December 31, 2006 follows (in thousands):

	March 31,	December 31,
	2007	2006
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(2,879)	$304
Interest rate lock commitments	345	(11)

Total mortgage banking risk management	(2,534)	293

Swaps receive fixed	17,071	2,380
Swaps pay fixed	13,504	26,431
Market value hedge	1,353	1,490

Net customer related interest rate hedges	31,928	30,301

Precious metals forward sale agreements	(12,916)	(11,763)
Precious metals forward arrangements	12,997	12,039
Foreign exchange	864	(89)

Total activity	$30,339	$30,781

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the three months ended March 31, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2007	March 31, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $17.1 million and an increase to other liabilities of $17.1 million.	Resulted in a decrease of net interest income of $3.5 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $7.7 million and $49.5 million, respectively, and decrease to deferred taxes and stockholders’ equity of $15.2 million and $26.7 million, respectively.	Resulted in an increase in net interest income of $4.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $2.9 million.	Decrease to mortgage banking revenues of $6.5 million.

Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Increase to mortgage banking revenues of $0.4 million.

Net customer related hedges	Increase to other assets of $31.9 million.	Decrease in capital markets revenue of $4.3 million.

Forward commitments to sell precious metals inventory, net	Increase to other assets of $81 thousand.	Decrease to commercial banking fees of $0.2 million.

Foreign exchange	Increase to other assets of $0.9 million.	Increase to commercial banking revenues of $1.0 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2006 and for the three months ended March 31, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Three-Months Ended
Derivative Activity	December 31, 2006	March 31, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.8 million and an increase to other liabilities of $22.8 million.	Resulted in a decrease of net interest income of $4.7 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $19.2 million and $45.8 million, respectively, and a decrease to deferred taxes and stockholders’ equity of $9.3 million and $17.3 million, respectively.	Resulted in a decrease in net interest income of $0.9 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $0.3 million.	Increase to mortgage banking revenues of $2.0 million.

Interest rate lock commitments	Decrease to mortgage loans of $11 thousand.	Increase to mortgage banking revenues of $0.5 million.

Net customer related swaps	Increase to other assets of $30.3 million.	Increase in capital markets revenue of $0.8 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other assets of $0.3 million.	Decrease to commercial banking fees of $3.6 million.

Foreign exchange	Increase to other liabilities of $90 thousand.	Increase to commercial banking revenues of $0.1 million.
     Net interest income resulting from interest rate exchange agreements included $108.4 million of income and $112.1 million of expense for the three-month period ended March 31, 2007 compared with $52.6 million of income and $58.1 million of expense for the corresponding period in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $3.2 million for the three months ended March 31, 2007, compared with $2.5 million for the three months ended March 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period
	Ended March 31,
	2007	2006
Net income	$48,059	$141,398
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(8,715)	15,575
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	17,838	(59,587)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,947)	(3,050)
Pensions	(117)	—
Investments available-for-sale	618	—

Comprehensive income	$59,628	$100,436

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized gains on securities of $55.5 million, net accumulated losses on unfunded pension liabilities of $6.0 million and net accumulated losses on derivatives of $62.7 million at March 31, 2007 and net unrealized gains on securities of $38.3 million, net accumulated losses on unfunded pension liabilities of $6.1 million and net accumulated losses on derivatives of $56.9 million at December 31, 2006.
(9) MORTGAGE SERVICING RIGHTS
     Sovereign adopted SFAS No. 156, “Accounting for Servicing of Financial Assets” and elected to continue to account for mortgage servicing rights as required under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and for purposes of determining impairment, the mortgage servicing rights are stratified by certain risk characteristics and underlying loan strata that include, but are not limited to, interest rate bands, and further into residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular strata, the valuation allowance is reduced with an offsetting credit to income.
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
     At March 31, 2007 and December 31, 2006, Sovereign serviced residential real estate loans for the benefit of others totaling $9.6 billion and $9.2 billion, respectively. The fair value of the servicing portfolio at March 31, 2007 and December 31, 2006 was $129.0 million and $123.1 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights (in thousands).

Gross balance as of December 31, 2006	$118,638
Mortgage servicing assets recognized	15,047
Amortization	(9,482)
Write-off of servicing assets	(72)

Gross balance at March 31, 2007	124,131
Valuation allowance	(1,150)

Balance as March 31, 2007	$122,981

     SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(9) MORTGAGE SERVICING RIGHTS (continued)
     The fair value of our mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the discounted cash flow model.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2007	December 31, 2006	March 31, 2006
CPR speed	14.81%	14.23%	11.75%
Escrow credit spread	4.96%	4.85%	4.37%
A valuation allowance is established for the excess of the cost of each mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2007 consisted of the following (in thousands):

Balance as of December 31, 2006	$1,222
Write-offs of reserves	(72)

Balance as March 31, 2007	$1,150

     For the three-month period ended March 31, 2007 and 2006, mortgage servicing fee income was $9.2 million and $5.6 million, respectively. Sovereign has (losses)/gains on the sale of mortgage loans, multifamily loans and home equity loans of $(107.1) million and $9.8 million for the three-month period ended March 31, 2007 and 2006, respectively. The loss recorded in 2007 is a result of a $119.9 million charge recorded on the correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. As discussed previously, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from increases in delinquencies on the loan portfolio since year-end and lower pricing in the market place for non prime loans. The total charge recorded in connection with these two items was $35.7 million.
     Sovereign also originates and sells multifamily loans in the secondary market to Fannie Mae while retaining servicing. At March 31, 2007 and December 31, 2006, Sovereign serviced $9.7 billion and $8.0 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $21.8 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $1.5 million related to the multifamily loans sold to Fannie Mae for the three-month period ended March 31, 2007 and recognized servicing assets of $2.9 million during the first quarter of 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
     The following tables present certain information regarding the Company’s segments (in thousands):

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
March 31, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$75,454	155,655	$153,127	$100,237	$61,836	$(58,456)	$487,853
Fees and other income (1)	19,545	40,208	31,914	(112,355)	41,956	24,614	45,882
Provision for credit losses	3,454	3,907	3,758	18,683	16,198	—	46,000
General and administrative expenses	69,605	116,091	105,938	26,927	36,646	(25,211)	329,996
Depreciation/Amortization	2,644	4,371	4,376	8,679	2,105	45,066	67,241
Income (loss) before income taxes	21,940	75,865	75,346	(63,291)	50,862	(118,783)	41,939
Intersegment revenues (expense) (2)	46,443	167,073	50,925	(298,025)	(147,059)	180,643	—
Total average assets	$4,871,903	$6,251,398	$13,236,795	$26,544,051	$12,638,966	$24,072,559	$87,615,672

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
March 31, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$80,625	$163,275	$58,830	$86,910	$54,947	$(40,629)	$403,958
Fees and other income	19,997	40,535	12,772	15,631	31,302	14,104	134,341
Provision for credit losses	(215)	3,447	3,499	19,119	3,150	—	29,000
General and administrative expenses	67,827	118,996	36,820	36,683	29,398	(9,745)	279,979
Depreciation/Amortization	2,520	4,141	1,103	7,140	1,501	23,992	40,397
Income (loss) before income taxes	33,009	81,367	31,283	42,284	53,717	(57,132)	184,528
Intersegment revenues (expense) (2)	51,498	158,463	72,164	(249,922)	(107,854)	75,651	—
Total average assets	$4,407,775	$5,526,470	$1,609,874	$23,939,195	$10,851,401	$17,704,878	$64,039,593

(1)	As previously discussed in Note 4 and Note 9, Sovereign recorded a $119.9 million charge on our correspondent home equity loan portfolio. This charge was recorded in our Shared Services Consumer segment.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) RECENT ACCOUNTING PRONOUNCEMENTS
     In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (FAS 140). This Statement permits an entity (for each class of separately recognized servicing assets and servicing liabilities) to either continue to amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. In addition, the statement clarifies when a servicer should separately recognize servicing assets and servicing liabilities, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities elected to be subsequently measured at fair value. Finally, the statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of the financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sovereign adopted this Statement on January 1, 2007 and elected to continue to account for its mortgage servicing rights as currently required by FAS 140.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157 there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007. Sovereign will adopt this interpretation on January 1, 2008.
     On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (FAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in FAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.
     The fair value option established by FAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
     FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157. Sovereign will adopt this pronouncement on January 1, 2008 and is currently evaluating whether it will elect to carry any assets or liabilities at fair value.
(12) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS
     As described more fully in its annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with FAS 140.
Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at March 31, 2007 and December 31, 2006, and the net credit losses for the three-month period ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31, 2007			December 31, 2006
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$14,474,961	$92,346	$594	$17,480,841	$101,448	$8,782
Home Equity Loans and lines of credit	6,056,459	41,293	1,958	9,574,735	125,253	448,526	(1)
Automotive Floor Plan Loans	1,407,691	—	—	1,389,164	—	—

Total Owned and Securitized	$21,939,111	$133,639	$2,552	$28,444,740	$226,701	$457,308

Less:
Securitized Mortgage Loans	$71,590	$275	$30	$76,111	$383	$17
Securitized Home Equity Loans	124,323	14,961	435	131,175	14,907	3,322
Securitized Automotive Floor Plan Loans	855,000	—	—	855,000	—	—

Total Securitized Loans	$1,050,913	$15,236	$465	$1,062,286	$15,290	$3,339

Net Loans	$20,888,198	$118,403	$2,087	$27,382,454	$211,411	$453,969

(1)	Includes charge of $382.5 million related to correspondent home equity loans classified as held for sale at December 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
     At March 31, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home Equity
		Loans &	Auto
	Mortgage	Lines of	Floor
	Loans	Credit	Plan Loans	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$—	$6,442	$6,442
Subordinated interest retained	18,833	—	43,996	62,829
Servicing rights	1,010	220	—	1,230
Interest only strips	—	6,582	1,010	7,592
Cash reserve	—	—	4,381	4,381

Total Interests that continue to be held by Sovereign	$19,843	$6,802	$55,829	$82,474

Weighted-average life (in yrs)	0.55	1.36	0.43
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%
As of December 31, 2006	40%	19%	46%
As of March 31, 2007	40%	18%	42%
Impact on fair value of 10% adverse change	$(5)	$(45)	$(82)
Impact on fair value of 20% adverse change	$(6)	$(94)	$(173)
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%
As of December 31, 2006	0.12%	1.95%	0.25%
As of March 31, 2007	0.12%	2.28%	0.25%
Impact on fair value of 10% adverse change	$(4)	$(166)	$(43)
Impact on fair value of 20% adverse change	$(8)	$(350)	$(86)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%
As of December 31, 2006	9%	12%	8%
As of March 31, 2007	9%	12%	8%
Impact on fair value of 10% adverse change	$(6)	$(92)	$(109)
Impact on fair value of 20% adverse change	$(11)	$(183)	$(217)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $164.4 million at March 31, 2007 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $47.2 million at March 31, 2007. Our investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) ADOPTION OF FASB INTERPRETATION NO. 48
     Sovereign adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. On January 1, 2007, Sovereign had unrecognized tax benefit reserves related to uncertain tax positions of $67.2 million. Of this amount, approximately $10.7 million relate to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $56.5 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
     Sovereign’s unrecognized tax benefit reserve increased $5.3 million during the first quarter to $72.5 million as a result of $5.8 million of unrecognized tax benefits related to uncertain tax positions taken during the quarter ended March 31, 2007 offset by $0.5 million reduction as a result of a lapse of applicable statute of limitations. Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the consolidated statement of operations. During the first quarter of 2007, Sovereign recognized approximately $0.8 million and for the years ended December 31, 2006, and 2005, the Company recognized approximately $1.7 million and $0.8 million in interest and penalties. The Company had approximately $4.0 million for the payment of interest and penalties accrued at March 31, 2007.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2007. Included in this examination cycle are the two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and the quarter ended March 31, 2007, Sovereign accrued an additional $87.6 million and $21.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $54.7 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 — 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2006.

Related party loans at December 31, 2006	$59,777
Loan fundings	8,959
Resignation of executive officers	(1,250)
Loan repayments	(1,685)

Related party loan balance at March 31, 2007	$65,801

     Related party loans at March 31, 2007 included commercial loans to affiliated businesses of directors of Sovereign Bank totaling $51.8 million compared with $44.6 million at December 31, 2006. Related party loans also included commercial loans to affiliated businesses of directors of Sovereign Bancorp which totaled $10.4 million at March 31, 2007 and December 31, 2006.
     Related party loans at March 31, 2007 and December 31, 2006 also included consumer loans secured by residential real estate of $3.6 million and $4.8 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $57.4 million and $66.5 million at March 31, 2007 and December 31, 2006, respectively. The majority of these amounts ($55.2 million and $63.4 million at March 31, 2007 and December 31, 2006) are on undrawn commercial lines of credit for affiliated businesses of individuals who are solely Directors of Sovereign Bank.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term in defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $1.6 million of income due to its investment in Meridian Capital for the three-month period ended March 31, 2007.
     As discussed in Note 16 in Sovereign’s 2006 Form 10-K, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Banco Santander Central Hispano (“Santander”), which makes Santander the largest shareholder and related party.
     In January 2006, Santander extended a total of $400 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign at any time. As of March 31, 2007, the average balance outstanding was $80.8 million, of which $36.7 million was federal funds and Eurodollar borrowings and $44.1 million was for confirmation of standby letters of credit. Sovereign Bank paid approximately $0.1 million in fees and $0.5 million in interest to Santander in the first quarter in connection with these commitments.
     In May 2006, Santander’s capital markets group, Santander Investment Securities, Inc., received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital market initiatives to fund the acquisition of Independence Community Bank Corp. on June 1, 2006. Also, per the terms of our investment agreement with Santander, Sovereign is obligated to have three Santander employees on its payroll, and Santander is obligated to have three Sovereign employees on its payroll.
     In February 2007, Sovereign entered into an agreement with Isban U.K., Ltd., a Santander Group information technology subsidiary, pursuant to which Isban will perform a review of, and recommend enhancements to, Sovereign’s banking information systems. Sovereign has agreed to pay Isban $475,000, excluding expenses, for this review.
     As discussed in Note 6, Sovereign issued $300 million of senior notes and Santander was a co-issuer of this issuance. Santander received underwriting fees of $37,500 in connection with this transaction.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) RESTRUCTURING COSTS AND OTHER CHARGES
     As more fully discussed in Sovereign’s 2006 Form 10-K, Sovereign’s management completed a comprehensive review of Sovereign’s operating cost structure in the fourth quarter of 2006. During the first quarter, Sovereign finalized a decision to close certain underperforming branch locations. The Company identified 40 locations to be either closed or consolidated. As a result, Sovereign wrote down the fair value of the fixed assets and recorded other charges at these locations of $9.1 million during the three-month period ended March 31, 2007. Sovereign anticipates additional charges of $13.1 million when it ceases using these locations in the second quarter. Sovereign terminated additional employees in the first quarter, resulting in severance charges of $7.2 million. These charges are included in restructuring, other employee severance and debt repurchase charges on the consolidated income statement and recorded in the Other segment. A rollforward of the restructuring and severance accrual is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2006	$7,043	$45,930	$5,906	$58,879
Payments	(149)	(26,520)	(2,654)	(29,323)
Charges recorded in earnings	607	7,192	2,599	10,398

Accrued at March 31, 2007	$7,501	$26,602	$5,851	$39,954

     Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter. The debt currently owed by the ESOP will be prepaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares will be allocated to participants. Sovereign recorded a non-deductible, non-cash charge of $43.4 million for the three-month period ended March 31, 2007 in connection with this action.
     Sovereign incurred pre-tax charges of $14.3 million of proxy and related professional fees in the first quarter of 2006. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational Investors LLC (“Relational”) matter. Due to the settlement with Relational, we do not anticipate any additional significant costs related to this matter.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(16) PURCHASE OF INDEPENDENCE COMMUNITY BANK CORP. (“INDEPENDENCE”)
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
     The preliminary purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. The Company is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision (dollars in millions):

Assets
Investments	$3,126.7
Loans:
Multifamily	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	371.9
Core deposit and other intangibles	394.2
Goodwill	2,282.8

Total assets	$17,106.5

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,488.8
Other liabilities (1)	586.8

Total liabilities	$17,106.5

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
     The status of reserves related to the Independence acquisition is summarized below (in thousands):

Reserve balance at December 31, 2006	$22,432
Charge recorded in earnings	2,076
Payments	(4,906)

Reserve balance at March 31, 2007	$19,602

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
     Sovereign is an $82 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions within our geographic footprint.
     We are one of the 20 largest banking institutions in the United States as measured by total assets. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; diversified loan portfolio and products; the ability to cross sell multiple product lines to our customers resulting in higher fee based revenues; and the ability to internally generate equity through earnings. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. Additionally, our operating expense levels have been higher than we desire, and we have not achieved our growth targets with respect to low cost core deposits.
     Management is in the process of implementing strategies to address these weaknesses. Now that Sovereign has successfully merged the operations and processes of Independence into Sovereign, management has completed a comprehensive review of Sovereign’s operating cost structure and established a restructuring plan, which was approved by Sovereign’s Board of Directors in the fourth quarter of 2006. The majority of this plan was executed during the fourth quarter of 2006 and the first quarter of 2007. We believe the restructuring plan focuses on a number of strategies which will help to strengthen our capital position and related capital ratios which have decreased following the Independence acquisition and improve our financial performance. Management has developed the following key initiatives to deliver improved quality of earnings, provide greater transparency and understanding of Sovereign’s businesses and strategy, and better position Sovereign for sustainable growth.
The three initiatives are to:
1. Improve productivity and expense management;
2. Improve the capital position and quality of earnings; and
3. Improve the customer experience.
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
     In mid-December, Sovereign notified approximately 360 employees that their positions had been eliminated. Additionally, we expect that approximately 400 positions will be eliminated primarily through attrition by the third quarter of 2007 and the Company does not plan on filling approximately 140 open positions. Sovereign terminated additional employees in the first quarter, resulting in severance charges of $7.2 million. We will also be closing approximately 40 underperforming branch locations during 2007. In connection with the decision to close these locations, Sovereign recorded charges of $9.1 million in the first quarter of 2007. The majority of this charge is related to writing down to fair value the fixed assets at these locations. We anticipate additional charges of approximately $13.1 million when Sovereign ceases using these locations in the second quarter. We intend to continue to make investments in our retail franchise and are targeting the opening or relocation of 18 new branch offices in 2007 and 22 new branch offices in 2008 in more desirable locations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     In order to improve our capital position, Sovereign sold approximately $8.0 billion of low margin and/or high credit risk assets and reduced our wholesale fundings significantly in the first quarter of 2007 with the proceeds from the sales. These loan sales enhanced the quality of our balance sheet, improved the quality of our earnings, and enhanced our capital ratios while repositioning Sovereign for sustainable growth in core earnings over the long-term. However, this balance sheet restructuring has resulted in Sovereign recording material charges to our earnings.
     At the end of the first quarter, Sovereign transferred back into its loan portfolio $658 million of correspondent home equity loans that had been previously classified as held for sale. Due to illiquid market conditions for non prime loans, the Company decided not to sell these loans and to hold them for investment. Before transferring these loans back into the held for investment loan portfolio, Sovereign marked this portfolio to market as of March 31, 2007 utilizing a discounted cash flow model. The discounted cash flow model takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates. As a result, Sovereign wrote down this loan portfolio by $84.2 million via a reduction to mortgage banking revenues during the three-month period ended March 31, 2007.
     In order to improve the customer experience, Sovereign’s strategy is to acquire and retain customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and service. Customer service personnel will receive refresher service training and we have migrated back to all customer service functions being domestically based. We will realign consumer and commercial infrastructure by consolidating our commercial and retail on-line banking management structure. We have also rationalized and simplified our retail deposit product set by reducing our retail checking product set in half. During 2006, Sovereign completed the branding of approximately 1,050 ATM machines in CVS Pharmacy locations in the Northeast. This more than doubled the number of branded ATM locations and provides greater convenience for our customers. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP provides approximately 200 dedicated representatives throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customers.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2006 and 2007 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities is narrow. In the first quarter of 2006, the average interest rate spread between the 2-year Treasury note and the 10-year note was negative 3 basis points and was a positive 8 basis points in the first quarter of 2007 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. As discussed in Note 6, Sovereign restructured its balance sheet and sold $8.0 billion of low margin and/or high credit risk assets. We utilized the proceeds to pay off higher cost borrowings. These actions helped increase our net interest margin during the first quarter of 2007 to 2.70% from 2.60% in the fourth quarter of 2006. A significant portion of the asset sales did not occur until late in the first quarter, and should help to improve net interest margin in future periods. However, net interest margin will also be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. We would expect to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We experienced a slight weakening in certain key credit quality performance indicators in the past quarter, however our credit quality metrics remain strong and our credit quality metrics are by historical standards very favorable. We do not expect this very favorable credit performance to continue in future periods indefinitely and would expect to see an increase in losses in future periods. We believe the sale of our correspondent home equity portfolio and the sale of certain residential mortgage loans in the first quarter has improved the overall risk profile of our portfolio. In addition to our credit risk mitigation programs, the economic conditions in our geographic footprint have been stable. We believe the credit risk within our investment portfolio is low. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations.
RESULTS OF OPERATIONS
General
     Net income was $48.1 million, or $0.09 per diluted share for the three-month period ended March 31, 2007 as compared to $141.4 million, or $0.36 per diluted share for the three-month period ended March 31, 2006.
     Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter. The debt currently owed by the ESOP will be prepaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares will be allocated to participants. Sovereign recorded a non-deductible, non-cash charge of $43.4 million for the three-month period ended March 31, 2007 in connection with this action.
     In the first quarter of 2007, Sovereign sold $2.9 billion of residential loans, $1.3 billion of multi-family loans and $3.4 billion of correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. As discussed previously, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from the deterioration of the loan portfolio since year-end and lower pricing in the market place for non prime loans. The total charge recorded in connection with these two items was $35.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2007 AND 2006
(in thousands)

	2007			2006
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$15,175,372	$230,601	6.09%	$12,715,041	$168,049	5.29%
LOANS:
Commercial loans	24,599,792	438,157	7.21%	16,884,583	290,843	6.98%
Multi-Family	5,890,879	98,783	6.72%	—	—	—%
Consumer loans
Residential mortgages	15,592,954	223,023	5.72%	12,777,623	176,652	5.53%
Home equity loans and lines of credit	9,497,940	165,351	7.04%	9,673,570	151,660	6.32%

Total consumer loans secured by real estate	25,090,894	388,374	6.22%	22,451,193	328,312	5.87%

Auto loans	5,186,143	86,142	6.74%	4,409,850	61,383	5.65%
Other	422,161	8,821	8.47%	476,946	9,185	7.81%

Total consumer	30,699,198	483,337	6.34%	27,337,989	398,880	5.87%

Total loans	61,189,869	1,020,277	6.72%	44,222,572	689,723	6.29%
Allowance for loan losses	(474,518)	—	—	(419,386)	—	—

NET LOANS	60,715,351	1,020,277	6.78%	43,803,186	689,723	6.35%

TOTAL EARNING ASSETS	75,890,723	1,250,878	6.64%	56,518,227	857,772	6.11%
Other assets	11,724,949	—	—	7,521,366	—	—

TOTAL ASSETS	$87,615,672	$1,250,878	5.75%	$64,039,593	$857,772	5.40%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$29,722,658	$225,503	3.08%	$21,753,021	$118,863	2.22%
Time deposits	15,747,878	187,747	4.84%	11,597,261	112,974	3.95%

TOTAL DEPOSITS	45,470,536	413,250	3.69%	33,350,282	231,837	2.82%

BORROWED FUNDS:
FHLB advances	18,099,582	226,035	5.04%	13,551,387	143,083	4.27%
Fed funds and repurchase agreements	1,743,010	23,229	5.40%	613,518	6,635	4.33%
Other borrowings	5,412,697	76,971	5.71%	4,415,349	54,020	4.93%

TOTAL BORROWED FUNDS	25,255,289	326,235	5.21%	18,580,254	203,738	4.43%

TOTAL FUNDING LIABILITIES	70,725,825	739,485	4.23%	51,930,536	435,575	3.39%
Demand deposit accounts	6,335,301	—	—	5,086,989	—	—
Other liabilities	1,819,565	—	—	1,125,329	—	—

TOTAL LIABILITIES	78,880,691	739,485	3.79%	58,142,854	435,575	3.03%
STOCKHOLDERS’ EQUITY	8,734,981	—	—	5,896,739	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,615,672	739,485	3.41%	$64,039,593	435,575	2.75%

NET INTEREST INCOME		$511,393			$422,197

NET INTEREST SPREAD (1)			2.41%			2.72%

NET INTEREST MARGIN (2)			2.70%			3.00%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Net Interest Income
     Net interest income for the three-month period ended March 31, 2007 was $487.9 million compared to $404.0 million for the same period in 2006. The increase in net interest income was due to growth in average interest earning assets to $75.9 billion for the three- month period ending March 31, 2007 compared to $56.5 billion for the three-month period ending March 31, 2006. This increase of $19.4 billion or 34% is due to the Independence acquisition as well as strong growth in commercial and auto loans. Offsetting this increase was a decrease in net interest margin for the three-month period ended March 31, 2007 to 2.70%, compared to the corresponding period in the prior year of 3.00%, resulting from the flattening yield curve, which became inverted during the first quarter of 2006 and whose spread has continued to remain under pressure. As previously discussed the spread between the 2-year Treasury note and the 10-year note was negative 3 basis points in the first quarter of 2006 and a positive 8 basis points in the first quarter of 2007 illustrating the relative pressure between shorter term and longer term funding costs and loan asset and investment security reinvestment opportunities. We anticipated that Sovereign’s net interest income margin will expand in the second quarter due to the previously mentioned sales of $3.4 billion of correspondent home equity loans and $1.3 billion of multi-family loans, which settled at the end of March 2007 and whose proceeds were used to pay down high cost obligations. The extent of the improvement on net interest margin will depend on several factors such as the interest rate environment and Sovereign’s ability to grow and retain low cost deposits.
     Interest on investment securities and interest earning deposits was $210.4 million for the three-month period ended March 31, 2007 compared to $151.4 million for the same period in 2006. The average balance of investment securities was $15.2 billion with an average tax equivalent yield of 6.09% for the three-month period ended March 31, 2007 compared to an average balance of $12.7 billion with an average yield of 5.29% for the same period in 2006. The increase in yield is primarily due to a rise in market interest rates and due to the investment restructuring Sovereign executed in the second and fourth quarters of 2006. The increase in average balance was due to the acquisition of Independence.
     Interest on loans was $1.0 billion for the three-month period ended March 31, 2007 compared to $688.2 million for the three-month period in 2006. The average balance of loans was $61.2 billion with an average yield of 6.72% for the three-month period ended March 31, 2007 compared to an average balance of $44.2 billion with an average yield of 6.29% for the same period in 2006. Average balances of commercial loans in 2007 increased $7.7 billion, as compared to 2006 primarily due to strong demand in our commercial loan portfolio and the impact of loans acquired from Independence. Commercial loan yields have increased 23 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages increased $2.8 billion due to loan purchases and increased origination activity as well as loans acquired from Independence. Average home equity loans and lines of credit decreased $176 million from the prior year due to Sovereign’s decision to cease purchasing correspondent home equity loans in the first quarter of 2006. Sovereign also acquired a $5.6 billion multi-family loan portfolio from Independence whose average balance totaled $5.9 billion in the three-month period ended March 31, 2007. Average balances of auto loans increased to $5.2 billion from $4.4 billion due to strong organic in-market growth and a recent decision towards the middle of 2006 to expand loan production offices in the Southeastern and Southwestern United States.
     Interest on deposits and related customer accounts was $413.3 million for the three-month period ended March 31, 2007 compared to $231.8 million for the same period in 2006. The average balance of deposits was $45.5 billion with an average cost of 3.69% for the three-month period ended March 31, 2007 compared to an average balance of $33.4 billion with an average cost of 2.82% for the same period in 2006. Additionally, the average balance of non-interest demand deposits has increased to $6.3 billion at March 31, 2007 from $5.1 billion for the same period in the prior year. The increase in the balance of deposits is primarily due to the addition of deposits in connection with the Independence acquisition. Also contributing to the increase is time deposit and money market growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase.
     Interest on borrowed funds was $326.2 million for the three-month period ended March 31, 2007 compared to $203.7 million for the same period in 2006. The average balance of borrowings was $25.3 billion with an average cost of 5.21% for the three-month period ended March 31, 2007 compared to an average balance of $18.6 billion with an average cost of 4.43% for the same period in 2006. Our average balance of borrowings will decline in the second quarter due to the previously mentioned loan sales that settled near the end of March.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 3.59%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2007 was $46.0 million compared to $29.0 million for the same period in 2006. The provision for credit losses for the three months ended March 31, 2007 includes a higher level of provision versus 2006 due to an increase in criticized categories in the commercial loan portfolio in 2007 and loan growth.
     Net loan charge-offs for the three months ended March 31, 2007 were $24.1 million compared to $28.3 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of .16% for the three months ended March 31, 2007 compared to .26% for the comparable period in the prior year. However, prior year results include charge-offs associated with the correspondent home equity portfolio of $10.2 million or .12%. Sovereign sold the majority of this portfolio in the first quarter and the remaining loans in the portfolio at March 31, 2007 have been written down to fair value. Non-performing loans and non-performing assets at March 31, 2007 exclude $22.4 million of loans related to the remaining correspondent home equity portfolio that was written down to fair value since this write down considered future credit losses. Non-performing assets were $278.4 million or 0.34% of total assets at March 31, 2007, compared to $221.6 million or .27% of total assets (excluding loans held for sale) at December 31, 2006 and $200.5 million or 0.31% of total assets at March 31, 2006. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Three-month Period Ended
	March 31,
	2007	2006
Allowance for loan losses, beginning of period	$471,030	$419,599

Charge-offs:
Commercial	16,032	12,947
Consumer secured by real estate	5,792	12,143
Consumer not secured by real estate	19,580	20,023

Total Charge-offs	41,404	45,113

Recoveries:
Commercial	4,161	4,743
Consumer secured by real estate	3,705	1,330
Consumer not secured by real estate	9,448	10,742

Total Recoveries	17,314	16,815

Charge-offs, net of recoveries	24,090	28,298
Provision for loan losses (1)	45,239	30,559
Allowance released in connection with loan sales	4,893	—

Allowance for loan losses, end of period	$487,286	$421,860

Reserve for unfunded lending commitments, beginning of period	15,255	18,212
Provision/(benefit) for unfunded lending commitments (1)	761	(1,559)
Reserve for unfunded lending commitments, end of period	16,016	16,653

Total Allowance for credit losses	$503,302	$438,513

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Non-Interest Income
     Total non-interest income was $46.9 million for the three-month period ended March 31, 2007 compared to $134.3 million for the same period in 2006. The decrease for the three months ended March 31, 2007 was caused by the previously discussed $119.9 million charge on the correspondent home equity loan portfolio.
     Consumer banking fees were $68.0 million for the three-month period ended March 31, 2007 compared to $60.8 million for the same period in 2006, representing a 12% increase. The increase for the three months ended March 31, 2007 was due primarily to growth in deposit fees to $54.8 million for the three-month period ended March 31, 2007 compared to $50.6 million for the corresponding period in the prior year due to the acquisition of Independence. Average deposits increased from $33.4 billion for the three-month period ended March 31, 2006 to $45.5 billion for the three-month period ended March 31, 2007, as a result of the Independence acquisition.
     Commercial banking fees were $49.4 million for the three-month period ended March 31, 2007 compared to $39.0 million for the same period in 2006, representing an increase of 27%. This was primarily due to higher loan fees resulting from growth in the commercial loan portfolio (resulting from the Independence acquisition as well as organic growth). Average commercial loans increased from $16.9 billion for the three-month period ended March 31, 2006 to $24.6 billion for the three-month period ended March 31, 2007.
Net mortgage banking income was composed of the following components (in thousands):

	Three months ended March 31,
	2007	2006
Mortgage servicing fees	$9,729	$5,974
Amortization of mortgage servicing rights	(9,482)	(3,834)
Net gains/(loss) under SFAS 133	(388)	1,090
Sales of mortgage, home equity and multifamily loans and mortgage backed securities	(107,064)	9,762

Total mortgage banking income	$(107,205)	$12,992

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multifamily loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     Mortgage banking income is contingent upon loan growth and market conditions. In the first quarter of 2007, Sovereign sold $1.3 billion of multi-family loans and recorded a gain of $6.1 million in connection with the sale. Mortgage banking revenues declined from the prior year due to the previously discussed $119.9 million charge on the correspondent home equity portfolio.
     At March 31, 2007, Sovereign serviced approximately $9.6 billion of mortgage loans for others and our net mortgage servicing asset was $123.1 million, compared to $9.2 billion of loans serviced for others and a net mortgage servicing asset of $118.6 million, at December 31, 2006. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005
CPR speed	14.81%	14.23%	11.75%	12.42%
Escrow credit spread	4.96%	4.85%	4.37%	4.16%
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
     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability related to the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2007, Sovereign had a $19.4 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At March 31, 2007 and December 31, 2006, Sovereign serviced $9.7 billion and $8.0 billion, respectively, of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $186.6 million and $152.3 million, respectively. As a result of retaining servicing, the Company had a $21.8 million and $20.4 million loan servicing asset at March 31, 2007 and December 31, 2006, respectively. Sovereign recorded servicing asset amortization of $1.5 million related to the multi-family loans sold to Fannie Mae for the three-month period ended March 31, 2007 and recognized servicing assets of $2.9 million during the first quarter of 2007.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in BOLI income to $20.5 million for the three-month period ended March 31, 2007 compared to $11.3 million for the comparable period in the prior year is due to $300 million of purchases of BOLI which occurred in the second quarter of 2006 and $343.3 million of BOLI acquired as a result of the Independence transaction.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
General and Administrative Expenses
     General and administrative expenses for the three-month period ended March 31, 2007 were $330.0 million compared to $280.0 million for the same period in 2006. General and administrative expenses increased in 2007 primarily due to increased compensation and benefit costs associated with the hiring of additional team members and operating expenses associated with the Independence acquisition. Average full time equivalents during the first quarter of 2007 rose to 11,435 from 9,584 for the comparable prior year period due to team members acquired from Independence.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense, employee severance and other restructuring and proxy and related professional fees. Other expenses were $116.8 million for the three-month period ended March 31, 2007, compared to $44.8 million for the same period in 2006. The reason for the variance is discussed below.
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $12.2 million at March 31, 2007. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $6.2 million and $6.7 million for the three-month period ended March 31, 2007 and March 31, 2006, respectively, and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States.
     As previously discussed, Sovereign recorded charges of $20.0 million and $43.4 million for the three-month period ended March 31, 2007 associated with restructuring charges and freezing its ESOP, respectively.
     Sovereign recorded intangible amortization expense of $33.3 million for the three-month period ended March 31, 2007 compared to $17.2 million for the corresponding period in the prior year. The reason for the increase is due primarily to the additional intangible amortization expense associated with core deposit and other intangible assets of $394.2 million recorded in connection with the Independence acquisition.
Income Tax Provision
     An income tax benefit of $6.1 million was recorded for the three-month period ended March 31, 2007, compared to a provision of $43.1 million for the same period in 2006. The effective tax rate for the three-month period ended March 31, 2007 was (14.6)% compared to 23.4% for the same period in 2006. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The lower effective tax rate for the three-month period ended March 31, 2007 results from the reduced level of pre-tax income of the Company due to the previously discussed restructuring charges and charges associated with freezing its ESOP and additional charges on the correspondent home equity loan portfolio.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. We anticipate that the IRS will complete this review in 2007. Included in this examination cycle are the two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 13 in the Company’s Form 10K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and the quarter ended March 31, 2007, Sovereign accrued an additional $87.6 million and $21.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $54.7 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 — 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect our income tax provision in future periods.
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.
     The Mid-Atlantic Banking Division’s net interest income decreased $5.2 million to $75.5 million for the three-month period ended March 31, 2007 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 2.43% for the first three months of 2007 compared to 2.64% for the same period in the prior year. The average balance of loans was $4.8 billion for the three months ended March 31, 2007 compared to an average balance of $4.3 billion for the corresponding period in the preceding year. The average balance of deposits was $8.1 billion for the three months ended March 31, 2007, compared to $8.3 billion for the same period a year ago. The increase in yields is due to the increase in market rates between these two time periods. The provision for credit losses increased $3.7 million for the three months ended March 31, 2007 and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $67.8 million for the three months ended March 31, 2006, to $69.6 million for the corresponding periods in 2007 or 2.6%.
     The New England Banking Division’s net interest income decreased $7.6 million to $155.7 million for the three-month period ended March 31, 2007 compared to the corresponding period in the preceding year. The decrease in net interest income was principally due to margin compression on a matched fund basis. The net spread on a match funded basis for this segment was 2.71% for the first three months of 2007 compared to 2.97% for the same period in the prior year. The average balance of loans was $6.0 billion for the three months ended March 31, 2007 compared to an average balance of $5.3 billion for the corresponding period in the preceding year. The average balance of deposits was $17.9 billion for the three months ended March 31, 2007, compared to $17.5 billion for the same period a year ago. The provision for credit losses increased $0.5 million to $3.9 million for the three-month period ended March 31, 2007. General and administrative expenses (including allocated corporate and direct support costs) decreased from $119.0 million for the three months ended March 31, 2006, to $116.1 million for the three months ended March 31, 2007 or a decrease of 2.4%.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     The Metro New York Banking Division’s net interest income increased $94.3 million to $153.1 million for the three-month period ended March 31, 2007 compared to the corresponding period in the preceding year. The increase in net interest income was principally due to the acquisition of Independence on June 1, 2006 and was partially offset by a compression in net spreads in this segment. The net spread on a match funded basis for this segment was 2.16% for the first three months of 2007 compared to 2.83% for the same period in the prior year. The average balance of loans was $13.1 billion for the three months ended March 31, 2007 compared to an average balance of $1.5 billion for the corresponding period in the preceding year. The average balance of deposits was $16.3 billion for the three months ended March 31, 2007, compared to $7.0 billion for the same period a year ago. The increase in rates is primarily driven by the increase in market interest rates between these two time periods. The increase in fees and other income of $19.1 million was primarily due to the acquisition of Independence on June 1, 2006. The provision for credit losses increased $0.3 million to $3.8 million for the three-month period ended March 31, 2007. General and administrative expenses (including allocated corporate and direct support costs) increased from $36.8 million for the three months ended March 31, 2006, to $105.9 million for the three months ended March 31, 2007. The increase in general and administrative expenses is principally due to the acquisition of Independence on June 1, 2006.
     The Shared Services Consumer segment net interest income increased $13.3 million to $100.2 million for the three-month period ended March 31, 2007 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.63% for the first three months of 2007 compared to 1.49% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2007 was $25.5 billion compared with $23.4 billion for the corresponding period in the prior year. The increase in loan balances was driven by strong residential and auto loan originations, offset by a decline in our correspondent home equity portfolio as Sovereign stopped originating these loans in the first quarter of 2006. Fees and other income was a net loss of $112.4 million for the three-month period ended March 31, 2007 compared to income of $15.6 million for the corresponding period in the prior year. The reason for the decline was the previously discussed charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses decreased $0.4 million to $18.7 million at March 31, 2007 due primarily to lower charge-offs due to Sovereign’s decision to sell the correspondent home equity loan business in the first quarter of 2007. General and administrative expenses totaled $26.9 million for the three months ended March 31, 2007, compared to $36.7 million for the three months ended March 31, 2006. This decline in expenses is a result of the aforementioned closure of the correspondent home equity business.
     The Shared Services Commercial segment net interest income increased $6.9 million to $61.8 million for the three-month period ended March 31, 2007 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 2.23% for the first three months of 2007 compared to 2.31% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2007 was $11.7 billion compared with $9.7 billion for the corresponding period in the prior year. The increase in fees and other income of $10.7 million was due to increases in deposit fees and precious metals revenues. The provision for credit losses increased $13.1 million to $16.2 million for the three months ended March 31, 2007. General and administrative expenses (including allocated corporate and direct support costs) were $36.6 million for the three months ended March 31, 2007 compared with $29.4 million for the corresponding period in the prior year. The reason for the increase is due to investments needed to support the growth of this reporting segment.
     The net loss before income taxes for Other increased $61.7 million to a loss of $118.8 million for the three months ended March 31, 2007 compared to the corresponding period in the preceding year. Net interest expense increased $17.8 million to $58.5 million for the three months ended March 31, 2007 compared to the corresponding period in the preceding year due primarily to a $2.5 billion increase in average investments offset by a $6.7 billion increase in average borrowings. Average borrowings for the three-month period ended March 31, 2007 and 2006 was $25.3 billion and $18.6 billion, respectively, with an average cost of 5.21% and 4.43%. Average investments for the three-month period ended March 31, 2007 and 2006 was $15.2 billion and $12.7 billion respectively, at an average yield of 6.09% and 5.29%. The increase in average balance was due to our Independence acquisition. The increase in the yield is primarily due to the rise in market interest rates between periods and the investment restructuring Sovereign executed in the second and fourth quarters of 2006.
     The Other segment includes the previously mentioned restructuring and severance charges of $20.0 million for the three-months ended March 31, 2007 as well as $43.4 million expense related to freezing our ESOP plan. See Note 15 for further discussion. The Other segment includes amortization of intangible asset expense of $33.2 million for the three-month period ended March 31, 2007 compared to $17.2 million for the three-month period ended March 31, 2006. The reason for the increase is due to the core deposit and other intangibles created as a result of the Independence acquisition. The three-month period ended March 31, 2006 included proxy and related professional fee expense of $14.3 million which is also discussed in Note 15.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 1 to the December 31, 2006 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, derivatives and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2006 Management’s Discussion and Analysis filed on Form 10-K.
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 12 to the consolidated financial statements.
FINANCIAL CONDITION
Loan Portfolio
     At March 31, 2007, commercial loans totaled $25.0 billion representing 44.6% of Sovereign’s loan portfolio, compared to $24.7 billion or 39.5% of the loan portfolio at December 31, 2006 and $17.3 billion or 38.2% of the loan portfolio at March 31, 2006. At both March 31, 2007 and December 31, 2006, only 6% and 8%, respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2006 has been driven by organic loan growth.
     At March 31, 2007, multi-family loans totaled $4.8 billion representing 8.6% of Sovereign’s loan portfolio, compared to $5.8 billion or 9.2% of the loan portfolio at December 31, 2006 and $480 million or 1.1% of the loan portfolio at March 31, 2006. The increase from the prior year is due to the acquired multi-family loan portfolio from Independence. In the first quarter Sovereign sold $1.3 billion of this loan portfolio as part of the Company’s previously discussed balance sheet restructuring plan.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $5.9 billion and residential loans of $14.4 billion) totaled $20.3 billion at March 31, 2007, representing 36.2% of Sovereign’s loan portfolio, compared to $26.8 billion, or 42.9%, of the loan portfolio at December 31, 2006 and $23.1 billion or 51.0% of the loan portfolio at March 31, 2006. The decrease in the consumer loan portfolio secured by real estate was driven by the sale of $3.4 billion of correspondent home equity loans and $2.9 million of residential loans that occurred during the quarter in connection with the balance sheet restructuring.
     The consumer loan portfolio not secured by real estate (consisting of indirect automobile loans of $5.5 billion and other consumer loans of $410 million) totaled $5.9 billion at March 31, 2007, representing 10.6% of Sovereign’s loan portfolio, compared to $5.3 billion, or 8.4%, of the loan portfolio at December 31, 2006 and $4.9 billion or 10.8% of the loan portfolio at March 31, 2006.
Non-Performing Assets
     At March 31, 2007, Sovereign’s non-performing assets increased by $42.8 million to $278.4 million compared to $235.6 million at December 31, 2006. This increase is due primarily to non-accrual commercial loans as well as an increase in residential non-accrual loans and other real estate owned. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets weakened to 0.50% at March 31, 2007 from 0.43% at December 31, 2006. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2007	2006
Non-accrual loans:
Consumer:
Residential mortgages	$62,864	$47,687
Home equity loans and lines of credit	12,131	10,312
Auto loans and other consumer loans	1,920	2,955

Total consumer loans	76,915	60,954
Commercial	76,668	69,207
Commercial real estate	82,835	75,710
Multifamily	5,061	1,486

Total non-accrual loans	241,479	207,357
Restructured loans	552	557

Total non-performing loans (2)	242,031	207,914

Other real estate owned	29,655	22,562
Other repossessed assets	6,722	5,126

Total other real estate owned and other repossessed assets	36,377	27,688

Total non-performing assets (2)	$278,408	$235,602

Past due 90 days or more as to interest or principal and accruing interest	$46,729	$40,103
Annualized net loan charge-offs to average loans (3)	.16%	.96%
Non-performing assets as a percentage of total assets (2) (4)	.34%	.29%
Non-performing loans as a percentage of total loans (2) (4)	.43%	.38%
Non-performing assets as a percentage of total loans and real estate owned (2) (4)	.50%	.43%
Allowance for credit losses as a percentage of total non-performing assets (2) (1)	180.8%	206.4%
Allowance for credit losses as a percentage of total non-performing loans (2) (1)	207.9%	233.9%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Non-performing loans and assets at March 31, 2007 exclude $22.4 million of correspondent home equity loans that were written down to fair value at March 31, 2007 since they were previously classified as held for sale at December 31, 2006. Sovereign has reclassified these loans back into our loan portfolio as of March 31, 2007. Non-performing loans and assets at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that were classified as held for sale.

(3)	Includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

(4)	The calculation of these ratios at March 31, 2007 excludes approximately $584 million of loans that have been marked down to fair value as of March 31, 2007. The calculation of these ratios at December 31, 2006 excludes $7.6 billion of loans held for sale.
     Loans ninety (90) days or more past due and still accruing interest increased by $6.6 million from December 31, 2006 to March 31, 2007, mostly attributable to increases of $7.0 million in the home equity loans.
     Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $153.2 million and $102.1 million at March 31, 2007 and December 31, 2006, respectively. This increase in potential problem loans relates primarily to a mild weakening of the credit quality of our commercial loan portfolio. As a percentage of total loans, potential problem loans were 0.27% and 0.16% at March 31, 2007 and December 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	March 31, 2007		December 31, 2006
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$382,465	53%	$375,014	49%
Consumer loans secured by real estate	49,945	36	45,521	43
Consumer loans not secured by real estate	51,977	11	45,730	8
Unallocated allowance	2,899	n/a	4,765	n/a

Total allowance for loan losses	$487,286	100%	$471,030	100%
Reserve for unfunded lending commitments	16,016		15,255

Total allowance for credit losses	$503,302		$486,285

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
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.
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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $375.0 million at December 31, 2006 to $382.5 million at March 31, 2007. This is a result of an increase in criticized assets at March 31, 2007 and loan growth which required additional reserves. As a percentage of commercial loans the allowance increased from 1.23% to 1.30% at March 31, 2007 which reflects the mild weakening of the commercial loan portfolio that was noted during the first quarter.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio remained relatively consistent at $49.9 million at March 31, 2007 from $45.5 million at December 31, 2006. As a percentage of consumer loans secured by real estate the allowance was also consistent at 23 basis points reflecting the continued favorable credit experience for this portfolio.
     During the second quarter of 2006, Sovereign entered into a credit default swap on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first ten basis points of losses on the $3.6 billion residential real estate loan portfolio. Sovereign is reimbursed for losses above ten basis points up to aggregate losses of 120 basis points under the terms of the credit default swap. This credit default swap term is equal to the term of the loan portfolio. The structure resulted in fewer reserves being allocated to the residential loan portfolio as a portion of the losses are reimbursed through the credit default swap.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $45.7 million at December 31, 2006 to $52.0 million at March 31, 2007 primarily due to an increase of $678 million in auto loans. As a result of this loan growth the allowance for loan losses increased.
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $2.9 million at March 31, 2007 from $4.8 million at December 31, 2006. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $15.3 million at December 31, 2006 to $16.0 million at March 31, 2007 due to changes in the amounts of unfunded commitments during these time periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at March 31, 2007 was 4.1 years.
     Total investment securities available-for-sale were $13.6 billion at March 31, 2007 and $13.9 billion at December 31, 2006. The reason for the decrease is due to maturation of US Treasury securities that were not reinvested. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Other investments, which consists primarily of FHLB stock, decreased to $703.7 million at March 31, 2007 from $1.0 billion at December 31, 2006 as the Company sold FHLB stock given the reduced level of FHLB borrowings as a result of the balance sheet restructuring.
Goodwill and Core Deposit Intangible Assets
     Goodwill remained constant at $5.0 billion at both March 31, 2007 and December 31, 2006 and core deposit intangibles decreased by $32.2 million since December 31, 2006 due to quarter-to-date amortization expense. There were no goodwill or core deposit intangible asset impairment charges recorded in 2006 and through March 31, 2007.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2007	$122,897	$32,190	$90,707
2008	100,467	—	100,467
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2007 were $52.6 billion compared to $52.4 billion at December 31, 2006.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2007 and December 31, 2006 were $19.2 billion and $26.8 billion, respectively. This decline is due to the balance sheet restructuring that was previously discussed. See Note 6 for further discussion.
     On March 23, 2007, Sovereign issued $300 million of 3 year, floating rate Senior notes. The floating rate notes bear interest at a rate of 3 month LIBOR plus 23 basis points (adjusted quarterly) and mature on March 23, 2010. The notes are not redeemable at Sovereign’s option nor are they repayable prior to maturity at the option of the holders. The proceeds of the offering were used for general corporate purposes.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     On January 30, 2007, Sovereign redeemed $100 million of 8.75% Trust Preferred III Securities which were due on December 31, 2031. In connection with the redemption, Sovereign recorded a $465 thousand debt extinguishment charge. Sovereign redeemed this liability as alternative lower cost sources of funding were available.
     In the first quarter of 2007, Sovereign renegotiated its $400 million, 364-day revolving line of credit at the holding company with the Bank of Scotland. This line of credit has now been separated into two $200 million lines with maturity dates of August 28, 2007 and February 27, 2008 at libor plus 60 basis points.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.1 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at March 31, 2007. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $82.5 million at March 31, 2007 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At March 31, 2007, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 12 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Bank Regulatory Capital
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2007 and December 31, 2006, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2007 and December 31, 2006 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at March 31, 2007:
Regulatory capital	$5,203,946	$5,203,946	$4,959,437	$6,687,655
Minimum capital requirement (1)	1,530,860	3,061,720	2,551,559	5,103,117

Excess	$3,673,086	$2,142,226	$2,407,878	$1,584,538

Sovereign Bank capital ratio	6.80%	6.80%	7.77%	10.48%

Sovereign Bank at December 31, 2006:
Regulatory capital	$5,224,710	$5,224,710	$5,023,535	$6,726,462
Minimum capital requirement (1)	1,679,397	3,358,794	2,671,247	5,342,494

Excess	$3,545,313	$1,865,916	$2,352,288	$1,383,968

Sovereign Bank capital ratio	6.22%	6.22%	7.52%	10.07%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE
	COMMON	TIER 1
	EQUITY TO	LEVERAGE
	TANGIBLE	CAPITAL
REGULATORY CAPITAL	ASSETS	RATIO
Capital ratio at March 31, 2007 (1)	3.95%	6.29%
Capital ratio at December 31, 2006 (1)	3.50%	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     The Sovereign Bancorp capital ratios at March 31, 2007 have increased from December 31, 2006 levels due to significant charges that were recorded in the fourth quarter of 2006 related to the balance sheet restructuring and the expense saving initiatives as discussed in our Form 10-K.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2007, Sovereign had $12.9 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Sovereign also has approximately $1.8 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets.
     Cash and cash equivalents decreased $134.5 million from December 31, 2006. Net cash provided by operating activities was $426.0 million for 2007. Net cash provided by investing activities for 2007 was $7.0 billion and consisted primarily of proceeds from the sale of loans of $7.8 billion and the maturity or prepayment of investment securities of $3.3 billion, offset by investment purchases and the net change in loans of $2.8 billion and $1.4 billion, respectively. Net cash used by financing activities for 2007 was $7.5 billion, which was primarily due to the repayment of borrowings obligations of $8.1 billion, offset by proceeds from a senior note issuance of $0.4 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
     Sovereign’s debt agreements impose customary limitations on dividends, other payments and transactions. These limits are not expected to affect dividend payments at current levels, or if declared, reasonably anticipated increases.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Contractual Obligations and Commercial Commitments
     Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$15,412,560	$7,173,930	$1,634,956	$975,737	$5,627,937
Securities sold under repurchase agreements (1)	209,039	130,226	78,813	—	—
Fed Funds (1)	200,029	200,029	—	—	—
Other debt obligations (1)	4,914,287	1,104,990	1,862,597	670,075	1,276,625
Junior subordinated debentures due to Capital Trust entities (1)(2)	4,691,077	108,323	214,276	215,411	4,153,067
Certificates of deposit (1)	16,322,243	13,680,982	1,831,576	307,280	502,405
Investment partnership commitments (3)	47,193	25,883	21,181	32	97
Operating leases	814,906	100,549	170,504	143,329	400,524

Total contractual cash obligations	$42,611,334	$22,524,912	$5,813,903	$2,311,864	$11,960,655

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $37.0 billion that are due on demand by customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2007 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$19,372,474	$9,390,242	$3,275,536	$3,206,779	$3,499,917
Standby letters of credit	4,020,034	898,738	1,148,846	1,730,121	242,329
Loans sold with recourse	264,779	4,495	22,904	44,963	192,417
Forward buy commitments	650,046	650,046	—	—	—

Total commercial commitments	$24,307,333	$10,943,521	$4,447,286	$4,981,863	$3,934,663

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.0 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2007 was $4.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.9 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2007. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
Asset and Liability Management
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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at March 31, 2007	income would result

Up 100 basis points	(5.12)%
Down 100 basis points	2.94%
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
     As of March 31, 2007, the one year cumulative gap was (3.79)%, compared to (4.97)% at December 31, 2006. The impact of the previously discussed balance sheet restructuring has brought this ratio closer to 0%.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations ( continued )
     Finally, Sovereign calculates the market value of its balance sheet including all assets, liabilities and hedges. This market value analysis is very useful because it measures the present value of all estimated future interest income and interest expense cash flows of the Company. Management calculates a Net Portfolio Value (NPV) which is the market value of assets minus the market value of liabilities and is used to assess long-term interest rate risk. A higher NPV ratio indicates lower long-term interest rate risk and a more valuable franchise. The table below discloses Sovereign’s estimated net portfolio value based on interest rate changes:

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at March 31, 2007	March 31, 2007	December 31, 2006
Base	11.92%	10.87%
Up 200 basis points	11.24%	10.16%
Up 100 basis points	11.74%	10.58%
Down 100 basis points	11.80%	10.79%
Down 200 basis points	11.28%	10.33%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1 is not applicable.
Item 1A – Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2007:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
1/1/07 through 1/31/07	51,902	$25.15	N/A	19,500,000
2/1/07 through 2/28/07	130,817	25.83	N/A	19,500,000
3/1/07 through 3/31/07	75,671	25.21	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of March 31, 2007. Twenty one million shares have been purchased under these repurchase programs as of March 31, 2007. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 258,390 shares outside of publicly announced repurchase programs during the first quarter of 2007.
Items 3-5 are not applicable or the response is negative.

Item 6 – Exhibits
     (a) Exhibits

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 9, 2007	/s/ Joseph P. Campanelli

Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: May 9, 2007	/s/ Mark R. McCollom

Mark R. McCollom
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc.

(3.2)	Bylaws, as amended and restated, of Sovereign Bancorp, Inc.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.