Form 10-Q
period 2007-06-30
SOVEREIGN BANCORP INC
filed 2007-08-09
CIK 811830

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarter ended June 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock (no par value)	479,413,999 shares

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

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2007 and December 31, 2006	4
Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2007 and 2006	5-6
Consolidated Statement of Stockholders’ Equity for the six-month period ended June 30, 2007	7
Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2007 and 2006	8-9
Notes to Consolidated Financial Statements	10–29
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30–54
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	55
PART II. OTHER INFORMATION
1. Legal Proceedings	56
1A. Risk Factors	56
Item 5. Other information	56
Item 6. Exhibits	57
SIGNATURES	58
EXHIBITS INDEX	59
Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,867,294	$1,804,117
Investment securities:
Available-for-sale	13,303,432	13,874,628
Other investments	798,452	1,003,012
Loans held for investment	55,799,216	54,976,675
Allowance for loan losses	(503,685)	(471,030)

Net loans	55,295,531	54,505,645

Loans held for sale	727,902	7,611,921
Premises and equipment	570,074	605,707
Accrued interest receivable	368,849	422,901
Goodwill	5,003,195	5,005,185
Core deposit intangibles and other intangibles, net of accumulated amortization of $694,728 and $629,218 at June 30, 2007 and December 31, 2006, respectively	433,164	498,420
Bank owned life insurance	1,764,137	1,725,222
Other assets	2,605,061	2,585,091

TOTAL ASSETS	$82,737,091	$89,641,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$49,844,635	$52,384,554
Borrowings and other debt obligations	22,461,638	26,849,717
Advance payments by borrowers for taxes and insurance	104,347	98,041
Other liabilities	1,400,441	1,508,753

TOTAL LIABILITIES	73,811,061	80,841,065

Minority interests	145,742	156,385

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 480,561,324 shares issued at June 30, 2007 and 479,228,330 shares issued at December 31, 2006	6,253,146	6,183,281
Warrants and employee stock options issued	346,278	343,391
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 0 shares at June 30, 2007 and 2,760,133 shares at December 31, 2006	—	(19,019)
Treasury stock at cost; 1,411,510 shares at June 30, 2007 and 2,713,086 shares at December 31, 2006	(21,303)	(49,028)
Accumulated other comprehensive loss	(121,184)	(24,746)
Retained earnings	2,127,906	2,015,075

TOTAL STOCKHOLDERS’ EQUITY	8,780,288	8,644,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,737,091	$89,641,849

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$4,144	$2,954	$10,380	$5,070
Investment securities:
Available-for-sale	180,252	116,653	370,087	206,748
Held-to-maturity	—	50,473	—	104,026
Other investments	11,179	13,016	25,480	18,619
Interest on loans	943,860	808,922	1,960,827	1,497,088

TOTAL INTEREST INCOME	1,139,435	992,018	2,366,774	1,831,551

INTEREST EXPENSE:
Deposits and customer accounts	409,616	306,030	822,867	537,867
Borrowings and other debt obligations	276,435	247,217	602,670	450,955

TOTAL INTEREST EXPENSE	686,051	553,247	1,425,537	988,822

NET INTEREST INCOME	453,384	438,771	941,237	842,729
Provision for credit losses	51,000	44,500	97,000	73,500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	402,384	394,271	844,237	769,229

NON-INTEREST INCOME:
Consumer banking fees	77,268	67,467	145,282	128,265
Commercial banking fees	52,046	43,949	101,454	82,965
Mortgage banking (loss)/income	26,500	4,524	(80,705)	17,516
Capital markets revenue	5,982	2,313	11,671	6,202
Bank owned life insurance	20,274	15,359	40,783	26,686
Miscellaneous income	8,227	8,363	17,694	14,682

TOTAL FEES AND OTHER INCOME	190,297	141,975	236,179	276,316
Net gain/(loss) on investment securities	—	(305,027)	970	(305,027)

TOTAL NON-INTEREST INCOME	190,297	(163,052)	237,149	(28,711)

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	171,557	149,467	345,353	293,245
Occupancy and equipment expenses	75,637	68,155	156,156	132,348
Technology expense	23,812	23,114	47,148	44,680
Outside services	16,969	16,592	32,247	31,347
Marketing expense	17,092	14,548	25,924	24,770
Other administrative expenses	31,525	31,417	59,760	56,882

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	336,592	303,293	666,588	583,272

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$32,257	$24,225	$65,510	$41,444
Loss on economic hedges	—	11,387	—	11,387
Minority interest expense	4,989	6,079	10,355	12,071
Merger-related and integration charges	166	6,257	2,242	3,459
Equity method investments	9,498	10,954	22,547	20,996
Restructuring, other employee severance and debt extinguishment charges	35,938	—	55,970	—
ESOP (benefit)/expense related to freezing of plan	(3,266)	—	40,119	—
Proxy and related professional (recoveries)/fees	(125)	—	(516)	14,337

TOTAL OTHER EXPENSES	79,457	58,902	196,227	103,694

INCOME/(LOSS) BEFORE INCOME TAXES	176,632	(130,976)	218,571	53,552
Income tax provision (benefit)	29,180	(71,920)	23,060	(28,790)

NET INCOME/(LOSS)	$147,452	$(59,056)	$195,511	$82,342

EARNINGS/(LOSS) PER SHARE:
Basic	$0.30	$(0.15)	$0.39	$0.20

Diluted	$0.29	$(0.15)	$0.39	$0.20

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.16	$0.14

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007
(Unaudited)
(in thousands)

					Unallocated
	Common				Common		Accumulated		Total
	Shares			Warrants	Stock		Other		Stock-
	Out-	Preferred	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive income:

Net income	—	—	—	—	—	—	—	195,511	195,511
Change in unrealized gain/loss, net of tax:

Investment securities available for sale	—	—	—	—	—	—	(142,963)	—	(142,963)

Pension liabilities	—	—	—	—	—	—	1,263	—	1,263

Cash flow hedge derivative financial instruments	—	—	—	—	—	—	45,262	—	45,262

Total comprehensive income									99,073

Stock issued in connection with employee benefit and incentive compensation plans	2,403	—	9,418	(538)	—	34,598	—	—	43,478

Employee stock options earned	—	—	—	3,425	—	—	—	—	3,425
Dividends paid on common stock	—	—	—	—	—	—	—	(76,332)	(76,332)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(7,300)	(7,300)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—	—	—	952	952
Issuance of common stock	503	—	12,774	—	—	—	—	—	12,774
ESOP shares sold in conjunction with plan termination	1,102	—	18,979	—	7,594	—	—	—	26,573
Allocation of ESOP shares	1,658	—	28,694	—	11,425	—	—	—	40,119
Stock repurchased	(271)	—	—	—	—	(6,873)	—	—	(6,873)

Balance, June 30, 2007	479,150	$195,445	$6,253,146	$346,278	$—	$(21,303)	$(121,184)	$2,127,906	$8,780,288

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$195,511	$82,342
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	97,000	73,500
Depreciation and amortization	133,782	90,969
Net amortization/accretion of investment securities and loan premiums and discounts	25,712	58,324
Net (gain)/loss on sale of loans	47,497	(15,847)
Net (gain)/loss on investment securities	(970)	305,027
Net (gain)/loss on real estate owned and premises and equipment	393	1,239
Loss on debt extinguishments	13,782	—
Net loss on economic hedges	—	11,387
Stock-based compensation	14,043	14,658
Allocation of Employee Stock Ownership Plan	40,119	—
Origination and purchases of loans held for sale, net of repayments	(2,201,980)	(1,284,353)
Proceeds from sales of loans held for sale	2,021,862	989,453
Net change in:
Accrued interest receivable	54,052	(10,077)
Other assets and bank owned life insurance	46,972	(2,589,603)
Other liabilities	(106,619)	(184,929)

Net cash provided by/(used in) operating activities	381,156	(2,457,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	124,506	2,177,043
Held-to-maturity	—	1,774,475
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,721,591	447,665
Held-to-maturity	—	186,845
Net change in other short-term investments	353,490	(26,486)
Purchases of available-for-sale investment securities	(3,635,412)	(1,847,708)
Purchases of held-to-maturity investment securities	—	(557,704)
Proceeds from sales of loans	8,971,331	2,513,362
Purchase of loans	(96,306)	(4,998,949)
Net change in loans other than purchases and sales	(2,765,442)	(1,963,624)
Proceeds from sales of premises and equipment	19,365	1,558
Purchases of premises and equipment	(27,761)	(37,820)
Proceeds from sales of real estate owned	7,166	3,015
Net cash (paid)/received from business combinations	—	(2,709,738)

Net cash (provided by)/used in investing activities	6,672,528	(5,038,066)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	(2,546,013)	3,583,680
Net increase/(decrease) in borrowings	(3,857,878)	1,227,335
Proceeds from issuance of trust preferred securities	—	625,000
Proceeds from senior notes and credit facility	580,000	250,000
Repayments of borrowings and other debt obligations	(1,124,590)	(150,000)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	6,306	(27,276)
Repurchase of minority interests	(11,822)	—
Cash dividends paid to preferred stockholders	(7,300)	—
Cash dividends paid to common stockholders	(76,332)	(50,386)
Proceeds from issuance of preferred stock, net of transaction costs	—	195,445
Proceeds from issuance of common stock, net of transaction costs	14,689	2,029,681
Sale of unallocated ESOP shares	26,574	—
Treasury stock repurchases, net of proceeds	5,859	394,603

Net cash (provided by)/used in financing activities	(6,990,507)	8,078,082

Net change in cash and cash equivalents	63,177	582,106
Cash and cash equivalents at beginning of period	1,804,117	1,131,936

Cash and cash equivalents at end of period	$1,867,294	$1,714,042

	Six-Month Period
	Ended June 30,
	2007	2006
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$28,613	$36,856
Interest paid	$1,577,702	$875,869
     Non cash transactions: In the first quarter of 2007, Sovereign reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loans held for investment portfolio. See Note 4 for further discussion.
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
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$147,452	$(59,056)	$195,511	$82,342
Less preferred dividend	(3,650)	(2,433)	(7,300)	(2,433)

Net income available to common stockholders	143,802	(61,489)	188,211	79,909
Contingently convertible trust preferred interest expense, net of tax (1)	6,413	—	12,825	—

Net income for diluted EPS available to common stockholders	$150,215	$(61,489)	$201,036	$79,909

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	478,278	412,000	476,722	394,579
Dilutive effect of:
Warrants (1)	27,435	—	27,435	—
Stock options (1)	6,928	—	6,923	—

Weighted average diluted shares	512,641	412,000	511,080	394,579

EARNINGS PER SHARE:
Basic	$0.30	$(0.15)	$0.39	$0.20
Diluted	$0.29	$(0.15)	$0.39	$0.20

(1)	These items were excluded from diluted earnings per share for the three-month and six-month periods ended June 30, 2006 since the result would have been anti-dilutive.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	June 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$824,740	$12	$84	$824,668
Debentures of FHLB, FNMA, and FHLMC	197,949	1,769	1,146	198,572
Corporate debt and asset-backed securities	959,054	5	24,790	934,269
Equity securities (1)	819,882	37,409	80	857,211
State and municipal securities	2,508,241	12,382	55,348	2,465,275
Mortgage-backed securities:
U.S. government agencies	261,330	224	3,988	257,566
FHLMC and FNMA debt securities	3,832,437	2,564	55,651	3,779,350
Non-agency securities	4,061,627	5,811	80,917	3,986,521

Total investment securities available-for-sale	$13,465,260	$60,176	$222,004	$13,303,432

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$1,561,685	$38	$878	$1,560,845
Debentures of FHLB, FNMA, and FHLMC	242,248	3,001	1,149	244,100
Corporate debt and asset-backed securities	953,374	3,443	6,315	950,502
Equity securities (1)	893,627	48,491	—	942,118
State and municipal securities	2,510,975	45,325	1,494	2,554,806
Mortgage-backed securities:
U.S. government agencies	45,400	765	105	46,060
FHLMC and FNMA debt securities	3,598,731	12,088	5,185	3,605,634
Non-agency securities	4,009,789	13,139	52,365	3,970,563

Total investment securities available-for-sale	$13,815,829	$126,290	$67,491	$13,874,628

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.
     Investment securities available for sale with an estimated fair value of $8.9 billion and $9.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at June 30, 2007 and December 31, 2006, respectively.
     During the three month period ended June 30, 2006, following the acquisition of Independence (discussed in Note 16), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pre-tax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held-to-maturity investment securities to the available-for-sale investment category.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the age of gross unrealized losses in Sovereign’s total investment portfolio as of June 30, 2007 and December 31, 2006 (in thousands):

	At June 30, 2007
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and government agency securities	$57,127	$(43)	$3,015	$(41)	$60,142	$(84)
Debentures of FHLB, FNMA and FHLMC	—	—	56,732	(1,146)	56,732	(1,146)
Corporate debt and asset-backed securities	684,407	(20,644)	108,652	(4,146)	793,059	(24,790)
Equity securities	9,380	(80)	—	—	9,380	(80)
State and municipal securities	1,814,805	(54,998)	20,920	(350)	1,835,725	(55,348)
Mortgage-backed Securities:
U.S. government agencies	236,348	(3,903)	2,077	(85)	238,425	(3,988)
FHLMC and FNMA debt securities	3,388,074	(51,425)	112,828	(4,226)	3,500,902	(55,651)
Non-agency securities	1,209,665	(13,348)	1,647,523	(67,569)	2,857,188	(80,917)

Total investment securities available-for-sale	$7,399,806	$(144,441)	$1,951,747	$(77,563)	$9,351,553	$(222,004)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and government agency securities	$1,495,712	$(733)	$15,995	$(145)	$1,511,707	$(878)
Debentures of FHLB, FNMA and FHLMC	—	—	101,341	(1,149)	101,341	(1,149)
Corporate debt and asset-backed securities	446,261	(4,014)	61,820	(2,301)	508,081	(6,315)
State and municipal securities	247,409	(1,312)	21,239	(182)	268,648	(1,494)
Mortgage-backed Securities:
U.S. government agencies	219	(8)	2,258	(97)	2,477	(105)
FHLMC and FNMA debt securities	641,851	(1,009)	126,193	(4,176)	768,044	(5,185)
Non-agency securities	456,897	(1,703)	1,962,694	(50,662)	2,419,591	(52,365)

Total investment securities available-for-sale	$3,288,349	$(8,779)	$2,291,540	$(58,712)	$5,579,889	$(67,491)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of June 30, 2007, management has concluded that the unrealized losses above on its investment securities (which totaled 410 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
     During the three-month period ended June 30, 2006, Sovereign recorded other-than-temporary impairment charges of $67.5 million on FNMA and FHLMC preferred stock. Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and the severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge. As of June 30, 2007, Sovereign held $803.1 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized gain of $37.1 million.
(4) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate loans	$11,603,757	20.8%	$11,514,983	21.0%
Commercial and industrial loans	13,267,950	23.8	11,561,183	21.0
Multifamily loans	3,857,178	6.9	5,621,429	10.2
Other	388,486	0.7	1,518,603	2.8

Total commercial loans held for investment	29,117,371	52.2	30,216,198	55.0

Residential mortgages	14,089,908	25.3	14,316,168	26.0
Home equity loans and lines of credit	5,954,925	10.6	5,176,346	9.4

Total consumer loans secured by real estate	20,044,833	35.9	19,492,514	35.4

Auto loans	6,320,010	11.3	4,848,204	8.8
Other	317,002	0.6	419,759	0.8

Total consumer loans held for investment	26,681,845	47.8	24,760,477	45.0

Total loans held for investment (1)	$55,799,216	100.0%	$54,976,675	100.0%

Total loans held for investment with:
Fixed rate	$32,443,276	58.1%	$32,321,464	58.8%
Variable rate	23,355,940	41.9	22,655,211	41.2

Total loans held for investment (1)	$55,799,216	100.0%	$54,976,675	100.0%

(1)	Loans held for investment total includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $266.9 million and $258.4 million at June 30, 2007 and December 31, 2006, respectively. Loans pledged as collateral totaled $15.3 billion and $17.7 billion at June 30, 2007 and December 31, 2006, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) LOANS (continued)
     The following table presents the composition of the loan held for sale portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate	$137,722	18.9%	$—	—%
Commercial and industrial loans	149,397	20.5	109,123	1.4
Multifamily	143,349	19.7	147,022	1.9
Residential mortgages	297,434	40.9	3,088,562	40.6
Home equity loans and lines of credit	—	—	4,267,214	56.1

Total loans held for sale	$727,902	100.0%	$7,611,921	100.0%

Total loans held for sale with:
Fixed rate	$727,902	100.0%	$7,395,494	97.2%
Variable rate	—	—	216,427	2.8

Total loans held for sale	$727,902	100.0%	$7,611,921	100.0%

     During the three-month period ended March 31, 2007, Sovereign transferred back into its loan portfolio $658 million of correspondent home equity loans that had been previously classified as held for sale. Due to adverse market conditions for non-prime loans, the Company decided not to sell these loans and to hold them for investment. Before transferring these loans back into the held for investment loan portfolio, Sovereign marked this portfolio to market as of March 31, 2007 utilizing a discounted cash flow model. The discounted cash flow model takes into account expected prepayment factors and the degree of credit risk associated with the loans and the estimated effects of changes in market interest rates relative to the loans’ interest rates. As a result, Sovereign wrote down this loan portfolio by $84.2 million via a reduction to mortgage banking revenues during the three-month period ended March 31, 2007.
(5) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	June 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,313,408	13%	—%	$6,577,585	12%	—%
NOW accounts	5,950,960	12	1.10	6,333,667	12	1.24
Wholesale NOW	3,661,659	7	5.17	3,573,861	7	4.97
Customer repurchase agreements	2,525,932	5	4.41	2,206,445	4	4.74
Savings accounts	4,312,492	9	0.66	4,637,346	9	0.65
Money market accounts	10,005,554	20	3.58	8,875,353	17	3.17
Wholesale money market accounts	1,951,496	4	5.50	4,116,417	8	5.51
Certificates of deposit	10,998,580	22	4.57	11,338,935	22	4.45
Wholesale certificates of deposit	4,124,554	8	5.29	4,724,945	9	5.14

Total deposits	$49,844,635	100%	3.17%	$52,384,554	100%	3.14%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2007		December 31, 2006
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$76,046	4.12%	$199,671	3.85%
Fed funds purchased	420,000	5.30	1,700,000	5.22
FHLB advances	17,124,085	4.91	19,563,985	4.81
Credit facility	180,000	5.85	—	—
Asset-backed floating rate notes and secured financings	1,150,000	5.73	1,971,000	3.58
Subordinated notes	1,144,138	4.67	1,139,511	4.68
Holding company borrowings and other debt obligations:
Senior notes	1,041,101	5.25	740,334	5.13
Junior subordinated debentures due to Capital Trust Entities	1,326,268	7.41	1,535,216	7.65

Total borrowings and other debt obligations	$22,461,638	5.12%	$26,849,717	4.90%

     As more fully discussed in our 2006 Form 10-K, Sovereign restructured its balance sheet in order to improve its capital position. In the first quarter Sovereign sold approximately $8.0 billion of low margin and/or higher credit risk assets and utilized the proceeds to reduce higher cost borrowing obligations.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 3.76%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.
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
     During the first six months of 2007, Sovereign redeemed approximately $929 million of asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities. In connection with these transactions, Sovereign incurred debt extinguishment charges of $13.3 million during the quarter ended June 30, 2007.

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the six month period ended June 30, 2007 and 2006, hedge ineffectiveness income/(loss) of $(1.7) million and $0.1 million, respectively, was recorded in earnings associated with fair value hedges.
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
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the six months ended June 30, 2007 and 2006, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. During the first quarter of 2007, Sovereign terminated $3.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $3.2 billion of borrowings, resulting in a net after-tax gain of $1.6 million. The gain will continue to be deferred in accumulated other comprehensive income (AOCI) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments originally hedged will not occur, in which case the losses in AOCI will be recognized immediately. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the six months ended June 30, 2007 or 2006 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of June 30, 2007, Sovereign expects approximately $5.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at June 30, 2007 and December 31, 2006 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2007
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,186,000	$—	$22,529	4.25%	5.25%	1.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	7,900,000	37,511	4,814	5.36%	5.14%	2.3

Total derivatives used in SFAS 133 hedging relationships	$9,086,000	$37,511	$27,343	5.21%	5.15%	2.2

December 31, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,344,000	$—	$22,806	4.16%	5.25%	1.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	8,500,000	19,174	45,842	5.37%	5.09%	2.4

Total derivatives used in SFAS 133 hedging relationships	$9,844,000	$19,174	$68,648	5.20%	5.11%	2.3

Summary information regarding other derivative activities at June 30, 2007 and December 31, 2006 follows (in thousands):

	June 30,	December 31,
	2007	2006
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$10,811	$304
Interest rate lock commitments	(216)	(11)

Total mortgage banking risk management	10,595	293

Swaps receive fixed	(35,138)	2,380
Swaps pay fixed	65,537	26,431
Market value hedge	1,727	1,490

Net customer related interest rate hedges	32,126	30,301

Precious metals forward sale agreements	5,957	(11,763)
Precious metals forward purchase arrangements	(4,181)	12,039
Foreign exchange	(313)	(89)

Total activity	$44,184	$30,781

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the six months ended June 30, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2007	June 30, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.5 million and an increase to other liabilities of $22.5 million.	Resulted in a decrease of net interest income of $6.9 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $37.5 million and $4.8 million, respectively, and increase to deferred taxes and stockholders’ equity of $11.4 million and $21.3 million, respectively.	Resulted in an increase in net interest income of $8.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $10.8 million.	Increase to mortgage banking revenues of $31.2 million.

Interest rate lock commitments	Decrease to mortgage loans of $0.2 million.	Decrease to mortgage banking revenues of $0.2 million.

Net customer related hedges	Increase to other assets of $32.1 million.	Increase in capital markets revenue of $5.4 million.

Forward commitments to sell precious metals inventory, net	Increase to other assets of $1.8 million.	Increase to commercial banking fees of $1.5 million.

Foreign exchange	Increase to other liabilities of $0.3 million.	Decrease to commercial banking revenues of $0.2 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2006 and for the six months ended June 30, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Six Months
Derivative Activity	December 31, 2006	Ended June 30, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.8 million and an increase to other liabilities of $22.8 million.	Resulted in a decrease of net interest income of $10.2 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $19.2 million and $45.8 million, respectively, and a decrease to deferred taxes and stockholders’ equity of $9.3 million and $17.3 million, respectively.	Resulted in an increase in net interest income of $2.2 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $0.3 million.	Increase to mortgage banking revenues of $1.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $11 thousand.	Decrease to mortgage banking revenues of $0.6 million.

Net customer related swaps	Increase to other assets of $30.3 million.	Increase in capital markets revenue of $2.1 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other assets of $0.3 million.	Increase to commercial banking fees of $0.1 million.

Foreign exchange	Increase to other liabilities of $90 thousand.	Decrease to commercial banking revenues of $0.7 million.
     Net interest income resulting from interest rate exchange agreements included $91.0 million and $199.4 million of income and $94.5 million and $206.6 million of expense for the three-month and six-month periods ended June 30, 2007 compared with $65.4 million and $118.0 million of income and $67.8 million and $126.0 million of expense for the corresponding periods in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $3.2 million and $6.5 million for the three months and six months ended June 30, 2007, compared with $2.4 million and $4.8 million for the three months and six months ended June 30, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$147,452	$(59,056)	$195,511	$82,342
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	48,427	16,436	39,712	32,090
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(160,184)	(89,267)	(142,345)	(148,854)
Add unrealized loss resulting from HTM to AFS reclass, net of tax	—	(25,625)	—	(25,625)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,603)	(3,329)	(5,550)	(6,300)
Pensions	(1,146)	—	(1,263)	—
Investments available-for-sale	—	(113,701)	618	(113,701)

Comprehensive income	$39,444	$(40,482)	$99,073	$59,954

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $104.7 million, net accumulated losses on unfunded pension liabilities of $4.9 million and net accumulated losses on derivatives of $11.6 million at June 30, 2007 and net unrealized gains on securities of $38.3 million, net accumulated losses on unfunded pension liabilities of $6.1 million and net accumulated losses on derivatives of $56.9 million at December 31, 2006.
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
     At June 30, 2007 and December 31, 2006, Sovereign serviced residential real estate loans for the benefit of others totaling $9.7 billion and $9.2 billion, respectively. The fair value of the servicing portfolio at June 30, 2007 and December 31, 2006 was $150.9 million and $123.1 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2006	$118,638
Mortgage servicing assets recognized	24,196
Amortization	(17,062)
Write-off of servicing assets	(72)

Gross balance at June 30, 2007	125,700
Valuation allowance	(494)

Balance as June 30, 2007	$125,206

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(9) MORTGAGE SERVICING RIGHTS (continued)
     The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the discounted cash flow model.
Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of residential mortgage servicing rights for the periods presented.

	June 30, 2007	December 31, 2006	June 30, 2006
CPR speed	11.43%	14.23%	10.94%
Escrow credit spread	5.07%	4.85%	4.53%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the six months ended June 30, 2007 consisted of the following (in thousands):

Balance as of December 31, 2006	$1,222
Write-offs of reserves	(72)
Decrease in valuation allowance for mortgage servicing rights	(656)

Balance as June 30, 2007	$494

     For the three-month and six-month periods ended June 30, 2007, mortgage servicing fee income was $10.5 million and $20.2 million, compared with $6.7 million and $12.7 million for the corresponding periods in the prior year. Sovereign has (losses)/gains on the sale of mortgage loans, multifamily loans and home equity loans of $9.1 million and $(94.7) million for the three-month and six-month periods ended June 30, 2007, compared with $3.1 million and $12.9 million for the corresponding periods ended June 30, 2006. The loss recorded for the six month period ended June 30, 2007 is a result of a $119.9 million charge recorded on the correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. However, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. In addition, Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from increases in delinquencies on the loan portfolio since year-end and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million.
     Mortgage banking revenues also included a gain of $13.8 million and $10.5 million, respectively for the three month period and six month period ended June 30, 2007 related to commercial mortgage backed securitization. See Note 12 for additional discussion.
     Sovereign also originates and sells multifamily loans in the secondary market to Fannie Mae while retaining servicing. At June 30, 2007 and December 31, 2006, Sovereign serviced $9.9 billion and $8.0 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $21.6 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $3.1 million related to the multifamily loans sold to Fannie Mae and recognized servicing assets of $4.3 million during the first half of 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
The following tables present certain information regarding the Company’s segments (in thousands):

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
June 30, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$77,265	$157,522	$142,828	$71,764	$67,652	$(63,647)	$453,384
Fees and other income	21,051	42,210	48,738	12,986	42,755	22,557	190,297
Provision for credit losses	6,320	4,667	6,854	20,014	13,145	—	51,000
General and administrative expenses	70,651	118,946	109,688	24,843	35,699	(23,235)	336,592
Depreciation/Amortization	2,569	4,074	5,852	10,273	2,040	41,733	66,541
Income (loss) before income taxes	21,346	76,120	75,025	34,453	61,476	(91,788)	176,632
Intersegment revenues (expense) (1)	47,269	174,794	67,468	(256,008)	(151,586)	118,063	—
Total average assets	$4,949,969	$6,403,757	$11,984,582	$22,480,256	$13,118,376	$23,003,981	$81,940,921

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the six-month period ended	Banking	Banking	Banking	Services	Services
June 30, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$152,719	$313,177	$295,956	$172,181	$129,384	$(122,180)	$941,237
Fees and other income	40,596	82,418	80,653	(99,366)	84,707	47,171	236,179
Provision for credit losses	9,774	8,573	10,612	38,709	29,332	—	97,000
General and administrative expenses	140,204	234,900	215,614	51,868	72,448	(48,446)	666,588
Depreciation/Amortization	5,213	8,445	11,728	22,078	4,145	82,173	133,782
Income (loss) before income taxes	43,337	152,121	150,383	(28,764)	112,139	(210,645)	218,571
Intersegment revenues (expense) (1)	93,713	341,867	118,393	(554,602)	(298,000)	298,629	—
Total average assets	$4,911,152	$6,327,999	$12,607,229	$24,521,415	$12,859,508	$23,534,304	$84,761,607

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
June 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$79,455	$165,493	$86,522	$79,701	$56,904	$(29,304)	$438,771
Fees and other income	20,974	43,256	20,157	7,095	34,557	15,936	141,975
Provision for credit losses	4,220	4,292	13,878	20,645	1,465	—	44,500
General and administrative expenses	71,605	126,219	61,269	28,734	33,844	(18,378)	303,293
Depreciation/Amortization	2,833	4,435	11,225	7,368	1,558	23,153	50,572
Income (loss) before income taxes	24,604	78,239	20,898	32,103	57,894	(344,714)	(130,976)
Intersegment revenues (expense) (1)	54,139	168,965	64,195	(274,130)	(130,139)	116,970	—
Total average assets	$4,566,943	$5,812,445	$8,361,817	$24,841,713	$11,292,654	$18,565,044	$73,440,616

	Mid-	New	Metro
	Atlantic	England	New York	Shared	Shared
For the six-month period ended	Banking	Banking	Banking	Services	Services
June 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$160,080	$328,769	$145,352	$166,966	$111,496	$(69,934)	$842,729
Fees and other income	40,971	83,791	32,929	22,817	65,769	30,039	276,316
Provision for credit losses	4,005	7,739	17,377	39,767	4,612	—	73,500
General and administrative expenses	139,433	245,215	98,088	65,465	63,195	(28,124)	583,272
Depreciation/Amortization	5,353	8,576	12,328	14,508	3,059	47,145	90,969
Income (loss) before income taxes	57,613	159,606	52,182	74,783	111,215	(401,847)	53,552
Intersegment revenues (expense) (1)	105,638	327,428	136,359	(525,274)	(236,771)	192,620	—
Total average assets	$4,487,799	$5,670,248	$5,004,497	$24,440,999	$11,025,187	$18,137,345	$68,766,075

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

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
     During the second quarter of 2007, Sovereign executed a commercial mortgage backed securitization which consisted of approximately $687.7 million of multi-family loans and $327.0 million of commercial real estate loans. Sovereign retained certain subordinated certificates issued in connection with the securitization which were valued in the market place at approximately $15.6 million as well as certain servicing responsibilities for the assets that were sold. In connection with this transaction, Sovereign recorded a pretax gain of $13.8 million in the second quarter of 2007, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests based on their relative fair values at the sale date. The value of the retained subordinated certificates are subject to credit and prepayment risk. In accordance with SFAS No. 140, the subordinated certificates are classified in investments available for sale on our Consolidated Balance Sheet. The investors have no recourse to the Company’s other assets, other than the retained subordinated certificates, to serve as additional collateral to protect their interests in the securitization.
     Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at June 30, 2007 and December 31, 2006, and the net credit losses for the six-month period ended June 30, 2007 and the year ended December 31, 2006 (in thousands):

	June 30, 2007			December 31, 2006
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$14,454,031	$102,132	$1,588	$17,480,841	$101,448	$8,782
Home Equity Loans and lines of credit	6,071,604	35,891	3,142	9,574,735	125,253	448,526	(1)
Commercial Real Estate and multi-family loans	16,740,117	63,947	6,820	—	—	—
Automotive Floor Plan Loans	1,243,486	42	2,024	1,389,164	—	—

Total Owned and Securitized	$38,509,238	$202,012	$13,574	$28,444,740	$226,701	$457,308

Less:
Securitized Mortgage Loans	$66,689	$363	$30	$76,111	$383	$17
Securitized Home Equity Loans	116,679	18,192	1,208	131,175	14,907	3,322
Commercial Real Estate and multi-family loans	998,111	—	—	—	—	—
Securitized Automotive Floor Plan Loans	855,000	—	2,024	855,000	—	—

Total Securitized Loans	$2,036,479	$18,555	$3,262	$1,062,286	$15,290	$3,339

Net Loans	$36,472,759	$183,457	$10,312	$27,382,454	$211,411	$453,969

(1)	Includes charge of $382.5 million related to correspondent home equity loans classified as held for sale at December 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
At June 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home
		Equity		Commercial
		Loans &	Auto	Loans
	Mortgage	Lines of	Floor	secured by
	Loans	Credit	Plan Loans	real estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$—	$5,813	$—	$5,813
Subordinated interest retained	17,616	—	43,996	15,604	77,216
Servicing rights	967	246	—	—	1,213
Interest only strips	—	6,668	1,010	—	7,678
Cash reserve	—	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$18,583	$6,914	$55,200	$15,604	$96,301

Weighted-average life (in yrs)	0.42	1.86	0.36	9.97
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%	10%
As of December 31, 2006	40%	19%	46%	—
As of June 30, 2007	40%	18%	46%	10%
Impact on fair value of 10% adverse change	$—	$(73)	$(55)	$—
Impact on fair value of 20% adverse change	$(5)	$(179)	$(72)	$—
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%	0.05%
As of December 31, 2006	0.12%	1.95%	0.25%	—
As of June 30, 2007	0.12%	2.47%	0.25%	0.05%
Impact on fair value of 10% adverse change	$(3)	$(127)	$(40)	$(178)
Impact on fair value of 20% adverse change	$(6)	$(259)	$(79)	$(355)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%	11%
As of December 31, 2006	9%	12%	8%	—
As of June 30, 2007	9%	12%	8%	11%
Impact on fair value of 10% adverse change	$(4)	$(94)	$(95)	$(360)
Impact on fair value of 20% adverse change	$(8)	$(187)	$(190)	$(706)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $165.9 million at June 30, 2007 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $39.9 million at June 30, 2007. Sovereign investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) ADOPTION OF FASB INTERPRETATION NO. 48
     Sovereign adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. On January 1, 2007, Sovereign had unrecognized tax benefit reserves related to uncertain tax positions of $67.2 million. Of this amount, approximately $10.7 million related to reserves established for uncertain tax positions was from the acquisition of Independence Community Bank Corp (“Independence”). Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $56.5 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
     Sovereign’s unrecognized tax benefit reserve increased $7.2 million during the six-month period ended June 30, 2007 to $74.4 million as a result of $8.2 million of unrecognized tax benefits related to uncertain tax positions taken during the six-month period ended June 30, 2007 offset by a $1.0 million reduction as a result of a lapse of applicable statute of limitations. Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the six-month period ended June 30, 2007, Sovereign recognized approximately $1.5 million and for the years ended December 31, 2006, and 2005, the Company recognized approximately $1.7 million and $0.8 million, respectively, in interest and penalties. The Company had approximately $4.7 million for the payment of interest and penalties accrued at June 30, 2007.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2007. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and during the six-month period ended June 30, 2007, Sovereign accrued an additional $87.6 million and $21.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $55.4 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.
(14) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2006. During the second quarter of 2007, the number of directors at Sovereign Bank was reduced from 15 to 12. As a result certain loans that had been previously classified as related party loans are no longer considered as such at June 30, 2007.

Related party loans at December 31, 2006	$59,777
Loan fundings	8,959
Resignation of executive officers	(1,250)
Reduction of Sovereign Bank directors	(52,078)
Loan repayments	(1,685)

Related party loan balance at June 30, 2007	$13,723

     Related party loans at June 30, 2007 included commercial loans to affiliated businesses of directors of Sovereign Bancorp and Sovereign Bank totaling $10.3 million compared with $55.0 million at December 31, 2006. The decline is due to the reduction in the number of Sovereign Bank directors.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RELATED PARTY TRANSACTIONS (continued)
     Related party loans at June 30, 2007 and December 31, 2006 also included consumer loans secured by residential real estate of $3.4 million and $4.8 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $1.7 million and $66.5 million at June 30, 2007 and December 31, 2006, respectively. The decline is due to the reduction in the number of Sovereign Bank directors.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $2.4 million and $3.9 million of income due to its investment in Meridian Capital for the three-month and six month periods ended June 30, 2007.
     As discussed in Note 16 in Sovereign’s 2006 Form 10-K, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Banco Santander Central Hispano (“Santander”), which makes Santander the largest shareholder and related party.
     In January 2006, Santander extended a total of $400 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign at any time. As of June 30, 2007, the average balance outstanding was $52.0 million, which consisted entirely of standby letters of credit. As of June 30, 2007, there was no outstanding balance on the unsecured lines of credit for fed funds and Eurodollar borrowings. Sovereign Bank paid approximately $0.2 million in fees and $0.4 million in interest to Santander for the six month period ended June 30, 2007 in connection with these commitments.
     In May 2006, Santander’s capital markets group, Santander Investment Securities, Inc., received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital market initiatives to fund the acquisition of Independence Community Bank Corp. on June 1, 2006. Also, per the terms of Sovereign’s investment agreement with Santander, Sovereign is permitted to have at least three Santander employees on its payroll, and Santander is permitted to have at least three Sovereign employees on its payroll.
     In February 2007, Sovereign entered into an agreement with Isban U.K., Ltd. (“Isban”), a Santander Group information technology subsidiary, under which Isban performed a review of, and recommend enhancements to, Sovereign’s banking information systems. Sovereign has paid Isban $475,000, excluding expenses, for this review. In June 2007, Sovereign and Isban entered into an agreement whereby Isban will provide Sovereign certain consulting services through December 31, 2008. Sovereign has agreed to pay Isban $2.2 million, excluding expenses for these services.
     As discussed in Note 6, Sovereign issued $300 million of senior notes during the first quarter of 2007 and Santander was a co-issuer of this issuance. Santander received underwriting fees of $37,500 in connection with this transaction.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) RESTRUCTURING COSTS AND OTHER CHARGES
     As more fully discussed in Sovereign’s 2006 Form 10-K, Sovereign’s management completed a comprehensive review of Sovereign’s operating cost structure in the fourth quarter of 2006. During the first quarter, Sovereign finalized a decision to close or consolidate approximately 40 underperforming branch locations. This action was executed in the second quarter of 2007. As a result, Sovereign wrote down the fair value of the fixed assets and recorded other charges at these locations of $15.0 million and $24.4 million during the three-month and six-month periods ended June 30, 2007. Sovereign also terminated additional employees in the first half of 2007, resulting in severance charges of $3.1 million and $10.3 million for the three months and six months ended June 30, 2007. These charges are included in restructuring, other employee severance and debt extinguishment charges on the consolidated income statement and recorded in the Other segment. A rollforward of the restructuring and severance accrual is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2006	$7,043	$45,930	$5,906	$58,879
Payments	(4,236)	(41,127)	(7,483)	(52,846)
Charges recorded in earnings	15,626	10,287	4,758	30,671

Accrued at June 30, 2007	$18,433	$15,090	$3,181	$36,704

     Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter. During the second quarter, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. During the first quarter of 2007, Sovereign recorded a non-deductible non-cash charge of $43.4 million in connection with this action based on the value of its common stock at March 31, 2007. In the second quarter, the charge was adjusted based on the final price of Sovereign’s common stock on the date that the ESOP was repaid which reduced the previous charge recorded in the first quarter by $3.3 million.
     Sovereign incurred pre-tax charges of $14.3 million of proxy and related professional fees in the six-months ended June 30, 2006. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational Investors LLC (“Relational”) matter. Due to the settlement with Relational, the Company does not anticipate any additional significant costs related to this matter.

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
     The purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. (dollars in millions):

Assets
Investments	$3,126.5
Loans:
Multifamily	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	370.5
Core deposit and other intangibles	394.2
Goodwill	2,280.6

Total assets	$17,102.7

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,488.8
Other liabilities (1)	583.0

Total liabilities	$17,102.7

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
     The status of reserves related to the Independence acquisition is summarized below (in thousands):

Reserve balance at December 31, 2006	$22,432
Charge recorded in earnings	2,242
Payments	(9,252)

Reserve balance at June 30, 2007	$15,422

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE SUMMARY
     Sovereign is an $83 billion financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions within our geographic footprint.
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
     Management is in the process of implementing strategies to address these weaknesses. Management completed a comprehensive review of Sovereign’s operating cost structure, and has virtually completed a restructuring plan, which was approved by Sovereign’s Board of Directors in the fourth quarter of 2006. The restructuring plan focused on a number of strategies which helped to strengthen our capital position and related capital ratios which decreased following the Independence acquisition and improved our financial performance. Management has developed the following key initiatives to deliver improved quality of earnings, provide greater transparency and understanding of Sovereign’s businesses and strategy, and better position Sovereign for sustainable growth.
The three initiatives are to:
1. Improve productivity and expense management;
2. Improve the capital position and quality of earnings; and
3. Improve the customer experience.
     In the productivity and expense management initiative we are focused on eliminating functional redundancies and improving operating inefficiencies by deemphasizing products/business lines not meeting profit or strategic goals, leveraging economies of scale with vendor supply and service contracts, optimizing capacity utilization and expenses associated with facilities, consolidating departments and optimizing retail delivery channels while minimizing the impact on customer facing activities and organic revenue generation. Management identified approximately $100 million of expense reductions involving consolidation of support groups, exit of business lines performing below expectations, contract renegotiations, and a reduction in workforce.
     In mid-December, Sovereign notified approximately 360 employees that their positions had been eliminated. Additionally, we expect that approximately 400 positions will be eliminated primarily through attrition by the third quarter of 2007 and the Company does not plan on filling approximately 140 open positions. Sovereign terminated additional employees in the first half of 2007, resulting in year to date severance charges of $10.3 million. We also closed approximately 40 underperforming branch locations to date in 2007. In connection with the decision to close these locations, Sovereign recorded charges of $15.0 million and $24.4 million in the three-month and six-month periods ended June 30, 2007, respectively. We intend to continue to make investments in our retail franchise, we have opened or relocated 8 new branches year to date and are targeting the opening or relocation of 20 new branch offices during the remainder of this year and into 2008 in more desirable locations.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s strategy is to acquire and retain customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and service. We are focused on a number of initiatives to improve the customer experience. Customer service personnel are receiving refresher service training and we have migrated back to all customer service functions being domestically based. We are realigning consumer and commercial infrastructure by consolidating our commercial and retail on-line banking management structure. We have also rationalized and simplified our retail deposit product set by reducing our retail checking product set in half. During 2006, Sovereign completed the branding of approximately 1,050 ATM machines in CVS Pharmacy locations in the Northeast. This more than doubled the number of branded ATM locations and provides greater convenience for our customers. We also announced an agreement with OPEN from American Express, the company’s small business unit, to offer co-branded American Express Cards to Sovereign’s small business customers. This relationship will generate an additional source of fee revenue for Sovereign and will enable us to leverage the American Express brand to help Sovereign generate core deposits and build and retain small-business relationships. We also entered into an alliance with ADP, the country’s leading payroll services provider. With this partnership, ADP provides approximately 200 dedicated representatives throughout our footprint to assist our commercial relationship managers in providing payroll solutions for our business customers.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. Sovereign acquired Independence on June 1, 2006, and we believe this acquisition will strengthen our franchise. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2006 and 2007 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has narrowed. As discussed in Note 6, Sovereign restructured its balance sheet and sold approximately $8.0 billion of low margin and/or high credit risk assets. We utilized the proceeds to pay off higher cost borrowings. These actions helped increase our net interest margin during the second quarter of 2007 to 2.71% from 2.60% in the fourth quarter of 2006 prior to the restructuring. Net interest margin in future periods will also be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. We would expect our net interest margin to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

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
     As discussed previously, there were approximately $658 million of correspondent home equity loans that we did not sell and are now holding for investment. The loans were marked to market at March 31, 2007 which considered the credit risk at that time associated with the loans. Many of these correspondent home equity loans were non-prime loans. The non-prime market has been impacted by the housing market and has shown increasing levels of delinquencies and charge offs. As of June 30, 2007, we concluded that our existing reserves are adequate to cover losses for this loan portfolio. However, if the housing market deteriorates further and or delinquencies or loss rates rise, Sovereign could be required to record additional provisions for loan losses for this portfolio in future periods.
     The mortgage industry has been impacted by adverse developments in the non-prime sector related to loan losses which has caused decreased investor demand for loans originated and sold by mortgage companies. This has resulted in liquidity issues for certain mortgage companies and has had an adverse impact on financial results for these companies. Sovereign provides warehouse financing to various mortgage companies which is included in our commercial loan portfolio. These financings comprise less than 3% of our commercial loan portfolio and we believe our existing reserve levels are adequate to cover losses for these financings. However, we will continue to monitor this portfolio in future periods given recent market conditions for the mortgage industry and determine the impact, if any, on the allowance for loan losses related to these financings.
RESULTS OF OPERATIONS
General
     Net income/(loss) was $147.5 million, or $0.29 per diluted share, and $195.5 million, or $0.39 per diluted share, for the three-month and six-month periods ended June 30, 2007 as compared to $(59.1) million, or $(0.15) per diluted share, and $82.3 million, or $0.20 per diluted share, for the three-month and six-month periods ended June 30, 2006.
     During the first quarter, as previously discussed, the Company’s Board of Directors approved management’s decision to close/consolidate approximately 40 underperforming branches. During the three-month and six-month periods ended June 30, 2007, Sovereign recorded charges of $15.0 million and $24.4 million related to the decision to write-down to fair value the fixed assets at these locations and to accrue for the present values of the remaining lease obligations, net of the estimated fair value of sub-leasing these properties. The fair value sublease estimate was derived by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either additional restructuring expense or a reversal thereof.
     In mid-December, Sovereign notified approximately 360 employees that their positions had been eliminated. Additionally, we expect that approximately 400 positions will be eliminated primarily through attrition by the third quarter of 2007 and the Company does not plan on filling approximately 140 open positions. Sovereign terminated additional employees in the first half of 2007, resulting in year to date severance charges of $10.3 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter. During the second quarter, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. During the first quarter of 2007, Sovereign recorded a non-deductible non-cash charge of $43.4 million in connection with this action based on the value of our common stock at March 31, 2007. In the second quarter, the charge was adjusted based on the final price of our common stock on the date that the ESOP was repaid which reduced the previous charge recorded in the first quarter by $3.3 million.
     As part of the restructuring plan, Sovereign redeemed certain asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities totaling approximately $929 million. In connection with these transactions, Sovereign incurred debt extinguishment charges of $13.3 million during the quarter ended June 30, 2007. Sovereign believes these actions will improve net income in future periods as the financings were higher cost borrowings.
     In the second quarter of 2007, Sovereign sold $1.0 billion of multi-family and commercial real estate loans as part of the CMBS securitization which resulted in a gain of $13.8 million which is recorded in mortgage banking revenues. See Note 12 for further discussion.
     In the first quarter of 2007, Sovereign sold $2.9 billion of residential loans, $1.3 billion of multi-family loans and $3.4 billion of correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. As discussed previously, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million for the three-month period ended March 31, 2007, which was recorded within mortgage banking revenue. In addition to this charge, Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. We also were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from the deterioration of the loan portfolio since year-end and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million for the three-month period ended March 31, 2007. The total charge related to the correspondent home equity loan sale of $119.9 million in 2007 is reflected in mortgage banking income/(loss).
     During the three month period ended June 30, 2006, following the acquisition of Independence (discussed in Note 16), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods. As a result, we incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 million had been previously classified as held-to-maturity, and Sovereign recorded a pre-tax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held-to-maturity investment securities to the available-for-sale investment category.
     During the three-month period ended June 30, 2006, Sovereign also recorded other-than-temporary impairment charges of $67.5 million on FNMA and FHLMC preferred stock. Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and the severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge. As of June 30, 2007, Sovereign held $803.1 million of perpetual preferred stock of FNMA and FHLMC which had a net unrealized gain of $37.1 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2007 AND 2006
(in thousands)

	2007			2006
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$14,605,167	$446,257	6.12%	$13,465,431	$352,178	5.50%
LOANS:
Commercial loans	25,037,502	896,922	7.21%	18,004,647	630,664	7.08%
Multi-Family	5,260,766	170,970	6.51%	1,001,868	31,285	6.25%
Consumer loans
Residential mortgages	15,007,930	426,604	5.69%	13,627,166	379,714	5.57%
Home equity loans and lines of credit	7,705,765	267,154	6.98%	9,902,583	314,190	6.38%

Total consumer loans secured by real estate	22,713,695	693,758	6.13%	23,529,749	693,904	5.91%

Auto loans	5,558,312	189,007	6.86%	4,403,218	126,009	5.77%
Other	405,150	17,114	8.52%	465,093	17,529	7.60%

Total consumer	28,677,157	899,879	6.30%	28,398,060	837,442	5.92%

Total loans	58,975,425	1,967,771	6.71%	47,404,575	1,499,391	6.37%
Allowance for loan losses	(484,122)	—	—	(437,527)	—	—

NET LOANS	58,491,303	1,967,771	6.76%	46,967,048	1,499,391	6.43%

TOTAL EARNING ASSETS	73,096,470	2,414,028	6.63%	60,432,479	1,851,569	6.22%
Other assets	11,665,137	—	—	8,333,596	—	—

TOTAL ASSETS	$84,761,607	$2,414,028	5.72%	$68,766,075	$1,851,569	5.47%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$29,432,728	$447,246	3.06%	$23,393,489	$282,992	2.44%
Time deposits	15,587,954	375,621	4.86%	12,399,719	254,875	4.15%

TOTAL DEPOSITS	45,020,682	822,867	3.69%	35,793,208	537,867	3.03%

BORROWED FUNDS:
FHLB advances	16,155,849	404,590	5.03%	14,404,317	307,622	4.30%
Fed funds and repurchase agreements	1,451,213	38,748	5.38%	1,008,563	24,655	4.91%
Other borrowings	5,318,968	159,332	6.00%	4,604,700	118,678	5.17%

TOTAL BORROWED FUNDS	22,926,030	602,670	5.28%	20,017,580	450,955	4.53%

TOTAL FUNDING LIABILITIES	67,946,712	1,425,537	4.22%	55,810,788	988,822	3.57%
Demand deposit accounts	6,378,845	—	—	5,376,537	—	—
Other liabilities	1,660,284	—	—	1,278,892	—	—

TOTAL LIABILITIES	75,985,841	1,425,537	3.78%	62,466,217	988,822	3.19%
STOCKHOLDERS’ EQUITY	8,775,766	—	—	6,299,858	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,761,607	1,425,537	3.39%	$68,766,075	988,822	2.90%

NET INTEREST INCOME		$988,491			$862,747

NET INTEREST SPREAD (1)			2.41%			2.65%

NET INTEREST MARGIN (2)			2.71%			2.92%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month and six-month periods ended June 30, 2007 was $453.4 million and $941.2 million compared to $438.8 million and $842.7 million for the same periods in 2006. The increase in net interest income was due to growth in average interest earning assets to $70.3 billion and $73.1 billion for the three-month and six-month periods ending June 30, 2007 compared to $64.3 billion and $60.4 billion for the three-month and six-month periods ending June 30, 2006. These increases are due to the Independence acquisition as well as strong growth in commercial and auto loans. Partially offsetting this increase was a decrease in net interest margin for the three-month period and six-month period ended June 30, 2007 to 2.71%, compared to the corresponding periods in the prior year of 2.86% and 2.92%, respectively, resulting from the flattening yield curve, which became inverted during the first quarter of 2006 and whose spread has continued to remain under pressure. Additionally, low-cost core deposit growth has not kept pace with our loan growth and as a result loan growth has been funded with higher cost borrowings which has put pressure on our net interest margin.
     Interest on investment securities and interest earning deposits was $195.6 million and $405.9 million for the three-month and six-month periods ended June 30, 2007 compared to $183.1 million and $334.5 million for the same periods in 2006. The average balance of investment securities was $14.6 billion with an average tax equivalent yield of 6.12% for the six-month period ended June 30, 2007 compared to an average balance of $13.5 billion with an average yield of 5.50% for the same period in 2006. The increase in yield is primarily due to a rise in market interest rates and due to the investment restructuring Sovereign executed in the second and fourth quarters of 2006. The increase in average balance was due to the acquisition of Independence.
     Interest on loans was $943.9 million and $2.0 billion for the three-month and six-month periods ended June 30, 2007 compared to $808.9 million and $1.5 billion for the three-month and six-month periods in 2006. The average balance of loans was $59.0 billion with an average yield of 6.71% for the six-month period ended June 30, 2007 compared to an average balance of $47.4 billion with an average yield of 6.37% for the same period in 2006. Average balances of commercial loans in 2007 increased $7.0 billion, as compared to 2006 primarily due to strong organic growth in our commercial loan portfolio and the impact of loans acquired from Independence. Commercial loan yields have increased 13 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages increased $1.4 billion due to loans acquired from Independence. Average home equity loans and lines of credit decreased $2.2 billion from the prior year due to Sovereign’s decision to cease purchasing correspondent home equity loans in the first quarter of 2006 and due to the sale of $3.3 billion of these loans at the end of the first quarter of 2007. Sovereign also acquired a $5.6 billion multi-family loan portfolio from Independence whose average balance totaled $5.3 billion in the six-month period ended June 30, 2007. Sovereign sold $1.3 billion of multi-family loans in the first quarter of 2007 and approximately $687.7 million in the second quarter of 2007 as a part of the CMBS securitization. Average balances of auto loans increased to $5.6 billion from $4.4 billion due to organic in-market growth and a recent decision towards the middle of 2006 to expand loan production offices in the Southeastern and Southwestern United States (“the Southwest and Southeast production offices”). These production offices have significantly contributed to the growth in auto loan balances and these loan portfolios comprise approximately 30% of our outstanding portfolio and approximately 61% of our 2007 originations.
     Interest on deposits and related customer accounts was $409.6 million and $822.9 million for the three-month and six-month periods ended June 30, 2007 compared to $306.0 million and $537.9 million for the same periods in 2006. The average balance of deposits was $45.0 billion with an average cost of 3.69% for the six-month period ended June 30, 2007 compared to an average balance of $35.8 billion with an average cost of 3.03% for the same period in 2006. Additionally, the average balance of non-interest bearing demand deposits has increased to $6.4 billion at June 30, 2007 from $5.4 billion for the same period in the prior year. The increase in the balance of total deposits is primarily due to the addition of deposits in connection with the Independence acquisition. Also contributing to the increase is time deposit and money market growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase.
     Interest on borrowed funds was $276.4 million and $602.7 million for the three-month and six-month periods ended June 30, 2007 compared to $247.2 million and $451.0 million for the same periods in 2006. The average balance of borrowings was $22.9 billion with an average cost of 5.28% for the six-month period ended June 30, 2007 compared to an average balance of $20.0 billion with an average cost of 4.53% for the same period in 2006.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 3.76%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2007 was $51.0 million and $97.0 million compared to $44.5 million and $73.5 million for the same periods in 2006. The provision for credit losses for the six months ended June 30, 2007 includes a higher level of provision versus 2006 due to an increase in criticized categories of our commercial loan portfolio in 2007 and loan growth primarily in our commercial and auto loan portfolios.
     Net loan charge-offs for the six months ended June 30, 2007 were $49.8 million compared to $57.7 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.17% for the six months ended June 30, 2007 compared to 0.21% for the comparable period in the prior year. However, prior year results include charge-offs associated with the correspondent home equity portfolio of $10.2 million or 0.12%. Sovereign sold the majority of this portfolio in the first quarter and the remaining loans in the portfolio have been written down to fair value. Non-performing loans and non-performing assets at June 30, 2007 exclude $51.6 million of loans related to the remaining correspondent home equity portfolio that was written down to fair value since this write down considered future credit losses. Non-performing assets were $282.4 million or 0.34% of total assets at June 30, 2007, compared to $221.6 million or 0.27% of total assets (excluding loans held for sale) at December 31, 2006 and $259.1 million or 0.29% of total assets at June 30, 2006. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Six-Month Period Ended
	June 30,
	2007	2006
Allowance for loan losses, beginning of period	$471,030	$419,599

Charge-offs:
Commercial	27,613	24,248
Consumer secured by real estate	11,476	28,947
Consumer not secured by real estate	46,159	36,004

Total Charge-offs	85,248	89,199

Recoveries:
Commercial	6,156	7,388
Consumer secured by real estate	5,897	2,946
Consumer not secured by real estate	23,431	21,142

Total Recoveries	35,484	31,476

Charge-offs, net of recoveries	49,764	57,723
Provision for loan losses (1)	94,828	77,672
Allowance released in connection with loan sales	12,409	—
Acquired allowance for loan losses from business acquisitions	—	97,824

Allowance for loan losses, end of period	$503,685	$537,372

Reserve for unfunded lending commitments, beginning of period	15,255	18,212
Provision/(benefit) for unfunded lending commitments (1)	2,172	(4,172)
Reserve for unfunded lending commitments, end of period	17,427	14,040

Total Allowance for credit losses	$521,112	$551,412

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Income
     Total non-interest income/(loss) was $190.3 million and $237.1 million for the three-month and six-month periods ended June 30, 2007 compared to $(163.1) million and $(28.7) million for the same periods in 2006. The previously discussed $119.9 million charge on the correspondent home equity loan portfolio was included in the six months ended June 30, 2007. The losses in 2006 were driven by the previously mentioned $238.3 million loss on sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA/FHLMC preferred stock.
     Consumer banking fees were $77.3 million and $145.3 million for the three-month and six-month periods ended June 30, 2007 compared to $67.5 million and $128.3 million for the same periods in 2006, representing a 15% and 13% increase, respectively. The increase for the six months ended June 30, 2007 was due primarily to growth in loan fees to $5.7 million for the six-month period ended June 30, 2007 compared to $1.5 million for the corresponding period in the prior year due to the acquisition of Independence as well as a gain of $2.7 million on the sale of $78.8 million of student loans during the quarter ended June 30, 2007. Average deposits increased from $35.8 billion for the six-month period ended June 30, 2006 to $45.0 billion for the six-month period ended June 30, 2007, as a result of the Independence acquisition.
     Commercial banking fees were $52.0 million and $101.5 million for the three-month and six-month periods ended June 30, 2007 compared to $43.9 million and $83.0 million for the same periods in 2006, representing an increase of 18% and 22%, respectively. This was primarily due to higher loan fees resulting from growth in the commercial loan portfolio (resulting from the Independence acquisition as well as organic growth). Average commercial loans increased from $18.0 billion for the six-month period ended June 30, 2006 to $25.0 billion for the six-month period ended June 30, 2007.
Net mortgage banking income was composed of the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Mortgage servicing fees	$10,460	$6,744	$20,189	$12,718
Amortization of mortgage servicing rights	(8,236)	(4,693)	(17,718)	(8,527)
Net gains/(loss) under SFAS 133	783	(663)	395	427
Recoveries of mortgage servicing rights	656	—	656	—
Net gain recorded on commercial mortgage backed securitization	13,772	—	10,496	—
Sales of mortgage loans and related securities, home equity and multifamily loans	9,065	3,136	(94,723)	12,898

Total mortgage banking income	$26,500	$4,524	$(80,705)	$17,516

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
     In the second quarter of 2007, Sovereign securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively. As discussed in Note 12, Sovereign retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, Sovereign recorded a gain of $13.8 million, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. In the first quarter of 2007, Sovereign sold $1.3 billion of multi-family loans and recorded a gain of $6.1 million in connection with the sale. Mortgage banking revenues declined from the prior year due to the previously discussed $119.9 million charge on the correspondent home equity portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     At June 30, 2007, Sovereign serviced approximately $9.7 billion of mortgage loans for others and our net mortgage servicing asset was $125.2 million, compared to $9.2 billion of loans serviced for others and a net mortgage servicing asset of $118.6 million, at December 31, 2006. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2007	December 31, 2006	June 30, 2006
CPR speed	11.43%	14.23%	10.94%
Escrow credit spread	5.07%	4.85%	4.53%
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2007, Sovereign had a $19.9 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At June 30, 2007 and December 31, 2006, Sovereign serviced $9.9 billion and $8.0 billion, respectively, of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $191.4 million and $152.3 million, respectively. As a result of retaining servicing, the Company had a $21.6 million and $20.4 million loan servicing asset at June 30, 2007 and December 31, 2006, respectively. Sovereign recorded servicing asset amortization of $1.6 million and $3.1 million related to the multi-family loans sold to Fannie Mae for the three-month and six-month periods ended June 30, 2007 and recognized servicing assets of $1.3 million and $4.2 million during the same periods.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in BOLI income to $20.3 million and $40.8 million for the three-month and six-month periods ended June 30, 2007 compared to $15.4 million and $26.7 million for the comparable periods in the prior year is due to BOLI acquired in our acquisition of Independence and a purchase of $300 million of BOLI made by Sovereign in the second quarter of 2006.
General and Administrative Expenses
     General and administrative expenses for the three-month and six-month periods ended June 30, 2007 were $336.6 million and $666.6 million compared to $303.3 million and $583.3 million for the same periods in 2006. General and administrative expenses increased in 2007 primarily due to increased compensation and benefit costs associated with the hiring of additional team members and operating expenses associated with the Independence acquisition. Average full time equivalents during the second quarter of 2007 rose to 11,411 from 9,760 for the comparable prior year period due to team members acquired from Independence.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense, employee severance and other restructuring and proxy and related professional fees. Other expenses were $79.5 million and $196.2 million for the three-month and six-month periods ended June 30, 2007, compared to $58.9 million and $103.7 million for the same periods in 2006. The reason for the variance is discussed below.
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $8.1 million at June 30, 2007. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $6.7 million and $12.9 million for the three-month and six-month periods ended June 30, 2007, respectively, and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States.
     As previously discussed, Sovereign recorded charges of $42.2 million and $40.1 million for the six-month period ended June 30, 2007 associated with restructuring charges and freezing its ESOP, respectively. Sovereign also recorded debt extinguishment charges of $13.3 million and $13.8 million during the three-month and six-month periods ended June 30, 2007.
     Sovereign recorded intangible amortization expense of $32.3 million and $65.5 million for the three-month period and six-month periods ended June 30, 2007 compared to $24.2 million and $41.4 million for the corresponding periods in the prior year. The reason for the increase is due primarily to the additional intangible amortization expense associated with core deposit and other intangible assets of $394.2 million recorded in connection with the Independence acquisition.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Provision
     An income tax provision of $29.2 million and $23.1 million was recorded for the three-month and six-month periods ended June 30, 2007, compared to a benefit of $71.9 million and $28.8 million for the same periods in 2006. The effective tax rate for the three-month and six-month periods ended June 30, 2007 was 16.5% and 10.6%, respectively, compared to 54.9% and (53.8)% for the same periods in 2006. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The lower effective tax rate for the three and six-month periods ended June 30, 2007 results from the reduced level of pre-tax income of the Company due to the previously discussed restructuring charges and charges associated with freezing its ESOP and additional charges on the correspondent home equity loan portfolio. The effective tax rate for three and six-month periods ended June 30, 2006 were impacted by the tax benefit recorded on the $238.3 million loss on our investment restructuring and the $67.5 million other-than-temporary charge on FNMA/FHLMC preferred stock.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. We anticipate that the IRS will complete this review in 2007. Included in this examination cycle are the two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 13 in the Company’s Form 10K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and for the six-month period ended June 30, 2007, Sovereign accrued an additional $87.6 million and $21.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $55.4 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect our income tax provision in future periods.

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
     The Mid-Atlantic Banking Division’s net interest income decreased $2.9 million and $7.4 million to $77.3 million and $152.7 million for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.44% for the first six months of 2007 compared to 2.58% for the same period in the prior year reflecting the difficult interest rate environment. The average balance of loans was $4.9 billion for the six months ended June 30, 2007 compared to an average balance of $4.4 billion for the corresponding period in the preceding year. The average balance of deposits was $8.1 billion for the six months ended June 30, 2007, compared to $8.3 billion for the same period a year ago. The provision for credit losses increased $2.1 million and $5.8 million for the three months and six months ended June 30, 2007 and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses totaled $70.7 million and $140.2 million for the three months and six months ended June 30, 2007, compared to $71.6 million and $139.4 million for the three months and six months ended June 30, 2006.
     The New England Banking Division’s net interest income decreased $8.0 million and $15.6 million to $157.5 million and $313.2 million for the three-month and six month periods ended June 30, 2007 compared to the corresponding periods in the preceding year. The decrease in net interest income was principally due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.68% for the first six months of 2007 compared to 2.94% for the same period in the prior year. The average balance of loans was $6.1 billion for the six months ended June 30, 2007 compared to an average balance of $5.4 billion for the corresponding period in the preceding year. The average balance of deposits was $18.2 billion for the six months ended June 30, 2007, compared to $17.7 billion for the same period a year ago. The provision for credit losses increased $0.4 million and $0.8 million to $4.7 million and $8.6 million for the three-month and six-month periods ended June 30, 2007. General and administrative expenses (including allocated corporate and direct support costs) decreased from $126.2 million and $245.2 million for the three months and six months ended June 30, 2006, to $118.9 million and $234.9 million for the three months and six months ended June 30, 2007 or a decrease of 5.8% and 4.2%, respectively. This decline is due to our previously mentioned expense savings initiative.
     The Metro New York Banking Division’s net interest income increased $56.3 million and $150.6 million to $142.8 million and $296.0 million for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in the preceding year. The increase in net interest income was principally due to the acquisition of Independence on June 1, 2006 and was partially offset by a compression in net spreads in this segment. The net spread on a match funded basis for this segment was 2.12% for the first six months of 2007 compared to 2.52% for the same period in the prior year reflecting the difficult interest rate environment. The average balance of loans was $12.5 billion for the six months ended June 30, 2007 compared to an average balance of $3.8 billion for the corresponding period in the preceding year. The average balance of deposits was $16.2 billion for the six months ended June 30, 2007, compared to $8.9 billion for the same period a year ago. The increase in fees and other income of $28.6 million and $47.7 million for the three-month and six month periods ended June 30, 2007 compared to the corresponding periods in the preceding year was primarily due to the acquisition of Independence on June 1, 2006. The provision for credit losses decreased $7.0 million and $6.8 million to $6.9 million and $10.6 million for the three-month and six-month periods ended June 30, 2007. During the second quarter of 2006, Sovereign engaged an outside consultant to conduct an analysis of Independence’s multi-family loan portfolio, since this was largely a new asset class for Sovereign. As a result of the analysis, Sovereign increased the loss percentage that Independence had historically maintained on pass rated multi-family loans which caused Sovereign to record additional provision for credit losses of $12.5 million. General and administrative expenses (including allocated corporate and direct support costs) increased from $61.3 million and $98.1 million for the three months and six months ended June 30, 2006, to $109.7 million and $215.6 million for the three months and six months ended June 30, 2007. The increase in general and administrative expenses is principally due to the acquisition of Independence on June 1, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Shared Services Consumer segment net interest income decreased $7.9 million to $71.8 million for the three-month period ended June 30, 2007 and increased $5.2 million to $172.2 million for the six-month period ended June 30, 2007 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.56% for the first six months of 2007 compared to 1.42% for the same period in the prior year. The increase in spreads is due to the impact of the sale of $3.3 billion of correspondent home equity loans at the end of the first quarter of 2007, as well as increased originations of higher yielding auto loans. The average balance of loans for the six-month period ended June 30, 2007 was $23.5 billion compared with $23.9 billion for the corresponding period in the prior year. Fees and other income was a net loss of $99.4 million for the six-month period ended June 30, 2007 compared to income of $22.8 million for the corresponding period in the prior year. The reason for the decline was the previously discussed charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses decreased $0.6 million and $1.1 million to $20.0 million and $38.7 million at June 30, 2007 due to lower charge-offs because of the previously mentioned sale of the correspondent home equity loan business in the first quarter of 2007. This benefit has been partially offset by higher losses on our indirect auto loans due to this portfolio’s growth. General and administrative expenses totaled $24.8 million and $51.9 million for the three months and six months ended June 30, 2007, compared to $28.7 million and $65.5 million for the three months and six months ended June 30, 2006. This decline in expenses is a result of the aforementioned closure of the correspondent home equity business and the impact of our expense savings initiatives.
     The Shared Services Commercial segment net interest income increased $10.7 million and $17.9 million to $67.7 million and $129.4 million for the three-month and six-month periods ended June 30, 2007 compared to the corresponding periods in the preceding year due to growth in our commercial loan portfolios. The net spread on a match funded basis for this segment was 2.23% for the first six months of 2007 compared to 2.37% for the same period in the prior year reflecting the difficult interest rate environment. The average balance of loans for the six months ended June 30, 2007 was $12.0 billion compared with $9.9 billion for the corresponding period in the prior year. The increase in fees and other income of $8.2 million and $18.9 million for the three-month and six month periods ended June 30, 2007 compared to the corresponding periods in the preceding year was primarily due to increases in capital markets revenue and commercial loan fees. The provision for credit losses increased $11.7 million and $24.7 million to $13.1 million and $29.3 million for the three months and six months ended June 30, 2007 due to loan growth and increased commercial charge-offs. General and administrative expenses (including allocated corporate and direct support costs) were $35.7 million and $72.4 million for the three months and six months ended June 30, 2007 compared with $33.8 million and $63.2 million for the corresponding periods in the prior year. The reason for the increase is due to investments needed to support the growth of this reporting segment.
     The net loss before income taxes for Other decreased $252.9 million and $191.2 million to a loss of $91.8 million and $210.6 million for the three months and six months ended June 30, 2007 compared to the corresponding periods in the preceding year. Net interest expense increased $34.3 million and $52.2 million to $63.6 million and $122.2 million for the three months and six months ended June 30, 2007 compared to the corresponding periods in the preceding year due primarily to a $2.9 billion increase in average borrowings offset by a $1.1 billion increase in average investments. Average borrowings for the six-month period ended June 30, 2007 and 2006 was $22.9 billion and $20.0 billion, respectively, with an average cost of 5.28% and 4.53%. Average investments for the six-month period ended June 30, 2007 and 2006 was $14.6 billion and $13.5 billion respectively, at an average yield of 6.12% and 5.50%. The increase in average balance was due to our Independence acquisition. The increase in the yield is primarily due to the rise in market interest rates between periods and the investment restructuring Sovereign executed in the second and fourth quarters of 2006.
     The Other segment includes the previously mentioned restructuring, severance and debt extinguishment charges of $56.0 million for the six-months ended June 30, 2007 as well as $40.1 million expense related to freezing our ESOP plan. See Note 15 for further discussion. The Other segment includes amortization of intangible asset expense of $32.3 million and $65.5 million for the three-month and six-month periods ended June 30, 2007 compared to $24.2 million and $41.4 million for the three-month and six-month periods ended June 30, 2006. The reason for the increase is due to the core deposit and other intangibles created as a result of the Independence acquisition. The six-month period ended June 30, 2006 included proxy and related professional fee expense of $14.3 million which is also discussed in Note 15. The three-month and six-month periods ended June 30, 2006 included investment restructuring losses of $238.3 million on the sale of $3.5 billion of investments and an other-than-temporary impairment charge of $67.5 million of FNMA and FHLMC preferred stock. See Note 3 for further discussion.

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
FINANCIAL CONDITION
Loan Portfolio
     At June 30, 2007, commercial loans totaled $25.5 billion representing 45.2% of Sovereign’s loan portfolio, compared to $24.7 billion or 39.5% of the loan portfolio at December 31, 2006 and $22.9 billion or 37.1% of the loan portfolio at June 30, 2006. At both June 30, 2007 and December 31, 2006, only 7% and 6%, respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2006 has been driven by organic loan growth, offset by the sale of $327 million of commercial real estate loans as part of the securitization in the second quarter. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s restructuring plan to deemphasize lower yielding residential and multi-family loans and increase our commercial loan portfolio.
     At June 30, 2007, multi-family loans totaled $4.0 billion representing 7.1% of Sovereign’s loan portfolio, compared to $5.8 billion or 9.2% of the loan portfolio at December 31, 2006 and $6.1 billion or 10.0% of the loan portfolio at June 30, 2006. The decrease from the prior year is due to recent loan sales. In the second quarter of 2007 Sovereign sold $687.7 million of this loan portfolio as part of the commercial mortgage backed securitization. In the first quarter of 2007 Sovereign sold $1.3 billion of this loan portfolio as part of the Company’s previously discussed balance sheet restructuring plan.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $5.9 billion and residential loans of $14.4 billion) totaled $20.3 billion at June 30, 2007, representing 36.0% of Sovereign’s loan portfolio, compared to $26.8 billion, or 42.9%, of the loan portfolio at December 31, 2006 and $27.8 billion or 45.0% of the loan portfolio at June 30, 2006. The decrease in the consumer loan portfolio secured by real estate was driven by the sale of $3.4 billion of correspondent home equity loans and $2.9 million of residential loans that occurred during the first quarter in connection with the balance sheet restructuring.
     The consumer loan portfolio not secured by real estate (consisting of indirect automobile loans of $6.3 billion and other consumer loans of $0.3 million) totaled $6.6 billion at June 30, 2007, representing 11.7% of Sovereign’s loan portfolio, compared to $5.3 billion, or 8.4%, of the loan portfolio at December 31, 2006 and $4.9 billion or 7.9% of the loan portfolio at June 30, 2006. The increase in the consumer loan portfolio not secured by real estate is primarily due to organic in-market growth and a recent decision towards the middle of 2006 to expand loan production offices in the Southeastern and Southwestern United States. The Southwest and Southeast production offices have significantly contributed to the growth in auto loan balances; and these loan portfolios are approximately 30% of our outstanding auto loan portfolio and approximately 61% of our 2007 auto loan originations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Performing Assets
     At June 30, 2007, Sovereign’s non-performing assets increased by $46.8 million to $282.4 million compared to $235.6 million at December 31, 2006. This increase is due primarily to non-accrual commercial loans as well as an increase in residential non-accrual loans and other real estate owned. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets weakened to 0.50% at June 30, 2007 from 0.43% at December 31, 2006. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2007	2006
Non-accrual loans:
Consumer:
Residential mortgages	$69,392	$47,687
Home equity loans and lines of credit	12,875	10,312
Auto loans and other consumer loans	2,334	2,955

Total consumer loans	84,601	60,954
Commercial	80,706	69,207
Commercial real estate	69,525	75,710
Multifamily	4,552	1,486

Total non-accrual loans	239,384	207,357
Restructured loans	503	557

Total non-performing loans (2)	239,887	207,914

Other real estate owned	34,724	22,562
Other repossessed assets	7,755	5,126

Total other real estate owned and other repossessed assets	42,479	27,688

Total non-performing assets (2)	$282,366	$235,602

Past due 90 days or more as to interest or principal and accruing interest	$42,585	$40,103
Annualized net loan charge-offs to average loans (3)	.17%	.96%
Non-performing assets as a percentage of total assets (2) (4)	.34%	.29%
Non-performing loans as a percentage of total loans (2) (4)	.42%	.38%
Non-performing assets as a percentage of total loans and real estate owned (2) (4)	.50%	.43%
Allowance for credit losses as a percentage of total non-performing assets (2) (1)	184.6%	206.4%
Allowance for credit losses as a percentage of total non-performing loans (2) (1)	217.2%	233.9%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Non-performing loans and assets at June 30, 2007 exclude $51.6 million of correspondent home equity loans that were written down to fair value at March 31, 2007 since they were previously classified as held for sale at December 31, 2006. Sovereign has reclassified these loans back into our loan portfolio as of March 31, 2007. Non-performing loans and assets at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that were classified as held for sale.

(3)	Includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

(4)	The calculation of these ratios at June 30, 2007 excludes approximately $491 million of loans that have been marked down to fair value as of March 31, 2007. The calculation of these ratios at December 31, 2006 excludes $7.6 billion of loans held for sale.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Loans ninety (90) days or more past due and still accruing interest increased by $2.5 million from December 31, 2006 to June 30, 2007, mostly attributable to increases of $1.4 million in residential loans.
     Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $122.0 million and $102.1 million at June 30, 2007 and December 31, 2006, respectively. This increase in potential problem loans relates primarily to a mild weakening of the credit quality of our commercial loan portfolio. As a percentage of total loans, potential problem loans were 0.22% and 0.16% at June 30, 2007 and December 31, 2006, respectively.
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	June 30, 2007		December 31, 2006
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$385,702	52%	$375,014	49%
Consumer loans secured by real estate	51,410	36	45,521	43
Consumer loans not secured by real estate	63,055	12	45,730	8
Unallocated allowance	3,518	n/a	4,765	n/a

Total allowance for loan losses	$503,685	100%	$471,030	100%
Reserve for unfunded lending commitments	17,427		15,255

	$521,112		$486,285

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $375.0 million at December 31, 2006 to $385.7 million at June 30, 2007. This is a result of an increase in criticized assets at June 30, 2007 and loan growth which required additional reserves. As a percentage of commercial loans, the allowance increased from 1.24% to 1.32% at June 30, 2007 which reflects the mild weakening of the commercial loan portfolio in 2007.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $51.4 million at June 30, 2007 from $45.5 million at December 31, 2006. As a percentage of consumer loans secured by real estate the allowance was 0.26% at June 30, 2007 compared with 0.23% at December 31, 2006. This increased reserve level reflects a mild weakening of the credit quality of this portfolio.
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
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $45.7 million at December 31, 2006 to $63.1 million at June 30, 2007 primarily due to an increase of $1.5 billion in auto loans. This growth has been due primarily to our efforts to expand into certain markets in the Southeast and Southwestern United States. Loan originations for these markets during the first six months of 2007 totaled $1.7 billion at a weighted average yield of 8.12%. As a result of this loan growth and a mild weakening of the credit quality of this portfolio, the allowance for loan losses increased, and as a result the reserve as a percentage of consumer loans not secured by real estate has increased from 0.87% at December 31, 2006 to 0.95% at June 30, 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Unallocated Allowance. The unallocated allowance for loan losses decreased to $3.5 million at June 30, 2007 from $4.8 million at December 31, 2006. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $15.3 million at December 31, 2006 to $17.4 million at June 30, 2007 due to changes in the amounts of unfunded commitments during these time periods, as well as increases in the amount of criticized lines since year end.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at June 30, 2007 was 4.6 years.
     Total investment securities available-for-sale were $13.3 billion at June 30, 2007 and $13.9 billion at December 31, 2006. The reason for the decrease is due to maturation of US Treasury securities that were not reinvested. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Other investments, which consists primarily of FHLB stock, decreased to $798.5 million at June 30, 2007 from $1.0 billion at December 31, 2006 as the Company sold FHLB stock given the reduced level of FHLB borrowings as a result of the balance sheet restructuring.
Goodwill and Core Deposit Intangible Assets
     Goodwill remained constant at $5.0 billion at both June 30, 2007 and December 31, 2006 and core deposit intangibles decreased by $63.4 million since December 31, 2006 due to year-to-date amortization expense. There were no goodwill or core deposit intangible asset impairment charges recorded in 2006 and through June 30, 2007.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2007	$122,897	$63,404	$59,493
2008	100,467	—	100,467
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2007 were $49.8 billion compared to $52.4 billion at December 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2007 and December 31, 2006 were $22.5 billion and $26.8 billion, respectively. This decline is due to the balance sheet restructuring that was previously discussed. See Note 6 for further discussion.
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
     In connection with the balance sheet restructuring, Sovereign redeemed certain asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities totaling approximately $929 million. In connection with these transactions, Sovereign incurred debt extinguishment charges of $13.3 million during the quarter ended June 30, 2007. Sovereign believes these actions will improve net income in future periods as these borrowings had higher interest rates than other sources of funding available to Sovereign.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $2.0 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at June 30, 2007. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $96.3 million at June 30, 2007 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At June 30, 2007, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 12 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.

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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2007 and December 31, 2006, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2007 and December 31, 2006 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at June 30, 2007:
Regulatory capital	$5,359,371	$5,359,371	$5,095,754	$6,805,141
Minimum capital requirement (1)	1,547,560	3,095,121	2,603,969	5,207,939

Excess	$3,811,811	$2,264,250	$2,491,785	$1,597,202

Sovereign Bank capital ratio	6.93%	6.93%	7.83%	10.45%

Sovereign Bank at December 31, 2006:
Regulatory capital	$5,224,710	$5,224,710	$5,023,535	$6,726,462
Minimum capital requirement (1)	1,679,397	3,358,794	2,671,247	5,342,494

Excess	$3,545,313	$1,865,916	$2,352,288	$1,383,968

Sovereign Bank capital ratio	6.22%	6.22%	7.52%	10.07%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE
	COMMON	TANGIBLE	TIER 1
	EQUITY TO	EQUITY TO	LEVERAGE
	TANGIBLE	TANGIBLE	CAPITAL
REGULATORY CAPITAL	ASSETS	ASSETS	RATIO
Capital ratio at June 30, 2007 (1)	4.07%	4.33%	6.40%
Capital ratio at December 31, 2006 (1)	3.50%	3.73%	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Sovereign Bancorp capital ratios at June 30, 2007 have increased from December 31, 2006 levels due to significant charges that were recorded in the fourth quarter of 2006 related to the balance sheet restructuring and the expense saving initiatives as discussed in our Form 10-K.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2007, Sovereign had $11.3 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
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
     Cash and cash equivalents increased $63.2 million from December 31, 2006. Net cash provided by operating activities was $381.2 million for 2007. Net cash provided by investing activities for 2007 was $6.7 billion and consisted primarily of proceeds from the sale of loans of $9.0 billion and the maturity or prepayment of investment securities of $3.7 billion, offset by investment purchases and the net change in loans of $3.6 billion and $2.8 billion, respectively. Net cash used by financing activities for 2007 was $7.0 billion, which was primarily due to decreases of $3.9 billion and $2.5 billion in borrowings and deposits, respectively. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$19,051,982	$11,726,767	$1,486,114	$872,112	$4,966,989
Securities sold under repurchase agreements (1)	80,490	3,225	77,265	—	—
Fed Funds (1)	420,060	420,060	—	—	—
Other debt obligations (1)	4,082,641	1,445,472	697,781	670,075	1,269,313
Junior subordinated debentures due to Capital Trust entities (1)(2)	4,250,770	154,110	186,820	188,018	3,721,822
Certificates of deposit (1)	15,832,193	13,397,748	1,644,480	308,377	481,588
Investment partnership commitments (3)	39,891	24,920	14,845	32	94
Operating leases	827,980	99,872	174,114	155,957	398,037

Total contractual cash obligations	$44,586,007	$27,272,174	$4,281,419	$2,194,571	$10,837,843

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $34.7 billion that are due on demand by customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2007 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$20,978,583	$9,817,177	$3,384,728	$3,471,965	$4,304,713
Standby letters of credit	4,151,049	911,730	1,188,328	1,758,412	292,579
Loans sold with recourse	267,171	4,564	23,752	46,075	192,780
Forward buy commitments	444,866	444,866	—	—	—

Total commercial commitments	$25,841,669	$11,178,337	$4,596,808	$5,276,452	$4,790,072

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.0 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2007 was $4.2 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.2 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2007. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at June 30, 2007	income would result
Up 100 basis points	(2.43)%
Down 100 basis points	1.22%
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
     As of June 30, 2007, the one year cumulative gap was (1.78)%, compared to (4.97)% at December 31, 2006. The impact of the previously discussed balance sheet restructuring has brought this ratio closer to 0%.

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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at June 30, 2007	June 30, 2007	December 31, 2006
Base	12.72%	10.87%
Up 200 basis points	11.92%	10.16%
Up 100 basis points	12.35%	10.58%
Down 100 basis points	12.76%	10.79%
Down 200 basis points	12.44%	10.33%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1 is not applicable.
Item 1A – Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2007:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
4/1/07 through 4/30/07	1,339	$25.41	N/A	19,500,000
5/1/07 through 5/31/07	303	24.00	N/A	19,500,000
6/1/07 through 6/30/07	10,741	22.28	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of June 30, 2007. Twenty one million shares have been purchased under these repurchase programs as of June 30, 2007. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.

Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 12,383 shares outside of publicly announced repurchase programs during the second quarter of 2007.
Item 3 is not applicable or the response is negative.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2007 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held on May 3, 2007. The following is a brief description of each matter voted on at the meeting.

	SHARES
					BROKER
PROPOSAL	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES
1. To elect three (3) Class II directors of Sovereign, each to serve for a term of three years and until their successors shall have been elected and qualified:
P. Michael Ehlerman	379,522,607	N/A	37,841,774	—	—
Andrew C. Hove, Jr.	380,898,181	N/A	36,466,200	—	—
Juan Rodriguez-Inciarte	377,717,607	N/A	39,646,774	—	—
2. To ratify the appointment by the Audit Committee of Sovereign’s Board of Directors of Ernst & Young LLP as Sovereign’s independent auditors for the fiscal year ending December 31, 2007	413,726,337	1,224,642	—	2,413,402	—
3. To approve the shareholder proposal to amend the Company’s amended and restated articles of incorporation to “opt out” of coverage of Subchapter E of Chapter 25 of Pennsylvania’s Business Corporation Law	361,425,314	52,676,810	—	3,262,257	—
Item 5 is not applicable or the response is negative.

Item 6 – Exhibits
     (a) Exhibits

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(4.1)	Second Amendment to Second Amended and Restated Rights Agreement (the “Second Amendment”), dated as of June 29, 2007, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 of Sovereign Bancorp’s Form 8-K/A No. 5 filed June 29, 2007).

(4.2)	Form of Rights Certificate (Incorporated herein by reference to Exhibit B to the Second Amendment). Pursuant to the Rights Agreement, the Amendment and the Second Amendment, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement, as amended).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: August 8, 2007	/s/ Joseph P. Campanelli

Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: August 8, 2007	/s/ Mark R. McCollom

Mark R. McCollom
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(4.1)	Second Amendment to Second Amended and Restated Rights Agreement (the “Second Amendment”), dated as of June 29, 2007, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC (Incorporated by reference to Exhibit 4.3 of Sovereign Bancorp’s Form 8-K/A No. 5 filed June 29, 2007).

(4.2)	Form of Rights Certificate (Incorporated herein by reference to Exhibit B to the Second Amendment). Pursuant to the Rights Agreement, the Amendment and the Second Amendment, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement, as amended).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.