Form 10-Q
period 2007-09-30
SOVEREIGN BANCORP INC
filed 2007-11-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(215) 557-4630
Registrant’s telephone number including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock (no par value)	480,561,629 shares

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

FORWARD LOOKING STATEMENTS
(continued)
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

PART 1- FINANCIAL INFORMATION
Item 1. Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$3,992,731	$1,804,117
Investment securities:
Available-for-sale	14,307,929	13,874,628
Other investments	981,921	1,003,012
Loans held for investment	56,579,351	54,976,675
Allowance for loan losses	(629,747)	(471,030)

Net loans held for investment	55,949,604	54,505,645

Loans held for sale	569,013	7,611,921
Premises and equipment	559,040	605,707
Accrued interest receivable	384,812	422,901
Goodwill	5,003,022	5,005,185
Core deposit intangibles and other intangibles, net of accumulated amortization of $724,794 and $629,218 at September 30, 2007 and December 31, 2006, respectively	402,257	498,420
Bank owned life insurance	1,773,829	1,725,222
Other assets	2,683,170	2,585,091

TOTAL ASSETS	$86,607,328	$89,641,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$50,098,048	$52,384,554
Borrowings and other debt obligations	26,161,337	26,849,717
Advance payments by borrowers for taxes and insurance	94,373	98,041
Other liabilities	1,381,581	1,508,753

TOTAL LIABILITIES	77,735,339	80,841,065

Minority interests	146,075	156,385

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 481,819,892 shares issued at September 30, 2007 and 479,228,330 shares issued at December 31, 2006	6,277,292	6,183,281
Warrants and employee stock options issued	347,630	343,391
Unallocated common stock held by the Employee Stock Ownership Plan at cost; 0 shares at September 30, 2007 and 2,760,133 shares at December 31, 2006	—	(19,019)
Treasury stock at cost; 1,384,143 shares at September 30, 2007 and 2,713,086 shares at December 31, 2006	(20,359)	(49,028)
Accumulated other comprehensive loss	(218,155)	(24,746)
Retained earnings	2,144,061	2,015,075

TOTAL STOCKHOLDERS’ EQUITY	8,725,914	8,644,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,607,328	$89,641,849

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$7,117	$5,408	$17,497	$10,478
Investment securities:
Available-for-sale	177,125	202,831	547,212	409,579
Held-to-maturity	—	—	—	104,026
Other investments	11,886	13,287	37,366	31,906
Interest on loans	954,014	1,019,325	2,914,841	2,516,413

TOTAL INTEREST INCOME	1,150,142	1,240,851	3,516,916	3,072,402

INTEREST EXPENSE:
Deposits and customer accounts	408,680	412,858	1,231,547	950,725
Borrowings and other debt obligations	284,701	336,206	887,371	787,161

TOTAL INTEREST EXPENSE	693,381	749,064	2,118,918	1,737,886

NET INTEREST INCOME	456,761	491,787	1,397,998	1,334,516
Provision for credit losses	162,500	45,000	259,500	118,500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	294,261	446,787	1,138,498	1,216,016

NON-INTEREST INCOME:
Consumer banking fees	73,113	74,298	218,395	202,563
Commercial banking fees	44,155	47,690	145,609	130,655
Mortgage banking (loss)/income	3,752	14,329	(76,953)	31,845
Capital markets (expense) revenue	(12,627)	4,009	(956)	10,211
Bank owned life insurance	24,439	20,116	65,222	46,802
Miscellaneous income	8,557	11,409	26,251	26,091

TOTAL FEES AND OTHER INCOME	141,389	171,851	377,568	448,167
Net gain/(loss) on investment securities	1,884	29,154	2,854	(275,873)

TOTAL NON-INTEREST INCOME	143,273	201,005	380,422	172,294

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	172,319	182,607	517,672	475,852
Occupancy and equipment expenses	75,217	78,594	231,373	210,942
Technology expense	23,940	25,128	71,088	69,808
Outside services	16,434	17,928	48,681	49,275
Marketing expense	16,296	14,552	42,220	39,322
Other administrative expenses	37,440	33,009	97,200	89,891

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	341,646	351,818	1,008,234	935,090

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$31,066	$34,092	$96,576	$75,536
Loss on economic hedges	—	—	—	11,387
Minority interest expense	5,189	6,149	15,544	18,220
Merger-related and integration charges	—	28,403	2,242	31,862
Equity method investments	1,724	6,701	24,271	27,697
Restructuring, other employee severance and debt extinguishment charges	6,029	—	61,999	—
ESOP expense related to freezing of plan	—	—	40,119	—
Proxy and related professional (recoveries)/fees	—	—	(516)	14,337

TOTAL OTHER EXPENSES	44,008	75,345	240,235	179,039

INCOME/ BEFORE INCOME TAXES	51,880	220,629	270,451	274,181
Income tax (benefit)/provision	(6,330)	36,620	16,730	7,830

NET INCOME	$58,210	$184,009	$253,721	$266,351

EARNINGS/ PER SHARE:
Basic	$0.11	$0.39	$0.51	$0.62

Diluted	$0.11	$0.37	$0.51	$0.62

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$0.08	$0.24	$0.22

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007
(Unaudited)
(in thousands)

					Unallocated
	Common				Common		Accumulated		Total
	Shares			Warrants	Stock		Other		Stock-
	Out-	Preferred	Common	& Stock	Held by	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	ESOP	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive income:

Net income	—	—	—	—	—	—	—	253,721	253,721
Change in unrealized gain/loss, net of tax:

Investment securities available for sale	—	—	—	—	—	—	(161,095)	—	(161,095)

Pension liabilities	—	—	—	—	—	—	1,401	—	1,401

Cash flow hedge derivative financial instruments	—	—	—	—	—	—	(33,715)	—	(33,715)

Total comprehensive income									60,312

Stock issued in connection with employee benefit and incentive compensation plans	3,486	—	28,518	(852)	—	36,212	—	—	63,878

Employee stock options earned	—	—	—	5,091	—	—	—	—	5,091
Dividends paid on common stock	—	—	—	—	—	—	—	(114,737)	(114,737)
Dividends paid on preferred stock	—	—	—	—	—	—	—	(10,950)	(10,950)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—	—	—	952	952

Issuance of common stock	741	—	17,819	—	—	—	—	—	17,819
ESOP shares sold in conjunction with plan termination	1,102	—	18,980	—	7,594	—	—	—	26,574
Allocation of ESOP shares	1,658	—	28,694	—	11,425	—	—	—	40,119
Stock repurchased	(306)	—	—	—	—	(7,543)	—	—	(7,543)

Balance, September 30, 2007	480,436	$195,445	$6,277,292	$347,630	$—	$(20,359)	$(218,155)	$2,144,061	$8,725,914

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$253,721	$266,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	259,500	118,500
Depreciation and amortization	201,218	155,427
Net amortization/accretion of investment securities and loan premiums and discounts	37,044	90,022
Net (gain)/loss on sale of loans	47,792	(34,453)
Net (gain)/loss on investment securities	(2,854)	275,873
Net loss on real estate owned and premises and equipment	4,274	896
Loss on debt extinguishments	14,714	—
Net loss on economic hedges	—	11,387
Stock-based compensation	21,140	22,442
Allocation of Employee Stock Ownership Plan	40,119	—
Origination and purchases of loans held for sale, net of repayments	(3,555,147)	(2,157,720)
Proceeds from sales of loans held for sale	3,383,813	1,819,931
Net change in:
Accrued interest receivable	38,089	(47,882)
Other assets and bank owned life insurance	(129,471)	(1,955,915)
Other liabilities	(128,197)	69,645

Net cash provided by/(used in) operating activities	485,755	(1,365,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	127,718	9,644,535
Held-to-maturity	—	1,774,475
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,992,785	1,496,817
Held-to-maturity	—	186,845
Net change in other short-term investments	(1,829,529)	(331,916)
Purchases of available-for-sale investment securities	(2,943,917)	(10,481,973)
Purchases of held-to-maturity investment securities	—	(557,704)
Proceeds from sales of loans	9,080,571	4,003,156
Purchase of loans	(176,063)	(6,546,275)
Net change in loans other than purchases and sales	(3,462,251)	(3,394,957)
Proceeds from sales of premises and equipment	26,046	13,408
Purchases of premises and equipment	(43,804)	(76,074)
Proceeds from sales of real estate owned	12,441	5,249
Net cash (paid)/received from business combinations	—	(2,713,208)

Net cash (provided by)/used in investing activities	4,783,997	(6,977,622)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2007	2006
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	(2,294,922)	3,771,155
Net increase in borrowings	1,062,385	2,545,871
Proceeds from senior notes and credit facility	580,000	875,000
Repayments of borrowings and other debt obligations	(2,347,090)	(550,000)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	(3,668)	(32,640)
Repurchase of minority interests	(11,822)	—
Cash dividends paid to preferred stockholders	(10,950)	(4,258)
Cash dividends paid to common stockholders	(114,737)	(88,212)
Proceeds from issuance of preferred stock, net of transaction costs	—	195,445
Proceeds from issuance of common stock, net of transaction costs	27,695	2,033,649
Sale of unallocated ESOP shares	26,574	—
Treasury stock repurchases, net of proceeds	5,397	397,775

Net cash (provided by)/used in financing activities	(3,081,138)	9,143,785

Net change in cash and cash equivalents	2,188,614	800,667
Cash and cash equivalents at beginning of period	1,804,117	1,131,936

Cash and cash equivalents at end of period	$3,992,731	$1,932,603

	Nine-Month Period
	Ended September 30,
	2007	2006
	(in thousands)
Supplemental Disclosures:
Income taxes paid	$60,913	$82,081
Interest paid	$2,297,235	$1,316,197
     Non cash transactions: In the first quarter of 2007, Sovereign reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loans held for investment portfolio. In the third quarter of 2007, Sovereign reclassified $158 million of commercial industrial loans that were previously classified as held for sale to its loan held for investment portfolio. See Note 4 for further discussion.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of the parent company, Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank (the “Bank”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
     These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheet, statements of operations, stockholders’ equity and cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.
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
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$58,210	$184,009	$253,721	$266,351
Less preferred dividend	(3,650)	(1,825)	(10,950)	(4,258)

Net income available to common stockholders	54,560	182,184	242,771	262,093
Contingently convertible trust preferred interest expense, net of tax (1)	—	6,344	—	19,006

Net income for diluted EPS available to common stockholders	$54,560	$188,528	$242,771	$281,099

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	480,171	472,447	477,884	420,673
Dilutive effect of:
Warrants (1)	—	27,435	—	27,427
Stock options (1)	—	6,253	—	6,165

Weighted average diluted shares	480,171	506,135	477,884	454,265

EARNINGS PER SHARE:
Basic	$0.11	$0.39	$0.51	$0.62
Diluted	$0.11	$0.37	$0.51	$0.62

(1)	These items were excluded from diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 since the result would have been anti-dilutive.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	September 30, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$2,124,715	$461	$13	$2,125,163
Debentures of FHLB, FNMA, and FHLMC	198,194	4,582	60	202,716
Corporate debt and asset-backed securities	954,703	8	97,411	857,300
Equity securities (1)	819,467	5,217	11,413	813,271
State and municipal securities	2,506,999	17,424	30,797	2,493,626
Mortgage-backed securities:
U.S. government agencies	256,069	479	1,086	255,462
FHLMC and FNMA debt securities	3,711,993	4,611	16,686	3,699,918
Non-agency securities	3,925,817	7,614	72,958	3,860,473

Total investment securities available-for-sale	$14,497,957	$40,396	$230,424	$14,307,929

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$1,561,685	$38	$878	$1,560,845
Debentures of FHLB, FNMA, and FHLMC	242,248	3,001	1,149	244,100
Corporate debt and asset-backed securities	953,374	3,443	6,315	950,502
Equity securities (1)	893,627	48,491	—	942,118
State and municipal securities	2,510,975	45,325	1,494	2,554,806
Mortgage-backed securities:
U.S. government agencies	45,400	765	105	46,060
FHLMC and FNMA debt securities	3,598,731	12,088	5,185	3,605,634
Non-agency securities	4,009,789	13,139	52,365	3,970,563

Total investment securities available-for-sale	$13,815,829	$126,290	$67,491	$13,874,628

(1)      Equity securities consist principally of preferred stock of FHLMC and FNMA.
     Investment securities available for sale with an estimated fair value of $8.4 billion and $9.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at September 30, 2007 and December 31, 2006, respectively.
     The unrealized losses on corporate debt and asset backed securities include $93.5 million of unrealized losses on $750 million of highly rated investments in collateralized debt obligations (“CDOs”) at September 30, 2007. These CDOs consist of interests in structured investment vehicles backed by investment grade corporate loans. In all of the CDOs, Sovereign’s investment is senior to a subordinated tranche(s) which have first loss exposure. We concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the debt obligations. The CDOs were purchased in the second and third quarters of 2006 and have not experienced any losses to date. Sovereign does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     During the three month period ended June 30, 2006, following the acquisition of Independence (discussed in Note 16), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pre-tax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held-to-maturity investment securities as investments available-for-sale.
     The following table discloses the age of gross unrealized losses in Sovereign’s investment portfolio as of September 30, 2007 and December 31, 2006 (in thousands):

	At September 30, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$—	$—	$3,027	$(13)	$3,027	$(13)
Debentures of FHLB, FNMA and FHLMC	—	—	57,822	(60)	57,822	(60)
Corporate debt and asset-backed securities	532,111	(72,819)	187,746	(24,592)	719,857	(97,411)
Equity securities	375,770	(11,413)	—	—	375,770	(11,413)
State and municipal securities	1,759,035	(30,717)	21,114	(80)	1,780,149	(30,797)
Mortgage-backed Securities:
U.S. government agencies	215,587	(1,007)	2,170	(79)	217,757	(1,086)
FHLMC and FNMA debt securities	3,018,839	(13,686)	107,527	(3,000)	3,126,366	(16,686)
Non-agency securities	1,231,445	(18,730)	1,643,056	(54,228)	2,874,501	(72,958)

Total investment securities available-for-sale	$7,132,787	$(148,372)	$2,022,462	$(82,052)	$9,155,249	$(230,424)

	At December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$1,495,712	$(733)	$15,995	$(145)	$1,511,707	$(878)
Debentures of FHLB, FNMA and FHLMC	—	—	101,341	(1,149)	101,341	(1,149)
Corporate debt and asset-backed securities	446,261	(4,014)	61,820	(2,301)	508,081	(6,315)
State and municipal securities	247,409	(1,312)	21,239	(182)	268,648	(1,494)
Mortgage-backed Securities:
U.S. government agencies	219	(8)	2,258	(97)	2,477	(105)
FHLMC and FNMA debt securities	641,851	(1,009)	126,193	(4,176)	768,044	(5,185)
Non-agency securities	456,897	(1,703)	1,962,694	(50,662)	2,419,591	(52,365)

Total investment securities available-for-sale	$3,288,349	$(8,779)	$2,291,540	$(58,712)	$5,579,889	$(67,491)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     As of September 30, 2007, management has concluded that the unrealized losses above on its investment securities (which totaled 374 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (Aaa rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
     During the second quarter of 2006, Sovereign recorded other-than-temporary impairment charges of $67.5 million on FNMA and FHLMC preferred stock. Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC was other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and the severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge.
(4) LOANS HELD FOR INVESTMENT
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate loans	$11,650,822	20.6%	$11,514,983	21.0%
Commercial and industrial loans	13,807,542	24.4	11,561,183	21.0
Multifamily loans	3,965,131	7.0	5,621,429	10.2
Other	245,357	0.4	1,518,603	2.8

Total commercial loans held for investment	29,668,852	52.4	30,216,198	55.0

Residential mortgages	13,684,909	24.2	14,316,168	26.0
Home equity loans and lines of credit	6,058,143	10.7	5,176,346	9.4

Total consumer loans secured by real estate	19,743,052	34.9	19,492,514	35.4

Auto loans	6,853,381	12.1	4,848,204	8.8
Other	314,066	0.6	419,759	0.8

Total consumer loans held for investment	26,910,499	47.6	24,760,477	45.0

Total loans held for investment (1)	$56,579,351	100.0%	$54,976,675	100.0%

Total loans held for investment with:
Fixed rate	$33,119,311	58.5%	$32,321,464	58.8%
Variable rate	23,460,040	41.5	22,655,211	41.2

Total loans held for investment (1)	$56,579,351	100.0%	$54,976,675	100.0%

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $268.3 million and $258.4 million at September 30, 2007 and December 31, 2006, respectively. Loans pledged as collateral totaled $15.4 billion and $17.7 billion at September 30, 2007 and December 31, 2006, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(4) LOANS (continued)
     The following table presents the composition of the loan held for sale portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial real estate	$170,829	30.0%	$—	—%
Commercial and industrial loans	—	—	109,123	1.4
Multifamily	73,202	12.9	147,022	1.9
Residential mortgages	324,982	57.1	3,088,562	40.6
Home equity loans and lines of credit	—	—	4,267,214	56.1

Total loans held for sale	$569,013	100.0%	$7,611,921	100.0%

Total loans held for sale with:
Fixed rate	$569,013	100.0%	$7,395,494	97.2%
Variable rate	—	—	216,427	2.8

Total loans held for sale	$569,013	100.0%	$7,611,921	100.0%

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
     During the three-month period ended September 30, 2007, Sovereign recorded lower of cost or market write downs of $5.4 million and $6.2 million on its commercial real estate/multifamily loan portfolios and its commercial and industrial loan syndication portfolios due to widening credit spreads in the market place. These charges were recorded in mortgage banking revenues and commercial banking fees, respectively. Due to adverse market conditions, Sovereign transferred its commercial and industrial loan portfolio of $158 million to loans held for investment. Before transferring these loans into the held for investment portfolio, Sovereign marked down these loans to market using quotations from an external third party pricing service. The commercial real estate/ multi-family portfolios continue to be classified as held for sale at September 30, 2007.
(5) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	September 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
Account Type	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,272,412	13%	—%	$6,577,585	12%	—%
NOW accounts	5,352,228	11	1.11	6,333,667	12	1.24
Wholesale NOW	4,319,805	9	4.97	3,573,861	7	4.97
Customer repurchase agreements	2,726,686	5	3.95	2,206,445	4	4.74
Savings accounts	3,984,551	8	0.68	4,637,346	9	0.65
Money market accounts	10,258,960	20	3.71	8,875,353	17	3.17
Wholesale money market accounts	1,556,973	3	5.00	4,116,417	8	5.51
Certificates of deposit	11,970,145	24	4.63	11,338,935	22	4.45
Wholesale certificates of deposit	3,656,288	7	5.19	4,724,945	9	5.14

Total deposits	$50,098,048	100%	3.21%	$52,384,554	100%	3.14%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2007		December 31, 2006
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$76,286	4.12%	$199,671	3.85%
Fed funds purchased	1,389,900	4.80	1,700,000	5.22
FHLB advances	21,074,719	4.81	19,563,985	4.81
Asset-backed floating rate notes and secured financings	—	—	1,971,000	3.58
Subordinated notes	1,146,477	4.66	1,139,511	4.68
Holding company borrowings and other debt obligations:
Senior notes	1,041,811	5.37	740,334	5.13
Senior credit facility	180,000	6.33	—	—
Junior subordinated debentures due to Capital Trust Entities	1,252,144	7.37	1,535,216	7.65

Total borrowings and other debt obligations	$26,161,337	4.96%	$26,849,717	4.90%

     As more fully discussed in our 2006 Form 10-K, Sovereign restructured its balance sheet in order to improve its capital position. In the first quarter of 2007, Sovereign sold approximately $8.0 billion of low margin and/or higher credit risk assets and utilized the proceeds to reduce higher cost borrowing obligations.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 3.88%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period. If these advances are not called, they would mature on various dates ranging from August 2012 to September 2016.
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
     In the first quarter of 2007, Sovereign renegotiated its $400 million, 364-day revolving line of credit at the holding company with the Bank of Scotland. This line of credit has now been separated into two $200 million lines with maturity dates of February 27, 2008 and August 28, 2008 at LIBOR plus 60 basis points.
     During the nine-month period ended September 30, 2007, Sovereign redeemed approximately $283.1 million of junior subordinated debentures due to Capital Trust Entities and $2.0 billion of asset backed floating rate notes. In connection with these transactions, Sovereign incurred debt extinguishment charges of $0.9 million and $14.7 million during the three-month and nine-month periods ended September 30, 2007.
     At September 30, 2007, there was $4.5 billion of short-term borrowings related to investments that were purchased in late September to maintain compliance with certain regulatory requirements. These investments matured in early October 2007. The proceeds from the investments were used to repay FHLB advances.

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the nine-month period ended September 30, 2007 and 2006, hedge ineffectiveness income/(loss) of $(1.2) million and $2.3 million, respectively, was recorded in earnings associated with fair value hedges.
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
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. For the nine months ended September 30, 2007 and 2006, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. During the first quarter of 2007, Sovereign terminated $3.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $3.2 billion of borrowings, resulting in a net after-tax gain of $1.6 million. The gain will continue to be deferred in accumulated other comprehensive income (AOCI) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments originally hedged will not occur, in which case the gain in AOCI will be recognized immediately. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the nine months ended September 30, 2007 or 2006 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of September 30, 2007, Sovereign expects approximately $8.8 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at September 30, 2007 and December 31, 2006 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2007
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,091,000	$—	$10,485	4.31%	5.33%	3.2
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	7,900,000	1,443	93,845	5.22%	4.95%	2.7

Total derivatives used in SFAS 133 hedging relationships	$8,991,000	$1,443	$104,330	5.11%	5.00%	2.7

December 31, 2006
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$1,344,000	$—	$22,806	4.16%	5.25%	1.8
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	8,500,000	19,174	45,842	5.37%	5.09%	2.4

Total derivatives used in SFAS 133 hedging relationships	$9,844,000	$19,174	$68,648	5.20%	5.11%	2.3

Summary information regarding other derivative activities at September 30, 2007 and December 31, 2006 follows (in thousands):

	September 30,	December 31,
	2007	2006
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$3,805	$304
Interest rate lock commitments	(2,359)	(11)

Total mortgage banking risk management	1,446	293

Swaps receive fixed	42,066	2,380
Swaps pay fixed	(10,833)	26,431
Market value hedge	(11,221)	1,490

Net customer related interest rate hedges	20,012	30,301

Precious metals forward sale agreements	(31,880)	(11,763)
Precious metals forward purchase arrangements	30,379	12,039
Foreign exchange	871	(89)

Total activity	$20,828	$30,781

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the nine months ended September 30, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	September 30, 2007	September 30, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $10.5 million and an increase to other liabilities of $10.5 million.	Decrease in net interest income of $9.5 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $1.4 million and $93.8 million, respectively, and decrease to deferred taxes and stockholders’ equity of $32.3 million and $60.0 million, respectively.	Increase in net interest income of $15.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $3.8 million.	Increase in mortgage banking revenues of $24.9 million.

Interest rate lock commitments	Decrease to mortgage loans of $2.4 million.	Decrease in mortgage banking revenues of $1.3 million.

Net customer related hedges	Increase to other assets of $20.0 million.	Decrease in capital markets revenue of $9.6 million.

Forward commitments to sell precious metals inventory, net	Increase to other liabilities of $1.5 million.	Decrease in commercial banking fees of $1.8 million.

Foreign exchange	Increase to other assets of $0.9 million.	Increase in commercial banking revenues of $0.6 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2006 and for the nine months ended September 30, 2006:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months
Derivative Activity	December 31, 2006	Ended September 30, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.8 million and an increase to other liabilities of $22.8 million.	Decrease in net interest income of $14.4 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other assets and other liabilities of $19.2 million and $45.8 million, respectively, and a decrease to deferred taxes and stockholders’ equity of $9.3 million and $17.3 million, respectively.	Increase in net interest income of $6.7 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $0.3 million.	Decrease in mortgage banking revenues of $0.7 million.

Interest rate lock commitments	Decrease to mortgage loans of $11 thousand.	Increase in mortgage banking revenues of $0.2 million.

Net customer related hedges	Increase to other assets of $30.3 million.	Increase in capital markets revenue of $3.3 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other assets of $0.3 million.	Increase in commercial banking fees of $1.9 million.

Foreign exchange	Increase to other liabilities of $90 thousand.	Decrease in commercial banking revenues of $0.7 million.
     Net interest income resulting from interest rate exchange agreements included $118.0 million and $317.2 million of income and $117.1 million and $323.4 million of expense for the three-month and nine-month periods ended September 30, 2007, respectively, compared with $107.6 million and $225.5 million of income and $107.3 million and $233.3 million of expense for the corresponding periods in the prior year.
     Net gains generated from derivative instruments (including trading revenues) executed with customers are included as capital markets revenue on the income statement and totaled $2.7 million and $9.2 million for the three months and nine months ended September 30, 2007, respectively, compared with $4.2 million and $9.0 million for the three months and nine months ended September 30, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(8) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income	$58,210	$184,009	$253,721	$266,351
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(81,314)	(66,252)	(41,603)	(33,836)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(16,907)	200,808	(159,252)	51,954
Add unrealized loss resulting from HTM to AFS reclass, net of tax	—	—	—	(25,625)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,337)	(3,037)	(7,888)	(9,012)
Pensions	(138)	—	(1,401)	—
Investments available-for-sale	1,225	18,950	1,843	(94,750)

Comprehensive income	$(38,761)	$302,652	$60,312	$362,606

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $122.8 million, net accumulated losses on unfunded pension liabilities of $4.7 million and net accumulated losses on derivatives of $90.6 million at September 30, 2007 and net unrealized gains on securities of $38.3 million, net accumulated losses on unfunded pension liabilities of $6.1 million and net accumulated losses on derivatives of $56.9 million at December 31, 2006.
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
     At September 30, 2007 and December 31, 2006, Sovereign serviced residential real estate loans for the benefit of others totaling $10.3 billion and $9.2 billion, respectively. The fair value of the servicing portfolio at September 30, 2007 and December 31, 2006 was $151.9 million and $123.1 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2006	$118,638
Mortgage servicing assets recognized	42,227
Amortization	(27,250)
Write-off of servicing assets	(65)

Gross balance at September 30, 2007	133,550
Valuation allowance	(501)

Balance as September 30, 2007	$133,049

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

	September 30, 2007	December 31, 2006	September 30, 2006
CPR speed	12.77%	14.23%	12.50%
Escrow credit spread	5.16%	4.85%	4.71%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the nine months ended September 30, 2007 consisted of the following (in thousands):

Balance as of December 31, 2006	$1,222
Write-offs of reserves	(65)
Decrease in valuation allowance for mortgage servicing rights	(656)

Balance as September 30, 2007	$501

     For the three-month and nine-month periods ended September 30, 2007, mortgage servicing fee income was $10.5 million and $30.7 million, compared with $8.9 million and $21.6 million for the corresponding periods in the prior year. Sovereign had (losses)/gains on the sale of mortgage loans, multifamily loans and home equity loans of $6.4 million and $(88.4) million for the three-month and nine-month periods ended September 30, 2007, compared with $14.7 million and $27.6 million for the corresponding periods ended September 30, 2006. The loss recorded for the nine month period ended September 30, 2007 is a result of a $119.9 million charge recorded on the correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. However, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. In addition, Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from increases in delinquencies on the loan portfolio since year-end and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million.
     Included in the mortgage banking revenue totals above was a loss of $5.4 million and a gain of $5.1 million, respectively for the three-month and nine-month periods ended September 30, 2007 related to a commercial real estate and multifamily loans that are intended to be sold and/or were sold during 2007. See Note 12 for additional discussion.
     Sovereign also originates and sells multifamily loans in the secondary market to Fannie Mae while retaining servicing. At September 30, 2007 and December 31, 2006, Sovereign serviced $10.3 billion and $8.0 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $21.9 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $7.7 million related to the multifamily loans sold to Fannie Mae and recognized servicing assets of $6.7 million during the first nine months of 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
     The following tables present certain information regarding the Company’s segments (in thousands):

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$77,848	160,098	138,554	72,452	$66,655	$(58,846)	$456,761
Fees and other income	20,843	42,271	22,539	12,355	15,626	27,755	141,389
Provision for credit losses	8,864	10,854	14,081	108,728	19,973	—	162,500
General and administrative expenses	69,486	118,347	110,290	30,319	36,696	(23,492)	341,646
Depreciation/Amortization	2,533	3,742	9,244	8,478	2,145	41,294	67,436
Income (loss) before income taxes	20,342	73,167	36,721	(50,273)	25,526	(53,603)	51,880
Intersegment revenues (expense) (1)	47,127	173,015	80,396	(265,173)	(152,979)	117,614	—
Total average assets	$5,098,952	$6,638,444	$11,078,636	$23,009,095	$13,149,289	$22,622,752	$81,597,168

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the nine-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$230,568	$475,194	$434,510	$244,633	$194,120	$(181,027)	$1,397,998
Fees and other income	61,439	124,855	103,192	(87,010)	100,167	74,925	377,568
Provision for credit losses	18,638	19,603	24,693	147,437	49,129	—	259,500
General and administrative expenses	209,690	353,813	325,904	82,187	108,580	(71,940)	1,008,234
Depreciation/Amortization	7,746	12,190	20,972	30,556	6,459	123,295	201,218
Income (loss) before income taxes	63,679	226,633	187,104	(79,038)	136,321	(264,248)	270,451
Intersegment revenues (expense) (1)	140,840	510,803	198,790	(819,775)	(446,900)	416,242	—
Total average assets	$4,974,440	$6,534,946	$12,092,099	$24,011,769	$12,854,834	$23,227,115	$83,695,203

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$79,962	$165,886	$154,218	$84,119	$59,756	$(52,154)	$491,787
Fees and other income	21,748	43,127	39,653	7,136	39,365	20,822	171,851
Provision for credit losses	6,076	3,110	2,306	29,587	3,921	—	45,000
General and administrative expenses	72,616	124,934	104,841	26,496	36,786	(13,855)	351,818
Depreciation/Amortization	2,791	4,146	22,637	10,230	1,808	22,846	64,458
Income (loss) before income taxes	23,018	80,968	71,931	32,057	58,413	(45,758)	220,629
Intersegment revenues (expense) (1)	51,145	168,093	59,921	(313,667)	(143,070)	177,578	—
Total average assets	$4,767,563	$6,198,819	$19,355,785	$27,324,698	$11,840,237	$20,467,151	$89,954,253

		New	Metro New
	Mid-Atlantic	England	York	Shared	Shared
For the nine-month period ended	Banking	Banking	Banking	Services	Services
September 30, 2006	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$240,042	$496,747	$299,570	$251,085	$169,159	$(122,087)	$1,334,516
Fees and other income	62,719	127,160	72,582	29,953	104,892	50,861	448,167
Provision for credit losses	10,081	9,929	19,683	69,354	9,453	—	118,500
General and administrative expenses	212,049	370,518	202,929	91,960	99,613	(41,979)	935,090
Depreciation/Amortization	8,144	12,725	34,965	24,738	4,864	69,991	155,427
Income (loss) before income taxes	80,631	243,459	124,112	106,839	164,985	(445,845)	274,181
Intersegment revenues (expense) (1)	156,783	492,022	196,280	(838,941)	(376,342)	370,198	—
Total average assets	$4,582,078	$5,947,539	$9,840,829	$25,412,795	$11,200,691	$18,922,741	$75,906,673

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(11) RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (FAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157 there is now a common definition of fair value to be used throughout GAAP. This new standard is intended to make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007. Sovereign will adopt this interpretation on January 1, 2008.
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
     During the second quarter of 2007, Sovereign executed a commercial mortgage backed securitization which consisted of approximately $687.7 million of multi-family loans and $327.0 million of commercial real estate loans. Sovereign retained certain subordinated certificates issued in connection with the securitization which were valued in the market place at approximately $15.6 million as well as certain servicing responsibilities for the assets that were sold. In connection with this transaction, Sovereign recorded a pretax gain of $13.8 million in the second quarter of 2007, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests based on their relative fair values at the sale date. The value of the retained subordinated certificates is subject to credit and prepayment risk. In accordance with SFAS No. 140, the subordinated certificates are classified in investments available for sale on our Consolidated Balance Sheet. The investors have no recourse to the Company’s other assets, other than the retained subordinated certificates, to serve as additional collateral to protect their interests in the securitization.
     Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at September 30, 2007 and December 31, 2006, and the net credit losses for the nine-month period ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

	September 30, 2007			December 31, 2006
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$14,070,940	$119,607	$1,745	$17,480,841	$101,448	$8,782
Home Equity Loans and Lines of Credit	6,168,057	87,830	3,037	9,574,735	125,253	448,526	(1)
Commercial Real Estate and Multi-family Loans	16,841,278	56,265	8,387	—	—	—
Automotive Floor Plan Loans	1,100,357	—	838	1,389,164	—	—

Total Owned and Securitized	$38,180,632	$263,702	$14,007	$28,444,740	$226,701	$457,308

Less:
Securitized Mortgage Loans	$61,049	$732	$30	$76,111	$383	$17
Securitized Home Equity Loans	109,913	17,017	2,154	131,175	14,907	3,322
Commercial Real Estate and Multi-family Loans	981,294	—	—	—	—	—
Securitized Automotive Floor Plan Loans	855,000	—	838	855,000	—	—

Total Securitized Loans	$2,007,256	$17,749	$3,022	$1,062,286	$15,290	$3,339

Net Loans	$36,173,376	$245,953	$10,985	$27,382,454	$211,411	$453,969

(1)	Includes charge of $382.5 million related to correspondent home equity loans classified as held for sale at December 31, 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(12) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
At September 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

		Home
		Equity		Commercial
		Loans &	Auto	Loans
	Mortgage	Lines of	Floor	Secured by
	Loans	Credit	Plan Loans	Real Estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$—	$5,681	$—	$5,681
Subordinated interest retained	15,945	—	43,996	15,628	75,569
Servicing rights	920	245	—	—	1,165
Interest only strips	—	6,739	1,010	—	7,749
Cash reserve	—	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$16,865	$6,984	$55,068	$15,628	$94,545

Weighted-average life (in yrs)	0.28	1.67	0.27	9.72
Prepayment speed assumption (annual rate)
As of the date of the securitization	40%	22%	50%	10%
As of December 31, 2006	40%	19%	46%	—
As of September 30, 2007	40%	18%	53%	10%
Impact on fair value of 10% adverse change	$—	$(61)	$(90)	$—
Impact on fair value of 20% adverse change	$—	$(121)	$(144)	$—
Expected credit losses (annual rate)
As of the date of the securitization	0.12%	0.75%	0.25%	0.05%
As of December 31, 2006	0.12%	1.95%	0.25%	—
As of September 30, 2007	0.12%	3.74%	0.25%	0.05%
Impact on fair value of 10% adverse change	$(2)	$(124)	$(34)	$(159)
Impact on fair value of 20% adverse change	$(3)	$(232)	$(68)	$(318)
Residual cash flows discount rate (annual)
As of the date of the securitization	9%	12%	8%	12%
As of December 31, 2006	9%	12%	8%	—
As of September 30, 2007	9%	12%	8%	12%
Impact on fair value of 10% adverse change	$(2)	$(57)	$(81)	$(338)
Impact on fair value of 20% adverse change	$(4)	$(124)	$(163)	$(663)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $165.6 million at September 30, 2007 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $36.7 million at September 30, 2007. Sovereign investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(13) ADOPTION OF FASB INTERPRETATION NO. 48
     Sovereign adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $0.9 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. On January 1, 2007, Sovereign had unrecognized tax benefit reserves related to uncertain tax positions of $67.2 million. Of this amount, approximately $10.7 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $56.5 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
     Sovereign’s unrecognized tax benefit reserve increased $8.4 million during the nine-month period ended September 30, 2007 to $75.6 million as a result of $10.0 million of unrecognized tax benefits related to uncertain tax positions taken during the nine-month period ended September 30, 2007 offset by a $1.6 million reduction as a result of a lapse of the applicable statute of limitations. Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the nine-month period ended September 30, 2007, Sovereign recognized approximately $2.3 million and for the years ended December 31, 2006, and 2005, the Company recognized approximately $1.7 million and $0.8 million, respectively, in interest and penalties. The Company had approximately $5.4 million for the payment of interest and penalties accrued at September 30, 2007.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and during the nine-month period ended September 30, 2007, Sovereign accrued an additional $87.6 million and $21.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.1 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.
(14) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2006. During the second quarter of 2007, the number of directors at the Bank was reduced from 15 to 12. As a result certain loans that had been previously classified as related party loans are no longer considered as such at September 30, 2007.

Related party loans at December 31, 2006	$59,777
Loan fundings	9,109
Resignation of executive officers	(1,250)
Reduction of Sovereign Bank directors	(52,078)
Loan repayments	(1,775)

Related party loan balance at September 30, 2007	$13,783

     Related party loans at September 30, 2007 included commercial loans to affiliated businesses of directors of Sovereign Bancorp and the Bank totaling $10.4 million compared with $55.0 million at December 31, 2006. The decline is due to the reduction in the number of the Bank directors.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(14) RELATED PARTY TRANSACTIONS (continued)
     Related party loans at September 30, 2007 and December 31, 2006 also included consumer loans secured by residential real estate of $3.4 million and $4.8 million, respectively, to executive officers and directors of Sovereign Bancorp.
     Related party loans do not include undrawn commercial and consumer lines of credit that totaled $1.6 million and $66.5 million at September 30, 2007 and December 31, 2006, respectively. The decline is due to the reduction in the number of Bank directors.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $3.6 million and $7.5 million of income due to its investment in Meridian Capital for the three-month and nine-month periods ended September 30, 2007.
     As discussed in Note 16 in Sovereign’s 2006 Form 10-K, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Banco Santander Central Hispano (“Santander”), which makes Santander the largest shareholder and a related party.
     In 2006, Santander extended a total of $425 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. As of September 30, 2007, the average balance outstanding was $204.5 million, which consisted entirely of standby letters of credit. As of September 30, 2007, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. The Bank paid approximately $0.4 million in fees and $0.5 million in interest to Santander for the nine-month period ended September 30, 2007 in connection with these commitments.
     In May 2006, Santander’s capital markets group, Santander Investment Securities, Inc., received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital market initiatives to fund the acquisition of Independence. Also, per the terms of Sovereign’s investment agreement with Santander, Sovereign is permitted to have at least three Santander employees on its payroll, and Santander is permitted to have at least three Sovereign employees on its payroll.
     In February 2007, Sovereign entered into an agreement with Isban U.K., Ltd. (“Isban”), an information technology subsidiary of Santander, under which Isban performed a review of, and recommend enhancements to, Sovereign’s banking information systems. Sovereign has paid Isban $475,000, excluding expenses, for this review. In June 2007, Sovereign and Isban entered into an agreement whereby Isban will provide Sovereign certain consulting services through December 31, 2008. Sovereign has agreed to pay Isban $2.2 million, excluding expenses for these services.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(15) RESTRUCTURING COSTS AND OTHER CHARGES
     As more fully discussed in Sovereign’s 2006 Form 10-K, Sovereign’s management completed a comprehensive review of Sovereign’s operating cost structure in the fourth quarter of 2006. During the first quarter of 2007, Sovereign finalized a decision to close or consolidate approximately 40 underperforming branch locations. This action was executed in the second quarter of 2007. As a result, Sovereign wrote down the fair value of the fixed assets and recorded other charges at these locations of $22.5 million during the nine-month period ended September 30, 2007. Sovereign also terminated additional employees in 2007, resulting in severance charges of $13.7 million for the nine-month period ended September 30, 2007. These charges are included in restructuring, other employee severance and debt extinguishment charges on the consolidated income statement and recorded in the Other segment. A rollforward of the restructuring and severance accrual is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2006	$7,043	$45,930	$5,906	$58,879
Payments	(7,183)	(48,829)	(8,908)	(64,920)
Charges recorded in earnings	16,007	13,668	6,093	35,768

Accrued at September 30, 2007	$15,867	$10,769	$3,091	$29,727

     Sovereign’s executive management team and Board of Directors elected to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter of 2007. During the second quarter of 2007, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. During the first quarter of 2007, Sovereign recorded a non-deductible non-cash charge of $43.4 million in connection with this action based on the value of its common stock at March 31, 2007. In the second quarter, the charge was adjusted based on the final price of Sovereign’s common stock on the date that the ESOP was repaid which reduced the previous charge recorded in the first quarter by $3.3 million.
     Sovereign incurred pre-tax charges of $14.3 million of proxy and related professional fees in the nine months ended September 30, 2006. These fees were related to certain advertisements and legal and professional fees incurred in connection with the Relational Investors LLC (“Relational”) matter. Due to the settlement with Relational, the Company does not anticipate any additional significant costs related to this matter.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(Unaudited)
(16) PURCHASE OF INDEPENDENCE
     Sovereign closed on its acquisition of Independence effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88,705,123 shares to Santander, which made Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York. In connection with the Independence acquisition, Sovereign recorded charges against its earnings for the three-month and nine-month periods ended September 30, 2006 for merger related expenses of $25.9 million and $32.2 million pre-tax, respectively.
     The purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006. (dollars in millions):

Assets
Investments	$3,126.5
Loans:
Multifamily	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	370.5
Core deposit and other intangibles	394.2
Goodwill	2,280.6

Total assets	$17,102.7

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,488.8
Other liabilities (1)	583.0

Total liabilities	$17,102.7

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
          The status of reserves related to the Independence acquisition is summarized below (in thousands):

Reserve balance at December 31, 2006	$22,432
Charge recorded in earnings	2,242
Payments	(18,676)

Reserve balance at September 30, 2007	$5,998

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
     Sovereign is a financial institution with $87 billion in total assets and community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions within our geographic footprint.
     We are one of the 20 largest banking institutions in the United States as measured by total assets. Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics; diversified loan portfolio and products; and the ability to internally generate equity through earnings. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. We have also not achieved our growth targets with respect to low cost core deposits.
     Management is in the process of implementing strategies to address these weaknesses. Management completed a comprehensive review of Sovereign’s operating cost structure, and has substantially completed the implementation of a restructuring plan, which was approved by Sovereign’s Board of Directors in the fourth quarter of 2006. The restructuring plan focused on a number of strategies which helped to strengthen our capital position and related capital ratios which decreased following the Independence acquisition and improved our financial performance. Management has developed the following key initiatives to deliver improved quality of earnings, provide greater transparency and understanding of Sovereign’s businesses and strategy, and better position Sovereign for sustainable growth:
1. Improve productivity and expense management;
2. Improve the capital position and quality of earnings; and
3. Improve the customer experience.
     Our productivity and expense management initiative focused on eliminating functional redundancies and improving operating inefficiencies by deemphasizing products/business lines not meeting profit or strategic goals, leveraging economies of scale with vendor supply and service contracts, optimizing capacity utilization and expenses associated with facilities, consolidating departments and optimizing retail delivery channels while minimizing the impact on customer facing activities and organic revenue generation. Management identified approximately $100 million of expense reductions involving consolidation of support groups, exit of business lines performing below expectations, contract renegotiations, and a reduction in workforce.
     In December 2006, Sovereign notified approximately 360 employees that their positions had been eliminated. Furthermore, we terminated additional employees in 2007, resulting in year to date severance charges of $13.7 million. We also closed approximately 40 underperforming branch locations to date in 2007. In connection with the decision to close these locations, Sovereign recorded charges of $22.5 million in the nine-month period ended September 30, 2007. We intend to continue to make investments in our retail franchise and we have opened or relocated 16 new branches year to date and are targeting the opening or relocation of approximately 20 new branch offices in more desirable locations during the remainder of this year and into 2008.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s strategy is to acquire and retain customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and service. We are focused on a number of initiatives to improve the customer experience. Customer service personnel are receiving refresher service training and we have migrated back to having all customer service functions be domestically based. We are realigning consumer and commercial infrastructure by consolidating our commercial and retail on-line banking management structure. We have also rationalized and simplified our retail deposit product set by reducing the number of retail checking products we offer.
     In the fourth quarter of 2007 we will be implementing a new retail deposit strategy in certain markets within our footprint. The goal of this strategy will be to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. After the initial phase of this program is completed, we hope to implement it throughout our entire branch network in 2008.
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
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a significant impact on Sovereign’s earnings. Sovereign currently has a slightly liability sensitive interest rate risk position. The impact of the flattening to inverted yield curve that has been experienced in 2006 and 2007 has negatively impacted our margin since the spread between our longer-term assets and our shorter-term liabilities has narrowed. As discussed in Note 6, Sovereign restructured its balance sheet and sold approximately $8.0 billion of low margin and/or high credit risk assets in early 2007. We utilized the proceeds to pay off higher cost borrowings. These actions helped increase our net interest margin during the third quarter of 2007 to 2.74% from 2.60% in the fourth quarter of 2006 prior to the restructuring. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. We would expect our net interest margin to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has had a significant impact on our operating results for 2007. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. We have experienced a deterioration in certain key credit quality performance indicators in the third quarter of 2007. Particularly, we needed to increase the allowance for loan losses to cover higher expected losses on our indirect auto loan portfolio due to increased loss rates recently experienced on this portfolio. This resulted in an increase to our provision of $37 million during the third quarter of 2007. See further discussion in the section titled “Provision for Credit Losses” for additional details.
     As discussed previously, there were approximately $658 million of correspondent home equity loans that we did not sell during our restructuring in the first quarter of 2007 and are now holding for investment. The loans were marked to market at March 31, 2007 which considered the credit risk at that time associated with the loans. Many of these correspondent home equity loans were non-prime loans. The non-prime market has been impacted by declines in housing values and a reduction in the number of mortgage lenders and has shown increasing levels of delinquencies and charge offs. The actual losses on the remaining correspondent home equity portfolio have been higher than originally estimated as a result of changing market conditions during the third quarter of 2007. As of September 30, 2007, we concluded that our existing reserves needed to be increased by $47 million to cover higher inherent losses for this loan portfolio at this time. However, if the housing market deteriorates further and or delinquencies or loss rates rise, Sovereign could be required to record additional provisions for credit losses for this portfolio in future periods. See further discussion in the section titled “Provision for Credit Losses” for additional details.
     The homebuilder industry has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitably of these companies and resulted in liquidity issues for certain companies. Sovereign provides financing to various homebuilder companies which is included in our commercial loan portfolio. We believe our existing reserve levels are adequate to cover losses for these loans. However, we will continue to monitor this portfolio in future periods given recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
RESULTS OF OPERATIONS
General
     Net income was $58.2 million, or $0.11 per diluted share, and $253.7 million, or $0.51 per diluted share, for the three-month and nine-month periods ended September 30, 2007 as compared to $184.0 million, or $0.37 per diluted share, and $266.4 million, or $0.62 per diluted share, for the three-month and nine-month periods ended September 30, 2006.
     During the first quarter, as previously discussed, the Company’s Board of Directors approved management’s decision to close/consolidate approximately 40 underperforming branches. During the nine-month period ended September 30, 2007, Sovereign recorded charges of $22.5 million related to the decision to write-down to fair value the fixed assets at these locations and to accrue for the present values of the remaining lease obligations, net of the estimated fair value of sub-leasing these properties. The fair value sublease estimate was derived by comparing current market lease rates for comparable properties. If the actual proceeds from any subleases on these properties are different than our estimate, then the difference will be reflected as either an additional restructuring expense or a reversal thereof.
     In mid-December, Sovereign notified approximately 360 employees that their positions had been eliminated. Furthermore, we terminated additional employees in 2007, resulting in year to date severance charges of $13.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP) and communicated this decision to its employee base during the first quarter of 2007. During the second quarter of 2007, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. During the first quarter of 2007, Sovereign recorded a non-deductible non-cash charge of $43.4 million in connection with this action based on the value of our common stock at March 31, 2007. In the second quarter, the charge was adjusted based on the final price of our common stock on the date that the ESOP was repaid which reduced the previous charge recorded in the first quarter by $3.3 million.
     As part of the restructuring plan, Sovereign redeemed certain asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities totaling approximately $1.0 billion. In connection with these transactions, Sovereign incurred debt extinguishment charges of $14.7 million during the nine-months ended September 30, 2007. Sovereign believes these actions will improve net income in future periods as the financings were higher cost borrowings.
     In the third quarter of 2007, Sovereign recorded a provision for credit losses of $162.5 million compared to $45.0 million in the third quarter of 2006 due primarily to increased provision for credit losses related to our correspondent home equity and indirect auto loan portfolios previously discussed.
     During the third quarter of 2007, Sovereign recorded charges of $19.4 million related to losses on repurchase agreement and market value contracts provided to a number of mortgage companies who defaulted on their obligations. This charge was recorded in capital markets revenues.
     In the third quarter of 2007, Sovereign recorded lower of cost or market write downs of $5.4 million and $6.2 million on its commercial real estate/multifamily loan portfolio and its commercial and industrial loan syndication portfolios due to widening credit spreads in the market place since June 30, 2007. These charges were recorded in mortgage banking revenues and commercial banking fees, respectively. In the second quarter of 2007, Sovereign sold $1.0 billion of multi-family and commercial real estate loans as part of the CMBS securitization which resulted in a gain of $13.8 million which is recorded in mortgage banking revenues. See Note 12 for further discussion.
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
     During the three-month period ended June 30, 2006, following the acquisition of Independence (discussed in Note 16), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods. As a result, we incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 million had been previously classified as held-to-maturity, and Sovereign recorded a pre-tax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held-to-maturity investment securities to the available-for-sale investment category.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands)

	2007			2006
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS INVESTMENTS LOANS:	$14,359,545	$662,500	6.15%	$14,281,351	$610,934	5.71%
Commercial loans	25,169,599	1,361,906	7.23%	19,699,524	1,051,982	7.14%
Multi-Family	4,827,663	232,677	6.43%	2,748,477	126,583	6.14%
Consumer loans
Residential mortgages	14,788,758	630,279	5.68%	15,053,802	636,131	5.63%
Home equity loans and lines of credit	7,122,383	369,186	6.93%	10,110,555	488,104	6.45%

Total consumer loans secured by real estate	21,911,141	999,465	6.09%	25,164,357	1,124,235	5.96%

Auto loans	5,915,010	307,332	6.95%	4,400,416	192,228	5.84%
Other	376,740	24,156	8.57%	460,455	27,826	8.08%

Total consumer	28,202,891	1,330,953	6.30%	30,025,228	1,344,289	5.98%

Total loans	58,200,153	2,925,536	6.71%	52,473,229	2,522,854	6.42%
Allowance for loan losses	(496,921)	—	—	(471,358)	—	—

NET LOANS	57,703,232	2,925,536	6.77%	52,001,871	2,522,854	6.48%

TOTAL EARNING ASSETS	72,062,777	3,588,036	6.65%	66,283,222	3,133,788	6.31%
Other assets	11,632,426	—	—	9,623,451	—	—

TOTAL ASSETS	$83,695,203	$3,588,036	5.72%	$75,906,673	$3,133,788	5.51%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$29,021,996	$667,159	3.07%	$25,684,728	$507,832	2.64%
Time deposits	15,521,792	564,388	4.86%	13,784,845	442,893	4.30%

TOTAL DEPOSITS	44,543,788	1,231,547	3.70%	39,469,573	950,725	3.22%

BORROWED FUNDS:
FHLB advances	16,280,973	614,962	5.04%	15,715,567	528,095	4.49%
Fed funds and repurchase agreements	1,342,104	53,546	5.33%	1,528,668	58,590	5.12%
Other borrowings	4,785,627	218,863	6.10%	4,942,265	200,476	5.41%

TOTAL BORROWED FUNDS	22,408,704	887,371	5.29%	22,186,500	787,161	4.74%

TOTAL FUNDING LIABILITIES	66,952,492	2,118,918	4.23%	61,656,073	1,737,886	3.77%
Demand deposit accounts	6,381,978	—	—	5,826,134	—	—
Other liabilities	1,585,747	—	—	1,342,011	—	—

TOTAL LIABILITIES	74,920,217	2,118,918	3.78%	68,824,218	1,737,886	3.37%
STOCKHOLDERS’ EQUITY	8,774,986	—	—	7,082,455	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,695,203	2,118,918	3.38%	$75,906,673	1,737,886	3.06%

NET INTEREST INCOME		$1,469,118			$1,395,902

NET INTEREST SPREAD (1)			2.42%			2.54%

NET INTEREST MARGIN (2)			2.72%			2.81%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month and nine-month periods ended September 30, 2007 was $456.8 million and $1.4 billion compared to $491.8 million and $1.3 billion for the same periods in 2006. The year to date increase in net interest income was due to growth in average interest earning assets to $72.1 billion for the nine-month period ending September 30, 2007 compared to $66.3 billion for the nine-month period ending September 30, 2006. The increase is due to the Independence acquisition as well as strong growth in commercial and auto loans. Partially offsetting this increase was a decrease in net interest margin for the nine-month period ended September 30, 2007 to 2.72%, compared to the corresponding period in the prior year of 2.81%, resulting from the flattening yield curve, which became inverted during the first quarter of 2006 and whose spread has continued to remain under pressure. Additionally, low-cost core deposit growth has not kept pace with our loan growth and as a result loan growth has been funded with higher cost borrowings which has put pressure on our net interest margin. The decrease in net interest income for the three-month period ended September 30, 2007 compared to the corresponding period in the prior year is due to a reduction in average earning assets of $7.8 billion. This reduction was due to the previously discussed balance sheet restructuring that was finalized in the first quarter of 2007.
     Interest on investment securities and interest earning deposits was $196.1 million and $602.1 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $221.5 million and $556.0 million for the same periods in 2006. The average balance of investment securities was $14.4 billion with an average tax equivalent yield of 6.15% for the nine-month period ended September 30, 2007 compared to an average balance of $14.3 billion with an average yield of 5.71% for the same period in 2006. The increase in yield is primarily due to a rise in market interest rates and due to the investment restructuring Sovereign executed in the second and fourth quarters of 2006.
     Interest on loans was $954.0 million and $2.9 billion for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $1.0 billion and $2.5 billion for the three-month and nine-month periods in 2006. The average balance of loans was $58.2 billion with an average yield of 6.71% for the nine-month period ended September 30, 2007 compared to an average balance of $52.5 billion with an average yield of 6.42% for the same period in 2006. Average balances of commercial loans in 2007 increased $5.5 billion, as compared to 2006 primarily due to strong organic growth in our commercial loan portfolio and the impact of loans acquired from Independence. Commercial loan yields have increased 9 basis points due to the rise in short-term interest rates which has particularly increased the yields on our variable rate loan products. Average residential mortgages decreased $265 million due the sale of $2.9 billion of residential loans in the first quarter, offset by an increase in loans due to the Independence acquisition. Average home equity loans and lines of credit decreased $3.0 billion from the prior year due to the sale of $3.4 billion of these loans at the end of the first quarter of 2007.
     Sovereign also acquired a $5.6 billion multi-family loan portfolio from Independence whose average balance totaled $4.8 billion in the nine-month period ended September 30, 2007. Sovereign sold $1.3 billion of multi-family loans in the first quarter of 2007 and approximately $688 million in the second quarter of 2007 as a part of the CMBS securitization. Average balances of auto loans increased to $5.9 billion from $4.4 billion due to organic in-market growth and a recent decision towards the middle of 2006 to expand loan production offices in the Southeastern and Southwestern United States (“the Southwest and Southeast production offices”). The Southeast and Southwest production offices have significantly contributed to the growth in auto loan balances and these loan portfolios comprise approximately 35% of our outstanding auto loan portfolio and approximately 61% of our 2007 auto loan originations. However, losses on these loans have been higher than our expectations and resulted in an increase in our provision for loan losses of $37 million for the third quarter of 2007. We have made adjustments to our underwriting standards which we believe will improve the overall profitability of this loan portfolio in the future.
     Interest on deposits and related customer accounts was $408.7 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $412.9 million and $950.7 million for the same periods in 2006. The average balance of deposits was $44.5 billion with an average cost of 3.70% for the nine-month period ended September 30, 2007 compared to an average balance of $39.5 billion with an average cost of 3.22% for the same period in 2006. Additionally, the average balance of non-interest bearing demand deposits has increased to $6.4 billion at September 30, 2007 from $5.8 billion for the same period in the prior year. The increase in the balance of total deposits is primarily due to the addition of deposits in connection with the Independence acquisition. Also contributing to the increase is time deposit and money market growth which has become a more favorable funding alternative as costs on shorter term borrowing obligations continue to increase.
     Interest on borrowed funds was $284.7 million and $887.4 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $336.2 million and $787.2 million for the same periods in 2006. The average balance of borrowings was $22.4 billion with an average cost of 5.29% for the nine-month period ended September 30, 2007 compared to an average balance of $22.2 billion with an average cost of 4.74% for the same period in 2006.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable rate funding (currently at 3.88%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. Based on the current interest rate environment, these instruments may be called by the FHLB upon the expiration of the non-call period. If these advances are not called, they would mature on various dates ranging from August 2012 to September 2016.
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2007 was $162.5 million and $259.5 million, respectively, compared to $45.0 million and $118.5 million for the same periods in 2006. The provision for credit losses for the nine months ended September 30, 2007 includes a higher level of provision versus 2006 due to several factors as discussed below.
     During the third quarter of 2007, management concluded that the existing credit reserves related to the $658 million of correspondent home equity loans that were not sold at March 31, 2007 were not adequate to cover losses for this portfolio. Management based this determination from actual loss and prepayment experience on this remaining portfolio since March 31, 2007. The actual loss experience has been higher than originally estimated and has been impacted by decreases in housing values and a reduction of in the number of lenders making loans in the sub-prime market. In the third quarter, management considered this recent loss experience and the impact of market conditions on the remaining correspondent home equity portfolio and updated the credit scores and loan to value ratios of the remaining loans due to certain price declines in residential real estate during the second and third quarters of 2007. Utilizing this updated data, we revised the anticipated credit losses for the remaining portfolio of $492.6 million and increased the credit reserves to $77.1 million at September 30, 2007. This resulted in an additional provision for credit losses of $47 million for this portfolio for the third quarter. Sovereign believes that we have adequately provided for losses on this portfolio at this time; however, if the housing market continues to deteriorate further or if delinquencies or loss rates rise, Sovereign could be required to record additional provisions for credit losses in future periods.
     During 2007, Sovereign’s outstanding auto loan portfolio increased from $4.8 billion at December 31, 2006 to $6.9 billion at September 30, 2007. The majority of this growth was obtained via the Southwest and Southeast production offices, which have had total originations of $2.4 billion year to date. The average yield on this portfolio was 8.14%, compared to 7.92% on our 2007 loan originations within our geographic footprint. Although credit losses were expected to be higher in the Southeast and Southwest, we saw an increase in losses during the third quarter in excess of what was expected. Management has made a number of operational changes and strengthened the underwriting standards for these loans to be consistent with the standards of our historical footprint. We believe this will decrease the loss experience on newly originated loans; however, we increased the overall allowance for loan loss on the auto loan portfolio by $37 million during the third quarter of 2007 to provide for additional credit losses anticipated to be incurred on loans that were originated by our Southwest and Southeast production offices prior to our recent underwriting changes.
     In the third quarter of 2007, Sovereign experienced further deterioration in the credit quality of certain commercial loans. As a result of market conditions, Sovereign did a complete analysis of commercial loans that are provided to companies in the mortgage industry (i.e. construction and homebuilder loans). Based on our review, we concluded that we needed to increase our provision for credit losses by $19.6 million for the three-month period ended September 30, 2007 to cover the higher level of inherent losses for these loans. Although we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
     Net loan charge-offs for the nine months ended September 30, 2007 were $83.3 million compared to $93.1 million for the comparable period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.19% for the nine months ended September 30, 2007 compared to 0.24% for the comparable period in the prior year. However, prior year results include charge-offs associated with the correspondent home equity portfolio of $38.3 million or 0.10%. Sovereign sold the majority of this portfolio in the first quarter and the remaining loans in the portfolio were written down to fair value. Non-performing loans and non-performing assets at September 30, 2007 include $41.5 million of loans related to the remaining correspondent home equity portfolio. Non-performing assets were $336.7 million or 0.39% of total assets at September 30, 2007, compared to $221.6 million or 0.27% of total assets (excluding loans held for sale) at December 31, 2006 and $273.1 million or 0.43% of total assets at September 30, 2006. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Nine-Month Period Ended
	September 30,
	2007	2006
Allowance for loan losses, beginning of period	$471,030	$419,599

Charge-offs:
Commercial	41,934	33,036
Consumer secured by real estate	17,377	53,979
Consumer not secured by real estate	78,220	53,891

Total Charge-offs	137,531	140,906

Recoveries:
Commercial	9,689	8,587
Consumer secured by real estate	9,200	7,646
Consumer not secured by real estate	35,310	31,623

Total Recoveries	54,199	47,856

Charge-offs, net of recoveries	83,332	93,050
Provision for loan losses (1)	254,458	123,109
Allowance released in connection with loan sales	(12,409)	(3,000)
Acquired allowance for loan losses from business acquisitions	—	97,824

Allowance for loan losses, end of period	$629,747	$544,482

Reserve for unfunded lending commitments, beginning of period	15,255	18,212
Provision/(benefit) for unfunded lending commitments (1)	5,042	(4,609)
Reserve for unfunded lending commitments, end of period	20,297	13,603

Total Allowance for credit losses	$650,044	$558,085

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest Income
     Total non-interest income was $143.3 million and $380.4 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $201.0 million and $172.3 million for the same periods in 2006. The previously discussed $119.9 million charge on the correspondent home equity loan portfolio negatively impacted our results for the nine month period ended September 30, 2007. Non-interest income for the nine month period ended September 30, 2006 includes the previously mentioned $238.3 million loss on sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA/FHLMC preferred stock.
     Consumer banking fees were $73.1 million and $218.4 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $74.3 million and $202.6 million for the same periods in 2006, representing a 2% decrease and an 8% increase, respectively. The increase for the nine months ended September 30, 2007 was due primarily to growth in loan fees to $7.8 million for the nine-month period ended September 30, 2007 compared to $3.4 million for the corresponding period in the prior year due to the acquisition of Independence as well as a gain of $2.7 million on the sale of $78.8 million of student loans which is included in our results for the nine months ended September 30, 2007.
     Commercial banking fees were $44.2 million and $145.6 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $47.7 million and $130.7 million for the same periods in 2006, representing a decrease of 7% and increase of 11%, respectively. Commercial banking fees for the three-month period ended September 30, 2007 include lower of cost or market adjustments of $6.2 million on our commercial and industrial loan syndication held for sale portfolio. This loss was due to widening credit spreads in the market place due to decreased liquidity in the market place during the third quarter and was not due to the underlying credit quality of the specific loans held by Sovereign in this portfolio.
     Net mortgage banking income was composed of the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Mortgage servicing fees	$10,504	$8,923	$30,693	$21,641
Amortization of mortgage servicing rights	(9,532)	(5,165)	(27,250)	(13,868)
Net gains/(loss) under SFAS 133	1,781	(423)	2,176	4
Recoveries of/(Impairments to) mortgage servicing rights	—	(3,671)	656	(3,495)
Net gain/(loss) recorded on commercial mortgage backed securitization	(5,355)	—	5,141	—
Sales of mortgage loans and related securities, home equity and multifamily loans	6,354	14,665	(88,369)	27,563

Total mortgage banking income	$3,752	$14,329	$(76,953)	$31,845

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
     In the third quarter of 2007, Sovereign recorded lower of cost or market adjustments of $5.4 million on its commercial real estate and multifamily held for sale portfolio. This loss was due to a widening of credit spreads in the market place due to decreased liquidity in the market place and not due to the underlying credit quality of specific loans held by Sovereign in this portfolio. In the second quarter of 2007, Sovereign securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively. As discussed in Note 12, Sovereign retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, Sovereign recorded a gain of $13.8 million, which was included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. In the first quarter of 2007, Sovereign sold $1.3 billion of multi-family loans and recorded a gain of $6.1 million in connection with the sale. Mortgage banking revenues declined from the prior year due to the previously discussed $119.9 million charge on the correspondent home equity portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     At September 30, 2007, Sovereign serviced approximately $10.3 billion of residential mortgage loans for others and our net mortgage servicing asset was $132.5 million, compared to $9.2 billion of loans serviced for others and a net mortgage servicing asset of $118.6 million, at December 31, 2006. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For the three-month period ended September 30, 2006, Sovereign recorded a mortgage servicing right impairment charge of $3.5 million due to an increase in prepayment speed assumptions at September 30, 2006 compared to June 30, 2006.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2007	December 31, 2006	September 30, 2006
CPR speed	12.77%	14.23%	12.50%
Escrow credit spread	5.16%	4.85%	4.71%
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Although all of the loans serviced for Fannie Mae (both loans originated for sale and loans sold from portfolio) are currently fully performing, the Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2007, Sovereign had a $21.9 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At September 30, 2007 and December 31, 2006, Sovereign serviced $10.3 billion and $8.0 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $196.7 million and $152.3 million, respectively. As a result of retaining servicing, the Company had a $19.4 million and $20.4 million loan servicing asset at September 30, 2007 and December 31, 2006, respectively. Sovereign recorded servicing asset amortization of $4.6 million and $7.7 million related to the multi-family loans sold to Fannie Mae for the three-month and nine-month periods ended September 30, 2007 and recognized servicing assets of $2.4 million and $6.7 million, respectively, during the same periods.
     During the third quarter of 2007, Sovereign recorded charges of $19.4 million within capital markets revenue related to losses on repurchase agreements and market value contracts that Sovereign provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements. These mortgage companies have been impacted by adverse developments in the non-prime sector. Included in these charges was a write down of $4.8 million on $292 million of repurchase agreements to mortgage companies that are scheduled to mature in December 2007. The repurchase agreements are secured by rated and non-rated investment securities and/or mortgage loans. The charge Sovereign recorded in the third quarter was necessary since the value of the underlying collateral was less than the outstanding amount of the repurchase agreement. The realization of the amounts due under the repurchase agreements is dependant on the value of the underlying collateral. Although we believe that the repurchase agreements have been valued based on current conditions, future market value changes may impact our results in the fourth quarter of 2007 if the collateral is liquidated and sold for less than our fair value estimates.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The increase in BOLI income to $24.4 million and $65.2 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $20.1 million and $46.8 million for the comparable periods in the prior year is primarily due to BOLI acquired in our acquisition of Independence and increased death benefits in 2007.
General and Administrative Expenses
     General and administrative expenses for the three-month and nine-month periods ended September 30, 2007 were $341.6 million and $1.0 billion, respectively, compared to $351.8 million and $935.1 million for the same periods in 2006. General and administrative expenses increased for the nine-month period ended September 30, 2007 primarily due to increased compensation and benefit costs associated with the Independence acquisition. Average full time equivalents during the third quarter of 2007 declined to 11,344 from 11,793 due to the company’s cost savings initiatives. The decline in general and administrative costs for the three-month period ended September 30, 2007 as compared to the corresponding period in the prior year is primarily due to the impact of our previously mentioned cost saving initiative.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense, employee severance and other restructuring and proxy and related professional fees. Other expenses were $44.0 million and $240.2 million for the three-month and nine-month periods ended September 30, 2007, compared to $75.3 million and $179.0 million for the same periods in 2006. The reason for the variance is discussed below.
     Total merger and integration charges of $2.2 million and $31.9 million for the nine-month periods ended September 30, 2007 and 2006, respectively, consisted primarily of charges related to the acquisition of Independence.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign has an investment in a synthetic fuel partnership that generates IRC Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Our investment balance totaled $4.1 million at September 30, 2007. Sovereign is amortizing this investment through December 31, 2007, which is the period through which we expect to receive alternative energy tax credits. Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $6.9 million and $19.8 million for the three-month and nine-month periods ended September 30, 2007, respectively, and are included as expense in the line “Equity method investments” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. We anticipate receiving tax credits in excess of our recorded investment over the remaining life of the partnership. The alternative energy tax credit is reduced and ultimately eliminated based on a formula tied to the annual average wellhead price per barrel of domestic crude oil which is not subject to regulation by the United States.
     As previously discussed, Sovereign recorded charges of $47.3 million and $40.1 million for the nine-month period ended September 30, 2007 associated with restructuring charges and freezing its ESOP, respectively. Sovereign also recorded debt extinguishment charges of $0.9 million and $14.7 million during the three-month and nine-month periods ended September 30, 2007, respectively.
     Sovereign recorded intangible amortization expense of $31.1 million and $96.6 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $34.1 million and $75.5 million for the corresponding periods in the prior year. The increase in the nine-month period is due primarily to the additional intangible amortization expense associated with core deposit and other intangible assets of $394.2 million recorded in connection with the Independence acquisition.
Income Tax Provision
     An income tax provision/(benefit) of $(6.3) million and $16.7 million was recorded for the three-month and nine-month periods ended September 30, 2007, respectively, compared to $36.6 million and $7.8 million for the same periods in 2006. The effective tax rate for the three-month and nine-month periods ended September 30, 2007 was (12.2)% and 6.2%, respectively, compared to 16.6% and 2.9% for the same periods in 2006. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, and tax credits associated with low income housing investment partnerships and the Synthetic Fuel Partnership. The lower effective tax rate for the three-month and nine-month periods ended September 30, 2007 results from the reduced level of pre-tax income of the Company for those time periods. The effective tax rate for three-month and nine-month periods ended September 30, 2006 were impacted by the tax benefit recorded on the $238.3 million loss on our investment restructuring and the $67.5 million other-than-temporary charge on FNMA/FHLMC preferred stock.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. We anticipate that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes totaling $154.0 million dollars during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and for the nine-month period ended September 30, 2007, Sovereign accrued an additional $87.6 million and $21.9 million, respectively, of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.1 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect our income tax provision in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.
     The Mid-Atlantic Banking Division’s net interest income decreased $2.1 million and $9.5 million to $77.8 million and $230.6 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.42% for the first nine months of 2007 compared to 2.55% for the same period in the prior year reflecting changes in the interest rate environment. The average balance of loans was $4.9 billion for the nine months ended September 30, 2007 compared to an average balance of $4.5 billion for the corresponding period in the preceding year. The average balance of deposits was $8.1 billion for the nine months ended September 30, 2007, compared to $8.3 billion for the same period a year ago. The provision for credit losses increased $2.8 million and $8.6 million for the three months and nine months ended September 30, 2007, respectively, and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses totaled $69.5 million and $209.7 million for the three months and nine months ended September 30, 2007, respectively, compared to $72.6 million and $212.0 million for the three months and nine months ended September 30, 2006. This decline is due to our previously mentioned expense savings initiative.
     The New England Banking Division’s net interest income decreased $5.8 million and $21.6 million to $160.1 million and $475.2 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to the corresponding periods in the preceding year. The decrease in net interest income was principally due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.66% for the first nine months of 2007 compared to 2.91% for the same period in the prior year. The average balance of loans was $6.3 billion for the nine months ended September 30, 2007 compared to an average balance of $5.7 billion for the corresponding period in the preceding year. The average balance of deposits was $18.2 billion for the nine months ended September 30, 2007, compared to $17.7 billion for the same period a year ago. The provision for credit losses increased $7.7 million and $9.7 million to $10.9 million and $19.6 million for the three-month and nine-month periods ended September 30, 2007. General and administrative expenses (including allocated corporate and direct support costs) decreased from $124.9 million and $370.5 million for the three months and nine months ended September 30, 2006, respectively, to $118.3 million and $353.8 million for the three months and nine months ended September 30, 2007 or a decrease of 5.3% and 4.5%, respectively. This decline is primarily due to our previously mentioned expense savings initiative.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Metro New York Banking Division’s net interest income decreased $15.7 million and increased $134.9 million to $138.6 million and $434.5 million for the three-month and nine-month periods ended September 30, 2007, respectively, compared to the corresponding periods in the preceding year. The increase in net interest income for the nine-month period was due to the acquisition of Independence on June 1, 2006. The decline in net interest income for the three-month period ended September 30, 2007 was due to spread compression. The net spread on a match funded basis for this segment was 2.11% for the first nine months of 2007 compared to 2.26% for the same period in the prior year reflecting the difficult interest rate environment. The average balance of loans was $12.0 billion for the nine months ended September 30, 2007 compared to an average balance of $7.4 billion for the corresponding period in the preceding year. The average balance of deposits was $16.2 billion for the nine months ended September 30, 2007, compared to $11.9 billion for the same period a year ago. Average balances are impacted by the acquisition of Independence on June 1, 2006. See Note 16 for the assets and liabilities acquired in connection with this acquisition. The decrease in fees and other income of $17.1 million for the three-month period ended September 30, 2007 compared to the corresponding period in the preceding year was primarily due to the previously mentioned lower of cost or market adjustment of $5.4 million on commercial real estate and multifamily held for sale portfolio. Additionally, the prior year had a gain of $6.5 million on the sale of $776 million of multi-family loans. The increase in fees and other income of $30.6 million for the nine-month period ended September 30, 2007 compared to the corresponding period in the preceding year was primarily due to the acquisition of Independence. The provision for credit losses increased $11.8 million and $5.0 million to $14.1 million and $24.7 million for the three-month and nine-month periods ended September 30, 2007. General and administrative expenses (including allocated corporate and direct support costs) increased from $104.8 million and $202.9 million for the three months and nine months ended September 30, 2006, to $110.3 million and $325.9 million for the three months and nine months ended September 30, 2007. The increase in general and administrative expenses is due to the acquisition of Independence.
     The Shared Services Consumer segment net interest income decreased $11.7 million and $6.5 million to $72.5 million and $244.6 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.53% for the first nine months of 2007 compared to 1.40% for the same period in the prior year. The increase in spreads is due to the impact of the sale of $3.4 billion of correspondent home equity loans at the end of the first quarter of 2007, as well as increased originations of higher yielding auto loans. The average balance of loans for the nine-month period ended September 30, 2007 was $22.9 billion compared with $24.8 billion for the corresponding period in the prior year. Fees and other income was a net loss of $87.0 million for the nine-month period ended September 30, 2007 compared to income of $30.0 million for the corresponding period in the prior year. The reason for the decline was the previously discussed charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses increased $79.1 million and $78.1 million to $108.7 million and $147.4 million at September 30, 2007 due to the previously mentioned increased credit reserves for the correspondent home equity and indirect auto portfolio that were recorded in the three-month period ended September 30, 2007. General and administrative expenses totaled $30.3 million and $82.2 million for the three months and nine months ended September 30, 2007, compared to $26.5 million and $92.0 million for the three months and nine months ended September 30, 2006. The decline in expenses for the nine-month period ended September 30, 2007 is a result of the aforementioned closure of the correspondent home equity business and the impact of our expense savings initiatives.
     The Shared Services Commercial segment net interest income increased $6.9 million and $25.0 million to $66.7 million and $194.1 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in the preceding year due to growth in our commercial loan portfolios. The net spread on a match funded basis for this segment was 2.20% for the first nine months of 2007 compared to 2.40% for the same period in the prior year reflecting the difficult interest rate environment. However, this spread compression was more than offset by earning asset growth. The average balance of loans for the nine months ended September 30, 2007 was $12.0 billion compared with $10.0 billion for the corresponding period in the prior year. The decrease in fees and other income of $23.7 million and $4.7 million for the three-month and nine-month periods ended September 30, 2007 compared to the corresponding periods in the preceding year was primarily due to the previously discussed charges of $19.4 million within capital markets revenue related to losses on repurchase agreements and market value contracts. The provision for credit losses increased $16.1 million and $39.7 million to $20.0 million and $49.1 million for the three months and nine months ended September 30, 2007 due to the previously mentioned $19.6 million increase to the provision in the third quarter due to deterioration in the credit quality of certain commercial loans. General and administrative expenses (including allocated corporate and direct support costs) were $36.7 million and $108.6 million for the three months and nine months ended September 30, 2007 compared with $36.8 million and $99.6 million for the corresponding periods in the prior year. The reason for the increase is due to investments needed to support the growth of this reporting segment.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The net loss before income taxes for Other increased $7.8 million and decreased $181.6 million to a loss of $58.8 million and $181.0 million for the three months and nine months ended September 30, 2007 compared to the corresponding periods in the preceding year. Net interest expense increased $6.7 million and $58.9 million to $58.8 million and $181.0 million for the three months and nine months ended September 30, 2007 compared to the corresponding periods in the preceding year due primarily to the cost of borrowings increasing 55 basis points while investments only increased 44 basis points for the nine-month period ended September 30, 2007. Average borrowings for the nine-month period ended September 30, 2007 and 2006 were $22.4 billion and $22.2 billion, respectively, with an average cost of 5.29% and 4.74%. Average investments for the nine-month period ended September 30, 2007 and 2006 was $14.4 billion and $14.3 billion respectively, at an average yield of 6.15% and 5.71%.
     The Other segment includes the previously mentioned restructuring, severance and debt extinguishment charges of $62.0 million for the nine-months ended September 30, 2007 as well as $40.1 million expense related to freezing our ESOP plan. See Note 15 for further discussion. The nine-month period ended September 30, 2006 included proxy and related professional fee expense of $14.3 million which is also discussed in Note 15. The nine-month period ended September 30, 2006 included the previously mentioned pre-tax investment restructuring losses of $238.3 million on the sale of $3.5 billion of investments, the other-than-temporary impairment charge of $67.5 million of FNMA and FHLMC preferred stock and the loss on economic hedges of $11.4 million. See Note 3 for further discussion.
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
     During 2007, Sovereign financial results were impacted by an increase in credit losses, slower than anticipated growth in low cost core deposits, and a continued unfavorable interest rate environment. Sovereign recorded a number of significant charges in 2007 as described herein which caused current year results to be less than our internal plan.
     We did consider these events and whether they could be potential indicators of goodwill impairment. Although these events, as well as decreases in valuations for all banks, had an impact on the fair value of our segments, we believe that the fair value of our segments continues to be in excess of book value for our segments. In the fourth quarter, we will be performing our annual assessment of goodwill impairment using a third party valuation firm. We will continue to evaluate future performance and market conditions and consider any changes in these areas in our goodwill impairment valuation in future periods.
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 12 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FINANCIAL CONDITION
Loan Portfolio
     At September 30, 2007, commercial loans totaled $25.9 billion representing 45.3% of Sovereign’s loan portfolio, compared to $24.7 billion or 39.5% of the loan portfolio at December 31, 2006 and $24.0 billion or 38.0% of the loan portfolio at September 30, 2006. At September 30, 2007 and December 31, 2006, only 7% and 6%, respectively, of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2006 has been driven by organic loan growth, offset by the sale of $327 million of commercial real estate loans as part of the securitization in the second quarter. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s restructuring plan to deemphasize lower yielding residential and multi-family loans and increase our commercial loan portfolio.
     At September 30, 2007, multi-family loans totaled $4.0 billion representing 7.1% of Sovereign’s loan portfolio, compared to $5.8 billion or 9.2% of the loan portfolio at December 31, 2006 and $6.0 billion or 9.5% of the loan portfolio at September 30, 2006. The decrease from the prior year is due to initiative to reduce the percentage of this asset class that is held on balance sheet and increase the amount that can be sold to Fannie Mae or the secondary markets. In the second quarter of 2007, Sovereign sold $687.7 million of this loan portfolio as part of the commercial mortgage backed securitization. In the first quarter of 2007, Sovereign sold $1.3 billion of this loan portfolio as part of the Company’s previously discussed balance sheet restructuring plan.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.1 billion and residential loans of $14.0 billion) totaled $20.1 billion at September 30, 2007, representing 35.1% of Sovereign’s loan portfolio, compared to $26.8 billion, or 42.9%, of the loan portfolio at December 31, 2006 and $28.3 billion or 44.8% of the loan portfolio at September 30, 2006. The decrease in the consumer loan portfolio secured by real estate was driven by the sale of $3.4 billion of correspondent home equity loans and $2.9 billion of residential loans that occurred during the first quarter in connection with the balance sheet restructuring.
     The consumer loan portfolio not secured by real estate (consisting of indirect automobile loans of $6.9 billion and other consumer loans of $0.3 million) totaled $7.2 billion at September 30, 2007, representing 12.5% of Sovereign’s loan portfolio, compared to $5.3 billion, or 8.4%, of the loan portfolio at December 31, 2006 and $4.8 billion or 7.7% of the loan portfolio at September 30, 2006. The increase in the consumer loan portfolio not secured by real estate is primarily due to organic in-market growth and a decision in mid-2006 to expand loan production offices in the Southeastern and Southwestern United States. The Southwest and Southeast production offices have significantly contributed to the growth in auto loan balances; and these loan portfolios are approximately 35% of our outstanding auto loan portfolio and approximately 61% of our year to date 2007 auto loan originations. However, as previously discussed, losses from the Southeastern and Southwestern production offices have been higher than anticipated. The Company has taken several steps to reduce the loss rates from these offices and increase the overall profitability of these loans such as strengthening underwriting standards and eliminating business with dealers prone to default. These steps are anticipated to curb the recent growth rates from loans generated by the Southeast and Southwest production offices.
Non-Performing Assets
     At September 30, 2007, Sovereign’s non-performing assets increased by $101.1 million to $336.7 million compared to $235.6 million at December 31, 2006. This increase is due primarily to residential mortgages and home equity loans and lines of credit. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets weakened to 0.59% at September 30, 2007 from 0.43% at December 31, 2006. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2007	2006
Non-accrual loans:
Consumer:
Residential mortgages	$79,909	$47,687
Home equity loans and lines of credit(2)	53,974	10,312
Auto loans and other consumer loans	2,806	2,955

Total consumer loans	136,689	60,954
Commercial	78,251	69,207
Commercial real estate	65,226	75,710
Multifamily	1,751	1,486

Total non-accrual loans	281,917	207,357
Restructured loans	443	557

Total non-performing loans (2)	282,360	207,914

Other real estate owned	43,517	22,562
Other repossessed assets	10,861	5,126

Total other real estate owned and other repossessed assets	54,378	27,688

Total non-performing assets (2)	$336,738	$235,602

Past due 90 days or more as to interest or principal and accruing interest	$64,816	$40,103
Annualized net loan charge-offs to average loans (3)	.19%	.96%
Non-performing assets as a percentage of total assets (2) (4)	.39%	.29%
Non-performing loans as a percentage of total loans (2) (4)	.49%	.38%
Non-performing assets as a percentage of total loans and real estate owned (2) (4)	.59%	.43%
Allowance for credit losses as a percentage of total non-performing assets (2) (1)	193.0%	206.4%
Allowance for credit losses as a percentage of total non-performing loans (2) (1)	230.2%	233.9%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Non-performing loans and non-performing assets at September 30, 2007 include $41.5 million of loans related to our correspondent home equity loan portfolio. Non-performing loans and non-performing assets at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that are classified as held for sale.

(3)	Includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

(4)	The calculation of these ratios at December 31, 2006 excludes $7.6 billion of loans held for sale.
     Loans ninety (90) days or more past due and still accruing interest increased by $24.7 million from December 31, 2006 to September 30, 2007, mostly attributable to increases of $10.4 million and $8.0 million in correspondent home equity loans and residential loans, respectively.
     Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $166.8 million and $102.1 million at September 30, 2007 and December 31, 2006, respectively. This increase in potential problem loans relates primarily to a weakening of the credit quality of our commercial loan portfolio particularly related to companies in the mortgage industry. As a percentage of total loans, potential problem loans were 0.29% and 0.16% at September 30, 2007 and December 31, 2006, respectively. As previously discussed, during the third quarter of 2007, Sovereign increased reserves on its commercial loan portfolio which led to an additional provision of $19.6 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
          The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	September 30, 2007		December 31, 2006
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$418,681	52%	$375,014	49%
Consumer loans secured by real estate	105,322	35	45,521	43
Consumer loans not secured by real estate	98,749	13	45,730	8
Unallocated allowance	6,995	n/a	4,765	n/a

Total allowance for loan losses	$629,747	100%	$471,030	100%
Reserve for unfunded lending commitments	20,297		15,255

	$650,044		$486,285

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $375.0 million at December 31, 2006 to $418.7 million at September 30, 2007. This is a result of an increase in criticized assets at September 30, 2007 and loan growth which required additional reserves. As a percentage of commercial loans, the allowance increased from 1.24% to 1.41% at September 30, 2007 which reflects the continued weakening of the commercial loan portfolio in 2007 compared to the prior year, primarily in construction lending, commercial real estate and commercial industrial lending.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $105.3 million at September 30, 2007 from $45.5 million at December 31, 2006. The increase is primarily the result of the previously mentioned $47 million increase to our reserves due to credit deterioration on the second lien portfolio of the correspondent home equity loan portfolio that was not sold. As a percentage of consumer loans secured by real estate the allowance was 0.53% at September 30, 2007 compared with 0.23% at December 31, 2006.
     During the second quarter of 2006, Sovereign entered into a credit default swap on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $5.2 million of losses on the remaining balance of loans in the structure which totaled $3.4 billion at September 30, 2007. Sovereign is reimbursed to the next $55.2 million of losses under the terms of the credit default swap. Losses in excess of this amount would be borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio. The structure resulted in fewer reserves being allocated to the residential loan portfolio as a portion of the losses are reimbursed through the credit default swap.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $45.7 million at December 31, 2006 to $98.7 million at September 30, 2007 primarily due to an increase of $2.0 billion in auto loans. This growth has been due primarily to our efforts to expand into certain markets in the Southeast and Southwestern United States. Loan originations for these markets during the first nine months of 2007 totaled $2.4 billion at a weighted average yield of 8.14%. However, as previously discussed, losses during the third quarter of 2007 on this portfolio have been higher than anticipated. This resulted in an increase to our reserve allocations for this portfolio to cover higher inherent losses on the portfolio. This caused a $37 million increase to our allowance for credit losses during the third quarter of 2007. Management strengthened its underwriting guidelines towards the end of the third quarter of 2007 for this portfolio which we believe will lower the loss experience on new originations. As a result of these events, the allowance for loan losses increased, and as a result the reserve as a percentage of consumer loans not secured by real estate has increased from 0.87% at December 31, 2006 to 1.38% at September 30, 2007.
     Unallocated Allowance. The unallocated allowance for loan losses increased to $7.0 million at September 30, 2007 from $4.8 million at December 31, 2006. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $15.3 million at December 31, 2006 to $20.3 million at September 30, 2007 due to changes in the amounts of unfunded commitments during these time periods, as well as increases in the amount of criticized lines since year end.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, collateralized debt obligations and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at September 30, 2007 was 4.1 years.
     Total investment securities available-for-sale were $14.3 billion at September 30, 2007 and $13.9 billion at December 31, 2006. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Other investments, which consists of FHLB stock and repurchase agreements, decreased slightly to $982 million at September 30, 2007 from $1.0 billion at December 31, 2006.
Goodwill and Other Intangible Assets
     Goodwill was $5.0 billion at both September 30, 2007 and December 31, 2006. Other intangibles decreased by $96.6 million at September 30, 2007 compared to December 31, 2006 due to year-to-date amortization expense.
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Sovereign did not record any goodwill or other intangible asset impairment charges in 2006 or in the nine months ended September 30, 2007.
     The impairment test for goodwill requires the Company to compare the fair value of its business reporting units to their carrying value including the goodwill assigned to such unit. SFAS No. 142 requires Sovereign to review goodwill for potential impairment annually, or for interim periods if changes in circumstances or the occurrence of events indicate impairment potentially exists. Based on the significant charges Sovereign recorded during the three-month period ended September 30, 2007, Sovereign conducted an interim review of its goodwill at September 30, 2007 and determined that no impairment existed.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Determining the fair value of Sovereign’s reporting units requires management to allocate assets and liabilities to such units and to make judgments and assumptions with respect to a number of matters, including, among other things, discount rates, estimates of future operating results, and appropriate multiples for valuation purposes. Changes in any of these allocations or assumptions may result in different valuations and a different result with respect to impairment of one or more reporting units. However, management believes that the estimates or assumptions used in the goodwill impairment analysis for its current business units were reasonable. In conjunction with its annual goodwill impairment review at December 31, 2007, Sovereign intends to engage an independent valuation expert to assist the Company in its analysis.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31, is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2007	$122,897	$93,639	$29,258
2008	100,467	—	100,467
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2007 were $50.1 billion compared to $52.4 billion at December 31, 2006.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2007 and December 31, 2006 were $26.2 billion and $26.8 billion, respectively. See Note 6 for further discussion.
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
     In connection with the balance sheet restructuring, Sovereign redeemed certain asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities totaling approximately $2.3 billion. In connection with these transactions, Sovereign incurred debt extinguishment charges of $0.9 million and $14.7 million during the three-month and nine-month periods ended September 30, 2007. Sovereign believes these actions will improve net income in future periods as these borrowings had higher interest rates than other sources of funding available to Sovereign.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $2.0 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2007. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $94.5 million at September 30, 2007 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2007, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 12 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2007 and December 31, 2006, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2007 and December 31, 2006 (in thousands):

			TIER 1	TOTAL
		TIER 1	RISK-BASED	RISK-BASED
	TANGIBLE	LEVERAGE	CAPITAL TO	CAPITAL TO
	CAPITAL TO	CAPITAL TO	RISK	RISK
	TANGIBLE	TANGIBLE	ADJUSTED	ADJUSTED
REGULATORY CAPITAL	ASSETS	ASSETS	ASSETS	ASSETS
Sovereign Bank at September 30, 2007:
Regulatory capital	$5,391,912	$5,391,912	$5,136,442	$6,954,637
Minimum capital requirement (1)	1,626,791	3,253,582	2,681,869	5,363,738

Excess	$3,765,121	$2,138,330	$2,454,573	$1,590,899

Sovereign Bank capital ratio	6.63%	6.63%	7.66%	10.37%

Sovereign Bank at December 31, 2006:
Regulatory capital	$5,224,710	$5,224,710	$5,023,535	$6,726,462
Minimum capital requirement (1)	1,679,397	3,358,794	2,671,247	5,342,494

Excess	$3,545,313	$1,865,916	$2,352,288	$1,383,968

Sovereign Bank capital ratio	6.22%	6.22%	7.52%	10.07%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE
	COMMON	TANGIBLE	TIER 1
	EQUITY TO	EQUITY TO	LEVERAGE
	TANGIBLE	TANGIBLE	CAPITAL
REGULATORY CAPITAL	ASSETS	ASSETS	RATIO
Capital ratio at September 30, 2007 (1)	3.85%	4.09%	6.03%
Capital ratio at December 31, 2006 (1)	3.50%	3.73%	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.
     The Sovereign Bancorp capital ratios at September 30, 2007 have increased from December 31, 2006 levels due to significant charges that were recorded in the fourth quarter of 2006 related to the balance sheet restructuring and the expense saving initiatives as discussed in our Form 10-K. However, these ratios were negativity impacted 22 basis points to 35 basis points at September 30, 2007 due to a balance sheet gross up of $4.5 billion of investments and cash deposits in order to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). As discussed in our Form 10-K, HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Due to Sovereign’s decreased emphasis of lower yielding asset classes since year-end (primarily investment securities, multifamily loans and residential loans) and increased emphasis on higher yielding commercial loans, Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at September 30, 2007. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2007, Sovereign had $13.2 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
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
     Cash and cash equivalents increased $2.2 billion from December 31, 2006. Net cash provided by operating activities was $485.8 million for 2007. Net cash provided by investing activities for 2007 was $4.8 billion and consisted primarily of proceeds from the sale of loans of $9.1 billion, offset by originations in excess of repayments of loans of $3.5 billion. Net cash used by financing activities for 2007 was $3.1 billion, which was primarily due to repayment of debt obligations of $2.3 billion and a decrease in deposits of $2.3 billion offset by proceeds from borrowings and other debt obligations of $1.6 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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
Contractual Obligations
(in thousands of dollars)

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$23,096,033	$15,767,237	$1,144,321	$1,387,274	$4,797,201
Securities sold under repurchase agreements (1)	79,679	79,679	—	—	—
Fed Funds (1)	1,390,081	1,390,081	—	—	—
Other debt obligations (1)	2,881,899	287,051	1,238,160	106,750	1,249,938
Junior subordinated debentures due to Capital Trust entities (1)(2)	4,101,966	91,399	180,594	183,056	3,646,917
Certificates of deposit (1)	16,180,050	14,504,521	1,340,042	271,172	64,315
Investment partnership commitments (3)	36,692	24,402	12,162	32	96
Operating leases	821,161	99,093	173,200	154,796	394,072

Total contractual cash obligations	$48,587,561	$32,243,463	$4,088,479	$2,103,080	$10,152,539

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $34.5 billion that are due on demand by customers. Additionally, $75.6 million of tax liabilities associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
          Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of September 30, 2007 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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
Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
(in thousands of dollars)
Commitments to extend credit	$21,315,522	$10,373,379	$3,335,154	$3,203,758	$4,403,231
Standby letters of credit	2,632,131	508,825	619,478	1,178,321	325,507
Loans sold with recourse	258,125	5,106	25,769	44,800	182,450
Forward buy commitments	851,170	763,224	87,946	—	—

Total commercial commitments	$25,056,948	$11,650,534	$4,068,347	$4,426,879	$4,911,188

          Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2007 was $2.6 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.1 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2007. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.

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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at September 30, 2007	income would result

Up 100 basis points	(2.49)%
Down 100 basis points	2.41%
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
     As of September 30, 2007, the one year cumulative gap was (3.18)%, compared to (4.97)% at December 31, 2006. The impact of the previously discussed balance sheet restructuring has brought this ratio closer to 0%.

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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at September 30, 2007	September 30, 2007	December 31, 2006
Base	11.85%	10.87%
Up 200 basis points	11.31%	10.16%
Up 100 basis points	11.64%	10.58%
Down 100 basis points	11.77%	10.79%
Down 200 basis points	11.35%	10.33%
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
Item 4. Controls and Procedures
          The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II – OTHER INFORMATION
Item 1A – Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2007:

				Maximum Number
		Average	Total Number of	of Shares
	Total	Price	Shares Purchased	that may be
	Number of	Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
7/1/07 through 7/31/07	12,686	$22.20	N/A	19,500,000
8/1/07 through 8/31/07	11,793	18.07	N/A	19,500,000
9/1/07 through 9/30/07	10,250	16.99	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40,500,000 shares of common stock as of September 30, 2007 of which approximately twenty one million shares have been purchased under these repurchase programs as of September 30, 2007. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 34,729 shares outside of publicly announced repurchase programs during the third quarter of 2007.

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

SOVEREIGN BANCORP, INC.
(Registrant)

Date: November 8, 2007	/s/ Joseph P. Campanelli

Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: November 8, 2007	/s/ Mark R. McCollom

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