Form 10-K
period 2007-12-31
SOVEREIGN BANCORP INC
filed 2008-02-29
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2007, or

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
(267) 256-8601

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates of the Registrant was $10,094,102,958 at June 30, 2007. As of February 14, 2008, the Registrant had 481,772,254 shares of Common Stock outstanding.

Form 10-K Cross Reference Index

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign” or the “Company”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2007 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors, which could cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	Inflation, interest rate, market and monetary fluctuations;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end.

•	Sovereign’s success in managing the risks involved in the foregoing.
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

PART I
Item 1 — Business
General
Sovereign is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), a federally chartered savings bank. Sovereign had approximately 750 community banking offices, over 2,300 ATMs and about 12,000 team members as of December 31, 2007 with principal markets in the Northeastern United States. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices.
Sovereign is a Pennsylvania business corporation and its principal executive offices are located at 1500 Market Street, Philadelphia, Pennsylvania. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.
Sovereign was incorporated in 1987 as a holding company for Sovereign Bank. Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign has acquired 28 financial institutions, branch networks and/or related businesses since 1990. Eighteen of these acquisitions, with assets totaling approximately $52 billion, have been completed since 1995. Sovereign’s latest acquisition was Independence Community Bank Corp. (“Independence”) effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Banco Santander Central Hispano (“Santander”), net proceeds from issuances of perpetual and trust preferred securities, and cash on hand. Sovereign issued 88.7 million shares to Santander, in connection with the equity offering which made Santander Sovereign’s largest shareholder. Independence was headquartered in Brooklyn, New York, had assets which totaled $17 billion and deposits of $11 billion and 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign acquired Independence to connect their Mid-Atlantic geographic footprint to New England and create new markets in certain areas of New York.
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
Subsidiaries
Sovereign had three direct consolidated wholly-owned subsidiaries at December 31, 2007: Sovereign Bank is the only material subsidiary.
Employees
At December 31, 2007, Sovereign had 10,427 full-time and 1,549 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.
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
Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of Sovereign or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Boston and New York, which are part of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.
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
In May 2006, Sovereign and Santander entered into an Investment Agreement, pursuant to which, among other things, Santander purchased from Sovereign 88.7 million shares of Sovereign’s common stock for $2.4 billion in cash. In general the Investment Agreement contains a number of important restrictions on both Sovereign and Santander, including (i) certain standstill provisions that restrict Santander from purchasing securities of Sovereign, making an offer to purchase securities of Sovereign, or taking certain other actions, in each case unless certain conditions are satisfied and (ii) restrictions on the ability of Sovereign to solicit any acquisition proposals and on the manner in which Sovereign may respond to unsolicited acquisition proposals and obligations to provide Board representation to Santander. The proceeds of Santander’s investment were used to acquire the common stock of Independence. This investment was approved by the OTS. If Santander acquires 25% or more of Sovereign’s stock, Sovereign will no longer be a savings and loan holding company and will no longer be regulated by the OTS, although Sovereign Bank will continue to be regulated by the OTS as long as it remains a federal savings bank. For a more detailed description of the Investment Agreement, please see Part III — Item12 of this Form 10-K.
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
If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2007, Sovereign Bank met the criteria to be classified as “well-capitalized.”
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
     Insurance of Accounts and Regulation by the FDIC. Sovereign Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
In February 2006, the Federal Deposit Insurance Reform Act (the “Reform Act”) was enacted. The new law merged the old Bank Insurance Fund and Savings Insurance Fund into the single Deposit Insurance Fund, increased deposit insurance coverage for IRAs to $250,000, provided for the further increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorized the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permitted the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios.
In November 2006, the FDIC adopted final regulations to implement the Reform Act. The final regulations included the annual assessment rates that went into effect at the beginning of 2007. The new assessment rates for nearly all banks vary between five and eight cents for every $100 of domestic deposits. Prior to 2007, most banks, including Sovereign, had not been required to pay any deposit insurance premiums since 1995. As part of the Reform Act, Congress provided credits to institutions that paid high deposit insurance premiums in the past to bolster the FDIC’s insurance reserves. The assessment credit for Sovereign was calculated at $29 million. This credit was recognized in 2007 to reduce deposit insurance premiums. The level of annual deposit premiums is dependent on the amount of Sovereign’s deposit assessment base. However, assuming our 2008 deposit base remains consistent with our 2007 deposit base our annual deposit premium would increase by $29 million.
In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2007, Sovereign paid Finance Corporation Assessments of $6.0 million. The annual rate (as of the first quarter of 2008) for all insured institutions is $0.122 for every $1,000 in domestic deposits which is consistent with what was paid in 2007. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
     Federal Restrictions on Transactions with Affiliates and Insiders. All savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in the Federal Reserve Act or the Home Owners Loan Act (HOLA), as well as such additional limitations as the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as Sovereign and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies prohibits Sovereign Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits Sovereign Bank from making any equity investment in any affiliate that is not its subsidiary.
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
     Qualified Thrift Lender. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. The test under HOLA requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. Sovereign Bank is currently in compliance with the qualified thrift lender regulations.

     Other Loan Limitations. Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million), with another 10% of assets permissible in “small business loans.” Commercial loans secured by real estate can be made in an amount up to four times an institution’s total risk-based capital. An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS.
In late 2006 and in the first quarter of 2007, Sovereign completed a balance sheet restructuring which involved the sale of approximately $8 billion of assets consisting of correspondent home equity loans, purchased residential loans, multi-family loans, and certain investments. These sales were completed to enable Sovereign to reduce lower yielding and/or higher credit risk assets classes and pay down higher cost borrowings. Additionally, Sovereign began to focus on increasing the amount of higher yielding commercial loans which is expected to improve profitability. Although, Sovereign continues to originate residential and multi-family loans, the loans are primarily sold after origination into the secondary markets. As a result of this change in strategy, Sovereign commercial loans in total and as a percentage of assets have increased in 2007.
Although Sovereign is currently in compliance with the loan limitation statutes described above, Sovereign has had to temporarily increase the amount of assets throughout the latter half of 2007 that were not considered large commercial loans in order to comply with the above loan limitations. This temporary increase in assets was funded by increasing short-term borrowings with FHLB. The Company is working on a more permanent solution with the OTS to maintain compliance with this regulation in future periods and expects to have a permanent solution in place by the end of 2008. However, if we are not successful in these efforts we may need to take certain actions to reduce the amount of commercial loans not secured by real estate that are held on our balance sheet. These actions could include reducing the growth rate of our commercial loans not secured by real estate, selling commercial loans not secured by real estate or increasing the amount of residential or multi-family loans and /or investments that are retained on our balance sheet. Each of these actions is inconsistent with our current strategy and could adversely impact future earnings and capital levels.
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
     Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. Sovereign Bank is a member of FHLB Pittsburgh, Boston, and New York and has utilized advances from the FHLB to fund balance sheet growth and provide liquidity. Sovereign had access to advances with the FHLB of up to $24 billion and had outstanding advances of $19.7 billion at December 31, 2007. The level of borrowings capacity Sovereign Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.
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
     Corporate Information. All reports filed electronically by Sovereign with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on Sovereign’s Web site at www.sovereignbank.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These filings are also accessible on the SEC’s Web site at www.sec.gov. Also, copies of the Company’s annual report will be made available, free of charge, upon written request.

Item 1A — Risk Factors
The following list describes several risk factors that are applicable to our Company:
•	An Economic Downturn May Lead to a Deterioration in Our Asset Quality and Adversely Affect Our Earnings and Cash Flow.
     Our business faces various material risks, including credit risk and the risk that the demand for our products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, our credit risk and associated provision for credit losses and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans we originate less profitable and could cause elevated levels of losses on our commercial and consumer loans.
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
•	The Preparation of Sovereign’s Tax Returns Requires the Use of Estimates & Interpretations of Complex Tax Laws and Regulations and Are Subject to Review By Taxing Authorities.
     Sovereign is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.
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
     The regulatory agencies having jurisdiction over banks and thrifts have under consideration a number of possible rulemaking initiatives which impact bank and thrift and bank and thrift holding company capital requirements. Adoption of one or more of these proposed rules could have an adverse effect on us and Sovereign Bank.
     Existing federal regulations limit our ability to increase our commercial loans. We are required to maintain 65% of our assets in residential mortgage loans and certain other loans, including small business loans. We also cannot have more than 20% of our total assets in commercial loans that are not secured by real estate, however, only 10% can be large commercial loans not secured by real estate, more than 10% in small business loans, or more than four times our risk based capital in commercial real estate loans. A small business loan is one with an original amount of $2 million or less, and a large commercial loan is a loan with an original loan amount of more than $2 million. Our existing strategy is to focus loan growth on commercial loans which generally have higher yields and profitability. We may be limited in the amount of commercial loan growth that we can achieve based on the above regulations.

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
•	We Rely on Third Parties for Important Products and Services.
     Third party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, internet connections and network access. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delays and expense.
•	Our Framework for Managing Risks May Not be Effective in Mitigating Risk and Loss to Our Company.
     Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risks to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk and fiduciary risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
•	Our Disclosure Controls and Procedures May Not Prevent or Detect All Errors or Acts of Fraud.
     Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
     These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Sovereign Bank utilizes 841 buildings that occupy a total of 6.3 million square feet, including 240 owned properties with 1.8 million square feet and 601 leased properties with 4.5 million square feet. Eight major buildings contain 1.3 million square feet, which serve as the headquarters or house significant operational and administrative functions:
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
     1130 Berkshire Boulevard Bank Headquarters and Administrative Offices — Wyomissing, Pennsylvania
     1125 Berkshire Boulevard Operations Center — Wyomissing, Pennsylvania
The majority of the 8 properties of Sovereign outlined above are utilized by our Shared Services Consumer Bank segment and for general corporate purposes by our Other segment. The remaining 833 properties consist primarily of bank branches and lending offices used by our Mid-Atlantic, New England and Metro New York segments.

Item 3 — Legal Proceedings
Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.
In January 2008, the Company received a letter from a purported shareholder demanding an investigation into the Board of Director’s oversight of several public disclosures made by the Company from June 2006 through January 2008, contending primarily that the Company inadequately disclosed its exposure to changes in the consumer credit market. The Board is currently analyzing the demand letter from the purported shareholder and will respond in due course after completing its consideration of the issues raised therein.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 4A — Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of the date of this filing are set forth below:
Joseph P. Campanelli — Age 51. Mr. Campanelli became President and Chief Executive Officer of Sovereign and Sovereign Bank in October 2006. He was appointed Vice Chairman of Sovereign in September 2002. Mr. Campanelli was named President and Chief Executive Officer of SBNE effective January 1, 2005. In May 2002, Mr. Campanelli was appointed President and Chief Operating Officer of Sovereign Bank’s Commercial Markets Group. Prior to becoming President and Chief Operating Officer of Sovereign Bank’s Commercial and Business Banking Division in May 2001, Mr. Campanelli was appointed President and Chief Operating Officer of SBNE in January 2000. Mr. Campanelli joined Sovereign as Executive Vice President in September 1997 through Sovereign’s acquisition of the Fleet Automotive Finance Division and assumed the role of Managing Director of Sovereign’s Automotive Finance Division and the Asset Based Lending Group.
Mark R. McCollom — Age 44. In May 2005, Mr. McCollom was named Chief Financial Officer of Sovereign. Mr. McCollom has been with Sovereign since 1996 holding several positions within the company including Managing Director of Corporate Planning, Chief Financial Officer of Sovereign Bank and Chief Accounting Officer.
Salvatore J. Rinaldi — Age 53. Mr. Rinaldi was appointed Executive Vice President and Chief of Staff to Sovereign’s Chief Executive Officer in 2007. As Chief of Staff, he oversees Sovereign Bank’s administrative activities, including the company’s technology, operations, legal, CRA, and security groups. In addition, he is responsible for overseeing the bank’s conversion and integration management activities. In this role Mr. Rinaldi also supervises the operations, documentation, collections, and risk review processes for the bank’s middle market, specialty lending and auto finance groups. Prior to joining Sovereign in 1997, Rinaldi served nearly 24 years in a variety of senior positions with Fleet and Shawmut Banks. His responsibilities included dealer floorplan and indirect auto finance operations, collections, underwriting, audit, strategic planning and budgeting.
Robert M. Rose — Age 56. Mr. Rose has served as Credit Risk Management Officer and Executive Vice President of Sovereign since May 2004 and Executive Vice President and Regulation O Officer of Sovereign Bank since May 2004. Previously, Mr. Rose had served as Chief Credit Policy Officer and Executive Vice President of Sovereign from May 2002 until May 2004 and Chief Credit Officer and Senior Vice President of Sovereign from 2000 until May 2002.
Patrick J. Sullivan — Age 52. Mr. Sullivan was appointed to the position of Managing Director of Commercial Banking in 2008. Prior to being promoted to Managing Director of Commercial Banking, Mr. Sullivan was President and CEO of Massachusetts and New Hampshire. Mr. Sullivan has 30 years of experience in the banking industry and has held a variety of executive and management positions. He joined Sovereign in June of 2000 as Executive Vice President, Managing Director of Commercial Banking and Specialized Lending. Previously, he was President and Chief Executive Officer of Howard Bank.
Matthew A. Kerin — Age 53. Mr. Kerin was appointed Managing Director, Corporate Specialties Group in January 2008 assuming responsibility for Consumer Lending, Mortgage Banking and Global Services. Mr. Kerin joined the company in 2007 as Executive Vice President and Managing Director for Capital Markets and Wealth Management after having served in an advisory capacity to the CEO and executive management of Sovereign Bank since 2006. Previously, Kerin spent twenty years with Bank of America, FleetBoston Financial and predecessor entities, in various executive and senior management roles in asset management, strategic development, and corporate finance.
Roy J. Lever — Age 56. Mr. Lever was appointed to the position of Managing Director of Retail Banking in 2008. Prior to joining Sovereign, Mr. Lever served nearly 33 years in a variety of senior positions with Bank of America and Fleet Bank. Most recently, he was a Senior Vice President for Global Consumer and Small Business Banking at Bank of America and where he had responsibility for the bank’s compliance, risk and operations at more than 6,000 branches.

PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Sovereign’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” At February 14, 2008, the total number of record holders of Sovereign’s common stock was 22,073.
Market and dividend information for Sovereign’s common stock appear in Item 7 — Table 13 “Selected Consolidated Financial Data” of this Form 10-K.
On January 24, 2008 Sovereign announced that it was discontinuing its quarterly dividend to common stock holders to help bolster capital and mitigate risk during the ongoing challenges facing the financial services industry. Sovereign’s Board of Directors will review whether to reinstate the common stock dividend in future periods. In addition, for certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation — Regulatory Capital Requirements” and Note 15 at Item 8, “Financial Statements and Supplementary Data.”
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended December 31, 2007:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)
10/1/07 through 10/31/07	390	$18.48	Not Applicable	19,500,000
11/1/07 through 11/30/07	22	$14.53	Not Applicable	19,500,000
12/1/07 through 12/31/07	1,545	$12.28	Not Applicable	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40.5 million shares of common stock as of December 31, 2007. Twenty one million shares have been purchased under these repurchase programs as of December 31, 2007. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 1,957 shares outside of publicly announced repurchase programs during the fourth quarter of 2007.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$84,746,396	$89,641,849	$63,678,726	$54,489,026	$43,517,433
Loans held for investment, net of allowance	56,522,575	54,505,645	43,072,670	36,102,598	25,695,715
Loans held for sale(1)	547,760	7,611,921	311,578	137,478	137,154
Investment securities	15,142,392	14,877,640	12,557,328	11,546,877	12,618,971
Deposits and other customer accounts	49,915,905	52,384,554	37,977,706	32,555,518	27,344,008
Borrowings and other debt obligations	26,126,082	26,849,717	18,720,897	16,140,128	12,197,603
Stockholders’ equity	$6,992,325	$8,644,399	$5,810,699	$4,988,372	$3,260,406
Summary Statement of Operations
Total interest income	$4,656,256	$4,326,404	$2,962,587	$2,255,917	$1,951,888
Total interest expense	2,792,234	2,504,856	1,330,498	819,327	724,123

Net interest income	1,864,022	1,821,548	1,632,089	1,436,590	1,227,765
Provision for credit losses(1)	407,692	484,461	90,000	127,000	161,957

Net interest income after provision for credit losses(5)	1,456,330	1,337,087	1,542,089	1,309,590	1,065,808
Total non-interest income(1)	354,396	285,574	602,664	450,525	499,439
General and administrative expenses	1,345,838	1,289,989	1,089,204	942,661	852,364
Other expenses(1) (2)	1,874,600	313,541	163,429	236,232	157,984

(Loss)/Income before income taxes	(1,409,712)	19,131	892,120	581,222	554,899
Income tax provision (benefit)	(60,450)	(117,780)	215,960	127,670	153,048

Net (Loss)/Income(3)	$(1,349,262)	$136,911	$676,160	$453,552	$401,851

Share Data
Common shares outstanding at end of period (in thousands)(3)	481,404	473,755	358,018	345,775	293,111
Basic (loss)/earnings per share(3)	$(2.85)	$0.30	$1.77	$1.34	$1.38
Diluted (loss)/earnings per share(3)	$(2.85)	$0.30	$1.69	$1.29	$1.32
Common share price at end of period	$11.40	$25.39	$20.59	$21.48	$22.62
Dividends declared per common share	$.320	$.300	$.170	$.115	$.100
Selected Financial Ratios
Book value per common share(4)	$14.12	$17.83	$15.46	$13.74	$10.59
Common dividend payout ratio(5)	N/A	92.11%	9.02%	8.21%	6.99%
Return on average assets(6)	(1.62)%	0.17%	1.11%	.90%	.97%
Return on average equity(7)	(15.40)%	1.82%	11.92%	10.74%	13.41%
Average equity to average assets(8)	10.52%	9.46%	9.34%	8.36%	7.24%

(1)	Our provision for credit losses in 2007 was negatively impacted by the deterioration in the credit quality of our loan portfolios (particularly auto loans, commercial loans and our remaining correspondent home equity portfolios) which was impacted by the weakening of the United States economy as well as declines in residential real estate prices. See additional discussion in Management’s Discussion and Analysis. Non-interest income for 2007 includes a pretax other-than-temporary impairment charge of $180.5 million on FNMA and FHLMC preferred stock. Non-interest income also included charges of $46.9 million within capital markets revenue related to losses on repurchase agreements and other financing agreements that Sovereign provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements. In connection with a strategic decision made in the fourth quarter of 2006, management decided to take several steps to improve the profitability and capital position of the Company. The Company decided to sell certain loans including $2.9 billion of low yielding residential real estate and $4.3 billion of correspondent home equity loans whose credit quality had deteriorated significantly in 2006. The proceeds from these sales were utilized to reduce FHLB borrowings and brokered certificate of deposits. In 2006, we recorded charges of $296 million through the provision for credit losses related to the correspondent home equity loan sale and recorded a $28.2 million reduction in mortgage banking revenues as a result of re-classifying these loans to held for sale at December 31, 2006 and carrying the loans at their market value which was less than cost. In the first quarter of 2007, Sovereign recorded and additional charge of $119.9 million on our correspondent home equity loan portfolio. See additional discussion in Management’s Discussion and Analysis. Also in the fourth quarter of 2006, several members of executive management resigned from the Company and approximately 360 employees were notified that their positions were being eliminated. In 2006, Sovereign recorded severance charges of $63.9 million related to these events which was recorded in other expenses. Finally, Sovereign sold approximately $1.5 billion of low yielding investment securities in connection with the restructuring plan. The proceeds from this sale were reinvested in higher yielding securities as they were needed for collateral on certain of our debt and deposit obligations. However, in 2006, we recorded a pre-tax loss of $43 million in connection with this sale which was recorded in non-interest income. Sovereign also recorded investment securities charges of $305.8 million during the second quarter of 2006 which was recorded in non-interest income. See Management’s Discussion and Analysis and Footnotes 6, 7 and 28 to the Consolidated Financial Statements for further discussion.

(2)	2007 results include a $1.58 billion goodwill impairment charge related to the Company’s Metro New York and Shared Services Consumer reporting units. See Management’s Discussion and Analysis and Footnote 4 to the Consolidated Financial Statements for further discussion.

(3)	Net income includes after-tax goodwill and investment security impairment charges, merger-related charges, restructuring charges, debt extinguishment charges or other charges of $1.9 billion ($3.92 per share) in 2007, $538 million ($1.24 per share) in 2006, $15 million ($0.04 per diluted share) in 2005, $98 million ($0.27 per diluted share) in 2004 and $19 million ($0.06 per diluted share) in 2003.

(4)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of such period.

(5)	Common dividend payout ratio is calculated by dividing total common dividends paid by net income for the period. The ratio for 2007 is not applicable due to the net loss recorded during this time period.

(6)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(7)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(8)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

Management’s Discussion and Analysis
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
Sovereign, is an $85 billion financial institution as of December 31, 2007, with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
Balance Sheet Restructuring and Expense Savings Initiatives
Our financial results for 2007 were significantly impacted by a number of factors. In the first half of 2007 we were focused on completing the balance sheet restructuring initiated at the end of 2006 and expense savings initiatives. During 2007, we completed a comprehensive review of Sovereign’s operating cost structure and began implementing the restructuring plan that was formulated late in 2006. The restructuring plan focused on the following three goals which we believed would help improve the quality of earnings, improve our financial performance, provide greater transparency and understanding of Sovereign’s businesses and strategy, and better position Sovereign for sustainable growth:
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
In December 2006, Sovereign notified approximately 360 employees that their positions had been eliminated. Additionally, several members of executive management were terminated and/or resigned in the fourth quarter of 2006, including the Company’s former Chief Executive Officer. Sovereign incurred severance charges of $63.9 million in 2006 resulting from these events. In 2007, we terminated additional employees which resulted in severance charges of $13.7 million. Sovereign’s executive management team and Board of Directors also decided to freeze the Company’s Employee Stock Ownership Plan (ESOP). In 2007, the debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. During 2007, Sovereign recorded a non-deductible non-cash charge of $40.1 million in connection with this action.
We also closed approximately 40 underperforming branch locations in 2007. In connection with the decision to close these locations, Sovereign recorded charges of $22.5 million in 2007. We intend to continue to make investments in our retail franchise and we have opened or relocated 16 new branches in 2007 and are targeting the opening or relocation of up to 20 branch offices during 2008.
In order to improve our capital position, Sovereign sold approximately $8.0 billion of low margin and/or high credit risk assets (which included the $3.4 billion of correspondent home equity loans, $2.9 billion of residential mortgage loans, $1.2 billion of multi-family loans, and $0.5 billion of investments) and reduced our wholesale funding significantly in the first quarter of 2007 with the proceeds from the sales. These loan sales enhanced the quality of our balance sheet, improved the quality of our earnings, and enhanced our capital ratios. The sale of these assets also helped to stabilize our net interest margin which was 2.73% for 2007 compared to 2.60% for the fourth quarter of 2006 and 2.75% for all of 2006.
The decision to sell the $8.0 billion of assets was made late in 2006 and as a result all of the loans to be sold were classified as held for sale and reported at the lower of cost or market at December 31, 2006. Approximately $4.3 billion of the assets included correspondent home equity loans which were written down to their estimated fair market value which resulted in a pretax charge of $296 million in the fourth quarter of 2006 that was recorded as additional provision for credit losses due to the determination that this reduction in fair value was primarily associated with credit factors and not interest rates. The majority of the correspondent home equity loans were non prime in nature and were held by customers outside of Sovereign’s branch footprint.
We sold $3.4 billion of the correspondent home equity loans in the first quarter of 2007. However, due to adverse market conditions for non-prime loans we decided not to sell $658 million of correspondent home equity loans. At the end of the first quarter of 2007, Sovereign transferred these remaining loans back into our held for investment loan portfolio. Before transferring these loans back into the held for investment loan portfolio, Sovereign marked this portfolio to market as of March 31, 2007 which resulted in a lower of cost or market write-down of $84.2 million. In addition to this charge, Sovereign also established a reserve for the $3.4 billion of correspondent home equity loans that were sold to cover any loans that may need to be repurchased from the buyers of these loans if any breaches of certain representation and warranty clauses contained within the sale agreement are discovered in future periods. We also were required to further write down the $3.4 billion of correspondent home equity loans that we sold in the first quarter due to lower pricing on the execution of the sales as a result of the deterioration in the loan portfolio and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million for the three-month period ended March 31, 2007. The total charge related to the correspondent home equity loan sale of $119.9 million for 2007 is reflected in mortgage banking income/(loss).
As a part of the restructuring plan, Sovereign also redeemed certain asset backed floating rate notes totaling $2.0 billion and junior subordinated debentures due to Capital Trust Entities totaling approximately $286 million. In connection with these transactions, Sovereign incurred debt extinguishment charges of $14.7 million in 2007.

Market Conditions and Credit
In the second half of 2007, conditions in the housing market continued to deteriorate and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in higher delinquencies and greater charge-offs in 2007 compared to 2006. Several companies that specialized in non prime residential real estate lending declared bankruptcy in 2007 or significantly curtailed their operations. Credit spreads significantly widened on various asset classes in the secondary marketplace which has led to a reduction in liquidity for these asset classes.
These changing market conditions impacted our financial results in the third and fourth quarters of 2007 in a number of ways. We began to see higher levels of losses on our remaining correspondent home equity portfolio due to a reduction in housing values and limited availability of credit in the marketplace which reduced refinancing options for these loan customers. Because the actual losses on the remaining correspondent home equity portfolio were higher than initially anticipated, Sovereign increased its provision for credit losses by an additional $47 million during the third quarter of 2007 for this portfolio.
In addition to our correspondent home equity portfolio, we saw elevated levels of losses in our auto loan portfolio in the second half of 2007. During the second half of 2006, Sovereign expanded its indirect auto loan business in the Southeastern and Southwestern United States (“the Southeast and Southwest production offices”). When we decided to expand our auto loan business into the Southeast and Southwest, we expected to see higher levels of losses than what we had historically experienced for our auto loan business in our geographic footprint given that it was a new market and economic conditions were different in these markets as compared to the Northeast. However, our pricing was adjusted to consider this expected difference in risk. The Southeast and Southwest production offices experienced significant growth in auto loan balances in 2007 with auto loan originations of approximately $2.8 billion or 57% of our 2007 total auto loan originations. The average yield on these loan originations was 8.04% in 2007 compared to 7.61% on our originations within our geographic footprint. However, credit losses were significantly higher than our expectations and were the primary reasons for additional provisions for credit losses that were recorded in the second half of 2007. Charge-offs on our auto portfolio totaled $76.2 million during 2007 compared to $30.5 million in 2006. However, 71% of our 2007 credit losses were recorded in the second half of the year. Additionally, more than half of these losses were related to the Southeast and Southwest production offices. At December 31, 2007, $2.6 billion of our auto loan portfolio consisted of loans originated in the Southeast and Southwest production offices.
In late December 2007, management decided to cease originating new loans in the Southeast and Southwest production offices effective January 31, 2008. Management also strengthened its underwriting standards in the third and fourth quarters of 2007 on its entire auto loan portfolio. We believe these two decisions will lower loss rates in future periods; however losses are anticipated to remain at elevated levels during the first half of 2008 as the newly originated loans continue to season. We believe the additional provisions responds to the increased risk in our auto loan portfolio. However, deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in 2008.
In addition to increasing the provision for credit losses for the auto loan and correspondent home equity portfolios, Sovereign also increased the provision for credit losses to cover exposures in its commercial portfolio, as well as increased charge-offs. Our commercial reserves as a percentage of commercial loans increased to 1.40% at December 31, 2007, from 1.23% at December 31, 2006. This was due to an increase in the level of criticized and non-performing loans from the prior year and weakening market conditions. Additionally, we recorded additional provisions in 2007 due to growth of $2 billion on our commercial real estate and commercial and industrial loan portfolios.
Our total allowance for credit losses as a percentage of total loans increased to 1.28% at December 31, 2007 compared to 0.88% at December 31, 2006. We believe the reserves we have established are adequate to provide for inherent losses in our portfolio at this time. Although the credit quality of our loan portfolio will most likely have the most significant impact on our financial performance in 2008, we believe the recent steps we have taken with regards to our auto loan portfolio will reduce the credit risk in our consumer portfolio. Additionally, our residential and in-market consumer home equity loan portfolios have continued to perform well due to our high underwriting standards in these portfolios and the historical decision to not originate certain residential mortgage products that led to significant industry problems in 2007, such as teaser rate adjustable rate mortgages and negative amortization mortgage loans.
The disruption in the non-prime residential lending sector also negatively impacted the ability of some of our customers to repay certain financing agreements that Sovereign extended through our capital markets group. During the third and fourth quarters of 2007, we recorded $46.9 million of pre-tax losses on repurchase agreements and other financings that Sovereign provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements.
The disruption in the residential real estate market also had a significant impact on Fannie Mae (FNMA) and Freddie Mac (FHLMC) and caused credit spreads on preferred stock issuances of these companies to increase dramatically in the fourth quarter of 2007. Credit spreads on these securities increased by over 200 basis points in the fourth quarter which resulted in unrealized losses of $180.5 million on the $803 million of preferred stock that Sovereign held in these entities at December 31, 2007. At September 30, 2007, the unrealized loss on these same securities was $9.5 million. We recorded the unrealized loss of $180.5 million at December 31, 2007 as an other-than-temporary impairment in accordance with generally accepted accounting principles (GAAP). The FNMA and FHLMC preferred securities are investment grade and part of our available-for-sale investment portfolio. While Sovereign continues to believe that the market value of these securities will improve in the future, the company cannot say with certainty that this recovery will occur in the near-term; thus, an other-than-temporary impairment charge was recorded in the fourth quarter of 2007 as a component of non-interest income.
Goodwill Impairment
The market conditions and related concerns surrounding credit caused valuations for banking and other financial services companies to decrease significantly during the fourth quarter of 2007. The market price of our common stock decreased from a high of $25.16 during the second quarter of 2007 to a low of $10.08 in the fourth quarter of 2007, a 60% decrease. The significant drop in value caused our book value per common share to be significantly higher than our market stock price.
During the fourth quarter of 2007, we completed our annual assessment of goodwill using a third party valuation firm who considered the impact of current credit conditions, our 2007 actual results, expected results for 2008, as well as current market valuations. We evaluated goodwill for impairment for each of our reporting units under 3 different valuation approaches (transaction market approach, guideline company approach, and discounted net income approach) to ensure that the fair value of our reporting units was in excess of net book value including goodwill. Based on this analysis, we concluded that we had goodwill impairment in our Shared Services Consumer and Metro New York segments of $634 million and $943 million, respectively.

Our Shared Services Consumer segment primarily consists of our residential real estate lending and auto lending businesses. The impairment in our Shared Services Consumer segment was impacted by the negative events in the fourth quarter surrounding our auto portfolio. In the third quarter of 2007, the annual loss run rate for our auto loans was $76.4 million or 116 points. During the fourth quarter losses for the auto loan portfolio increased significantly beyond what was expected with an annual loss run rate of $135.8 million or 206 basis points. The majority of these losses related to loans originated in the Southeast and Southwest production offices. This led to our decision to cease originating loans from the Southeast and Southwest production offices effective January 31, 2008. The closing of these operations and the higher levels of consumer loan losses, had a significant negative impact on our anticipated future earnings for the Shared Services Consumer Segment. These facts, in addition to, the decrease in market valuations for all banks during the quarter of 2007 had a significant impact on the fair value of our consumer reporting unit. As a result we determined the Shared Services Consumer segment’s goodwill was impaired, resulting in a writedown of $634 million as of December 31, 2007.
In connection with our acquisition of Independence Bancorp in June 2006, Sovereign created a Metro New York segment. This segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices. Total goodwill recorded in this segment was approximately $2.7 billion. Due to the significant drop in market valuations for financial institutions during the fourth quarter, as well as lower than anticipated revenue and deposit growth for this segment, Sovereign was required to record a goodwill impairment charge of $943 million related to its Metro New York segment. See Note 4 in our Consolidated Financial Statements for further discussion on our goodwill impairment charges recorded in 2007.
Profitability
The impact of all of the above items on Sovereign’s 2007 financial results was significant as Sovereign reported a net loss of $1.35 billion in 2007 compared to net income of $136.9 million in 2006.
Although Sovereign was negatively impacted by the events above, management was able to carry out many of its initiatives in 2007 including the balance sheet restructuring and expense savings initiative. We also believe that the timing of the $3.4 billion sale of correspondent home equity loans in the first quarter of 2007 was fortunate due to the adverse developments in the U.S. residential real estate market subsequent to our decision to sell these loans. If we had decided to sell these loans later in 2007, we believe our loss would have been materially higher. Despite our disappointing 2007 financial results, we are encouraged by certain core financial metrics. Net interest income, consumer and commercial fees, and operating expenses have been in line with our expectations and have increased from the prior year. In the fourth quarter of 2007, we piloted a new retail deposit strategy called “Customer First” in certain markets within our footprint. The goal of Customer First is to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. The results of this initial rollout were positive and we have begun the process of implementing Customer First throughout our entire branch network. The implementation of Customer First is an important initiative for Sovereign which we hope will help increase our profitability towards the end of 2008 and beyond.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
The Banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, including acquisitions by Sovereign, have affected the competitive landscape in the markets we serve. Sovereign acquired Independence on June 1, 2006 which extended our operations to New York, a major market in the Northeast where we did not have significant operations previously. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a mildly liability sensitive interest rate risk position. Sovereign restructured its balance sheet and sold approximately $8.0 billion of low margin and/or high credit risk assets in early 2007. We utilized the proceeds to pay off higher cost borrowings. These actions benefited our net interest margin in 2007 which increased to 2.73% compared to 2.60% in the fourth quarter of 2006. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. We would expect our net interest margin to benefit from any substantial sustained expansion between long-term and short-term interest rates, and if we are able to grow low-cost core deposits. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio had a significant impact on our operating results for 2007. Any significant change in the credit quality of our loan portfolio would have a significant effect on our financial position and results of operations. We have experienced a deterioration in certain key credit quality performance indicators in the second half of 2007. We had charge-offs of $143.8 million in 2007 compared to $529.1 million in 2006. However, charge-offs for 2006 were impacted by our decision to sell our correspondent home equity loan portfolio in 2006. As discussed earlier, Sovereign transferred $4.3 billion of correspondent home equity loans on December 31, 2006 to held for sale which resulted in a charge-off of $382.5 million. Prior to this, Sovereign had recorded charge-offs of $50.9 million on these loans in 2006. Therefore, after removing the impact of these losses, Sovereign’s credit losses for 2006 would have been $95.7 million.

During the first quarter of 2007, Sovereign sold $3.4 billion of correspondent home equity loans but decided to retain $658 million due to adverse market conditions. We wrote the loans that we retained down to fair value. This write-down included an estimate of future credit losses associated with the loans based on current market conditions at that time. Therefore, as losses have been experienced on these retained loans they have been recorded against our lower of cost or market adjustment which we established in the first quarter. The initial credit reserves which we established in the first quarter of 2007 are anticipated to be completely utilized in 2008 as this reserve totals only $11.9 million at December 31, 2007. Sovereign will begin recording charge-offs in 2008 against the allowance for loan loss beginning in the first quarter on this retained portfolio. However, as a result of conditions in the housing market and higher levels of losses on these retained loans Sovereign recorded additional provisions for credit losses of $50.5 million in 2007 which we believe is adequate to cover inherent losses in this portfolio. Although we believe our credit reserves at December 31, 2007 of $62.4 million are adequate to cover inherent losses, further deterioration in the economy of the regions we extended these loans and/or declines in residential real estate prices could result in Sovereign recording additional provisions for credit losses in future periods. As of December 31, 2007, Sovereign has $367.5 million of first lien and $131 million of second lien correspondent home equity loans.
Additionally, during 2007, Sovereign aggressively expanded its indirect auto loan portfolio via our Southeast and Southwest production offices. However credit losses were higher than our expectations and were the primary reasons for an additional $85 million of incremental provisions for credit losses that were recorded in the second half of 2007. Charge-offs on our auto portfolio totaled $76.2 million during 2007 compared to $30.5 million in 2006. However, 71% of our 2007 credit losses were recorded in the second half of the year. Additionally, 54% of these losses related to the Southeast and Southwest production offices.
In late December 2007, management decided to cease originating new loans in the Southeast and Southwest production offices effective January 31, 2008. Management also strengthened its underwriting standards in the second half of 2007 on its entire auto loan portfolio. We believe these two decisions will lower loss rates in future periods, however losses are anticipated to remain at elevated levels during the first half of 2008 as the newly originated loans continue to season. Additionally, deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in 2008.
As discussed previously, conditions in the housing market significantly impacted certain areas of our business in 2007. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign has residential real estate loans totaling $13.3 billion at December 31, 2007. However, credit losses on these loans have been quite low and totaled $7.5 million during 2007. Our fourth quarter loss rate did increase to 10 basis points which would equate to annualized 2008 losses of $14.5 million. However, these amounts are quite favorable compared to the industry. This can be attributed to Sovereign’s conservative underwriting approach for this portfolio as we did not originate any negative amortization loans nor did we offer any adjustable rate mortgages with below market rates during an introductory period (i.e. teaser rate loans). Although we do have Alt-A loans, (loans that provide customers reduced documentation requirements in return for quicker decisioning and higher interest rates) these loans are generally of a high quality and have a weighted average FICO at origination of 719 and average loan to values of 67%. However, given the recent trends in the residential real estate market, we believe that the loss trend on our residential loan portfolio will continue to increase. As a result we added additional reserves of $4.9 million in the fourth quarter of 2007 and have total reserves of $38.3 million for our residential loans portfolio. Future losses in our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market. Sovereign also has $6.2 billion of home equity loans and lines of credit. Credit losses on these loans for 2007 were $8.1 million. This portfolio consists of loans with an average FICO at origination of 785 and average loan to values of 62%. We believe that declining house values and real estate conditions could cause losses on this portfolio to increase in future periods. Therefore, we added additional reserves for the portfolio in the fourth quarter of 2007 of $7.1 million and have total reserves of $28.5 million for our home equity portfolio.
The homebuilder industry has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices in 2007 have been the most pronounced in certain states where previous increases were the most pronounced, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in certain midwest states due to increasing levels of unemployment. Sovereign provides financing to various homebuilder companies which is included in our commercial loan portfolio. At December 31, 2007 this portfolio totaled $1.2 billion and 80% of the loans are to builders in our geographic footprint. We believe our existing reserve levels are adequate to cover losses for these loans. However, we will continue to monitor this portfolio in future periods given recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2007	2006
Net interest income	$1,864,022	$1,821,548
Provision for credit losses	407,692	484,461
Total non-interest income	354,396	285,574
General and administrative expenses	1,345,838	1,289,989
Other expenses	1,874,600	313,541
Net (loss)/income	$(1,349,262)	$136,911
Basic (loss)/earnings per share	$(2.85)	$0.30
Diluted (loss)/earnings per share	$(2.85)	$0.30
The major factors affecting comparison of earnings and diluted earnings per share between 2007 and 2006 were:
•	Net interest income increased 2% during 2007 due to the full year impact of the Independence acquisition as well as organic balance sheet growth, which was offset by the impact of our balance sheet restructuring in the first quarter of 2007.

•	Included in non-interest income:
(1)	Net losses on investment securities of $176.4 million and $312.0 million in 2007 and 2006, respectively. Our 2007 and 2006 results included other-than-temporary impairment charges of $180.5 million and $67.5 million, respectively, on FNMA and FHLMC preferred stock. Net losses on investment securities in 2006 also included losses of $238.3 million on the sale of investment securities in the second quarter of 2006 and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for additional details.

(2)	An increase in consumer and commercial fee income in 2007 of $43.1 million. The continued growth in fee income in consumer and commercial banking is due to loan and deposit growth as a result of the full year impact of the Independence acquisition as well as strong growth in commercial loans.

(3)	A decrease in capital markets revenues of $36.8 million due to charges of $46.9 million related to customers who defaulted on repurchase agreements and other financing obligations during 2007.

(4)	A decrease in mortgage banking revenues in 2007 of $92.0 million due to a $119.9 million lower of cost or market adjustment related to the previously mentioned correspondent home equity loan transactions in the first quarter of 2007. In 2006, Sovereign also sold $2.9 billion of residential real estate loans and recorded a lower of cost or market adjustment of $28.2 million.
•	Other expenses have increased due primarily to non-deductible goodwill impairment charges of $943 million in our Metro New York reporting unit and $634 million in our Shared Services Consumer reporting unit. See Note 4 for additional details on this charge. Sovereign also recorded restructuring and ESOP termination charges of $102.1 million in 2007 compared to $78.7 million in 2006. Additionally, merger-related charges of $2.2 million were incurred in 2007 compared to $42.4 million in 2006.

•	The decrease in provision for credit losses in 2007 is related to the previously mentioned $296 million lower of cost or market adjustment for the correspondent home equity portfolio in the fourth quarter of 2006. This decline was partially offset by incremental provision for credit losses in 2007 for our indirect auto, correspondent home equity loans and commercial lending portfolios.

•	Sovereign recorded an income tax benefit of $60.5 million in 2007 compared to a benefit of $117.8 million in 2006. Both 2007 and 2006 taxes were significantly impacted by the aforementioned restructuring and other significant charges which have magnified the impact of our favorable permanent tax-free items. See a later section of the MD&A for further discussion

•	Increases in general and administrative expenses were due primarily to the full year impact of the Independence acquisition which closed on June 1, 2006, partially offset by cost savings from our expense reduction initiatives that were implemented in 2007.

     Net Interest Income. Net interest income for 2007 was $1.86 billion compared to $1.82 billion for 2006, or an increase of 2.3%. The increase in net interest income in 2007 was due to an increase in average interest-earning assets of $2.3 billion, which was related to the full year impact of the 2006 Independence acquisition and organic loan growth primarily in the commercial and auto portfolios offset by our balance sheet restructuring that was completed in the first quarter of 2007 in which we sold approximately $8.0 billion of low margin and/or high risk assets to reduce higher cost wholesale liabilities.
Interest on investment securities and interest-earning deposits was $792 million for 2007 compared to $775 million for 2006. The increase in interest income was due to higher yields in 2007 which averaged 6.15% compared to 5.82% in 2006. The increase in yield is primarily due to a rise in market interest rates and due to the investment restructurings Sovereign executed in the second and fourth quarters of 2006. This increase in yield in 2007 was offset by a decrease in average investments of $420 million during 2007 as a result of the balance sheet restructuring.
Interest on loans was $3.86 billion and $3.55 billion for 2007 and 2006, respectively. The average balance of loans was $58.0 billion with an average yield of 6.69% for 2007 compared to an average balance of $55.2 billion with an average yield of 6.45% for 2006. The overall growth in total loans resulted from the Independence acquisition and from origination activity in commercial and auto loans. The increase in average yields year to year is due primarily to increased yields on our auto loan portfolios. Auto loan yields have increased 102 basis points due to the previously mentioned expansion resulting from our Southeast and Southwest production offices. The Southeast and Southwest auto loans totaled $2.6 billion at the end of 2007 compared to $0.4 billion at December 31, 2006. At December 31, 2007, approximately 34% of our total loan portfolio reprices monthly or more frequently.
Interest on total deposits was $1.63 billion for 2007 compared to $1.37 billion for 2006. The average balance of deposits was $44.4 billion with an average cost of 3.67% for 2007 compared to an average balance of $41.2 billion with an average cost of 3.33% for 2006. Additionally, the average balance of non-interest bearing deposits increased to $6.4 billion in 2007 from $6.0 billion in 2006. The increase in the average balance of deposits was due to the acquisition of Independence.
Interest on borrowings and other debt obligations was $1.16 billion for 2007 compared to $1.13 billion for 2006. The average balance of total borrowings and other debt obligations was $22.2 billion with an average cost of 5.24% for 2007 compared to an average balance of $23.4 billion with an average cost of 4.85% for 2006. The increase in the cost of funds on borrowings and other debt obligations resulted principally from the higher rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates. The decrease in average balances is the result of the balance sheet restructuring.

Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2007	2006	2005
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Interest-earning deposits	$307,596	$16,562	5.38%	$285,382	$13,897	4.87%	$155,672	$5,717	3.67%
Investment securities(1)
Available for sale	12,971,273	804,025	6.20	11,217,296	658,966	5.87	7,404,848	385,158	5.20
Held to maturity	—	—	—	2,248,565	125,886	5.60	4,062,700	217,889	5.36
Other	901,197	51,645	5.73	849,040	51,414	6.06	623,005	18,058	2.90

Total investments	14,180,066	872,232	6.15	14,600,283	850,163	5.82	12,246,225	626,822	5.12
Loans:
Commercial loan	25,422,607	1,823,144	7.17	20,833,022	1,489,484	7.15	15,904,425	983,461	6.18
Multifamily	4,657,978	296,126	6.36	3,612,737	224,290	6.21	—	—	—
Consumer:
Residential mortgage	14,525,467	825,685	5.68	15,770,676	888,546	5.63	10,588,935	568,831	5.37
Home equity loans and lines of credit	6,868,727	469,760	6.84	10,119,375	654,760	6.47	10,157,824	567,548	5.59

Total consumer loans secured by real estate	21,394,194	1,295,445	6.06	25,890,051	1,543,306	5.96	20,746,759	1,136,379	5.48

Auto loans	6,187,487	433,172	7.00	4,457,932	266,806	5.98	4,356,121	233,283	5.36
Other	360,486	31,248	8.67	452,029	37,201	8.23	535,616	40,468	7.56

Total Consumer	27,942,167	1,759,865	6.30	30,800,012	1,847,313	6.00	25,638,496	1,410,130	5.50

Total loans	58,022,752	3,879,135	6.69	55,245,771	3,561,087	6.45	41,542,921	2,393,591	5.76

Allowance for loan losses	(533,263)	—	—	(489,775)	—	—	(420,879)	—	—

Net loans(1)(2)	57,489,489	3,879,135	6.75	54,755,996	3,561,087	6.50	41,122,042	2,393,591	5.82

Total interest-earning assets	71,669,555	4,751,367	6.63	69,356,279	4,411,250	6.36	53,368,267	3,020,413	5.66
Non-interest-earning assets	11,646,477	—	—	10,139,116	—	—	7,363,707	—	—

Total assets	$83,316,032	$4,751,367	5.70%	$79,495,395	$4,411,250	5.55%	$60,731,974	$3,020,413	4.97%

Interest-bearing liabilities:
Deposits:
NOW accounts	$5,682,868	$61,599	1.08%	$5,580,571	$50,991	0.91%	$5,224,350	$30,896	0.59%
NOW accounts – government and wholesale	4,022,516	203,411	5.06	4,293,111	215,557	5.02	3,435,963	120,045	3.49
Customer repurchase agreements	2,545,304	108,137	4.25	1,639,453	74,470	4.54	960,092	26,566	2.77
Savings accounts	4,258,897	27,839	0.65	4,286,355	29,660	0.69	3,779,333	25,347	0.67
Money market accounts	9,902,914	347,077	3.50	8,346,033	225,167	2.70	7,900,301	119,341	1.51
Money market accounts- wholesale	2,443,111	130,807	5.35	2,558,549	137,802	5.39	344,105	12,013	3.49
Certificates of deposits	11,383,634	531,994	4.67	9,870,673	405,215	4.11	6,662,657	176,136	2.64
Certificates of deposits – wholesale	4,112,903	216,451	5.26	4,590,768	233,335	5.08	2,918,679	114,246	3.91

Total deposits	44,352,147	1,627,315	3.67	41,165,513	1,372,197	3.33	31,225,480	624,590	2.00

Total borrowings and other debt obligations	22,247,100	1,164,919	5.24	23,377,692	1,132,659	4.85	17,707,167	705,908	3.99

Total interest bearing liabilities	66,599,247	2,792,234	4.19	64,543,205	2,504,856	3.88	48,932,647	1,330,498	2.72
Non-interest-bearing DDA	6,386,359	—	—	6,020,184	—	—	5,294,135	—	—
Non-interest-bearing liabilities	1,568,869	—	—	1,412,368	—	—	831,296	—	—

Total liabilities	74,554,475	2,792,234	3.75	71,975,757	2,504,856	3.48	55,058,078	1,330,498	2.42
Stockholders’ equity	8,761,557	—	—	7,519,638	—	—	5,673,896	—	—

Total liabilities and stockholders’ equity	$83,316,032	$2,792,234	3.35%	$79,495,395	$2,504,856	3.15%	$60,731,974	$1,330,498	2.19%

Net interest spread(3)	2.44%	2.48%	2.94%

Taxable equivalent interest income/net interest margin	1,959,133	2.73%	1,906,394	2.75%	1,689,915	3.17%

Tax equivalent basis adjustment	(95,111)	(84,846)	(57,826)

Net interest income	$1,864,022	$1,821,548	$1,632,089

Ratio of interest-earning assets to interest-bearing liabilities	1.08	x	1.07	x	1.09	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2007, 2006, and 2005 were $3.1 billion, $2.9 billion and $1.9 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2007, 2006 and 2005 were $80.5 million, $75.4 million and $51.3 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2007, 2006 and 2005, were $14.7 million, $9.5 million and $6.6 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $14.1 million, $97.6 million and $136.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and changes in rates to changes in net interest income for the periods indicated. The change in interest not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2007 VS. 2006			2006 VS. 2005
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$1,130	$1,535	$2,665	$5,879	$2,301	$8,180
Investment securities available for sale	107,239	37,820	145,059	218,809	54,999	273,808
Investment securities held to maturity	(62,943)	(62,943)	(125,886)	(101,182)	9,179	(92,003)
Investment securities other	3,068	(2,837)	231	8,335	25,021	33,356
Net loans(1)	182,149	135,899	318,048	862,362	305,134	1,167,496

Total interest-earning assets			340,117			1,390,837

Interest-bearing liabilities:
Deposits	110,871	144,246	255,117	241,660	505,948	747,608
Borrowings	(56,435)	88,696	32,261	255,166	171,584	426,750

Total interest-bearing liabilities			287,378			1,174,358

Net change in net interest income	$176,207	$(123,468)	$52,739	$497,377	$(280,898)	$216,479

(1)	Includes non-accrual loans and loans held for sale.
     Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2007 was $407.7 million compared to $484.5 million for 2006. Our provision for credit losses in 2006 includes the previously mentioned provision of $296.0 million on the transfer of $4.3 billion of correspondent home equity loans to held for sale status at December 31, 2006. See Note 7 for additional details. The provision in 2007 was impacted by the following items discussed below.
During 2007, Sovereign’s outstanding auto loan portfolio increased from $4.8 billion at December 31, 2006 to $7.0 billion at December 31, 2007. The majority of this growth was obtained through the Southwest and Southeast production offices, which had total originations of $2.8 billion in 2007. The average yield on this portfolio was 8.04%, compared to 7.61% on our 2007 loan originations within our geographic footprint. Although credit losses were expected to be higher in the Southeast and Southwest, we saw an increase in losses during the second half of 2007 in excess of what was expected. Management has decided to cease originations in the Southeast and Southwest auto lending business effective January 31, 2008 as a result of the low profitability on these loans. We increased the overall allowance for loan loss on the auto loan portfolio by $85 million during the second half of 2007 to provide for additional credit losses anticipated to be incurred on our auto loan portfolio.
In 2007, Sovereign recorded $50.5 million of additional reserves to cover higher expected losses on the correspondent home equity portfolio that was not sold due to adverse market conditions in the housing market. In 2007, Sovereign also experienced further deterioration in the credit quality of certain commercial loans due to weakening market conditions. As a result of market conditions, an increase in criticized and non-accrual loans and growth of $2 billion in our commercial real estate loans and commercial industrial loans, Sovereign increased the provision for credit losses by approximately $59 million for our commercial portfolio. Although we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
Finally, weakening credit conditions increased charge-offs in 2007 by $48.1 million (after removing the impact our correspondent home equity loan portfolio had on credit losses in 2006). The majority of our loan portfolios had higher loss rates in the current year compared to the prior year. This necessitated Sovereign to increase its credit reserves in 2007 to provide for the increased inherent credit risk in our loan portfolio.

Sovereign’s net charge-offs for 2007 were $143.8 million and consisted of charge-offs of $218.8 million and recoveries of $75.0 million. This compares to 2006 net charge-offs of $529.1 million consisting of charge-offs of $594.8 million and recoveries of $65.7 million. The decrease in charge-offs was driven by our correspondent home equity loan portfolio where net charge-offs decreased from $454.0 million in 2006 to an immaterial amount in 2007. The majority of this decrease was related to a $382.5 million charge-off we recorded when we reclassified $4.3 billion of loans to held for sale in 2006. Sovereign sold the majority of this portfolio in the first quarter of 2007 and the remaining loans in the portfolio were written down to fair value. As previously discussed, we will begin to have charge-offs on this portfolio in the first quarter of 2008 against the allowance for loan loss as the reserves established in connection with the lower of cost or fair value adjustment at the end of the first quarter of 2007 will be completely utilized in 2008 as this reserve totals only $11.9 million at December 31, 2007. However, we do not anticipate additional provisions for credit losses in 2008 since we have $50.5 million of reserves recorded in the allowance for loan loss for this portfolio. Although we believe our credit reserves at December 31, 2007 of $62.4 million are adequate to cover inherent losses, further deterioration in the economy of the regions we extended these loans and/or declines in residential real estate prices could result in Sovereign recording additional provisions for credit losses in future periods.
The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.25% for 2007, compared to 0.96% for 2006. 2006 results were significantly impacted by the classifying of our correspondent home equity portfolio and certain residential loans as held for sale and recording them at the lower of cost or market. The consumer loans secured by real estate net charge-off rate was 0.07% for 2007, compared to 1.75% for 2006. Excluding $389.6 million of charge-offs associated with the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) classified as held for sale at December 31, 2006, our consumer loans secured by real estate net charge-off rate would have been 0.25% in 2006. The consumer loans not secured by real estate net charge-off rate was 1.19% for 2007 and 0.66% for 2006. Commercial loan net charge-offs as a percentage of average commercial loans were 0.20% for 2007, compared to 0.21% for 2006. Charge-off trends for our entire portfolio have been increasing throughout 2007 and were 0.42% in the fourth quarter.
Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2007	2006	2005	2004	2003
Allowance for loan losses, beginning of period	$471,030	$419,599	$391,003	$315,790	$288,018
Allowance acquired in acquisitions	—	97,824	28,778	64,105	—
Provision for loan losses (2)	394,646	487,418	89,501	121,391	160,585
Allowance released in connection with loan sales or securitizations	(12,409)	(4,728)	(8,010)	—	—
Charge-offs:
Commercial	65,670	56,916	40,935	77,499	101,597
Consumer secured by real estate	26,809	463,902	24,125	12,219	16,685
Consumer not secured by real estate	126,385	73,958	71,906	63,530	47,106

Total charge-offs (1)	218,864	594,776	136,966	153,248	165,388
Recoveries:
Commercial	15,187	14,097	13,100	12,825	7,531
Consumer secured by real estate	11,193	9,933	7,085	5,395	6,405
Consumer not secured by real estate	48,661	41,663	35,108	24,745	18,639

Total recoveries	75,041	65,693	55,293	42,965	32,575

Charge-offs, net of recoveries	143,823	529,083	81,673	110,283	132,813

Allowance for loan losses, end of period	$709,444	$471,030	$419,599	$391,003	$315,790

Reserve for unfunded lending commitments, beginning of period	15,255	18,212	17,713	12,104	10,732
Provision for unfunded lending commitments (2)	13,046	(2,957)	499	5,609	1,372

Reserve for unfunded lending commitments, end of period (3)	28,301	15,255	18,212	17,713	12,104

Total Allowance for credit losses	$737,745	$486,285	$437,811	$408,716	$327,894

Net charge-offs to average loans (1)	.25%	.96%	.20%	.36%	.55%

(1)	The 2006 consumer secured by real estate charge-offs included $389.6 million of charge-offs or 71 basis points related to the lower of cost or market valuation adjustment recorded for the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) that were classified as held for sale at December 31, 2006.

(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(3)	The reserve for unfunded commitments is classified in other liabilities on the consolidated balance sheet.
See Note 1 for Sovereign’s charge-off policy with respect to its various loan types.

     Non-interest Income. Total non-interest income was $354.4 million for 2007 compared to $285.6 million for 2006. Several factors contributed to this change as discussed below.
Consumer banking fees were $295.8 million for 2007 compared to $276.0 million in 2006. This increase was primarily due to the growth in our investment services business where fees increased $12.0 million from $37.5 million in 2006 to $49.5 million in 2007, as well as the full year impact of the Independence acquisition which closed on June 1, 2006.
Commercial banking fees were $202.3 million for 2007 compared to $179.1 million in 2006. This increase of 13% was due to growth in average commercial loans which increased 22% in 2007 and expanded cash management capabilities and product offerings. Additionally, commercial banking fees were benefited by the full year impact of the Independence acquisition.
Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multifamily loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments. Sovereign had a mortgage banking loss of $67.8 million for 2007 compared to net revenues of $24.2 million for 2006. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2007	2006
Impairments to mortgage servicing rights	$(1,415)	$(7,123)
Mortgage servicing fees	42,197	30,799
Amortization of mortgage servicing rights	(36,806)	(19,987)
Net gains under SFAS 133	51	825
Net gain recorded on commercial mortgage backed securitization	4,475	—
Gain on sales of mortgages	18,295	1,965
Gain on sales of multifamily loans	26,203	17,760
Loss related to correspondent home equity portfolio	(120,792)	—

Total	$(67,792)	$24,239

During 2007, Sovereign sold $3.7 billion of multi-family loans and recorded gains of $26.2 million in connection with the sales compared to $1.6 billion of multi-family loans and related gains of $17.8 million for the seven month period in 2006, which began with the acquisition of Independence Community Bank in June of 2006. Sovereign also sold $7.6 billion of mortgage loans with related gains of $2.0 million in 2006. 2006 results were negatively impacted by a charge of $23 million on the decision to sell $2.9 billion of residential loans as part of our previously discussed balance sheet restructuring. In 2007, Sovereign sold $3.1 billion of mortgage loans and recorded gains of $18.3 million. Mortgage banking revenues declined from the prior year due to the previously discussed losses on the correspondent home equity portfolio.
In 2007, Sovereign securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively and retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, Sovereign recorded a net gain of $10.5 million. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. Additionally, Sovereign recorded hedge losses of $7.8 million during 2007 related to certain multifamily and commercial real estate loans held for sale.
At December 31 2007, Sovereign serviced approximately $11.2 billion of residential mortgage loans for others and our net mortgage servicing asset was $141.1 million, compared to $9.2 billion of loans serviced for others and a net residential mortgage servicing asset of $117.4 million, at December 31, 2006. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For 2007, Sovereign recorded mortgage servicing right impairment charges of $1.4 million due to an increase in prepayment speed assumptions and changes in interest rates compared to impairment charges of $7.1 million in 2006.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	December 31, 2007	December 31, 2006	December 31, 2005
CPR speed	14.70%	14.23%	12.42%
Escrow credit spread	5.12%	4.85%	4.16%
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
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2007, Sovereign had a $23.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At December 31, 2007 and December 31, 2006, Sovereign serviced $10.9 billion and $8.0 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $206.8 million and $152.3 million, respectively. As a result of retaining servicing, the Company had loan servicing assets of $20.4 million at December 31, 2007 and 2006. Sovereign recorded servicing asset amortization of $10.7 million and $4.2 million related to the multi-family loans sold to Fannie Mae for 2007 and recognized servicing assets of $10.8 million.
Capital markets revenues decreased to a loss of $19.3 million for 2007 compared to net gains of $17.6 million in 2006. In 2007, we recorded charges of $46.9 million within capital markets revenue related to losses on repurchase agreements and other financing obligations that Sovereign provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements. These mortgage companies have been impacted by adverse developments in the non-prime sector. The repurchase agreements and other financing obligations are secured by rated and non-rated investment securities and/or mortgage loans. The charge Sovereign recorded on the repurchase agreements and other financing obligations was necessary since the value of the underlying collateral was less than the outstanding amount of the repurchase agreement. The realization of the amounts due under the repurchase agreements and other financing obligations is dependant on the value of the underlying collateral. Although we believe that this collateral has been appropriately valued based on current conditions, future market value changes may impact our results in 2008 if the collateral is liquidated and sold for less than our fair value estimates.
Income related to bank owned life insurance increased to $85.9 million for 2007 compared to $67.0 million in 2006. This $18.9 million, or 28% increase, was due to the acquisition of Independence, which increased bank owned life insurance assets by $343 million, as well as increased death benefits in 2007.
Net losses on sales of investment securities were $176.4 million for 2007, compared to $312.0 million for 2006. Included in 2007 was an other-than-temporary impairment charge of $180.5 million on FNMA and FHLMC preferred stock. In the fourth quarter of 2007, FNMA and FHLMC announced a number of significant charges which impacted their financial results, and FHLMC and FNMA also announced reductions in their common stock dividends and raised additional capital via preferred stock issuances at rates in excess of what we are receiving on our investments. These events caused the unrealized losses on our FNMA and FHLMC preferred stock portfolio to increase significantly in the fourth quarter to $180.5 million from $9.5 million at September 30, 2007. As a result, we recorded an other-than-temporary impairment charge. Included in 2006 was an investment restructuring charge of $238.3 million and an other-than-temporary impairment charge of $67.5 million on FNMA and FHLMC preferred stock in the second quarter and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2007 were considered temporary.
     General and Administrative Expenses. Total general and administrative expenses were $1.35 billion for 2007 compared to $1.29 billion in 2006, or an increase of 4.7%. The increase in 2007 is primarily related to the full year effect of the Independence acquisition, partially offset by savings associated with our 2007 cost saving initiative. At December 31, 2007, Sovereign had total employees of 11,976 compared to 12,513 in 2006, a 4% decrease. Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and total fees and other income) for 2007 was 56.2% compared to 53.3% for 2006. The increase is primarily due to a reduction in revenue in 2007 compared to 2006 due to the impact of the previously discussed capital market and correspondent home equity charges which negatively impacted fee income.
     Other Expenses. Total other expenses were $1.9 billion for 2007 compared to $313.5 million for 2006. In 2007, we recorded a $1.58 billion goodwill impairment charge related to the Company’s Metro New York and Consumer reporting units. See Note 4 for details on this impairment charge. Other expenses included amortization expense of core deposit intangibles of $126.7 million for 2007 compared to $109.8 million for 2006. This increase is due to the full year effect of amortization expense associated with core deposit intangible established in connection with the Independence acquisition. In 2007, net merger-related expenses were $2.2 million, compared to $42.4 million in 2006 which was primarily associated with the Independence acquisition. In 2007, Sovereign recorded restructuring charges of $62.0 million, compared to $78.7 million in 2006 which was associated with executive and other employee severance arrangements and other restructuring charges activities. See Note 28 for details on these charges.

During 2007, Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP). The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. Sovereign recorded a non-deductible, non-cash charge of $40.1 million during 2007 based on the value of its common stock on the date that the ESOP was repaid.
Other expense related to equity method investments includes an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million and $26.3 million for 2007 and 2006, respectively, and are included as expense in the line “Minority interest expense and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. This investment matured at the end of 2007; therefore, Sovereign will not incur any expenses or receive any tax credits related to the Synthetic Fuel Partnership in future periods.
During the fourth quarter of 2005, Sovereign terminated $211.3 million of receive fixed-pay variable interest rate swaps that were hedging the fair value of $211.3 million of junior subordinated debentures due to capital trust entities. The fair value adjustment to the basis of the debt was $11.6 million at the date of termination. Sovereign had utilized the short-cut method of assessing hedge effectiveness under SFAS No. 133 when this hedge was in place. On July 21, 2006, in connection with the SEC’s review of the Company’s filings, it was determined that this hedge did not qualify for the short-cut method due to the fact that the junior subordinated debentures contained an interest deferral feature. As a result, Sovereign recorded a pretax charge of $11.4 million in 2006 to write-off the remaining fair value adjustment.
Also impacting other expenses in 2006 were proxy and related professional fees of $14.3 million related to the Relational Investors LLC (“Relational”) matter which was settled. During 2007, Sovereign recouped $0.5 million of this charge from insurance carriers. We do not anticipate any material impact to future results due to our settlement with Relational on this matter.
     Income Tax Benefit. The income tax benefit was $60.5 million for 2007 compared to a benefit of $117.8 million for 2006. The effective tax rate for 2007 was (4.3)% compared to (615.8)% for 2006. The current year tax rate differs from the statutory rate of 35% due to the fact that the $1.58 million goodwill charge and the ESOP charge of $40.1 million are both not deductible for tax purposes. The impact of this on the effective tax rate is slightly mitigated by our favorable permanent tax-free items which are principally due to income from tax- exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign accrued an additional $87.6 million and $22.9 million of foreign taxes from these financing transactions and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.9 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.

     Line of Business Results. The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in, Pennsylvania, and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Metro New York Banking Division is comprised of our branch locations in New York and New Jersey. All areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, and our indirect automobile group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset-backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses. For additional discussion of these business lines and the Company’s related accounting policies, see Note 26 of the Notes to the Consolidated Financial Statements.
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
The Mid-Atlantic Banking Division’s net interest income decreased $12.8 million to $305.8 million in 2007. The decrease in net interest income was principally due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.37% in 2007 compared to 2.53% in 2006. The average balance of Mid-Atlantic Banking Division’s loans was $5.0 billion and $4.6 billion during 2007 and 2006, respectively. The average balance of deposits was $8.2 billion in 2007 compared to $8.3 billion in 2006. The provision for credit losses increased in 2007 to $31.7 million from $11.1 million in 2006 due to increased net loan charge-offs in 2007. General and administrative expenses (including allocated corporate and direct support costs) decreased from $284.8 million for 2006 to $283.1 million for 2007. The reduction in general and administrative expenses is due to the 2007 cost savings initiative which was implemented by Sovereign’s management team.
The New England Banking Division’s net interest income decreased $26.1 million to $630.4 million in 2007. The decrease in net interest income was principally due to margin compression on a matched fund basis. The net spread on a match funded basis for this segment was 2.61% in 2007 compared to 2.88% in 2006. The average balance of New England Banking Division’s loans was $6.4 billion and $5.6 billion during 2007 and 2006, respectively. The average balance of deposits was $18.3 billion in 2007 compared to $17.7 billion in 2006. The increase in fees and other income of $1.7 million to $169.7 million for 2007 was due to an increase in deposit fees, which reflects the increase in average deposits. The provision for credit losses increased in 2007 to $30.2 million from $12.7 million in 2006 due to increased net loan charge-offs in 2007. General and administrative expenses (including allocated corporate and direct support costs) decreased from $490.9 million for 2006 to $477.5 million for 2007. The reduction in general and administrative expenses is due to the 2007 cost savings initiative which was implemented by Sovereign’s management team.
The Metro New York Banking Division’s net interest income increased $114.5 million to $568.6 million in 2007. The increase in net interest income was principally due to the full year impact of the Independence acquisition which closed on June 1, 2006. The average balance of loans was $11.8 billion versus $8.9 billion during 2007 and 2006, respectively. The average balance of deposits was $16.2 billion in 2007 compared to $13.1 billion in 2006. The increase in fees and other income of $31.7 million to $139.6 million was primarily generated by increased mortgage banking revenues which was primarily due to increased gains on sales of mortgages and multifamily loans in 2007 as well as increased deposit fees which reflects the increase in average deposits. The provision for credit losses increased $15.5 million to $37.7 million in 2007 due to higher levels of charge-offs in the commercial loan portfolio in 2007 which was due to the full year impact of the Independence acquisition. Included in the 2006 provision is the $12.5 million charge recorded at June 30, 2006 to increase reserves on Independence’s multifamily loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $314.2 million for 2006 to $435.3 million for 2007. The increase in general and administrative expenses is principally due to the full year impact of the Independence acquisition. The net income before income taxes for the Metro New York segment decreased from $200.2 million in 2006 to a loss of $707.5 million in 2007 due to the previously discussed $943 million goodwill impairment charge attributable to this segment.
Shared Services Consumer segment net interest income decreased $6.8 million to $317.0 million in 2007. The decrease in net interest income was principally due to the reduction in our loan portfolio. The net spread on a match funded basis for this segment was 1.51% in 2007 compared to 1.34% in 2006. The average balance of Shared Services Consumer loans was $22.5 billion and $25.5 billion during 2007 and 2006, respectively. The average balance of deposits was $152.7 million in 2007 compared to $140.0 million in 2006. The decrease in fees and other income of $96.1 million to $(79.3) million for 2007 was primarily generated by decreased mortgage banking revenues which was primarily due to the previously mentioned charge of $119.9 million on our correspondent home equity loan portfolio. The provision for credit losses decreased in 2007 to $233.4 million from $411.9 million in 2006 due primarily to the $296.0 million additional provision for our correspondent home equity portfolio in 2006. However, 2007 losses on our indirect auto portfolio totaled $76.2 million in 2007, compared with $30.5 million in 2006. Credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) decreased from $119.8 million for 2006 to $111.6 million for 2007. The reduction in general and administrative expenses is due to the 2007 cost savings initiative. The net loss before income taxes for the Shared Services Consumer segment increased from $207.2 million in 2006 to $761.8 million in 2007 due to the previously discussed $634 million goodwill impairment charge attributable to this segment.

Shared Services Commercial segment net interest income increased $25.7 million to $263.2 million for 2007 compared to 2006 due to increases in average commercial assets. The average balance of Shared Services Commercial loans was $12.3 billion in 2007 versus $10.6 billion during 2006. The net spread on a match funded basis for this segment was 2.17% in 2007 compared to 2.36% in 2006. Fees and other income have decreased by $29.6 million to $119.3 million principally due to the $46.9 million charge within capital markets revenues, partially offset by an increase in investment services fee income. The provision for credit losses increased by $48.0 million in 2007 to $74.8 million due to higher levels of commercial charge-offs in 2007 which was due to an increase in criticized assets, primarily in the construction lending, commercial real estate and commercial industrial lending portfolios. General and administrative expenses (including allocated corporate and direct support costs) increased slightly from $138.7 million for 2006 to $149.4 million in 2007.
The net loss before income taxes for the Other segment decreased from $620.9 million in 2006 to $465.6 million in 2007. Net interest expense increased from $168.8 million in 2006 to $220.9 million for 2007. The Other segment includes net losses on securities of $176 million and $312 million in 2007 and 2006, respectively. The 2007 loss resulted from the previously discussed $180.5 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The 2006 loss resulted from the previously discussed $67.5 million other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio, as well as the $238.3 million and $43.0 million of securities losses recorded in the second and fourth quarters of 2006. The 2007 and 2006 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $62.0 million and $78.7 million, respectively. The 2007 and 2006 results also included net charges of $2.2 million and $42.4 million for merger and integration charges, respectively. Finally, the Other segment included $26.2 million and $26.3 million of expense associated with the Synthetic Fuel Partnership, as well as amortization of intangibles of $126.7 million and $109.8 million in 2007 and 2006, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2006	2005
Net interest income	$1,821,548	$1,632,089
Provision for credit losses	484,461	90,000
Total non-interest income	285,574	602,664
General and administrative expenses	1,289,989	1,089,204
Other expenses	313,541	163,429
Net income	$136,911	$676,160
Basic earnings per share	$0.30	$1.77
Diluted earnings per share	$0.30	$1.69
The major factors affecting comparison of earnings and diluted earnings per share between 2006 and 2005 were:
•	The growth in net interest income was driven by the increase in the balance of earning assets, as a result of the Independence acquisition as well as organic balance sheet growth, partially offset by a decline in net interest margin to 2.75% in 2006 from 3.17% in 2005. The decline in margin was due to the flattening yield curve, which contracted the spread between our longer-term assets and shorter–term liabilities and lower than expected low cost core deposit growth which forced the Company to fund asset growth with higher cost borrowings and wholesale deposit obligations.

•	Included in non-interest income:
(1)	Net losses on investment securities of $238.3 million on the sale of investment securities and an other-than-temporary impairment charge of $67.5 million on FNMA and FHLMC preferred stock in the second quarter of 2006 and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for additional details.

(2)	An increase in consumer and commercial fee income in 2006 of $49.1 million. The continued growth in fee income in consumer and commercial banking is due to loan and deposit growth as a result of Independence acquisition as well as strong growth in commercial loans.

(3)	A decrease in mortgage banking revenues in 2006 of $63.9 million is due to a $28.2 million lower of cost or market adjustment related to the previously mentioned $2.9 billion residential real estate portfolio that is classified as held for sale. In 2005, Sovereign also sold $1.4 billion of home equity loans and recognized a gain of $32.1 million. Sovereign did not recognize any gains associated with sales of home equity loans in 2006.
•	Other expenses increased due primarily to employee severance and restructuring charges of $78.7 million in 2006 compared to only $4.0 million in 2005. Additionally, merger-related charges of $42.4 million were incurred in 2006 compared to charges of $12.7 million in 2005.

•	The increase in provision for credit losses in 2006 is primarily related to the previously mentioned lower of cost or market adjustment for the correspondent home equity portfolio in the fourth quarter. Since the loss was determined to be solely related to credit deterioration, Sovereign recorded an additional provision of $296 million.

•	Sovereign recorded an income tax benefit of $117.8 million in 2006 compared to an income tax provision of $216.0 million in 2005. The reason for the variance was due to the low level of pre-tax earnings in 2006 due to the aforementioned restructuring and other significant charges in 2006 which have magnified the impact of our favorable permanent tax-free items.

•	Increases in general and administrative expenses were due primarily to the Independence acquisition.
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
The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.96% for 2006, compared to 0.20% for 2005. Commercial loan net charge-offs as a percentage of average commercial loans were 0.21% for 2006, compared to 0.18% for 2005. The consumer loans secured by real estate net charge-off rate was 1.75% for 2006, compared to 0.08% for 2005. The consumer loans not secured by real estate net charge-off rate was 0.66% for 2006 and 0.75% for 2005. Excluding $389.6 million of charge-offs associated with the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) classified as held for sale at December 31, 2006, our net loan charge-offs to average loans would have been 0.25% and our consumer loans secured by real estate net charge-off rate would have been 0.25% in 2006. The deterioration in these ratios in 2006 is principally due to the correspondent home equity loan portfolio.
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
Mortgage banking revenues were $24.2 million for 2006 compared to $88.1 million for 2005. The principal components of mortgage banking revenues are: gains or losses from the sale or securitization of mortgage, home equity and multifamily loans, mortgage-backed securities that were related to loans originated or purchased and held by Sovereign; gains or losses on mortgage banking derivative and hedging transactions; servicing fees; amortization of mortgage servicing rights; and changes in the valuation allowance for recoveries or impairments related to mortgage servicing rights. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2006	2005
Impairments to mortgage servicing rights	$(7,123)	$5,944
Mortgage servicing fees	30,799	20,376
Amortization of mortgage servicing rights	(19,987)	(17,578)
Net (losses) gains under SFAS 133	825	645
Sales of mortgage loans and mortgage backed securities	19,725	78,730

Total	$24,239	$88,117

There were a number of transactions in 2006 that caused the decrease of $63.9 million in mortgage banking revenues from the 2005 levels. Included in 2006 results is $2.9 billion of residential mortgage loans transferred to held for sale in the fourth quarter where Sovereign recorded a loss of $28.2 million. Included in 2005 results is $2.9 billion of mortgage loans that were sold in the three-month period ended June 30, 2005 where Sovereign recorded gains of $28.4 million. Additionally, in September 2005 and December 2005, Sovereign sold $503 million and $898 million of home equity loans and recorded net gains of $13.1 million and $19.0 million, respectively. Sovereign did not record any gains associated with home equity loans in 2006. In 2006, Sovereign sold multi-family loans totaling $1.58 billion and recorded gains related to these sales of approximately $17.8 million. Additionally due primarily to changes in prepayment speeds a $7.1 million impairment charge was recorded in 2006 compared to a recovery of $5.9 million in 2005. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
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
     General and Administrative Expenses. Total general and administrative expenses were $1.3 billion for 2006 compared to $1.1 billion in 2005, or an increase of 18.4%. The increase in 2006 is primarily related to the Independence acquisition and the full year effect of the Waypoint acquisition, as well as increased compensation and benefit costs associated with the hiring of additional team members. At December 31, 2006, Sovereign had total employees of 12,513 compared to 10,174 in 2005, a 23% increase. In addition, marketing and other administrative expenses increased to support the growth in our franchise. Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and total fees and other income) for 2006 was 53.3% compared to 49.0% for 2005. The increase was primarily due to net interest margin compression as well as the impact of the number of large adjustments recorded in 2006 discussed previously.
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
Other expense related to equity method investments includes an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.3 million and $28.2 million for 2006 and 2005, respectively and are included as expense in the line “Minority interest expense and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense.
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
     Income Tax Provision/(Benefit). Sovereign recorded an income tax benefit of $117.8 million for 2006 compared to a provision of $216.0 million for 2005. The effective tax rate for 2006 was (615.8)% compared to 24.2% for 2005. The current year tax rate differs from the statutory rate of 35% due to the significant charges recorded in 2006 which has magnified the impact of our favorable permanent tax-free items which are principally due to income from tax- exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership.
Line of Business Results. The Mid-Atlantic Banking Division’s net interest income decreased $11.4 million to $318.6 million in 2006. The decrease in net interest income was principally due to margin compression on a matched funded basis. The net spread on a match funded basis for this segment was 2.53% in 2006 compared to 2.59% in 2005. The average balance of Mid-Atlantic Banking Division’s loans was $4.6 billion and $4.5 billion during 2006 and 2005, respectively. The average balance of deposits was $8.3 billion in 2006 compared to $8.4 billion in 2005. General and administrative expenses (including allocated corporate and direct support costs) increased from $261.8 million for 2005 to $284.8 million for 2006.

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

Critical Accounting Policies
MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. We have identified accounting for the allowance for loan losses and reserve for unfunded lending commitments, securitizations, goodwill, derivatives and hedging activities and income taxes as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
The Company’s senior management has reviewed these critical accounting policies and estimates with its Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2.
     Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. During 2007, we recorded significant increases to the provision for credit losses and the allowance for loan losses and reserve for unfunded lending commitments as a result of higher credit losses and deterioration in asset quality statistics for the commercial and consumer loan portfolios. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the income statement and could result in a change in the recorded allowance and reserve for unfunded lending commitments. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance for loan losses and reserve for unfunded lending commitments would have resulted in an additional provision for credit losses of $36.9 million to $73.8 million as of December 31, 2007. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments and a discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.
     Securitizations. Securitization is a process by which a legal entity issues certain securities to investors, which pay a return based on the cash flows from a pool of loans or other financial assets. Sovereign has securitized mortgage loans, multifamily and commercial real estate loans, home equity loans, and other consumer loans, as well as automotive floor plan loans that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
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
     Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill, after our goodwill impairment charge of $1.58 billion recorded in 2007, totaled $3.4 billion at December 31, 2007.
The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. Other than goodwill, Sovereign has no indefinite lived intangible assets.
The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill. SFAS No. 142 requires an annual impairment test. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. During 2007, Sovereign’s financial results were impacted by an increase in credit losses, slower than anticipated growth in low cost core deposits, and a continued unfavorable interest rate environment. Sovereign recorded a number of significant charges in 2007 as previously discussed which caused current year results to be less than our internal plan. These events, as well as decreases in valuations for all banks and the decision to cease originating loans from our Southeast and Southwest production offices, had a negative impact on the fair value of our segments.

Determining the fair value of its reporting units requires management to allocate assets and liabilities to such units and make certain judgments and assumptions related to various items, including discount rates, future estimates of operating results, etc. If alternative assumptions or estimates had been used, the fair value of each reporting unit determined by the Company may have been different. However, management believes that the estimates or assumptions used in the goodwill impairment analysis for its business units were reasonable. Additionally, management engaged a valuation specialist to assist management in its fair value assessment of its reporting units. As a result of the finalization of our 2007 goodwill impairment analysis, Sovereign recorded a goodwill impairment charge of $1.58 billion related to our Shared Services Consumer and Metro New York segments. See Note 4 for details on this charge.
Our Shared Services Consumer segment primarily consists of our residential real estate lending and auto loan businesses. The impairment in our Shared Services Consumer segment was impacted by the negative events in the fourth quarter surrounding our auto portfolio. In the third quarter of 2007, the annual loss run rate for our auto loans was $76.4 million or 116 basis points. During the fourth quarter losses for the auto loan portfolio continued to increase significantly beyond what was expected and the annual loss run rate was $135.8 million or 206 basis points. The majority of these losses came from loans originated in the Southeast and Southwest production offices. This led to our decision to cease originating loans from the Southeast and Southwest production offices in late December 2007, effective January 31, 2008. The closing of these operations and the higher levels of consumer loan losses had a significant negative impact on our anticipated future earnings for the Shared Services Consumer Segment. These facts, in addition to the decrease in market valuations for all banks during the fourth quarter of 2007, had a significant impact on the fair value of our Shared Services Consumer reporting unit. As a result we concluded that fair value was less than net book value and determined the Shared Services Consumer segment’s goodwill impairment was $634 million.
In connection with our acquisition of Independence Bancorp in June 2006, Sovereign created a Metro New York segment. This segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices. Total goodwill recorded in this segment was approximately $2.7 billion. Due to the significant drop in market valuations for financial institutions during the fourth quarter, as well as lower than anticipated revenue and deposit growth for this segment, Sovereign was required to record a goodwill impairment charge of $943 million related to its Metro New York segment. See Note 4 in our Consolidated Financial Statements for further discussion on our goodwill impairment charges recorded in 2007.
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
During 2007 and 2006, Sovereign had both fair value hedges and cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, Sovereign might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in Sovereign’s earnings. If Sovereign’s outstanding derivative positions that qualified as hedges at December 31, 2007, were no longer considered effective, and thus did not qualify as hedges, the impact in 2007 would have been to lower pre-tax earnings by approximately $216.4 million.
     Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 18 for details on the Company’s income taxes.
Sovereign is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Sovereign adopted the provisions of Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of FIN 48 and SFAS 109.
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

The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign accrued an additional $87.6 million and $22.9 million of foreign taxes from these financing transactions and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.9 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.
Recent Acquisitions
On June 1, 2006, Sovereign acquired Independence for $42 per share in cash, representing an aggregate transaction value of $3.6 billion and the results of their operations are included in the accompanying financial statements subsequent to the acquisition date. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Santander, net proceeds from issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88.7 million shares to Santander, which made Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey and had total assets and deposits of $17.1 billion and $11.0 billion, respectively. Sovereign’s acquisition of Independence connected our Mid-Atlantic and New England geographic footprints and created new markets in certain areas of New York. Sovereign recorded merger-related and integration charges of $42.8 million pre-tax ($27.8 million after-tax), or $0.06 per diluted share, in 2006.
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

Financial Condition
     Loan Portfolio. Sovereign’s loan portfolio at December 31, 2007 was $57.8 billion (including $548 million of loans held for sale), compared to $62.6 billion (including $7.6 billion of loans held for sale) at December 31, 2006, and was comprised of $30.9 billion of commercial loans (includes $4.2 billion of multifamily loans), $19.5 billion of consumer loans secured by real estate and $7.3 billion of consumer loans not secured by real estate. This compares to $30.5 billion of commercial loans (including $5.8 billion of multifamily loans), $26.8 billion of consumer loans secured by real estate, and $5.3 billion of consumer loans not secured by real estate at December 31, 2006.
Commercial real estate loans and commercial and industrial loans grew by 8% or $2.0 billion during 2007 to $26.7 billion. The increase in commercial loans has been driven by organic loan growth, offset by the sale of $327 million of commercial real estate loans as part of a securitization in the second quarter. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s restructuring plan to deemphasize lower yielding residential and multi-family loans and increase our commercial loan portfolio. Our ability to continue to increase our commercial loan portfolio may be adversely affected by certain regulatory limitations under HOLA. See Part I – Item 1 – Business – Supervision and Regulation.
Multifamily loans decreased by 26% or $1.5 billion in 2007 to $4.2 billion. The decrease from the prior year is due to initiatives to reduce the percentage of this asset class that is held on balance sheet and increase the amount that can be sold to Fannie Mae or the secondary markets. In the second quarter of 2007, Sovereign sold $687.7 million of this loan portfolio as part of a commercial mortgage backed securitization. In the first quarter of 2007, Sovereign sold $1.3 billion of this loan portfolio as part of the Company’s previously discussed balance sheet restructuring plan.
Consumer loans secured by real estate decreased by 27% or $7.3 billion in 2007 to $19.5 billion as a result of the sale of $3.4 billion of correspondent home equity loans and $2.9 billion of residential loans that occurred during the first quarter of 2007 in connection with the balance sheet restructuring. We also sold more of our residential real estate loans in 2007 versus 2006 to reduce the amount of residential loans held for investment.
Consumer loans not secured by real estate increased by 39% in 2007 to $7.3 billion as a result of organic in-market growth and expansion in production offices in the Southeastern and Southwestern United States. The Southeast and Southwest production offices significantly contributed to the growth in auto loan balances in 2007, and these loans comprise approximately 36% of our outstanding auto loan portfolio and approximately 57% of our 2007 auto loan originations, however credit losses were higher than our expectations and were the primary reason for an additional $85 million of incremental provisions in excess of charge-offs that were recorded in the second half of 2007. In late December 2007, management decided to cease originating new loans in the Southeast and Southwest production offices effective January 31, 2008.
Table 4 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2007		2006		2005		2004		2003
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$12,306,914	21.3%	$11,514,983	18.4%	$7,209,180	16.5%	$5,824,133	15.9%	$4,702,046	18.0%
Commercial and industrial loans	14,359,688	24.9	13,188,909	21.1	9,426,466	21.5	8,040,107	21.9	6,361,640	24.3
Multifamily (1)	4,246,370	7.3	5,768,451	9.2	—	—	—	—	—	—

Total Commercial Loans	30,912,972	53.5	30,472,343	48.7	16,635,646	38.0	13,864,240	37.8	11,063,686	42.3

Residential mortgages	13,341,193	23.1	17,404,730	27.8	12,462,802	28.4	8,497,496	23.2	5,074,684	19.4
Home equity loans and lines of credit	6,197,148	10.7	9,443,560	15.1	9,793,124	22.4	9,577,656	26.2	6,457,682	24.7

Total Consumer Loans secured by real estate	19,538,341	33.8	26,848,290	42.9	22,255,926	50.8	18,075,152	49.4	11,532,366	44.1

Auto loans	7,028,894	12.2	4,848,204	7.7	4,434,021	10.1	4,205,547	11.5	3,240,383	12.4
Other	299,572	0.5	419,759	0.7	478,254	1.1	486,140	1.3	312,224	1.2

Total Consumer Loans	26,866,807	46.5	32,116,253	51.3	27,168,201	62.0	22,766,839	62.2	15,084,973	57.7

Total Loans	$57,779,779	100.0%	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%

Total Loans with:
Fixed rates	$33,450,767	57.9%	$39,716,958	63.5%	$26,141,411	59.7%	$21,145,915	57.7%	$15,171,129	58.0%
Variable rates	24,329,012	42.1	22,871,638	36.5	17,662,436	40.3	15,485,164	42.3	10,977,530	42.0

Total Loans	$57,779,779	100.0%	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%	$26,148,659	100.0%

(1)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multifamily loans. As this was primarily a new asset class for Sovereign we have disclosed these loans separately in the table above. At December 31, 2005, 2004, and 2003, Sovereign’s multifamily loan portfolio totaled approximately $475 million, $463 million, and $349 million, respectively, which were classified as commercial real estate loans.

Table 5 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2007 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2007, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$1,784,981	$5,276,889	$5,245,044	$12,306,914
Commercial and industrial loans	4,124,428	7,002,449	3,232,811	14,359,688
Multi-family loans	151,643	2,274,761	1,819,966	4,246,370

Total	$6,061,052	$14,554,099	$10,297,821	$30,912,972

Loans with:
Fixed rates	$673,853	$6,741,146	$5,468,941	$12,883,940
Variable rates	5,387,199	7,812,953	4,828,880	18,029,032

Total	$6,061,052	$14,554,099	$10,297,821	$30,912,972

     Investment Securities. Sovereign’s investment portfolio is concentrated in highly rated mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other non agency issuers and short duration CMO’s. Sovereign’s available for sale investment strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of the available for sale investment portfolio at December 31, 2007 was 3.78 years versus 3.74 years at December 31, 2006.
In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2007 were considered temporary.
In the fourth quarter of 2007 and the second quarter of 2006, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC were other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $180.5 million and $67.5 million in the fourth quarter of 2007 and the second quarter of 2006, respectively. As of December 31, 2007, the cost basis on our perpetual preferred stock of FNMA and FHLMC was $622 million.
Included in the investment portfolio is $750 million of highly rated investments in collateralized debt obligations (“CDOs”) which had unrealized losses of $187.4 million at December 31, 2007. These CDOs consist of interests in structured investment vehicles backed by investment grade corporate loans. In all of the CDOs, Sovereign’s investment is senior to a subordinated tranche(s) which have first loss exposure. We concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the debt obligations. The CDOs were purchased in the second and third quarters of 2006 and had a 10 year maturity when they were initially acquired. The CDO’s have not experienced any losses to date. Sovereign does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide.
During the second quarter of 2006 following the acquisition of Independence, Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.38 per diluted share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that we were required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.
During the fourth quarter of 2006 as part of the balance sheet restructuring, Sovereign sold $1.5 billion of investment securities with a combined effective yield of 4.60% for asset/liability management purposes and incurred a pre-tax loss of $43.0 million ($28 million after tax or $0.06 per diluted share). The proceeds from the sale of the available for sale investment securities were reinvested in higher yielding securities since they were required as collateral for certain debt and deposit obligations.

     Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. Substantially all our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign’s investment securities available for sale, see Note 6 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2007 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2007	2006	2005
Investment securities available for sale:
U.S. Treasury and government agencies	$2,341,770	$1,606,905	$1,170,613
FNMA, FHLMC, and FHLB securities	4,959,380	4,791,355	3,173,878
State and municipal securities	2,502,424	2,554,806	4,468
Other securities	4,138,273	4,921,562	2,909,443

Total investment securities available for sale	$13,941,847	$13,874,628	$7,258,402

Investment securities held to maturity:
U.S. Treasury and government agencies	$—	$—	$106,881
FNMA, FHLMC, and FHLB securities	—	—	1,940,582
State and municipal securities	—	—	1,752,739
Other securities	—	—	847,425

Total investment securities held to maturity	$—	$—	$4,647,627

FHLB stock	942,651	1,003,012	651,299
Other investments	257,894	—	—

Total investment portfolio	$15,142,392	$14,877,640	$12,557,328

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2007
	Amortized	Fair
	Cost	Value
FNMA	$2,890,131	$2,921,594
FHLMC	1,920,360	1,935,487
FHLB	1,040,736	1,044,950
Merrill Lynch (1)	2,000,000	2,000,000

Total	$7,851,227	$7,902,031

(1)	Amount represents a short-term reverse repurchase obligation with Merrill Lynch which matured in January 2008.

     Goodwill and Intangible Assets. Goodwill and other intangible assets decreased to $3.8 billion at December 31, 2007, from $5.5 billion in 2006. The decrease was due to the $1.58 billion impairment recorded in the fourth quarter of 2007 and intangible asset amortization of $126.7 million in 2007. Goodwill and other intangibles represented 4.5% of total assets and 54.3% of stockholders’ equity at December 31, 2007, and are comprised of goodwill of $3.4 billion, core deposit intangible assets of $352.8 million and other intangibles of $19.3 million.
Sovereign establishes core deposit intangibles (CDI) in instances where core deposits are acquired in purchase business combinations. Sovereign determines the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the ongoing cost of the core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The CDI associated with our various acquisitions are being amortized on an accelerated basis over the expected life of the underlying deposits, which is for periods up to 10 years.
     Other Assets. Other assets at December 31, 2007 were $2.9 billion compared to $2.6 billion at December 31, 2006. Included in other assets at December 31, 2007 and December 31, 2006 were $493 million and $562 million of assets associated with our precious metals business, respectively, $379 million and $395 million, respectively, of prepaid assets, $245 million and $260 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $717 million and $371 million, respectively.
     Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2007 were $49.9 billion, compared to $52.4 billion at December 31, 2006 due primarily to planned run-off in higher cost wholesale deposit products. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin is in a prior section of this MD&A.
     Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh, Boston, and New York (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2007 were $26.1 billion, compared to $26.8 billion at December 31, 2006. The decrease in our level of borrowings in 2007 is primarily due to the balance sheet restructuring completed in the first quarter of 2007 when Sovereign sold low margin, higher credit risk assets and utilized the proceeds to reduce higher cost borrowing obligations. At December 31, 2007, Sovereign had $4 billion of borrowings that were reinvested in cash and US treasuries to maintain compliance with HOLA requirements which limit the percentage of commercial loans not secured by real estate that Sovereign may hold on its balance sheet. These borrowings were repaid in early January.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2007	2006	2005
Securities sold under repurchase agreements:
Balance	$76,526	$199,671	$189,112
Weighted average interest rate at year-end	4.12%	3.85%	4.19%
Maximum amount outstanding at any month-end during the year	$200,775	$1,740,824	$942,799
Average amount outstanding during the year	$122,801	$596,583	$395,940
Weighted average interest rate during the year	5.56%	5.21%	3.31%
Federal Funds Purchased:
Balance	$2,720,000	$1,700,000	$819,000
Weighted average interest rate at year-end	4.22%	5.22%	4.18%
Maximum amount outstanding at any month-end during the year	$2,720,000	$1,915,000	$1,215,593
Average amount outstanding during the year	$1,074,294	$998,867	$940,100
Weighted average interest rate during the year	5.19%	5.17%	3.33%
FHLB advances:
Balance	$19,705,438	$19,563,985	$13,295,493
Weighted average interest rate at year-end	4.64%	4.81%	4.46%
Maximum amount outstanding at any month-end during the year	$21,074,719	$20,409,561	$14,023,128
Average amount outstanding during the year	$16,557,692	$16,727,311	$12,123,306
Weighted average interest rate during the year	4.99%	4.61%	4.09%
Senior Credit Facility:
Balance	$180,000	$—	$—
Weighted average interest rate at year-end	5.55%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$180,000	$100,000	$300,000
Average amount outstanding during the year	$128,274	$12,466	$151,164
Weighted average interest rate during the year	6.27%	11.71%	4.41%
Asset-Backed Floating Rate Notes:
Balance	$—	$1,971,000	$1,971,000
Weighted average interest rate at year-end	0.00%	3.58%	2.50%
Maximum amount outstanding at any month-end during the year	$1,971,000	$1,971,000	$1,971,000
Average amount outstanding during the year	$904,537	$1,971,000	$1,971,000
Weighted average interest rate during the year	5.19%	3.87%	1.91%
Senior Notes:
Balance	$1,042,527	$740,334	$797,916
Weighted average interest rate at year-end	5.14%	5.13%	4.76%
Maximum amount outstanding at any month-end during the year	$1,042,527	$1,039,210	$797,916
Average amount outstanding during the year	$974,605	$833,577	$466,088
Weighted average interest rate during the year	5.61%	5.62%	4.30%
Subordinated Notes:
Balance	$1,148,813	$1,139,511	$772,063
Weighted average interest rate at year-end	4.65%	4.68%	5.27%
Maximum amount outstanding at any month-end during the year	$1,148,813	$1,139,511	$798,535
Average amount outstanding during the year	$1,143,874	$981,397	$781,627
Weighted average interest rate during the year	5.49%	5.60%	4.72%
Junior Subordinated Debentures to Capital Trusts:
Balance	$1,252,778	$1,535,216	$876,313
Weighted average interest rate at year-end	7.30%	7.65%	8.09%
Maximum amount outstanding at any month-end during the year	$1,433,534	$1,535,216	$886,434
Average amount outstanding during the year	$1,340,564	$1,256,491	$877,730
Weighted average interest rate during the year	7.68%	7.88%	7.38%
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
In connection with the balance sheet restructuring, Sovereign redeemed certain asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities totaling approximately $2.3 billion. In connection with these transactions, Sovereign incurred debt extinguishment charges of $14.7 million during the twelve-month period ended December 31, 2007.

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
The proceeds from the Trust PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the Trust PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 6.75%.
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
The senior credit facility with Bank of Scotland consists of two $200 million, 364-day revolving line of credit at the holding company which mature in February 2008 and August 2008, respectively. Sovereign anticipates renewing these lines upon maturity for similar terms and durations. Sovereign had $180 million outstanding under the revolving line at December 31, 2007. The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2007 and 2006.
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
In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2007, off-balance sheet QSPEs had $2.0 billion of assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $93 million at December 31, 2007, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond retained interests and servicing rights inherent in the QSPEs. At December 31, 2007, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 22 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.
     Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in “Other minority interest expense and equity method investments” on the Consolidated Statement of Operations.
     Preferred Stock. On May 15, 2006, Sovereign issued 8,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at a rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
The dividends on our preferred stock are recorded against retained earnings; however, for earnings per share purposes, they are deducted from net income available to common shareholders. See Note 23 for the calculation of earnings per share.
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
The Internal Asset Review Group, both Retail and Commercial conduct ongoing, independent reviews of Sovereign’s loan portfolios and the lending process to ensure accurate risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to line management, and to the Board of Directors of both Sovereign and Sovereign Bank. Sovereign also maintains a watch list for certain loans identified as requiring a higher level of monitoring by management because of one or more factors, borrower performance, business conditions, industry trends, nature of collateral, collateral margin, economic conditions, or other factors. Commercial loan credit quality is always subject to scrutiny by line management, credit officers and the independent Internal Asset Review Group.
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
Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2007 and 2006, 7% and 6% of the commercial loan portfolio was unsecured, respectively.
The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties through its Metro New York market. Credit risk associated with multifamily loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending credit, Sovereign follows a set of underwriting standards which generally require a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25.
     Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $5.2 million of losses on the remaining loans in the structure which totaled $3.3 billion at December 31, 2007. Sovereign is reimbursed for the next $55 million of losses under the terms of the credit default swap. Losses above $60.2 million are bourne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
     Consumer Loans Not Secured by Real Estate. Credit risk in the auto loan portfolio is characterized by high credit scoring borrowers and strong payment performance in our in-footprint loans. Loans originated by our Southeast and Southwest production offices exhibited higher than anticipated loss rates during 2007. We began originating these loans in the third quarter of 2006 and grew this portfolio significantly to $2.6 billion at December 31, 2007. Management strengthened the underwriting standards for our entire auto loan portfolio in the second half of 2007 and decided to cease originating new loans from our Southeast and Southwest production offices effective January 31, 2008. The remaining loans will liquidate over their estimated life of approximately two and a half to three years.
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
     Non-performing Assets. At December 31, 2007, Sovereign’s non-performing assets were $361.6 million, compared to $235.6 million at December 31, 2006. Non-performing assets as a percentage of total assets (excluding loans held for sale) weakened to 0.43% at December 31, 2007 from the prior year level of 0.29%. Non-performing home equity loans and lines of credit increased in 2007 by $45.8 million to $56.1 million. The majority of this increase is due to the inclusion of $39.4 million of loans related to our correspondent home equity portfolio that we did not sell. At December 31, 2007, this portfolio is comprised of $367.5 million of first lien loans and $131 million of second lien loans. Sovereign has total reserves for credit losses against this portfolio of $62.4 million. Non-performing residential loans increased in 2007 by $43.2 million to $90.9 million and non-performing commercial loans increased in 2007 by $16.2 million to $85.4 million. All of the non-performing asset increases were impacted by the deterioration in our loan portfolios as the credit quality of loans has dropped significantly in 2007 from prior year strong levels. Future credit performance of our portfolios is dependent upon the strength of our underwriting practices as well as the regions of the U.S. economy where our loans were originated.
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

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2007	2006	2005	2004	2003
Non-accrual loans:
Consumer
Residential	$90,881	$47,687	$30,393	$33,656	$38,195
Home equity loans and lines of credit	56,099	10,312	55,543	26,801	29,370
Auto loans and other consumer loans	3,446	2,955	2,389	1,220	1,551

Total consumer loans	150,426	60,954	88,325	61,677	69,116

Commercial	85,406	69,207	68,572	54,042	83,976
Commercial real estate	61,750	75,710	31,800	26,757	45,053
Multifamily	6,336	1,486	—	—	—

Total non-accrual loans	303,918	207,357	188,697	142,476	198,145
Restructured loans	370	557	777	1,097	1,235

Total non-performing loans (1)	304,288	207,914	189,474	143,573	199,380

Real estate owned	43,226	22,562	11,411	12,276	17,016
Other repossessed assets	14,062	5,126	4,678	4,247	4,051

Total other real estate owned and other repossessed assets	57,288	27,688	16,089	16,523	21,067

Total non-performing assets	$361,576	$235,602	$205,563	$160,096	$220,447

Past due 90 days or more as to interest or principal and accruing interest	$68,770	$40,103	$54,794	$38,914	$36,925
Net loan charge-off rate to average loans (3)	.25%	.96%	.20%	.36%	.55%
Non-performing assets as a percentage of total assets, excluding loans held for sale	.43	.29	.32	.29	.51
Non-performing loans as a percentage of total loans held for investment	.53	.38	.44	.39	.77
Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets	.63	.43	.47	.44	.85
Allowance for credit losses as a percentage of total non-performing assets (2)	204.0	206.4	213.0	255.3	148.7
Allowance for credit losses as a percentage of total non-performing loans (2)	242.4	233.9	231.1	284.7	164.5

(1)	Non-performing loans at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that are classified as held for sale. These loans were excluded at that time since they were all anticipated to be sold. Non-performing loans at December 31, 2007 include $39.4 million of loans related to our correspondent home equity loan portfolio we were unable to sell in 2007 that had been classified as held for sale at December 31, 2006.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(3)	2006 includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.
Loans that are past due 90 days or more and still accruing interest increased from $40.1 million at December 31, 2006 to $68.8 million at December 31, 2007. Ninety-day consumer secured by real estate loan delinquencies increased by $19.2 million. Ninety-day delinquencies increased in the auto and other consumer category by $9.5 million.
     Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $140.3 million and $102.1 million at December 31, 2007 and 2006, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan portfolio particularly related to companies in the residential homebuilder construction industry. Management has evaluated these loans and reserved for these loans at higher rates.

     Delinquencies. Sovereign’s loan delinquencies (all performing loans held for investment 30 or more days delinquent) at December 31, 2007 were $817 million compared to $540 million at December 31, 2006. As a percentage of total loans held for investment, performing delinquencies were 1.43% at December 31, 2007, an increase from 0.97% at December 31, 2006. Consumer secured by real estate performing loan delinquencies increased from $343 million to $451 million during the same time periods, and increased as a percentage of total consumer secured by real estate loans from 1.52% to 2.35%. Consumer not secured by real estate performing loan delinquencies increased from $95 million to $226 million and increased as a percentage of total consumer loans from 1.50% to 3.09%. Commercial performing loan delinquencies increased from $102 million to $140 million and increased as a percentage of total commercial loans from 0.34% to 0.46%. The reason for the increase in consumer loans, primarily those secured by real estate, was due to a weakening of the credit quality of our loan portfolio in the second half of 2007 due to declining home values. Additionally, consumer delinquencies were impacted by increased delinquencies in our auto loan portfolio. Commercial loan delinquencies have increased due to the weakening of the credit quality of our commercial loan portfolio particularly related to companies in the mortgage industry.
Allowance for Credit Losses
Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2007, Sovereign’s total allowance was $709.4 million.
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
Reserve for Unfunded Lending Commitments
In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $28.3 million at December 31, 2007 increased $13.0 million from $15.3 million at December 31, 2006, due to an increase in reserve factors on this category due to increases in the amount of criticized lines at December 31, 2007, as well as an increase in the amount of unfunded lending commitments.

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
The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.
Table 10 summarizes Sovereign’s allowance for credit losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Allocated
allowances:
Commercial loans	$433,951	54%	$375,014	49%	$220,314	38%	$209,587	38%	$192,454	42%
Consumer loans secured by real estate	117,380	34	45,521	43	142,728	51	121,311	49	79,968	44
Consumer loans not secured by real estate	149,768	12	45,730	8	50,557	11	50,167	13	29,774	14
Unallocated allowance	8,345	n/a	4,765	n/a	6,000	n/a	9,938	n/a	13,594	n/a

Total allowance for loan losses	$709,444	100%	$471,030	100%	$419,599	100%	$391,003	100%	$315,790	100%

Reserve for unfunded lending commitments	28,301		15,255		18,212		17,713		12,104

Total allowance for credit losses	$737,745		$486,285		$437,811		$408,716		$327,894

     Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $375.0 million at December 31, 2006 to $434.0 million at December 31, 2007 due to an increase in criticized assets and 8% growth in the commercial loan portfolio (excluding multifamily loans). As a percentage of the total commercial portfolio, the allowance increased from 1.23% to 1.40%. This increase is due to continued weakening of the commercial loan portfolio in 2007 compared to the prior year, primarily in construction lending, commercial real estate and commercial industrial lending. During 2007, net charge-offs in this portfolio totaled $50.5 million, as compared to $42.8 million in 2006; and, net charge-offs were 20 basis points in 2007 compared to 18 basis points in 2006. This increase was due to a weakening in credit quality noted towards the end of 2007. This deterioration was factored into the Company’s calculation of its allowance for loan losses. Non-accrual commercial loans to total commercial loans was 50 basis points at December 31, 2007 compared to 48 basis points at the end of 2006.

     Consumer Loans Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased from $45.5 million at December 31, 2006 to $117.4 million at December 31, 2007 or 158%. As a percentage of the total consumer secured by real estate portfolio, the allowance increased from 0.17% to 0.60%. This increase is due primarily to the previously mentioned $47 million increase to our reserves due to credit deterioration on the second lien portfolio of the correspondent home equity loan portfolio that was not sold. We have also increased the amount of reserves we hold on our in-footprint home equity loans and residential real estate loans compared to the prior year because of the decline in home prices that was experienced in 2007 throughout the country.
     Consumer Loans Not Secured by Real Estate Portfolio. The allowance for the consumer loans not secured by real estate portfolio increased from $45.7 million at December 31, 2006 to $149.8 million at December 31, 2007 due to an increase of $2.2 billion in auto loans. As a percentage of the total consumer not secured by real estate portfolio, the allowance increased from 0.87% to 2.04%. This growth has been due primarily to our efforts to expand into certain markets in the Southeast and Southwestern United States. Loan originations for these markets during 2007 totaled $2.8 billion at a weighted average yield of 8.04%. However, as previously discussed, losses during the second half of 2007 on this portfolio have been higher than anticipated. This resulted in an increase to our reserve allocations for this portfolio to cover higher inherent losses on the portfolio. This caused an $85 million increase to our allowance for credit losses during the second half of 2007. Management strengthened its underwriting guidelines in the second half of 2007 for this portfolio and decided to cease originating these loans effective January 31, 2008 which we believe will lower the loss experience on new originations.
     Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance increased from $4.8 million at December 31, 2006 to $8.3 million at December 31, 2007. As a percentage of the total reserve, the unallocated portion increased from 1.0% to 1.1%. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
Bank Regulatory Capital
Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum tangible capital ratio equal to 1.5% of tangible assets and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% of risk-adjusted assets. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. For a detailed discussion on regulatory capital requirements, see Note 15 in the Notes to Consolidated Financial Statements.
Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2007. It also presents capital ratios for Sovereign Bancorp, Inc.
Table 11: Regulatory Capital Ratios

		OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2007	Requirement	Requirement
Tangible equity to tangible assets	6.54%	2.00%	None
Tier 1 leverage capital to tangible assets	6.54	3.00	5.00%
Tier 1 risk-based capital to risk adjusted assets	7.54	4.00	6.00
Total risk-based capital to risk adjusted assets	10.40	8.00	10.00

	Sovereign Bancorp	Sovereign Bancorp
	December 31, 2007(1)	December 31, 2006(1)
Tier 1 leverage capital ratio	5.89%	5.73%
Tangible common equity to tangible assets, including AOCI(2)	3.70%	3.50%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2)	Accumulated other comprehensive income

Liquidity and Capital Resources
Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2007, Sovereign had $17.5 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
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
Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $240 million in 2007, $600 million in 2006, and $750 million in 2005. Sovereign also has approximately $1.8 billion of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting ready access to the public debt and equity markets at December 31, 2007.
As discussed in other sections of this document, including Part 1 — Item 1 and in Note 15 to the Consolidated Financial Statements, Sovereign Bank is subject to regulation and, among other things, may be limited in its ability to pay dividends or transfer funds to the parent company. Accordingly, consolidated cash flows as presented in the Consolidated Statements of Cash Flows may not represent cash immediately available for the payment of cash dividends to stockholders. Sovereign paid dividends totaling $153.2 million to its common shareholders in 2007. However, in January 2008, to achieve our interim tangible equity to tangible asset target of 4.50% by the end of the third quarter of 2008 more quickly, Sovereign decided to eliminate its common stock dividend. We believe this is prudent at this time given the uncertainty of the U.S. economy and the potential negative consequences it could have on the credit quality of our loan portfolio. The Board of Directors will review in future periods whether to reinstate our common stock dividend.
Cash and cash equivalents increased $1.3 billion in 2007. Net cash provided by operating activities was $632.0 million for 2007. Net cash provided by investing activities for 2007 was $4.0 billion, which consisted primarily of proceeds from the sale of loans of $9.5 billion, offset by originations in excess of repayments of loans of $4.4 billion. We also had repayments or maturities of investments of $4.2 billion and purchased $3.6 billion of investments in 2007. Net cash used by financing activities for 2007 was $3.3 billion, which was primarily due to repayment of debt obligations of $2.3 billion and a decrease in deposits of $2.5 billion offset by net proceeds from borrowings and other debt obligations of $1.6 billion. See the consolidated statement of cash flows for further details on our sources and uses of cash.
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
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years
Borrowings and other debt obligations:
Securities sold under repurchase agreements(1)	$78,877	$78,877	$—	$—	$—
FHLB advances(1)	21,771,085	13,971,753	2,006,856	1,025,405	4,767,071
Fed Funds(1)	2,720,321	2,720,321	—	—	—
Other debt obligations(1)(2)	2,867,948	109,991	1,408,582	106,750	1,242,625
Junior subordinated debentures to Capital Trusts(1)(2)	4,050,779	90,468	176,665	180,706	3,602,940
Certificates of deposit(1)	15,478,735	13,459,714	1,345,415	385,640	287,966
Investment partnership commitments(3)	33,316	26,973	6,215	32	96
Operating leases	815,704	98,767	176,105	157,157	383,675

Total contractual cash obligations	$47,816,765	$30,556,864	$5,119,838	$1,855,690	$10,284,373

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $35.0 billion that are due on demand by customers. Additionally, $73.9 million of tax liabilities associated with unrecognized tax benefits under FIN 48 has been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
Sovereign’s senior credit facility requires Sovereign to maintain specified financial ratios and to maintain a “well-capitalized” regulatory status. Sovereign has complied with these covenants as of December 31, 2007, and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross default provisions in such senior credit facility, if more than $5.0 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder.
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

OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years
Commitments to extend credit	$20,998,851	$9,614,786	$3,562,062	$3,199,023	$4,622,980	(1)
Standby letters of credit	2,980,472	500,099	791,016	1,244,567	444,790
Loans sold with recourse	269,396	5,859	27,933	47,141	188,463
Forward buy commitments	762,499	662,508	99,991	—	—

Total commercial commitments	$25,011,218	$10,783,252	$4,481,002	$4,490,731	$5,256,233

(1)	Of this amount, $4.0 billion represents the unused portion of home equity lines of credit.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes and the anticipated balance sheet restructuring activities previously discussed:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at December 31, 2007	income over the subsequent twelve months would result
Up 200 basis points	(9.51)%
Up 100 basis points	(2.71)%
Down 100 basis points	5.14%
Down 200 basis points	7.64%
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

As of December 31, 2007, the one year cumulative gap was (1.58)%, compared to (4.97)% at December 31, 2006. The impact our balance sheet restructuring that was completed in the first quarter of 2007 brought this ratio closer to 0%.
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
The table below discloses the estimated sensitivity to Sovereign’s NPV ratio based on changes to interest rates at December 31, 2007.

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at December 31, 2007	December 31, 2007
Base	9.60%
Up 200 basis points	8.90%
Up 100 basis points	9.30%
Down 100 basis points	9.69%
Down 200 basis points	9.39%
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

Table 12 presents the amounts of interest-earning assets and interest-bearing liabilities that are assumed to mature or reprice during the periods indicated at December 31, 2007. Adjustable and floating rate loans and securities are included in the period in which interest rates are next scheduled to adjust rather than the period in which they mature (in thousands):
Table 12: Gap Analysis

	AT DECEMBER 31, 2007 REPRICING
	Year One	Year Two	Year Three	Year Four	Year Five	Thereafter	Total
Interest earning assets:
Investment securities(1)(2)	$4,864,021	$473,913	$541,468	$597,493	$740,060	$8,019,259	$15,236,214
Loans	28,452,856	7,005,159	5,636,906	4,066,244	2,888,826	9,729,788	57,779,779

Total interest earning assets	$33,316,877	$7,479,072	$6,178,374	$4,663,737	$3,628,886	$17,749,047	$73,015,993

Non-interest earning assets	5,658,601	671,000	671,000	671,000	671,000	3,387,802	11,730,403

Total assets	$38,975,478	$8,150,072	$6,849,374	$5,334,737	$4,299,886	$21,136,849	$84,746,396

Interest bearing liabilities:
Deposits	$26,325,980	$3,889,981	$3,085,813	$2,789,166	$2,839,553	$10,985,412	$49,915,905
Borrowings	19,898,597	740,626	1,485,577	209,970	(286,906)	4,078,218	26,126,082

Total interest bearing liabilities	$46,224,577	$4,630,607	$4,571,390	$2,999,136	$2,552,647	$15,063,630	$76,041,987

Non-interest bearing liabilities	1,565,654	—	—	—	—	—	1,565,654
Minority Interest	—	—	—	—	—	146,430	146,430
Stockholders’ equity	—	—	—	—	—	6,992,325	6,992,325

Total liabilities and stockholders’ equity	$47,790,231	$4,630,607	$4,571,390	$2,999,136	$2,552,647	$22,202,385	$84,746,396

Excess assets (liabilities) before effect of hedging transactions	$(8,814,753)	$3,519,465	$2,277,984	$2,335,601	$1,747,239	$(1,065,536)

To total assets	(10.40)%	4.15%	2.69%	2.76%	2.06%	(1.26)%
Cumulative excess assets (liabilities) before effect of hedging transactions	$(8,814,753)	$(5,295,288)	$(3,017,304)	$(681,703)	$1,065,536	$—

To total assets	(10.40)%	(6.25)%	(3.56)%	(0.80)%	1.26%	0.00%
Effect of hedging transactions on assets and liabilities	$7,472,889	$(3,103,803)	$(2,224,820)	$(1,489,860)	$(469,406)	$(185,000)

Excess assets (liabilities) after effect of hedging transactions	$(1,341,864)	$415,662	$53,164	$845,741	$1,277,833	$(1,250,536)

To total assets	(1.58)%	0.49%	0.06%	1.00%	1.51%	(1.48)%
Cumulative excess assets (liabilities) after effect of hedging transactions	$(1,341,864)	$(926,202)	$(873,038)	$(27,297)	$1,250,536	—

To total assets	(1.58)%	(1.09)%	(1.03)%	(0.03)%	1.48%	0.00%

(1)	Includes interest-earning deposits.

(2)	Investment securities include market rate payment and repayment assumptions.

Table 13 presents selected quarterly consolidated financial data (in thousands, except per share data):
Table 13: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Total interest income	$1,139,340	$1,150,142	$1,139,435	$1,227,339	$1,254,002	$1,240,851	$992,018	$839,533
Total interest expense	673,316	693,381	686,051	739,486	766,970	749,064	553,247	435,575

Net interest income	466,024	456,761	453,384	487,853	487,032	491,787	438,771	403,958
Provision for credit losses	148,192	162,500	51,000	46,000	365,961	45,000	44,500	29,000

Net interest income after provision for credit loss	317,832	294,261	402,384	441,853	121,071	446,787	394,271	374,958
(Loss)/gain on investment securities, net	(179,209)	1,884	—	970	(36,089)	29,154	(305,027)	—
Total fees and other income	153,183	141,389	190,297	45,882	149,369	171,851	141,975	134,341
General and administrative and other expenses	1,971,969	385,654	416,049	446,766	489,401	427,163	362,195	324,771

Income before income taxes	(1,680,163)	51,880	176,632	41,939	(255,050)	220,629	(130,976)	184,528
Income tax provision	(77,180)	(6,330)	29,180	(6,120)	(125,610)	36,620	(71,920)	43,130

Net income	$(1,602,983)	$58,210	$147,452	$48,059	$(129,440)	$184,009	$(59,056)	$141,398
Dividends on preferred stock	(3,650)	(3,650)	(3,650)	(3,650)	(3,650)	(1,825)	(2,433)	—
Contingently convertible debt expense, net of tax	—	—	6,413	—	—	6,344	—	6,327

Net Income for EPS purposes	$(1,606,633)	$54,560	$150,215	$44,409	$(133,090)	$188,528	$(61,489)	$147,725

Earnings per share:
Basic(1)	$(3.34)	$0.11	$0.30	$0.09	$(0.28)	$0.39	$(0.15)	$0.38

Diluted(1)	$(3.34)	$0.11	$0.29	$0.09	$(0.28)	$0.37	$(0.15)	$0.36

Market prices:
High	$17.73	$21.94	$25.16	$26.42	$25.90	$21.60	$21.76	$21.53
Low	10.08	16.58	21.14	24.07	21.27	20.07	20.19	19.57
Dividends declared per common share	0.080	0.080	0.080	0.080	0.080	0.080	0.080	0.060

(1)	Prior period earnings per share have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

2007 Fourth Quarter Results
Sovereign reported a net loss for the fourth quarter of 2007 of $1.6 billion, or $(3.34) per diluted share, which was $1.7 billion or $3.45 per diluted share lower than the third quarter and $1.5 billion or $3.06 per diluted share lower than the fourth quarter 2006 reported amount of $(129.4) million, or $(0.28) per diluted share. Several items contributed to the earnings decline quarter to quarter. The decrease was primarily due to the previously discussed $1.58 billion non-deductible goodwill impairment charge and an other-than-temporary impairment charge of $180.5 million on FNMA/FHLMC preferred stock. The returns on average equity and average assets were (72.92)% and (7.74)%, respectively, for the fourth quarter of 2007, compared to 2.63% and 0.28%, respectively, for the third quarter of 2007, and (5.82)% and (0.57)%, respectively, for the fourth quarter of 2006. The decline in year-over-year fourth quarter net income was driven primarily by the previously mentioned charges.
Net interest margin for the fourth quarter of 2007 was 2.77%, compared to 2.74% from the third quarter of 2007, and 2.60% in the fourth quarter of 2006. The increase in margin in the fourth quarter of 2007 compared to the prior year was due to the impact of our balance sheet restructuring. Our 2008 net interest margin will continue to be influenced by the interest rate yield environment and our ability to originate high quality loans and organically grow low cost deposits.
General and administrative expenses for the fourth quarter of 2007 were $337.6 million, compared to $341.6 million in the third quarter and $354.9 million in the fourth quarter of 2006. The primary reason for the decrease quarter over quarter is a partial reversal of incentive compensation accruals as a result of not achieving retail and corporate payout targets, partially offset by higher deposit insurance premiums and legal expense. Fourth quarter results included legal expenses of $7.8 million associated with our membership share allocation of the Visa settlements with AMEX as well as exposures with Discover. We anticipate a gain in excess of this amount when VISA completes its planned IPO in 2008. The decrease in year-over-year fourth quarter general and administrative expenses was largely driven by the expense savings initiative.
The effective income tax rate for the fourth quarter of 2007 was (4.6)% compared to (12.2)%, in the third quarter of 2007 and (49.2)% in the fourth quarter of 2006. The effective tax rate for the fourth quarter of 2006 was benefited by the previously discussed charges.
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
Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2007, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Joseph P. Campanelli	/s/ Mark R. McCollom

Joseph P. Campanelli	Mark R. McCollom
President and	Chief Financial Officer and
Chief Executive Officer	Executive Vice President

/s/ Larry K. Davis	/s/ Thomas D. Cestare

Larry K. Davis	Thomas D. Cestare
Corporate Controller	Chief Accounting Officer and
and Senior Vice President	Executive Vice President

February 29, 2008

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOVEREIGN BANCORP, INC.
We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Sovereign Bancorp Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovereign Bancorp Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 29, 2008

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SOVEREIGN BANCORP, INC.
We have audited Sovereign Bancorp Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovereign Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Sovereign Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
February 29, 2008

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2007	2006
Assets
Cash and amounts due from depository institutions	$3,130,770	$1,804,117
Investment securities available for sale	13,941,847	13,874,628
Other investments	1,200,545	1,003,012
Loans held for investment	57,232,019	54,976,675
Allowance for loan losses	(709,444)	(471,030)

Net loans held for investment	56,522,575	54,505,645

Loans held for sale	547,760	7,611,921
Premises and equipment	562,332	605,707
Accrued interest receivable	350,534	422,901
Goodwill	3,426,246	5,005,185
Core deposit and other intangibles, net of accumulated amortization of $754,935 in 2007 and $629,218 in 2006	372,116	498,420
Bank owned life insurance	1,794,099	1,725,222
Other assets	2,897,572	2,585,091

Total Assets	$84,746,396	$89,641,849

Liabilities
Deposits and other customer accounts	$49,915,905	$52,384,554
Borrowings and other debt obligations	26,126,082	26,849,717
Advance payments by borrowers for taxes and insurance	83,091	98,041
Other liabilities	1,482,563	1,508,753

Total Liabilities	77,607,641	80,841,065

Minority interest-preferred securities of subsidiaries	146,430	156,385

Stockholders’ Equity
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding in 2007 and 8,000 shares issued and outstanding in 2006	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 482,773,610 issued in 2007 and 479,228,330 issued in 2006	6,295,572	6,183,281
Warrants and employee stock options issued	348,365	343,391
Unallocated common stock held by the Employee Stock Ownership Plan (0 shares in 2007 and 2,760,133 shares in 2006, at cost)	—	(19,019)
Treasury stock (1,369,453 shares in 2007 and 2,713,086 shares in 2006, at cost)	(19,853)	(49,028)
Accumulated other comprehensive loss	(326,133)	(24,746)
Retained earnings	498,929	2,015,075

Total Stockholders’ Equity	6,992,325	8,644,399

Total Liabilities and Stockholders’ Equity	$84,746,396	$89,641,849

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2007	2006	2005
Interest Income:
Interest-earning deposits	$19,112	$16,752	$8,756
Investment securities:
Available for sale	721,015	602,575	359,692
Held to maturity	—	104,026	189,059
Other	51,645	51,414	18,058
Interest on loans	3,864,484	3,551,637	2,387,022

Total interest income	4,656,256	4,326,404	2,962,587

Interest Expense:
Deposits and other customer accounts	1,627,315	1,372,197	624,590
Borrowings and other debt obligations	1,164,919	1,132,659	705,908

Total interest expense	2,792,234	2,504,856	1,330,498

Net interest income	1,864,022	1,821,548	1,632,089
Provision for credit losses	407,692	484,461	90,000

Net interest income after provision for credit losses	1,456,330	1,337,087	1,542,089

Non-interest Income:
Consumer banking fees	295,815	275,952	256,617
Commercial banking fees	202,304	179,060	149,274
Mortgage banking revenue	(67,792)	24,239	88,117
Capital markets revenue	(19,266)	17,569	17,821
Bank-owned life insurance	85,855	67,039	47,285
Miscellaneous income	33,835	33,677	31,837

Total fees and other income	530,751	597,536	590,951
Net (loss)/gain on investment securities	(176,355)	(311,962)	11,713

Total non-interest income	354,396	285,574	602,664

General and administrative expenses:
Compensation and benefits	673,528	652,703	538,912
Occupancy and equipment	308,698	290,163	246,993
Technology expense	96,265	95,488	84,185
Outside services	67,509	69,195	60,989
Marketing expense	56,101	55,053	52,362
Other administrative	143,737	127,387	105,763

Total general and administrative expenses	1,345,838	1,289,989	1,089,204

Other Expenses:
Amortization of intangibles	126,717	109,838	73,821
Goodwill impairment	1,576,776	—	—
Minority interest expense and equity method investments	67,263	56,891	66,868
Loss on economic hedges	—	11,387	—
Merger related and integration charges, net	2,242	42,420	12,744
Employee severance charges, loss on debt extinguishment and other restructuring costs	61,999	78,668	4,169
ESOP expense related to freezing of plan	40,119	—	—
Proxy and related professional fees	(516)	14,337	5,827

Total other expenses	1,874,600	313,541	163,429

Income before income taxes	(1,409,712)	19,131	892,120
Income tax (benefit)/provision	(60,450)	(117,780)	215,960

NET INCOME	$(1,349,262)	$136,911	$676,160

Earnings per share:
Basic	$(2.85)	$0.30	$1.77
Diluted	$(2.85)	$0.30	$1.69
Dividends Declared Per Common Share	$.32	$.30	$.17
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Warrants	Unallocated
	Shares	Preferred	Common	and Stock	Stock Held by
(IN THOUSANDS)	Outstanding	Stock	Stock	Options	ESOP
Balance, January 1, 2005	345,775	$—	$2,949,870	$317,842	$(23,707)
Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Stock and stock options issued in connection with business acquisitions	29,813	—	645,940	35,636	—
Stock issued in connection with employee benefit and incentive compensation plans	3,758	—	61,733	(20,748)	2,311
Employee stock options issued	—	—	—	4,616	—
Dividends paid on common stock	—	—	—	—	—
Stock repurchased	(21,328)	—	—	—	—

Balance, December 31, 2005	358,018	$—	$3,657,543	$337,346	$(21,396)

Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—
Total	—	—	—	—	—
Issuance of common stock	90,182	—	2,031,857	—	—
Issuance of preferred stock	—	195,445	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	3,197	—	19,319	(3,923)	2,377
Employee stock options issued	—	—	—	9,968	—
Stock dividend	22,607	—	474,562	—	—
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(249)	—	—	—	—

Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)

Comprehensive loss:
Net loss	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—
Issuance of common stock	980	—	21,885	—	—
Stock issued in connection with employee benefit and incentive compensation plans	5,874	—	71,426	(1,614)	11,425
Employee stock options issued	—	—	—	6,588	—
ESOP shares sold in conjunction with plan termination	1,102	—	18,980	—	7,594
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(307)	—	—	—	—

Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$—

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other		Total
	Treasury	Comprehensive	Retained	Stockholders’
	Stock	Income/(Loss)	Earnings	Equity

Balance, January 1, 2005	$(19,136)	$(108,092)	$1,871,595	$4,988,372

Comprehensive income:
Net income	—	—	676,160	676,160
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(86,861)	—	(86,861)
Cash flow hedge derivative financial instruments	—	24,155	—	24,155

Total comprehensive income	—	—	—	613,454
Stock and stock options issued in connection with business acquisitions	—	—	—	681,576
Stock issued in connection with employee benefit and incentive compensation plans	23,114	—	—	66,410
Employee stock option issued	—	—	—	4,616
Dividends paid on common stock	—	—	(61,017)	(61,017)
Stock repurchased	(482,712)	—	—	(482,712)

Balance, December 31, 2005	$(478,734)	$(170,798)	$2,486,738	$5,810,699

Comprehensive income:
Net income	—	—	136,911	136,911
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	169,518	—	169,518
Cash flow hedge derivative financial instruments	—	(17,355)	—	(17,355)

Total comprehensive income	—	—	—	289,074
Adjustment to initially apply SFAS 158, net of tax	—	(6,111)	—	(6,111)

Total	—	—	—	282,963
Issuance of common stock	389,956	—	—	2,421,813
Issuance of preferred stock	—	—	—	195,445
Stock issued in connection with employee benefit and incentive compensation plans	45,038	—	—	62,811
Employee stock option issued	—	—	—	9,968
Stock dividend	—	—	(474,562)	—
Dividends paid on common stock	—	—	(126,104)	(126,104)
Dividends paid on preferred stock	—	—	(7,908)	(7,908)
Stock repurchased	(5,288)	—	—	(5,288)

Balance, December 31, 2006	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive loss:
Net loss	—	—	(1,349,262)	(1,349,262)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(191,795)	—	(191,795)
Pension liabilities		1,908		1,908
Cash flow hedge derivative financial instruments	—	(111,500)	—	(111,500)

Total comprehensive loss	—	—	—	(1,650,649)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	952	952
Issuance of common stock	—	—	—	21,885
Stock issued in connection with employee benefit and incentive compensation plans	36,743	—	—	117,980
Employee stock option issued	—	—	—	6,588
ESOP shares sold in conjunction with plan termination	—	—	—	26,574
Dividends paid on common stock	—	—	(153,236)	(153,236)
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(7,568)	—	—	(7,568)

Balance, December 31, 2007	$(19,853)	$(326,133)	$498,929	$6,992,325

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2007	2006	2005
Cash Flows From Operating Activities:
Net (loss)/ income	$(1,349,262)	$136,911	$676,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	407,692	484,461	90,000
Deferred taxes	(171,565)	(226,432)	69,013
Depreciation and amortization	266,715	220,959	167,262
Impairment on goodwill	1,576,776	—	—
Net amortization/accretion of investment securities and loan premiums and discounts	48,019	126,417	127,880
Net (gain)/loss on the sale of loans	(16,178)	(30,078)	(98,797)
Net (gain)/loss on investment securities	176,355	311,962	(11,713)
Net loss on real estate owned and premises and equipment	6,132	2,049	367
Loss on debt extinguishments	14,714	—	187
Loss on economic hedges	—	11,387	—
Stock based compensation	28,011	35,475	30,404
Allocation of Employee Stock Ownership Plan	40,119	2,377	2,311
Origination and purchase of loans held for sale, net of repayments	(5,113,911)	(2,980,514)	(1,602,710)
Proceeds from the sale of loans held for sale	4,966,782	3,421,425	1,438,972
Net change in:
Accrued interest receivable	72,367	(57,765)	(60,288)
Other assets and bank owned life insurance	(286,585)	(585,389)	(64,015)
Other liabilities	(34,712)	114,240	310,744

Net cash provided by operating activities	631,469	987,485	1,075,777

Cash Flows From Investing Activities:
Proceeds from sales investment securities:
Available for sale	669,053	12,052,450	1,601,754
Held to maturity	—	1,774,475	—
Proceeds from repayments and maturities of investment securities:
Available for sale	4,203,214	1,847,294	2,412,834
Held to maturity	—	186,845	580,928
Net change in other investments	(197,533)	(351,713)	(74,119)
Net change in securities available for sale	(1,800,620)	371,695	(334,717)
Purchases of investment securities:
Available for sale	(3,593,836)	(14,591,166)	(3,576,405)
Held to maturity	—	(557,704)	(1,306,087)
Proceeds from sales of loans	9,461,279	4,848,438	7,470,127
Purchase of loans	(290,720)	(6,828,628)	(6,070,671)
Net change in loans other than purchases and sales	(4,384,354)	(4,616,040)	(5,886,247)
Proceeds from sales of premises and equipment and real estate owned	47,691	21,155	23,577
Purchases of premises and equipment	(70,254)	(115,162)	(98,193)
Net cash (paid) received from business combinations	—	(2,713,208)	280,210

Net cash provided by/(used in) investing activities	4,043,920	(8,671,269)	(4,977,009)

Cash Flows From Financing Activities:
Net change in deposits and other customer accounts	(2,478,869)	3,368,642	2,541,527
Net increase in borrowings and other debt obligations	1,024,006	2,271,801	1,364,210
Proceeds from senior credit facility and senior notes, net of issuance costs	580,000	875,000	797,805
Repayments of borrowings and other debt obligations	(2,347,090)	(550,000)	(350,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(14,950)	(60,532)	16,553
Maturity of minority interest	(11,822)	(54,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	195,445	—
Proceeds from issuance of common stock, net of issuance costs	35,627	2,043,009	33,383
Sale of unallocated ESOP shares	26,574	—	—
Treasury stock repurchases, net of proceeds	5,624	400,612	(470,215)
Cash dividends paid to preferred stockholders	(14,600)	(7,908)	—
Cash dividends paid to common stockholders	(153,236)	(126,104)	(61,017)

Net cash (used in)/provided by financing activities	(3,348,736)	8,355,965	3,872,246

Net change in cash and cash equivalents	1,326,653	672,181	(28,986)
Cash and cash equivalents at beginning of year	1,804,117	1,131,936	1,160,922

Cash and cash equivalents at end of year	$3,130,770	$1,804,117	$1,131,936

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2007	2006	2005
Income taxes paid	$204,090	$155,963	$77,479
Interest paid	2,984,896	2,327,659	1,235,694
Non-cash Transactions: In the first quarter of 2007, Sovereign reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loans held for investment portfolio. See Note 7 for further discussion.
In the second quarter of 2006, Sovereign reclassified $3.2 billion of held to maturity securities to available for sale. See Note 6 for additional discussion. On January 21, 2005, Sovereign Bancorp, Inc. issued 29,812,669 shares in partial consideration for the acquisition of Waypoint Financial Corp. See Note 3 for further discussion.
In 2006, Sovereign transferred $7.2 billion of loans held for investment to loans held for sale in connection with balance sheet restructuring. See Note 7 for further discussion.
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

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Sovereign Bancorp, Inc. and subsidiaries (“Sovereign” or “the Company”) is a Pennsylvania business corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Philadelphia, Pennsylvania and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, consumer and residential mortgage loans in those communities. Additionally, Sovereign originated indirect automotive loans in the Southeastern and Southwestern parts of the United States. However, effective January 31, 2008, Sovereign ceased originating loans from these markets.
The following is a description of the significant accounting policies of Sovereign. Such accounting policies are in accordance with United States generally accepted accounting principles.
     a. Principles of Consolidation — The accompanying financial statements include the accounts of the parent company, Sovereign Bancorp, Inc., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, Independence Community Bank Corp. and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
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
     d. Revenue Recognition — Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, interchange income, mortgage servicing (net of amortization and write-downs of servicing rights), underwriting gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income is gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Gains or losses on the sales of mortgage, multifamily and home equity loans are included within mortgage banking revenues. Income from bank-owned life insurance represents increases in the cash surrender value of the policies, as well as insurance proceeds.
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
Other investments include $0.9 billion and $1.0 billion at December 31, 2007 and 2006, respectively, of Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Sovereign evaluates this investment for impairment under the provisions of AICPA Statement of Position 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” and bases our impairment evaluation on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. Sovereign concluded that these investments were not impaired at December 31, 2007 or December 31, 2006.
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
     h. Allowance for Loan Losses and Reserve for Unfunded Lending Commitments — The allowance for loan losses and reserve for unfunded lending commitments collectively “the allowance for credit losses” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
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
In addition to the allowance for loan losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on Sovereign’s Consolidated Balance Sheet.
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
The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.

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
     k. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $56.8 million and $26.8 million at December 31, 2007 and December 31, 2006, respectively.
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
     m. Income Taxes — The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under this pronouncement, deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 18 for detail on the Company’s income taxes.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign accrued an additional $87.6 million and $22.9 million of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.9 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.

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
     q. Goodwill and Core Deposit Intangibles — Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.
Sovereign follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs an annual impairment test of goodwill. We perform our annual goodwill impairment test in the fourth quarter and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires Sovereign to identify the reporting units and compare the fair value of each reporting unit, which we compute using a discounted net income approach, a transaction market approach and a guideline company approach, to the respective carrying amount, including goodwill. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and a second step must be performed. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss. In 2007, Sovereign concluded that the Shared Services Consumer and Metro New York segments were impaired. An impairment charge of $1.58 billion was recorded as an expense in the statement of operations in 2007. See Note 4 for additional discussion.

Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (Continued)
       r. Asset Securitizations – Sovereign has securitized multifamily and commercial real estate loans, mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
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
      s. Marketing expense – Marketing costs are expensed as incurred.
      t. Stock Based Compensation – Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Sovereign accounted for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience. Effective January 1, 2006, Sovereign adopted SFAS No.123R which did not have a material impact on Sovereign’s financial statements since we had previously adopted SFAS No. 123.
     The fair value for our stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2007	2006	2005
Expected volatility	.214 - .235	.262 - .278	.280 - .293
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$17.62 - 25.76	$19.98 - 25.77	$19.40 - 22.95
Exercise price	$17.62 - 25.76	$19.98 - 25.77	$19.40 - 22.95
Weighted average exercise price	$22.74	$20.30	$22.11
Weighted average fair value	$6.24	$6.42	$7.52
Expected dividend yield	1.24% - 1.82%	1.11% - 1.50%	0.53% - 1.11%
Risk-free interest rate	4.07% - 5.04%	4.28% - 5.13%	3.91% - 4.45%
Vesting period in years	3-5	2-5	5
Expected volatility is based on the historical volatility of Sovereign’s stock price. Sovereign utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
The amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in 2007, 2006 and 2005 did not differ from our annual results since substantially all options granted prior to 2002 were fully vested by the end of 2004.
     u. Equity Method Investments – Sovereign has an equity method investment in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million, $26.3 million and $28.2 million for 2007, 2006, and 2005, respectively, and are included as expense in the line “Equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. Sovereign amortized this investment through December 31, 2007 since this is the period through which we received alternative energy tax credits. We do not have any remaining asset on the balance sheet at December 31, 2007 related to this investment and will not incur any expenses or receive any tax credits related to the Synthetic Fuel Partnership in future periods. The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships which totaled $272.2 million at December 31, 2007, and an investment in Meridian Capital totaling $98.9 million at December 31, 2007. Meridian Capital refers borrowers seeking financing of their multifamily and/or commercial real estate loans to Sovereign as well as other financial institutions. Substantially all of Sovereign’s multifamily loan originations are obtained through this relationship. See Note 29 for additional details.

Notes to Consolidated Financial Statements
Note 2 – Recent Accounting Pronouncements
In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement permits an entity (for each class of separately recognized servicing assets and servicing liabilities) to either continue to amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, or measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. In addition, the statement clarifies when a servicer should separately recognize servicing assets and servicing liabilities, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities elected to be subsequently measured at fair value. Finally, the statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of the financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sovereign adopted this Statement on January 1, 2007 and continued to carry our mortgage servicing rights at the lower of the initial capitalized amount, net of accumulated amortization, or fair value and amortize the MSRs in proportion to, and over the period of, estimated net servicing income.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized a $1.0 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. On January 1, 2007, Sovereign had unrecognized tax benefit reserves related to uncertain tax positions of $67.2 million. Of this amount, approximately $10.7 million related to reserves assumed for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $56.5 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP. This new standard will make the measurement for fair value more consistent and comparable and improve disclosures about those measures. The statement does not require any new fair value measurement but will result in increased disclosures. This interpretation is effective for fiscal years beginning after November 15, 2007. We do not expect the provisions of this statement to have a material impact on our financial statements.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan — An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. On December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement 158. The effect of adopting Statement 158 on the Company’s financial condition at December 31, 2006, has been included in the accompanying consolidated financial statements. See Note 17 for further discussion of the effect of adopting Statement 158 on the Company’s consolidated financial statements.
On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities.
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
Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Sovereign implemented SFAS No. 159 on its residential held for sale portfolio effective January 1, 2008. Additionally, we historically have hedged certain brokered certificate of deposits under SFAS No. 133 and will continue to do so in 2008. However, for additional brokered certificate of deposit fundings in 2008 which we decide to hedge we will record them at fair value under SFAS No. 159.

Notes to Consolidated Financial Statements
Note 2 – Recent Accounting Pronouncements (continued)
On April 30, 2007, the FASB issued Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39”, regarding the balance sheet presentation of derivatives.  FSP FIN 39-1, Amendment of FASB Interpretation No. 39, amends FIN 39 to permit entities to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 requires entities to make an accounting policy decision regarding the offsetting of fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim or the obligation to return cash collateral.  Additionally, the choice to offset or not must be applied consistently and is only available for cash collateral.  FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for calendar year-end companies).  We will continue to not offset cash collateral against the fair value of our derivative contracts and as a result this FSP will not have an impact on our financial statements in future periods.
On December 4, 2007 the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of this pronouncement on our financial statements.
On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
-	Acquisition costs will be generally expensed as incurred;

-	Non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

-	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount determined under existing guidance for non-acquired contingencies. Changes in the value of these contingent liabilities will be recorded through earnings;

-	In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

-	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

-	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The statement may not be adopted before that date.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations
Sovereign closed on its acquisition of Independence effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of approximately $3.6 billion. Sovereign funded this acquisition using the proceeds from the $2.4 billion equity offering to Banco Santander Central Hispano (“Santander”), net proceeds from issuances of perpetual and trust preferred securities and cash on hand. Sovereign issued 88.7 million shares to Santander, which made Santander its largest shareholder. Independence was headquartered in Brooklyn, New York, with 125 community banking offices in the five boroughs of New York City, Nassau and Suffolk Counties and New Jersey. Sovereign’s acquisition of Independence connected our Mid-Atlantic and New England geographic footprints and created new markets in certain areas of New York.
The purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006 (dollars in millions):

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
In connection with the Independence acquisition, Sovereign recorded charges against its earnings for the twelve-month period ended December 31, 2007 and 2006 for merger related expenses of $2.2 million pre-tax and $42.8 million pre-tax, respectively.
          These merger-related expenses include the following (in thousands):

	2007	2006
Branch and office consolidations	$—	$2,330
System conversions	985	9,414
Retail banking conversion costs	—	10,059
Marketing	577	12,504
Retention bonuses and other employee-related costs	—	5,663
Other	680	2,781

Total	$2,242	$42,751

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

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	Other	Independence
	acquisitions	acquisition	Total
Reserve balance at December 31, 2006	$22,358	$22,432	$44,790
Charge recorded in earnings	—	2,242	2,242
Payments	(9,397)	(14,601)	(23,998)

Reserve balance as of December 31, 2007	$12,961	$10,073	$23,034

Note 4 — Goodwill and Other Intangible Assets
The changes in the amount of goodwill for the year ended December 31, 2007, are as follows:

	Mid-Atlantic	New England	Metro New
	Banking	Banking	York Banking	Shared Services	Shared Services
	Division	Division	Division	Consumer	Commercial	Total
Balance as of January 1, 2007	$688,079	$658,006	$2,683,487	$634,012	$341,601	$5,005,185
Goodwill added during the year	109	—	—	—	—	109
Goodwill adjustments during the year	—	—	(2,272)	—	—	(2,272)
Impairment losses	—	—	(942,764)	(634,012)	—	(1,576,776)

Balance as of December 31, 2007	$688,188	$658,006	$1,738,451	$—	$341,601	$3,426,246

The year 2007 was a challenging environment for financial institutions and Sovereign. In the second half of 2007, conditions in the housing market continued to deteriorate and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in higher delinquencies and greater charge-offs in 2007 compared to 2006. Several companies that specialized in non prime residential real estate lending declared bankruptcy in 2007 or significantly curtailed their operations. Credit spreads significantly widened on various assets classes in the secondary marketplace which has led to a reduction in liquidity for these asset classes. These conditions negatively impacted our operations, particularly in our consumer lending businesses.
The market conditions and related concerns surrounding credit caused valuations for banking and other financial service companies to decrease significantly during the fourth quarter of 2007. The market price of our common stock decreased from a high of $25.16 during the second quarter of 2007 to a low of $10.08 in the fourth quarter of 2007, a 60% decrease. The significant drop in value caused our book value per common share to be significantly higher than our market stock price.
During the fourth quarter of 2007, we completed our annual assessment of goodwill using a third party valuation firm who considered the impact of current credit conditions, our 2007 actual results, expected results for 2008, as well as current market valuations. We evaluated goodwill for impairment for each of our reporting units under 3 different valuation approaches (transaction market approach, guideline company approach, and discounted net income approach) to ensure that the fair value of our reporting units was in excess of our net book values including goodwill. Based on this analysis, we concluded that we had goodwill impairment in our Shared Services Consumer and Metro New York segments of $634 million and $943 million, respectively.
Our Shared Services Consumer segment primarily consists of our residential real estate lending and auto lending businesses. The impairment in our Shared Services Consumer segment was impacted by the negative events in the fourth quarter surrounding our auto portfolio. In the third quarter of 2007, the annual loss run rate for our auto loans was $76.4 million or 116 basis points. During the fourth quarter losses for the auto loan portfolio increased significantly beyond what was expected with an annual loss run rate of $135.8 million or 206 basis points. The majority of these losses came from loans originated in the Southeast and Southwest production offices. This led to our decision to cease originating loans from the Southeast and Southwest production offices effective January 31, 2008. The closing of these operations and the higher levels of consumer loan losses, had a significant negative impact on our anticipated future earnings for the Shared Services Consumer Segment. These facts, in addition to the decrease in market valuations for financial service companies during the fourth quarter of 2007 had a significant impact on the fair value of our consumer reporting unit. As a result we concluded that fair value was less than net book value and determined the Shared Services Consumer segment’s goodwill impairment was $634 million.
In connection with our acquisition of Independence Bancorp in June 2006, Sovereign created a Metro New York segment. This segment is primarily comprised of the net assets of Independence and substantially all of Sovereign’s New Jersey banking offices. Total goodwill recorded in this segment was approximately $2.7 billion. Due to the significant drop in market valuations for financial institutions during the fourth quarter, as well as lower than anticipated revenue and deposit growth for this segment, Sovereign was required to record a goodwill impairment charge of $943 million related to its Metro New York segment.

Notes to Consolidated Financial Statements
Note 4 — Goodwill and Other Intangible Assets (continued)
Sovereign’s core deposit intangible assets balance decreased to $352.8 million at December 31, 2007 from $475.7 million at December 31, 2006 as a result of core deposit intangible amortization of $122.9 million in 2007. The weighted average life of our core deposit intangibles is 2.5 years and the estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

YEAR	AMOUNT
2008	$100,467
2009	71,341
2010	56,617
2011	44,963
2012	33,108
Sovereign also recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. Sovereign recorded intangible asset amortization of $3.8 million and $2.4 million for the years ended December 31, 2007 and 2006, respectively.
Note 5 – Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2007 and 2006 were $334 million and $257 million, respectively.

Notes to Consolidated Financial Statements
Note 6 – Investment Securities
The amortized cost and estimated fair value of Sovereign’s available for sale investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2007				2006
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
Investment Securities
Available for sale:
U.S. Treasury and government agency securities	$85,948	$480	$—	$86,428	$1,561,685	$38	$878	$1,560,845
Debentures of FHLB, FNMA and FHLMC	186,482	5,918	1	192,399	242,248	3,001	1,149	244,100
Corporate debt and asset-backed securities	947,992	10	194,239	753,763	953,374	3,443	6,315	950,502
Equity securities(1)	638,881	4,282	1	643,162	893,627	48,491	—	942,118
State and municipal securities	2,505,772	23,055	26,403	2,502,424	2,510,975	45,325	1,494	2,554,806
Mortgage-backed Securities:
U.S. government agencies	2,251,022	4,376	56	2,255,342	45,400	765	105	46,060
FHLMC and FNMA securities	4,099,515	46,484	1,597	4,144,402	3,598,731	12,088	5,185	3,605,634
Non-agencies	3,459,284	2,797	98,154	3,363,927	4,009,789	13,139	52,365	3,970,563

Total investment securities available for sale	$14,174,896	$87,402	$320,451	$13,941,847	$13,815,829	$126,290	$67,491	$13,874,628

(1)	Equity securities are primarily composed of preferred stock of FNMA and FHLMC.
During the second quarter of 2006 following the acquisition of Independence (discussed in Note 3), Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes, to maintain compliance with its existing interest rate policies and guidelines and to offset, in part, the negative effect of the then current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that it was required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.

Notes to Consolidated Financial Statements
Note 6 – Investment Securities (Continued)
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2007 and 2006 (in thousands):

	AT DECEMBER 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale investment securities:
Debentures of FHLB, FNMA and FHLMC	$—	$—	$1,009	$(1)	$1,009	$(1)
Corporate debt and asset-backed securities	223,813	(81,066)	398,924	(113,173)	622,737	(194,239)
Equity Securities	253	(1)	—	—	253	(1)
State and municipal securities	1,510,114	(25,880)	18,697	(523)	1,528,811	(26,403)
Mortgage-backed Securities:
U.S. government agencies	26	—	1,392	(56)	1,418	(56)
FHLMC and FNMA securities	11,020	(46)	91,600	(1,551)	102,620	(1,597)
Non-agencies	1,511,132	(41,875)	1,475,522	(56,279)	2,986,654	(98,154)

Total investment securities available for sale	$3,256,358	$(148,868)	$1,987,144	$(171,583)	$5,243,502	$(320,451)

	AT DECEMBER 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale investment securities:
U.S. Treasury and government agency securities	$1,495,712	$(733)	$15,995	$(145)	$1,511,707	$(878)
Debentures of FHLB, FNMA and FHLMC	—	—	101,341	(1,149)	101,341	(1,149)
Corporate debt and asset-backed securities	446,261	(4,014)	61,820	(2,301)	508,081	(6,315)
State and municipal securities	247,409	(1,312)	21,239	(182)	268,648	(1,494)
Mortgage-backed Securities:
U.S. government agencies	219	(8)	2,258	(97)	2,477	(105)
FHLMC and FNMA securities	641,851	(1,009)	126,193	(4,176)	768,044	(5,185)
Non-agencies	456,897	(1,703)	1,962,694	(50,662)	2,419,591	(52,365)

Total investment securities available for sale	$3,288,349	$(8,779)	$2,291,540	$(58,712)	$5,579,889	$(67,491)

74

Notes to Consolidated Financial Statements
Note 6 – Investment Securities (Continued)
As of December 31, 2007, the Company has concluded that the unrealized losses on its investment securities (which totaled 233 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent a credit default, ensure Sovereign will ultimately recover its cost). In making our other-than-temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade (highly rated). The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities and the non-agency mortgage-backed securities were caused by changes in interest rates. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.
The unrealized losses on corporate debt and asset backed securities include $187.4 million of unrealized losses on $750 million of highly rated investments in collateralized debt obligations (“CDOs”) at December 31, 2007. These CDOs consist of interests in structured investment vehicles backed by investment grade corporate loans. In all of the CDOs, Sovereign’s investment is senior to a subordinated tranche(s) which have first loss exposure. We concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the debt obligations. The CDOs were purchased in the second and third quarters of 2006 and have not experienced any losses to date. Sovereign does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide.
As of December 31, 2007, the Company had a municipal bond portfolio of $2.5 billion with unrealized losses of approximately $26.4 million. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. All of the bonds are insured to AAA as extra credit protection.  Certain insurers of our municipal bond portfolio have been recently downgraded by the rating agencies.  We considered the impact of the downgrades of the insurers on our municipal bond portfolio.  Even without insurance, the weighted average underlying credit rating of the municipal bond portfolio was AA-. Given that the municipal bond portfolio is highly-rated and we do not expect any losses, and we have both the intent and ability to hold these securities to maturity, we concluded that an other than temporary impairment does not exist for this portfolio.
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Proceeds from sales	$669,053	$13,826,925	$1,601,754

Gross realized gains	4,821	37,668	20,260
Gross realized losses	(627)	(282,842)	(5,852)

Net realized (losses)/gains	$4,194	$(245,174)	$14,408

The gross realized losses in 2006 of $282.8 million include the $238.3 million ($154.9 million after tax or $0.36 per share) loss on the sale of $3.5 billion of investment securities following the Independence acquisition as discussed previously. During the fourth quarter of 2006, as part of a balance sheet restructuring, Sovereign sold $1.5 billion of investment securities with a combined effective yield of 4.60% and incurred a pre-tax loss of $43.0 million ($28.0 million after tax or $0.06 per share). The proceeds were reinvested in higher yielding securities to improve future net interest margin and for collateral on certain of our borrowing and deposit obligations.
Not included in the 2007 and 2006 amounts above were other-than-temporary impairment charges of $180.5 million and $67.5 million, respectively, on FNMA and FHLMC preferred stock. Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC were other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near-term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge.

Notes to Consolidated Financial Statements
Note 6 – Investment Securities (Continued)
Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2007 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2007(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield (2)
U.S. Treasury and government agency	$80,884	$5,544	$—	$—	$86,428	3.24%
Debentures of FHLB, FNMA and FHLMC	141,167	30,667	20,565	—	192,399	4.01%
Corporate debt and asset backed securities	11,021	—	647,272	95,470	753,763	9.55%
Equity securities (4)	—	—	—	643,162	643,162	7.60%
State and Municipal securities	—	156,399	2,249,580	96,445	2,502,424	6.51%
Mortgage-backed Securities(2):
U.S. government agencies	2,053,339	120,393	44,298	37,312	2,255,342	5.28%
FHLMC and FNMA securities	1,150,075	1,893,538	596,469	504,320	4,144,402	5.52%
Non-agencies	1,221,067	1,649,067	347,503	146,290	3,363,927	6.71%

Total Fair Value	$4,657,553	$3,855,608	$3,905,687	$1,522,999	$13,941,847	6.23%

Weighted average yield	5.64%	5.97%	7.03%	6.59%	6.23%

Total Amortized Cost	$4,686,946	$3,933,244	$4,030,731	$1,523,975	$14,174,896

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in Note 2 below.

(2)	Mortgage-backed and state and municipal securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

(4)	Equity securities are primarily composed of FNMA and FHLMC preferred stock.
Nontaxable interest and dividend income earned on investment securities was $149.4 million, $140.0 million and $95.2 million for years ended December 31, 2007, 2006 and 2005, respectively. Tax expense/ (benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2007, 2006 and 2005 were $(1.5) million, $(85.8) million and $5.0 million, respectively. Investment securities with an estimated fair value of $6.4 billion and $8.0 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements
Note 7 – Loans
A summary of loans held for investment included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2007	2006
Commercial real estate loans(1)	$12,306,914	$11,514,983
Commercial and industrial loans	12,594,652	11,561,183
Multifamily loans	4,088,992	5,621,429
Other	1,765,036	1,518,603

Total Commercial Loans Held for Investment	30,755,594	30,216,198

Residential mortgages	12,950,811	14,316,168
Home equity loans and lines of credit	6,197,148	5,176,346

Total consumer loans secured by real estate	19,147,959	19,492,514

Auto loans	7,028,894	4,848,204
Other	299,572	419,759

Total Consumer Loans Held for Investment	26,476,425	24,760,477

Total Loans Held for Investment(2)	$57,232,019	$54,976,675

Total Loans Held for Investment with:
Fixed rate	$32,903,007	$32,321,464
Variable rate	24,329,012	22,655,211

Total Loans Held for Investment(2)	$57,232,019	$54,976,675

(1)	Includes residential and commercial construction loans of $2.3 billion and $1.9 billion at December 31, 2007 and 2006, respectively.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $263.4 million and $258.4 million at December 31, 2007 and 2006, respectively. Loans pledged as collateral for borrowings totaled $15.6 billion and $17.7 billion at December 31, 2007 and 2006, respectively.
In connection with the Company’s balance sheet restructuring our 2007 asset mix strategy was to deemphasize lower yielding assets such as residential and multifamily loans and increase higher yielding commercial loans. This caused the mix of our loan categories to change which is demonstrated in the table above.
A summary of loans held for sale included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2007	2006
Commercial	$—	$109,123
Multifamily	157,378	147,022
Residential mortgages	390,382	3,088,562
Home equity loans and lines of credit	—	4,267,214

Total Loans Held for Sale	$547,760	$7,611,921

Total Loans Held for Sale with:
Fixed rate	$547,760	$7,395,494
Variable rate	—	216,427

Total Loans Held for Sale	$547,760	$7,611,921

Notes to Consolidated Financial Statements
Note 7 – Loans (Continued)
In the fourth quarter of 2006, Sovereign reclassified $4.3 billion of correspondent home equity and $2.9 billion of mortgage loans to loans held for sale as part of our announced balance sheet restructuring. The loans were written-down to fair value. The lower of cost of market adjustments resulted in a charge-off of $382.5 million and an increase to our provision for credit losses of $296 million. This was required since it was determined that this reduction in fair value was associated with credit factors and not interest rates. Sovereign also recorded a $35.3 million write-down on the mortgage loans. Approximately $7.1 million of this write-down to fair value was due to credit quality deterioration and the remaining adjustment of $28.2 million was due to changes in interest rates, and as a result we charged the interest-related portion of the discount to earnings as a reduction to mortgage banking revenues.
The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Allowance for loan losses balance, beginning of period	$471,030	$419,599	$391,003
Allowance acquired from acquisitions	—	97,824	28,778
Provision for loan losses(1)	394,646	487,418	89,501
Allowance released in connection with loan sales or securitizations	(12,409)	(4,728)	(8,010)
Charge-offs:
Commercial	65,670	56,916	40,935
Consumer secured by real estate (1)	26,809	463,902	24,125
Consumer not secured by real estate	126,385	73,958	71,906

Total charge-offs	218,864	594,776	136,966
Recoveries:
Commercial	15,187	14,097	13,100
Consumer secured by real estate	11,193	9,933	7,085
Consumer not secured by real estate	48,661	41,663	35,108

Total recoveries	75,041	65,693	55,293

Charge-offs, net of recoveries	143,823	529,083	81,673

Allowance for loan losses balance, end of period	$709,444	$471,030	$419,599

Reserve for unfunded lending commitments, beginning of period	15,255	18,212	17,713
Provision for unfunded lending commitments	13,046	(2,957)	499
Reserve for unfunded lending commitments, end of period	28,301	15,255	18,212

Total allowance for credit losses	$737,745	$486,285	$437,811

(1)	Our 2006 provision for loan loss and charge-offs included $296.0 million and $382.5 million, respectively, related to the previously discussed loss on the correspondent home equity loans that were classified as held for sale as of December 31, 2006. Additionally, Sovereign recorded an additional $12.5 million of provisions to cover the inherent losses in the multifamily loan portfolio acquired from Independence in the second quarter of 2006. Finally, as previously discussed, we recorded a charge-off of $7.1 million on $2.9 billion of residential mortgage loans that were classified as held for sale as of December 31, 2006.

Notes to Consolidated Financial Statements
Note 7 — Loans (Continued)
Impaired, non-performing, and past due loans are summarized as follows (in thousands):

AT DECEMBER 31,
	2007	2006
Impaired loans with a related allowance	$ 471,212	$ 321,138
Impaired loans without a related allowance	—	—

Total impaired loans	$ 471,212	$ 321,138

Allowance for impaired loans	$ 83,426	$ 53,366

Total non-accrual loans	$ 304,289	$ 207,357

Total loans past due 90 days as to interest or principal and accruing interest	$ 68,770	$ 40,103

Note 8 — Mortgage Servicing Rights
At December 31, 2007, 2006, and 2005, Sovereign serviced residential real estate loans for the benefit of others totaling $11.2 billion, $9.2 billion, and $7.2 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1. Sovereign had net gains on the sales of residential mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by Sovereign of $47.8 million, $6.4 million, and $46.6 million in 2007, 2006 and 2005, respectively.

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Gross balance, beginning of year	$118,637	$91,073	$81,040
Residential mortgage servicing assets recognized	51,139	41,626	25,715
Servicing rights acquired	—	7,640	3,019
Amortization of residential mortgage servicing rights	(26,063)	(15,785)	(17,578)
Write-off of servicing assets	(1,164)	(5,917)	(1,123)

Gross balance, end of year	142,549	118,637	91,073
Valuation allowance	(1,473)	(1,222)	(16)

Balance, end of year	$141,076	$117,415	$91,057

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of residential mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing residential mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of residential mortgage servicing right for the periods presented.

	December 31, 2007	December 31, 2006	December 31, 2005
CPR speed	14.70%	14.23%	12.42%
Escrow credit spread	5.12%	4.85%	4.16%

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights (Continued)
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for residential mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Balance, beginning of period	$1,222	$16	$7,083
Write-offs of reserves	(1,164)	(5,917)	(1,123)
Increase/(decrease) in valuation allowance for residential mortgage servicing rights	1,415	7,123	(5,944)

Balance, end of year	$1,473	$1,222	$16

For year ended December 31, 2007, mortgage servicing fee income was $42.2 million, compared with $30.8 million in 2006. Sovereign had (losses)/gains on mortgage loans, multifamily loans and home equity loans of $(76.3) million for the twelve-month period ended December 31, 2007, compared with $19.7 million for the corresponding period ended December 31, 2006. The loss recorded for the twelve-month period ended December 31, 2007 is a result of a $119.9 million charge recorded on the correspondent home equity loans. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. However, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. In addition, Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from increases in delinquencies on the loan portfolio since year-end and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million.
During 2007, 2006 and 2005 Sovereign wrote off $1.2 million, $5.9 million and $1.1 million of mortgage servicing rights due to the realization that certain loan stratifications had become permanently impaired. Each reporting period, Sovereign analyzes each loan stratification’s current book value compared against its fair value. A determination is then made as to whether this decline is permanent by analyzing various factors such as the duration of the impairment and our expectation of future assumptions that impact the fair value of the loan stratification. If the impairment is deemed permanent the mortgage servicing asset is written off against the mortgage servicing valuation reserve.
Additionally, during 2005 Sovereign sold $1.4 billion of home equity loans while retaining servicing. Sovereign recognized pretax gains of $32.1 million, which were recorded in mortgage banking revenues and recorded servicing assets of $3.9 million in connection with these sales. At December 31, 2007 the remaining servicing asset on this portfolio totaled $1.1 million.
Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. Under the terms of the sales program with Fannie Mae, Sovereign retains a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multifamily loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. At December 31, 2007 and 2006, Sovereign serviced $10.9 billion and $8.0 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $206.8 million and $152.3 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $20.4 million at December 31, 2007 and 2006. During the twelve-month periods ended December 31, 2007 and 2006, Sovereign recorded servicing asset amortization related to this servicing asset of $10.7 million and $4.2 million, respectively.
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
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2007 and 2006, Sovereign had $23.5 million and $17.1 million of liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

Notes to Consolidated Financial Statements
Note 9 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2007	2006
Land	$63,268	$72,571
Office buildings	228,583	237,773
Furniture, fixtures, and equipment	376,782	369,265
Leasehold improvements	267,753	235,302
Automobiles and other	13,502	13,677

	949,888	928,588
Less accumulated depreciation	(387,556)	(322,881)

Total premises and equipment	$562,332	$605,707

Included in occupancy and equipment expense for 2007, 2006 and 2005 was depreciation expenses of $88.0 million, $83.4 million and $68.3 million, respectively.
Note 10 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2007	2006
Accrued interest receivable on:
Investment securities	$88,803	$108,657
Loans	261,731	314,244

Total interest receivable	$350,534	$422,901

Notes to Consolidated Financial Statements
Note 11 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2007			2006
	Balance	Percent	Rate	Balance	Percent	Rate
Demand deposit accounts	$6,444,338	13%	—%	$6,577,585	12%	—%
NOW accounts	5,546,280	11	1.02	6,333,667	12	1.24
Wholesale NOW accounts	4,014,284	8	4.37	3,573,861	7	4.97
Customer repurchase agreements	2,754,680	6	3.27	2,206,445	4	4.74
Savings accounts	3,831,636	8	0.68	4,637,346	9	0.65
Money market accounts	10,655,978	21	3.39	8,875,353	17	3.17
Wholesale money market accounts	1,765,715	3	4.50	4,116,417	8	5.51
Certificates of deposit	11,872,400	24	4.59	11,336,147	22	4.45
Wholesale certificates of deposit	3,030,594	6	4.85	4,727,733	9	5.14

Total deposits (1)	$49,915,905	100%	2.97%	$52,384,554	100%	3.14%

(1)	Includes foreign deposits of $1.8 billion and $1.1 billion at December 31, 2007 and December 31, 2006, respectively.
Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
NOW accounts	$61,599	$50,991	$30,896
Wholesale NOW accounts	203,411	215,557	120,046
Customer repurchase agreements	108,137	74,470	26,565
Savings accounts	27,839	29,660	25,347
Money market accounts	347,077	225,166	119,341
Wholesale money market accounts	130,808	137,802	12,013
Certificates of deposit	531,993	405,216	176,135
Wholesale certificates of deposit	216,451	233,335	114,247

Total interest expense on deposits	$1,627,315	$1,372,197	$624,590

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2007 as scheduled to mature contractually (in thousands):

Three months or less	$2,959,680
Over three through six months	1,565,436
Over six through twelve months	607,056
Over twelve months	917,791

Total	$6,049,963

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2007 as scheduled to mature contractually (in thousands):

2008	$13,120,735
2009	927,951
2010	285,301
2011	123,597
2012	173,119
Thereafter	272,291

Total	$14,902,994

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.4 billion and $2.3 billion at December 31, 2007 and December 31, 2006, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2007		2006
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE
Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$76,526	4.12%	$199,671	3.85%
Overnight federal funds purchased	2,720,000	4.22	1,700,000	5.22
Federal Home Loan Bank (FHLB) advances, maturing through February 2016	19,705,438	4.64	19,563,985	4.81
Asset-backed floating rate notes, due April 2013	—	0.00	821,000	5.73
Asset-backed secured financing, due November 2008	—	0.00	1,150,000	2.05
3.500% subordinated debentures, due June 2013	150,000	3.50	143,300	3.66
3.750% subordinated debentures, due April 2014	233,501	4.01	237,456	3.95
5.125% subordinated debentures, due March 2013	468,302	5.47	462,230	5.54
4.375% subordinated debentures, due August 2013	297,010	4.42	296,525	4.43
Holding company borrowings and other debt obligations
Senior revolving credit facility, due August 2008	180,000	5.55	—	0.00
4.80% senior notes, due September 2010	299,152	4.81	298,834	4.82
Floating rate senior notes, due March 2009	199,850	5.42	199,721	5.65
Floating rate senior notes, due March 2010	299,549	5.37	—	0.00
4.900% senior notes, due September 2010	243,976	5.02	241,779	5.07
Junior subordinated debentures due to Capital Trust Entities	1,252,778	7.30	1,535,216	7.65

Total borrowings and other debt obligations	$26,126,082	4.75%	$26,849,717	4.90%

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
Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.23%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If the advances are not called, they will mature on various dates ranging from August 2012 to September 2016.
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
During the first quarter of 2007, Sovereign issued $300 million of 3 year, floating rate senior notes. The floating rate notes bear interest at a rate of 3 month LIBOR plus 23 basis points (adjusted quarterly) and mature on March 23, 2010. The notes are not redeemable at Sovereign’s option nor are they repayable prior to maturity at the option of the holders. The proceeds of the offering were used to for general corporate purposes.
In connection with the balance sheet restructuring, Sovereign redeemed certain asset backed floating rate notes totaling approximately $2.0 billion. In connection with these transactions, Sovereign incurred debt extinguishment charges of $6.8 million in 2007. Additionally, in 2007, Sovereign redeemed $286.1 million of junior subordinated debentures due to Capital Trust Entities incurring debt extinguishment charges of $7.9 million.

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
In connection with the acquisition of Independence, Sovereign assumed $250 million of senior notes and $400 million of subordinated borrowing obligations. The senior notes mature in September 2010 and carry a fixed rate of interest of 4.90%. The $400 million of subordinated notes include $250 million of 3.75% Fixed Rate/ Floating Rate Subordinated Notes Due March 2014 which bear interest at a fixed rate of 3.75% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 1.82%. Beginning on April 1, 2009 Sovereign has the right to redeem these obligations at par plus accrued interest. The subordinated notes also include $150.0 million aggregate principal amount of 3.50% Fixed Rate/ Floating Rate Subordinated Notes Due June 2013. These obligations bear interest at a fixed rate of 3.50% per annum for the first five years, and convert to a floating rate thereafter until maturity based on the US Dollar three-month LIBOR plus 2.06%. Beginning on June 20, 2008 Sovereign has the right to redeem these obligations at par plus accrued interest.
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
Holders may convert each of their PIERS into 1.71 shares of Sovereign common stock: (1) during any calendar quarter if the closing sale price of Sovereign common stock is more than 130% of the effective conversion price per share of Sovereign common stock over a specified measurement period; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the PIERS for such 10-trading-day period was less than 105% of the average conversion value of the PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the PIERS; (3) during any period in which the credit rating assigned to the PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The initial conversion rate of the PIERS was equivalent to a conversion price of approximately $29.21 per share. The PIERS and the junior subordinated debentures have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $0.08 per $50 issue price per PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. An any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Sovereign common stock has exceeded a price per share equal to $37.97, subject to adjustment, for a specified period.
The proceeds from the PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due to Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on their relative fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the PIERS which is March 2, 2034. The effective interest rate of this financing is 6.75% at December 31, 2007.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations (Continued)
Sovereign has an additional $72.8 million of Junior Subordinated debentures due to Capital Trust Entities. These securities have a weighted average interest rate of 8.49% at December 31, 2007 and they are redeemable at the Company’s election beginning July 2006 through March 2010 at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. These securities must be redeemed in the periods between March 2027 through April 2033. Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the Trust Securities.
In November of 2003, Sovereign entered into a $750 million financing transaction with an international bank. Under the terms of the arrangement, assets of Sovereign were transferred to a newly formed foreign consolidated SPE. Since Sovereign has an obligation to repurchase the investment in the SPE made by the international bank, the transaction is treated as a borrowing and as such both the assets transferred to the SPE and the related floating rate borrowing are reflected on Sovereign’s consolidated balance sheet. This debt bears interest at one-month LIBOR plus 0.50% (50 basis points) minus an adjustable spread which was approximately 3.8%. This financing arrangement will expire no later than November 2008 and may be terminated prior to that time with 30 days notice by either party. In December 2004, Sovereign entered into an additional $400 million financing transaction with the same international bank under substantially the same terms as the $750 million November 2003 transaction. This debt bears interest at one-month LIBOR plus 0.25% (25 basis points) minus a fixed spread of approximately 3.50% and will expire not later than November 2008 and may be terminated prior to that time with 30 days notice by either party. The international bank can provide these funds to the Company under the above terms because of collateral levels that Sovereign must maintain as well as certain tax benefits the international bank receives as the result of entering into this financing transaction. During 2007, Sovereign repaid these obligations and incurred a debt extinguishment charge of $2.6 million.
The senior credit facility with Bank of Scotland consists of two $200 million, 364-day revolving lines of credit at the holding company. The revolving line provides $200 million and $200 million of capacity through February 2008 and August 2008, respectively. Sovereign had $180 million outstanding under the revolving line at December 31, 2007. The senior credit facility subjects Sovereign to a number of affirmative and negative covenants. Sovereign was in compliance with these covenants at December 31, 2007 and 2006.
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
In November 2001, Sovereign Bank accessed the liquidity of international markets and transferred $957 million of indirect automobile loans to special purpose entities (SPEs) in return for proceeds from the issuance to outside investors of $821 million of asset-backed floating rate notes and $64 million of equity interests. The $821 million of floating rate notes had an interest rate of LIBOR plus .38% and was accounted for as a financing under SFAS No. 140, “Transfers of Financial Assets and Liabilities”. During 2007, Sovereign repaid these obligations and incurred a debt extinguishment charge of $4.2 million.
The following table sets forth the maturities of Sovereign’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2007 (in thousands):

2008	$16,544,799
2009	656,850
2010	1,782,677
2011	45,000
2012	500,165
Thereafter	6,596,591

Total	$26,126,082

Note 13 — Minority Interests
Minority interests represent the net assets and earnings attributable to the equity of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in and other minority interest expense and equity method investments on the Consolidated Statements of Operations.
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

Notes to Consolidated Financial Statements
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
Sovereign maintains an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2007, 2006 and 2005 was immaterial.
The Company has an active shelf registration statement of debt and equity instruments on file with the SEC for future issuance of debt securities; preferred stock; depository shares; common stock; warrants; stock purchase contracts; and stock purchase units. The Company may offer and sell these securities from time to time and the securities will be offered at prices and on terms to be determined by market conditions at the time of offering. Sovereign has approximately $1.8 billion of availability remaining under this shelf registration at December 31, 2007.
Retained earnings at December 31, 2007 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.
Sovereign’s debt agreements impose certain limitations on dividends, other payments and transactions and we are currently in compliance with these limitations.
At December 31, 2007, Sovereign had 41.3 million capital shares reserved for future issuance, which includes shares issuable upon the exercise of the warrants related to the PIERS financing, shares issuable for unexercised stock options, and employee stock purchase plans.
During 2007, Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP). The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. Sovereign recorded a non-deductible, non-cash charge of $40.1 million during 2007 based on the value of its common stock on the date that the ESOP was repaid.
Sovereign paid dividends to common stockholders of $153.2 million, $126.1 million and $61.0 million in 2007, 2006, and 2005, respectively. However, in January 2008 Sovereign’s Board of Directors elected to eliminate Sovereign’s common stock dividend in order to accelerate capital growth of the Company. The Board of Directors will review whether to reinstate the common stock dividend in future periods.
Note 15 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2007 and 2006, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to Sovereign or its affiliates during the years ended December 31, 2007 and 2006 were $240 million and $600 million, respectively.

Notes to Consolidated Financial Statements
Note 15 — Regulatory Matters (Continued)
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2007 and 2006:

	REGULATORY CAPITAL (IN THOUSANDS)
		Tier 1	Tier 1	Total
	Tangible	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To	Capital To
	Tangible	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets	Assets
Sovereign Bank at December 31, 2007:
Regulatory capital	$5,289,889	$5,289,889	$5,030,620	$6,939,602
Minimum capital requirement(1)	1,618,593	3,237,187	2,668,712	5,337,424

Excess	$3,671,296	$2,052,702	$2,361,908	$1,602,178

Capital ratio	6.54%	6.54%	7.54%	10.40%

Sovereign Bank at December 31, 2006:
Regulatory capital	$5,224,710	$5,224,710	$5,023,535	$6,726,462
Minimum capital requirement(1)	1,679,397	3,358,794	2,671,247	5,342,494

Excess	$3,545,313	$1,865,916	$2,352,288	$1,383,968

Capital ratio	6.22%	6.22%	7.52%	10.07%

(1)	As defined by OTS Regulations.
     The Sovereign Bank capital ratios at December 31, 2007 have increased from December 31, 2006 levels due to growth in tangible capital during the period, driven by tangible earnings growth and reductions in tangible assets. However, these ratios were negativity impacted 19 basis points to 30 basis points at December 31, 2007 due to a need to hold $4 billion of investments and cash deposits in order to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). As previously discussed, HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate; however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at December 31, 2007 and funded this increase through an increase in short-term borrowings. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.

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
The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2007, 2006 and 2005 and stock options exercisable at the end of each of those years. Price per share and share counts have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.

	Shares	Price per share
Options outstanding December 31, 2004 (9,224,607 exercisable)	13,833,308	$2.95-21.88
Acquired in conjunction with business acquisitions	3,214,440	$4.62-18.98
Granted	782,636	$19.40-22.95
Exercised	(2,682,698)	$2.95-19.29
Forfeited	(280,761)	$5.34-22.32
Expired	(26,116)	$5.39-21.64

Options outstanding December 31, 2005 (10,249,285 exercisable)	14,840,809	$2.95-22.95
Granted	1,878,225	$19.98-25.77
Exercised	(1,615,277)	$2.95-17.05
Forfeited	(319,754)	$6.67-22.95
Expired	(16,293)	$6.39-17.05

Options outstanding December 31, 2006 (9,111,666 exercisable)	14,767,710	$2.95-25.77
Granted	115,077	$17.62-25.76
Exercised	(2,466,307)	$2.95-22.32
Forfeited	(356,235)	$6.67-25.77
Expired	(143,847)	$6.40-22.32

Options outstanding December 31, 2007 (7,075,060 exercisable)	11,916,398	$2.95-25.77

The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006, and 2005 was $6.24, $6.42 and $7.52, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $28.6 million, $19.1 million and $31.1 million, respectively.
The following table summarizes Sovereign’s stock options outstanding at December 31, 2007:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price
$2.95 - 4.34	29,604	$3.57	2.16	29,604	$3.57
$5.29 - 7.36	1,011,580	6.60	2.10	1,011,580	6.60
$7.44 - 10.30	2,182,039	8.73	3.20	2,182,039	8.73
$10.78 - 14.76	5,542,531	12.20	4.01	3,290,896	12.01
$15.10 - 21.10	1,844,309	19.58	7.25	394,737	17.91
$21.21 - 25.77	1,306,335	22.14	6.98	166,204	21.94

Total	11,916,398	$13.30	4.52	7,075,060	$10.75

Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2007, 2006, and 2005, was $26.3 million, $20.6 million and $26.1 million, respectively. The tax deductions from option exercises of the share-based payment arrangements totaled $24.1 million, $16.5 million and $15.4 million, respectively for the years ended December 31, 2007, 2006 and 2005. At December 31, 2007, Sovereign had $9.2 million of unrecognized compensation cost related to employee stock option awards that will be recognized over a weighted average period of 1.3 years.

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (Continued)
From September 2005 through February 2007, Sovereign issued treasury shares to satisfy option exercises, and as such, has issued approximately 1.1 million treasury shares in 2007 at a weighted average cost of $21.00, 1.6 million treasury shares in 2006 at a weighted average cost of $21.64, and 0.5 million of treasury shares in 2005 at a weighted average cost of $21.05. Subsequent to February 2007, Sovereign issued new authorized shares to satisfy option exercises. Additionally, the Company repurchased approximately 175,000 shares at an average cost of $24.75 during 2007, 249,000 shares at an average cost of $21.24 during 2006 and 344,000 shares of vested restricted stock at an average price of $21.57 during 2005.
The table below summarizes the changes in Sovereign’s non-vested restricted stock during the past year.

	Shares	Weighted average
	(in thousands)	grant date fair value
Total non-vested restricted stock at December 31, 2006	2,460,575	$21.26
Restricted stock granted in 2007	1,528,130	25.14
Vested restricted stock in 2007	(471,248)	21.34
Non-vested shares forfeited during 2007	(250,080)	22.20

Total non-vested restricted stock at December 31, 2007	3,267,377	$22.99

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with these amounts totaled $19.2 million, $13.1 million and $12.5 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $44.7 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value of restricted stock granted in 2007, 2006 and 2005 was $25.14 per share, $20.16 per share and $22.32 per share, respectively.
Note 17 — Employee Benefit Plans
In the first quarter of 2007, Sovereign’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (“ESOP”). The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. Sovereign recorded a non-deductible non-cash charge of $40.1 million in connection with this action based on the value of its common stock on the final price of Sovereign’s common stock on the date that the ESOP was repaid.
Substantially all employees of Sovereign are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of six months service and attaining age 21. Effective January 31, 2008, Sovereign employees are eligible to participate in the 401(k) portion of the Retirement Plan following 30 days of employment. Additionally, there is no longer an age requirement to join the 401(k) portion of the Retirement Plan. Sovereign recognized expense for contributions to the 401(k) portion of the Retirement Plan of $15.5 million, $12.9 million and $10.8 million during 2007, 2006 and 2005, respectively. Employees can contribute up to 100% of their compensation to the 401(k) portion of the Retirement Plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% to 5% in the form of Sovereign common stock. Participants may transfer the matching contribution to other investment vehicles available under the 401(k) portion of the Retirement Plan.
Sovereign maintains a bonus deferral plan for selected management and executive employees. This plan allows employees to defer 25% to 50% of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions of 100% are made by Sovereign into the trust and are also invested in Sovereign common stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Benefits vest after 5 years or earlier in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined. Voluntary termination or termination for cause (as defined) generally results in forfeiture of the unvested balance including employee deferrals. Expense is recognized over the vesting period of 5 years or to the employee’s retirement date, whichever is shorter. Sovereign recognized as expense $1.4 million, $2.8 million, and $5.8 million for these plans in 2007, 2006 and 2005, respectively. Effective for compensation earned after January 1, 2007, Sovereign terminated future deferrals into this plan as part of a cost savings initiative. However, prior year contributions will continue to vest and be expensed over the applicable vesting period.
Sovereign sponsors a supplemental executive retirement plan (“SERP”) for its Chief Executive Officer and certain retired executives of Sovereign. Sovereign’s benefit obligation related to its SERP plan was $38.5 million and $63.4 million at December 31, 2007 and 2006, respectively. The primary reason for the decline in our SERP obligations from the prior year is due to a one time payment of $19.6 million to our former CEO who resigned in 2006. Additionally, Sovereign is required to pay $0.5 million per year for life to another recently retired executive officer who resigned in December 2006.
Sovereign’s benefit obligation related to its post-employment plans was $12.9 million and $14.0 million at December 31, 2007 and 2006, respectively. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on our balance sheet.

Notes to Consolidated Financial Statements
Note 17 — Employee Benefit Plans (Continued)
Sovereign also acquired a pension plan from its acquisition of Independence which has a measurement date of December 1 and has an asset of $8.9 million at December 31, 2007 representing the excess of the pension plans assets of $89.9 million over the plans projected benefit obligation of $81.0 million compared to an asset of $4.1 million at December 31, 2006 representing the excess of the pension plans assets of $88.2 million over the plans projected benefit obligation of $84.1 million. Sovereign does not expect any plan assets to be returned to us in 2008, nor do we expect to contribute any amounts to this plan in 2008. The following tables summarizes the benefit obligation, change in plan assets and components of net periodic pension expense for the plan as of December 31, 2007 and 2006 (in thousands):

	Year ended December 31,
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$84,067	$82,822
Service cost	830	1,557
Interest cost	4,569	4,573
Actuarial gain	(2,035)	(919)
Annuity payments	(4,154)	(3,567)
Settlements	(45)	(400)
Curtailments	(2,238)	—

Projected benefit obligation at year end	$80,994	$84,066

Change in plan assets:
Fair value at beginning of year	$88,190	$81,815
Actual return on plan assets	5,894	10,342
Employer contributions	—	—
Annuity payments	(4,154)	(3,567)
Settlements	(45)	(400)

Fair value at year end	$89,885	$88,190

Components of net periodic pension expense:
Service cost	$830	$1,557
Interest cost	4,569	4,573
Expected Return on plan assets	(7,889)	(7,287)
Amortization of prior period service benefit	—	(345)
Amortization of unrecognized actuarial loss	—	527

Net periodic pension expense	$(2,490)	$(975)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2007 and 2006 were:

	2007	2006
Discount rate	5.75%	5.50%
Expected long-term return on plan assets	9.00%	9.00%
Salary increase rate	3.00%	3.00%
     The following table sets forth the expected benefit payments to be paid in future years:

2008	$4,353
2009	4,380
2010	4,429
2011	4,545
2012	4,733
2013 to 2017	26,098

Total	$48,538

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

Notes to Consolidated Financial Statements
Note 17 — Employee Benefit Plans (Continued)
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
Included in accumulated other comprehensive income at December 31, 2007 and 2006 are the following amounts that had not yet been recognized in net periodic pension cost: unrecognized prior service costs of $1.8 million and $2.3 million; and unrecognized actuarial losses of $2.4 million and $3.8 million. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2008 are $0.5 million and $0, respectively.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes
The (benefit)/provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Current:
Foreign (1)	$22,929	$87,593	$79,812
Federal	83,194	16,844	58,379
State	4,992	4,195	8,756

	111,115	108,632	146,947

Deferred:
Federal	(171,565)	(226,432)	69,013
State	—	—	—

Total income tax (benefit)/expense	$(60,450)	$(117,800)	$215,960

(1)	Current foreign income tax expense in 2007, 2006 and 2005 relates to interest income on assets that Sovereign transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that Sovereign has with an international bank. Foreign taxes paid on this income are credited against United States income taxes for federal income tax purposes. See Note 12 for further discussion.
The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Federal income tax at statutory rate	(35.0)%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Tax-exempt income	(4.2)	(293.4)	(4.1)
Bank owned life insurance	(2.1)	(122.6)	(1.8)
State income taxes, net of federal tax benefit	0.2	16.5	0.7
Credit for synthetic fuels	(1.2)	(94.1)	(3.2)
Low income housing credits	(2.8)	(189.5)	(3.2)
Goodwill impairment charge	39.1	—	—
Other	1.7	32.3	0.8

Effective tax rate	(4.3)%	(615.8)%	24.2%

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (Continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$256,369	$167,502
Unrealized loss on available for sale portfolio	82,517	—
Unrealized loss on derivatives	73,196	7,677
Net operating loss carry forwards	592	708
Non-solicitation payments	58,206	65,967
Employee benefits	51,831	53,010
General Business credit carry forwards	92,727	77,228
Foreign tax credit carry forwards	50,417	39,131
Broker commissions paid on originated mortgage loans	34,653	37,026
Loss on loans held for sale	—	91,688
Capital loss on loans sold	129,123	—
Deferred interest expense	50,483	35,700
Other	201,835	162,466

Total gross deferred tax assets	1,081,949	738,103

Deferred tax liabilities:
Purchase accounting adjustments	62,443	113,977
Deferred income	25,397	44,046
Originated mortgage servicing rights	55,277	38,959
Unrealized gain on available for sale portfolio	—	20,756
Depreciation and amortization	101,812	65,849
Other	120,136	83,672

Total gross deferred tax liabilities	365,065	367,259

Net deferred tax asset	$716,884	$370,844

As discussed in Note 4, Sovereign incurred a non-deductible goodwill charge of $1.6 billion in 2007 which caused us to be in a cumulative pre-tax loss position for the past three years. Absent the goodwill charge in 2007, Sovereign would have recorded pre-tax earnings of $168 million in 2007 and Sovereign had pre-tax earnings in both 2006 and 2005. We considered this cumulative loss for book purposes and concluded that our deferred tax assets were more likely than not to be realized and accordingly no valuation allowance was required due to the fact that our goodwill impairment charge is not anticipated to impact future earning levels to a point that would call into question the realizability of our deferred tax assets.
At December 31, 2007, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $73.9 million. Of this amount, approximately $10.6 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $63.3 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at January 1, 2007	$81,542
Additions based on tax positions related to the current year	9,196
Adjustments related to unrecognized tax benefits associated with business combinations	(140)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,137)

Gross unrecognized tax benefits at December 31, 2007	87,461
Less: Federal, state and local income tax benefits	(13,609)

Net unrecognized tax benefits at December 31, 2007	73,852
Less: Unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized	(10,568)

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of December 31, 2007	$63,284

     Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During 2007, 2006 and 2005, Sovereign recognized approximately $2.8 million, $1.7 million and $0.8 million, respectively, in interest and penalties. Included in gross unrecognized tax benefits at December 31, 2007 was approximately $7.2 million for the payment of interest and penalties at December 31, 2007.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (Continued)
At December 31, 2007, the Company has net operating loss carry forwards of $0.6 million, net of tax, which may be offset against future taxable income. If not utilized in future years, it would expire in 2013. Sovereign also has tax credit carry-forwards of $92.7 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $33.8 million will expire in December 2026 and the remaining $58.9 million will expire in December 2027. Sovereign also has foreign tax credit carry-forwards of $50.4 million, net of tax, which may be offset against future taxable income. If not utilized in future years, it will expire in December 2016. The Company also has capital loss carryforwards of $368.9 million, net of tax, which will expire in 2012. The Company has concluded that it is more likely than not that all of the deferred tax assets related to these items will be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).
Sovereign is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign accrued an additional $87.6 million and $22.9 million, respectively of foreign taxes from this financing transaction and claimed a corresponding foreign tax credit. It is possible that the IRS may challenge the Company’s ability to claim these foreign tax credits and could disallow the credits and assess interest and penalties related for this transaction. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $56.9 million adequately provides for any liabilities to the IRS related to foreign tax credits and other tax assessments. However, the completion of the IRS review and their conclusion on Sovereign’s tax positions included in the tax returns for 2002 through 2005 could result in an adjustment to the tax balances and reserves that have been recorded and may materially affect Sovereign’s income tax provision in future periods.
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
The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2007	2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,998,851	$18,042,931
Standby letters of credit	2,980,472	3,788,018
Loans sold with recourse	269,396	220,724
Forward buy commitments	762,499	597,202
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Sovereign evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral required is based on management’s evaluation of the credit of the counterparty. Collateral usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.
Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.6 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2007 was $3.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.4 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans and multifamily loans. These are seasoned loans and historical loss experience has been minimal.

Notes to Consolidated Financial Statements
Note 19 — Commitments and Contingencies (Continued)
Sovereign’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for our customers.
Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 3 to 10 years for transactions outstanding as of December 31, 2007. Sovereign estimates the maximum undiscounted exposure on these agreements at $35.5 million and the total carrying value of liabilities associated with these commitments was $0.6 million at December 31, 2007.
Litigation. Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.
Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of sublease income, at December 31, 2007, are summarized as follows (in thousands):

	AT DECEMBER 31, 2007
	Future Minimum
	Lease	Sublease	Net
	Payments	Income	Payments
2008	$98,767	$(12,224)	$86,543
2009	91,785	(9,627)	82,158
2010	84,320	(8,529)	75,791
2011	78,390	(7,830)	70,560
2012	78,767	(6,571)	72,196
Thereafter	383,675	(10,150)	373,525

Total	$815,704	$(54,931)	$760,773

Sovereign recorded rental expenses of $117.7 million, $105.5 million and $89.8 million, net of $17.5 million, $16.9 million and $14.0 million of sublease income, in 2007, 2006, and 2005, respectively.

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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2007		2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$3,130,770	$3,130,770	$1,804,117	$1,804,117
Investment securities:
Available for sale	13,941,847	13,941,847	13,874,628	13,874,628
Other investments	1,200,545	1,200,545	1,003,012	1,003,012
Loans held for investment, net	56,522,575	57,215,194	54,505,645	54,364,599
Loans held for sale	547,760	547,760	7,611,921	7,611,921
Mortgage servicing rights	162,623	172,917	139,669	145,339
Mortgage banking forward commitments	(4,711)	(4,711)	304	304
Mortgage interest rate lock commitments	2,085	2,085	(11)	(11)
Financial Liabilities:
Deposits	49,915,905	48,779,402	52,384,554	50,288,880
Borrowings and other debt obligations	26,126,082	26,508,385	26,849,717	27,410,954
Interest rate derivative instruments	179,658	179,658	19,173	19,173
Precious metal forward settlement arrangements	(34,234)	(34,234)	12,039	12,039
Precious metal forward sale agreements	35,247	35,247	(11,763)	(11,763)
Unrecognized Financial Instruments:(1)
Commitments to extend credit	166,226	166,093	149,645	149,525

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.
Investment securities available for sale. The fair value of investment securities available for sale are based on a third party pricing service which utilizes matrix pricing on securities who actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, (primarily our collateralized debt obligations and our preferred stock in FNMA and FHLMC) fair value is obtained from third party broker quotes. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2007 and 2006, respectively, hedge ineffectiveness of $0.9 million and $1.8 million was recorded as a reduction to miscellaneous general and administrative expense associated with fair value hedges.
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
Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2007 and 2006, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the first quarter of 2007, Sovereign terminated $3.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $3.2 billion of borrowings, resulting in a net after-tax gain of $1.6 million. The gain will continue to be deferred in accumulated other comprehensive income (AOCI) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments originally hedged will not occur, in which case the losses in AOCI will be recognized immediately. Sovereign has $28.9 million of deferred after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2007, Sovereign expects approximately $87.8 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 24 for further detail of the amounts included in accumulated other comprehensive income.
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
Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2007 and 2006 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2007
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$925,000	$413	$2,220	4.29%	4.87%	0.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	214,548	5.02%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$9,025,000	$413	$216,768	4.94%	5.12%	2.1

December 31, 2006
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$1,344,000	$—	$22,806	4.16%	5.25%	1.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,500,000	19,174	45,842	5.37%	5.09%	2.4

Total derivatives used in SFAS 133 hedging relationships	$9,844,000	$19,174	$68,648	5.20%	5.11%	2.3

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
Summary information regarding other derivative activities at December 31, 2007 and December 31, 2006 follows (in thousands):

	AT DECEMBER 31,
	2007	2006
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(4,711)	$304
Interest rate lock commitments	2,085	(11)

Total mortgage banking risk management	(2,626)	293

Swaps receive fixed	134,764	2,380
Swaps pay fixed	(100,713)	26,431
Market value hedge	740	1,490

Net Customer related swaps	34,791	30,301
Precious metals forward sale agreements	(35,247)	(11,763)
Precious metals forward arrangements	34,234	12,039
Foreign exchange	1,906	(89)

Total activity	$33,058	$30,781

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (Continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended, December 31, 2007:

	Balance Sheet Effect	Income Statement Effect For
	at	The Twelve Months Ended
Derivative Activity	December 31, 2007	December 31, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $1.8 million and an increase to other assets and other liabilities of $0.4 million and $2.2 million, respectively.	Resulted in a decrease of net interest income of $10.5 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $214.5 million and $75.1 million, respectively and a decrease to stockholders’ equity of $139.5 million.	Resulted in an increase in net interest income of $19.0 million.

Forward commitments to sell loans	Increase to other liabilities of $4.7 million.	Decrease to mortgage banking revenues of $5.0 million.

Interest rate lock commitments	Increase to mortgage loans of $2.1 million.	Increase to mortgage banking revenues of $2.1 million.

Net customer related hedges	Increase to other assets of $34.8 million.	Decrease in capital markets revenue of $7.3 million.

Forward commitments to sell precious metals inventory	Increase to other liabilities of $1.0 million.	Decrease to commercial banking revenues of $1.3 million.

Foreign Exchange	Increase to other assets of $1.9 million.	Increase in commercial banking revenue of $1.7 million.

The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended December 31, 2006:

	Balance Sheet Effect	Income Statement Effect For
	at	The Twelve Months Ended
Derivative Activity	December 31, 2006	December 31, 2006
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $22.8 million and an increase to other liabilities of $22.8 million.	Resulted in a decrease of net interest income of $18.2 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increase to other assets, other liabilities, and a decrease to deferred taxes of $19.2 million, $45.8 million, and $9.3 million, respectively, and a decrease to stockholders’ equity of $17.3 million.	Resulted in an increase in net interest income of $29.6 million.

Forward commitments to sell loans	Increase to other assets of $0.3 million.	Increase to mortgage banking revenues of $0.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $11 thousand.	Decrease to mortgage banking revenues of $0.5 million.

Net customer related hedges	Increase to other assets of $30.3 million.	Increase in capital markets revenue of $7.9 million.

Forward commitments to sell precious metals inventory	Increase to other assets of $0.3 million.	Increase to commercial banking revenues of $1.8 million.

Foreign Exchange	Increase to other liabilities of $90 thousand.	Decrease in commercial banking revenue of $0.8 million.
Net interest income resulting from interest rate exchange agreements included $433.0 million of income and $445.2 million of expense for 2007, $356.9 million of income and $367.6 million of expense for 2006, and $123.5 million of income and $132.8 million of expense for 2005.

Notes to Consolidated Financial Statements
Note 22 — Interests that Continue to be Held by Sovereign in Asset Securitizations
During the second quarter of 2007, Sovereign executed a commercial mortgage backed securitization which consisted of approximately $687.7 million of multi-family loans and $327.0 million of commercial real estate loans. Sovereign retained certain subordinated certificates issued in connection with the securitization which were valued in the market place at approximately $15.6 million as well as certain servicing responsibilities for the assets that were sold. In connection with this transaction, Sovereign recorded a pretax gain of $10.5 million in 2007, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests based on their relative fair values at the sale date. The value of the retained subordinated certificates is subject to credit and prepayment risk. In accordance with SFAS No. 140, the subordinated certificates are classified in investments available for sale on our Consolidated Balance Sheet. The investors have no recourse to the Company’s other assets, other than the retained subordinated certificates, to serve as additional collateral to protect their interests in the securitization.
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
The types of assets underlying securitizations for which Sovereign owns and continues to own a retained interest and the related balances and delinquencies at December 31, 2007 and 2006, and the net credit losses for the year ended December 31, 2007 and 2006, are as follows (in thousands):

	2007
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses
Mortgage Loans	$13,397,822	$130,101	$7,498
Home Equity Loans and Lines of Credit	6,300,558	88,848	11,063
Commercial Real Estate and Multi-family Loans	17,526,885	57,623	15,540
Automotive Floor Plan Loans	1,255,729	—	335

Total Owned and Securitized	$38,480,994	$276,572	$34,436

Less:
Securitized Mortgage Loans	56,629	638	30
Securitized Home Equity Loans	103,410	15,764	2,915
Securitized Commercial Real Estate and Multi-family Loans	973,601	—	—
Securitized Automotive Floor Plan Loans	855,000	—	335

Total Securitized Loans	1,988,640	16,402	3,280

Net Loans	$36,492,354	$260,170	$31,156

	2006
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses
Mortgage Loans	$17,480,841	$101,448	$8,782
Home Equity Loans and Lines of Credit	9,574,735	125,253	448,526	(1)
Automotive Floor Plan Loans	1,389,164	—	—

Total Owned and Securitized	$28,444,740	$226,701	$457,308

Less:
Securitized Mortgage Loans	76,111	383	17
Securitized Home Equity Loans	131,175	14,907	3,322
Securitized Automotive Floor Plan Loans	855,000	—	—

Total Securitized Loans	1,062,286	15,290	3,339

Net Loans	$27,382,454	$211,411	$453,969

(1)	Includes previously mentioned charge of $382.5 million related to correspondent home equity loans classified as held for sale at December 31, 2006.

Notes to Consolidated Financial Statements
Note 22 — Interests that Continue to be Held by Sovereign in Asset Securitizations (Continued)
The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

	AT DECEMBER 31, 2007
	Commercial Real Estate	Automotive
	and Multi-family Loans	Floor Plan
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$6,369
Subordinated interest retained	11,238	43,996
Interest only strips	—	1,010
Cash reserve	—	4,381

Total Retained Interests and Servicing Rights	$11,238	$55,756

Key Economic Assumptions:
Weighted average life (in years)	9.47	0.33
Expected credit losses	.05%	0.25%
Residual cash flows discount rate	17.00%	8.00%
The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2007	2006
Proceeds from collections reinvested in revolving-period securitizations	$5,443,600	$5,803,535
Servicing fees received	9,844	11,320
Other cash flows received on retained interests	17,863	27,410
Purchases of delinquent or foreclosed assets	—	—

Notes to Consolidated Financial Statements
Note 22 — Interests that Continue to be Held by Sovereign in Asset Securitizations (Continued)
At December 31, 2007 and 2006, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

		Home Equity		Commercial
		Loans &	Auto	Loans
	Mortgage	Lines of	Floor	Secured by
	Loans	Credit	Plan Loans	Real Estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$—	$6,369	$—	$6,369
Subordinated interest retained	14,376	—	43,996	11,238	69,610
Servicing rights	532	203	—	—	735
Interest only strips	—	6,690	1,010	—	7,700
Cash reserve	—	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$14,908	$6,893	$55,756	$11,238	$88,795

As of December 31, 2007
Weighted-average life (in yrs)	0.20	1.54	0.33	9.47
Prepayment speed assumption (annual rate)
As of December 31, 2007	40%	17%	49%	10%
As of December 31, 2006	40%	19%	46%	N/A
As of the date of the securitization	40%	22%	50%	10%
Impact on fair value of 10% adverse change	$—	$(175)	$(5)	$—
Impact on fair value of 20% adverse change	$—	$(265)	$(38)	$—

Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of December 31, 2007	.12%	5.25%	.25%	.50%
As of December 31, 2006	.12%	1.95%	.25%	N/A
As of the date of the securitization	.12%	0.75%	.25%	.50%
Impact on fair value of 10% adverse change	$(1)	$(355)	$(37)	$(118)
Impact on fair value of 20% adverse change	$(2)	$(364)	$(75)	$(235)

Residual cash flows discount rate (annual)
As of December 31, 2007	9%	12%	8%	17%
As of December 31, 2006	9%	12%	8%	N/A
As of the date of the securitization	9%	12%	8%	12%
Impact on fair value of 10% adverse change	$(1)	$(210)	$(94)	$(200)
Impact on fair value of 20% adverse change	$(3)	$(254)	$(188)	$(394)
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
Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $160.4 million at December 31, 2007 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $33.3 million at December 31, 2007. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 23 — (Loss)/Earnings Per Share
The following table presents the computation of (loss)/earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Calculation of (loss)/income for EPS:
Net (Loss)/Income as reported and for basic EPS	$(1,349,262)	$136,911	$676,160
Less preferred dividend	14,600	7,908	—

Net (loss)/income available to common stockholders	(1,363,862)	129,003	676,160
Contingently convertible trust preferred interest expense, net of tax	—	—	25,427

Net (loss)/income for diluted EPS available to common stockholders	$(1,363,862)	$129,003	$701,587

Calculation of shares:
Weighted average basic shares	478,726	433,908	381,838
Dilutive effect of:
Warrants	—	—	—
Stock-based compensation	—	—	6,761
Warrants on contingently convertible debt	—	—	27,397

Weighted average fully diluted shares	478,726	433,908	415,996

(Loss)/Earnings per share (1):
Basic	$(2.85)	$0.30	$1.77
Diluted	$(2.85)	$0.30	$1.69
At December 31, 2007 and 2006, Sovereign excluded the after-tax add back of the contingently convertible trust preferred interest expense and the conversion of warrants and equity awards since the result would have been anti-dilutive.

(1)	Prior period earnings per share have been restated to reflect the 5% stock dividend paid to shareholders of record on June 15, 2006.
Note 24 — Comprehensive (Loss)/Income
The following table presents the components of comprehensive (loss)/income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Net (loss)/income	$(1,349,262)	$136,911	$676,160

Net unrealized gain/(loss) on derivative instruments for the period	(121,056)	(29,403)	12,105
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(306,413)	(7,633)	(79,249)
Add unrealized loss resulting from HTM to AFS reclass, net of tax	—	(25,625)	—
Less reclassification adjustments:
Derivative instruments	(9,556)	(12,049)	(12,051)
Pension plans	(1,908)	—	—
Investments available for sale	(114,618)	(202,775)	7,613

Net unrealized gain/(loss) recognized in other comprehensive income	(301,387)	152,163	(62,706)

Comprehensive (loss)/income	$(1,650,649)	$289,074	$613,454

Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $153.5 million, net accumulated losses on unfunded pension liabilities of $4.2 million and net accumulated losses on derivatives of $168.4 million at December 31, 2007, compared to net unrealized gains on securities of $38.3 million, net accumulated losses on unfunded pension liabilities of $6.1 million and net accumulated losses on derivatives of $56.9 million at December 31, 2006.

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information
Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2007	2006
Assets
Cash and due from banks	$11,504	$16,526
Available for sale investment securities	46,998	55,426
Loans to non-bank subsidiaries	276,963	—
Investment in subsidiaries:
Bank subsidiary	5,316,751	6,833,626
Non-bank subsidiaries	3,473,494	3,707,705
Other assets	292,074	304,711

Total Assets	$9,417,784	$10,917,994

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$2,231,152	$2,033,664
Borrowings from non-bank subsidiaries	91,669	118,034
Other liabilities	102,638	121,897

Total liabilities	2,425,459	2,273,595

Stockholders’ Equity	6,992,325	8,644,399

Total Liabilities and Stockholders’ Equity	$9,417,784	$10,917,994

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Dividends from Bank subsidiary	$194,018	$600,000	$750,000
Dividends from non-bank subsidiaries	7,664	57,896	—
Interest income	18,874	12,240	6,375
Other income	567	259	139

Total income	221,123	670,395	756,514

Interest expense	158,366	145,264	99,675
Other expense	50,637	92,010	50,205

Total expense	209,003	237,274	149,880

Income/(loss) before income taxes and equity in earnings of subsidiaries	12,120	433,121	606,634
Income tax benefit	(89,247)	(98,073)	(83,674)

Income before equity in earnings of subsidiaries	101,367	531,194	690,308
Dividends in excess of current year earnings:
Bank subsidiary	(1,434,026)	(363,473)	(22,647)
Non-bank subsidiaries	(16,603)	(30,810)	—
Equity in undistributed earnings/(loss) of:
Bank subsidiary	—	—	—
Non-bank subsidiaries	—	—	8,499

Net (loss)/income	$(1,349,262)	$136,911	$676,160

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information (Continued)
STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income/(loss)	$(1,349,262)	$136,911	$676,160
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	—	—	—
Non-bank subsidiaries	—	—	(8,499)
Dividends in excess of current year earnings:
Bank subsidiary	1,434,026	363,473	22,647
Non-bank subsidiaries	16,603	30,810	—
Loss on retirement borrowings and other debt obligations	7,561	—	—
Loss on economic hedges	—	11,387	—
Stock based compensation expense	28,011	35,475	30,404
Allocation of Employee Stock Ownership Plan	40,119	2,377	2,311
Other, net	19,826	(28,454)	(42,251)

Net cash provided by operating activities	196,884	551,979	680,772

Cash Flows from Investing Activities:
Net capital returned from/ (contributed to) subsidiaries	(930)	212,545	(965,808)
Net increase in loans to subsidiaries	(276,963)	—	—
Net cash (paid) received from acquisitions	—	(3,595,673)	280,210
Net purchases and sales of investment securities	—	—	1,096

Net cash used in investing activities	(277,893)	(3,383,128)	(684,502)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(377,637)	(400,000)	(350,000)
Net proceeds received from senior notes and senior credit facility	580,000	725,000	797,805
Net change in borrowings from non-bank subsidiaries	(26,365)	(131)	3,196
Sale (acquisition) of treasury stock	5,624	400,612	(470,215)
Cash dividends paid to preferred stockholders	(14,600)	(7,908)	—
Cash dividends paid to common stockholders	(153,236)	(126,105)	(61,017)
Sale of unallocated ESOP shares	26,574	—	—
Net proceeds from the issuance of preferred stock	—	195,445	—
Net proceeds from issuance of common stock	35,627	2,043,009	33,383

Net cash provided by/(used in) financing activities	75,987	2,829,922	(46,848)

Decrease in cash and cash equivalents	(5,022)	(1,227)	(50,578)
Cash and cash equivalents at beginning of period	16,526	17,753	68,331

Cash and cash equivalents at end of period	$11,504	$16,526	$17,753

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information
The Company’s segments are focused principally around the customers Sovereign serves and the geographies in which those customers are located. The Mid-Atlantic Banking Division is comprised of our branch locations in Pennsylvania and Maryland. The New England Banking Division is comprised of our branch locations in Massachusetts, Rhode Island, Connecticut and New Hampshire. The Metro New York Banking Division is comprised of our branch locations in New York and New Jersey. All areas offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. The Shared Services Consumer segment is primarily comprised of our mortgage banking group, our correspondent home equity business, and our indirect automobile group. The Shared Services Commercial segment provides cash management and capital markets services to Sovereign customers, as well as asset backed lending products, commercial real estate loans, automobile dealer floor plan loans, leases to commercial customers, and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets, merger-related and integration charges and certain unallocated corporate income and expenses.
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
The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2007
			Metro New
	Mid-Atlantic	New England	York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$305,771	$630,419	$568,570	$317,019	$263,189	$(220,946)	$1,864,022
Fees and other income	83,704	169,718	139,622	(79,274)	119,318	97,663	530,751
Provision for credit losses	31,650	30,162	37,650	233,449	74,781	—	407,692
General and administrative expenses	283,146	477,489	435,278	111,569	149,384	(111,028)	1,345,838
Depreciation/Amortization	10,319	15,924	28,656	41,576	8,616	161,624	266,715
Income (loss) before income taxes	74,680	292,486	(707,500)	(761,774)	158,000	(465,604)	(1,409,712)
Intersegment revenues (expense) (1)	188,528	680,092	275,957	(1,081,178)	(594,834)	531,435	—
Total Average Assets	$5,031,970	$6,612,664	$11,889,562	$23,661,740	$13,111,773	$23,008,323	$83,316,032

	DECEMBER 31, 2006
			Metro New
	Mid-Atlantic	New England	York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$318,565	$656,493	$454,083	$323,801	$237,447	$(168,841)	$1,821,548
Fees and other income	82,595	168,054	107,905	16,782	148,926	73,274	597,536
Provision for credit losses	11,055	12,659	22,138	411,872	26,737	—	484,461
General and administrative expenses	284,844	490,896	314,175	119,769	138,744	(58,439)	1,289,989
Depreciation/Amortization	10,923	17,115	16,228	27,585	6,878	142,230	220,959
Income (loss) before income taxes	105,261	320,992	200,247	(207,247)	220,796	(620,918)	19,131
Intersegment revenues (expense) (1)	205,583	667,238	251,403	(1,174,514)	(537,137)	587,427	—
Total Average Assets	$4,657,882	$5,899,065	$10,719,221	$26,144,890	$11,797,996	$20,276,341	$79,495,395

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information (Continued)

	DECEMBER 31, 2005
			Metro New
	Mid-Atlantic	New England	York	Shared	Shared
	Banking	Banking	Banking	Services	Services
	Division	Division	Division	Consumer	Commercial	Other (2)	Total

Net interest income (expense)	$329,978	$664,356	$252,606	$337,124	$236,099	$(188,074)	$1,632,089
Fees and other income	78,792	160,780	50,163	103,105	138,481	59,270	590,591
Provision for credit losses	17,571	8,422	4,717	52,685	6,605	—	90,000
General and administrative expenses	261,770	467,754	144,646	129,920	135,868	(50,754)	1,089,204
Depreciation/Amortization	10,162	16,264	4,909	31,270	5,840	98,817	167,262
Income (loss) before income taxes	129,533	348,959	153,406	237,220	232,105	(209,103)	892,120
Intersegment revenues (expense) (1)	200,319	589,440	248,934	(809,135)	(318,424)	88,866	—
Total Average Assets	$4,612,140	$5,623,854	$1,716,073	$21,636,368	$9,929,938	$17,213,601	$60,731,974

(1)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income (expense).

(2)	Included in Other in 2007, 2006 and 2005 were net merger and integration charges of $2.2 million, $42.4 million and $12.7 million, respectively. The 2007, 2006 and 2005 results also include $62.0 million, $78.7 million and $4.0 million of restructuring and other employee severance charges and $(0.5) million, $14.3 million and $5.8 million for proxy and professional costs. The 2007 results also include a non-deductible, non-cash ESOP termination charge of $40.1 million based on the value of its common stock on the date that the ESOP was repaid. See Note 28 for further details.
Goodwill assigned to our reporting units which are equivalent to our reportable segments as of December 31, 2007, 2006 and 2005 were as follows:

	Mid-Atlantic
	Banking	New England	Shared Services	Shared Services
	Division	Banking Division	Consumer	Commercial	Metro New York	Total
Goodwill at December 31,
2007	$688,188	$658,006	$—	$341,601	$1,738,451	$3,426,246
2006	$688,079	$658,006	$634,012	$341,601	$2,683,487	$5,005,185
2005	$1,156,736	$657,944	$559,498	$342,648	$—	$2,716,826
As discussed in Note 3, Sovereign recorded goodwill impairment charges of $943 million and $634 million, respectively in the Metro New York and Shared Services Consumer segments in 2007.
Note 27 — Merger Related and Integration Charges, Net
Following is a summary of amounts charged to earnings related to business combinations (in thousands):

	2007	2006	2005
Merger related and integration charges	$2,242	$42,420	$12,744
In 2007, Sovereign recorded merger-related and integration charges related to the Independence acquisition of $2.2 million for system conversion costs and other expenses.
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
During the first quarter of 2007, Sovereign finalized a decision to close or consolidate approximately 40 underperforming branch locations. This action was executed in the second quarter of 2007. As a result, Sovereign incurred charges related to lease obligations of $16 million during the twelve-month period ended December 31, 2007. Sovereign also terminated additional employees in 2007, resulting in severance charges of $13.7 million for the twelve-month period ended December 31, 2007. These charges are included in restructuring, other employee severance and debt extinguishment charges on the consolidated income statement and recorded in the Other segment. A rollforward of the restructuring and severance accrual is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2005	$—	$—	$—	$—
Payments	(752)	(18,017)	(1,020)	(19,789)
Charges recorded in earnings	7,795	63,947	6,926	78,668

Accrued at December 31, 2006	$7,043	$45,930	$5,906	$58,879
Payments	(13,877)	(48,472)	(9,999)	(72,348)
Charges recorded in earnings	16,007	13,668	6,093	35,768

Accrued at December 31, 2007	$9,173	$11,126	$2,000	$22,299

Also included in restructuring, other employee severance and debt extinguishment charges during 2007 was $14.7 million of debt extinguishment charges on the retirement of $2.3 billion asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities, as well as $11.5 million of fixed asset write-offs related to the closing of the branches mentioned above. Sovereign’s executive management team and Board of Directors elected to freeze the Company’s Employee Stock Ownership Plan (ESOP) in 2007. The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. Sovereign recorded a non-deductible non-cash charge of $40.1 million in connection with this action based on the value of its common stock on the date that the ESOP was repaid.
Note 29 — Related Party Transactions
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2006. During the second quarter of 2007, the number of directors at the Bank was reduced from 15 to 12. As a result certain loans that had been previously classified as related party loans are no longer considered as such at December 31, 2007.

Related party loans at December 31, 2006	$59,777
Loan fundings	9,405
Resignation of executive officers	(1,250)
Reduction of Sovereign Bank directors	(52,078)
Loan repayments	(1,891)

Related party loans at December 31, 2007	$13,963

The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term in defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $8.7 million and $5.5 million of income due to its investment in Meridian Capital during 2007 and 2006, respectively. Additionally, substantially all of Sovereign’s multifamily loan originations are obtained via our relationship with Meridian Capital. Sovereign recognized gains on the sale of multifamily loans of $26.2 million in 2007 and $17.8 million in 2006, and our multifamily loan balance at December 31, 2007 and December 31, 2006, totaled $4.2 billion and $5.8 billion, respectively.
As discussed in Note 3, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Banco Santander Central Hispano (“Santander”), which makes Santander the largest shareholder and a related party.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. During 2007 and 2006, the average balance outstanding under these commitments was $228.3 million and $147.4 million. As of December 31, 2007, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $0.6 million in fees and $0.5 million in interest to Santander in 2007 in connection with these commitments compared to $0.1 million in fees and $4.4 million in interest in the prior year.
Additionally, in May 2006, Santander’s capital markets group received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital markets initiatives to finance the acquisition of Independence. Also, per the terms of our investment agreement with Santander, Sovereign is permitted to have at least three Santander employees on its payroll, and Santander is permitted to have at least three Sovereign employees on its payroll.

Notes to Consolidated Financial Statements
Note 29 — Related Party Transactions (Continued)
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
As discussed in Note 12, Sovereign issued $300 million of senior notes during the first quarter of 2007 and Santander was a co-issuer of this issuance. Santander received underwriting fees of $37,500 in connection with this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2007.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 and relating to (i) Sovereign’s executive officers is included under Part 1 — Item 4A, (ii) Sovereign’s directors is incorporated herein by reference to the sections captioned “Election of Directors” and “Directors of Sovereign” located in the definitive proxy statement to be used in connection with Sovereign’s 2008 Annual Meeting of Shareholders to be held on May 8, 2008 (the “Proxy Statement”), (iii) compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, (iv) the procedures by which security holders may recommend nominees to Sovereign’s Board of Directors is incorporated herein by reference to the section captioned “Election of Directors” in the Proxy Statement, (v) the Audit Committee of Sovereign’s Board of Directors and designation of an “audit committee financial expert” is incorporated by reference from the information under the caption “Election of Directors” in the Proxy Statement.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to the sections captioned “Compensation Related Matters” and “Election of Directors” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
The information required by this Item 12 relating to (i) securities authorized for issuance under equity compensation plans is incorporated herein by reference to the section captioned “Compensation Related Matters” in the Proxy Statement and (ii) the security ownership of Sovereign common stock by certain shareholders is incorporated herein by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
In addition, please note the following with respect to the Investment Agreement:
Description of the Investment Agreement with Banco Santander Central Hispano, S.A.
     The following summarizes the material terms and conditions of the Investment Agreement, dated October 2005, between Sovereign and Santander. This summary, however, is qualified in its entirety to the complete text of the Investment Agreement (which are filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 27, 2005, Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on November 22, 2005 and Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on June 6, 2006), which is incorporated herein by reference. Please note that capitalized terms used in this section only without definition shall have the meaning ascribed to such term in the Investment Agreement.
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
     Restrictions on Transfers of Shares by Santander: Santander and its affiliates cannot, directly or indirectly, sell, pledge, encumber, transfer or agree to transfer (collectively, “Transfer”) any Voting Securities except in the following limited circumstances:
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
     Standstill Restrictions: Santander is prohibited from taking a broad range of actions that could have the effect of changing control of Sovereign or increasing their interest in Sovereign. Specifically, until the earliest to occur of (a) May 31, 2011, (b) the date Sovereign consummates an Acquisition Proposal made by any Person other than Santander, (c) the date Sovereign rejects or fails to accept a 100% Acquisition Proposal from Santander that Santander is permitted to make during any of the Standstill Periods and that Sovereign is required to accept under the terms of the Investment Agreement or (d) the date of any breach by Sovereign of certain obligations under the Investment Agreement (the earliest of such dates is referred to as the “Standstill Restriction Termination Date”), Santander may not:
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
     Notification, First Look and Match Rights: If at any time Sovereign receives any Acquisition Proposal, any indication that any person is considering making an Acquisition Proposal, or any request for information about Sovereign or access to the business, properties or books and records of Sovereign, Sovereign is required to notify Santander promptly (and in any event within 24 hours) after the receipt of such Acquisition Proposal, indication or request. The notification to Santander is required to be orally and in writing and is required to identify the person making the Acquisition Proposal, indication or request, and the terms and conditions thereof. In addition, Sovereign is required to keep Santander fully informed, on a current basis, of the status and details of any Acquisition Proposal, indication or request.

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
     Board Representation: For so long as Santander beneficially owns at least 19.8% and not more than 24.9% of the outstanding shares of common stock, Sovereign shall elect representatives of Santander to the Board. The number of directors that Santander is entitled to elect the greater of two and, if the size of the Board is increased, the number of directors that constitutes at least 20% and not more than 25% of the entire Board (based on the current size of the board, Santander is entitled to elect three directors). If Santander owns less than 19.8% and more than 10% of the outstanding shares of common stock, then it will be entitled to elect one director. If Santander owns more than 24.9% and is in compliance with the Agreement, then it will be entitled to elect a number of directors proportionate to its ownership.
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

     Approval Rights: The affirmative vote of the Board, including at least one of the Santander directors, is required in order to (i) expand the Board to over 12 directors and (ii) amend our bylaws in any manner that would adversely affect Santander and its affiliates.
     Certain Actions: In addition to the Board vote described above, Sovereign and the Board agree to take all lawful action necessary to ensure that the Santander receives the benefits to which it is entitled under the Investment Agreement, including, without limitation, modifying our bylaws or other organizational documents.
     Voting Arrangements: In addition to any other voting arrangements, so long as Sovereign has not breached any of its obligations regarding Santander’s rights to Board representations, then Santander is required to vote all Voting Securities held by it as directed by the Board with respect to any Acquisition Proposal that is opposed by the Board (other than an Acquisition Proposal made by Santander).
     Public announcements:The parties are required to consult with each other before issuing any press release or making any public statement with respect to the Investment Agreement or the transactions contemplated thereby.
     Exchange of Management: Until the earlier of (a) termination of the Investment Agreement, (b) the date on which Santander owns less than 10% of the Total Voting Power and (c) a Change in Control of the Company, Sovereign and Santander will each appoint at least one of the other party’s employees to at least one position with direct reporting to the department head within each of its financial control department, internal audit department and risk management department (provided that such individual is not required to be appointed to the most senior position in any such department).
     Public Subsidiary Stock: In connection with any Acquisition Proposal by Santander that is approved by the Board, the parties will negotiate in good faith to agree upon a structure that will result in Persons other than the buyer holding equity securities representing approximately 10% of the Voting Power of surviving entity.
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
     Sovereign Headquarters: Sovereign will maintain its headquarters where currently located or at another location mutually agreed with Santander until at least the earlier of (a) the date Santander acquires all the Voting Securities, (b) the date the Investment Agreement terminates or (c) a Change in Control of Sovereign occurs (other than as a result of an acquisition by Santander). In addition, if Santander acquires 100% of the Voting Securities, then Santander agrees to maintain the current headquarters where presently located or in another location reasonably acceptable to the Nonprofit Corporation for a period of five years after completion of the acquisition.
     Exclusive Acquisition Vehicle: Santander will contribute to Sovereign any businesses in the U.S. that it may acquire following the Closing Date to the 10 year anniversary of its acquisition of 100% of the Voting Securities (provided that there are no material adverse tax consequences).
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 and relating to director independence, transactions with related persons and the process relating to the review and approval of such transactions is incorporated herein by reference to the sections captioned “Election of Directors” and “Information Concerning Sovereign’s Governance Policies, Practices and Procedures” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the section captioned “Principal Accountant Fees and Services” in the Proxy Statement.
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
(b) Exhibits.
(3.1) Articles of Incorporation, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the fiscal period ended March 31, 2007.)
(3.2) By-Laws, as amended and restated, of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the fiscal period ended March 31, 2007.)
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
(4.2) Second Amended and Restated Rights Agreement, (the “Rights Agreement”), dated as of January 19, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.1 of Sovereign’s Current Report on Form 8-K/A No. 3, SEC File No. 001-16581, filed January 24, 2005.)
(4.3) Amendment to the Rights Agreement, dated as of October 24, 2005, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-K/A No. 4, SEC File No. 001-16581, filed on October 28, 2005.)
(4.4) Second Amendment to Second Amended and Restated Rights Agreement (the “Second Amendment”), dated as of June 29, 2007, between Sovereign Bancorp, Inc. and Mellon Investor Services LLC. (Incorporated by reference to Exhibit 4.3 of Sovereign Bancorp’s Form 8-K/A No. 5, SEC File No. 001-16581, filed June 29, 2007.)
(4.5) Form of Rights Certificate (Incorporated by reference to Exhibit B to the Second Amendment). Pursuant to the Rights Agreement, the Amendment and the Second Amendment, Rights will not be distributed until after the Distribution Date (as defined in the Rights Agreement, as amended).
(10.1) Sovereign Bancorp, Inc. Employee Stock Purchase Plan. (Incorporated by reference to Exhibit “C” to Sovereign’s definitive proxy statement, SEC File No. 001-16581, dated March 22, 2004.)
(10.2) Employment Agreement dated as of March 1, 1997, between Sovereign Bancorp, Inc., Sovereign Bank and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q/A, No.1, SEC File No. 000-16533, for the fiscal quarter ended March 31, 1997.)

(10.3) Retirement-Resignation and Transition Agreement, effective October 10, 2006, between Sovereign Bancorp, Inc., Sovereign Bank, and Jay S. Sidhu. (Incorporated by reference to Exhibit 10.1 of Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed October 13, 2006.)
(10.4) Employment Agreement, dated as of September 25, 1997, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Annual Report on Form 10-K, SEC File No. 333-32109, for the fiscal year ended December 31, 1997.)
(10.5) Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and Lawrence M. Thompson, Jr. (Incorporated by reference to Exhibit 10.2 of Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed December 21, 2006.)
(10.6) Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan. (Incorporated by reference to Exhibit 10.9 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.7) Sovereign Bancorp, Inc. 1993 Stock Option Plan (the “1993 Plan”). (Incorporated by reference to Exhibit 10.10 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.8) Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement, SEC File No. 333-32109, dated March 16, 1998.)
(10.9) Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”). (Incorporated by reference to Exhibit 10.12 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.10) Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2002.)
(10.11) Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 14, 2006.)
(10.12) Amendment #2 to Employment Agreement, dated as of October 10, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 14, 2006.)
(10.13) Employment Agreement, dated as of January 16, 2007, between Sovereign Bancorp, Inc. and Joseph P. Campanelli. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed March 20, 2007.)
(10.14) Employment Agreement dated as of May 20, 2005, between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K/A, SEC File No. 001-16581, filed on May 20, 2005.)
(10.15) Agreement to Amend dated May 30, 2006, between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.17 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.16) Amendment #2 to Employment Agreement, dated November 9, 2007, by and between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 15, 2007.)
(10.17) Separation Agreement, dated February 20, 2008, between Sovereign Bancorp, Inc. and Mark R. McCollom. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-k, SEC File No. 001-16581, filed February 21, 2007.)
(10.18) Employment Agreement dated as of September 16, 2002, between Sovereign Bancorp, Inc. and James J. Lynch. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Quarterly Report on Form 10-Q, SEC File No. 001-16581, for the fiscal quarter ended September 30, 2002.)
(10.19) Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and James J. Lynch. (Incorporated by reference to Exhibit 10.19 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)

(10.20) Amendment #2 to Employment Agreement, effective as of June 25, 2007, by and between Sovereign Bancorp, Inc. and James J. Lynch (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed August 22, 2007.)
(10.21) Change in Control Agreement, dated January 1, 2001, between Sovereign Bancorp, Inc. and M. Robert Rose. (Incorporated by reference to Exhibit 10.20 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006,)
(10.22) Change in Control Agreement, dated November 11, 2007, between Sovereign Bancorp, Inc. and M. Robert Rose (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 15, 2007.)
(10.23) Employment Agreement, effective March 3, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-k, SEC File No. 001-16581, filed February 21, 2007.)
(10.24) Sovereign Bancorp, Inc. 2001 Stock Incentive Plan (the “2001 Plan”). (Incorporated by reference to Exhibit 10.21 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.25) Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan. (Incorporated by reference to Exhibit 10.22 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.26) Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan (the “2004 Plan”). (Incorporated by reference to Exhibit 10.23 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.27) Form of Incentive Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.28) Form of Nonqualified Stock Option Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.29) Form of Restricted Stock Agreement under the 2004 Plan. (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.30) Form of Incentive Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.5 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.31) Form of Nonqualified Stock Option Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.6 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.32) Form of Restricted Stock Agreement under the 2001 Plan. (Incorporated by reference to Exhibit 10.7 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.33) Form of Nonqualified Stock Option Agreement under the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.34) Form of Incentive Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.9 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.35) Form of Nonqualified Stock Option Agreement under the 1996 Plan. (Incorporated by reference to Exhibit 10.10 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.36) Form of Incentive Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.11 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)

(10.37) Form of Nonqualified Stock Option Agreement under the 1993 Plan. (Incorporated by reference to Exhibit 10.12 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.38) Form of Incentive Stock Option Agreement under the Sovereign Bancorp, Inc. 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10.13 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 18, 2005.)
(10.39) Sovereign Bancorp, Inc. 2007 Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.36 to Sovereign’s Annual Report on Form 10-K, SEC File No. 001-16581, for the fiscal year ended December 31, 2006.)
(10.40) Sovereign Bancorp, Inc. 2006 Leaders Incentive Plan. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 22, 2006.)
(10.41) Investment Agreement, dated as of October 24, 2005 (the “Investment Agreement”) between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed October 27, 2005.)
(10.42) Amendment to Investment Agreement, made as of November 22, 2005, between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed November 23, 2005.)
(10.43) Second Amendment to Investment Agreement, dated as of May 31, 2006, between Sovereign Bancorp, Inc. and Banco Santander Central Hispano, S.A. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed June 6, 2006.)
(10.44) Voting Trust Agreement, dated as of May 31, 2006, by and among Banco Santander Central Hispano, S.A., Sovereign Bancorp, Inc. and The Bank of New York. (Incorporated by reference to Exhibit 5 to Santander’s Schedule 13D filed June 9, 2006.)
(10.45) Settlement Agreement, dated as of March 22, 2006, by and among Relational Holdings LLC, Relational Group LLC, Relational Investors LLC, Ralph W. Whitworth, David H. Batchelder, certain investor partnerships controlled by Relational Investors LLC, and Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed March 24, 2006.)
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
February 27, 2008

By:	/s/ Joseph P. Campanelli
Joseph P. Campanelli, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature

	Title	Date

/s/ Brian Hard	Director	February 27, 2008
Brian Hard

/s/ Marian L. Heard	Director	February 27, 2008
Marian L. Heard

/s/ Gonzalo de Las Heras	Director	February 27, 2008
Gonzalo de Las Heras

/s/ Andrew C. Hove, Jr.	Director	February 27, 2008
Andrew C. Hove, Jr.

/s/ William J. Moran	Director	February 27, 2008
William J. Moran

/s/ Maria F. Ramirez	Director	February 27, 2008
Maria F. Ramirez

	Title	Date
/s/ Alberto Sanchez	Director	February 27, 2008
Alberto Sanchez

/s/ Ralph V Whitworth	Director	February 27, 2008
Ralph V. Whitworth

/s/ Joseph P. Campanelli	President and	February 27, 2008
Joseph P. Campanelli	Chief Executive Officer (Principal Executive Officer)

/s/ Mark R. McCollom	Chief Financial Officer	February 27, 2008
Mark R. McCollom	and Executive Vice President (Principal Financial Officer)

/s/ Thomas D. Cestare	Chief Accounting Officer	February 27, 2008
Thomas D. Cestare	and Executive Vice President (Principal Accounting Officer)