Form 10-Q
period 2008-03-31
SOVEREIGN BANCORP INC
filed 2008-05-08
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock (no par value)	482,538,997 shares

FORWARD LOOKING STATEMENTS
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign” or the “Company”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its 2007 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
     These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors which would cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

FORWARD LOOKING STATEMENTS
(continued)
•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end; and

•	Sovereign’s success in managing the risks involved in the foregoing.
     If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then Sovereign’s actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document. Sovereign does not intend to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

PART 1- FINANCIAL INFORMATION
Item 1. Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,957,403	$3,130,770
Investment securities:
Available-for-sale	10,958,419	13,941,847
Other investments	1,134,805	1,200,545
Loans held for investment	58,132,454	57,232,019
Allowance for loan losses	(775,441)	(709,444)

Net loans held for investment	57,357,013	56,522,575

Loans held for sale	739,328	547,760
Premises and equipment	555,773	562,332
Accrued interest receivable	322,760	350,534
Goodwill	3,430,290	3,426,246
Core deposit intangibles and other intangibles, net of accumulated amortization of $784,057 and $754,935 at March 31, 2008 and December 31, 2007, respectively	342,994	372,116
Bank owned life insurance	1,806,631	1,794,099
Other assets	3,307,303	2,897,572

TOTAL ASSETS	$81,912,719	$84,746,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$48,996,729	$49,915,905
Borrowings and other debt obligations	24,348,829	26,126,082
Advance payments by borrowers for taxes and insurance	105,136	83,091
Other liabilities	1,638,244	1,482,563

TOTAL LIABILITIES	75,088,938	77,607,641

Minority interests	146,784	146,430

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2008 and December 31, 2007	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 483,540,976 shares issued at March 31, 2008 and 482,773,610 shares issued at December 31, 2007	6,298,254	6,295,572
Warrants and employee stock options issued	348,878	348,365
Treasury stock at cost; 1,097,995 shares at March 31, 2008 and 1,369,453 shares at December 31, 2007	(11,438)	(19,853)
Accumulated other comprehensive loss	(749,556)	(326,133)
Retained earnings	595,414	498,929

TOTAL STOCKHOLDERS’ EQUITY	6,676,997	6,992,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,912,719	$84,746,396

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2008	2007
	(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$2,964	$6,236
Investment securities:
Available-for-sale	168,109	189,835
Other investments	9,820	14,301
Interest on loans	895,276	1,016,967

TOTAL INTEREST INCOME	1,076,169	1,227,339

INTEREST EXPENSE:
Deposits and customer accounts	315,103	413,251
Borrowings and other debt obligations	278,886	326,235

TOTAL INTEREST EXPENSE	593,989	739,486

NET INTEREST INCOME	482,180	487,853
Provision for credit losses	135,000	46,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	347,180	441,853

NON-INTEREST INCOME:
Consumer banking fees	73,219	68,014
Commercial banking fees	54,425	49,408
Mortgage banking losses	(5,133)	(107,205)
Capital markets revenue	10,393	5,689
Bank owned life insurance	19,424	20,509
Miscellaneous income	5,297	9,467

TOTAL FEES AND OTHER INCOME	157,625	45,882
Net gain on investment securities	14,135	970

TOTAL NON-INTEREST INCOME	171,760	46,852

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	185,112	173,796
Occupancy and equipment expenses	78,013	80,519
Technology expense	24,498	23,336
Outside services	15,630	15,278
Marketing expense	16,246	8,832
Other administrative expenses	39,765	28,235

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	359,264	329,996

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2008	2007
	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$29,122	$33,253
Minority interest expense	5,210	5,366
Merger-related and integration charges	—	2,076
Equity method investments	3,129	13,049
Restructuring, other employee severance and debt extinguishment charges	—	20,032
ESOP expense related to freezing of plan	—	43,385
Recoveries of proxy and related professional fees	—	(391)

TOTAL OTHER EXPENSES	37,461	116,770

INCOME BEFORE INCOME TAXES	122,215	41,939
Income tax provision/(benefit)	22,080	(6,120)

NET INCOME	$100,135	$48,059

EARNINGS/ PER SHARE:
Basic	$0.20	$0.09

Diluted	$0.20	$0.09

DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.08

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008
(Unaudited)
(in thousands)

	Common					Accumulated		Total
	Shares			Warrants		Other		Stock-
	Out-	Preferred	Common	& Stock	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$(19,853)	$(326,133)	$498,929	$6,992,325
Comprehensive income:
Net income	—	—	—	—	—	—	100,135	100,135
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(301,531)	—	(301,531)
Pension liabilities	—	—	—	—	—	125	—	125
Cash flow hedge derivative financial instruments	—	—	—	—	—	(122,017)	—	(122,017)

Total comprehensive income								(323,288)

Stock issued in connection with employee benefit and incentive compensation plans	879	—	(1,476)	(1,008)	11,192	—	—	8,708
Employee stock options earned	—	—	—	1,521	—	—	—	1,521
Dividends paid on preferred stock	—	—	—	—	—	—	(3,650)	(3,650)
Issuance of common stock	383	—	4,158	—	—	—	—	4,158
Stock repurchased	(223)	—	—	—	(2,777)	—	—	(2,777)

Balance, March 31, 2008	482,443	$195,445	$6,298,254	$348,878	$(11,438)	$(749,556)	$595,414	$6,676,997

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,135	$48,059
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	135,000	46,000
Depreciation and amortization	58,853	67,241
Net amortization/accretion of investment securities and loan premiums and discounts	9,132	9,854
Net (gain)/loss on sale of loans	(13,227)	20,623
Net (gain)/loss on investment securities	(14,135)	(970)
Net loss on real estate owned and premises and equipment	2,739	333
Stock-based compensation	6,682	7,023
Origination and purchases of loans held for sale, net of repayments	(2,094,315)	(929,634)
Proceeds from sales of loans held for sale	1,917,030	938,488
Net change in:
Accrued interest receivable	27,774	59,888
Other assets and bank owned life insurance	(406,454)	172,124
Other liabilities	158,492	(13,016)

Net cash provided by/(used in) operating activities	(112,294)	426,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	103,893	74,506
Proceeds from repayments and maturities of investment securities:
Available-for-sale	2,649,818	3,300,628
Net change in other investments	65,740	(34,245)
Purchases of available-for-sale investment securities	(215,927)	(2,783,048)
Proceeds from sales of loans held for investment	20,281	7,847,497
Purchase of loans	(112,475)	(4,020)
Net change in loans other than purchases and sales	(885,892)	(1,438,948)
Proceeds from sales of premises and equipment	285	8,955
Purchases of premises and equipment	(15,210)	(14,587)
Proceeds from sales of real estate owned	10,445	3,667

Net cash (provided by)/used in investing activities	1,620,958	6,960,405

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2008	2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net (decrease)/increase in deposits and other customer accounts	(920,463)	175,150
Net decrease in borrowings	(1,780,677)	(7,888,686)
Proceeds from senior notes and credit facility	—	400,000
Repayments of borrowings and other debt obligations	—	(200,000)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	22,045	21,437
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Cash dividends paid to common stockholders	—	(37,992)
Proceeds from issuance of common stock, net of transaction costs	3,110	6,868
Treasury stock repurchases, net of proceeds	(2,396)	5,961

Net cash (provided by)/used in financing activities	(2,682,031)	(7,520,912)

Net change in cash and cash equivalents	(1,173,367)	(134,494)
Cash and cash equivalents at beginning of period	3,130,770	1,804,117

Cash and cash equivalents at end of period	$1,957,403	$1,669,623

	Three-Month Period
	Ended March 31,
	2008	2007
	(in thousands)
Supplemental Disclosures:
Net income taxes (received)/paid	$(35,325)	$5,567
Interest paid	$631,833	$774,148
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
(dollars in thousands, expect per share amounts)
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
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period
	Ended March 31,
	2008	2007
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$100,135	$48,059
Less preferred dividend	(3,650)	(3,650)

Net income available to common stockholders	96,485	44,409
Contingently convertible trust preferred interest expense, net of tax (1)	—	—

Net income for diluted EPS available to common stockholders	$96,485	$44,409

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	482,163	475,115
Dilutive effect of:
Warrants (1)	—	—
Stock options (1) (2)	—	—

Weighted average diluted shares	482,163	475,115

EARNINGS PER SHARE:
Basic	$0.20	$0.09
Diluted	$0.20	$0.09

(1)	These items were excluded from diluted earnings per share for the three-month periods ended March 31, 2008 and March 31, 2007 since the result would have been anti-dilutive.

(2)	Based on Sovereign’s closing stock price on March 31, 2008 of $9.32, Sovereign had 8.8 million outstanding stock options that were out-of-the-money (exercise price of award exceeded $9.32) and an additional 2.4 million stock options that were in-the-money (exercise price was less than $9.32).

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$66,833	$424	$—	$67,257
Debentures of FHLB, FNMA, and FHLMC	139,603	3,502	19	143,086
Corporate debt and asset-backed securities	929,885	10	396,254	533,641
Equity securities (1)	638,884	4,412	16,840	626,456
State and municipal securities	2,504,221	15,311	130,117	2,389,415
Mortgage-backed securities:
U.S. government agencies	241,700	8,183	33	249,850
FHLMC and FNMA debt securities	3,879,424	82,289	991	3,960,722
Non-agency securities	3,251,488	5,782	269,278	2,987,992

Total investment securities available-for-sale	$11,652,038	$119,913	$813,532	$10,958,419

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$85,948	$480	$—	$86,428
Debentures of FHLB, FNMA, and FHLMC	186,482	5,918	1	192,399
Corporate debt and asset-backed securities	947,992	10	194,239	753,763
Equity securities (1)	638,881	4,282	1	643,162
State and municipal securities	2,505,772	23,055	26,403	2,502,424
Mortgage-backed securities:
U.S. government agencies	2,251,022	4,376	56	2,255,342
FHLMC and FNMA debt securities	4,099,515	46,484	1,597	4,144,402
Non-agency securities	3,459,284	2,797	98,154	3,363,927

Total investment securities available-for-sale	$14,174,896	$87,402	$320,451	$13,941,847

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.
     As discussed in Note 15 of our 2007 Form 10-K, Sovereign held $2 billion of investments (namely US government agency mortgage backed securities) and cash deposits of $2 billion at December 31, 2007 in order to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at December 31, 2007 and funded this increase through an increase in short-term borrowings. Sovereign was able to significantly reduce the amount of assets that were required to be held to maintain compliance with this requirement at March 31, 2008 to $850 million of cash deposits.
     Investment securities available for sale with an estimated fair value of $5.7 billion and $6.4 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at March 31, 2008 and December 31, 2007, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the aggregate amount of unrealized losses as of March 31, 2008 and December 31, 2007 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position (in thousands):

	At March 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$99,868	$(19)	$—	$—	$99,868	$(19)
Corporate debt and asset-backed securities	108,229	(144,630)	312,113	(251,624)	420,342	(396,254)
Equity securities	544,938	(16,840)	—	—	544,938	(16,840)
State and municipal securities	1,373,704	(79,552)	523,526	(50,565)	1,897,230	(130,117)
Mortgage-backed Securities:
U.S. government agencies	1,926	(1)	1,180	(32)	3,106	(33)
FHLMC and FNMA debt securities	45,534	(412)	28,459	(579)	73,993	(991)
Non-agency securities	1,168,845	(148,673)	1,615,993	(120,605)	2,784,838	(269,278)

Total investment securities available-for-sale	$3,343,044	$(390,127)	$2,481,271	$(423,405)	$5,824,315	$(813,532)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$—	$—	$1,009	$(1)	$1,009	$(1)
Corporate debt and asset-backed securities	223,813	(81,066)	398,924	(113,173)	622,737	(194,239)
Equity securities	253	(1)	—	—	253	(1)
State and municipal securities	1,510,114	(25,880)	18,697	(523)	1,528,811	(26,403)
Mortgage-backed Securities:
U.S. government agencies	26	—	1,392	(56)	1,418	(56)
FHLMC and FNMA debt securities	11,020	(46)	91,600	(1,551)	102,620	(1,597)
Non-agency securities	1,511,132	(41,875)	1,475,522	(56,279)	2,986,654	(98,154)

Total investment securities available-for-sale	$3,256,358	$(148,868)	$1,987,144	$(171,583)	$5,243,502	$(320,451)

     As of March 31, 2008, management has concluded that the unrealized losses above on its investment securities (which totaled 242 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other than temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade. The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in credit spreads and liquidity issues in the marketplace.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The unrealized losses on corporate debt and asset backed securities include $383.5 million of unrealized losses on $750 million of highly rated investments in collateralized debt obligations (“CDOs”) at March 31, 2008. These CDOs consist of interests in credit default swaps on investment grade corporate credits. These credits are primarily to companies based in North America and Europe. Additionally, the credits are to various industries with no specific industries exceeding 8.5% of the total investment pool. In all of the CDOs, Sovereign’s investment is senior to one or more subordinated tranche(s) which have first loss exposure. The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the debt obligations. The CDOs were purchased in the second and third quarters of 2006 and have not experienced any losses to date. Sovereign does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide. The weighted average contractual life of this portfolio is 8.6 years.
     The unrealized losses on the Company’s state and municipal bond portfolio increased to $130.1 million at March 31, 2008. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. The majority of the bonds are insured to AAA for extra credit protection. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost).
     The unrealized losses on the non-agency securities portfolio increased to $269.3 million at March 31, 2008. This portfolio consists primarily of AAA rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost).

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate loans	$12,882,292	22.2%	$12,306,914	21.5%
Commercial and industrial loans	13,209,614	22.7	12,594,652	22.0
Multi-family loans	4,215,381	7.3	4,088,992	7.1
Other	1,758,611	3.0	1,765,036	3.1

Total commercial loans held for investment	32,065,898	55.2	30,755,594	53.7

Residential mortgages	12,654,274	21.8	12,950,811	22.7
Home equity loans and lines of credit	6,283,506	10.8	6,197,148	10.8

Total consumer loans secured by real estate	18,937,780	32.6	19,147,959	33.5

Auto loans	6,815,657	11.7	7,028,894	12.3
Other	313,119	0.5	299,572	0.5

Total consumer loans held for investment	26,066,556	44.8	26,476,425	46.3

Total loans held for investment (2)	$58,132,454	100.0%	$57,232,019	100.0%

Total loans held for investment with:
Fixed rate	$32,585,161	56.1%	$32,903,007	57.5%
Variable rate	25,547,293	43.9	24,329,012	42.5

Total loans held for investment (2)	$58,132,454	100.0%	$57,232,019	100.0%

(1)	Includes residential and commercial construction loans of $2.4 billion and $2.3 billion at March 31, 2008 and December 31, 2007, respectively.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loans of $2.5 million and $7.2 million at March 31, 2008 and December 31, 2007, respectively. Loans pledged as collateral totaled $31.6 billion and $32.0 billion at March 31, 2008 and December 31, 2007, respectively.
     The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Multi-family	$115,694	15.6%	$157,378	28.7%
Residential mortgages	623,634	84.4	390,382	71.3

Total loans held for sale	$739,328	100.0%	$547,760	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2008		December 31, 2007
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$76,763	4.12%	$76,526	4.12%
Fed funds purchased	1,062,800	2.40	2,720,000	4.22
FHLB advances	19,581,305	4.29	19,705,438	4.64
Subordinated notes	1,151,150	4.64	1,148,813	4.65
Holding company borrowings and other debt obligations:
Senior notes	1,043,242	4.14	1,042,527	5.14
Senior credit facility	180,000	3.40	180,000	5.55
Junior subordinated debentures due to Capital Trust Entities	1,253,569	7.01	1,252,778	7.30

Total borrowings and other debt obligations	$24,348,829	4.35%	$26,126,082	4.75%

     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.88%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they would mature on various dates ranging from August 2012 to September 2016.
(6) DERIVATIVES
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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the three-month period ended March 31, 2008 and 2007, charges of $2.0 million and $0.6 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the three months ended March 31, 2008 and 2007, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the three months ended March 31, 2008 or 2007 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of March 31, 2008, Sovereign expects approximately $141.1 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at March 31, 2008 and December 31, 2007 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$425,000	$2,859	$—	4.33%	2.88%	0.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	405,381	3.21%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$8,525,000	$2,859	$405,381	3.27%	5.04%	2.2

December 31, 2007
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$925,000	$413	$2,220	4.29%	4.87%	0.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	214,548	5.02%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$9,025,000	$413	$216,768	4.94%	5.12%	2.1

Summary information regarding other derivative activities at March 31, 2008 and December 31, 2007 follows (in thousands):

	March 31,	December 31,
	2008	2007
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(4,340)	$(4,711)
Interest rate lock commitments	3,478	2,085

Total mortgage banking risk management	(862)	(2,626)

Swaps receive fixed	275,193	134,764
Swaps pay fixed	(238,018)	(100,713)
Market value hedge	794	740

Net customer related interest rate hedges	37,969	34,791

Precious metals forward sale agreements	13,818	(35,247)
Precious metals forward purchase arrangements	(13,627)	34,234
Foreign exchange contracts	908	1,906

Total activity	$38,206	$33,058

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the three months ended March 31, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2008	March 31, 2008
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increase to CDs of $2.9 million and an increase to other assets of $2.9 million.	Increase in net interest income of $4.0 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $405.4 million and $141.9 million, respectively, and a decrease to stockholders’ equity of $263.5 million.	Decrease in net interest income of $15.8 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $4.3 million.	Increase in mortgage banking revenues of $0.4 million.

Interest rate lock commitments	Increase to mortgage loans of $3.5 million.	Increase in mortgage banking revenues of $1.4 million.

Net customer related hedges	Increase to other assets of $38.0 million.	Increase in capital markets revenue of $3.4 million.

Forward commitments to sell precious metals inventory, net	Increase to other assets of $0.2 million.	Increase in commercial banking fees of $1.2 million.

Foreign exchange	Increase to other assets of $0.9 million.	Decrease in commercial banking revenues of $0.7 million.
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2007 and for the three months ended March 31, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Three Months
Derivative Activity	December 31, 2007	Ended March 31, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $1.8 million and an increase to other assets and other liabilities of $0.4 million and $2.2 million, respectively.	Decrease in net interest income of $3.5 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $214.5 million and $75.1 million, respectively, and a decrease to stockholders’ equity of $139.5 million.	Increase in net interest income of $4.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $4.7 million.	Decrease in mortgage banking revenues of $6.5 million.

Interest rate lock commitments	Increase to mortgage loans of $2.1 million.	Increase in mortgage banking revenues of $0.4 million.

Net customer related hedges	Increase to other assets of $34.8 million.	Decrease in capital markets revenue of $4.3 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $1.0 million.	Decrease in commercial banking fees of $0.2 million.

Foreign exchange	Increase to other assets of $1.9 million.	Increase in commercial banking revenues of $1.0 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period
	Ended March 31,
	2008	2007
Net income	$100,135	$48,059
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	(124,042)	(8,715)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(292,343)	17,838
Less reclassification adjustment, net of tax:
Derivative instruments	(2,025)	(2,947)
Pensions	(125)	(117)
Investments available-for-sale	9,188	618

Comprehensive income	$(323,288)	$59,628

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $455.1 million, net accumulated losses on unfunded pension liabilities of $4.1 million and net accumulated losses on derivatives of $290.4 million at March 31, 2008 and net unrealized losses on securities of $153.5 million, net accumulated losses on unfunded pension liabilities of $4.2 million and net accumulated losses on derivatives of $168.4 million at December 31, 2007.
(8) MORTGAGE SERVICING RIGHTS
     At March 31, 2008 and December 31, 2007, Sovereign serviced residential real estate loans for the benefit of others totaling $11.5 billion and $11.2 billion, respectively. The fair value of the servicing portfolio at March 31, 2008 and December 31, 2007 was $128.9 million and $151.4 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2007	$141,076
Mortgage servicing assets recognized	13,390
Amortization	(6,419)

Gross balance at March 31, 2008	148,047
Valuation allowance	(20,176)

Balance as March 31, 2008	$127,871

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

	March 31, 2008	December 31, 2007	March 31, 2007
CPR speed	20.64%	14.70%	14.81%
Escrow credit spread	4.94%	5.12%	4.96%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
     A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2008 consisted of the following (in thousands):

Balance as of December 31, 2007	$1,473
Increase in valuation allowance for mortgage servicing rights	18,703

Balance as March 31, 2008	$20,176

     Due to the change in market CPR speeds and escrow credit spreads since year-end, Sovereign recorded a residential mortgage servicing right impairment charge of $18.7 million for the three-month period ended March 31, 2008.
     Sovereign had (losses)/gains on the sale of mortgage loans, multi-family loans and home equity loans of $13.2 million for the three-month period ended March 31, 2008, compared with $(107.1) million for the corresponding period ended March 31, 2007. The loss recorded in 2007 is a result of a $119.9 million charge recorded on the sale of $3.4 billion of correspondent home equity loans that were a part of our balance sheet restructuring.
     Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At March 31, 2008 and December 31, 2007, Sovereign serviced $11.7 billion and $10.9 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $17.3 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $1.7 million related to the multi-family loans sold to Fannie Mae and recognized servicing assets of $3.4 million during the first three months of 2008. Additionally, due to lower escrow credit rate assumptions and increased prepayment speed assumptions since year-end, Sovereign recorded a multi-family servicing right impairment of $4.9 million for the three-month period ended March 31, 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION
The following tables present certain information regarding the Company’s segments (in thousands):

		New	Metro
	Mid-Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
March 31, 2008	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$69,746	$137,081	$118,350	$73,463	$80,098	$3,442	$482,180
Fees and other income (1)	22,763	46,657	34,639	(8,043)	41,993	19,616	157,625
Provision for credit losses	13,529	14,525	14,905	65,757	26,284	—	135,000
General and administrative expenses	70,786	121,417	110,523	31,254	41,901	(16,617)	359,264
Depreciation/amortization	2,499	3,733	6,291	9,715	2,101	34,514	58,853
Income (loss) before income taxes	8,194	47,797	27,561	(37,818)	53,820	22,661	122,215
Intersegment revenues (expense) (2)	39,445	137,985	51,847	(246,742)	(120,484)	137,949	—
Total average assets	$5,292,486	$7,090,463	$11,473,899	$22,065,056	$14,523,024	$20,485,760	$80,930,688

		New	Metro
	Mid-Atlantic	England	New York	Shared	Shared
For the three-month period ended	Banking	Banking	Banking	Services	Services
March 31, 2007	Division	Division	Division	Consumer	Commercial	Other	Total

Net interest income (expense)	$75,454	$155,655	$153,127	$100,237	$61,836	$(58,456)	$487,853
Fees and other income	19,545	40,208	31,914	(112,355)	41,956	24,614	45,882
Provision for credit losses	3,454	3,907	3,758	18,683	16,198	—	46,000
General and administrative expenses	69,605	116,091	105,938	26,927	36,646	(25,211)	329,996
Depreciation/amortization	2,644	4,371	4,376	8,679	2,105	45,066	67,241
Income (loss) before income taxes	21,940	75,865	75,346	(63,291)	50,862	(118,783)	41,939
Intersegment revenues (expense) (2)	46,443	167,073	50,925	(298,025)	(147,059)	180,643	—
Total average assets	$4,871,903	$6,251,398	$13,236,795	$26,544,051	$12,638,966	$24,072,559	$87,615,672

(1)	Included in fees and other income in the Shared Services Consumer segment is an $18.7 million residential mortgage servicing right impairment charge that was recorded in the first quarter of 2008.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.
(10) RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
     SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
     Sovereign’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Sovereign’s adoption of SFAS No. 157 in Note 14.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Effective January 1, 2008, Sovereign adopted SFAS No. 159 on residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008. See further discussion and analysis of Sovereign’s adoption of this standard at Note 14.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (for example, acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, including contingent consideration, and requires expanded disclosures, SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, and Amendment of ARB No. 51” (“SFAS No. 160”) The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management is evaluating the potential effect this statement will have on Sovereign’s financial condition and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign will adopt SFAS 161 effective January 1, 2009, and adoption is not anticipated to have a material impact on the Consolidated Financial Statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS
     As described more fully in its annual report filed on Form 10-K, Sovereign has securitized certain financial assets to qualified special purpose entities which were deconsolidated in accordance with FAS 140.
     During the first quarter of 2008, Sovereign exercised its cleanup call option on its securitized mortgage loan portfolio. This did not have a significant impact on our consolidated statement of operations or financial condition.
     Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at March 31, 2008 and December 31, 2007, and the net credit losses for the three-month period ended March 31, 2008 and the year ended December 31, 2007 (in thousands):

	March 31, 2008			December 31, 2007
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$13,277,908	$145,155	$3,631	$13,397,822	$130,101	$7,498
Home Equity Loans and Lines of Credit	6,382,727	96,012	4,580	6,300,558	88,848	11,063
Commercial Real Estate and Multi-family Loans	18,181,282	73,162	13,647	17,526,885	57,623	15,540
Automotive Floor Plan Loans	1,272,822	8,881	2,359	1,255,729	—	335

Total Owned and Securitized	$39,114,739	$323,210	$24,217	$38,480,994	$276,572	$34,436

Less:
Securitized Mortgage Loans	$—	$—	$—	$56,629	$638	$30
Securitized Home Equity Loans	99,221	16,524	772	103,410	15,764	2,915
Securitized Commercial Real Estate and Multi-family Loans	967,915	—	—	973,601	—	—
Securitized Automotive Floor Plan Loans	855,000	—	2,359	855,000	—	335

Total Securitized Loans	$1,922,136	$16,524	$3,131	$1,988,640	$16,402	$3,280

Net Loans	$37,192,603	$306,686	$21,086	$36,492,354	$260,170	$31,156

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
At March 31, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

	Home
	Equity		Commercial
	Loans &	Auto	Loans
	Lines of	Floor	Secured by
	Credit	Plan Loans	Real Estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$4,697	$—	$4,697
Subordinated interest retained	—	43,996	7,829	51,825
Servicing rights	202	—	—	202
Interest only strips	6,732	1,010	—	7,742
Cash reserve	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$6,934	$54,084	$7,829	$68,847

Weighted-average life (in yrs)	1.59	0.43	8.34
Prepayment speed assumption (annual rate)
As of the date of the securitization	22%	50%	10%
As of December 31, 2007	17%	49%	10%
As of March 31, 2008	15%	42%	10%
Impact on fair value of 10% adverse change	$(766)	$(113)	$—
Impact on fair value of 20% adverse change	$(871)	$(218)	$—
Expected credit losses (annual rate)
As of the date of the securitization	0.75%	.25%	.50%
As of December 31, 2007	2.81%	.25%	.50%
As of March 31, 2008	2.51%	.25%	.50%
Impact on fair value of 10% adverse change	$(862)	$(43)	$(77)
Impact on fair value of 20% adverse change	$(1,062)	$(86)	$(153)
Residual cash flows discount rate (annual)
As of the date of the securitization	12%	8%	12%
As of December 31, 2007	12%	8%	17%
As of March 31, 2008	12%	8%	25%
Impact on fair value of 10% adverse change	$(791)	$(101)	$(95)
Impact on fair value of 20% adverse change	$(824)	$(201)	$(188)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $161.1 million at March 31, 2008 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $25.5 million at March 31, 2008. Sovereign investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) UNRECOGNIZED TAX BENEFITS
     At March 31, 2008, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $79.3 million. Of this amount, approximately $13.0 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill. The remaining balance of $66.3 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2007	$87,461
Additions based on tax positions related to the current year	3,581
Additions based on tax positions related to prior years	3,841
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(571)

Gross unrecognized tax benefits at March 31, 2008	94,312
Less: Federal, state and local income tax benefits	14,983

Net unrecognized tax benefits at March 31, 2008	79,329
Less: Unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized	13,027

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of March 31, 2008	$66,302

     Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month period ended March 31, 2008 and for the corresponding period in the prior year, Sovereign recognized approximately $1.3 million and $1.9 million, respectively, in interest and penalties. Included in gross unrecognized tax benefits at March 31, 2008 was approximately $11.4 million for the payment of interest and penalties.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in the second half of 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in our IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154 million related to these transactions and to assess interest and potentially penalties, the combined amount of which totaled approximately $70.1 million as of March 31, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potentially penalties, the combined amount of which totals approximately $15.8 million as of March 31, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $58 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2007.

Related party loans at December 31, 2007	$13,963
Loan fundings	4,612
Loan repayments	(556)

Related party loan balance at March 31, 2008	$18,019

     Related party loans at March 31, 2008 included commercial loans to affiliated businesses of directors of Sovereign Bancorp and the Bank totaling $14.9 million compared with $10.6 million at December 31, 2007. Related party loans at March 31, 2008 and December 31, 2007 also included consumer loans secured by residential real estate of $3.1 million and $3.4 million, respectively, to executive officers and directors of Sovereign Bancorp. Related party loans do not include undrawn commercial and consumer lines of credit that totaled $1.4 million and $1.3 million at March 31, 2008 and December 31, 2007, respectively.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New-York based mortgage firm. Meridian Capital refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $2.4 million and $1.6 million, respectively, of income due to its investment in Meridian Capital for the three-month period ended March 31, 2008 and March 31, 2007. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with Meridian Capital. Sovereign recognized gains on the sale of multi-family loans of $9.2 million and $10.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.
     As discussed in Note 3 in Sovereign’s 2007 Form 10-K, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Banco Santander Central Hispano (“Santander”), which makes Santander the largest shareholder and a related party. Per the terms of Sovereign’s investment agreement with Santander, Sovereign is permitted to have at least three Santander employees on its payroll, and Santander is permitted to have at least three Sovereign employees on its payroll.
     In 2006, Santander extended a total of $425 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. During the first quarter of 2008, the average balance outstanding was $98.7 million, which consisted entirely of standby letters of credit. As of March 31, 2008, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. The Bank paid approximately $0.3 million in fees to Santander for the three-month period ended March 31, 2008 in connection with these commitments.
     In February 2007, Sovereign entered into an agreement with Isban U.K., Ltd. (“Isban”), an information technology subsidiary of Santander, under which Isban performed a review of, and recommended enhancements to, Sovereign’s banking information systems. Sovereign has paid Isban $475,000, excluding expenses, for this review. In June 2007, Sovereign and Isban entered into an agreement whereby Isban will provide Sovereign certain consulting services through December 31, 2008. Sovereign has agreed to pay Isban $2.2 million, excluding expenses for these services.
     As discussed in Note 12 of our 2007 Form 10-K, Sovereign issued $300 million of senior notes during the first quarter of 2007 and Santander was a co-issuer of this issuance. Santander received underwriting fees of $37,500 in connection with this transaction.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE
     As discussed in Note 10, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements Sovereign adopted SFAS No. 159 on its residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008. Sovereign hedges its residential held for sale portfolio with forward sale agreements which are reported at fair value under SFAS No. 133. We historically did not apply hedge accounting to this loan portfolio because of the complexity of these accounting provisions. Under our historical lower of cost or market accounting treatment, we were unable to record the excess of our fair market value over book value but were required to record the corresponding reduction in value on our hedges. Under SFAS No. 159, both the loans and related hedges are carried at fair value which reduces earnings volatility.
     Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $623.6 million at March 31, 2008. The contractual principal amount of these loans totaled $623.9 million. The difference in fair value compared to principal balance of $0.3 million was recorded in mortgage banking revenues during the three-month period ended March 31, 2008. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loan held for sale portfolio is sold to these two agencies.
     The most significant instruments that the Company fair values include investment securities, derivative instruments and loans. The majority of the securities in the Company’s available for sale portfolios are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets.
     Currently, the Company uses derivative instruments to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs.
     To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees.
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements for derivatives using significant unobservable input (Level 3) as of March 31, 2008.
     When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE (continued)
     The following table presents the assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 10 for further information on the fair value hierarchy) as reported on the consolidated statements of financial condition at March 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance at
	Identical Assets	Observable Inputs	Unobservable	March 31,
	(Level 1)	(Level 2)	Inputs(Level 3)	2008
Assets:
US Treasury and government agency securities	$—	$67,257	$—	$67,257
Debentures of FHLB, FNMA and FHLMC	—	143,086	—	143,086
Corporate debt and asset-backed securities	—	54,290	479,351	533,641
Equity securities	—	20,716	605,740	626,456
State and municipal securities	—	2,389,415	—	2,389,415
Mortgage backed securities	—	5,976,898	1,221,666	7,198,564

Total investment securities available for sale	—	8,651,662	2,306,757	10,958,419
Loans held for sale	—	739,328	—	739,328
Derivatives	—	(364,316)	—	(364,316)
Mortgage servicing rights	—	—	146,109	146,109
Other assets	—	46,582	4,899	51,481

Total	$—	$9,073,256	$2,457,765	$11,531,021

     Sovereign’s Level 3 assets are primarily comprised of CDO’s, FNMA/FHLMC preferred stock and certain non-agency mortgage backed securities. These investments are thinly traded and, in certain instances, Sovereign is the sole investor in these securities. Sovereign receives third party broker quotes for these securities to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
     The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage
	Available	Servicing	Other
	for Sale	Rights	Assets	Total
Balance at December 31, 2007	$2,700,513	$162,623	$7,104	$2,870,240
Gains or losses in other comprehensive income	(319,414)	—	—	(319,414)
Gains or losses in earnings	—	(23,559)	—	(23,559)
Purchases/Additions	79	16,735	—	16,814
Repayments	(74,421)	—	(533)	(74,954)
Sales/Amortization	—	(9,690)	(1,672)	(11,362)

Balance at March 31, 2008	$2,306,757	$146,109	$4,899	$2,457,765

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) LEGAL CONTINGENCIES
Except as discussed below, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these routine litigation matters would have a material adverse effect on its financial position.
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
In the first quarter of 2008, a former employee filed a putative class action in Pennsylvania federal court alleging that the Company violated ERISA in connection with the management of certain plans. The plaintiff alleges that the Company knew or should have known that the Company’s stock was not a prudent investment for the Company’s retirement plan beginning on or about January 1, 2007. The complaint also alleges that the Company provided the putative class and the investing community with inadequate disclosure concerning the Company’s financial condition, resulting in the stock having an inflated value until the Company’s disclosures in January 2008. The Company believes that the claims are without merit and intends to vigorously defend the claims.
In the first quarter of 2008 a voluntary mediation was held in connection with a claim made against Sovereign related to an investment advisor in Massachusetts who defrauded numerous victims over a long period of time. The fraud reportedly amounted to tens of millions of dollars. The investment advisor’s companies had accounts at Sovereign. The court appointed an ancillary receiver to pursue claims against Sovereign and another bank, and the ancillary receiver filed a complaint against Sovereign. Some of the victims joined in the action as plaintiffs, and some of the claims are putative class action claims. The ancillary receiver recently filed a motion seeking class certification. Little progress was made towards a settlement at the voluntary mediation that was held in the first quarter of 2008 and a tentative trial date has been scheduled for July 2008. The Company believes the claims are without merit and intends to vigorously defend the claims.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
     Sovereign is a financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment, including interest rates, consumer and business confidence and spending, as well as competitive conditions within our geographic footprint.
     Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include: a strong franchise value in terms of market share and demographics and diversified loan portfolio and products. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. We have also not achieved our growth targets with respect to low cost core deposits.
     In order to improve our capital position, we plan on completing a comprehensive review of our business lines to ensure we are optimizing the use of capital. We anticipate that this review will result in a flat to declining balance sheet for the remainder of 2008 which, in turn, should help strengthen our capital ratios. Additionally, during 2007 Sovereign paid common stock dividends of $153 million. As discussed in our 2007 Form 10K, we suspended this dividend in light of the ongoing challenges facing the financial services industry to help bolster capital. Finally, we anticipate that internal equity generation through earnings will increase our capital ratios over the next several quarters. Sovereign earned $100 million of net income in the first quarter of 2008, despite a challenging credit environment which resulted in elevated provisions of credit losses compared to the corresponding period in the prior year. Our first quarter earnings added 18 basis points to Sovereign Bank’s total risk based capital ratio during the first quarter. However, our total risk based capital ratio declined to 10.24% at March 31, 2008 from 10.40% at December 31, 2007. This decline was due to an increase in regulatory risk weighted assets which was due to commercial loan growth as well as a $100 million decrease in the amount of subordinated debt issued by Sovereign Bank which qualified as Tier 2 regulatory capital. As previously discussed in our Form 10-K, Sovereign issued $500 million of 10-year subordinated debt in March 2003. Under current OTS rules, 5 years prior to maturity, 20% of the balance of these notes will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated notes will no longer qualify as Tier 2 capital.
     In order to improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and service. We are focused on a number of initiatives to improve the customer experience. During 2007, customer service personnel received refresher service training and we migrated back to having all customer service functions being domestically based. We realigned our consumer and commercial infrastructure by consolidating our commercial and retail banking management structure. We also rationalized and simplified our retail deposit product set by reducing the number of retail checking products we offer.
     In the fourth quarter of 2007, we piloted a new retail deposit strategy called “Customer First” in certain markets within our footprint. The goal of Customer First is to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. The results of this initial rollout were positive and we implemented Customer First throughout our entire branch network in the first quarter of 2008. Additionally, in the first quarter of 2008, Sovereign hired a senior level executive who reports to our Chief Executive Officer to lead our Retail Banking Divisions. We believe these two steps helped stabilize our deposit base in the first quarter of 2008, as average retail and commercial deposits increased to $38.4 billion, compared to $38.1 billion at year-end and $37.3 billion a year ago.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
     The Banking industry has experienced significant consolidation in recent years. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competition, including loan and deposit pricing, customer expectations and the capital markets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a mildly liability sensitive interest rate risk position. Sovereign restructured its balance sheet and sold approximately $8.0 billion of low margin and/or high credit risk assets in early 2007. We utilized the proceeds to pay off higher cost borrowings. The impact of this balance sheet restructuring and our liability sensitive interest rate position helped increase our net interest margin during the first quarter of 2008 to 2.88% from 2.77% in the fourth quarter of 2007. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced a deterioration in certain key credit quality performance indicators in the first quarter of 2008 and the second half of 2007 which has resulted in higher levels of charge-offs and provision for credit losses. For the first quarter of 2008, the provision for credit losses and charge-offs were $135.0 million and $74.3 million, respectively, compared to $46.0 million and $24.1 million in the first quarter of 2007, respectively. The increases in charge-offs have been driven primarily by our consumer businesses including auto, residential and home equity lending.
     During the first quarter of 2007, Sovereign sold $3.4 billion of correspondent home equity loans but decided to retain $658 million due to adverse market conditions. Sovereign had previously stopped originating this loan product in the first quarter of 2006. We wrote the loans that we retained down to fair value. This write-down included an estimate of future credit losses associated with the loans based on current market conditions at that time. However, declining real estate values and limited availability of credit in the marketplace reduced refinancing options for these customers. As a result, Sovereign recorded additional provisions of $47 million in the third quarter of 2007. As of March 31, 2008, Sovereign has $321.5 million of first lien loans and $117.6 million of second lien correspondent home equity loans, which have total credit reserves of $11.6 million and $47.8 million, respectively.
     Additionally, during 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“the out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. However credit losses were higher than our expectations for those new originations. Effective January 31, 2008, Sovereign ceased originating new auto loans from this market. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. We believe these two decisions will lower loss rates in future periods, however losses are anticipated to remain at elevated levels during the first half of 2008 as the newly originated loans continue to season. In the first quarter of 2008, losses were in line with our forecast. However, deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in 2008. The remaining balance of our auto out-of-market loan portfolio at March 31, 2008 was $2.4 billion with reserves for credit losses of $91.4 million.
     As discussed previously, conditions in the housing market significantly impacted certain areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign has residential real estate loans totaling $13.3 billion at March 31, 2008. However, actual credit losses on these loans have been modest and totaled $4.9 million during the three-month period ended March 31, 2008. Our first quarter loss rate did increase to 15 basis points which would equate to annualized 2008 losses of $19.4 million. We believe these amounts are quite favorable compared to the industry. We believe this can be attributed to Sovereign’s conservative underwriting approach for this portfolio as we did not originate any negative amortization loans nor did we offer any adjustable rate mortgages with below market rates during an introductory period (i.e. teaser rate loans). Although we do have Alt-A loans, (loans that provide customers with reduced documentation requirements in return for a quicker decisioning and higher interest rates) these loans are generally of a high quality and have a weighted average FICO at origination of 719 and average loan to values of 66%. Future losses in our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market. Sovereign also has $5.9 billion of home equity loans and lines of credit (excluding the correspondent home equity loans mentioned above). Credit losses on these loans for the three-month period ended March 31, 2008 were $5.4 million. This portfolio consists of loans with an average FICO at origination of 791 and an average loan to value of 63%. We have total reserves of $30.8 million for our home equity loan portfolio at March 31, 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     During the first quarter of 2008, we continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios. Non-performing assets for these portfolios increased to $140.3 million and $95.4 million at March 31, 2008 from $85.4 million and $61.8 million at December 31, 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $57.7 million during the first quarter. This increase was a significant component of our provision for credit losses of $135.0 million during the first quarter of 2008. A large portion of these increases is tied to companies that are in housing related industries. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
     Net income was $100.1 million, or $0.20 per diluted share for the three-month period ended March 31, 2008 as compared to $48.1 million, or $0.09 per diluted share for the three-month period ended March 31, 2007. Net income in the first quarter of 2007 included charges of $183.3 million ($119.2 million after-tax or $0.25 per share) related to our 2007 balance sheet restructuring and an expense saving initiative. The first quarter 2008 results included an elevated provision for credit losses compared with the corresponding period in the prior year. Due to the slowing economic conditions and the deterioration in most categories of our loan portfolios, the provision for credit losses has increased to $135 million in the three-month period ended March 31, 2008 compared to $46 million for the three-month period ended March 31, 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2008 AND 2007
(in thousands)

	2008			2007
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$13,034,150	$200,922	6.17%	$15,175,372	$230,601	6.09%
LOANS:
Commercial loans	27,108,494	422,410	6.26%	24,599,792	438,157	7.21%
Multi-Family	4,316,489	65,907	6.12%	5,890,879	98,783	6.72%
Consumer loans
Residential mortgages	13,272,189	187,088	5.64%	15,592,954	223,023	5.72%
Home equity loans and lines of credit	6,217,574	96,072	6.21%	9,497,940	165,351	7.04%

Total consumer loans secured by real estate	19,489,763	283,160	5.82%	25,090,894	388,374	6.22%

Auto loans	6,967,076	121,196	7.00%	5,186,143	86,142	6.74%
Other	314,006	6,404	8.20%	422,161	8,821	8.47%

Total consumer	26,770,845	410,760	6.16%	30,699,198	483,337	6.34%

Total loans	58,195,828	899,077	6.20%	61,189,869	1,020,277	6.72%
Allowance for loan losses	(721,543)	—	—	(474,518)	—	—

NET LOANS	57,474,285	899,077	6.28%	60,715,351	1,020,277	6.78%

TOTAL EARNING ASSETS	70,508,435	1,099,999	6.26%	75,890,723	1,250,878	6.64%
Other assets	10,422,253	—	—	11,724,949	—	—

TOTAL ASSETS	$80,930,688	$1,099,999	5.45%	$87,615,672	$1,250,878	5.75%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Core deposits and other related accounts	$28,145,395	$160,529	2.29%	$29,722,658	$225,503	3.08%
Time deposits	14,334,371	154,574	4.34%	15,747,878	187,748	4.84%

TOTAL DEPOSITS	42,479,766	315,103	2.98%	45,470,536	413,251	3.69%

BORROWED FUNDS:
FHLB advances	18,685,052	214,819	4.61%	18,099,582	226,035	5.04%
Fed funds and repurchase agreements	1,131,202	9,417	3.35%	1,743,010	23,229	5.40%
Other borrowings	3,625,668	54,650	6.04%	5,412,697	76,971	5.71%

TOTAL BORROWED FUNDS	23,441,922	278,886	4.77%	25,255,289	326,235	5.21%

TOTAL FUNDING LIABILITIES	65,921,688	593,989	3.62%	70,725,825	739,486	4.23%
Demand deposit accounts	6,342,945	—	—	6,335,301	—	—
Other liabilities	1,722,005	—	—	1,819,565	—	—

TOTAL LIABILITIES	73,986,638	593,989	3.22%	78,880,691	739,486	3.79%
STOCKHOLDERS’ EQUITY	6,944,050	—	—	8,734,981	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,930,688	593,989	2.95%	$87,615,672	739,486	3.41%

NET INTEREST INCOME		$506,010			$511,392

NET INTEREST SPREAD (1)			2.64%			2.41%

NET INTEREST MARGIN (2)			2.88%			2.70%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month period ended March 31, 2008 was $482.2 million compared to $487.9 million for the same period in 2007. The decrease in net interest income was due to a decrease in average interest earning assets to $70.5 billion for the three-month period ending March 31, 2008 compared to $75.9 billion for the three-month period ending March 31, 2007 as a result of the sale of $3.4 billion, $2.9 billion and $1.2 billion of correspondent home equity, residential mortgage loans and multi-family loans, respectively, in connection with our balance sheet restructuring in the first quarter of 2007. Partially offsetting this decrease was an increase in net interest margin for the three-month period ended March 31, 2008 to 2.88%, compared to the corresponding period in the prior year of 2.70%. The reason for the increase has been due to the recent steepening of the yield curve, the balance sheet restructuring we executed in the first quarter of 2007 and reductions in short-term interest rates which has benefited us given our mildly liability sensitive interest rate position.
     Interest on investment securities and interest earning deposits was $180.9 million for the three-month period ended March 31, 2008, compared to $210.4 million for the same period in 2007. The average balance of investment securities was $13.0 billion with an average tax equivalent yield of 6.17% for the three-month period ended March 31, 2008 compared to an average balance of $15.2 billion with an average yield of 6.09% for the same period in 2007. The increase in yield is primarily due to purchase mark amortization on certain investment securities that were acquired from the Independence acquisition which benefited investment yields by 7 basis points in the first quarter of 2008.
     Interest on loans was $895.3 million for the three-month period ended March 31, 2008, compared to $1.0 billion for the three-month period in 2007. The average balance of loans was $58.2 billion with an average yield of 6.20% for the three-month period ended March 31, 2008 compared to an average balance of $61.2 billion with an average yield of 6.72% for the same period in 2007. Average balances of commercial loans in 2008 increased $2.5 billion, as compared to 2007 primarily due to strong organic growth in our commercial loan portfolio. Commercial loan yields have decreased 95 basis points due to the decline in short-term interest rates which has decreased the yields on our variable rate loan products. Average residential mortgages decreased $2.3 billion due to the sale of $2.9 billion of residential loans in the first quarter of 2007. Average home equity loans and lines of credit decreased $3.3 billion from the prior year due to the sale of $3.4 billion of correspondent home equity loans in connection with the previously mentioned balance sheet restructuring at the end of the first quarter of 2007. Average multi-family loans decreased $1.6 billion from the prior year due to the sale of $1.3 billion of multi-family loans in the first quarter of 2007 and approximately $688 million in the second quarter of 2007 as a part of a commercial mortgage backed securitization. Average balances of auto loans increased to $7.0 billion from $5.2 billion due to organic in-market growth and a decision towards the middle of 2006 to expand out-of-market loans. The out of market loans have significantly contributed to the growth in auto loans. However, as previously discussed, losses on these loans have been higher than our expectations and effective January 31, 2008, management ceased originating loans from these channels.
     Interest on deposits and related customer accounts was $315.1 million for the three-month period ended March 31, 2008, compared to $413.3 million for the same period in 2007. The average balance of deposits was $42.5 billion with an average cost of 2.98% for the three-month period ended March 31, 2008 compared to an average balance of $45.5 billion with an average cost of 3.69% for the same period in 2007. The average balance of non-interest bearing demand deposits has remained constant with $6.3 billion in both periods. The decrease in the balance of total deposits is primarily due to decreases in costlier wholesale deposit categories. The decrease in average cost is due primarily to decreases in costlier wholesale deposit categories as well as a reduction in short-term interest rates.
     Interest on borrowed funds was $278.9 million for the three-month period ended March 31, 2008, compared to $326.2 million for the same period in 2007. The average balance of borrowings was $23.4 billion with an average cost of 4.77% for the three-month period ended March 31, 2008 compared to an average balance of $25.3 billion with an average cost of 5.21% for the same period in 2007. The decline in average borrowings is due to our 2007 balance sheet restructuring and the decline in average cost is due to reductions in short-term interest rates.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable rate funding (currently at 4.88%) during the non-call period which ranges from 6 to 18 months. After the non-call period, the interest rates on these advances resets to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they would mature on various dates ranging from August 2012 to September 2016.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2008 was $135.0 million, compared to $46.0 million for the same period in 2007. The provision for credit losses for the three months ended March 31, 2008 includes a higher level of provision versus 2007 due to several factors as discussed below.
     Sovereign experienced further deterioration in the credit quality of certain commercial loans due to weakening market conditions. As a result of an increase in criticized and non-accrual loans and growth of $2.9 billion in our commercial real estate loans and commercial industrial loans, Sovereign increased the provision for credit losses by approximately $57.7 million for our commercial portfolio since year-end. Although we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
     Finally, weakening credit conditions increased charge-offs in the first quarter of 2008 to $74.3 million compared to $24.1 million for the corresponding period in the prior year. This equates to an annualized net loan charge-off to average loan ratio of 0.51% for the three months ended March 31, 2008 compared to 0.16% for the comparable period in the prior year. The majority of the increase was related to our consumer loan portfolio including auto, residential mortgages and home equity loans. Approximately $28.3 million of the charge-offs in the first quarter of 2008 compared to $1.2 million in the first quarter of 2007 relate to auto loans in the Southeast and Southwest markets. We ceased originating new auto loans in the Southeast and Southwest markets effective January 31, 2008.
     Non-performing assets were $484.4 million or 0.59% of total assets at March 31, 2008, compared to $361.6 million or 0.43% of total assets at December 31, 2007 and $278.4 million or 0.34% of total assets at March 31, 2007. The reason for the increase since year-end is due to an increase in non-performing commercial loans, a significant portion of which relates to the housing industry. We factored in this increase when establishing our loan loss reserves at March 31, 2008 and it was one of the factors that led to the aforementioned increase of $57.7 million of provisions during the first quarter of 2008 on our commercial loan portfolio. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Three-Month Period Ended
	March 31,
	2008	2007
Allowance for loan losses, beginning of period	$709,444	$471,030

Charge-offs:
Commercial	17,523	16,032
Consumer secured by real estate	16,119	5,792
Consumer not secured by real estate	66,586	19,580

Total Charge-offs	100,228	41,404

Recoveries:
Commercial	2,395	4,161
Consumer secured by real estate	1,901	3,705
Consumer not secured by real estate	21,636	9,448

Total Recoveries	25,932	17,314

Charge-offs, net of recoveries	74,296	24,090
Provision for loan losses (1)	140,293	45,239
Allowance released in connection with loan sales	—	4,893

Allowance for loan losses, end of period	775,441	487,286

Reserve for unfunded lending commitments, beginning of period	28,301	15,255
Provision/(benefit) for unfunded lending commitments (1)	(5,293)	761
Reserve for unfunded lending commitments, end of period	23,008	16,016

Total Allowance for credit losses	$798,449	$503,302

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest Income
     Total non-interest income was $171.8 million for the three-month period ended March 31, 2008, compared to $46.9 million for the same period in 2007. The first quarter of 2007 includes a $119.9 million charge on the correspondent home equity loan portfolio that was sold in connection with the balance sheet restructuring.
     Consumer banking fees were $73.2 million for the three-month period ended March 31, 2008, compared to $68.0 million for the same period in 2007, representing an 8% increase. The increase for the three months ended March 31, 2008 is due primarily to growth in deposit fees to $57.0 million for the three-month period ended March 31, 2008 compared to $54.8 million for the corresponding period in the prior year due to certain pricing changes on deposit products.
     Commercial banking fees were $54.4 million for the three-month period ended March 31, 2008, compared to $49.4 million for the same period in 2007, representing an increase of 10%. The increase for the three-months ended March 31, 2008 is due primarily to growth in deposit fees to $19.9 million for the three-month period ended March 31, 2008 compared to $13.6 million for the corresponding period in the prior year due to an increase in cash management fees.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net mortgage banking income was composed of the following components (in thousands):

	Three months ended
	March 31,
	2008	2007
Sales of mortgage loans and related securities	3,977	5,547
Sale of correspondent home equity loans	—	(119,892)
Net gains/(loss) under SFAS 133	1,370	(388)
Mortgage servicing fees	11,917	9,729
Amortization of mortgage servicing rights	(8,069)	(9,482)
Impairments to residential mortgage servicing rights	(18,703)	—
Sales of multi-family loans	9,231	10,557
Impairments to multi-family mortgage servicing rights	(4,856)	—
Net loss recorded on commercial mortgage backed securitization	—	(3,276)

Total mortgage banking income	$(5,133)	$(107,205)

     Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     In the first quarter of 2008, Sovereign recorded gains on the sale of multi-family loans of $9.2 million on $1.0 billion of multi-family loans compared to gains of $10.6 million on the sale of $1.8 billion of loans for the corresponding period in the prior year. The first quarter of 2007 had a higher level of sales due to the previously discussed balance sheet restructuring. In the first quarter of 2008, Sovereign recorded gains on the sale of mortgage loans of $4.0 million on $909.1 million of mortgage loans compared to gains of $5.5 million on $793.2 million of loans for the corresponding period in the prior year. The first quarter of 2007 included the previously discussed $119.9 million charge on the correspondent home equity portfolio.
     At March 31, 2008, Sovereign serviced approximately $11.5 billion of residential mortgage loans for others and our net mortgage servicing asset was $127.9 million, compared to $11.2 billion of loans serviced for others and a net mortgage servicing asset of $141.1 million, at December 31, 2007. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For the three-month period ended March 31, 2008, Sovereign recorded $18.7 million of mortgage servicing right impairment reserves due to an increase in prepayment speed assumptions at March 31, 2008 compared to December 31, 2007 as shown below. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2008	December 31, 2007	March 31, 2007
CPR speed	20.64%	14.70%	14.81%
Escrow credit spread	4.94%	5.12%	4.96%

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
     Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Generally, the Company can originate and sell loans to Fannie Mae for not more than $20.0 million per loan. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
     The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2008 and December 31, 2007, Sovereign had a $26.0 million and $23.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At March 31, 2008 and December 31, 2007, Sovereign serviced $11.7 billion and $10.9 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $222.8 million and $206.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $17.3 million and $20.4 million at March 31, 2008 and December 31, 2007, respectively. During the three-month period ended March 31, 2008 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $1.7 million and $1.5 million, respectively. Additionally, during the first quarter of 2008, Sovereign recorded a $4.9 million servicing right asset impairment charge due to lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
     Capital markets revenues increased to $10.4 million for the three-month period ended March 31, 2008, compared to $5.7 million for the same period in 2007. The reason for this increase was due to the recent declining interest rate environment which has allowed us to sell more interest rate derivative products to our customers.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies as well as the receipt of insurance proceeds. The decrease in BOLI income to $19.4 million for the three-month period ended March 31, 2008, compared to $20.5 million for the comparable period in the prior year is primarily due to decreased death benefits in 2008.
     Net gains on sales of investment securities were $14.1 million for the three-month period ended March 31, 2008, compared to $1.0 million for the same period in 2007. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and Administrative Expenses
     General and administrative expenses for the three-month period ended March 31, 2008 were $359.3 billion, compared to $330.0 million for the same period in 2007. General and administrative expenses increased for the three-month period ended March 31, 2008 primarily due to increased deposit insurance premiums and an increase in compensation costs. Higher deposit premium assessment rates were established in 2007 by the FDIC; however, Sovereign received a $29 million credit to be applied against future assessments, which was exhausted in the fourth quarter of 2007. As a result, we incurred higher deposit premiums of $7.6 million in the first quarter of 2008 compared to the corresponding period in the prior year. Additionally, compensation and benefit costs increased $11.3 million from the same period in the prior year primarily due to merit increases. Average full time equivalents during the first quarter of 2008 declined to 11,206 from 11,435 for the comparable prior year period due to the reduction in workforce as part of our restructuring plan in 2007. As previously discussed, Sovereign received proceeds from the mandatory redemption of our Visa IPO shares. This amount was net of proceeds Visa funded to an escrow account to provide for possible costs associated with pending litigation against Visa and its member banks. This funding allowed member banks of Visa to reverse litigation related accruals made in 2007. Sovereign had accrued $7.8 million in 2007 for this exposure and reversed $6.4 million of this amount in the three-month period ended March 31, 2008.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense, employee severance and other restructuring and proxy and related professional fees. Other expenses were $37.5 million for the three-month period ended March 31, 2008, compared to $116.8 million for the same period in 2007. The reason for the variance is discussed below.
     Sovereign recorded charges of $20.0 million and $43.4 million for the three-month period ended March 31, 2007 associated with restructuring charges and freezing its ESOP, respectively. Additionally, the first quarter of 2007 included $6.2 million of expense related to an equity method investment Sovereign had in a synthetic fuel partnership that generated Section 29 tax credits for the production of fuel from a non-conventional source. We amortized this through December 31, 2007 since this is the period through which we received the tax credits. Therefore, we did not incur any expense in the first quarter of 2008 related to this investment.
     Sovereign recorded intangible amortization expense of $29.1 million for the three-month period ended March 31, 2008, compared to $33.3 million for the corresponding period in the prior year. The decrease in the three-month period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax Provision/(Benefit)
     An income tax provision of $22.1 million was recorded for the three-month period ended March 31, 2008, compared to an income tax benefit of $(6.1) million for the same period in 2007. The effective tax rate for the three-month period ended March 31, 2008 was 18.1%, compared to (14.6)% for the same period in 2007. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, and tax credits associated with low income housing investment partnerships. The lower effective tax rate for the three-month period ended March 31, 2007 results from the lower amount of pre-tax income of the Company for that time period. Additionally, as discussed above, the three-month period ended March 31, 2008 did not have any tax credits associated with the synthetic fuel partnership.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in the second half of 2008. Included in this examination cycle are two separate financing transactions with an international bank, totaling $1.2 billion which are discussed in Note 12 in the Company’s Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in the IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154 million related to these transactions and to assess interest and potentially penalties, the combined amount of which totaled approximately $70.1 million as of March 31, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potentially penalties, the combined amount of which totals approximately $15.8 million as of March 31, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $58 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income, and regulatory capital in future periods.
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. During the first quarter of 2008, certain changes to our executive management team were announced such as the hiring of a new head of Retail Banking and a new Chief Financial Officer. These events are anticipated to impact how our executive management team will measure and assess our business performance in future periods. We are in the process of updating our business unit profitability system and once these reporting changes have been finalized, we expect that this will reduce our reportable segments in future periods.
     The Mid-Atlantic Banking Division’s net interest income decreased $5.7 million to $69.7 million for the three-month period ended March 31, 2008 compared to the corresponding period in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Banking Divisions receive credit for on their deposits. The net spread on a match funded basis for this segment was 2.10% for the first three months of 2008 compared to 2.43% for the same period. The average balance of loans was $5.3 billion for the three months ended March 31, 2008 compared to an average balance of $4.8 billion for the corresponding period in the preceding year. The average balance of deposits was $8.3 billion for the three months ended March 31, 2008, compared to $8.1 billion for the same period a year ago. The provision for credit losses increased $10.1 million for the three months ended March 31, 2008, and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses totaled $70.8 million for the three months ended March 31, 2008, compared to $69.6 million for the three months ended March 31, 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The New England Banking Division’s net interest income decreased $18.6 million to $137.1 million for the three-month period ended March 31, 2008, compared to the corresponding period in the preceding year. The decrease in net interest income was principally due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Banking Divisions receive credit for on their deposits. The net spread on a match funded basis for this segment was 2.20% for the first three months of 2008 compared to 2.71% for the same period in the prior year. The average balance of loans was $7.0 billion for the three months ended March 31, 2008 compared to an average balance of $6.0 billion for the corresponding period in the preceding year. The average balance of deposits was $18.7 billion for the three months ended March 31, 2008, compared to $17.9 billion for the same period a year ago. The provision for credit losses increased $10.6 million to $14.5 million for the three-month period ended March 31, 2008, and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) increased from $116.1 million for the three months ended March 31, 2007, to $121.4 million for the three months ended March 31, 2008 or an increase of 4.6%. The increase in general and administrative expenses is due to increased deposit insurance premiums of $3.0 million due to new FDIC assessments on deposits that Sovereign began to be assessed in 2008 as previously discussed.
     The Metro New York Banking Division’s net interest income decreased $34.8 million to $118.4 million for the three-month period ended March 31, 2008, compared to the corresponding period in the preceding year. The decline in net interest income for the three-month period ended March 31, 2008 is due to spread compression due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Banking Divisions receive credit for on their deposits. The net spread on a match funded basis for this segment was 1.76% for the first three months of 2008 compared to 2.16% for the same period in the prior year reflecting the difficult interest rate environment. The average balance of loans was $11.4 billion for the three months ended March 31, 2008 compared to an average balance of $13.1 billion for the corresponding period in the preceding year. The average balance of deposits was $16.2 billion for the three months ended March 31, 2008, compared to $16.3 billion for the same period a year ago. The increase in fees and other income of $2.8 million for the three-month period ended March 31, 2008 compared to the corresponding period in the preceding year was primarily due to increases in commercial and consumer deposit fees, offset by a $3.0 million decrease in mortgage banking fees which was the result of the previously discussed multi-family servicing right impairment charge. The provision for credit losses increased $11.1 million to $14.9 million for the three-month period ended March 31, 2008, and is driven by higher reserve allocations for the division’s commercial loans. General and administrative expenses (including allocated corporate and direct support costs) increased from $105.9 million for the three months ended March 31, 2007, to $110.5 million for the three months ended March 31, 2008. The increase in general and administrative expenses is due to increased deposit insurance premiums of $2.6 million due to new FDIC assessments on deposits that Sovereign began to be assessed in 2008 as previously discussed.
     The Shared Services Consumer segment net interest income decreased $26.8 million to $73.5 million for the three-month period ended March 31, 2008 compared to the corresponding period in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis and a decrease in average loans due to the sale of $3.4 billion of correspondent home equity loans and $2.9 billion of residential mortgage loans as part of the balance sheet restructuring executed in early 2007. The net spread on a match funded basis for this segment was 1.52% for the first three months of 2008 compared to 1.63% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2008 was $21.0 billion compared with $25.5 billion for the corresponding period in the prior year. Fees and other income was a net loss of $8.0 million for the three-month period ended March 31, 2008 compared to a loss of $112.4 million for the corresponding period in the prior year. The prior year results included a charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses increased $47.1 million to $65.8 million at March 31, 2008 due to a higher level of losses on our indirect auto portfolio particularly related to out-of-market auto loans. Charge-offs on out-of-market auto loans increased to $28.3 million during the first quarter of 2008 compared to $1.2 million during the first quarter of 2007. General and administrative expenses totaled $31.3 million for the three months ended March 31, 2008, compared to $26.9 million for the three months ended March 31, 2007. The increase in expenses for the three-month period ended March 31, 2008 is a result of increased marketing expenses of $6.1 million.
     The Shared Services Commercial segment net interest income increased $18.3 million to $80.1 million for the three-month period ended March 31, 2008 compared to the corresponding period in the preceding year due to growth in our commercial loan portfolios due to our emphasis on this asset class and a de-emphasis on wholesale residential loans, investment securities and other lower yielding asset classes. The net spread on a match funded basis for this segment was 2.24% for the first three months of 2008 compared to 2.23% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2008 was $13.6 billion compared with $11.7 billion for the corresponding period in the prior year. The provision for credit losses increased $10.1 million to $26.3 million for the three months ended March 31, 2008 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. General and administrative expenses (including allocated corporate and direct support costs) were $41.9 million for the three months ended March 31, 2008 compared with $36.6 million for the corresponding period in the prior year. The reason for the increase is due to investments needed to support the growth of this reporting segment.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The net income before income taxes for Other increased $141.5 million to $22.7 million for the three months ended March 31, 2008 compared to a loss of $118.8 million in the corresponding period in the preceding year. Results for the three months ended March 31, 2007 included charges of $43.4 million and $20.0 million related to freezing our ESOP plan and certain restructuring charges, respectively. Net interest income increased $61.9 million to $3.4 million for the three months ended March 31, 2008 compared to the corresponding period in the preceding year due primarily to investment yields increasing 8 basis points while borrowings decreased 44 basis points for the three-month period ended March 31, 2008. Average borrowings for the three-month period ended March 31, 2008 and 2007 were $23.4 billion and $25.3 billion, respectively, with an average cost of 4.77% and 5.21%. Average investments for the three-month period ended March 31, 2008 and 2007 was $13.0 billion and $15.2 billion respectively, at an average yield of 6.17% and 6.09%.
     The Other segment also included restructuring and severance charges of $20.0 million as well as $43.4 million expense related to freezing our ESOP plan for the three-months ended March 31, 2007.
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 1 to the December 31, 2007 consolidated financial statements filed on Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, derivatives, income taxes and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2007 Management’s Discussion and Analysis filed on Form 10-K.
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 10 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FINANCIAL CONDITION
Loan Portfolio
     At March 31, 2008, commercial loans totaled $27.9 billion representing 47.3% of Sovereign’s loan portfolio, compared to $26.7 billion or 46.2% of the loan portfolio at December 31, 2007 and $25.0 billion or 44.6% of the loan portfolio at March 31, 2007. At both March 31, 2008 and December 31, 2007, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2007 has been driven by organic loan growth. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s 2007 restructuring plan to deemphasize lower yielding residential and multi-family loans.
     At March 31, 2008, multi-family loans totaled $4.3 billion representing 7.4% of Sovereign’s loan portfolio, compared to $4.2 billion or 7.3% of the loan portfolio at December 31, 2007 and $4.8 billion or 8.6% of the loan portfolio at March 31, 2007. The decrease from the prior year is due to our strategy to reduce the percentage of this asset class that is held on balance sheet and increase the amount that can be sold to Fannie Mae or other third parties via the secondary markets. In the second quarter of 2007, Sovereign sold $687.7 million of this loan portfolio as part of a commercial mortgage backed securitization.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.3 billion and residential loans of $13.3 billion) totaled $19.6 billion at March 31, 2008, representing 33.2% of Sovereign’s loan portfolio, compared to $19.5 billion, or 33.8%, of the loan portfolio at December 31, 2007 and $20.3 billion or 36.2% of the loan portfolio at March 31, 2007.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $6.8 billion and other consumer loans of $0.3 million) totaled $7.1 billion at March 31, 2008, representing 12.1% of Sovereign’s loan portfolio, compared to $7.3 billion, or 12.7%, of the loan portfolio at December 31, 2007 and $5.9 billion or 10.6% of the loan portfolio at March 31, 2007. The increase in the consumer loan portfolio not secured by real estate from prior year is primarily due to organic in-market growth and out-of-market auto loans during 2007. However, as previously discussed, effective January 31, 2008, management ceased originating out-of-market auto loans.
Non-Performing Assets
     At March 31, 2008, Sovereign’s non-performing assets increased by $122.8 million to $484.4 million compared to $361.6 million at December 31, 2007. This increase is due primarily to commercial real estate loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets weakened to 0.82% at March 31, 2008 from 0.63% at December 31, 2007. This was one of the factors that led Sovereign to increase its reserves for credit losses on this portfolio to 1.53% at March 31, 2008 compared to 1.40% at December 31, 2007. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2008	2007
Non-accrual loans:
Consumer:
Residential mortgages	$108,802	$90,881
Home equity loans and lines of credit	60,287	56,099
Auto loans and other consumer loans	2,417	3,446

Total consumer loans	171,506	150,426
Commercial	140,270	85,406
Commercial real estate	95,363	61,750
Multi-family	10,367	6,336

Total non-accrual loans	417,506	303,918
Restructured loans	324	370

Total non-performing loans	417,830	304,288

Other real estate owned	49,668	43,226
Other repossessed assets	16,888	14,062

Total other real estate owned and other repossessed assets	66,556	57,288

Total non-performing assets	$484,386	$361,576

Past due 90 days or more as to interest or principal and accruing interest	$64,869	$68,770
Annualized net loan charge-offs to average loans	.51%	.25%
Non-performing assets as a percentage of total assets	.59%	.43%
Non-performing loans as a percentage of total loans	.71%	.53%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	.82%	.63%
Allowance for credit losses as a percentage of total non-performing assets (1)	164.8%	204.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	191.1%	242.4%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest decreased by $3.9 million from December 31, 2007 to March 31, 2008, mostly attributable to decreases of $3.4 million and $2.2 million in auto loans and residential loans, respectively, offset by a $2.2 million increase in correspondent home equity loans. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $138.9 million and $140.3 million at March 31, 2008 and December 31, 2007, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	March 31, 2008		December 31, 2007
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$491,637	55%	$433,951	54%
Consumer loans secured by real estate	129,801	33	117,380	34
Consumer loans not secured by real estate	144,560	12	149,768	12
Unallocated allowance	9,443	n/a	8,345	n/a

Total allowance for loan losses	$775,441	100%	$709,444	100%
Reserve for unfunded lending commitments	23,008		28,301

Total allowance for credit losses	$798,449		$737,745

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
     Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $434.0 million at December 31, 2007 (1.40% of commercial loans) to $491.6 million at March 31, 2008 (1.53% of commercial loans). This is a result of an increase in non-performing assets at March 31, 2008 and loan growth which required additional reserves. Additionally, Sovereign increased its reserve allocations in the first quarter of 2008 in anticipation of continued deteriorating in these loan portfolios in the near term. A large portion of this increase was related to loans to companies that are in housing related industries. We expect that the difficult housing environment as well as economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in increased reserve allocations in future periods.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $129.8 million at March 31, 2008 from $117.4 million at December 31, 2007. The increase is primarily the result of increased reserves allocated to our residential loan portfolio due to continued weaknesses in residential real estate prices. As a percentage of consumer loans secured by real estate the allowance was 0.68% at March 31, 2008 compared with 0.60% at December 31, 2007.
     Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $5.2 million of losses on the remaining loans in the structure which totaled $3.2 billion at March 31, 2008. Sovereign is reimbursed to the next $55 million of losses under the terms of the credit default swap. Losses above $60.2 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio decreased from $149.8 million at December 31, 2007 to $144.6 million at March 31, 2008 primarily due to a decrease in auto loans of $213.2 million. This decline was due to our decision to stop originating out of market loans effective January 31, 2008 as well as a reduction in the amount of auto loan originations in the first quarter of 2008 compared to prior quarters within our geographic footprint, as we have strengthened our underwriting standards. First quarter 2008 auto loan originations totaled $503 million with an average FICO score of 749 compared to fourth quarter 2007 originations of $549 million with an average FICO score of 708. The allowance as a percentage of consumer loans not secured by real estate was 2.04% at December 31, 2007 and 2.03% at March 31, 2008.
     Unallocated Allowance. The unallocated allowance for loan losses increased to $9.4 million at March 31, 2008 from $8.3 million at December 31, 2007. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has decreased from $28.3 million at December 31, 2007 to $23.0 million at March 31, 2008 due to changes in the amounts of unfunded commitments during these time periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, collateralized debt obligations and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at March 31, 2008 was 5.6 years.
     Total investment securities available-for-sale were $11.0 billion at March 31, 2008 and $13.9 billion at December 31, 2007. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Other investments, which consists of FHLB stock and repurchase agreements, decreased slightly to $1.1 billion at March 31, 2008 from $1.2 billion at December 31, 2007.
Goodwill and Other Intangible Assets
     Goodwill was $3.4 billion at both March 31, 2008 and December 31, 2007. Other intangibles decreased by $29.1 million at March 31, 2008 compared to December 31, 2007 due to year-to-date amortization expense.
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. There were no goodwill or core deposit intangible asset impairment charges recorded in the three months ended March 31, 2008 or March 31, 2007.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2008	$100,467	$28,258	$72,209
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
2012	33,108	—	33,108
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2008 were $49.0 billion compared to $49.9 billion at December 31, 2007.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2008 and December 31, 2007 were $24.3 billion and $26.1 billion, respectively. The reason for this decline is due to the reduction in short-term assets that Sovereign needed to acquire to maintain compliance with HOLA (See Note 3). See Note 5 for further discussion and details on our borrowings and other debt obligations.

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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.9 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at March 31, 2008. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $68.8 million at March 31, 2008 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At March 31, 2008, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 11 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.
Bank Regulatory Capital
     The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (OTS) to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have minimum tangible capital equal to 2% of total tangible assets.
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2008 and December 31, 2007, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2008 and December 31, 2007 (in thousands):

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at March 31, 2008:
Regulatory capital	$5,385,579	$5,117,905	$6,989,491
Minimum capital requirement (1)	3,144,146	2,731,578	5,463,157

Excess	$2,241,433	$2,386,327	$1,526,334

Sovereign Bank capital ratio	6.85%	7.49%	10.24%
Sovereign Bank at December 31, 2007:
Regulatory capital	$5,289,889	$5,030,620	$6,939,602
Minimum capital requirement (1)	3,237,187	2,668,712	5,337,424

Excess	$2,052,702	$2,361,908	$1,602,178

Sovereign Bank capital ratio	6.54%	7.54%	10.40%

(1)	Minimum capital requirement as defined by OTS Regulations.
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	COMMON	COMMON	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TANGIBLE	TANGIBLE	TIER 1
	ASSETS	ASSETS	ASSETS	ASSETS	LEVERAGE
	EXCLUDING	INCLUDING	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI (2)	OCI (2)	OCI (2)	OCI (2)	RATIO
Capital ratio at March 31, 2008 (1)	4.72%	3.81%	4.97%	4.06%	6.21%
Capital ratio at December 31, 2007 (1)	4.43%	4.04%	4.67%	4.28%	5.89%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

(2)	Tangible equity and tangible assets are defined as total equity and total assets less goodwill and other intangibles, net of any deferred tax liabilities.
     The Sovereign Bancorp capital ratios at March 31, 2008 and December 31, 2007 were negativity impacted 0 basis points to 7 basis points at March 31, 2008 and 0 basis points to 33 basis points at December 31, 2007 depending on the ratio due to balance sheet gross ups of $850 million and $4 billion, respectively, of investments and cash deposits in order to comply with a loan limitation test required by HOLA. As discussed in our Form 10-K, HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Due to Sovereign’s decreased emphasis of lower yielding asset classes since year-end (primarily investment securities, multi-family loans and residential loans) and increased emphasis on higher yielding commercial loans, Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at March 31, 2008. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail and commercial deposit gathering, FHLB borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, loan sales, and periodic cash flows from amortizing mortgage backed securities.
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2008, Sovereign had $16.6 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
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
     As previously mentioned Sovereign adopted FAS 157 on January 1, 2008. Sovereign’s level 3 investments are comprised of certain non-agency mortgage backed securities, collateralized debt obligations and FNMA/FHLMC preferred stock, which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign receives third party broker quotes to determine their estimated fair value. The prices of our securities are benchmarked against similar securities that are more actively traded to validate the reasonableness of their fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values.
     Cash and cash equivalents decreased $1.2 billion from December 31, 2007. Net cash used by operating activities was $112.3 million for 2008. Net cash provided by investing activities for 2008 was $1.6 billion and consisted primarily of proceeds from the maturity and repayments of investments of $2.7 billion, offset by originations in excess of repayments of loans of $885.9 million. Net cash used by financing activities for 2008 was $2.7 billion, which was primarily due to a reduction in wholesale borrowings $1.8 billion and a decrease in deposits of $920.4 million. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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
Contractual Obligations (in thousands of dollars):

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$21,655,318	$13,040,112	$2,848,822	$1,400,324	$4,366,060
Securities sold under repurchase agreements (1)	78,075	78,075	—	—	—
Fed Funds (1)	1,062,888	1,062,888	—	—	—
Other debt obligations (1)	2,810,953	476,574	1,004,379	606,750	723,250
Junior subordinated debentures due to Capital Trust entities (1)(2)	4,013,735	86,999	172,586	178,810	3,575,340
Certificates of deposit (1)	14,295,765	12,653,255	1,158,497	312,421	171,592
Investment partnership commitments (3)	25,469	20,205	5,166	26	72
Operating leases	809,240	97,254	176,586	155,403	379,997

Total contractual cash obligations	$44,751,443	$27,515,362	$5,366,036	$2,653,734	$9,216,311

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $35.1 billion that are due on demand by customers. Additionally, $79.3 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of March 31, 2008 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Amount of Commitment Expiration per Period (in thousands of dollars):

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$22,227,588	$9,218,956	$4,087,582	$3,926,053	$4,994,997
Standby letters of credit	2,982,799	460,462	848,719	1,207,223	466,395
Loans sold with recourse	286,938	6,080	30,569	51,986	198,303
Forward buy commitments	1,034,889	895,178	139,711	—	—

Total commercial commitments	$26,532,214	$10,580,676	$5,106,581	$5,185,262	$5,659,695

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.5 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2008 was $3.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.5 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2008. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
See Note 15 for a description of pending litigation against the Company.
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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at March 31, 2008	income would result
Up 100 basis points	(3.54)%
Down 100 basis points	4.81%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. As of March 31, 2008, the one year cumulative gap was (0.11)%, compared to (1.58)% at December 31, 2007.
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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at March 31, 2008	March 31, 2008	December 31, 2007
Base	9.13%	9.60%
Up 200 basis points	8.99%	8.90%
Up 100 basis points	9.10%	9.30%
Down 100 basis points	8.95%	9.69%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1A — Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2008:

				Maximum Number
			Total Number of	of Shares
	Total	Average	Shares Purchased	that may be
	Number of	Price Paid	as Part of Publicly	Purchased Under
	Shares	Per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
1/1/08 through 1/31/08	1,260	$11.69	N/A	19,500,000
2/1/08 through 2/29/08	189,918	12.36	N/A	19,500,000
3/1/08 through 3/31/08	32,117	12.43	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40,500,000 shares of common stock as of March 31, 2008 of which approximately twenty one million shares have been purchased under these repurchase programs as of March 31, 2008. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.
Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 223,295 shares outside of publicly announced repurchase programs during the first quarter of 2008.

Item 6 — Exhibits
     (a) Exhibits

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10.1)	Separation Agreement, dated February 20, 2008, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 21, 2008).

(10.2)	Employment Agreement, dated February 20, 2008, effective March 3, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 21, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 8, 2008	/s/ Joseph P. Campanelli
Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: May 8, 2008	/s/ Kirk W. Walters
Kirk W. Walters
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10.1)	Separation Agreement, dated February 20, 2008, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 21, 2008).

(10.2)	Employment Agreement, dated February 20, 2008, effective March 3, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed February 21, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.