Form 10-Q
period 2008-06-30
SOVEREIGN BANCORP INC
filed 2008-07-31
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2008
Common Stock (no par value)	662,741,960 shares

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

PART 1- FINANCIAL INFORMATION
Item 1. Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,140,965	$3,130,770
Investment securities:
Available-for-sale	11,118,184	13,941,847
Other investments	944,606	1,200,545
Loans held for investment	56,936,597	57,232,019
Allowance for loan losses	(808,748)	(709,444)

Net loans held for investment	56,127,849	56,522,575

Loans held for sale	469,189	547,760
Premises and equipment	559,986	562,332
Accrued interest receivable	298,741	350,534
Goodwill	3,430,653	3,426,246
Core deposit intangibles and other intangibles, net of accumulated amortization of $812,163 and $754,935 at June 30, 2008 and December 31, 2007, respectively	314,888	372,116
Bank owned life insurance	1,820,403	1,794,099
Other assets	2,971,985	2,897,572

TOTAL ASSETS	$79,197,449	$84,746,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$47,294,108	$49,915,905
Borrowings and other debt obligations	22,050,359	26,126,082
Advance payments by borrowers for taxes and insurance	101,555	83,091
Other liabilities	1,370,339	1,482,563

TOTAL LIABILITIES	70,816,361	77,607,641

Minority interests	147,139	146,430

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2008 and December 31, 2007	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 663,702,053 shares issued at June 30, 2008 and 482,773,610 shares issued at December 31, 2007	7,701,024	6,295,572
Warrants and employee stock options issued	348,844	348,365
Treasury stock at cost; 1,060,605 shares at June 30, 2008 and 1,369,453 shares at December 31, 2007	(10,531)	(19,853)
Accumulated other comprehensive loss	(720,036)	(326,133)
Retained earnings	719,203	498,929

TOTAL STOCKHOLDERS’ EQUITY	8,233,949	6,992,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,197,449	$84,746,396

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$997	$4,144	$3,961	$10,380
Investment securities:
Available-for-sale	156,164	180,252	324,273	370,087
Other investments	6,671	11,179	16,491	25,480
Interest on loans	837,988	943,860	1,733,264	1,960,827

TOTAL INTEREST INCOME	1,001,820	1,139,435	2,077,989	2,366,774

INTEREST EXPENSE:
Deposits and customer accounts	228,546	409,616	543,649	822,867
Borrowings and other debt obligations	267,144	276,435	546,030	602,670

TOTAL INTEREST EXPENSE	495,690	686,051	1,089,679	1,425,537

NET INTEREST INCOME	506,130	453,384	988,310	941,237
Provision for credit losses	132,000	51,000	267,000	97,000

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	374,130	402,384	721,310	844,237

NON-INTEREST INCOME:
Consumer banking fees	80,969	77,268	154,160	145,282
Commercial banking fees	53,747	52,046	108,200	101,454
Mortgage banking income/(loss)	37,897	26,500	32,764	(80,705)
Capital markets revenue	7,209	5,982	17,602	11,671
Bank owned life insurance	19,065	20,274	38,489	40,783
Miscellaneous income	6,322	8,227	11,619	17,694

TOTAL FEES AND OTHER INCOME	205,209	190,297	362,834	236,179
Net gain on investment securities	1,908	—	16,043	970

TOTAL NON-INTEREST INCOME	207,117	190,297	378,877	237,149

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	192,760	171,557	377,872	345,353
Occupancy and equipment expenses	74,868	75,637	152,881	156,156
Technology expense	25,728	23,812	50,226	47,148
Outside services	15,542	16,969	31,172	32,247
Marketing expense	19,699	17,092	35,945	25,924
Other administrative expenses	53,266	31,525	93,031	59,760

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	381,863	336,592	741,127	666,588

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$28,106	$32,257	$57,228	$65,510
Minority interest expense	5,211	4,989	10,421	10,355
Merger-related and integration charges	—	166	—	2,242
Equity method investments	9,508	9,498	12,637	22,547
Restructuring, other employee severance and debt extinguishment charges	—	35,938	—	55,970
ESOP expense related to freezing of plan	—	(3,266)	—	40,119
Recoveries of proxy and related professional fees	—	(125)	—	(516)

TOTAL OTHER EXPENSES	42,825	79,457	80,286	196,227

INCOME/ BEFORE INCOME TAXES	156,559	176,632	278,774	218,571
Income tax provision	29,120	29,180	51,200	23,060

NET INCOME	$127,439	$147,452	$227,574	$195,511

EARNINGS/ PER SHARE:
Basic	$0.22	$0.30	$0.42	$0.39

Diluted	$0.22	$0.29	$0.42	$0.39

DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.08	$0.00	$0.16

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008
(Unaudited)
(in thousands)

	Common					Accumulated		Total
	Shares			Warrants		Other		Stock-
	Out-	Preferred	Common	& Stock	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	Stock	Income/(Loss)	Earnings	Equity
Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$(19,853)	$(326,133)	$498,929	$6,992,325
Comprehensive income:
Net income	—	—	—	—	—	—	227,574	227,574
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(399,254)	—	(399,254)
Pension liabilities	—	—	—	—	—	249	—	249
Cash flow hedges	—	—	—	—	—	5,102	—	5,102

Total comprehensive income								(166,329)

Stock issued in connection with employee benefit and incentive compensation plans	1,188	—	5,113	(1,471)	12,439	—	—	16,081
Employee stock options earned	—	—	—	1,950	—	—	—	1,950
Dividends paid on preferred stock	—	—	—	—	—	—	(7,300)	(7,300)
Issuance of common stock	180,309	—	1,400,339	—	—	—	—	1,400,339
Stock repurchased	(260)	—	—	—	(3,117)	—	—	(3,117)

Balance, June 30, 2008	662,641	$195,445	$7,701,024	$348,844	$(10,531)	$(720,036)	$719,203	$8,233,949

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$227,574	$195,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	267,000	97,000
Depreciation and amortization	119,531	133,782
Net amortization/accretion of investment securities and loan premiums and discounts	18,286	25,712
Net (gain)/loss on sale of loans	(26,766)	47,497
Net gain on investment securities	(16,043)	(970)
Net loss on real estate owned and premises and equipment	6,165	393
Loss on debt extinguishments	—	13,782
Stock-based compensation	12,330	14,043
Allocation of Employee Stock Ownership Plan	—	40,119
Origination and purchases of loans held for sale, net of repayments	(3,793,753)	(2,201,980)
Proceeds from sales of loans held for sale	3,933,343	2,021,862
Net change in:
Accrued interest receivable	51,793	54,052
Other assets and bank owned life insurance	72,023	46,972
Other liabilities	(121,408)	(106,619)

Net cash provided by operating activities	750,075	381,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	110,657	124,506
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,164,698	3,721,591
Net change in other investments	255,939	353,490
Purchases of available-for-sale investment securities	(266,860)	(3,635,412)
Proceeds from sales of loans held for investment	118,117	8,971,331
Purchase of loans	(210,287)	(96,306)
Net change in loans other than purchases and sales	(593,436)	(2,765,442)
Proceeds from sales of premises and equipment	3,565	19,365
Purchases of premises and equipment	(42,355)	(27,761)
Proceeds from sales of real estate owned	18,763	7,166

Net cash provided by investing activities	2,558,801	6,672,528

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net decrease in deposits and other customer accounts	(2,623,680)	(2,546,013)
Net decrease in borrowings	(4,397,955)	(3,857,878)
Net proceeds from senior notes, subordinated notes and credit facility	495,320	580,000
Repayments of borrowings and other debt obligations	(180,000)	(1,124,590)
Net increase in advance payments by borrowers for taxes and insurance	18,464	6,306
Repurchase of minority interests	—	(11,822)
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Cash dividends paid to common stockholders	—	(76,332)
Proceeds from issuance of common stock, net of transaction costs	1,398,933	14,689
Sale of unallocated ESOP shares	—	26,574
Treasury stock repurchases, net of proceeds	(2,463)	5,859

Net cash used in financing activities	(5,298,681)	(6,990,507)

Net change in cash and cash equivalents	(1,989,805)	63,177
Cash and cash equivalents at beginning of period	3,130,770	1,804,117

Cash and cash equivalents at end of period	$1,140,965	$1,867,294

	Six-Month Period
	Ended June 30,
	2008	2007
	(in thousands)
Supplemental Disclosures:
Net income taxes (refunded)/paid	$(5,964)	$28,613
Interest paid	$1,147,262	$1,577,702
     Non cash transactions: In the second quarter of 2008, Sovereign completed an on-balance sheet securitization which had the impact of reclassifying $781 million of residential mortgage loans to investments available for sale. In the first quarter of 2007, Sovereign reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loans held for investment portfolio.
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
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net income as reported and for basic EPS	$127,439	$147,452	$227,574	$195,511
Less preferred dividend	(3,650)	(3,650)	(7,300)	(7,300)

Net income available to common stockholders	123,789	143,802	220,274	188,211
Contingently convertible trust preferred interest expense, net of tax (1)	—	6,413	—	12,825

Net income for diluted EPS available to common stockholders	$123,789	$150,215	$220,274	$201,036

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares (3)	570,056	478,278	527,164	476,722
Dilutive effect of:
Warrants (1)	—	27,435	—	27,435
Stock options (2)	1,302	6,928	1,654	6,923

Weighted average diluted shares (3)	571,358	512,641	528,818	511,080

EARNINGS PER SHARE:
Basic	$0.22	$0.30	$0.42	$0.39
Diluted	$0.22	$0.29	$0.42	$0.39

(1)	This item was excluded from diluted earnings per share for the three-month and six-month periods ended June 30, 2008 since the result would have been anti-dilutive.

(2)	Based on Sovereign’s closing stock price on June 30, 2008 of $7.36, Sovereign had 9.8 million of outstanding stock options that were out-of-the-money (exercise price of award exceeded $7.36).

(3)	On May 16th, 2008, Sovereign issued 179.7 million shares of common stock which raised net proceeds of $1.39 billion to enhance its capital and liquidity positions. As a result, this increased our weighted average shares outstanding during the second quarter by 90.8 million. Therefore, our weighted average share count in the third quarter will increase due to the full quarter impact of this transaction by approximately 88.9 million shares.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$66,432	$130	$266	$66,296
Debentures of FHLB, FNMA, and FHLMC	19,822	2,509	—	22,331
Corporate debt and asset-backed securities	923,322	7	411,919	511,410
Equity securities (1)	638,614	612	34,469	604,757
State and municipal securities	2,502,985	11,713	96,872	2,417,826
Mortgage-backed securities:
U.S. government agencies	232,373	1,950	34	234,289
FHLMC and FNMA debt securities	4,424,855	25,126	24,586	4,425,395
Non-agency securities	3,152,783	605	317,508	2,835,880

Total investment securities available-for-sale	$11,961,186	$42,652	$885,654	$11,118,184

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$85,948	$480	$—	$86,428
Debentures of FHLB, FNMA, and FHLMC	186,482	5,918	1	192,399
Corporate debt and asset-backed securities	947,992	10	194,239	753,763
Equity securities (1)	638,881	4,282	1	643,162
State and municipal securities	2,505,772	23,055	26,403	2,502,424
Mortgage-backed securities:
U.S. government agencies	2,251,022	4,376	56	2,255,342
FHLMC and FNMA debt securities	4,099,515	46,484	1,597	4,144,402
Non-agency securities	3,459,284	2,797	98,154	3,363,927

Total investment securities available-for-sale	$14,174,896	$87,402	$320,451	$13,941,847

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.
     As discussed in Note 15 of our 2007 Form 10-K, Sovereign held $2 billion of investments (namely U.S. government agency mortgage backed securities) and cash deposits of $2 billion at December 31, 2007 in order to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). Sovereign was required to increase the amount of assets that were not considered large non-real estate commercial loans in order to comply with the regulation at December 31, 2007 and funded this increase through an increase in short-term borrowings. Sovereign did not need to hold any additional assets at June 30, 2008 to maintain compliance with this requirement due to a decline in the percentage of large commercial loans on our balance sheet. The Company is working on a more permanent solution to maintain compliance within this regulation in future periods.
     Investment securities available for sale with an estimated fair value of $5.2 billion and $6.4 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at June 30, 2008 and December 31, 2007, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the aggregate amount of unrealized losses as of June 30, 2008 and December 31, 2007 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position (in thousands):

	At June 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$59,206	$(266)	$—	$—	$59,206	$(266)
Corporate debt and asset-backed securities	4,794	(64)	399,492	(411,855)	404,286	(411,919)
Equity securities	597,484	(34,468)	253	(1)	597,737	(34,469)
State and municipal securities	489,064	(13,597)	1,382,644	(83,275)	1,871,708	(96,872)
Mortgage-backed Securities:
U.S. government agencies	—	—	1,130	(34)	1,130	(34)
FHLMC and FNMA debt securities	1,144,757	(23,804)	25,221	(782)	1,169,978	(24,586)
Non-agency securities	896,266	(77,107)	1,852,184	(240,401)	2,748,450	(317,508)

Total investment securities available-for-sale	$3,191,571	$(149,306)	$3,660,924	$(736,348)	$6,852,495	$(885,654)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$—	$—	$1,009	$(1)	$1,009	$(1)
Corporate debt and asset-backed securities	223,813	(81,066)	398,924	(113,173)	622,737	(194,239)
Equity securities	253	(1)	—	—	253	(1)
State and municipal securities	1,510,114	(25,880)	18,697	(523)	1,528,811	(26,403)
Mortgage-backed Securities:
U.S. government agencies	26	—	1,392	(56)	1,418	(56)
FHLMC and FNMA debt securities	11,020	(46)	91,600	(1,551)	102,620	(1,597)
Non-agency securities	1,511,132	(41,875)	1,475,522	(56,279)	2,986,654	(98,154)

Total investment securities available-for-sale	$3,256,358	$(148,868)	$1,987,144	$(171,583)	$5,243,502	$(320,451)

     As of June 30, 2008, management has concluded that the unrealized losses above on its investment securities (which totaled 282 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost which for debt securities may be at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other-than-temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from U.S. Government and Government Agencies as well as issuers that are investment grade. The change in the unrealized losses on the U.S. Government and Government Agencies mortgage-backed securities, Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) securities and the non-agency mortgage-backed securities were caused by changes in credit spreads and liquidity issues in the marketplace.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     At June 30, 2008, Sovereign had 8 securities totaling $622.6 million of perpetual preferred stock of FHLMC and FNMA which had an unrealized loss of $34.4 million. These losses are related to liquidity spreads due to negative events on the issuers of these securities. These securities have experienced significant changes in prices month-to-month based on movements in credit spreads and as recently as May 31, 2008, the securities were in a net unrealized gain position of $11.3 million. We perform an analysis of the individual securities each quarter and evaluate the prospects of the issuers when considering whether an other-than-temporary impairment exists. As of June 30, 2008, each of the individual securities was investment grade. Given the short duration of the losses and the fact that the losses were not severe, we concluded that the above unrealized losses are temporary in nature at June 30, 2008.
     Recent news stories in July and concerns in the marketplace have resulted in significant decreases in the share prices of Fannie Mae and Freddie Mac. Since June 30, 2008, the common stock prices for Fannie Mae and Freddie Mac have been very volatile and have declined significantly. It is widely believed that the U.S. government will support these two government sponsored entities if needed and has publicly stated so, but it is unclear whether the support would extend to their common and preferred shareholders. Their primary regulator has also stated that both institutions are adequately capitalized. In July, a housing and economic recovery bill was signed into law by the President of the United States which allows the U.S. Treasury Department the authority to purchase equity in both Fannie Mae and Freddie Mac. The housing and recovery bill also permits the Treasury Department to provide a temporary increase in a long standing line of credit for the two companies. The Fed’s Board also granted the New York Fed authority to lend to Fannie Mae and Freddie Mac should such lending prove necessary. Finally, the housing and recovery bill also includes an increase in the federal debt limit to $10.6 trillion and a $300 billion program to refinance loans for struggling borrowers in an effort to help stabilize the U.S. housing market.
     The concerns around capital adequacy and the likely dilution on existing shareholders when capital is raised for these two companies has caused the market valuations of the Company’s Fannie Mae and Freddie Mac perpetual preferred stock to decrease significantly in July. It is unclear whether the values of Sovereign’s investment in Fannie Mae and Freddie Mac perpetual preferred stock will change once additional facts and circumstances become known which may not be until Fannie Mae and Freddie Mac release second quarter earnings and the U.S. Government determines the final form of any changes to support Fannie Mae and Freddie Mac. To the extent the market conditions do not improve and the values for these securities do not stabilize, it is possible that Sovereign could have an additional other than temporary impairment charge in future periods.
     The unrealized losses on corporate debt and asset backed securities include $390.5 million of unrealized losses on $750 million of highly rated investments in collateralized debt obligations (“CDOs”) at June 30, 2008. These CDOs consist of interests in credit default swaps on investment grade corporate credits. These credits are primarily to companies based in North America and Europe. Additionally, the credits are to various industries with no specific industries exceeding 8.5% of the total investment pool. In all of the CDOs, Sovereign’s investment is senior to one or more subordinated tranche(s) which have first loss exposure. The Company believes that these losses are primarily related to market interest rates and credit spreads and not underlying credit issues associated with the issuers of the debt obligations. The CDOs were purchased in the second and third quarters of 2006 and have not experienced any losses to date. Sovereign does not believe it should have any loss of principal on these investments given its senior position and the protection that the subordinated classes provide. The weighted average contractual life of this portfolio is 8.4 years. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost).
     The unrealized losses on the Company’s state and municipal bond portfolio increased to $96.9 million at June 30, 2008. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The unrealized losses on the non-agency securities portfolio increased to $317.5 million at June 30, 2008. This portfolio consists primarily of AAA rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost).
(4) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$13,271,241	23.3%	$12,306,914	21.5%
Commercial and industrial loans	12,700,012	22.3	12,594,652	22.0
Multi-family loans	4,559,809	8.0	4,088,992	7.1
Other	1,748,246	3.1	1,765,036	3.1

Total commercial loans held for investment	32,279,308	56.7	30,755,594	53.7

Residential mortgages	11,543,270	20.3	12,950,811	22.7
Home equity loans and lines of credit	6,504,738	11.4	6,197,148	10.8

Total consumer loans secured by real estate	18,048,008	31.7	19,147,959	33.5

Auto loans	6,306,484	11.1	7,028,894	12.3
Other	302,797	0.5	299,572	0.5

Total consumer loans held for investment	24,657,289	43.3	26,476,425	46.3

Total loans held for investment (2)	$56,936,597	100.0%	$57,232,019	100.0%

Total loans held for investment with:
Fixed rate	$31,302,053	55.0%	$32,903,007	57.5%
Variable rate	25,634,544	45.0	24,329,012	42.5

Total loans held for investment (2)	$56,936,597	100.0%	$57,232,019	100.0%

(1)	Includes residential and commercial construction loans of $2.6 billion and $2.3 billion at June 30, 2008 and December 31, 2007, respectively.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loans of $7.6 million and $7.2 million at June 30, 2008 and December 31, 2007, respectively. Loans pledged as collateral totaled $33.8 billion and $31.3 billion at June 30, 2008 and December 31, 2007, respectively.
     The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial and industrial loans	$46,817	10.0%	$—	—%
Multi-family loans	109,208	23.3	157,378	28.7
Residential mortgages	313,164	66.7	390,382	71.3

Total loans held for sale	$469,189	100.0%	$547,760	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2008		December 31, 2007
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$77,000	4.12%	$76,526	4.12%
Fed funds purchased	1,202,000	2.16	2,720,000	4.22
FHLB advances	16,824,146	4.53	19,705,438	4.64
Subordinated notes	1,648,847	5.89	1,148,813	4.65
Holding company borrowings and other debt obligations:
Senior notes	1,043,956	3.95	1,042,527	5.14
Senior credit facility	—	—	180,000	5.55
Junior subordinated debentures due to Capital Trust Entities	1,254,410	6.88	1,252,778	7.30

Total borrowings and other debt obligations	$22,050,359	4.61%	$26,126,082	4.75%

     In May 2008, Sovereign Bank issued $500 million of non-callable fixed rate subordinated notes which have an effective interest rate of 8.92%. These notes are due in May 2018 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital.
     Additionally, in May 2008, Sovereign Bancorp issued 179.7 million shares of common stock which raised net proceeds of $1.39 billion. Sovereign utilized the proceeds of this offering and the subordinated debt to pay down $1.7 billion of FHLB advances and $180 million outstanding under the senior credit facility.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.84%) during the non-call period which ranges from 6 to 18 months. The majority of these advances are past their non-call periods. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they will mature on various dates ranging from August 2012 to September 2016.
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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the six-month period ended June 30, 2008 and 2007, charges of $3.2 million and $1.7 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the six months ended June 30, 2008 and 2007, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the six months ended June 30, 2008 or 2007 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of June 30, 2008, Sovereign expects approximately $124.1 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
     Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments not designated in SFAS No. 133 hedge relationships.
     Those derivatives include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. The Company also enters into precious metals customer forward purchase arrangements and forward sale agreements.
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at June 30, 2008 and December 31, 2007 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$204,000	$708	$506	4.26%	2.57%	1.2
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	7,950,000	—	213,541	2.76%	5.15%	1.8

Total derivatives used in SFAS 133 hedging relationships	$8,154,000	$708	$214,047	2.80%	5.09%	1.8

December 31, 2007
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$925,000	$413	$2,220	4.29%	4.87%	0.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	214,548	5.02%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$9,025,000	$413	$216,768	4.94%	5.12%	2.1

Summary information regarding other derivative activities at June 30, 2008 and December 31, 2007 follows (in thousands):

	June 30,	December 31,
	2008	2007
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$2,346	$(4,711)
Interest rate lock commitments	1,064	2,085

Total mortgage banking risk management	3,410	(2,626)

Swaps receive fixed	118,456	134,764
Swaps pay fixed	(79,390)	(100,713)
Market value hedge	(134)	740

Net customer related interest rate hedges	38,932	34,791

Precious metals forward sale agreements	(8,931)	(35,247)
Precious metals forward purchase arrangements	8,868	34,234
Foreign exchange contracts	5,349	1,906

Total	$47,628	$33,058

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the six months ended June 30, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2008	June 30, 2008
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $0.2 million and increases to other assets and other liabilities of $0.7 million and $0.5 million, respectively.	Increase in net interest income of $6.7 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $213.5 million and $74.7 million, respectively, and a decrease to stockholders’ equity of $138.8 million.	Decrease in net interest income of $60.3 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $2.3 million.	Increase in mortgage banking revenues of $7.1 million.

Interest rate lock commitments	Increase to mortgage loans of $1.1 million.	Decrease in mortgage banking revenues of $1.0 million.

Net customer related hedges	Increase to other assets of $38.9 million.	Increase in capital markets revenue of $4.1 million.

Forward commitments to sell precious metals inventory, net	Increase to other liabilities of $63 thousand.	Increase in commercial banking fees of $1.0 million.

Foreign exchange	Increase to other assets of $5.3 million.	Increase in commercial banking fees of $3.4 million.
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2007 and for the six months ended June 30, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Six Months
Derivative Activity	December 31, 2007	Ended June 30, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $1.8 million and increases to other assets and other liabilities of $0.4 million and $2.2 million, respectively.	Decrease in net interest income of $6.9 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $214.5 million and $75.1 million, respectively, and a decrease to stockholders’ equity of $139.5 million.	Increase in net interest income of $8.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $4.7 million.	Increase in mortgage banking revenues of $31.2 million.

Interest rate lock commitments	Increase to mortgage loans of $2.1 million.	Decrease in mortgage banking revenues of $0.2 million.

Net customer related hedges	Increase to other assets of $34.8 million.	Increase in capital markets revenue of $5.4 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $1.0 million.	Increase in commercial banking fees of $1.5 million.

Foreign exchange	Increase to other assets of $1.9 million.	Decrease in commercial banking fees of $0.2 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$127,439	$147,452	$227,574	$195,511
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	124,925	48,427	883	39,712
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(93,634)	(160,184)	(385,978)	(142,345)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,194)	(2,603)	(4,219)	(5,550)
Pensions	(124)	(1,146)	(249)	(1,263)
Investments available-for-sale	4,088	—	13,276	618

Comprehensive income	$156,960	$39,444	$(166,329)	$99,073

     Accumulated other comprehensive income, net of related tax, consisted of net unrealized losses on securities of $552.8 million, net accumulated losses on unfunded pension liabilities of $4.0 million and net accumulated losses on derivatives of $163.3 million at June 30, 2008 and net unrealized losses on securities of $153.5 million, net accumulated losses on unfunded pension liabilities of $4.2 million and net accumulated losses on derivatives of $168.4 million at December 31, 2007.
(8) MORTGAGE SERVICING RIGHTS
     At June 30, 2008 and December 31, 2007, Sovereign serviced residential real estate loans for the benefit of others totaling $12.9 billion and $11.2 billion, respectively. The fair value of the servicing portfolio at June 30, 2008 and December 31, 2007 was $183.4 million and $151.4 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2007	$141,076
Mortgage servicing assets recognized	36,531
Amortization	(15,556)

Gross balance at June 30, 2008	162,051
Valuation allowance	(339)

Balance as June 30, 2008	$161,712

     The fair value of Sovereign’s residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread Sovereign receives on holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the Company’s residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the assumptions used in the Company’s discounted cash flow model.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of residential mortgage servicing rights for the periods presented.

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007	March 31, 2007
CPR speed	12.19%	20.64%	14.70%	11.43%	14.81%
Escrow credit spread	4.74%	4.94%	5.12%	5.07%	4.96%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
     A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the six months ended June 30, 2008 consisted of the following (in thousands):

Balance as of December 31, 2007	$1,473
Decrease in valuation allowance for mortgage servicing rights	(1,134)

Balance as June 30, 2008	$339

     In the first quarter of 2008, Sovereign recorded a residential mortgage servicing right impairment charge of $18.7 million for the three-month period ended March 31, 2008, which was driven by lower interest rates and higher market prepayment speed assumptions. In the second quarter of 2008, Sovereign recovered $19.8 million of its total impairment reserve as a result of normalization in market prepayment speed assumptions as CPR speeds declined to 12.19% at June 30, 2008 compared to 20.64% at March 31, 2008.
     Sovereign had gains/(losses) on the sale of mortgage loans, multi-family loans and home equity loans of $14.7 million and $27.9 million for the three-month and six-month periods ended June 30, 2008, compared with $9.1 million and $(94.7) million for the corresponding periods ended June 30, 2007. The loss in 2007 is a result of $119.9 million of losses recorded on the Company’s correspondent home equity loan portfolio.
     Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At June 30, 2008 and December 31, 2007, Sovereign serviced $12.2 billion and $10.9 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $18.6 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $1.9 million and $3.5 million related to the multi-family loans sold to Fannie Mae for the three-month and six-month periods ended June 30, 2008 and recognized servicing assets of $5.9 million during the first six months of 2008. Additionally, due to lower escrow credit rate assumptions and increased prepayment speed assumptions since year-end, Sovereign has recorded a multi-family servicing right net impairment charge of $4.2 million for the six-month period ended June 30, 2008.
(9) BUSINESS SEGMENT INFORMATION
     During the first quarter of 2008, as previously discussed in Sovereign’s 2008 first quarter Form 10-Q, certain changes to our executive management were announced such as the hiring of a new head of Retail Banking and a new Chief Financial Officer. In addition, Sovereign centralized the responsibility for the major businesses within the Company naming a new head of Retail, Commercial Lending, Corporate Specialty Businesses and Corporate Support Services. The head of these business units report directly to the Chief Executive Officer and, along with our Chief Financial Officer and Chief Risk Officer, comprise the Executive Management Group. These events changed how our executive management team measures and assesses business performance. During the second quarter we finalized the process of updating our business unit profitability system to reflect our new organizational structure.
     As a result of the changes discussed above, Sovereign now has four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is comprised of our branch locations. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. The Corporate Specialties Group segment is primarily comprised of our mortgage banking group, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. It also provides capital market services and cash management services. The Commercial Lending segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION (continued)
     The following tables present certain information regarding the Company’s segments (in thousands). Prior periods have been reclassified to conform to the current presentation.

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
June 30, 2008	Division	Group	Lending	Other	Total
Net interest income (expense)	$264,891	$106,304	$128,818	$6,117	$506,130
Fees and other income (1)	101,441	52,240	30,614	20,914	205,209
Provision for credit losses	13,745	69,693	48,562	—	132,000
General and administrative expenses	266,616	44,241	56,347	14,659	381,863
Depreciation/amortization	10,754	12,176	696	37,052	60,678
Income (loss) before income taxes	85,971	39,942	55,061	(24,415)	156,559
Intersegment revenues (expense) (2)	377,213	(323,675)	(182,117)	128,579	—
Total average assets	$6,815,730	$30,196,374	$22,494,819	$20,294,827	$79,801,750

	Retail	Corporate
For the six-month period ended	Banking	Specialty	Commercial
June 30, 2008	Division	Group	Lending	Other	Total
Net interest income (expense)	$514,569	$210,778	$255,784	$7,179	$988,310
Fees and other income (1)	192,886	59,536	67,811	42,601	362,834
Provision for credit losses	28,833	148,617	89,550	—	267,000
General and administrative expenses	533,338	87,157	103,900	16,732	741,127
Depreciation/amortization	21,520	21,460	1,432	75,119	119,531
Income (loss) before income taxes	145,284	29,787	122,496	(18,793)	278,774
Intersegment revenues (expense) (2)	798,715	(662,852)	(399,151)	263,288	—
Total average assets	$6,703,294	$30,597,994	$22,307,026	$20,757,905	$80,366,219

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
June 30, 2007	Division	Group	Lending	Other	Total
Net interest income (expense)	$311,002	$99,178	$107,776	$(64,572)	$453,384
Fees and other income	84,884	47,898	32,650	24,865	190,297
Provision for credit losses	6,741	24,219	20,040	—	51,000
General and administrative expenses	267,062	39,406	45,546	(15,422)	336,592
Depreciation/amortization	10,772	9,005	795	45,969	66,541
Income (loss) before income taxes	122,084	83,365	74,373	(103,190)	176,632
Intersegment revenues (expense) (2)	512,888	(367,981)	(261,589)	116,682	—
Total average assets	$6,107,631	$31,840,172	$20,357,172	$23,635,946	$81,940,921

	Retail	Corporate
For the six-month period ended	Banking	Specialty	Commercial
June 30, 2007	Division	Group	Lending	Other	Total
Net interest income (expense)	$621,769	$238,640	$207,081	$(126,253)	$941,237
Fees and other income (1)	163,666	(44,418)	65,076	51,855	236,179
Provision for credit losses	12,042	41,660	43,298	—	97,000
General and administrative expenses	528,608	81,537	89,026	(32,583)	666,588
Depreciation/amortization	22,001	19,964	1,617	90,200	133,782
Income (loss) before income taxes	244,785	70,676	146,149	(243,039)	218,571
Intersegment revenues (expense) (2)	1,015,214	(794,894)	(514,345)	294,025	—
Total average assets	$6,011,619	$34,508,338	$20,051,913	$24,189,737	$84,761,607

(1)	Included in fees and other income for the three-month period ended June 30, 2008, in the Corporate Specialty Group segment is a $19.8 million residential mortgage servicing right recovery. The majority of this recovery related to the $18.7 million impairment charge that was recorded in the first quarter of 2008. Fees and other income in the Corporate Specialty Group for the six-month period ended June 30, 2007 included a charge of $119.9 million on our correspondent home equity loan portfolio.

(2)	Intersegment revenues (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS
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
     Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at June 30, 2008 and December 31, 2007, and the net credit losses for the six-month period ended June 30, 2008 and the year ended December 31, 2007 (in thousands):

	June 30, 2008			December 31, 2007
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$11,856,434	$180,085	$9,482	$13,397,822	$130,101	$7,498
Home Equity Loans and Lines of Credit	6,598,027	97,708	11,666	6,300,558	88,848	11,063
Commercial Real Estate and Multi-family Loans	17,943,548	144,265	43,095	17,526,885	57,623	15,540
Automotive Floor Plan Loans	1,176,478	8,998	2,039	1,255,729	—	335

Total Owned and Securitized	$37,574,487	$431,056	$66,282	$38,480,994	$276,572	$34,436

Less:
Securitized Mortgage Loans	$—	$—	$—	$56,629	$638	$30
Securitized Home Equity Loans	93,289	14,973	1,916	103,410	15,764	2,915
Securitized Commercial Real Estate and Multi-family Loans	958,964	—	—	973,601	—	—
Securitized Automotive Floor Plan Loans	855,000	—	2,039	855,000	—	335

Total Securitized Loans	$1,907,253	$14,973	$3,955	$1,988,640	$16,402	$3,280

Net Loans	$35,667,234	$416,083	$62,327	$36,492,354	$260,170	$31,156

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
At June 30, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

	Home
	Equity		Commercial
	Loans &	Auto	Loans
	Lines of	Floor	Secured by
	Credit	Plan Loans	Real Estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$3,448	$—	$3,448
Subordinated interest retained	—	43,996	6,867	50,863
Interest only strips	2,223	1,010	—	3,233
Cash reserve	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$2,223	$52,835	$6,867	$61,925

Weighted-average life (in yrs)	3.42	0.41	8.07
Prepayment speed assumption (annual rate)
As of the date of the securitization	22%	50%	10%
As of December 31, 2007	17%	49%	10%
As of June 30, 2008	13%	43%	10%
Impact on fair value of 10% adverse change	$(148)	$(42)	$—
Impact on fair value of 20% adverse change	$(299)	$(92)	$—
Expected credit losses (annual rate)
As of the date of the securitization	0.75%	.25%	.50%
As of December 31, 2007	5.25%	.25%	.50%
As of June 30, 2008	3.74%	.25%	.60%
Impact on fair value of 10% adverse change	$(382)	$(42)	$(60)
Impact on fair value of 20% adverse change	$(740)	$(84)	$(119)
Residual cash flows discount rate (annual)
As of the date of the securitization	12%	8%	12%
As of December 31, 2007	12%	8%	17%
As of June 30, 2008	12%	8%	28%
Impact on fair value of 10% adverse change	$(90)	$(95)	$(91)
Impact on fair value of 20% adverse change	$(174)	$(191)	$(178)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $158.6 million at June 30, 2008 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $21.3 million at June 30, 2008. Sovereign investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) UNRECOGNIZED TAX BENEFITS
     At June 30, 2008, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $92.1 million. Of this amount, approximately $13.7 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill prior to the effective date of SFAS 141(R). After SFAS 141(R) becomes effective, (which for Sovereign will be January 1, 2009) any adjustments to reserves associated with the Independence acquisition or other acquisitions will be required to be recorded through earnings as an adjustment to Sovereign’s income tax provision. The remaining balance of $78.4 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2007	$87,461
Additions based on tax positions related to the current year	10,861
Additions based on tax positions related to prior years (1)	16,847
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,142)

Gross unrecognized tax benefits at June 30, 2008	114,027
Less: Federal, state and local income tax benefits	21,884

Net unrecognized tax benefits at June 30, 2008	92,143
Less: Unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized	13,708

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of June 30, 2008	$78,435

(1)	Includes additional reserves of $16.0 million ($10.4 million, net of tax) recorded in the second quarter of 2008 to increase reserves for uncertain tax positions based on recent rulings in certain states.
     Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and six-month periods ended June 30, 2008, Sovereign recognized approximately $4.6 million and $5.9 million, respectively, in interest and penalties compared to $2.1 million and $4.0 million, respectively, for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at June 30, 2008 was approximately $14.7 million for the potential payment of interest and penalties.
     Sovereign is subject to the income tax laws of the United States, its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in the second half of 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion, which are discussed in Note 12 in the Company’s Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in our IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions and to assess interest and potential penalties, the combined amount of which totaled approximately $73.4 million as of June 30, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potential penalties, the combined amount of which totals approximately $16.9 million as of June 30, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $58.7 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2007.

Related party loans at December 31, 2007	$13,963
Loan fundings	4,785
Loan repayments	(672)
Reduction of executive officers	(1,637)

Related party loan balance at June 30, 2008	$16,439

     Related party loans at June 30, 2008 included commercial loans to affiliated businesses of directors of Sovereign Bancorp and the Bank totaling $15.0 million compared with $10.6 million at December 31, 2007. Related party loans at June 30, 2008 and December 31, 2007 also included consumer loans secured by residential real estate of $1.4 million and $3.4 million, respectively, to executive officers and directors of Sovereign Bancorp. Related party loans do not include undrawn commercial and consumer lines of credit that totaled $1.2 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage firm. Meridian Capital refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $2.5 million and $4.9 million, respectively, of income due to its investment in Meridian Capital for the three-month and six-month periods ended June 30, 2008 compared to $2.4 million and $3.9 million, respectively, for the three-month and six-month periods ended June 30, 2007. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with Meridian Capital. Sovereign recognized gains on the sale of multi-family loans of $9.7 million and $18.9 million, respectively, for the three-month and six-month periods ended June 30, 2008 and $5.7 million and $16.3 million, respectively, for the three-month and six-month periods ended June 30, 2007.
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
     In 2006, Santander extended a total of $425 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. During the second quarter of 2008, the average balance outstanding was $203.4 million, which consisted entirely of standby letters of credit. As of June 30, 2008, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. The Bank paid approximately $0.6 million in fees to Santander for the six-month period ended June 30, 2008 in connection with these commitments.
     In February 2007, Sovereign entered into an agreement with Isban U.K., Ltd. (“Isban”), an information technology subsidiary of Santander, under which Isban performed a review of, and recommended enhancements to, Sovereign’s banking information systems. Sovereign has paid Isban $0.5 million, excluding expenses, for this review. In June 2007, Sovereign and Isban entered into an agreement whereby Isban will provide Sovereign certain consulting services through December 31, 2008. Sovereign has agreed to pay Isban $2.2 million, excluding expenses for these services.
     As discussed in Note 12 of our 2007 Form 10-K, Sovereign issued $300 million of senior notes during the first quarter of 2007 and Santander was a co-issuer of this issuance. Santander received underwriting fees of $37,500 in connection with this transaction.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) FAIR VALUE
     As discussed in Note 15, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements Sovereign adopted SFAS No. 159 on its residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008 which allows us to record our mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. Sovereign hedges its residential held for sale portfolio with forward sale agreements which are reported at fair value under SFAS No. 133. We historically did not apply hedge accounting to this loan portfolio because of the complexity of these accounting provisions. Under our historical lower of cost or market accounting treatment, we were unable to record the excess of our fair market value over book value but were required to record the corresponding reduction in value on our hedges. Under SFAS No. 159, both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.
     Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $313.2 million at June 30, 2008. The contractual principal amount of these loans totaled $316.1 million. The difference in fair value compared to principal balance of $2.9 million was recorded in mortgage banking revenues during the six-month period ended June 30, 2008. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically our entire residential loan held for sale portfolio is sold to these two agencies.
     The most significant instruments that the Company fair values include investment securities, derivative instruments and loans held for sale. The majority of the securities in the Company’s available for sale portfolios are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets.
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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements for derivatives using significant unobservable input (Level 3) as of June 30, 2008.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) FAIR VALUE (continued)
     The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 15 for further information on the fair value hierarchy) as reported on the consolidated balance sheet at June 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant	Balance at
	Identical Assets	Observable Inputs	Unobservable	June 30,
	(Level 1)	(Level 2)	Inputs (Level 3)	2008
Assets:
US Treasury and government agency securities	$—	$66,296	$—	$66,296
Debentures of FHLB, FNMA and FHLMC	—	22,331	—	22,331
Corporate debt and asset-backed securities	—	53,370	458,040	511,410
Equity securities	—	16,586	588,171	604,757
State and municipal securities	—	2,417,826	—	2,417,826
Mortgage backed securities	—	6,338,223	1,157,341	7,495,564

Total investment securities available for sale	—	8,914,632	2,203,552	11,118,184
Loans held for sale	—	469,189	—	469,189
Derivatives	—	(165,711)	—	(165,711)
Mortgage servicing rights	—	—	181,129	181,129
Other assets	—	44,417	3,448	47,865

Total	$—	$9,262,527	$2,388,129	$11,650,656

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
     The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage
	Available	Servicing	Other
	for Sale	Rights	Assets	Total
Balance at December 31, 2007	$2,700,513	$162,623	$7,104	$2,870,240
Gains/(losses) in other comprehensive income	(382,813)	—	—	(382,813)
Gains/(losses) in earnings	(4,381)	(3,086)	—	(7,467)
Purchases/Additions	104	42,449	—	42,553
Repayments	(109,871)	—	(735)	(110,606)
Sales/Amortization	—	(20,857)	(2,921)	(23,778)

Balance at June 30, 2008	$2,203,552	$181,129	$3,448	$2,388,129

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) LEGAL CONTINGENCIES
     Except as discussed below, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these routine litigation matters would have a material adverse effect on its financial position.
     In January 2008, the Company received a letter from a purported shareholder demanding an investigation into the Board of Director’s oversight of several public disclosures made by the Company from June 2006 through January 2008, contending primarily that the Company inadequately disclosed its exposure to changes in the consumer credit market. The Board, with the assistance of independent counsel, is in the process of analyzing the issues raised in the demand letter.
     In the first quarter of 2008, a former employee filed a putative class action in Pennsylvania federal court alleging that the Company violated ERISA in connection with the management of certain plans. The plaintiff alleges that the Company knew or should have known that the Company’s stock was not a prudent investment for the Company’s retirement plan beginning on or about January 1, 2007. The complaint also alleges that the Company provided the putative class and the investing community with inadequate disclosure concerning the Company’s financial condition, resulting in the stock having an inflated value until the Company’s disclosures in January 2008. In April 2008, a similar putative class action was filed in the same court by another former employee. The complaint in the second action asserts that the Company caused retirement plan assets to be invested in the Company’s stock when it was imprudent to do so, caused the plan to purchase the stock while not disclosing alleged financial problems and to pay above market interest rates for a Company loan, and failed to provide complete and accurate information to participants in the plan. In July 2008, counsel for the respective plaintiffs filed a consolidated amended complaint that expanded upon the allegations set forth in the prior two actions. The class period in the consolidated amended complaint was also expanded to include the period from January 1, 2002 to present. The Company believes that the claims are without merit and intends to vigorously defend the claims.
     In the first quarter of 2008 a voluntary mediation was held in connection with a claim made against Sovereign related to an investment advisor in Massachusetts who defrauded numerous victims over a long period of time. The fraud reportedly amounted to tens of millions of dollars. The investment advisor’s companies had accounts at Sovereign. The court appointed an ancillary receiver to pursue claims against Sovereign and another bank, and the ancillary receiver filed a complaint against Sovereign. Some of the victims joined in the action as plaintiffs, and some of the claims are putative class action claims. The ancillary receiver recently filed a motion seeking class certification. Little progress was made towards a settlement at the voluntary mediation that was held in the first quarter of 2008 and the trial is currently scheduled to begin in September 2008. The Company believes the claims are without merit and intends to vigorously defend the claims.
(15) RECENT ACCOUNTING PRONOUNCEMENTS
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
     Sovereign’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Sovereign’s adoption of SFAS No. 157 in Note 13.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Effective January 1, 2008, Sovereign adopted SFAS No. 159 on residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008. See further discussion and analysis of Sovereign’s adoption of this standard at Note 13.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (for example, acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, including contingent consideration, and requires expanded disclosures, SFAS 141(R) will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Sovereign does not expect the adoption of this pronouncement to have a material impact to its financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements and Amendment of ARB No. 51” (“SFAS No. 160”). The new pronouncement requires all entities to report noncontrolling (minority) interests in subsidiaries as a component of shareholders’ equity. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Management does not anticipate that this statement will have a material impact on Sovereign’s financial condition and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign will adopt SFAS 161 effective January 1, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(16) SUBSEQUENT EVENT
     In late July 2008, a syndicated loan in the commercial loan portfolio declared bankruptcy. It appears the entity may have engaged in some high-risk business practices which caused a sudden liquidity crisis and ultimately led to the bankruptcy. Sovereign’s total exposure to this entity is approximately $73 million. Sovereign’s exposure is collateralized by accounts receivable, inventory, and fixed assets. The Company is in the process of gathering more facts about this situation and is working with the lead bank and our consultants to determine the appropriate course of action to mitigate any potential losses. Accordingly, at this point the loss severity, if any, on this loan cannot be determined. However, to the extent that this matter is not resolved favorably, Sovereign’s third quarter results could include a significant charge-off related to this one loan.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE SUMMARY
     Sovereign is a financial institution with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including: deposit and loan services, sales of residential, home equity, and multi-family loans and investment securities, capital markets products, cash management products, and bank owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by various factors including the economic environment and its affect on interest rates, consumer and business confidence and spending, as well as competitive conditions within our geographic footprint.
     Our customers select Sovereign for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include a strong franchise value in terms of market share and demographics and diversified loan portfolio and products. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. We have also not achieved our growth targets with respect to low cost core deposits.
     We took proactive steps during the second quarter of 2008 to improve our capital position by raising $1.4 billion of common equity and $500 million of subordinated debt at Sovereign Bank. As a result of the capital raise, net income of $127.4 million in the second quarter, and a reduction in the size of our balance sheet by $2.7 billion, our capital ratios improved significantly during the second quarter. Tangible Common Equity to Tangible Assets and Tier 1 Leverage for the Parent Company increased at June 30, 2008 to 6.04% and 8.34% from 3.81% and 6.21% at March 31, 2008, respectively. The Bank’s total risk based capital ratio increased to 11.41% from 10.24%. These capital levels and ratios are now in line with our peers and significantly in excess of the levels required to be considered well-capitalized. We have also reduced wholesale funding sources, improved our operating metrics and increased our tangible book value per share over the past two quarters. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions.
     In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. We are focused on a number of initiatives to improve the customer experience. During 2007, customer service personnel received refresher service training and we migrated back to having all customer service functions being domestically based. We realigned our consumer and commercial infrastructure by consolidating our commercial and retail banking management structure. We also rationalized and simplified our retail deposit product set by reducing the number of retail checking products we offer.
     In the fourth quarter of 2007, we piloted a new retail deposit strategy called “Customer First” in certain markets within our footprint. The goal of Customer First is to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. Customer First, which is a sales model/methodology that drives consistent team member behavior in each of our 750 community banking offices, was implemented throughout our entire branch network in the first quarter of 2008. We are seeing improved productivity within retail banking and improved deposit retention. Additionally, in the first quarter of 2008, Sovereign hired a senior level executive who reports to our Chief Executive Officer to lead the Company’s Retail Banking Division. We believe these two steps helped stabilize our deposit base thus far in 2008, as average retail and commercial deposits increased to $38.7 billion for the second quarter of 2008, compared to $38.1 billion at year-end and $37.5 billion a year ago.
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
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a mildly liability sensitive interest rate risk position. Sovereign restructured its balance sheet and sold approximately $8.0 billion of low margin and/or high credit risk assets in early 2007. We utilized the proceeds to pay off higher cost borrowings. The impact of this balance sheet restructuring and our liability sensitive interest rate position helped increase our net interest margin during the second quarter of 2008 to 3.06% from 2.88% in the first quarter of 2008. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced a deterioration in certain key credit quality performance indicators that began in the second half of 2007 that has continued through the first half of 2008 which has resulted in higher levels of charge-offs and provision for credit losses. For the second quarter of 2008, the provision for credit losses and charge-offs were $132.0 million and $86.9 million, respectively, compared to $51.0 million and $25.7 million in the second quarter of 2007, respectively. Our provision for credit losses and charge-offs for the six-month period ended June 30, 2008 were $267.0 million and $161.2 million compared to $97.0 million and $49.8 million, respectively, for the corresponding period in the prior year. These negative trends persist throughout the majority of our loan portfolios. As of June 30, 2008 total non-performing loans were $490.5 million or 0.85% of total loans compared to $291.5 million or 0.52% at June 30, 2007. The increase in non-performing loans was primarily driven by our residential Alt-A, commercial real estate, multi-family and commercial and industrial loan portfolios.
     During 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. However, credit losses were higher than our expectations for those new originations. Effective January 31, 2008, Sovereign ceased originating new auto loans from these markets. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. We believe these two decisions will lower loss rates in future periods; however, losses remained elevated thus far in 2008 as the newly originated loans continue to season. Losses in 2008 have been in line with our forecast; however, deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in future periods. The remaining balance of our auto out-of-market loan portfolio at June 30, 2008 was $2.2 billion with reserves for credit losses of $86.1 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     As discussed previously, conditions in the housing market significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign has residential real estate loans totaling $11.9 billion at June 30, 2008 of which $2.8 billion is comprised of Alt-A residential loans. Although losses have been increasing since the prior year, actual credit losses on these loans have been modest and totaled $4.6 million and $9.5 million during the three-month period and six-month period ended June 30, 2008 compared to $1.6 million and $2.1 million for the corresponding periods in the prior year. However non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our reserves for our residential portfolio over the past three quarters. Future losses in our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.
     Sovereign also has $6.1 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the three-month and six-month periods ended June 30, 2008 were $4.4 million and $9.8 million, respectively, compared with $1.9 million and $3.5 million for the corresponding periods in the prior year. This portfolio consists of loans with an average FICO at origination of 714 and an average loan to value of 66%. We have total reserves of $32.2 million for this loan portfolio at June 30, 2008.
     During the first half of 2008, we continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios. Non-performing assets for these portfolios increased to $129.7 million and $117.3 million at June 30, 2008 from $85.4 million and $61.8 million at December 31, 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $93.7 million during the first half of 2008. This increase was a significant component of our provision for credit losses of $132.0 million and $267.0 million for the three-month and six-month periods ended June 30, 2008. A large portion of these increases is tied to companies that are in housing related industries. We have decreased the amount of loan originations to these borrower types in 2008; however, we expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
     Net income was $127.4 million, or $0.22 per diluted share, and $227.6 million, or $0.42 per diluted share, for the three-month and six-month periods ended June 30, 2008 as compared to $147.5 million, or $0.29 per diluted share, and $195.5 million, or $0.39 per diluted share for the three-month and six-month periods ended June 30, 2007. Net income in 2007 included charges of $216.0 million ($140.4 million after-tax or $0.27 per diluted share) related to our 2007 balance sheet restructuring and an expense saving initiative. Current year results include an elevated provision for credit losses compared with the corresponding periods in the prior year due to the slowing economic conditions and the deterioration in most categories of our loan portfolios as discussed above. The provision for credit losses has increased to $132.0 million and $267.0 million in the three-month and six-month periods ended June 30, 2008 compared to $51.0 million and $97.0 million for the three-month and six-month periods ended June 30, 2007 due to the impact of the slowing economy and the deterioration of credit quality in our loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2008 AND 2007
(in thousands)

	2008			2007
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,571,679	$384,816	6.13%	$14,605,167	$446,257	6.12%
LOANS:
Commercial loans	27,461,417	810,910	5.93%	25,037,502	896,922	7.21%
Multi-Family	4,411,480	132,892	6.03%	5,260,766	170,970	6.51%
Consumer loans
Residential mortgages	12,935,327	366,113	5.66%	15,007,930	426,604	5.69%
Home equity loans and lines of credit	6,303,688	184,741	5.89%	7,705,765	267,154	6.98%

Total consumer loans secured by real estate	19,239,015	550,854	5.74%	22,713,695	693,758	6.13%

Auto loans	6,767,900	234,243	6.96%	5,558,312	189,007	6.86%
Other	310,151	11,996	7.78%	405,150	17,114	8.52%

Total consumer	26,317,066	797,093	6.08%	28,677,157	899,879	6.30%

Total loans	58,189,963	1,740,895	6.00%	58,975,425	1,967,771	6.71%
Allowance for loan losses	(753,763)	—	—	(484,122)	—	—

NET LOANS	57,436,200	1,740,895	6.08%	58,491,303	1,967,771	6.76%

TOTAL EARNING ASSETS	70,007,879	2,125,711	6.09%	73,096,470	2,414,028	6.63%
Other assets	10,358,340	—	—	11,665,137	—	—

TOTAL ASSETS	$80,366,219	$2,125,711	5.31%	$84,761,607	$2,414,028	5.72%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$31,977,082	$420,002	2.64%	$31,013,559	$460,616	3.00%
Wholesale deposits	3,583,218	49,035	2.75%	7,850,548	212,361	5.45%
Government deposits	3,538,526	49,870	2.83%	3,830,241	97,401	5.13%
Customer repurchase agreements	2,655,607	24,742	1.87%	2,326,334	52,489	4.55%

TOTAL DEPOSITS	41,754,433	543,649	2.62%	45,020,682	822,867	3.69%

BORROWED FUNDS:
FHLB advances	18,307,665	419,306	4.59%	16,155,849	404,590	5.03%
Fed funds and repurchase agreements	1,131,420	16,125	2.87%	1,451,213	38,748	5.38%
Other borrowings	3,710,284	110,599	5.97%	5,318,968	159,332	6.00%

TOTAL BORROWED FUNDS	23,149,369	546,030	4.73%	22,926,030	602,670	5.28%

TOTAL FUNDING LIABILITIES	64,903,802	1,089,679	3.37%	67,946,712	1,425,537	4.22%
Demand deposit accounts	6,537,456	—	—	6,378,845	—	—
Other liabilities	1,657,959	—	—	1,660,284	—	—

TOTAL LIABILITIES	73,099,217	1,089,679	2.99%	75,985,841	1,425,537	3.78%
STOCKHOLDERS’ EQUITY	7,267,002	—	—	8,775,766	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,366,219	1,089,679	2.72%	$84,761,607	1,425,537	3.39%

NET INTEREST INCOME		$1,036,032			$988,491

NET INTEREST SPREAD (1)			2.72%			2.41%

NET INTEREST MARGIN (2)			2.97%			2.71%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month and six-month periods ended June 30, 2008 was $506.1 million and $988.3 million compared to $453.4 million and $941.2 million for the same periods in 2007. The increase in net interest income was due to an increase in net interest margin for the three-month and six-month periods ended June 30, 2008 to 3.06% and 2.97%, compared to the corresponding periods in the prior year of 2.71% and 2.71%. The reason for the increase has been due to the recent steepening of the yield curve, the balance sheet restructuring we executed in the first quarter of 2007 and reductions in short-term interest rates which has benefited us given our mildly liability sensitive interest rate position. Partially offsetting this positive impact in net interest income was a decrease in average interest earning assets to $69.5 billion and $70.0 billion for the three-month and six-month periods ending June 30, 2008 compared to $70.3 billion and $73.1 billion for the three-month and six-month periods ending June 30, 2007 as a result of the sale of $3.4 billion, $2.9 billion and $1.2 billion of correspondent home equity, residential mortgage loans and multi-family loans, respectively, in connection with our balance sheet restructuring in the first quarter of 2007. Although we have reduced our exposure to these loan categories, Sovereign has been focused on generating commercial loan growth within its geographic footprint which has led to an increase of approximately $2.4 billion of average commercial loans.
     Interest on investment securities and interest earning deposits was $163.8 million and $344.7 million for the three-month and six-month periods ended June 30, 2008, compared to $195.6 million and $405.9 million for the same periods in 2007. The average balance of investment securities was $12.6 billion with an average tax equivalent yield of 6.13% for the six-month period ended June 30, 2008 compared to an average balance of $14.6 billion with an average yield of 6.12% for the same period in 2007. The decrease in average balances was due to the 2007 balance sheet restructuring.
     Interest on loans was $838.0 million and $1.7 billion for the three-month and six-month periods ended June 30, 2008, compared to $943.9 million and $2.0 billion for the three-month and six-month periods in 2007. The average balance of loans was $58.2 billion with an average yield of 6.00% for the six-month period ended June 30, 2008 compared to an average balance of $59.0 billion with an average yield of 6.71% for the same period in 2007. Average balances of commercial loans in 2008 increased $2.4 billion as compared to 2007, primarily due to strong organic growth in our commercial loan portfolio. Commercial loan yields have decreased 128 basis points due to the decline in short-term interest rates which has decreased the yields on our variable rate loan products. Average residential mortgages decreased $2.1 billion due to the sale of $2.9 billion of residential loans in the first quarter of 2007. Average home equity loans and lines of credit decreased $1.4 billion from the prior year due to the sale of $3.4 billion of correspondent home equity loans in connection with the previously mentioned balance sheet restructuring at the end of the first quarter of 2007. Average multi-family loans decreased $0.8 billion from the prior year due to the sale of $1.3 billion of multi-family loans in the first quarter of 2007. Average balances of auto loans increased to $6.8 billion from $5.6 billion due to organic in-market growth and a decision towards the middle of 2006 to expand out-of-market loans. However, as previously discussed, losses on these loans have been higher than our expectations and effective January 31, 2008, management ceased originating loans from these channels. This has led to a reduction of average auto loans in the second quarter of 2008 as this portfolio declined to $6.6 billion for the three-month period ended June 30, 2008 compared to $7.0 billion for the three-month period ended March 31, 2008.
     Interest on deposits and related customer accounts was $228.5 million and $543.6 million for the three-month and six-month periods ended June 30, 2008, compared to $409.6 million and $822.9 million for the same periods in 2007. The average balance of deposits was $41.8 billion with an average cost of 2.62% for the six-month period ended June 30, 2008 compared to an average balance of $45.0 billion with an average cost of 3.69% for the same period in 2007. The average balance of non-interest bearing demand deposits increased from $6.4 billion in 2007 to $6.5 billion in 2008. The decrease in average cost is due primarily to decreases in costlier wholesale deposit categories due to our 2007 balance sheet restructuring and a de-emphasis on wholesale financings as well as a reduction in short-term interest rates.
     Interest on borrowed funds was $267.1 million and $546.0 million for the three-month and six-month periods ended June 30, 2008, compared to $276.4 million and $602.7 million for the same periods in 2007. The average balance of borrowings was $23.1 billion with an average cost of 4.73% for the six-month period ended June 30, 2008 compared to an average balance of $22.9 billion with an average cost of 5.28% for the same period in 2007. The decrease in average cost has been due to a reduction in market interest rates. This benefit has been partially offset by our callable advance borrowings with the FHLB (which is discussed below) as well as, to a lesser extent, the impact of our recent $500 million subordinated debt issuance which has effective yield of 8.92%.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.84%) during the non-call period which ranges from 6 to 18 months. The majority of these advances are past their non- call periods. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they would mature on various dates ranging from August 2012 to September 2016.
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2008 was $132.0 million and $267.0 million, compared to $51.0 million and $97.0 million for the same periods in 2007. The provision for credit losses for the six months ended June 30, 2008 includes a higher level of provision versus 2007 due to several factors as discussed below.
     Sovereign experienced further deterioration in the credit quality of certain commercial loans due to weakening market conditions, particularly those associated with residential construction companies. As a result of an increase in criticized and non-accrual loans and growth of $1.1 billion in our commercial real estate loans and commercial industrial loans, Sovereign increased the provision for credit losses in excess of charge-offs by approximately $93.7 million for our commercial portfolio since year-end. Although we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
     In late July 2008, a syndicated loan in the commercial loan portfolio declared bankruptcy. It appears the entity may have engaged in some high-risk business practices which caused a sudden liquidity crisis and ultimately led to the bankruptcy. Sovereign’s total exposure to this entity is approximately $73 million. Sovereign’s exposure is collateralized by accounts receivable, inventory, and fixed assets. The Company is in the process of gathering more facts about this situation and is working with the lead bank and our consultants to determine the appropriate course of action to mitigate any potential losses. Accordingly, at this point the loss severity, if any, on this loan can not be determined. However, to the extent that this matter is not resolved favorably, Sovereign’s third quarter results could include a significant charge-off related to this one loan.
     Weakening credit conditions increased charge-offs for the three-month and six-month periods ended June 30, 2008 to $86.9 million and $161.2 million, respectively, compared to $25.7 million and $49.8 million, respectively, for the corresponding periods in the prior year. This equates to annualized net loan charge-off to average loan ratios of 0.60% and 0.55% for the three-month and six-month periods ended June 30, 2008 compared to 0.18% and 0.17% for the comparable periods in the prior year. The majority of the increase was related to our consumer loan portfolio including auto, residential mortgages and home equity loans. Sovereign’s auto charge-offs were $36.6 million and $79.4 million for the three-month and six-month periods ended June 30, 2008 compared to $12.3 million and $22.4 million for the corresponding periods in the prior year. As previously discussed, Sovereign significantly increased its auto loan portfolio, including an expansion of out-of-market loans in 2007. We stopped originating out-of-market loans effective January 31, 2008 due to unsatisfactory loss experience and also strengthened our underwriting standards in the second half of 2007 on our entire auto portfolio. We have also significantly curtailed auto loan originations in our geographic footprint in 2008 as second quarter loan originations totaled $239 million compared to $503 million last quarter, with the average FICO score improving to 745 from 718 a year ago. The decision to reduce origination volumes and exit the out-of-market auto loan portfolio has reduced this portfolio to $6.3 billion at June 30, 2008 compared to $7.0 billion at December 31, 2007.
     Correspondent home equity charge-offs were $6.2 million and $10.2 million for the three-month and six-month periods ended June 30, 2008. As discussed in our 2007 Form 10-K, Sovereign ceased originating this loan product in the first quarter of 2006 and made the decision to exit this portfolio in December 2006. Sovereign sold $3.4 billion of the loans in the first quarter of 2007, but decided to retain $658 million due to adverse market conditions. The Company wrote the loans that we retained down to fair value. At June 30, 2008, the remaining balance of the correspondent home equity portfolio was $416.1 million which consisted of $308.2 million of first lien loans and $107.9 million of second lien loans with reserves for future credit losses of $51.2 million.
     Although charge-off levels have been elevated on our indirect auto portfolio and our correspondent home equity portfolio, they have been within our expectations. Sovereign significantly increased reserve levels for these portfolios in 2007 in anticipation for losses that were inherent in the portfolio that have since been realized through charge-offs in 2008. We believe our remaining reserve levels are adequate to cover inherent losses in this portfolio; however, further deterioration in the regions of the U.S. economy where these loans were originated could result in additional credit quality deterioration that will require additional provisions for credit losses in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Non-performing assets were $553.9 million or 0.70% of total assets at June 30, 2008, compared to $361.6 million or 0.43% of total assets at December 31, 2007 and $334.0 million or 0.40% of total assets at June 30, 2007. The reason for the increase since year-end was primarily driven by our residential Alt-A, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at June 30, 2008 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Six-Month Period Ended
	June 30,
	2008	2007
Allowance for loan losses, beginning of period	$709,444	$471,030

Charge-offs:
Commercial	53,988	27,613
Consumer secured by real estate	34,610	11,476
Consumer not secured by real estate	126,846	46,159

Total Charge-offs	215,444	85,248

Recoveries:
Commercial	5,639	6,156
Consumer secured by real estate	5,175	5,897
Consumer not secured by real estate	43,397	23,431

Total Recoveries	54,211	35,484

Charge-offs, net of recoveries	161,233	49,764
Provision for loan losses (1)	260,537	94,828
Allowance released in connection with loan sales	—	12,409

Allowance for loan losses, end of period	808,748	503,685

Reserve for unfunded lending commitments, beginning of period	28,301	15,255
Provision/(benefit) for unfunded lending commitments (1)	6,463	2,172
Reserve for unfunded lending commitments, end of period	34,764	17,427

Total Allowance for credit losses	$843,512	$521,112

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest Income
     Total non-interest income was $207.1 million and $378.9 million for the three-month and six-month periods ended June 30, 2008, compared to $190.3 million and $237.1 million for the same periods in 2007. The six-month period ended June 30, 2007 includes a $119.9 million charge on the correspondent home equity loan portfolio that was sold in connection with the balance sheet restructuring.
     Consumer banking fees were $81.0 million and $154.2 million for the three-month and six-month periods ended June 30, 2008, compared to $77.3 million and $145.3 million for the same periods in 2007, representing a 4.8% and 6.1% increase, respectively. The increase for the six months ended June 30, 2008 is due primarily to growth in deposit fees to $117.7 million for the six-month period ended June 30, 2008 compared to $112.2 million for the corresponding period in the prior year due to certain pricing changes on deposit products, as well as a stabilization of attrition rates due to the implementation of our Customer First initiative.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Commercial banking fees were $53.7 million and $108.2 million for the three-month and six-month periods ended June 30, 2008, compared to $52.0 million and $101.5 million for the same periods in 2007, representing an increase of 3.3% and 6.6%, respectively. The increase for the six-months ended June 30, 2008 is due primarily to growth in deposit fees to $41.1 million for the six-month period ended June 30, 2008 compared to $27.4 million for the corresponding period in the prior year. This was partially offset by declines in income related to our precious metals lending business of $5.7 million due to a decision to focus on relationships within our core markets.
Net mortgage banking income was composed of the following components (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales of mortgage loans and related securities	$4,999	$3,317	$8,977	$8,864
Sale of correspondent home equity loans	—	—	—	(119,892)
Net gains under SFAS 133	1,602	783	2,972	395
Mortgage servicing fees	12,182	10,460	24,098	20,189
Amortization of mortgage servicing rights	(11,034)	(8,236)	(19,103)	(17,718)
Residential mortgage servicing rights recoveries	19,837	656	1,134	656
Sales of multi-family loans	9,676	5,748	18,906	16,305
Recoveries/(impairments) to multi-family mortgage servicing rights	635	—	(4,220)	—
Net gain recorded on commercial mortgage backed securitization	—	13,772	—	10,496

Total mortgage banking income	$37,897	$26,500	$32,764	$(80,705)

     Mortgage banking income consists of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     In the second quarter of 2008, Sovereign recorded gains on the sale of multi-family loans of $9.7 million on $885.9 million of multi-family loans compared to gains of $5.7 million on the sale of $503.4 million of loans for the corresponding period in the prior year. In the second quarter of 2008, Sovereign recorded gains on the sale of mortgage loans of $5.0 million on $1.1 billion of mortgage loans compared to gains of $3.3 million on $592.1 million of loans for the corresponding period in the prior year.
     At June 30, 2008, Sovereign serviced approximately $12.9 billion of residential mortgage loans for others and our net mortgage servicing asset was $161.7 million, compared to $11.2 billion of loans serviced for others and a net mortgage servicing asset of $141.1 million, at December 31, 2007. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For the three-month period ended June 30, 2008, Sovereign recorded a $19.8 million of mortgage servicing right recovery due to a decrease in prepayment speed assumptions at June 30, 2008 compared to March 31, 2008 as shown below. This recovery was essentially a reversal of the $18.7 million residential mortgage servicing right impairment charge that we recorded in the three-month period ended March 31, 2008 due to increased market based prepayment speed assumptions at March 31, 2008 compared to December 31, 2007. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2008	March 31, 2008	December 31, 2007	June 30, 2007	March 31, 2007
CPR speed	12.19%	20.64%	14.70%	11.43%	14.81%
Escrow credit spread	4.74%	4.94%	5.12%	5.07%	4.96%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking income in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations. During the second quarter of 2008, Sovereign sold $781 million of residential mortgage loans to FHLMC in return for mortgage-backed securities that were subsequently classified in our available for sale investment portfolio. Sovereign recorded a servicing asset of $8.4 million in connection with this transaction. At June 30, 2008, all of the investment securities have been retained on our balance sheet; therefore, this transaction did not have any impact on net income for the three-month or six-month periods ended June 30, 2008.
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
     The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2008 and December 31, 2007, Sovereign had a $24.2 million and $23.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
     At June 30, 2008 and December 31, 2007, Sovereign serviced $12.2 billion and $10.9 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $234.3 million and $206.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $18.6 million and $20.4 million at June 30, 2008 and December 31, 2007, respectively. During the six-month period ended June 30, 2008 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $5.2 million and $3.1 million, respectively. Additionally, during the first half of 2008, Sovereign recorded a net servicing right asset impairment charge of $4.2 million from lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
     Capital markets revenues increased to $7.2 million and $17.6 million for the three-month and six-month periods ended June 30, 2008, compared to $6.0 million and $11.7 million for the same periods in 2007. The reason for this increase was due to the declining interest rate environment in 2008 which has allowed us to sell more interest rate derivative products to our customers.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $19.1 million and $38.5 million for the three-month and six-month periods ended June 30, 2008, compared to $20.3 million and $40.8 million for the comparable periods in the prior year is primarily due to decreased death benefits in 2008.
     Net gains on sales of investment securities were $1.9 million and $16.0 million for the three-month and six-month periods ended June 30, 2008, compared to $0 and $1.0 million for the same periods in 2007. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining 522,718 Visa shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and Administrative Expenses
     General and administrative expenses for the three-month and six-month periods ended June 30, 2008 were $381.9 million and $741.1 million, compared to $336.6 million and $666.6 million for the same periods in 2007. General and administrative expenses for the three-month and six-month periods ended June 30, 2008 were impacted by increased deposit insurance premiums and an increase in compensation costs due to severance charges of $5.3 million and $6.4 million for the three-month and six-month periods ended June 30, 2008, respectively, associated with the departure of various senior executives as well as annual merit increases effective April 1, 2008. Higher deposit premium assessment rates were established in 2007 by the FDIC; however, Sovereign received a $29 million credit to be applied against future assessments, which was exhausted in the fourth quarter of 2007. As a result, we incurred higher deposit premiums of $15.4 million in the six-month period of 2008 compared to the corresponding period in the prior year. As previously discussed, Sovereign received proceeds from the mandatory redemption of our Visa IPO shares. This amount was net of proceeds Visa funded to an escrow account to provide for possible costs associated with pending litigation against Visa and its member banks. This funding allowed member banks of Visa to reverse litigation related accruals made in 2007. Sovereign had accrued $7.8 million in 2007 for this exposure and reversed $6.4 million of this amount in the three-month period ended March 31, 2008.
     In July 2008, IndyMac Bank, F.S.B. (“IndyMac Bank”) was closed by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver of IndyMac Bank. As of March 31, 2008, IndyMac Bank was a $32.3 billion financial institution which had $18.9 billion in deposits and is the third largest bank failure in the history of the U.S. banking system. It is estimated that this failure will cost the FDIC deposit assessment fund between $4 billion and $8 billion. The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits (generally $100,000 per depositor and $250,000 for retirement accounts). The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. As of March 31, 2008, the fund was $52.8 billion and insured deposits were $4.4 trillion, which resulted in a reserve ratio of 1.19% or 0.06 basis points below the FDIC Board’s target. If the fund falls below 1.15% of estimated insured deposits, the FDIC is required by law to adopt a restoration plan that will bring the reserve ratio back to 1.15% within five years. If the estimated loss to be incurred to the deposit assessment fund due to the IndyMac Bank failure is correct, it would reduce the reserve ratio percentage between 0.09% to 0.18% and result in the reserve ratio falling below 1.15% and require the adoption of a restoration plan which could entail increasing deposit premium assessment rates to all financial institutions. The timing and extent of any future increase is unknown at this time but could have an adverse impact on our general and administrative expenses in future periods.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $42.8 million and $80.3 million for the three-month and six-month periods ended June 30, 2008, compared to $79.5 million and $196.2 million for the same periods in 2007. The reason for the variance is discussed below.
     Sovereign recorded charges of $56.0 million and $40.1 million for the six-month period ended June 30, 2007 associated with restructuring charges and freezing its ESOP, respectively. Additionally, results for the three-month and six-month periods ended June 30, 2007 included $6.7 million and $12.9 million, respectively, of expense related to an equity method investment Sovereign had in a synthetic fuel partnership that generated Section 29 tax credits for the production of fuel from a non-conventional source. We amortized this through December 31, 2007 since this was the period through which we received the tax credits. Therefore, we did not incur any expense nor did we record any tax credits in 2008 related to this investment.
     Sovereign recorded intangible amortization expense of $28.1 million and $57.2 million for the three-month and six-month periods ended June 30, 2008, compared to $32.3 million and $65.5 million for the corresponding periods in the prior year. The decreases in the current year periods are due primarily to decreased core deposit intangible amortization expense on previous acquisitions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Provision
     An income tax provision of $29.1 million and $51.2 million was recorded for the three-month and six-month periods ended June 30, 2008, compared to $29.2 million and $23.1 million for the same periods in 2007. The effective tax rate for the three-month and six-month periods ended June 30, 2008 was 18.6% and 18.4%, respectively, compared to 16.5% and 10.6% for the same periods in 2007. The income tax provision in the second quarter of 2008 includes a $10.4 million provision to increase our reserves for income taxes based on recent rulings in certain states. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, and tax credits associated with low income housing investment partnerships. The lower effective tax rate for the six-month period ended June 30, 2007 results from the lower amount of pre-tax income of the Company for that time period. Additionally, as discussed above, the three-month and six-month periods ended June 30, 2008 did not have any tax credits associated with the synthetic fuel partnership.
     Sovereign is subject to the income tax laws of the United States, its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in the second half of 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion, which are discussed in Note 12 in the Company’s Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in our IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions and to assess interest and potential penalties, the combined amount of which totaled approximately $73.4 million as of June 30, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potential penalties, the combined amount of which totals approximately $16.9 million as of June 30, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $58.7 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

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
     During the first quarter of 2008, as previously discussed in our 2008 first quarter Form 10-Q, certain changes to our executive management were announced such as the hiring of a new head of Retail Banking and a new Chief Financial Officer. In addition, we centralized the responsibility for the major businesses within the Company naming a new head of Retail, Commercial Lending, Corporate Specialty Businesses and Corporate Support Services. The head of these business units report directly to the Chief Executive Officer and, along with our Chief Financial Officer and Chief Risk Officer, comprise the Executive Management Group. These events changed how our executive management team measures and assesses business performance. During the second quarter we finalized the process of updating our business unit profitability system to reflect our new organizational structure.
     As a result of the changes discussed above, Sovereign now has four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. The Corporate Specialties Group segment is primarily comprised of our mortgage banking group, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. It also provides capital market services and cash management services to our customers. The Commercial Lending segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.
     The Retail Banking Division’s net interest income decreased $46.1 million and $107.2 million to $264.9 million and $514.6 million for the three-month and six-month periods ended June 30, 2008 compared to the corresponding period in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 2.17% for the first six months of 2008 compared to 2.70% for the same period in the prior year. The average balance of loans was $6.3 billion for the six months ended June 30, 2008 compared to an average balance of $5.5 billion for the corresponding period in the preceding year. The average balance of deposits was $42.3 billion for the six months ended June 30, 2008, compared to $42.0 billion for the same period a year ago. The provision for credit losses increased $7.0 million and $16.8 million for the three months and six months ended June 30, 2008, and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses totaled $266.6 million and $533.3 million for the three months and six months ended June 30, 2008, compared to $267.1 million and $528.6 million for the three months and six months ended June 30, 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Corporate Specialty Group segment net interest income increased $7.1 million and decreased $27.9 million to $106.3 million and $210.8 million for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in the preceding year. The decrease from prior year in net interest income was due a decrease in average loans due to the sale of $3.4 billion of correspondent home equity loans and $2.9 billion of residential mortgage loans as part of the balance sheet restructuring executed in early 2007. The net spread on a match funded basis for this segment was 1.38% for the first six months of 2008 compared to 1.39% for the same period in the prior year. The average balance of loans for the six-month period ended June 30, 2008 was $29.5 billion compared with $33.5 billion for the corresponding period in the prior year. Fees and other income were $52.2 million and $59.5 million for the three-month and six-month periods ended June 30, 2008 compared to $47.9 million and a loss of $44.4 million for the corresponding periods in the prior year. The prior year results included a charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses increased $45.5 million and $107.0 million to $69.7 million and $148.6 million at June 30, 2008 due to a higher level of losses on our indirect auto portfolio particularly related to out-of-market auto loans. Charge-offs on out-of-market auto loans increased to $51.6 million during the first half of 2008 compared to $5.6 million during the first half of 2007. General and administrative expenses totaled $44.2 million and $87.2 million for the three months and six months ended June 30, 2008, compared to $39.4 million and $81.5 million for the three months and six months ended June 30, 2007.
     The Commercial Lending segment net interest income increased $21.0 million and $48.7 million to $128.8 million and $255.8 million for the three-month and six-month periods ended June 30, 2008 compared to the corresponding periods in the preceding year due to growth in our commercial loan portfolios due to our emphasis on this asset class and a de-emphasis on wholesale residential loans, investment securities and other lower yielding asset classes. The net spread on a match funded basis for this segment was 2.36% for the first six months of 2008 compared to 2.25% for the same period in the prior year. The average balance of loans for the six months ended June 30, 2008 was $22.3 billion compared with $19.8 billion for the corresponding period in the prior year. The provision for credit losses increased $28.5 million and $46.3 million to $48.6 million and $89.6 million for the three months and six months ended June 30, 2008 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. General and administrative expenses (including allocated corporate and direct support costs) were $56.3 million and $103.9 million for the three months and six months ended June 30, 2008 compared with $45.5 million and $89.0 million for the corresponding periods in the prior year. The reason for the increase is due to compensation and benefit cost increases needed to support the growth of this reporting segment.
     The net loss before income taxes for Other decreased $78.8 million and $224.2 million to a net loss of $24.4 million and $18.8 million for the three months and six months ended June 30, 2008 compared to the corresponding periods in the preceding year. Results for the three and six months ended June 30, 2007 included charges of $56.0 million and $40.1 million related to freezing our ESOP plan and certain restructuring charges, respectively. Net interest income increased $70.7 million and $133.4 million to $6.1 million and $7.2 million for the three months and six months ended June 30, 2008 compared to the corresponding periods in the preceding year due primarily to investment yields increasing 1 basis points while borrowings decreased 55 basis points for the six-month period ended June 30, 2008. Average borrowings for the six-month period ended June 30, 2008 and 2007 were $23.1 billion and $22.9 billion, respectively, with an average cost of 4.73% and 5.28%. Average investments for the six-month period ended June 30, 2008 and 2007 was $12.6 billion and $14.6 billion respectively, at an average yield of 6.13% and 6.12%.
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
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 15 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
FINANCIAL CONDITION
Loan Portfolio
     At June 30, 2008, commercial loans totaled $27.8 billion representing 48.4% of Sovereign’s loan portfolio, compared to $26.7 billion or 46.2% of the loan portfolio at December 31, 2007 and $25.5 billion or 45.2% of the loan portfolio at June 30, 2007. At both June 30, 2008 and December 31, 2007, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2007 has been driven by organic loan growth. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s 2007 restructuring plan to deemphasize lower yielding residential loans.
     At June 30, 2008, multi-family loans totaled $4.7 billion representing 8.1% of Sovereign’s loan portfolio, compared to $4.2 billion or 7.3% of the loan portfolio at December 31, 2007 and $4.0 billion or 7.1% of the loan portfolio at June 30, 2007.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.5 billion and residential loans of $11.9 billion) totaled $18.4 billion at June 30, 2008, representing 32.0% of Sovereign’s loan portfolio, compared to $19.5 billion, or 33.8%, of the loan portfolio at December 31, 2007 and $20.3 billion or 36.0% of the loan portfolio at June 30, 2007.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $6.3 billion and other consumer loans of $302.8 million) totaled $6.6 billion at June 30, 2008, representing 11.5% of Sovereign’s loan portfolio, compared to $7.3 billion, or 12.7%, of the loan portfolio at December 31, 2007 and $6.6 billion or 11.7% of the loan portfolio at June 30, 2007. The decrease in the consumer loan portfolio not secured by real estate from prior quarter is primarily due to the cessation of out-of-market auto lending on January 31, 2008. Additionally, the Company has tightened its underwriting standards on its in-market auto loans portfolio which slowed originations. Second quarter 2008 auto loan originations within our geographic footprint totaled $239 million compared with $503 million in the first quarter of 2008. As previously discussed, effective January 31, 2008, management ceased originating out-of-market auto loans.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Performing Assets
     At June 30, 2008, Sovereign’s non-performing assets increased by $192.3 million to $553.9 million compared to $361.6 million at December 31, 2007. This increase is primarily related to residential mortgages, commercial real estate loans, multi-family loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets increased to 0.96% at June 30, 2008 from 0.63% at December 31, 2007. In response to these increases, Sovereign increased its reserves for credit losses on our loan portfolio to $843.5 million or 1.47% of total loans at June 30, 2008 from $737.7 million or 1.28% at December 31, 2007. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	June 30,	December 31,
	2008	2007
Non-accrual loans:
Consumer:
Residential mortgages	$133,114	$90,881
Home equity loans and lines of credit	65,213	56,099
Auto loans and other consumer loans	2,750	3,446

Total consumer loans	201,077	150,426
Commercial	129,693	85,406
Commercial real estate	117,251	61,750
Multi-family	42,230	6,336

Total non-accrual loans	490,251	303,918
Restructured loans	280	370

Total non-performing loans	490,531	304,288

Other real estate owned	48,228	43,226
Other repossessed assets	15,168	14,062

Total other real estate owned and other repossessed assets	63,396	57,288

Total non-performing assets	$553,927	$361,576

Past due 90 days or more as to interest or principal and accruing interest	$73,694	$68,770
Annualized net loan charge-offs to average loans	.55%	.25%
Non-performing assets as a percentage of total assets	.70%	.43%
Non-performing loans as a percentage of total loans	.85%	.53%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	.96%	.63%
Allowance for credit losses as a percentage of total non-performing assets (1)	152.3%	204.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	172.0%	242.4%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest increased by $4.9 million from December 31, 2007 to June 30, 2008, mostly attributable to an increase of $8.4 million in residential loans, offset by a $3.5 million decrease in auto loans. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $188.9 million and $140.3 million at June 30, 2008 and December 31, 2007, respectively. This increase has been factored into our allowance for loan losses for our commercial loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	June 30, 2008		December 31, 2007
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$527,645	57%	$433,951	54%
Consumer loans secured by real estate	131,884	32	117,380	34
Consumer loans not secured by real estate	140,757	11	149,768	12
Unallocated allowance	8,462	n/a	8,345	n/a

Total allowance for loan losses	$808,748	100%	$709,444	100%
Reserve for unfunded lending commitments	34,764		28,301

Total allowance for credit losses	$843,512		$737,745

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $434.0 million at December 31, 2007 (1.40% of commercial loans) to $527.6 million at June 30, 2008 (1.63% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at June 30, 2008 and loan growth which required additional reserves. Additionally, Sovereign increased its reserve allocations in the first quarter of 2008 in anticipation of continued deteriorating in these loan portfolios in the near term. A large portion of this increase was related to loans to companies that are in housing related industries. We expect that the difficult housing environment as well as economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in increased reserve allocations and higher provisions for loan losses in future periods.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $131.9 million at June 30, 2008 from $117.4 million at December 31, 2007. The increase is primarily the result of increased reserves allocated to our residential loan portfolio due to continued weaknesses in residential real estate prices. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.8 billion Alt-A portfolio, continue to increase. As a percentage of consumer loans secured by real estate the allowance was 0.72% at June 30, 2008 compared with 0.60% at December 31, 2007. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential portfolio which may result in higher loss levels. In response, during the first and second quarters of 2008, we increased the reserve for consumer loans secured by real estate by $9.4 million and $8.3 million, respectively.
     Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $5.2 million of losses on the remaining loans in the structure which totaled $3.1 billion at June 30, 2008. Sovereign is reimbursed for the next $55 million of losses under the terms of the credit default swap. Losses above $60.2 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio decreased from $149.8 million at December 31, 2007 to $140.8 million at June 30, 2008 primarily due to a decrease in auto loans of $722.4 million. This decline was due to our decision to stop originating out of market loans effective January 31, 2008 as well as a reduction in the amount of auto loan originations in 2008 compared to 2007 origination levels within our geographic footprint, as we have strengthened our underwriting standards. In footprint auto loan originations for the six-month period ended June 30, 2008 were $742 million compared to $1.1 billion for the corresponding period in the prior year. During 2007, Sovereign originated $2.8 billion of out-of-market auto loans. The allowance as a percentage of consumer loans not secured by real estate was 2.13% at June 30, 2008 and 2.04% at December 31, 2007.
     Unallocated Allowance. The unallocated allowance for loan losses was $8.5 million at June 30, 2008 and $8.3 million at December 31, 2007. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $28.3 million at December 31, 2007 to $34.8 million at June 30, 2008 due to increases in the amount of criticized commercial loan commitments since year-end.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, collateralized debt obligations and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”), Freddie Mac and Fannie Mae. Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The effective duration of the available for sale investment portfolio at June 30, 2008 was 5.6 years.
     Total investment securities available-for-sale were $11.1 billion at June 30, 2008 and $13.9 billion at December 31, 2007. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Sovereign holds preferred stock in Fannie Mae and Freddie Mac which has a cost basis of $622.6 million and an unrealized loss of $34.4 million at June 30, 2008. These losses are related to liquidity spreads due to negative events on the issuers of these securities. These securities have experienced significant changes in prices month-to-month based on movements in credit spreads and as recently as May 31, 2008, the securities were in a net unrealized gain position of $11.3 million. We perform an analysis of the individual securities each quarter and evaluate the prospects of the issuers when considering whether an other-than-temporary impairment exists. As of June 30, 2008, each of the individual securities was investment grade. Given the short duration of the losses and the fact that the losses were not severe, we concluded that the above unrealized losses are temporary in nature at June 30, 2008.
     Recent news stories in July and concerns in the marketplace have resulted in significant decreases in the share prices of Fannie Mae and Freddie Mac. Since June 30, 2008, the common stock prices for Fannie Mae and Freddie Mac have been very volatile and have declined significantly. It is widely believed that the U.S. government will support these two government sponsored entities if needed and has publicly stated so, but it is unclear whether the support would extend to their common and preferred shareholders. Their primary regulator has also stated that both institutions are adequately capitalized. In July, a housing and economic recovery bill was signed into law by the President of the United States which allows the U.S. Treasury Department the authority to purchase equity in both Fannie Mae and Freddie Mac. The housing and recovery bill also permits the Treasury Department to provide a temporary increase in a long standing line of credit for the two companies. The Fed’s Board also granted the New York Fed authority to lend to Fannie Mae and Freddie Mac should such lending prove necessary. Finally, the housing and recovery bill also includes an increase in the federal debt limit to $10.6 trillion and a $300 billion program to refinance loans for struggling borrowers in an effort to help stabilize the U.S. housing market.
     The concerns around capital adequacy and the likely dilution on existing shareholders when capital is raised for these two companies has caused the market valuations of the Company’s Fannie Mae and Freddie Mac perpetual preferred stock to decrease significantly in July. It is unclear whether the values of Sovereign’s investment in Fannie Mae and Freddie Mac perpetual preferred stock will change once additional facts and circumstances become known which may not be until Fannie Mae and Freddie Mac release second quarter earnings and the U.S. Government determines the final form of any changes to support Fannie Mae and Freddie Mac. To the extent the market conditions do not improve and the values for these securities do not stabilize, it is possible that Sovereign could have an additional other than temporary impairment charge in future periods.
     Other investments, which consists of FHLB stock and repurchase agreements, decreased to $944.6 million at June 30, 2008 from $1.2 billion at December 31, 2007 due to a reduction in FHLB stock as Sovereign reduced its amount of FHLB borrowings since year-end in connection with its plan to reduce wholesale borrowings.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Goodwill and Other Intangible Assets
     Goodwill was $3.4 billion at both June 30, 2008 and December 31, 2007. Other intangibles decreased by $57.2 million at June 30, 2008 compared to December 31, 2007 due to year-to-date amortization expense.
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. There were no goodwill or core deposit intangible asset impairment charges recorded in the six months ended June 30, 2008 or June 30, 2007.
     During 2007 Sovereign’s financial results were negatively impacted by an increase in credit losses, slower than anticipated growth in low cost core deposits and a continued unfavorable interest rate environment. The market conditions and related concerns surrounding credit caused valuations for banking and other financial service companies to decrease significantly during the fourth quarter of 2007. The market price of our common stock decreased from a high of $25.16 during the second quarter of 2007 to a low of $10.08 in the fourth quarter of 2007, a 60% decrease. The significant drop in value caused our book value per common share to be significantly higher than our market stock price. Additionally, in response to the credit downturn in 2007, we tightened our underwriting standards and made strategic changes to our business, including exiting activities that were not within the Sovereign footprint.
     During the fourth quarter of 2007, we completed our annual assessment of goodwill using a third party valuation firm who considered the impact of current credit conditions, the exiting of certain business activities, our 2007 actual results, expected results for 2008, as well as current market valuations. We evaluated goodwill for impairment for each of our reporting units under 3 different valuation approaches (transaction market approach, guideline company approach, and discounted net income approach) to ensure that the fair value of our reporting units was in excess of our net book values including goodwill. Based on this analysis, we concluded that we had a goodwill impairment charge of $1.58 billion.
     Determining the fair value of each of our segments involves a significant amount of judgment, and the results are dependent on the Company attaining results consistent with the forecasts and assumptions used in its valuation model. Assumptions such as growth, credit risk, interest rates, and expense expectations, have a significant impact on each segment’s overall fair value, and are all subject to change as market conditions worsen or improve. During the second quarter of 2008, we reorganized our reporting units and updated our impairment analysis based on these new segments. Although market conditions in 2008 have remained challenging and valuations for banking and other financial institutions have declined since year-end, we believe the fair value of our segments continues to be in excess of their book value. However, in response to a longer term credit down cycle, management may change the assumptions in the Company’s business plan which could have implications to the fair value derived from our valuation models.
     In the fourth quarter of 2008, we will be performing our annual assessment of goodwill impairment with the assistance of a third party valuation firm. We will continue to evaluate future performance and market conditions and will consider these developments in our goodwill impairment valuation in future periods.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2008	$100,467	$55,540	$44,927
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
2012	33,108	—	33,108
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2008 were $47.3 billion compared to $49.9 billion at December 31, 2007.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2008 and December 31, 2007 were $22.1 billion and $26.1 billion, respectively. The reason for this decline is primarily due to the reduction in short-term assets that Sovereign needed to acquire to maintain compliance with HOLA (See Note 3). See Note 5 for further discussion and details on our borrowings and other debt obligations.

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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.9 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at June 30, 2008. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $61.9 million at June 30, 2008 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At June 30, 2008, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 10 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2008 and December 31, 2007, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2008 and December 31, 2007 (in thousands):

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at June 30, 2008:
Regulatory capital	$5,538,038	$5,262,374	$7,642,694
Minimum capital requirement (1)	3,041,782	2,678,158	5,356,315

Excess	$2,496,256	$2,584,216	$2,286,379

Sovereign Bank capital ratio	7.28%	7.86%	11.41%

Sovereign Bank at December 31, 2007:
Regulatory capital	$5,289,889	$5,030,620	$6,939,602
Minimum capital requirement (1)	3,237,187	2,668,712	5,337,424

Excess	$2,052,702	$2,361,908	$1,602,178

Sovereign Bank capital ratio	6.54%	7.54%	10.40%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	COMMON	COMMON	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TANGIBLE	TANGIBLE	TIER 1
	ASSETS	ASSETS	ASSETS	ASSETS	LEVERAGE
	EXCLUDING	INCLUDING	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI (2)	OCI (2)	OCI (2)	OCI (2)	RATIO
Capital ratio at June 30, 2008 (1)	6.92%	6.04%	7.18%	6.29%	8.34%
Capital ratio at December 31, 2007 (1)	4.43%	4.04%	4.67%	4.28%	5.89%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

(2)	Tangible equity and tangible assets are defined as total equity and total assets less goodwill and other intangibles, net of any deferred tax liabilities.
     The Sovereign Bancorp capital ratios at December 31, 2007 were negatively impacted 0 basis points to 33 basis points depending on the ratio due to a balance sheet gross up of $4 billion of investments and cash deposits in order to comply with a loan limitation test required by HOLA. As discussed in our Form 10-K, HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Due to Sovereign’s decreased emphasis of lower yielding asset classes since year-end (primarily investment securities, multi-family loans and residential loans) and increased emphasis on higher yielding commercial loans, Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at December 31, 2007. During the second quarter of 2008, Sovereign was able to reduce the amount of large non-real estate commercial loans and maintain compliance with this regulation without temporarily increasing its balance sheet at June 30, 2008. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.
     As discussed in our Form 10-K, all OTS savings institutions are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. The QTL test under HOLA requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. Such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. Sovereign is currently in compliance with the QTL; however, as a result of our 2007 balance sheet restructuring and our recent change in strategy to deemphasize the retention of multi-family and residential mortgage loans to be held on our balance sheet, ongoing compliance with the QTL test in future periods may be challenging. We are currently working with the OTS on a more permanent solution to maintain compliance with this regulation. However, if we are not successful in these efforts, we may need to take certain actions to reduce the amount of commercial loans or increase the amount of qualified thrift investments that are held on our balance sheet. These actions are inconsistent with our current strategy and could adversely impact future earnings and capital levels.
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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2008, Sovereign had $20.4 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, a revolving credit agreement and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Sovereign also has approximately $87.5 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets. During the second quarter of 2008, Sovereign issued $1.39 billion of common stock through its shelf registration.

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
     Cash and cash equivalents decreased $2.0 billion from December 31, 2007. The reason for the decline is due to a temporary increase in year-end cash deposits to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate; however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at December 31, 2007. No such increase was necessary at June 30, 2008. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.
     Net cash provided by operating activities was $750.1 million for 2008. Net cash provided by investing activities for 2008 was $2.6 billion and consisted primarily of proceeds from the maturity and repayments of investments of $3.4 billion, offset by originations in excess of repayments of loans of $593.4 million. Net cash used by financing activities for 2008 was $5.3 billion, which was primarily due to a reduction in wholesale borrowings of $4.4 billion and a decrease in deposits of $2.6 million, offset by $1.4 billion of proceeds from the issuance of common stock. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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
Contractual Obligations (in thousands of dollars):

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$18,679,037	$10,274,808	$2,810,496	$1,323,292	$4,270,441
Securities sold under repurchase agreements (1)	77,264	77,264	—	—	—
Fed Funds (1)	1,202,067	1,202,067	—	—	—
Other debt obligations (1)	3,561,554	339,623	1,092,994	844,250	1,284,687
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,998,467	87,314	178,361	181,911	3,550,881
Certificates of deposit (1)	12,010,961	10,447,452	1,256,491	229,038	77,980
Investment partnership commitments (3)	21,295	14,557	6,627	26	85
Operating leases	782,078	97,037	175,882	143,510	365,649

Total contractual cash obligations	$40,332,723	$22,540,122	$5,520,851	$2,722,027	$9,549,723

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $35.6 billion that are due on demand by customers. Additionally, $92.1 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
     Sovereign’s senior credit facility requires Sovereign to maintain certain financial ratios and to maintain a “well capitalized” regulatory status. Sovereign has complied with these covenants as of June 30, 2008 and expects to be in compliance with these covenants for the foreseeable future. However, if in the future Sovereign is not in compliance with these ratios or is deemed to be other than well capitalized by the OTS, and is unable to obtain a waiver from its lenders, Sovereign would be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any outstanding borrowings thereunder. Due to cross-default provisions in such senior credit facility, if more than $5 million of Sovereign’s debt is in default, Sovereign will be in default under this credit facility and the lenders could terminate the facility and accelerate the maturity of any borrowings thereunder.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Amount of Commitment Expiration per Period (in thousands of dollars):

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

Commitments to extend credit	$19,772,570	$8,240,534	$4,060,896	$2,351,923	$5,119,217
Standby letters of credit	3,057,532	572,441	846,540	1,145,749	492,802
Loans sold with recourse	296,569	6,382	31,593	68,677	189,917
Forward buy commitments	767,840	635,772	132,068	—	—

Total commercial commitments	$23,894,511	$9,455,129	$5,071,097	$3,566,349	$5,801,936

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2008 was $3.1 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2008. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
     See Note 14 for a description of pending litigation against the Company.
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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to net interest
amounts below at June 30, 2008	income would result

Up 100 basis points	(0.87)%
Down 100 basis points	1.12%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time frame and the amount of interest-bearing liabilities maturing or repricing within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. As of June 30, 2008, the one year cumulative gap was 4.03%, compared to (1.58)% at December 31, 2007.
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

If interest rates changed in parallel by the	Estimated NPV Ratio
amounts below at June 30, 2008	June 30, 2008	December 31, 2007
Base	12.91%	9.60%
Up 200 basis points	12.40%	8.90%
Up 100 basis points	12.69%	9.30%
Down 100 basis points	12.96%	9.69%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1A — Risk Factors
     There has been no material change in the Corporation’s risk factors as previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007 in response to Item 1A to Part I of such Form 10-K. Such risk factors are incorporated herein by reference.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended June 30, 2008:

			Total Number of	Maximum Number
	Total	Average Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of Publicly	may be Purchased
	Shares	Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	Or Programs (1)
4/1/08 through 4/30/08	25,378	$9.57	N/A	19,500,000
5/1/08 through 5/31/08	864	9.19	N/A	19,500,000
6/1/08 through 6/30/08	10,439	8.54	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40,500,000 shares of common stock as of June 30, 2008 of which approximately twenty one million shares have been purchased under these repurchase programs as of June 30, 2008. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 36,681 shares outside of publicly announced repurchase programs during the second quarter of 2008.
Item 4 — Submission of Matters to a Vote of Security Holders
     The 2008 annual meeting of the shareholders of Sovereign Bancorp, Inc. was held on May 8, 2008. The following is a brief description of each matter voted on at the meeting.

	SHARES
					BROKER
PROPOSAL	FOR	AGAINST	WITHHELD	ABSTENTIONS	NON-VOTES

1. To elect four (4) Class III directors of Sovereign, each to serve for a term of three years and until their successors shall have been elected and qualified:
Joseph P. Campanelli	361,705,710	N/A	36,137,820	—	—
William J. Moran	363,229,262	N/A	34,614,269	—	—
Maria Fiorini Ramirez	362,913,316	N/A	34,930,214	—	—
Alberto Sanchez	312,536,170	N/A	85,307,360	—	—
2. To ratify the appointment by the Audit Committee of Sovereign’s Board of Directors of Ernst & Young LLP as Sovereign’s independent auditors for the fiscal year ending December 31, 2008	391,807,577	3,265,820	—	2,770,132	—
3. To approve the shareholder proposal to amend the Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan	309,495,948	13,318,750	—	3,414,827	71,614,005

Item 6 — Exhibits
     (a) Exhibits

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10.1)	Form of Letter Agreement, dated May 9, 2008, by and between Sovereign Bancorp, Inc. and Banco Santander, S.A. (incorporated by referenced to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed May 12, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: July 31, 2008	/s/ Joseph P. Campanelli

Joseph P. Campanelli,
Chief Executive Officer and President
(Authorized Officer)

Date: July 31, 2008	/s/ Kirk W. Walters

Kirk W. Walters
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(10.1)	Form of Letter Agreement, dated May 9, 2008, by and between Sovereign Bancorp, Inc. and Banco Santander, S.A. (incorporated by referenced to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K, SEC File No. 001-16581, filed May 12, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.