Form 10-Q
period 2008-09-30
SOVEREIGN BANCORP INC
filed 2008-11-05
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock (no par value)	663,942,180 shares

FORWARD LOOKING STATEMENTS
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign” or the “Company”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ending December 31, 2007) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
     These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors which would cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

FORWARD LOOKING STATEMENTS
(continued)
•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	the possibility that Sovereign may not be able to complete its transaction with Santander in a timely manner or at all;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end; and

•	Sovereign’s success in managing the risks involved in the foregoing.
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

PART 1— FINANCIAL INFORMATION
Item 1. Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$2,525,696	$3,130,770
Investment securities:
Available-for-sale	8,604,927	13,941,847
Other investments	949,075	1,200,545
Loans held for investment	56,677,410	57,232,019
Allowance for loan losses	(957,864)	(709,444)

Net loans held for investment	55,719,546	56,522,575

Loans held for sale	236,478	547,760
Premises and equipment	555,093	562,332
Accrued interest receivable	269,258	350,534
Goodwill	3,430,965	3,426,246
Core deposit intangibles and other intangibles, net of accumulated amortization of $837,536 and $754,935 at September 30, 2008 and December 31, 2007, respectively	289,514	372,116
Bank owned life insurance	1,835,178	1,794,099
Other assets	2,905,103	2,897,572

TOTAL ASSETS	$77,320,833	$84,746,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$43,123,174	$49,915,905
Borrowings and other debt obligations	25,213,772	26,126,082
Advance payments by borrowers for taxes and insurance	96,782	83,091
Other liabilities	1,399,597	1,482,563

TOTAL LIABILITIES	69,833,325	77,607,641

Minority interests	147,603	146,430

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $50 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2008 and December 31, 2007	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 664,843,424 shares issued at September 30, 2008 and 482,773,610 shares issued at December 31, 2007	7,713,181	6,295,572
Warrants and employee stock options issued	349,666	348,365
Treasury stock at cost; 1,026,787 shares at September 30, 2008 and 1,369,453 shares at December 31, 2007	(9,661)	(19,853)
Accumulated other comprehensive loss	(642,688)	(326,133)
Retained (deficit)/earnings	(266,038)	498,929

TOTAL STOCKHOLDERS’ EQUITY	7,339,905	6,992,325

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,320,833	$84,746,396

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$561	$7,117	$4,522	$17,497
Investment securities:
Available-for-sale	134,108	177,125	458,381	547,212
Other investments	8,407	11,886	24,898	37,366
Interest on loans	816,746	954,014	2,550,010	2,914,841

TOTAL INTEREST INCOME	959,822	1,150,142	3,037,811	3,516,916

INTEREST EXPENSE:
Deposits and customer accounts	196,887	408,680	740,536	1,231,547
Borrowings and other debt obligations	271,781	284,701	817,811	887,371

TOTAL INTEREST EXPENSE	468,668	693,381	1,558,347	2,118,918

NET INTEREST INCOME	491,154	456,761	1,479,464	1,397,998
Provision for credit losses	304,000	162,500	571,000	259,500

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	187,154	294,261	908,464	1,138,498

NON-INTEREST INCOME:
Consumer banking fees	81,149	73,113	235,309	218,395
Commercial banking fees	52,589	44,155	160,789	145,609
Mortgage banking income/(loss)	1,520	3,752	34,284	(76,953)
Capital markets revenue/(loss)	4,695	(12,627)	22,297	(956)
Bank owned life insurance	18,175	24,439	56,664	65,222
Miscellaneous income	4,714	8,557	16,333	26,251

TOTAL FEES AND OTHER INCOME	162,842	141,389	525,676	377,568
Net (loss)/gain on investment securities	(1,158,578)	1,884	(1,142,535)	2,854

TOTAL NON-INTEREST (EXPENSE)/INCOME	(995,736)	143,273	(616,859)	380,422

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	196,611	172,319	574,483	517,672
Occupancy and equipment expenses	76,724	75,217	229,605	231,373
Technology expense	25,632	23,940	75,858	71,088
Outside services	15,608	16,434	46,780	48,681
Marketing expense	19,771	16,296	55,716	42,220
Other administrative expenses	53,155	37,440	146,186	97,200

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	387,501	341,646	1,128,628	1,008,234

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$25,373	$31,066	$82,601	$96,576
Minority interest expense	5,211	5,189	15,632	15,544
Merger-related and integration charges	—	—	—	2,242
Equity method investments	14,864	1,724	27,501	24,271
Restructuring, other employee severance and debt extinguishment charges	—	6,029	—	61,999
ESOP expense related to freezing of plan	—	—	—	40,119
Recoveries of proxy and related professional fees	—	—	—	(516)

TOTAL OTHER EXPENSES	45,448	44,008	125,734	240,235

(LOSS)/INCOME BEFORE INCOME TAXES	(1,241,531)	51,880	(962,757)	270,451
Income tax (benefit)/provision	(259,940)	(6,330)	(208,740)	16,730

NET (LOSS)/INCOME	$(981,591)	$58,210	$(754,017)	$253,721

(LOSS)/EARNINGS PER SHARE:
Basic	$(1.48)	$0.11	$(1.33)	$0.51

Diluted	$(1.48)	$0.11	$(1.33)	$0.51

DIVIDENDS DECLARED PER COMMON SHARE	$0.00	$0.08	$0.00	$0.24

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008
(Unaudited)
(in thousands)

	Common					Accumulated		Total
	Shares			Warrants		Other		Stock-
	Out-	Preferred	Common	& Stock	Treasury	Comprehensive	Retained	Holders’
	Standing	Stock	Stock	Options	Stock	Loss	Earnings/(Deficit)	Equity
Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$(19,853)	$(326,133)	$498,929	$6,992,325
Comprehensive income:
Net loss	—	—	—	—	—	—	(754,017)	(754,017)
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	(329,685)	—	(329,685)
Pension liabilities	—	—	—	—	—	2,021	—	2,021
Cash flow hedges	—	—	—	—	—	11,109	—	11,109

Total comprehensive loss								(1,070,572)

Stock issued in connection with employee benefit and incentive compensation plans	2,153	—	15,685	(1,349)	13,585	—	—	27,921
Employee stock options earned	—	—	—	2,650	—	—	—	2,650
Dividends paid on preferred stock	—	—	—	—	—	—	(10,950)	(10,950)
Issuance of common stock	180,548	—	1,401,924	—	—	—	—	1,401,924
Stock repurchased	(288)	—	—	—	(3,393)	—	—	(3,393)

Balance, September 30, 2008	663,817	$195,445	$7,713,181	$349,666	$(9,661)	$(642,688)	$(266,038)	$7,339,905

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net (loss)/income	$(754,017)	$253,721
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	571,000	259,500
Depreciation and amortization	174,601	201,218
Net amortization/accretion of investment securities and loan premiums and discounts	18,207	37,044
Net (gain)/loss on sale of loans	(36,948)	47,792
Net (gain)/loss on investment securities	1,142,535	(2,854)
Net loss on real estate owned and premises and equipment	9,442	4,274
Loss on debt extinguishments	—	14,714
Stock-based compensation	17,053	21,140
Allocation of Employee Stock Ownership Plan	—	40,119
Origination and purchases of loans held for sale, net of repayments	(4,695,136)	(3,555,147)
Proceeds from sales of loans held for sale	5,032,633	3,383,813
Net change in:
Accrued interest receivable	81,276	38,089
Other assets and bank owned life insurance	83,706	(129,471)
Other liabilities	(116,326)	(128,197)

Net cash provided by operating activities	1,528,026	485,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	5,203,206	127,718
Proceeds from repayments and maturities of investment securities:
Available-for-sale	4,508,664	3,992,785
Net change in other investments	251,470	(1,829,529)
Purchases of available-for-sale investment securities	(5,245,355)	(2,943,917)
Proceeds from sales of loans held for investment	169,306	9,080,571
Purchase of loans	(302,161)	(176,063)
Net change in loans other than purchases and sales	(377,007)	(3,462,251)
Proceeds from sales of premises and equipment	3,695	26,046
Purchases of premises and equipment	(58,562)	(43,804)
Proceeds from sales of real estate owned	24,758	12,441

Net cash provided by investing activities	4,178,014	4,783,997

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2008	2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	$(6,795,035)	$(2,294,922)
Net increase/(decrease) in borrowings	(1,237,433)	1,062,385
Net proceeds from senior notes, subordinated notes and credit facility	495,320	580,000
Repayments of borrowings and other debt obligations	(180,000)	(2,347,090)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	13,691	(3,668)
Repurchase of minority interests	—	(11,822)
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Cash dividends paid to common stockholders	—	(114,737)
Proceeds from issuance of common stock, net of transaction costs	1,405,631	27,695
Sale of unallocated ESOP shares	—	26,574
Treasury stock repurchases, net of proceeds	(2,338)	5,397

Net cash used in financing activities	(6,311,114)	(3,081,138)

Net change in cash and cash equivalents	(605,074)	2,188,614
Cash and cash equivalents at beginning of period	3,130,770	1,804,117

Cash and cash equivalents at end of period	$2,525,696	$3,992,731

	Nine-Month Period
	Ended September 30,
	2008	2007
	(in thousands)
Supplemental Disclosures:
Net income taxes (refunded)/paid	$(5,547)	$60,913
Interest paid	$1,618,756	$2,297,235
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
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
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
(2) Transaction Agreement
     On October 13, 2008, the Company and Banco Santander, S.A. (“Santander”) entered into a Transaction Agreement (the “Transaction Agreement”) pursuant to which Santander has agreed to acquire all of the Company’s common stock that is does not already own. Upon the closing of the Transaction Agreement, each share of the Company’s common stock will be exchanged for 0.2924 Santander American Depository Receipts, or ADRs. Both the Board of Directors (other than the Santander directors on the Company’s Board of Directors who abstained from voting on the proposed transaction) of the Company and the Executive Committee of Santander have unanimously approved the transaction, and both companies have agreed to recommend the Transaction Agreement to their respective shareholders for the necessary approvals.
     The transaction is anticipated to be completed in the first quarter of 2009. Consummation of the transaction is subject to customary conditions, including (i) receipt of the necessary approvals of each of the holders of Company common stock and Santander ordinary shares, (ii) receipt of regulatory approvals, (iii) absence of any law or order prohibiting the closing of the transaction, (iv) the accuracy of the representations and warranties of the other party, (v) material compliance of the other party with its covenants and (vi) the absence of certain material adverse effects (as defined in the Transaction Agreement). The Transaction Agreement contains certain termination rights for both the Company and Santander, including the right to terminate the Transaction Agreement if the closing date has not occurred on or before June 30, 2009. In addition, upon termination of the Transaction Agreement, under specified circumstances, the Company may be required to pay Santander a termination fee of $95 million as well as reimburse Santander for its reasonable out-of-pocket fees and expenses. For a more detailed description, as well as a copy of the Transaction Agreement, see the Company’s current report on Form 8-K, filed with the SEC on October 16, 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of our options is calculated using the treasury stock method and the dilutive effect of our warrants that were issued in connection with our contingently convertible debt issuance is calculated under the if-converted method.
     The following table presents the computation of earnings per share for the periods indicated (amounts in thousands, except per share):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
CALCULATION OF INCOME FOR BASIC AND DILUTED EPS:
Net (loss)/income as reported and for basic EPS	$(981,591)	$58,210	$(754,017)	$253,721
Less preferred dividend	(3,650)	(3,650)	(10,950)	(10,950)

Net (loss)/income available to common stockholders	(985,241)	54,560	(764,967)	242,771
Contingently convertible trust preferred interest expense, net of tax (1)	—	—	—	—

Net (loss)/income for diluted EPS available to common stockholders	$(985,241)	$54,560	$(764,967)	$242,771

WEIGHTED AVERAGE SHARES OUTSTANDING:
Weighted average basic shares	663,582	480,171	573,359	477,884
Dilutive effect of:
Warrants (1)	—	—	—	—
Stock options (2)	—	—	—	—

Weighted average diluted shares	663,582	480,171	573,359	477,884

EARNINGS PER SHARE:
Basic	$(1.48)	$0.11	$(1.33)	$0.51
Diluted	$(1.48)	$0.11	$(1.33)	$0.51

(1)	This item was excluded from diluted earnings per share for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 since the result would have been anti-dilutive.

(2)	Based on Sovereign’s closing stock price on September 30, 2008 of $3.95, Sovereign had 9.6 million of outstanding stock options that were out-of-the-money (exercise price of award exceeded $3.95).

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	September 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$243,559	$438	$26	$243,971
Debentures of FHLB, FNMA, and FHLMC	3,466,389	15,738	13	3,482,114
Corporate debt and asset-backed securities	169,560	5	37,355	132,210
Equity securities (1)	63,314	484	50	63,748
State and municipal securities	1,840,953	—	235,435	1,605,518
Mortgage-backed securities:
U.S. government agencies	13,818	148	38	13,928
FHLMC and FNMA debt securities	491,467	4,170	3,893	491,744
Non-agency securities	3,067,547	2,302	498,155	2,571,694

Total investment securities available-for-sale	$9,356,607	$23,285	$774,965	$8,604,927

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$85,948	$480	$—	$86,428
Debentures of FHLB, FNMA, and FHLMC	186,482	5,918	1	192,399
Corporate debt and asset-backed securities	947,992	10	194,239	753,763
Equity securities (1)	638,881	4,282	1	643,162
State and municipal securities	2,505,772	23,055	26,403	2,502,424
Mortgage-backed securities:
U.S. government agencies	2,251,022	4,376	56	2,255,342
FHLMC and FNMA debt securities	4,099,515	46,484	1,597	4,144,402
Non-agency securities	3,459,284	2,797	98,154	3,363,927

Total investment securities available-for-sale	$14,174,896	$87,402	$320,451	$13,941,847

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.
     As discussed in Note 15 of our 2007 Form 10-K, Sovereign held $2 billion of investments (namely U.S. government agency mortgage backed securities) and cash deposits of $2 billion at December 31, 2007 in order to comply with a loan limitation test required by the Home Owners Loan Act (HOLA). Sovereign was required to increase the amount of assets that were not considered large non-real estate commercial loans in order to comply with the regulation at December 31, 2007 and funded this increase through an increase in short-term borrowings. Sovereign was required to hold $1.5 billion of additional cash at September 30, 2008 to maintain compliance with this requirement due to a decline in the percentage of large commercial loans on our balance sheet and funded this increase through an increase in short-term borrowings. The Company is working on a more permanent solution to maintain compliance within this regulation in future periods.
     Investment securities available for sale with an estimated fair value of $4.7 billion and $6.4 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at September 30, 2008 and December 31, 2007, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES (continued)
     The following table discloses the aggregate amount of unrealized losses as of September 30, 2008 and December 31, 2007 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position (in thousands):

	At September 30, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$11,176	$(26)	$—	$—	$11,176	$(26)
Debentures of FHLB, FNMA and FHLMC	257,837	(13)	—	—	257,837	(13)
Corporate debt and asset-backed securities	2,844	(12)	25,685	(37,343)	28,529	(37,355)
Equity securities	9,323	(49)	253	(1)	9,576	(50)
State and municipal securities	336,664	(41,402)	1,267,294	(194,033)	1,603,958	(235,435)
Mortgage-backed Securities:
U.S. government agencies	156	—	1,098	(38)	1,254	(38)
FHLMC and FNMA debt securities	278,624	(3,280)	22,865	(613)	301,489	(3,893)
Non-agency securities	663,227	(83,431)	1,735,425	(414,724)	2,398,652	(498,155)

Total investment securities available-for-sale	$1,559,851	$(128,213)	$3,052,620	$(646,752)	$4,612,471	$(774,965)

	At December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$—	$—	$1,009	$(1)	$1,009	$(1)
Corporate debt and asset-backed securities	223,813	(81,066)	398,924	(113,173)	622,737	(194,239)
Equity securities	253	(1)	—	—	253	(1)
State and municipal securities	1,510,114	(25,880)	18,697	(523)	1,528,811	(26,403)
Mortgage-backed Securities:
U.S. government agencies	26	—	1,392	(56)	1,418	(56)
FHLMC and FNMA debt securities	11,020	(46)	91,600	(1,551)	102,620	(1,597)
Non-agency securities	1,511,132	(41,875)	1,475,522	(56,279)	2,986,654	(98,154)

Total investment securities available-for-sale	$3,256,358	$(148,868)	$1,987,144	$(171,583)	$5,243,502	$(320,451)

     As of September 30, 2008, management has concluded that the unrealized losses above on its investment securities (which totaled 231 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for the time necessary to recover its cost which for debt securities may be at maturity (i.e. these investments have contractual maturities that, absent credit default, ensure Sovereign will ultimately recover its cost). In making its other-than-temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from issuers that are investment grade. The change in the unrealized losses on the state and municipal securities and the non-agency mortgage-backed securities were caused by changes in credit spreads and liquidity issues in the marketplace.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES (continued)
     During the third quarter, Sovereign recorded a $575 million other-than-temporary impairment on our FNMA and FHLMC preferred stock portfolio as a result of the actions described below. On September 7, 2008, the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment. The remaining value of our shares was $47.3 million at September 30, 2008.
     In order to reduce risk in the investment portfolio, Sovereign sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter of 2008. The CDO portfolio has experienced significant volatility over the past year as a result of conditions in the credit markets. Sovereign recorded a pretax loss of $602.3 million in connection with the sale of these securities.
     The unrealized losses on the Company’s state and municipal bond portfolio increased to $235.4 million at September 30, 2008 from $26.4 million at year-end. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.
     The unrealized losses on the non-agency securities portfolio increased to $498.2 million at September 30, 2008 from $98.2 million at year-end. This portfolio consists primarily of AAA rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. Additionally, our investments are in subordinated positions that are well in excess of current and expected cumulative loss positions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$13,280,520	23.4%	$12,306,914	21.5%
Commercial and industrial loans	12,631,424	22.3	12,594,652	22.0
Multi-family loans	4,851,294	8.6	4,088,992	7.1
Other	1,717,687	3.0	1,765,036	3.1

Total commercial loans held for investment	32,480,925	57.3	30,755,594	53.7

Residential mortgages	11,314,783	20.0	12,950,811	22.7
Home equity loans and lines of credit	6,731,761	11.9	6,197,148	10.8

Total consumer loans secured by real estate	18,046,544	31.9	19,147,959	33.5

Auto loans	5,853,930	10.3	7,028,894	12.3
Other	296,011	0.5	299,572	0.5

Total consumer loans held for investment	24,196,485	42.7	26,476,425	46.3

Total loans held for investment (2)	$56,677,410	100.0%	$57,232,019	100.0%

Total loans held for investment with:
Fixed rate	$30,760,521	54.3%	$32,903,007	57.5%
Variable rate	25,916,889	45.7	24,329,012	42.5

Total loans held for investment (2)	$56,677,410	100.0%	$57,232,019	100.0%

(1)	Includes residential and commercial construction loans of $2.7 billion and $2.3 billion at September 30, 2008 and December 31, 2007, respectively.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $2.2 million and decrease of $7.2 million at September 30, 2008 and December 31, 2007, respectively. Loans pledged as collateral totaled $32.2 billion and $31.3 billion at September 30, 2008 and December 31, 2007, respectively.
     The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Multi-family loans	$36,246	15.3%	$157,378	28.7%
Residential mortgages	200,232	84.7	390,382	71.3

Total loans held for sale	$236,478	100.0%	$547,760	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,577,953	15%	—%	$6,444,338	13%	—%
NOW accounts	4,959,123	11	0.83	5,546,280	11	1.02
Money market accounts	10,013,306	23	2.09	10,655,978	21	3.39
Savings accounts	3,821,978	9	0.51	3,831,636	8	0.68
Certificates of deposit	10,613,296	25	3.08	11,872,400	24	4.59

Total retail and commercial deposits	35,985,656	83	1.66	38,350,632	77	2.58
Wholesale NOW accounts	1,069	—	3.03	15,082	—	4.68
Wholesale money market accounts	1,519,745	3	2.25	1,761,693	4	4.50
Wholesale certificates of deposit	1,610,006	4	3.73	3,030,594	6	4.85

Total wholesale deposits	3,130,820	7	3.01	4,807,369	10	4.72
Government deposits	2,080,716	5	3.26	4,003,224	8	4.37
Customer repurchase agreements	1,925,982	5	0.92	2,754,680	5	3.27

Total deposits	$43,123,174	100%	1.80%	$49,915,905	100%	2.97%

     Deposit balances at the end of September declined primarily in higher cost retail and commercial money market accounts, retail and commercial certificates of deposit and government deposits as well as wholesale certificates of deposit reflecting intense price competition in the marketplace for deposits.
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2008		December 31, 2007
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$—	—%	$76,526	4.12%
Fed funds purchased	1,516,000	1.99	2,720,000	4.22
Advances from Federal Reserve Bank	1,100,000	2.25	—	—
FHLB advances	18,646,568	4.26	19,705,438	4.64
Subordinated notes	1,651,264	5.88	1,148,813	4.65
Holding company borrowings and other debt obligations:
Senior notes	1,044,671	4.13	1,042,527	5.14
Senior credit facility	—	—	180,000	5.55
Junior subordinated debentures due to Capital Trust Entities	1,255,269	6.90	1,252,778	7.30

Total borrowings and other debt obligations	$25,213,772	4.27%	$26,126,082	4.75%

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
     In order to increase its sources of liquidity in the third quarter of 2008, Sovereign pledged certain loans and investments to the Federal Reserve Bank which generated incremental borrowing capacity of $3.3 billion. At September 30, 2008, Sovereign borrowed $1.1 billion from the available capacity.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
     Additionally, in May 2008, Sovereign Bancorp issued 179.7 million shares of common stock which raised net proceeds of $1.39 billion. Sovereign utilized the proceeds of this offering and the subordinated debt issued by Sovereign Bank to pay down $1.7 billion of FHLB advances and $180 million outstanding under the senior credit facility.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.85%) during the non-call period which ranges from 6 to 18 months. The majority of these advances are past their non-call periods. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they will mature on various dates ranging from August 2012 to September 2016.
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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the nine-month periods ended September 30, 2008 and 2007, charges of $2.8 million and $1.2 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the nine months ended September 30, 2008 and 2007, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. No gains or losses deferred in accumulated other comprehensive income were reclassified into earnings during the nine months ended September 30, 2008 or 2007 as a result of discontinuance of cash flow hedges for which the forecasted transaction was not probable of occurring. As of September 30, 2008, Sovereign expects approximately $77.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at September 30, 2008 and December 31, 2007 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$78,000	$710	$215	4.25%	2.79%	1.5
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	7,000,000	—	173,406	2.95%	5.13%	1.5

Total derivatives used in SFAS 133 hedging relationships	$7,078,000	$710	$173,621	2.96%	5.10%	1.5

December 31, 2007
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$925,000	$413	$2,220	4.29%	4.87%	0.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	214,548	5.02%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$9,025,000	$413	$216,768	4.94%	5.12%	2.1

Summary information regarding other derivative activities at September 30, 2008 and December 31, 2007 follows (in thousands):

	September 30,	December 31,
	2008	2007
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(260)	$(4,711)
Interest rate lock commitments	26	2,085

Total mortgage banking risk management	(234)	(2,626)

Swaps receive fixed	139,172	134,764
Swaps pay fixed	(100,243)	(100,713)
Market value hedge	(134)	740

Net customer related interest rate hedges	38,795	34,791

Precious metals forward sale agreements	14,777	(35,247)
Precious metals forward purchase arrangements	(14,773)	34,234
Foreign exchange contracts	7,814	1,906

Total	$46,379	$33,058

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the nine months ended September 30, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	September 30, 2008	September 30, 2008
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increase to CDs of $0.5 million and increases to other assets and other liabilities of $0.7 million and $0.2 million, respectively.	Increase in net interest income of $7.7 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $173.4 million and $60.7 million, respectively, and a decrease to stockholders’ equity of $112.7 million.	Decrease in net interest income of $105.6 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $0.3 million.	Increase in mortgage banking revenues of $4.5 million.

Interest rate lock commitments	Increase to mortgage loans of $26 thousand.	Decrease in mortgage banking revenues of $2.1 million.

Net customer related hedges	Increase to other assets of $38.8 million.	Increase in capital markets revenue of $4.0 million.

Forward commitments to sell precious metals inventory, net	Increase to other liabilities of $4 thousand.	Increase in commercial banking fees of $1.0 million.

Foreign exchange	Increase to other assets of $7.8 million.	Increase in commercial banking fees of $5.9 million.
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2007 and for the nine months ended September 30, 2007:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months
Derivative Activity	December 31, 2007	Ended September 30, 2007
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Decrease to CDs of $1.8 million and increases to other assets and other liabilities of $0.4 million and $2.2 million, respectively.	Decrease in net interest income of $9.5 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $214.5 million and $75.1 million, respectively, and a decrease to stockholders’ equity of $139.5 million.	Increase in net interest income of $15.5 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $4.7 million.	Increase in mortgage banking revenues of $24.9 million.

Interest rate lock commitments	Increase to mortgage loans of $2.1 million.	Decrease in mortgage banking revenues of $1.3 million.

Net customer related hedges	Increase to other assets of $34.8 million.	Decrease in capital markets revenue of $9.6 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $1.0 million.	Decrease in commercial banking fees of $1.8 million.

Foreign exchange	Increase to other assets of $1.9 million.	Increase in commercial banking revenues of $0.6 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(9) COMPREHENSIVE (LOSS)/INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Net (loss)/income	$(981,591)	$58,210	$(754,017)	$253,721
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	3,159	(81,314)	4,044	(41,603)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(302,613)	(16,907)	(688,590)	(159,252)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,848)	(2,337)	(7,065)	(7,888)
Pensions	(1,772)	(138)	(2,021)	(1,401)
Investments available-for-sale	(372,182)	1,225	(358,905)	1,843

Comprehensive (loss)/income	$(904,243)	$(38,761)	$(1,070,572)	$60,312

     Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $483.2 million, net accumulated losses on unfunded pension liabilities of $2.2 million and net accumulated losses on derivatives of $157.3 million at September 30, 2008 and net unrealized losses on securities of $153.5 million, net accumulated losses on unfunded pension liabilities of $4.2 million and net accumulated losses on derivatives of $168.4 million at December 31, 2007.
(10) MORTGAGE SERVICING RIGHTS
     At September 30, 2008 and December 31, 2007, Sovereign serviced residential real estate loans for the benefit of others totaling $13.1 billion and $11.2 billion, respectively. The fair value of the servicing portfolio at September 30, 2008 and December 31, 2007 was $175.0 million and $151.4 million, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2007	$141,076
Mortgage servicing assets recognized	43,093
Amortization	(21,741)

Gross balance at September 30, 2008	162,428
Valuation allowance	(325)

Balance as September 30, 2008	$162,103

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

	September 30, 2008	December 31, 2007	September 30, 2007
CPR speed	13.46%	14.70%	12.77%
Escrow credit spread	4.59%	5.12%	5.16%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) MORTGAGE SERVICING RIGHTS (continued)
     A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the nine months ended September 30, 2008 consisted of the following (in thousands):

Balance as of December 31, 2007	$1,473
Decrease in valuation allowance for mortgage servicing rights	(1,148)

Balance as September 30, 2008	$325

     Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At September 30, 2008 and December 31, 2007, Sovereign serviced $12.5 billion and $10.9 billion, respectively, of loans for Fannie Mae and as a result has recorded servicing assets of $19.1 million and $20.4 million, respectively. Sovereign recorded servicing asset amortization of $2.1 million and $5.6 million related to the multi-family loans sold to Fannie Mae for the three-month and nine-month periods ended September 30, 2008 and recognized servicing assets of $7.0 million during the first nine months of 2008. Additionally, due to lower escrow credit rate assumptions and increased prepayment speed assumptions since year-end, Sovereign has recorded a multi-family servicing right net impairment charge of $2.7 million for the nine-month period ended September 30, 2008.
     Sovereign had (losses)/gains on the sale of mortgage loans, multi-family loans and home equity loans of $(2.2) million and $25.7 million for the three-month and nine-month periods ended September 30, 2008, compared with $6.4 million and $(88.4) million for the corresponding periods ended September 30, 2007. The three-month period ended September 30, 2008 included a $12.5 million charge to increase our recourse reserves associated with the sales of multifamily loans to Fannie Mae. The loss in 2007 is a result of $119.9 million of losses recorded on the Company’s correspondent home equity loan portfolio.
(11) BUSINESS SEGMENT INFORMATION
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level and not on an individual acquisition basis and is a two step process. The first step is to compare the fair value of our reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required.
     During the third quarter, we finalized our goodwill reallocation for our new reportable segments based on the results and marketplace assumptions applicable at the end of the second quarter. Due to the significant losses in the current year and negative near-term and long-term outlook for the Corporate Specialties Group, no goodwill was assigned to it. Our Retail Banking Group continues to be profitable and has little credit exposure and therefore, is expected to continue to be profitable in future periods. As such, based on our valuation process, Sovereign assigned $3.2 billion of goodwill to this reporting unit. Our Commercial Lending Group was assigned Sovereign’s remaining goodwill of $232 million. Our Commercial Lending Group has been profitable for the nine-month period ended September 30, 2008; however, it’s pre-tax earnings have declined from $198.4 million for the nine-month period ended September 30, 2007 compared to $70.5 million for the corresponding period in the current year due to increased provisions for credit losses due to the deteriorating economic environment.
     During 2008, Sovereign’s financial results were impacted by an increase in credit losses, and losses on our investment portfolio which caused current year results to be less than our internal plan. Additionally on October 13, 2008 we entered into a Transaction agreement with Santander which valued Sovereign at approximately $2.5 billion on the announcement date. Based on these events we updated our goodwill impairment testing with the assistance of a third party during the third quarter of 2008.
     We utilized a discounted cash flow analysis to estimate the fair value of our reporting units using market based assumptions which valued the entire Company at a level consistent with the consideration paid by Santander. The fair value of our retail bank was in excess of its book value. This reporting unit has limited credit exposure and continues to be profitable. The fair value of our consumer and commercial reporting units were negative due to the deterioration in their operating results in the current year and in particular the third quarter of 2008 from increased credit losses on their loan portfolios. Of these two segments, only our commercial segment had goodwill assigned to it. After completing step 2 of the goodwill impairment analysis, no goodwill charge was required due to the significant discount on the commercial loans that reside in this reporting unit which caused its implied fair value of goodwill to be in excess of its allocated goodwill amount of $232 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)
     The following tables present certain information regarding the Company’s segments (in thousands). Prior periods have been reclassified to conform to the current presentation.

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
September 30, 2008	Division	Group	Lending	Other	Total

Net interest income/(expense)	$276,316	$95,284	$127,103	$(7,549)	$491,154
Fees and other income	100,095	17,041	25,961	19,745	162,842
Provision for credit losses	30,874	118,469	154,657	—	304,000
General and administrative expenses	276,922	48,345	50,173	12,061	387,501
Depreciation/amortization	10,723	9,416	687	34,244	55,070
Income/(loss) before income taxes(1)	68,615	(65,263)	(51,216)	(1,193,667)	(1,241,531)
Intersegment revenue/(expense) (2)	353,764	(318,397)	(177,909)	142,542	—
Total average assets	$7,046,380	$28,820,801	$22,154,786	$19,618,039	$77,640,006

	Retail	Corporate
For the nine-month period ended	Banking	Specialty	Commercial
September 30, 2008	Division	Group	Lending	Other	Total

Net interest income/(expense)	$790,885	$287,760	$382,125	$18,694	$1,479,464
Fees and other income	292,981	76,577	93,772	62,346	525,676
Provision for credit losses	59,707	267,086	244,207	—	571,000
General and administrative expenses	810,261	135,502	154,101	28,764	1,128,628
Depreciation/amortization	32,243	30,876	2,119	109,363	174,601
Income/(loss) before income taxes(1)	213,898	(53,779)	70,490	(1,193,366)	(962,757)
Intersegment revenue/(expense) (2)	1,152,480	(999,551)	(577,822)	424,893	—
Total average assets	$6,818,491	$30,001,272	$22,255,909	$20,375,176	$79,450,848

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
September 30, 2007	Division	Group	Lending	Other	Total

Net interest income/(expense)	$308,252	$100,083	$110,071	$(61,645)	$456,761
Fees and other income	84,434	1,739	25,085	30,131	141,389
Provision for credit losses	10,038	116,820	35,642	—	162,500
General and administrative expenses	265,457	44,574	46,281	(14,666)	341,646
Depreciation/amortization	10,746	10,956	798	44,936	67,436
Income/(loss) before income taxes	117,191	(59,658)	52,255	(57,908)	51,880
Intersegment revenue/(expense) (2)	516,037	(360,323)	(269,971)	114,257	—
Total average assets	$6,239,871	$31,383,402	$20,665,720	$23,308,175	$81,597,168

	Retail	Corporate
For the nine-month period ended	Banking	Specialty	Commercial
September 30, 2007	Division	Group	Lending	Other	Total

Net interest income/(expense)	$930,021	$338,723	$317,152	$(187,898)	$1,397,998
Fees and other income (3)	248,100	(42,679)	90,161	81,986	377,568
Provision for credit losses	22,080	158,480	78,940	—	259,500
General and administrative expenses	794,065	126,111	135,337	(47,279)	1,008,234
Depreciation/amortization	32,748	30,919	2,414	135,137	201,218
Income/(loss) before income taxes	361,976	11,018	198,375	(300,918)	270,451
Intersegment revenue/(expense) (2)	1,531,251	(1,155,217)	(784,316)	408,282	—
Total average assets	$6,088,539	$33,455,246	$20,258,764	$23,892,654	$83,695,203

(1)	Income/(loss) before income taxes in the Other Segment for the three and nine-month period ended September 30, 2008 included an other-than-temporary impairment charge of $575.3 million on FNMA and FHLMC preferred stock and a loss of $602.3 million on the sale of our CDO investment portfolio.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Fees and other income in the Corporate Specialty Group for the nine-month period ended September 30, 2007 included a charge of $119.9 million on our correspondent home equity loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
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
     Shown below are the types of assets underlying the securitizations for which Sovereign owns and continues to own an interest in and the related balances and delinquencies at September 30, 2008 and December 31, 2007, and the net credit losses for the nine-month period ended September 30, 2008 and the year ended December 31, 2007 (in thousands):

	September 30, 2008			December 31, 2007
		Principal	Net		Principal	Net
	Total	90 Days	Credit	Total	90 Days	Credit
	Principal	Past Due	Losses	Principal	Past Due	Losses
Mortgage Loans	$11,515,015	$236,856	$14,909	$13,397,822	$130,101	$7,498
Home Equity Loans and Lines of Credit	6,821,651	97,981	32,507	6,300,558	88,848	11,063
Commercial Real Estate and Multi-family Loans	19,123,674	175,357	16,365	17,526,885	57,623	15,540
Automotive Floor Plan Loans	1,187,966	—	1,728	1,255,729	—	335

Total Owned and Securitized	$38,648,306	$510,194	$65,509	$38,480,994	$276,572	$34,436

Less:
Securitized Mortgage Loans	$—	$—	$—	$56,629	$638	$30
Securitized Home Equity Loans	89,890	15,147	2,143	103,410	15,764	2,915
Securitized Commercial Real Estate and Multi-family Loans	955,616	—	—	973,601	—	—
Securitized Automotive Floor Plan Loans	855,000	—	1,728	855,000	—	335

Total Securitized Loans	$1,900,506	$15,147	$3,871	$1,988,640	$16,402	$3,280

Net Loans	$36,747,800	$495,047	$61,638	$36,492,354	$260,170	$31,156

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) INTERESTS THAT CONTINUE TO BE HELD BY SOVEREIGN IN ASSET SECURITIZATIONS (continued)
At September 30, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

	Home
	Equity		Commercial
	Loans &	Auto	Loans
	Lines of	Floor	Secured by
	Credit	Plan Loans	Real Estate	Total
Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$3,151	$—	$3,151
Subordinated interest retained	—	43,996	5,040	49,036
Interest only strips	1,860	1,010	—	2,870
Cash reserve	—	4,381	—	4,381

Total Interests that continue to be held by Sovereign	$1,860	$52,538	$5,040	$59,438

Weighted-average life (in yrs)	3.31	0.32	7.59
Prepayment speed assumption (annual rate)
As of the date of the securitization	22%	50%	10%
As of December 31, 2007	17%	49%	10%
As of September 30, 2008	14%	44%	10%
Impact on fair value of 10% adverse change	$(146)	$(57)	$—
Impact on fair value of 20% adverse change	$(296)	$(64)	$—
Expected credit losses (annual rate)
As of the date of the securitization	.75%	.25%	.50%
As of December 31, 2007	5.25%	.25%	.50%
As of September 30, 2008	3.74%	.25%	.67%
Impact on fair value of 10% adverse change	$(376)	$(8)	$(606)
Impact on fair value of 20% adverse change	$(733)	$(45)	$(1,212)
Residual cash flows discount rate (annual)
As of the date of the securitization	12%	8%	12%
As of December 31, 2007	12%	8%	17%
As of September 30, 2008	12%	8%	19%
Impact on fair value of 10% adverse change	$(92)	$(49)	$(972)
Impact on fair value of 20% adverse change	$(177)	$(127)	$(1,823)
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
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $159.6 million at September 30, 2008 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $13.6 million at September 30, 2008. Sovereign investments in these partnerships are accounted for under the equity method.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) UNRECOGNIZED TAX BENEFITS
     At September 30, 2008, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $86.6 million. Of this amount, approximately $14.0 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be adjusted through goodwill prior to the effective date of SFAS 141(R). After SFAS 141(R) becomes effective, (which for Sovereign will be January 1, 2009) any adjustments to reserves associated with the Independence acquisition or other acquisitions will be required to be recorded through earnings as an adjustment to Sovereign’s income tax provision. The remaining balance of $72.6 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Gross unrecognized tax benefits at December 31, 2007	$87,461
Additions based on tax positions related to the current year	3,067
Additions based on tax positions related to prior years (1)	16,849
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,838)

Gross unrecognized tax benefits at September 30, 2008	105,539
Less: Federal, state and local income tax benefits	18,913

Net unrecognized tax benefits at September 30, 2008	86,626
Less: Unrecognized tax benefits included above that relate to acquired entities that would impact goodwill if recognized	13,973

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of September 30, 2008	$72,653

(1)	Includes additional reserves of $16.0 million ($10.4 million, net of tax) recorded in the second quarter of 2008 to increase reserves for uncertain tax positions based on recent rulings in certain states.
     Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and nine-month periods ended September 30, 2008, Sovereign recognized approximately $3.9 million and $9.8 million, respectively, in interest and penalties compared to $2.0 million and $6.0 million, respectively, for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at September 30, 2008 was approximately $14.0 million for the potential payment of interest and penalties.
     Sovereign is subject to the income tax laws of the Unites States, its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion, which are discussed in Note 12 in the Company’s 2007 Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in our IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions and to assess interest and potential penalties, the combined amount of which totaled approximately $76.3 million as of September 30, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potential penalties, the combined amount of which totals approximately $12.6 million as of September 30, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $57.9 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) UNRECOGNIZED TAX BENEFITS (continued)
     As discussed in our 2007 Form 10-K, in 2007, Sovereign incurred a non-deductible goodwill impairment charge of $1.6 billion which caused us to be in a cumulative pre-tax loss position for the past three years. Absent the goodwill impairment charge, Sovereign would have recorded pre-tax earnings of $167 million in 2007, and Sovereign had pre-tax earnings in both 2006 and 2005. In 2008, Sovereign’s financial results were impacted by the impairment on our Fannie Mae and Freddie Mac perpetual preferred stock of $575 million and the loss on the sale of our CDOs of $602 million. Sovereign would have recorded pre-tax income of approximately $215 million excluding these two charges. We considered our financial results in 2008 and concluded our deferred tax assets were more likely than not to be realized and accordingly, no valuation allowance was required since we expect to generate sufficient earnings in future periods to realize our deferred tax assets.
(14) RELATED PARTY TRANSACTIONS
     Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2007.

Related party loans at December 31, 2007	$13,963
Loan fundings	4,785
Loan repayments	(2,975)
Reduction of executive officers	(1,637)

Related party loan balance at September 30, 2008	$14,136

     Related party loans at September 30, 2008 included commercial loans to affiliated businesses of directors of Sovereign Bancorp and the Bank totaling $12.7 million compared with $10.6 million at December 31, 2007. Related party loans at September 30, 2008 and December 31, 2007 also included consumer loans secured by residential real estate of $1.4 million and $3.4 million, respectively, to executive officers and directors of Sovereign Bancorp. Related party loans do not include undrawn commercial and consumer lines of credit that totaled $1.2 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively.
     The Company is engaged in certain activities with Meridian Capital due to its acquisition of Independence. Meridian Capital is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in Meridian Capital, which is 65% owned by Meridian Funding, a New York-based mortgage firm. Meridian Capital refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized $6.8 million and $1.9 million, respectively, of losses due to its investment in Meridian Capital for the three-month and nine-month periods ended September 30, 2008 compared to income of $3.6 million and $7.5 million, respectively, for the three-month and nine-month periods ended September 30, 2007. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with Meridian Capital. Sovereign recognized (losses)/gains on the sale of multi-family loans of $(8.2) million and $10.7 million, respectively, for the three-month and nine-month periods ended September 30, 2008 and $2.4 million and $18.7 million, respectively, for the three-month and nine-month periods ended September 30, 2007.
     As discussed in Note 3 in Sovereign’s 2007 Form 10-K, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Santander which makes Santander the largest shareholder and a related party. Per the terms of Sovereign’s investment agreement with Santander, Sovereign is permitted to have at least three Santander employees on its payroll, and Santander is permitted to have at least three Sovereign employees on its payroll.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) RELATED PARTY TRANSACTIONS (continued)
     In 2006, Santander extended a total of $425 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. These lines are at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. During the third quarter of 2008, the average balance outstanding was $308.0 million, which consisted entirely of standby letters of credit. As of September 30, 2008, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. The Bank paid approximately $1.0 million in fees to Santander for the nine-month period ended September 30, 2008 in connection with these commitments.
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
(15) FAIR VALUE
     As discussed in Note 17, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements Sovereign adopted SFAS No. 159 on its residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008 which allows us to record our mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. Sovereign hedges its residential held for sale portfolio with forward sale agreements which are reported at fair value under SFAS No. 133. We historically did not apply hedge accounting to this loan portfolio because of the complexity of these accounting provisions. Under our historical lower of cost or market accounting treatment, we were unable to record the excess of our fair market value over book value but were required to record the corresponding reduction in value on our hedges. Under SFAS No. 159, both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.
     Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $200.2 million at September 30, 2008. The contractual principal amount of these loans totaled $201.8 million. The difference in fair value compared to principal balance of $1.6 million was recorded in mortgage banking revenues during the nine-month period ended September 30, 2008. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically our entire residential loan held for sale portfolio is sold to these two agencies.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) FAIR VALUE (continued)
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements for derivatives using significant unobservable input (Level 3) as of September 30, 2008.
     When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
     The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 17 for further information on the fair value hierarchy) as reported on the consolidated balance sheet at September 30, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	September 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2008

Assets:
US Treasury and government agency securities	$—	$243,971	$—	$243,971
Debentures of FHLB, FNMA and FHLMC	—	3,482,114	—	3,482,114
Corporate debt and asset-backed securities	—	75,924	56,286	132,210
Equity securities	—	16,472	47,276	63,748
State and municipal securities	—	1,605,518	—	1,605,518
Mortgage backed securities	—	2,060,632	1,016,734	3,077,366

Total investment securities available for sale	—	7,484,631	1,120,296	8,604,927
Loans held for sale	—	236,478	—	236,478
Derivatives	—	(126,532)	—	(126,532)
Mortgage servicing rights	—	—	181,945	181,945
Other assets	—	14,130	3,151	17,281

Total	$—	$7,608,707	$1,305,392	$8,914,099

     Sovereign’s Level 3 assets are primarily comprised of FNMA/FHLMC preferred stock and certain non-agency mortgage backed securities. These investments are thinly traded and, in certain instances, Sovereign is the sole investor in these securities. Sovereign receives third party broker quotes for these securities to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
     The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage	Other
	Available for Sale	Servicing Rights	Assets	Total
Balance at December 31, 2007	$2,700,513	$162,623	$7,104	$2,870,240
Gains/(losses) in other comprehensive income	(96,973)	—	—	(96,973)
Gains/(losses) in earnings	(1,192,702)	(1,539)	—	(1,194,241)
Purchases/Additions	130	50,076	—	50,206
Repayments	(290,672)	—	(735)	(291,407)
Sales/Amortization	—	(29,215)	(3,218)	(32,433)

Balance at September 30, 2008	$1,120,296	$181,945	$3,151	$1,305,392

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(16) LEGAL CONTINGENCIES
     Except as discussed below, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these routine litigation matters would have a material adverse effect on its financial position.
     In January 2008, the Company received a letter from a purported shareholder demanding an investigation into the Board of Director’s oversight of several public disclosures made by the Company from June 2006 through January 2008, contending primarily that the Company inadequately disclosed its exposure to changes in the consumer credit market. The Board, with the assistance of independent counsel, conducted an investigation and determined that the claim was without merit and should not be pursued.
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
     In the first quarter of 2008 a voluntary mediation was held in connection with a claim made against Sovereign related to an investment advisor in Massachusetts who defrauded numerous victims over a long period of time. The fraud reportedly amounted to tens of millions of dollars. The investment advisor’s companies had accounts at Sovereign. The court appointed an ancillary receiver to pursue claims against Sovereign and another bank, and the ancillary receiver filed a complaint against Sovereign. Some of the victims joined in the action as plaintiffs, and some of the claims are putative class action claims. The ancillary receiver recently filed a motion seeking class certification. Little progress was made towards a settlement at the voluntary mediation that was held in the first quarter of 2008 and the trial is currently scheduled to begin in December 2008. The Company believes the claims are without merit and intends to vigorously defend the claims.
     As discussed in Note 2, on October 13, 2008, Sovereign and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of Sovereign not currently owned by it. Sovereign has received various purported class action complaints from purported shareholders alleging that Sovereign’s directors breached their fiduciary duties by entering into the Transaction Agreement. Certain of these lawsuits also allege that Santander and certain directors of the Company serving by designation by Santander pursuant to the Investment Agreement (the “Santander Directors”) breached their fiduciary duties and that the remainder of Sovereign’s directors aided and abetted the Santander Directors’ breaches of fiduciary duties. All of the complaints seek an injunction preventing the consummation of the transaction contemplated by the Transaction Agreement. The Company believes the claims are without merit and intends to vigorously defend the claims.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(17) RECENT ACCOUNTING PRONOUNCEMENTS
     On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
     Sovereign’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Sovereign’s adoption of SFAS No. 157 in Note 15.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Effective January 1, 2008, Sovereign adopted SFAS No. 159 on residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008. See further discussion and analysis of Sovereign’s adoption of this standard at Note 15.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(17) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign will adopt SFAS 161 effective January 1, 2009.
(18) SUBSEQUENT EVENT
     In October 2008, the FDIC issued proposed rules which indicated that deposit premiums would double in the first quarter of 2009 and that higher rates would be assessed to banks whose secured borrowings exceed 15% of their deposits starting in the second quarter of 2009. If this proposal is passed in its current form, our operating expenses will be adversely impacted by approximately $40 million to $50 million depending on factors such as our 2009 deposit and borrowing levels. Sovereign may attempt to pass part or all of this cost on to our customers in the form of lower yields on deposit accounts depending on market conditions.
     The Emergency Economic Stabilization Act of 2008 was approved by the U.S. House of Representatives and Senate in early October and was signed into law by the President. This legislation provides the U.S. Treasury Department up to $700 billion to purchase, manage and sell assets held by financial institutions that are considered to be “troubled” or “toxic”. We do not anticipate that any of the assets on our balance sheet would be considered “troubled” or “toxic”; however, this law may provide liquidity in the marketplace. The legislation and an IRS Revenue Procedure provide for a change in the tax treatment on losses on the preferred stock of Fannie Mae and Freddie Mac to allow financial institutions to account for the losses on these securities to be treated as ordinary losses rather than capital losses. Due to this change in tax law, Sovereign anticipates recording a $269.2 million tax benefit related to charges associated with these investments in the fourth quarter of 2008.

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
     We took proactive steps during the second quarter of 2008 to improve our capital position by raising $1.4 billion of common equity and $500 million of subordinated debt at Sovereign Bank. Our capital position was impacted in the third quarter of 2008 by the impairment charge on our Fannie Mae and Freddie Mac preferred stock of $575 million and the loss on the sale of our entire CDO portfolio of $602 million and higher credit losses. The valuations of these investments have been volatile over the past few years and caused significant variations in our capital levels due to large unrealized losses for these two categories. Despite these large losses in the third quarter of 2008, our tangible Common Equity to Tangible Assets and Tier 1 Leverage for the Parent Company increased at September 30, 2008 to 5.01% and 6.60% from 4.04% and 5.89% at December 31, 2007, respectively. The Bank’s total risk based capital ratio increased to 10.88% from 10.40%. At September 30, 2008, we contributed $800 million of cash from our holding company in order to enhance our Bank’s capital ratios. These capital levels and ratios are well in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans has increased to 1.79% at September 30, 2008 from 1.28% at December 31, 2007.
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
     In the fourth quarter of 2007, we piloted a new retail deposit strategy called “Customer First” in certain markets within our footprint. The goal of Customer First is to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. Customer First, which is a sales model/methodology that drives consistent team member behavior in each of our 750 community banking offices, was implemented throughout our entire branch network in the first quarter of 2008. We have experienced improved productivity within retail banking and improved deposit retention during 2008. Additionally, in the first quarter of 2008, Sovereign hired a senior level executive who reports to our Chief Executive Officer to lead the Company’s Retail Banking Division. In the third quarter, we experienced decreases in deposit levels, primarily in high cost money market and certificate of deposit accounts reflecting intense price competition in the marketplace for deposits. We believe some of the deposit decreases were also due to unprecedented market events such as the failure of Washington Mutual, Inc. which was seized by the FDIC and the accelerated sale of Wachovia Corporation to Wells Fargo & Company. These events as well as other financial institution failures have led to an increase in deposit attrition, particularly for account balances in excess of FDIC insurance limits. We believe that the recent actions by the US government in early October (which included increasing deposit insurance to $250,000 per depositor interest bearing account and unlimited insurance on non-interest bearing accounts) as well as our pending transaction with Santander, will help stabilize our deposit base.

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
     On October 13, 2008, the Company and Santander entered into a transaction agreement which is anticipated to close in the first quarter of 2009. We believe that the transaction will further strengthen our financial position and enable us to continue to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint.
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a substantial portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently has a mildly liability sensitive interest rate risk position. During the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities. Although this transaction reduces the risk of adverse market value changes in our available for sale investment portfolio due to changes in interest rates, this action, along with the elimination of the dividends received on our Fannie Mae and Freddie Mac preferred shares will reduce our net interest income in the fourth quarter and in future periods. Net interest margin in future periods will also be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, and loan and investment prepayment rates. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced a deterioration in certain key credit quality performance indicators during 2008 which has resulted in higher levels of charge-offs and provision for credit losses. For the third quarter of 2008, the provision for credit losses and charge-offs were $304.0 million and $129.1 million, respectively, compared to $162.5 million and $33.6 million in the third quarter of 2007, respectively. Our provision for credit losses and charge-offs for the nine-month period ended September 30, 2008 were $571.0 million and $290.4 million compared to $259.5 million and $83.3 million, respectively, for the corresponding period in the prior year. The increases were driven by deterioration in our consumer and commercial portfolios. As of September 30, 2008, total non-performing loans were $638.5 million or 1.12% of total loans compared to $282.4 million or 0.49% at September 30, 2007. The increase in non-performing loans was primarily driven by our residential Alt-A, commercial real estate, multi-family and commercial and industrial loan portfolios.
     During 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. Effective January 31, 2008, Sovereign ceased originating new auto loans from these markets. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. We believe these two decisions will lower loss rates in future periods; however, losses remained elevated thus far in 2008 as the newly originated loans continue to season. For the nine-month period ended September 30, 2008, net losses on our auto loan portfolio were $121.4 million compared to $41.9 million for the nine months ending September 30, 2007. Deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in future periods. The remaining balance of our auto out-of-market loan portfolio at September 30, 2008 was $2.0 billion with reserves for credit losses of $93.4 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     As discussed previously, conditions in the housing market significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign has residential real estate loans totaling $11.5 billion at September 30, 2008 of which $2.7 billion is comprised of Alt-A residential loans. Although losses have been increasing since the prior year, actual credit losses on these loans have been modest and totaled $5.4 million and $14.9 million during the three-month period and nine-month period ended September 30, 2008 compared to $1.7 million and $3.8 million for the corresponding periods in the prior year. However non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our reserves for our residential portfolio over the past three quarters. Future losses in our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.
     Sovereign also has $6.3 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the three-month and nine-month periods ended September 30, 2008 were $4.7 million and $14.4 million, respectively, compared with $0.9 million and $4.3 million for the corresponding periods in the prior year. This portfolio consists of loans with an average FICO at origination of 775 and an average loan to value of 58%. We have total reserves of $36.5 million for this loan portfolio at September 30, 2008.
     During 2008, we have continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios. Non-performing assets for these portfolios increased to $155.5 million and $201.6 million at September 30, 2008 from $85.4 million and $61.8 million at December 31, 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $107.9 million and $201.6 million during the three-month and nine-month periods ended September 30, 2008. This increase was a significant component of our provision for credit losses of $304.0 million and $571.0 million for the three-month and nine-month periods ended September 30, 2008. A large portion of these increases is tied to companies that are in housing related industries. We have decreased the amount of loan originations to these borrower types in 2008; however, we expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
     Net (loss)/income was $(981.6) million, or $(1.48) per diluted share, and $(754.0) million, or $(1.33) per diluted share, for the three-month and nine-month periods ended September 30, 2008 as compared to $58.2 million, or $0.11 per diluted share, and $253.7 million, or $0.51 per diluted share for the three-month and nine-month periods ended September 30, 2007. Current year results include a higher provision for credit losses compared with the corresponding periods in the prior year due to the slowing economic conditions and the deterioration in most categories of our loan portfolios as discussed above. The provision for credit losses has increased to $304.0 million and $571.0 million in the three-month and nine-month periods ended September 30, 2008 compared to $162.5 million and $259.5 million for the three-month and nine-month periods ended September 30, 2007 due to the impact of the slowing economy and the deterioration of credit quality in our loan portfolios.
     During the third quarter of 2008, Sovereign recorded a $575 million after-tax other-than-temporary impairment charge on our FNMA and FHLMC preferred stock portfolio. On September 7, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of this investment. The remaining value of our shares was $47 million at September 30, 2008. Beginning in the fourth quarter of 2008, Sovereign will no longer receive dividends on these preferred shares which will reduce interest income by approximately $13 million each quarter. As discussed in Note 18, the US Government passed the Emergency Economic Stabilization Act of 2008 in early October. This legislation changes the tax treatment on losses on the preferred stock of Fannie Mae and Freddie Mac to allow financial institutions to account for them as operating losses rather than capital losses. Due to this change in tax law, Sovereign anticipates recording a $269.2 million tax benefit related to charges associated with these investments in the fourth quarter of 2008.
     In order to reduce risk in the investment portfolio, Sovereign sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter incurring a pretax loss of $602.3 million. The CDO portfolio has experienced significant volatility over the past year as a result of conditions in the credit markets. The Company decided to sell these securities due to the unprecedented uncertainty in the credit markets and to reduce the risk profile of its balance sheet.
     Net income in 2007 included charges of $222.0 million ($144.3 million after-tax or $0.30 per diluted share) related to our 2007 balance sheet restructuring and an expense saving initiative.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND 2007
(in thousands)

	2008			2007
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,120,843	$542,710	5.97%	$14,359,545	$662,500	6.15%
LOANS:
Commercial loans	27,504,751	1,192,542	5.79%	25,169,599	1,361,906	7.23%
Multi-Family	4,536,897	203,626	5.99%	4,827,663	232,677	6.43%
Consumer loans
Residential mortgages	12,501,718	529,885	5.65%	14,788,758	630,279	5.68%
Home equity loans and lines of credit	6,402,562	276,327	5.76%	7,122,383	369,186	6.93%

Total consumer loans secured by real estate	18,904,280	806,212	5.69%	21,911,141	999,465	6.09%

Auto loans	6,535,905	341,495	6.98%	5,915,010	307,332	6.95%
Other	306,435	17,831	7.77%	376,740	24,156	8.57%

Total consumer	25,746,620	1,165,538	6.04%	28,202,891	1,330,953	6.30%

Total loans	57,788,268	2,561,706	5.92%	58,200,153	2,925,536	6.71%
Allowance for loan losses	(780,182)	—	—	(496,921)	—	—

NET LOANS	57,008,086	2,561,706	6.00%	57,703,232	2,925,536	6.77%

TOTAL EARNING ASSETS	69,128,929	3,104,416	5.99%	72,062,777	3,588,036	6.65%
Other assets	10,321,919	—	—	11,632,426	—	—

TOTAL ASSETS	$79,450,848	$3,104,416	5.22%	$83,695,203	$3,588,036	5.72%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$31,422,080	$571,506	2.43%	$31,078,240	$711,076	3.06%
Wholesale deposits	3,395,117	67,968	2.67%	7,248,712	293,528	5.41%
Government deposits	3,360,712	68,151	2.71%	3,783,505	145,585	5.14%
Customer repurchase agreements	2,579,235	32,911	1.70%	2,433,331	81,358	4.47%

TOTAL DEPOSITS	40,757,144	740,536	2.43%	44,543,788	1,231,547	3.70%

BORROWED FUNDS:
FHLB advances	18,089,980	623,925	4.60%	16,280,973	614,962	5.04%
Fed funds and repurchase agreements	1,116,988	21,875	2.62%	1,342,104	53,546	5.33%
Other borrowings	3,790,370	172,011	6.05%	4,785,627	218,863	6.10%

TOTAL BORROWED FUNDS	22,997,338	817,811	4.75%	22,408,704	887,371	5.29%

TOTAL FUNDING LIABILITIES	63,754,482	1,558,347	3.26%	66,952,492	2,118,918	4.23%
Demand deposit accounts	6,580,094	—	—	6,381,978	—	—
Other liabilities	1,575,189	—	—	1,585,747	—	—

TOTAL LIABILITIES	71,909,765	1,558,347	2.89%	74,920,217	2,118,918	3.78%
STOCKHOLDERS’ EQUITY	7,541,083	—	—	8,774,986	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,450,848	1,558,347	2.62%	$83,695,203	2,118,918	3.38%

NET INTEREST INCOME		$1,546,069			$1,469,118

NET INTEREST SPREAD (1)			2.73%			2.42%

NET INTEREST MARGIN (2)			2.98%			2.72%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month and nine-month periods ended September 30, 2008 was $491.2 million and $1.5 billion compared to $456.8 million and $1.4 billion for the same periods in 2007. The increase in net interest income was due to an increase in net interest margin for the three-month and nine-month periods ended September 30, 2008 to 3.02% and 2.98%, compared to the corresponding periods in the prior year of 2.74% and 2.72%. The reason for the increase has been due to the recent steepening of the yield curve, the balance sheet restructuring we executed in the first quarter of 2007 and reductions in short-term interest rates which has benefited us given our mildly liability sensitive interest rate position. Partially offsetting this positive impact in net interest income was a decrease in average interest earning assets to $67.4 billion and $69.1 billion for the three-month and nine-month periods ending September 30, 2008 compared to $70.0 billion and $72.1 billion for the three-month and nine-month periods ending September 30, 2007 as a result of the sale of $3.4 billion, $2.9 billion and $1.2 billion of correspondent home equity, residential mortgage loans and multi-family loans, respectively, in connection with our balance sheet restructuring in the first quarter of 2007. Even though we have reduced our exposure to these loan categories, Sovereign has generated commercial loan growth within its geographic footprint which has led to an increase of approximately $2.3 billion of average commercial loans. However, most of that growth occurred in late 2007 and early 2008. Since June 30, 2008, Sovereign’s average commercial loans have decreased $224 million. Sovereign is focused on limiting its balance sheet growth given the difficult economic and credit conditions.
     Interest on investment securities and interest earning deposits was $143.1 million and $487.8 million for the three-month and nine-month periods ended September 30, 2008, compared to $196.1 million and $602.1 million for the same periods in 2007. The average balance of investment securities was $12.1 billion with an average tax equivalent yield of 5.97% for the nine-month period ended September 30, 2008 compared to an average balance of $14.4 billion with an average yield of 6.15% for the same period in 2007. The decrease in average balances is due to our efforts to reduce our reliance on certain wholesale investment security asset categories. The Company continues to anticipate that investment securities as a percentage of our total assets will decline in future periods. Interest on investment securities will decrease in the fourth quarter as a result of the CDO sale and the elimination of dividends by the FHFA on our Fannie Mae and Freddie Mac perpetual preferred stock. Additionally, during the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities. We expect the impact of the above items to reduce the yield on our investment portfolio which will result in a decrease in investment income.
     Interest on loans was $816.7 million and $2.6 billion for the three-month and nine-month periods ended September 30, 2008, compared to $954.0 million and $2.9 billion for the three-month and nine-month periods in 2007. The average balance of loans was $57.8 billion with an average yield of 5.92% for the nine-month period ended September 30, 2008 compared to an average balance of $58.2 billion with an average yield of 6.71% for the same period in 2007. Average balances of commercial loans in 2008 increased $2.3 billion as compared to 2007, primarily due to strong organic growth in our commercial loan portfolio. Commercial loan yields have decreased 144 basis points due to the decline in short-term interest rates which has decreased the yields on our variable rate loan products. Average residential mortgages decreased $2.3 billion due to the sale of $2.9 billion of residential loans in the first quarter of 2007. Average home equity loans and lines of credit decreased $0.7 billion from the prior year due to the sale of $3.4 billion of correspondent home equity loans in connection with the previously mentioned balance sheet restructuring at the end of the first quarter of 2007. Average balances of auto loans increased to $6.5 billion from $5.9 billion due to organic in-market growth and a decision towards the middle of 2006 to expand out-of-market loans. However, as previously discussed, losses on these loans have been higher than our expectations and effective January 31, 2008, management ceased originating loans from these channels. This has led to a reduction of average auto loans in the third quarter of 2008 as this portfolio declined to $6.1 billion for the three-month period ended September 30, 2008 compared to $6.6 billion for the three-month period ended June 30, 2008.
     Interest on deposits and related customer accounts was $196.9 million and $740.5 million for the three-month and nine-month periods ended September 30, 2008, compared to $408.7 million and $1.2 billion for the same periods in 2007. The average balance of deposits was $40.8 billion with an average cost of 2.43% for the nine-month period ended September 30, 2008 compared to an average balance of $44.5 billion with an average cost of 3.70% for the same period in 2007. The decrease in average balances has been concentrated in our wholesale deposit categories due to the decision to deemphasize this historically higher cost funding source. The average balance of non-interest bearing demand deposits increased from $6.4 billion in 2007 to $6.6 billion in 2008. The decrease in average cost is due primarily to decreases in costlier wholesale deposit categories due to our 2007 balance sheet restructuring and a de-emphasis on wholesale financings as well as a reduction in short-term interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Interest on borrowed funds was $271.8 million and $817.8 million for the three-month and nine-month periods ended September 30, 2008, compared to $284.7 million and $887.4 million for the same periods in 2007. The average balance of borrowings was $23.0 billion with an average cost of 4.75% for the nine-month period ended September 30, 2008 compared to an average balance of $22.4 billion with an average cost of 5.29% for the same period in 2007. The decrease in average cost has been due to a reduction in market interest rates. This benefit has been partially offset by our callable advance borrowings with the FHLB (which is discussed below) as well as, to a lesser extent, the impact of our recent $500 million subordinated debt issuance which has effective yield of 8.92%.
     Sovereign currently has a series of callable advances totaling $2.6 billion with the FHLB. These advances provide variable funding (currently at 4.85%) during the non-call period which ranges from 6 to 18 months. The majority of these advances are past their non-call periods. After the non-call period, the interest rates on these advances reset to a fixed rate of interest with certain caps (ranging from 4.95% to 5.50%) and floors of 0%. If these advances are not called by the FHLB, they would mature on various dates ranging from August 2012 to September 2016.
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2008 was $304.0 million and $571.0 million, compared to $162.5 million and $259.5 million for the same periods in 2007. The three-month period ended September 30, 2007 included additional provisions of $47 million and $37 million for credit losses related to our correspondent home equity and indirect auto loan portfolios, respectively. The provision for credit losses for the nine months ended September 30, 2008 includes a higher level of provision versus 2007 due to several factors as discussed below.
     Sovereign experienced further deterioration in the credit quality of certain commercial loans due to weakening market conditions, particularly those associated with residential construction companies. As a result of an increase in criticized and non-accrual loans and growth of $1.0 billion in our commercial real estate loans and commercial industrial loans, Sovereign increased the provision for credit losses in excess of charge-offs by approximately $201.6 million for our commercial portfolio since year-end. Although we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
     Weakening credit conditions increased charge-offs for the three-month and nine-month periods ended September 30, 2008 to $129.1 million and $290.4 million, respectively, compared to $33.6 million and $83.3 million, respectively, for the corresponding periods in the prior year. This equates to annualized net loan charge-off to average loan ratios of 0.91% and 0.67% for the three-month and nine-month periods ended September 30, 2008 compared to 0.24% and 0.19% for the comparable periods in the prior year. Third quarter results included a $25 million charge-off on a syndicated commercial loan that had declared bankruptcy in late July 2008. Sovereign has no remaining exposure related to this credit. As previously discussed, Sovereign significantly increased its auto loan portfolio, including an expansion of out-of-market loans in 2007. We stopped originating out-of-market loans effective January 31, 2008 due to unsatisfactory loss experience and also strengthened our underwriting standards in the second half of 2007 on our entire auto portfolio. We have also significantly curtailed auto loan originations in our geographic footprint in 2008 as third quarter there were $202 million of originations compared to $239 million last quarter, with the average FICO score remaining strong at 728 in the third quarter of 2008 and 726 for the third quarter of 2007. The decision to reduce origination volumes and exit the out-of-market auto loan portfolio has reduced this portfolio to $5.9 billion at September 30, 2008 compared to $7.0 billion at December 31, 2007. However, our 2008 results included net charge-offs of $121.4 million for auto loans compared to $41.9 million in 2007.
     Correspondent home equity charge-offs were $5.7 million and $15.9 million for the three-month and nine-month periods ended September 30, 2008. As discussed in our 2007 Form 10-K, Sovereign ceased originating this loan product in the first quarter of 2006 and made the decision to exit this portfolio in December 2006. Sovereign sold $3.4 billion of the loans in the first quarter of 2007, but decided to retain $658 million due to adverse market conditions. The Company wrote the loans that we retained down to fair value. At September 30, 2008, the remaining balance of the correspondent home equity portfolio was $395.8 million which consisted of $296.8 million of first lien loans and $99.0 million of second lien loans with reserves for future credit losses of $52.3 million.
     Sovereign significantly increased reserve levels for our indirect auto portfolio and our correspondent home equity portfolio in 2007 in anticipation for losses that were inherent in the portfolio that have since been realized through charge-offs in 2008. We believe our remaining reserve levels are adequate to cover inherent losses in this portfolio; however, further deterioration in the regions of the U.S. economy where these loans were originated could result in additional credit quality deterioration that will require additional provisions for credit losses in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Non-performing assets were $706.0 million or 0.91% of total assets at September 30, 2008, compared to $361.6 million or 0.43% of total assets at December 31, 2007 and $336.7 million or 0.39% of total assets at September 30, 2007. The reason for the increase since year-end was primarily driven by our residential Alt-A, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at September 30, 2008 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Nine-Month Period Ended
	September 30,
	2008	2007
Allowance for loan losses, beginning of period	$709,444	$471,030

Charge-offs:
Commercial	125,796	41,934
Consumer secured by real estate	52,798	17,377
Consumer not secured by real estate	197,738	78,220

Total Charge-offs	376,332	137,531

Recoveries:
Commercial	8,436	9,689
Consumer secured by real estate	7,525	9,200
Consumer not secured by real estate	69,998	35,310

Total Recoveries	85,959	54,199

Charge-offs, net of recoveries	290,373	83,332
Provision for loan losses (1)	538,793	254,458
Allowance released in connection with loan sales	—	(12,409)

Allowance for loan losses, end of period	957,864	629,747

Reserve for unfunded lending commitments, beginning of period	28,301	15,255
Provision for unfunded lending commitments (1)	32,208	5,042
Reserve for unfunded lending commitments, end of period	60,509	20,297

Total Allowance for credit losses	$1,018,373	$650,044

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest (Loss)/Income
     Total non-interest (loss)/income was $(995.7) million and $(616.9) million for the three-month and nine-month periods ended September 30, 2008, compared to $143.3 million and $380.4 million for the same periods in 2007. The three-month and nine-month periods ended September 30, 2008 includes an other-than-temporary impairment charge of $575 million on FNMA and FHLMC preferred stock and a loss of $602 million on the sale of our CDO portfolio. The nine-month period ended September 30, 2007 includes a $119.9 million charge on the correspondent home equity loan portfolio that was sold in connection with the balance sheet restructuring.
     Consumer banking fees were $81.1 million and $235.3 million for the three-month and nine-month periods ended September 30, 2008, compared to $73.1 million and $218.4 million for the same periods in 2007, representing an 11.0% and 7.7% increase, respectively. The increase for the three-month and nine-month periods ended September 30, 2008 is due primarily to growth in deposit fees to $62.9 million and $180.6 million, respectively, compared to $56.8 million and $169.1 million for the corresponding periods in the prior year due to certain pricing changes on deposit products, as well as a stabilization of attrition rates due to the implementation of our Customer First initiative during the majority of 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     As previously discussed, in the third quarter, we experienced decreases in deposit levels, primarily in high cost money market and certificate of deposit accounts reflecting intense price competition in the marketplace for deposits. We believe some of the deposit decreases were also due to unprecedented market events such as the failure of Washington Mutual, Inc. which was seized by the FDIC and the accelerated sale of Wachovia Corporation to Wells Fargo & Company. These events as well as other financial institution failures have led to an increase in deposit attrition, particularly for account balances in excess of FDIC insurance limits. We believe that the recent actions by the US government in early October (which included increasing deposit insurance to $250,000 per depositor interest bearing account and unlimited insurance on non-interest bearing accounts) as well as our pending merger with Santander will help stabilize our deposit base. However, our fourth quarter 2008 commercial and consumer deposit fee income levels are anticipated to be adversely impacted compared to our third quarter deposit fee income levels.
     Commercial banking fees were $52.6 million and $160.8 million for the three-month and nine-month periods ended September 30, 2008, compared to $44.2 million and $145.6 million for the same periods in 2007, representing an increase of 19.1% and 10.4%, respectively. Commercial banking fees for the three-month period ended September 30, 2007 include lower of cost or market adjustments of $6.2 million on our commercial and industrial loan syndication held for sale portfolio. This loss was due to widening credit spreads in the market place due to decreased liquidity in the market place during the third quarter and was not due to the underlying credit quality of the specific loans held by Sovereign in this portfolio. The increase for the nine months ended September 30, 2008 is due primarily to growth in deposit fees to $62.3 million for the nine-month period ended September 30, 2008 compared to $41.9 million for the corresponding period in the prior year. This was partially offset by declines in income related to our precious metals lending business of $8.9 million due to a decision to focus on relationships within our core markets.
     Net mortgage banking income was composed of the following components (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales of mortgage loans and related securities	$5,997	$3,971	$14,974	$12,835
Sale of correspondent home equity loans	—	—	—	(119,892)
Net gains/(losses) under SFAS 133	(2,289)	1,781	683	2,176
Mortgage servicing fees	12,709	10,504	36,806	30,693
Amortization of mortgage servicing rights	(8,247)	(9,532)	(27,350)	(27,250)
Residential mortgage servicing rights recoveries	14	—	1,148	656
Sales and changes to recourse reserves of multi-family loans	(8,197)	2,383	10,710	18,688
Recoveries/(impairments) to multi-family mortgage servicing rights	1,533	—	(2,687)	—
Net gain/(loss) recorded on commercial mortgage backed securitization	—	(5,355)	—	5,141

Total mortgage banking income	$1,520	$3,752	$34,284	$(76,953)

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
     In the third quarter of 2008, Sovereign recorded (losses)/gains on the sale of multi-family loans of $(8.2) million on $493.8 million of multi-family loans compared to gains of $2.4 million on the sale of $582.9 million of loans for the corresponding period in the prior year. The loss on the sale of multi-family loans for the third quarter of 2008 includes a charge of $12.5 million related to increasing recourse reserves on multi-family loans sold to Fannie Mae. The majority of this increase related to one credit that was required to be repurchased from Fannie Mae which resulted in a charge of $7.5 million. The remaining increase in our recourse reserves was due to additional reserves established for the multi-family portfolio due to the weakening economic conditions. In the third quarter of 2008, Sovereign recorded gains on the sale of mortgage loans of $6.0 million on $601.3 million of mortgage loans compared to gains of $4.0 million on $932.0 million of loans for the corresponding period in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     At September 30, 2008, Sovereign serviced approximately $13.1 billion of residential mortgage loans for others and our net mortgage servicing asset was $162.1 million, compared to $11.2 billion of loans serviced for others and a net mortgage servicing asset of $141.1 million, at December 31, 2007. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2008	December 31, 2007	September 30, 2007
CPR speed	13.46%	14.70%	12.77%
Escrow credit spread	4.59%	5.12%	5.16%
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
     The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2008 and December 31, 2007, Sovereign had a $37.1 million and $23.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The reason for the increase in our recourse reserve levels is due to weakening economic conditions.
     At September 30, 2008 and December 31, 2007, Sovereign serviced $12.5 billion and $10.9 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $240.2 million and $206.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $19.1 million and $20.4 million at September 30, 2008 and December 31, 2007, respectively. During the nine-month period ended September 30, 2008 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $5.6 million and $7.7 million, respectively. Additionally, during the first nine months of 2008, Sovereign recorded a net servicing right asset impairment charge of $2.7 million from lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
     Capital markets revenues increased to $4.7 million and $22.3 million for the three-month and nine-month periods ended September 30, 2008, compared to $(12.6) million and $(1.0) million for the same periods in 2007. During the third quarter of 2007, Sovereign recorded charges of $19.4 million related to losses on repurchase agreement and market value contracts provided to a number of mortgage companies who defaulted on their obligations. Additionally, the reason for this increase was due to the declining interest rate environment in 2008 which has allowed us to sell more interest rate derivative products to our customers.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $18.2 million and $56.7 million for the three-month and nine-month periods ended September 30, 2008, compared to $24.4 million and $65.2 million for the comparable periods in the prior year is primarily due to lower crediting rates and decreased death benefits in 2008.
     Net losses on sales of investment securities were $1.2 billion and $1.1 billion for the three-month and nine-month periods ended September 30, 2008, compared to gains of $1.9 million and $2.9 million for the same periods in 2007. Included in the third quarter of 2007 was an other-than-temporary impairment charge of $575 million on FNMA and FHLMC preferred stock and a loss of $602 million on the sale of our CDO portfolio. Additionally the third quarter results included gains of $29.5 million related to the sales of agency MBS and municipal bonds due to the decision to shorten the duration of our investment portfolio. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining 522,718 Visa shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.
General and Administrative Expenses
     General and administrative expenses for the three-month and nine-month periods ended September 30, 2008 were $387.5 million and $1.1 billion, compared to $341.6 million and $1.0 billion for the same periods in 2007. Sovereign has recorded higher compensation related costs of $24.3 million and $56.8 million for the three-month and nine-months periods ended September 30, 2008 due to normal pay rate increases and higher severance charges of $4.5 million and $9.3 million for the three-month and nine-month periods due to the termination of several members of executive and senior management. General and administrative expenses for the three-month and nine-month periods ended September 30, 2008 were also impacted by increased deposit insurance premiums. Higher deposit premium assessment rates were established in 2007 by the FDIC; however, Sovereign received a $29 million credit to be applied against future assessments, which was exhausted in the fourth quarter of 2007. As a result, we incurred higher deposit premiums of $23.3 million in the nine-month period of 2008 compared to the corresponding period in the prior year. As previously discussed, Sovereign received proceeds from the mandatory redemption of our Visa IPO shares. This amount was net of proceeds Visa funded to an escrow account to provide for possible costs associated with pending litigation against Visa and its member banks. This funding allowed member banks of Visa to reverse litigation related accruals made in 2007. Sovereign had accrued $7.8 million in 2007 for this exposure and reversed $6.4 million of this amount in the three-month period ended March 31, 2008.
     The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. The FDIC has recently announced that deposit assessment rates will double effective in the first quarter of 2009, and in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. Sovereign anticipates that these new assessments will increase our general and administrative costs by approximately $40 million to $50 million depending on factors such as our 2009 deposit and borrowing levels. Sovereign may be able to pass part or all of this cost onto its customers in the form of lower interest rates on deposits depending on market conditions.
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $45.4 million and $125.7 million for the three-month and nine-month periods ended September 30, 2008, compared to $44.0 million and $240.2 million for the same periods in 2007. The reason for the variance is discussed below.
     Sovereign recorded charges of $62.0 million and $40.1 million for the nine-month period ended September 30, 2007 associated with restructuring charges and freezing its ESOP, respectively. Additionally, results for the three-month and nine-month periods ended September 30, 2007 included $6.9 million and $19.8 million, respectively, of expense related to an equity method investment Sovereign had in a synthetic fuel partnership that generated Section 29 tax credits for the production of fuel from a non-conventional source. We amortized this through December 31, 2007 since this was the period through which we received the tax credits. Therefore, we did not incur any expense nor did we record any tax credits in 2008 related to this investment.
     Sovereign recorded intangible amortization expense of $25.4 million and $82.6 million for the three-month and nine-month periods ended September 30, 2008, compared to $31.1 million and $96.6 million for the corresponding periods in the prior year. The decreases in the current year periods are due primarily to decreased core deposit intangible amortization expense on previous acquisitions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax (Benefit)/Provision
     An income tax (benefit)/provision of $(259.9) million and $(208.7) million was recorded for the three-month and nine-month periods ended September 30, 2008, compared to $(6.3) million and $16.7 million for the same periods in 2007. The effective tax rate for the three-month and nine-month periods ended September 30, 2008 was (20.9)% and (21.7)%, respectively, compared to (12.2)% and 6.2% for the same periods in 2007. Our third quarter 2008 income tax provision included a charge of $269.2 million to establish a valuation allowance against our current period and prior year charges on our FNMA/FHLMC preferred stock. These two entities were placed into receivership during the third quarter of 2008, and the dividends on the preferred stock were eliminated. Sovereign concluded that the value of these securities would not recover for the foreseeable future. At September 30, 2008, the nature of this loss is capital for tax purposes and can only be utilized against capital gains. Sovereign has approximately $31 million of existing and potentially realizable capital gains against which the capital losses could be utilized. As Sovereign does not believe the Company will generate sufficient capital gains in future periods, a valuation allowance was recorded in the amount of $269.2 million, representing an allowance on all but $30 million of the deferred tax asset that had been recorded on all previous charges and the current period charge. In October 2008, as part of the Emergency Economic Stabilization Act and an IRS Revenue Procedure, the losses on these securities will be treated as ordinary rather than capital for financial institutions. This will enable Sovereign to record a tax benefit of approximately $269.2 million in its fourth quarter 2008 results due to this change in tax law. The effective tax rate differs from the statutory rate of 35% primarily due to income from tax-exempt investments, income related to bank-owned life insurance, and tax credits associated with low income housing investment partnerships. The lower effective tax rate for the nine-month period ended September 30, 2007 results from the lower amount of pre-tax income of the Company for that time period. Additionally, as discussed above, the three-month and nine-month periods ended September 30, 2008 did not have any tax credits associated with the synthetic fuel partnership.
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
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) is currently examining the Company’s federal income tax returns for the years 2002 through 2005. The Company anticipates that the IRS will complete this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion, which are discussed in Note 12 in the Company’s 2007 Form 10-K. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. While the IRS audit is not complete, recent developments in our IRS audit leads us to expect that the IRS will propose to disallow the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions and to assess interest and potential penalties, the combined amount of which totaled approximately $76.3 million as of September 30, 2008. In addition, while the IRS has not yet initiated an audit for the years 2006 and 2007, we expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively, and to assess interest and potential penalties, the combined amount of which totals approximately $12.6 million as of September 30, 2008. Sovereign may need to litigate this matter with the IRS. Sovereign believes that it is entitled to claim these foreign tax credits and also believes that its recorded tax reserves for this position of $57.9 million adequately provides for any potential exposure to the IRS related to foreign tax credits and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

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
     The Retail Banking Division’s net interest income decreased $31.9 million and $139.1 million to $276.3 million and $790.9 million for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding period in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 2.25% for the first nine months of 2008 compared to 2.67% for the same period in the prior year. The average balance of loans was $6.4 billion for the nine months ended September 30, 2008 compared to an average balance of $5.6 billion for the corresponding period in the preceding year. The average balance of deposits was $41.6 billion for the nine months ended September 30, 2008, compared to $42.0 billion for the same period a year ago. The provision for credit losses increased $20.8 million and $37.6 million for the three months and nine months ended September 30, 2008, and is driven by the charge-offs in the division’s loan portfolio. General and administrative expenses totaled $276.9 million and $810.3 million for the three months and nine months ended September 30, 2008, compared to $265.5 million and $794.1 million for the three months and nine months ended September 30, 2007. The increase in general and administrative expenses is due to increased deposit insurance premiums of $7.4 million and $21.2 million for the three and nine month periods ended September 30, 2008, respectively. The increase was due to the FDIC assessments on deposits that began in 2008 as previously discussed.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Corporate Specialty Group segment net interest income decreased $4.8 million and $51.0 million to $95.3 million and $287.8 million for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in the preceding year. The decrease from prior year in net interest income was due a decrease in average loans due to the sale of $3.4 billion of correspondent home equity loans and $2.9 billion of residential mortgage loans as part of the balance sheet restructuring executed in early 2007. The net spread on a match funded basis for this segment was 1.28% for the first nine months of 2008 compared to 1.36% for the same period in the prior year. The average balance of loans for the nine-month period ended September 30, 2008 was $28.9 billion compared with $32.4 billion for the corresponding period in the prior year. Fees and other income were $17.0 million and $76.6 million for the three-month and nine-month periods ended September 30, 2008 compared to $1.7 million and a loss of $42.7 million for the corresponding periods in the prior year. The prior year results included a charge of $119.9 million on the correspondent home equity loan portfolio. The provision for credit losses increased $1.6 million and $108.6 million to $118.5 million and $267.1 million at September 30, 2008 due to a higher level of losses on our indirect auto portfolio particularly related to out-of-market auto loans. Charge-offs on out-of-market auto loans increased to $78.5 million during the first nine months of 2008 compared to $15.2 million during the first nine months of 2007. General and administrative expenses totaled $48.3 million and $135.5 million for the three months and nine months ended September 30, 2008, compared to $44.6 million and $126.1 million for the three months and nine months ended September 30, 2007.
     The Commercial Lending segment net interest income increased $17.0 million and $65.0 million to $127.1 million and $382.1 million for the three-month and nine-month periods ended September 30, 2008 compared to the corresponding periods in the preceding year due to growth in our commercial loan portfolios due to our emphasis on this asset class and a de-emphasis on wholesale residential loans, investment securities and other lower yielding asset classes. The net spread on a match funded basis for this segment was 2.32% for the first nine months of 2008 compared to 2.25% for the same period in the prior year. The average balance of loans for the nine months ended September 30, 2008 was $22.3 billion compared with $20.1 billion for the corresponding period in the prior year. The provision for credit losses increased $119.0 million and $165.3 million to $154.7 million and $244.2 million for the three months and nine months ended September 30, 2008 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. General and administrative expenses (including allocated corporate and direct support costs) were $50.2 million and $154.1 million for the three months and nine months ended September 30, 2008 compared with $46.3 million and $135.3 million for the corresponding periods in the prior year. The reason for the increase is due to compensation and benefit cost increases needed to support the growth of this reporting segment.
     The net loss before income taxes for Other increased $1.14 billion and $892 million to a net loss of $1.19 billion and $1.19 billion for the three months and nine months ended September 30, 2008 compared to the corresponding periods in the preceding year. Results for the three and nine months ended September 30, 2008 included charges of $575 million and $602 million related to the other-than-temporary impairment charge on FNMA and FHLMC preferred stock and the loss on the sale of our CDO portfolio, respectively. Results for the three and nine months ended September 30, 2007 included charges of $40.1 million and $62.0 million related to freezing our ESOP plan and certain restructuring charges, respectively. Net interest income/(expense) decreased $54.1 million and $206.6 million to $(7.5) million and $18.7 million for the three months and nine months ended September 30, 2008 compared to the corresponding periods in the preceding year due primarily to investment yields decreasing 18 basis points while borrowings decreased 54 basis points for the nine-month period ended September 30, 2008. Average borrowings for the nine-month period ended September 30, 2008 and 2007 were $23.0 billion and $22.4 billion, respectively, with an average cost of 4.75% and 5.29%. Average investments for the nine-month period ended September 30, 2008 and 2007 was $12.1 billion and $14.4 billion respectively, at an average yield of 5.97% and 6.15%.
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 1 to the December 31, 2007 consolidated financial statements filed on 2007 Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, securitizations, derivatives, income taxes and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2007 Management’s Discussion and Analysis filed in our 2007 Form 10-K.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     During 2008, Sovereign financial results were impacted by an increase in credit losses, and losses on our investment portfolio which caused current year results to be less than our internal plan. Additionally, on October 13th, we entered into a Transaction Agreement with Santander. We did consider whether these events could be potential indicators of impairment for the $3.2 billion of goodwill allocated to our retail segment and the $232 million of goodwill allocated to our commercial segment. Upon the completion of our third quarter goodwill impairment testing, we concluded that the fair value of our retail segment was in excess of its book value. We did conclude that the fair value of our commercial segment was below its book value in accordance with step 1 of SFAS 142. However, no impairment charge was required to be recorded upon the completion of our goodwill impairment testing under Step 2 of SFAS 142. We will continue to evaluate future performance and market conditions and consider any changes in these areas in our goodwill impairment valuation in future periods.
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 17 to the consolidated financial statements.
FINANCIAL CONDITION
Loan Portfolio
     At September 30, 2008, commercial loans totaled $27.6 billion representing 48.5% of Sovereign’s loan portfolio, compared to $26.7 billion or 46.2% of the loan portfolio at December 31, 2007 and $25.9 billion or 45.3% of the loan portfolio at September 30, 2007. At both September 30, 2008 and December 31, 2007, only 7% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2007 has been driven by organic loan growth. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s 2007 restructuring plan to deemphasize lower yielding residential loans. Sovereign has generated commercial loan growth within its geographic footprint which has led to an increase of approximately $2.3 billion of average commercial loans for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. However, most of that growth occurred in late 2007 and early 2008. Since June 30, 2008, Sovereign’s average commercial loans have decreased $223 million. Sovereign is focused on limiting its balance sheet growth given the difficult economic and credit conditions.
     At September 30, 2008, multi-family loans totaled $4.9 billion representing 8.6% of Sovereign’s loan portfolio, compared to $4.2 billion or 7.3% of the loan portfolio at December 31, 2007 and $4.0 billion or 7.1% of the loan portfolio at September 30, 2007.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.7 billion and residential loans of $11.5 billion) totaled $18.2 billion at September 30, 2008, representing 32.1% of Sovereign’s loan portfolio, compared to $19.5 billion, or 33.8%, of the loan portfolio at December 31, 2007 and $20.1 billion or 35.1% of the loan portfolio at September 30, 2007.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $5.9 billion and other consumer loans of $0.3 million) totaled $6.1 billion at September 30, 2008, representing 10.8% of Sovereign’s loan portfolio, compared to $7.3 billion, or 12.7%, of the loan portfolio at December 31, 2007 and $7.2 billion or 12.5% of the loan portfolio at September 30, 2007. The decrease in the consumer loan portfolio not secured by real estate from prior quarter is primarily due to the cessation of out-of-market auto lending on January 31, 2008. Additionally, the Company has tightened its underwriting standards on its in-market auto loans portfolio which slowed originations. Third quarter 2008 auto loan originations within our geographic footprint totaled $201.7 million compared with $239.0 million in the second quarter of 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Performing Assets
     At September 30, 2008, Sovereign’s non-performing assets increased by $344.4 million to $706.0 million compared to $361.6 million at December 31, 2007. This increase is primarily related to residential mortgages, commercial real estate loans, multi-family loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets increased to 1.24% at September 30, 2008 from 0.63% at December 31, 2007. In response to these increases, Sovereign increased its reserves for credit losses on our loan portfolio to $1.0 billion or 1.79% of total loans at September 30, 2008 from $737.7 million or 1.28% at December 31, 2007. Sovereign generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer and residential loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. Loans secured by residential real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	September 30,	December 31,
	2008	2007

Non-accrual loans:
Consumer:
Residential mortgages	$174,345	$90,881
Home equity loans and lines of credit	66,644	56,099
Auto loans and other consumer loans	2,890	3,446

Total consumer loans	243,879	150,426
Commercial	155,497	85,406
Commercial real estate	201,594	61,750
Multi-family	37,221	6,336

Total non-accrual loans	638,191	303,918
Restructured loans	260	370

Total non-performing loans	638,451	304,288

Other real estate owned	45,604	43,226
Other repossessed assets	21,987	14,062

Total other real estate owned and other repossessed assets	67,591	57,288

Total non-performing assets	$706,042	$361,576

Past due 90 days or more as to interest or principal and accruing interest	$90,843	$68,770
Annualized net loan charge-offs to average loans	.67%	.25%
Non-performing assets as a percentage of total assets	.91%	.43%
Non-performing loans as a percentage of total loans	1.12%	.53%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	1.24%	.63%
Allowance for credit losses as a percentage of total non-performing assets (1)	144.2%	204.0%
Allowance for credit losses as a percentage of total non-performing loans (1)	159.5%	242.4%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest increased by $22.1 million from December 31, 2007 to September 30, 2008, mostly attributable to an increase of $24.0 million in residential loans. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $213.1 million and $140.3 million at September 30, 2008 and December 31, 2007, respectively. This increase has been factored into our allowance for loan losses for our commercial loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	September 30, 2008		December 31, 2007
		% of		% of
		Loans		Loans
		to		to
		Total		Total
	Amount	Loans	Amount	Loans

Allocated allowance:
Commercial loans	$635,555	57%	$433,951	54%
Consumer loans secured by real estate	160,804	32	117,380	34
Consumer loans not secured by real estate	153,631	11	149,768	12
Unallocated allowance	7,874	n/a	8,345	n/a

Total allowance for loan losses	$957,864	100%	$709,444	100%
Reserve for unfunded lending commitments	60,509		28,301

Total allowance for credit losses	$1,018,373		$737,745

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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $434.0 million at December 31, 2007 (1.40% of commercial loans) to $635.6 million at September 30, 2008 (1.95% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at September 30, 2008 and loan growth which required additional reserves. Additionally, Sovereign has increased its class reserve allocations in 2008 in anticipation of continued deterioration in these loan portfolios in the near term. A large portion of this increase was related to loans to companies that are in housing related industries. We expect that the difficult housing environment as well as the current uncertain economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in increased reserve allocations and higher provisions for loan losses in future periods.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $160.8 million at September 30, 2008 from $117.4 million at December 31, 2007. The increase is primarily the result of increased class reserves allocated to our residential loan portfolio due to continued weaknesses in residential real estate prices. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.7 billion Alt-A portfolio, continue to increase. As a percentage of consumer loans secured by real estate the allowance was 0.88% at September 30, 2008 compared with 0.60% at December 31, 2007. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential portfolio which may result in higher loss levels. In response, during the first nine months of 2008, we increased the reserve for consumer loans secured by real estate by $43.4 million.
     Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $4.7 million of losses on the remaining loans in the structure which totaled $3.0 billion at September 30, 2008. Sovereign is reimbursed for the next $53.7 million of losses under the terms of the credit default swap. Losses above $58.4 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $149.8 million at December 31, 2007 to $153.6 million at September 30, 2008 primarily due to an increase in out of market auto loans of $4.9 million. This increase was due to our decision to increase the pass allocation reserve factor in light of recent deterioration in this segment of our loan portfolio due to the current economic weakness. We made the decision to stop originating out of market loans effective January 31, 2008. Additionally, we reduced the amount of auto loan originations in 2008 compared to 2007 origination levels within our geographic footprint, as we have strengthened our underwriting standards. In footprint auto loan originations for the nine-month period ended September 30, 2008 were $944.2 million compared to $1.6 billion for the corresponding period in the prior year. During 2007, Sovereign originated $2.8 billion of out-of-market auto loans. The allowance as a percentage of consumer loans not secured by real estate was 2.50% at September 30, 2008 and 2.04% at December 31, 2007.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Unallocated Allowance. The unallocated allowance for loan losses was $7.9 million at September 30, 2008 and $8.3 million at December 31, 2007. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $28.3 million at December 31, 2007 to $60.5 million at September 30, 2008 due to increases in the amount of criticized commercial loan commitments since year-end due to weakening economic conditions.
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available for sale investment portfolio at September 30, 2008 was 5.8 years compared to 7.1 years at June 30, 2008.
     Total investment securities available-for-sale were $8.6 billion at September 30, 2008 and $13.9 billion at December 31, 2007. For additional information with respect to Sovereign’s investment securities, see Note 4 in the Notes to Consolidated Financial Statements.
     Sovereign recorded a $575 million other-than-temporary impairment charge on the preferred stock in Fannie Mae and Freddie Mac during the third quarter of 2008. Additionally, Sovereign recorded a pretax loss of $602.3 million in connection with the sale of our CDO investment portfolio.
     Other investments, which consists of FHLB stock and repurchase agreements, decreased to $0.9 billion at September 30, 2008 from $1.2 billion at December 31, 2007 due to a reduction in FHLB stock as Sovereign reduced its amount of FHLB borrowings since year-end in connection with its plan to reduce wholesale borrowings.
Goodwill and Other Intangible Assets
     Goodwill was $3.4 billion at both September 30, 2008 and December 31, 2007. Other intangibles decreased by $82.6 million at September 30, 2008 compared to December 31, 2007 due to year-to-date amortization expense.
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required.
     During 2008, Sovereign financial results were impacted by an increase in credit losses, and losses on our investment portfolio which caused current year results to be less than our internal plan. Additionally on October 13, 2008, we entered into a Transaction Agreement with Santander which valued Sovereign at approximately $2.5 billion on the announcement date. Based on these events we updated our goodwill impairment testing with the assistance of a third party.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     We utilized a discounted cash flow analysis to estimate the fair value of our reporting units using market based assumptions which valued the entire Company at a level consistent with the consideration paid by Santander. The fair value of our retail bank was in excess of its book value. This reporting unit has limited credit exposure and continues to be profitable. The fair value of our consumer and commercial reporting units were negative due to the deterioration in their operating results in the current year from increased credit losses on their loan portfolios. Of these two segments, only our commercial segment had goodwill assigned to it. After completing step 2 of the goodwill impairment analysis, no goodwill charge was required due to the significant discount on the commercial loans that reside in this reporting unit which caused its implied fair value of goodwill to be in excess of its allocated goodwill amount of $232 million.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2008	$100,467	$80,169	$20,298
2009	71,341	—	71,341
2010	56,617	—	56,617
2011	44,963	—	44,963
2012	33,108	—	33,108
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2008 were $43.1 billion compared to $49.9 billion at December 31, 2007. In the third quarter, we experienced decreases in deposit levels, primarily in high cost money market and certificate of deposit accounts reflecting intense price competition in the marketplace for deposits. We believe some of the deposit decreases were also due to unprecedented market events such as the failure of Washington Mutual, Inc. which was seized by the FDIC and the accelerated sale of Wachovia Corporation to Wells Fargo & Company. These events as well as other financial institution failures have led to an increase in deposit attrition, particularly for account balances in excess of FDIC insurance limits. We believe that the recent actions by the US government in early October (which included increasing deposit insurance to $250,000 per depositor interest bearing account and unlimited insurance on non-interest bearing accounts) as well as our pending transaction with Santander will help stabilize our deposit base.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. In the third quarter of 2008, Sovereign began to borrow from the Federal Reserve discount window through the pledging of certain assets. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at September 30, 2008 and December 31, 2007 were $25.2 billion and $26.1 billion, respectively. The reason for this decline is primarily due to the reduction in short-term assets that Sovereign needed to acquire to maintain compliance with HOLA (See Note 4). See Note 7 for further discussion and details on our borrowings and other debt obligations.

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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.9 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2008. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $59.4 million at September 30, 2008 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2008, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets. See Note 12 for a description of Sovereign’s interests that continue to be held in its off-balance sheet asset securitizations.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2008 and December 31, 2007, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2008 and December 31, 2007 (in thousands):

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at September 30, 2008:
Regulatory capital	$4,979,792	$4,705,854	$7,001,301
Minimum capital requirement (1)	2,940,842	2,573,002	5,146,004

Excess	$2,038,950	$2,132,852	$1,855,297

Sovereign Bank capital ratio	6.77%	7.32%	10.88%

Sovereign Bank at December 31, 2007:
Regulatory capital	$5,289,889	$5,030,620	$6,939,602
Minimum capital requirement (1)	3,237,187	2,668,712	5,337,424

Excess	$2,052,702	$2,361,908	$1,602,178

Sovereign Bank capital ratio	6.54%	7.54%	10.40%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	COMMON	COMMON	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TANGIBLE	TANGIBLE	TIER 1
	ASSETS	ASSETS	ASSETS	ASSETS	LEVERAGE
	EXCLUDING	INCLUDING	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI (2)	OCI (2)	OCI (2)	OCI (2)	RATIO
Capital ratio at September 30, 2008 (1)	5.83%	5.01%	6.09%	5.27%	6.60%
Capital ratio at December 31, 2007 (1)	4.43%	4.04%	4.67%	4.28%	5.89%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

(2)	Tangible equity and tangible assets are defined as total equity and total assets less goodwill and other intangibles, net of any deferred tax liabilities.
     The Sovereign Bancorp capital ratios at December 31, 2007 were negatively impacted 0 basis points to 33 basis points depending on the ratio due to a balance sheet gross up of $4 billion of investments and cash deposits in order to comply with a loan limitation test required by HOLA. As discussed in our Form 10-K, HOLA limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. The law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million). Commercial loans secured by real estate can be made in an amount up to four times an institutions total risk-based capital. Due to Sovereign’s decreased emphasis of lower yielding asset classes since year-end (primarily investment securities, multi-family loans and residential loans) and increased emphasis on higher yielding commercial loans, Sovereign was required to increase the amount of assets that were not considered large commercial loans in order to comply with the regulation at September 30, 2008 and December 31, 2007. The Company is working on a more permanent solution to maintain compliance with this regulation in future periods.
     As discussed in our Form 10-K, all OTS savings institutions are required to meet a qualified thrift lender (QTL) test to avoid certain restrictions on their operations. The QTL test under HOLA requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. Such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations and mortgage related investments. At September 30, 2008 Sovereign was not in compliance with the QTL due to the significant other-than-temporary impairment charge that was recorded on our FNMA/FHLMC preferred stock portfolio. If an exemption from the OTS related to this charge is not obtained, Sovereign must work towards ensuring the Bank passes the QTL test in 9 out of 12 months. If Sovereign is not successful, then the consequences of not complying with QTL would include requiring Sovereign to have to convert to a commercial bank charter or not engaging in any new activities, declaring dividends or opening branches that would not be permitted for a national bank located in that state. Additionally, our holding company must be registered as a bank holding company which would likely result in this entity being regulated by the Federal Reserve rather than the OTS. Sovereign may also choose to take certain actions to reduce the amount of commercial loans or increase the amount of qualified thrift investments that are held on our balance sheet. These actions are inconsistent with our current strategy and could adversely impact future earnings and capital levels.
Liquidity and Capital Resources
     Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail and commercial deposit gathering, FHLB borrowings, Federal Reserve borrowings, federal funds purchases, reverse repurchase agreements and wholesale deposit purchases. Other sources of liquidity include asset securitizations, loan sales, and periodic cash flows from amortizing mortgage backed securities.
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2008, Sovereign had $9.2 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     During 2008, we have seen decreases in our deposit portfolio of approximately $6.8 billion which has largely been in our costlier wholesale categories. We have, therefore, only been able to reduce our borrowings by $0.9 billion during 2008 despite a decrease in total assets of $7.5 billion.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Company has been aggressively working to increase its liquidity position, and, as of September 30, 2008, we had over $7.5 billion in committed liquidity from the FHLB and the Federal Reserve Bank. In October we pledged additional assets to the Federal Reserve which resulted in an increase in available liquidity of $4.3 billion to $11.8 billion. We are working on pledging additional loans to Federal Reserve Bank to enhance this amount by an additional $4.2 billion. We believe that this committed liquidity provides adequate liquidity in this difficult economic environment.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries and access to the capital markets. However, due to recent market conditions, our ability to raise significant amounts of unsecured debt or equity capital at favorable funding terms is limited. Sovereign Bank may pay dividends to its parent subject to approval of the OTS, as discussed above. Sovereign also has approximately $87.5 million of availability under a shelf registration statement on file with the Securities and Exchange Commission permitting access to the public debt and equity markets. During the second quarter of 2008, Sovereign issued $1.39 billion of common stock through its shelf registration. During the third quarter of 2008, Sovereign Bancorp contributed $800 million of cash to the Bank to help bolster its capital ratios. At September 30, 2008, our holding company liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.
     As previously mentioned Sovereign adopted FAS 157 on January 1, 2008. Sovereign’s level 3 investments are comprised of certain non-agency mortgage backed securities and FNMA/FHLMC preferred stock, which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign receives third party broker quotes to determine their estimated fair value. The prices of our securities are benchmarked against similar securities that are more actively traded to validate the reasonableness of their fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values. However, due to the sale of our CDO portfolio and the impairment charge recorded on our Fannie Mae and Freddie Mac preferred stock the outstanding balance of our level 3 assets on our balance sheet has declined significantly from prior periods.
     Towards the end of the third quarter of 2008, Sovereign decided to exit its entire CDO portfolio in an expedited manner due to unprecedented levels of economic uncertainty. This resulted in a pretax loss of $602 million on this sale which was significantly in excess of the unrealized loss on this portfolio at June 30th. Due to the rapidly developing negative economic conditions at the end of the third quarter, the unrealized loss on this portfolio increased significantly and executive management and the Board of Directors decided it was in the best interests of the Company to remove this high risk asset class from the Company’s balance sheet as it would most likely continue to be a volatile asset in future periods and distract management and the Board from our core business efforts.
     Net cash provided by operating activities was $1.5 billion for 2008. Net cash provided by investing activities for 2008 was $4.2 billion and consisted primarily of proceeds from the sale of investments of $5.2 billion and from the maturities and repayments of investments of $4.8 billion, offset by purchases of investments of $5.2 billion. Net cash used by financing activities for 2008 was $6.3 billion, which was primarily due to a decrease in deposits of $6.8 billion and a reduction in wholesale borrowings of $1.2 billion, offset by $1.4 billion of proceeds from the issuance of common stock. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

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
Contractual Obligations (in thousands of dollars):

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs

FHLB advances (1)	$20,450,421	$12,105,065	$2,811,911	$1,297,865	$4,235,580
Fed Funds (1)	2,616,145	2,616,145	—	—	—
Other debt obligations (1)	3,525,352	327,492	1,088,297	1,131,438	978,125
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,964,530	88,435	176,257	181,059	3,518,779
Certificates of deposit (1)	12,571,920	11,351,693	927,820	232,036	60,371
Investment partnership commitments (3)	13,598	7,128	6,364	26	80
Operating leases	841,041	99,689	185,041	151,797	404,514

Total contractual cash obligations	$43,983,007	$26,595,647	$5,195,690	$2,994,221	$9,197,449

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $30.9 billion that are due on demand by customers. Additionally, $86.6 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Amount of Commitment Expiration per Period (in thousands of dollars):

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

Commitments to extend credit	$17,959,396	$6,834,053	$4,003,223	$2,041,904	$5,080,216
Standby letters of credit	3,002,967	555,431	957,180	1,053,099	437,257
Loans sold with recourse	300,827	7,118	34,126	75,507	184,076
Forward buy commitments	631,545	534,945	96,600	—	—

Total commercial commitments	$21,894,735	$7,931,547	$5,091,129	$3,170,510	$5,701,549

     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.1 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2008 was $3.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2008. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
     See Note 16 for a description of pending litigation against the Company.
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
     Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in fed funds compared with three month LIBOR. Repricing risk stems from the different timing of contractual repricing such as, one month versus three month reset dates. Yield curve risk stems from the impact on earnings and market value due to different shapes and levels of yield curves. Optionality risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to the net interest income simulations, scenarios and market value analysis and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, and competitor pricing.
     Sovereign simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk. This information is then used to develop proactive strategies to ensure that Sovereign’s risk position remains close to neutral so that future earnings are not significantly adversely affected by future interest rates.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

	The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at September 30, 2008	net interest income would result	Policy Limits

Up 100 basis points	(1.79)%	(5.00)%
Down 100 basis points	1.16%	(5.00)%
     Sovereign also focuses on calculating the market value of equity (“MVE”). This analysis is very useful as it measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships, and product spreads which may mitigate the impact of any interest rate changes.
     Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to Sovereign’s MVE at September 30, 2008 and December 31, 2007:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2008	December 31, 2007	Policy limits
Base (in thousands)	$6,979,080	$6,939,602	N/A
Up 200 basis points	(5.29)%	(12.50)%	(15.00)%
Up 100 basis points	(2.07)%	(5.99)%	(7.50)%
Down 100 basis points	1.09%	3.42%	7.50%
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
     Pursuant to its interest rate risk management strategy, Sovereign enters into derivative relationships such as interest rate exchange agreements (swaps, caps, and floors) and forward sale or purchase commitments. Sovereign’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     Refer to Note 16 in Part I, Item 1 of this Form 10-Q for a description of the legal contingencies outstanding against the Company.
Item 1A — Risk Factors
     Except for the additional risk factor set forth below, the risk factors in the Company’s Annual Report on Form 10-K have not changed materially.
•	The Company may not be able to complete its transaction with Santander in a timely manner or at all.
     There can be no assurance that the transaction with Santander will be completed. Regulatory and shareholder approvals may not be obtained or may not be obtained on the proposed terms or in the expected timeframe. If the transaction closes, the businesses of the Company may not be integrated successfully into the existing businesses of Santander or the integration may be more difficult, time-consuming or costly than expected. The combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction. Deposit attrition, operating costs, customer losses and business disruptions following the transaction, including difficulties in maintaining relationships with employees, could be greater than expected.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended September 30, 2008:

			Total Number of Shares	Maximum Number
	Total	Average Price	Purchased	of Shares that
	Number of	Paid	as Part of Publicly	may be Purchased
	Shares	Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	Or Programs (1)
7/1/08 through 7/31/08	2,750	$7.71	N/A	19,500,000
8/1/08 through 8/31/08	22,661	10.47	N/A	19,500,000
9/1/08 through 9/30/08	2,195	8.04	N/A	19,500,000

(1)	Sovereign has three stock repurchase programs in effect that would allow the Company to repurchase up to 40,500,000 shares of common stock as of September 30, 2008 of which approximately twenty one million shares have been purchased under these repurchase programs as of September 30, 2008. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount. Sovereign does occasionally repurchase its common securities on the open market to fund equity compensation plans for its employees. Additionally, Sovereign repurchases its shares from employees who surrender a portion of their shares received through the Company’s stock based compensation plans to cover their associated minimum income tax liabilities. Sovereign repurchased 27,606 shares outside of publicly announced repurchase programs during the third quarter of 2008.

Item 6 — Exhibits
     (a) Exhibits

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated.

(10.1)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Paul A. Perrault (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2008).

(10.2)	First Amendment to Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2008).

(10.3)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 30, 2008).

(10.4)	Separation and Consulting Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 30, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC. (Registrant)
Date: November 5, 2008	/s/ Kirk W. Walters
Kirk W. Walters
Interim Chief Executive Officer and President, Chief Financial Officer (Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(3.2)	Bylaws of Sovereign Bancorp, Inc., as amended and restated.

(10.1)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Paul A. Perrault (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2008).

(10.2)	First Amendment to Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 30, 2008).

(10.3)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 30, 2008).

(10.4)	Separation and Consulting Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 30, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.